Form 10-K405
period 1996-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 1996-09-30
CIK 1010470

Washington, D.C.  20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended June 30, 1996 OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number: 0-28304

                   PROVIDENT FINANCIAL HOLDINGS, INC.

         (Exact name of registrant as specified in its charter)

Delaware                                                 33-070489
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                     I.D. Number)


3756 Central Avenue, Riverside, California                 92506
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (909) 686-6060

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.01 per share
                            (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X      NO      .

     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     As of September 16, 1996, there were issued and outstanding 5,125,215 shares of the Registrant's Common Stock. The Registrant's voting stock is listed on the Nasdaq National Market under the symbol "PROV." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on September 16, 1996, was $54,209,719.

                          DOCUMENTS INCORPORATED BY REFERENCE
                                       None

PAGE

PART I

Item 1.  Business

General

     Provident Financial Holdings, Inc. ("Provident Financial" or the "Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At June 30, 1996, the Corporation had total assets of $584.8 million, total deposits of $479.4 million and stockholders' equity of $86.0 million. Provident Financial has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiary.

     The Savings Bank, founded in 1956, is a federally chartered savings bank headquartered in Riverside, California. The Savings Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Savings Bank's deposits are federally insured up to applicable limits by the FDIC (under the Savings Association Insurance Fund ("SAIF")). The Savings Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1956.

     The Savings Bank's business consists of both traditional savings and loan and mortgage banking operations. The savings and loan operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in one- to four-family mortgage loans and, to a lesser extent, in multi-family, commercial real estate, construction and consumer and other loans. The mortgage banking activities consist of the origination and sale of mortgage loans secured by one- to four-family residences and the servicing of such loans for others. The Savings Bank's revenues are derived principally from interest on its mortgage loan portfolio and fees generated through its mortgage banking activities.

Recent Developments

     Recapitalization of SAIF and Its Impact on SAIF Premiums. Effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the Bank Insurance Fund ("BIF"). Under the new assessment schedule, approximately 92% of BIF members pay the statutory minimum annual assessment of $2,000. With respect to financial institutions that are members of the SAIF, the FDIC has retained the existing rate schedule of 23 to 31 basis points. The Savings Bank is a member of the SAIF rather than the BIF. SAIF premiums may not be reduced for several years because the SAIF has lower reserves than the BIF. Because deposit insurance premiums are often a significant component of noninterest expense for insured depository institutions, the reduction in BIF premiums may place the Savings Bank at a competitive disadvantage since BIF-insured institutions (such as most commercial banks) may be able to offer more attractive loan rates, deposit rates, or both.

     Proposed federal legislation would recapitalize the SAIF and resolve the current premium disparity by requiring savings institutions like the Savings Bank to pay a one-time assessment to increase SAIF's reserves to $1.25 per $100 of deposits. Under current proposals, such assessment would be based on assessable deposits at March 31, 1995 and is expected to be approximately 80 basis points on the amount of deposits held by a SAIF- member institution. The payment of a one-time fee would have the effect of immediately reducing the capital and pre-tax earnings of SAIF-member institutions by the amount of the fee. Based in the Savings Bank's assessable deposits of $490.5 million at March 31, 1995, a one-time assessment of 80 basis points would equal approximately $3.9 million. Management cannot predict whether any legislation imposing such a fee will be enacted, or, if enacted, the amount or timing of any one-time fee or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

                                 1
PAGE

Market Area

     The Savings Bank is headquartered in Riverside, California and operates seven additional full-service offices in Riverside County and one in San Bernardino County. Management considers Riverside and western San Bernardino Counties to be the Savings Bank's primary market for deposits. Through the operations of its Profed Mortgage division, the Savings Bank has expanded its retail lending market to include a larger portion of southern California and southern Nevada. Profed Mortgage also operates an office in Northern California. Profed Mortgage operates four offices within the Savings Bank's retail branch facilities and five free-standing loan production offices. Two of Profed Mortgage's loan production offices include wholesale loan departments through which the Savings Bank maintains a network of loan correspondents. Most of the Savings Bank's business is conducted in the communities surrounding the Savings Bank's full-service branches and loan production offices.

     The large geographic area encompassing Riverside and San Bernardino Counties is referred to as the "Inland Empire" due to a combination of the large volume of economic activity, the large population and the extremely rapid economic and demographic growth that occurred during the 1980s. According to 1995 population estimates, San Bernardino and Riverside Counties have the fourth and sixth largest county populations in California, respectively. The Savings Bank's market area consists primarily of suburban and urban communities. Western Riverside and San Bernardino Counties are relatively densely populated and are within the greater Los Angeles metropolitan area. Military spending cuts have had a negative impact on the economy and the labor force in the market area, as much of Southern California's economic growth was tied to growth in the aerospace and other defense-related industries. Though the Inland Empire is widely believed to be entering a period of slow recovery from the recessionary trends that have prevailed in Southern California over the past several years, unemployment remains high. The recession in Southern California has resulted in an over-supply of commercial, multi-family and residential properties and real estate values continue to remain weak. The Savings Bank faces intense competition for deposits and loan originations. See "-- Competition."

Lending Activities

     General. The principal lending activity of the Savings Bank is the origination of conventional, Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgage loans secured by one- to four-family residential properties. To a lesser extent, the Savings Bank also originates multi-family, commercial real estate, construction, consumer and other loans for its portfolio. The Savings Bank's net loans receivable totalled approximately $452.9 million at June 30, 1996, representing approximately 77.4% of consolidated total assets.
                                         2
PAGE

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio at the dates indicated.

                                            At June 30,
                           1996                 1995              1994
           Amount     Percent    Amount    Percent  Amount    Percent

Mortgage loans:
One- to
 four-
 family     $327,490     70.77%     $345,034   71.59%   $277,986    64.94%

Multi-
 family       54,427     11.76        53,531   11.11      63,719    14.88
Commercial    54,813     11.84        61,518   12.76      63,659    14.87
Construction  10,222      2.21         5,938    1.23       4,324     1.01
              ------     -----        ------    ----      ------    -----
  Total
   mortgage
   loans     446,952     96.58       466,021   96.69     409,688    95.70
Consumer
 loans        15,497      3.35        15,830    3.28      18,177     4.25
Other loans      332      0.07           137    0.03         218     0.05
              ------      ----        ------    ----      ------     ----
Total loans
  receivable 462,781    100.00%     481,988   100.00%    428,083   100.00%
             -------    ======      -------   ======     -------   ======
Less:
 Loans in
  process      3,694                  4,121                3,324
 Deferred
  loan fees
  and
  discounts     690                   1,239                1,268
Allowance for
 loan losses  5,452                   5,085                3,332
              -----                   ------               -----
  Total loans
   receivable,
   net     $452,945                $471,543             $420,159
           ========                ========             ========
Loans held
 for sale  $ 49,612                $ 34,489             $ 83,049
           ========                ========             =========

                                       At June 30,
                                   1993                    1992
                            Amount       Percent    Amount      Percent

Mortgage loans:
 One- to four-
  family                    $241,019       57.76%    $211,572     53.12%
 Multi-family                 66,871       16.02       67,065     16.84
 Commercial                   68,915       16.51       70,885     17.79
 Construction                 11,817        2.83       13,081      3.28
                             -------       -----      -------    ------
  Total mortgage loans       388,622       93.12      362,603     91.03
 Consumer loans               28,297        6.78       34,934      8.77
 Other loans                     402        0.10          786      0.20
                             -------       ------     --------    -----
    Total loans receivable   417,321      100.00%     398,323    100.00%
                             -------      ======      -------    ======
Less:
 Loans in process              8,183                    5,472
 Deferred loan fees and
  discounts                    1,201                    1,817
 Allowance for loan losses     3,286                    1,839
                               -----                    ------
  Total loans receivable,
    net                     $404,651                 $389,195
                            ========                 ========
 Loans held for sale        $104,409                 $ 33,294
                            ========                 =========
                                     3
PAGE

     Maturity of Loan Portfolio.  The following table sets forth certain information at June 30, 1996, regarding the dollar amount of principal repayments becoming contractually due during the periods indicated
for loans held in the Savings Bank's portfolio.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year.  The table does not include any estimate of prepayments, which significantly shorten the average life of loan portfolios and may cause the Savings Bank's actual repayment experience to differ from that shown below.

                                    After       After      After
                                  One Year     3 Years    5 Years
                   Within          Through     Through    Through    Beyond
                 One Year          3 Years     5 Years   10 Years   10 Years     Total
Mortgage
 loans:
  One- to
   four-family   $ 480             $3,875      $5,097     $6,104    $311,934    $327,490
  Multi-family      19                287          22      1,209      52,890      54,427
  Commercial        17                 79         525      4,931      49,261      54,813
  Construction   2,455                 --          --         --       7,768      10,222
Consumer loans       2                176       1,463      8,675       5,181      15,497
Other loans         --                194          58         --          80         332
               -------            -------     -------    -------   ---------    --------
   Total loans
    receivable  $2,972             $4,611      $7,165    $20,919    $427,113    $462,781
                ======             ======      ======    =======    ========    =========

     The following table sets forth the dollar amount of all loans held in the Savings Bank's portfolio due after June 30, 1997 which have fixed interest rates and have floating or adjustable interest rates.

                                  Fixed-                       Floating- or
                                  Rates                      Adjustable-Rates
                                            (In Thousands)
Mortgage loans:
  One- to four-family           $46,649                            $280,841
  Multi-family                    1,312                              53,115
  Commercial                      1,978                              52,835
  Construction                       --                              10,222
Consumer loans                    5,289                              10,208
Other loans                          --                                 332
                                -------                            --------
   Total loans receivable       $55,228                            $407,553
                                =======                            =========
                                      4
PAGE

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     One- to Four-Family Residential Real Estate Lending. The Savings Bank's primary focus in lending is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in the communities where the Savings Bank has established full service branches and loan production offices. At June 30, 1996, $327.5 million, or 70.8% of the Savings Bank's loan portfolio consisted of permanent loans on one- to four-family residences.

     Since 1989, the Savings Bank has emphasized its mortgage banking activities and has sold most of the residential mortgage loans that it has originated. See "-- Mortgage Banking Activities." A portion of the ARM loans originated by the Savings Bank are retained in the Savings Bank's loan portfolio to meet the Savings Bank's asset/liability management objectives. At June 30, 1996, adjustable-rate loans comprised 87.4% of the Savings Bank's loan portfolio.

     The Savings Bank's residential mortgage loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). All government insured loans are generally underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development ("HUD") and the VA. The Savings Bank's loan underwriters are approved as underwriters under HUD's delegated underwriter program.

     In the loan approval process, the Savings Bank assesses the borrower's ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the creditworthiness of the borrower. As part of the loan application process, qualified independent appraisers inspect and appraise the property that will secure the loan. All appraisals are subsequently reviewed by the loan underwriter and if necessary, by the Savings Bank's senior underwriters.

     The Savings Bank offers ARM loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Savings Bank meet the underwriting standards of the secondary markets. The Savings Bank offers several ARM products which generally adjust semi-annually or annually after an initial fixed period ranging from six months to seven years subject to a limitation on the annual increase of 1.0 to 2.0 percentage points and an overall limitation of 5.0 to 6.0 percentage points. Certain ARM loans are originated with an option to convert the loan to a 30-year fixed-rate loan at the then prevailing market interest rate. The ARM loans in the Savings Bank's portfolio utilize the COFI, London interbank offered rates ("LIBOR") or the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year ("CMT"), plus a margin of 2.00% to 3.25%. Loans based on the COFI constitute a majority of the Savings Bank's loan portfolio. The COFI has become dominated by a few large California-based savings institutions and, accordingly, movement in the index is closely tied to the deposit pricing and borrowing cost of these institutions. Currently, the Savings Bank is emphasizing products based on the one-year CMT and LIBOR, which adjust more rapidly than the COFI to changes in interest rates. As of June 30, 1996, the Savings Bank had $133.4 million in mortgage loans that may be subject to negative amortization. Negative amortization involves a greater risk to the Savings Bank because during a period of high interest rates the loan principal balance may increase above the amount of the original loan up to 115% of the loan amount. However, the Savings Bank believes that the risk of default is reduced by the stability provided by payment schedules and has historically found that its origination of negative amortization loans has not resulted in higher amounts of nonperforming loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference

                                    5
PAGE
between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a given interest rate and competitive environment.

     The retention of ARM loans in the Savings Bank's loan portfolio helps reduce the Savings Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest to be paid by the customer due to increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased required payment from the borrower. Furthermore, because the ARM loans originated by the Savings Bank generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index plus the applicable margin initially used for pricing, these loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow the Savings Bank to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. In addition, because the COFI is a lagging market index, upward adjustments on these loans may occur more slowly than increases in the Savings Bank's cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these considerations, the Savings Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Savings Bank's cost of funds.

     It is the Savings Bank's present policy to lend up to 97% of the lesser of the appraised value of the property or purchase price of the property on conventional loans. Higher loan-to-value ratios are also available on certain government insured programs. The Savings Bank generally requires private mortgage insurance on residential loans with a loan-to-value ratio at origination exceeding 80% in an amount necessary to reduce the uninsured principal to not less than 65% of value.

     Multi-Family Residential and Commercial Real Estate Lending. Historically, the Savings Bank has originated loans secured by multi-family residential and commercial real estate. At June 30, 1996, the Savings Bank's loan portfolio included $54.4 million in multi-family real estate loans and $54.8 million in commercial real estate loans, or 11.8% and 11.8%, respectively, of total loans receivable. Since 1990, the Savings Bank has de-emphasized this type of lending and does not intend to actively pursue these loans until the Southern California real estate market improves.
During this period, the Savings Bank has, however, selectively made multi-family and commercial real estate mortgage loans, including loans to facilitate the sale of real estate owned. At June 30, 1996, the Savings Bank had 95 multi-family and 151 commercial real estate loans in its portfolio, the largest of which was a multi-family real estate loan with a balance of $3.6 million.

     Multi-family real estate loans originated by the Savings Bank are predominately adjustable rate loans with a term to maturity of 15 years based on a 30-year amortization schedule. Commercial real estate loans originated by the Savings Bank are also predominately adjustable rate loans with a term to maturity of ten years based on a 30-year amortization schedule. Rates on multi-family and commercial ARM loans generally adjust monthly, semi-annually or annually to specified spreads over the COFI, subject to annual payment caps and life-of-loan interest rate caps. At June 30, 1996, $32.4 million, or 59.5%, of the Savings Bank's multi-family loans were secured by five to 36 unit projects, of which $22.0 million, or 40.5%, were located in Riverside or San Bernardino Counties. The Savings Bank's commercial real estate loan portfolio generally consists of loans secured by small office buildings and small retail centers, substantially all of which are located in Southern California. The Savings Bank originates multi-family and commercial real estate loans in amounts ranging from $200,000 to $1.5 million. At June 30, 1996, the Savings Bank had 246 commercial real estate and multi-family loans with principal balances of over $1 million that totalled $109.2 million. Appraisals on properties that secure multi-family real estate loans are performed by an independent appraiser engaged by the Savings Bank before the loan is made. Underwriting of multi-family and commercial loans includes a thorough analysis of the cash flows generated by the real estate to support the debt service and the financial resources, experience, and income level of the borrowers.


                                   6
PAGE

     Multi-family and commercial real estate lending affords the Savings Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than one- to four- family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. At June 30, 1996, approximately $44.4 million, or 81.6%, of the Savings Bank's multi-family loans and approximately $40.6 million, or 74.0%, of the Savings Bank's commercial real estate loans were secured by properties located in Riverside or San Bernardino County. As a result of the recessionary economic conditions that have prevailed in the Savings Bank's lending area in recent years, the Savings Bank has experienced increased delinquencies and charge-offs in these categories of loans. The recent declines in real estate values in the region have been more pronounced with respect to multi-family and commercial real estate. As a result, even though the Savings Bank's multi-family and commercial real estate loans are older and generally are considered by management to be seasoned, there can be no assurance that the current market value of the properties securing these loans equals or exceeds the outstanding loan balance. The Savings Bank seeks to minimize the risks posed by multi-family and commercial real estate lending by originating such loans on a selective basis. At June 30, 1996, the Savings Bank had no commercial real estate loans and one multi-family real estate loan with a balance of $600,000 that were 60 to 89 days past due and two multi-family real estate loans with a balance of $920,000 and no commercial real estate loans that were delinquent 90 days or more. See also "REGULATION -- Federal Regulation of Savings Associations -- Loans to One Borrower."

     Construction Lending. The Savings Bank also originates residential construction loans to individuals to build owner-occupied single family homes. At June 30, 1996, the Savings Bank's construction loan portfolio totalled $10.2 million, or 2.2% of total loans receivable. Occasionally, the Savings Bank makes loans to builders for the construction of small subdivisions. Typically, the Savings Bank requires a specific number of presales prior to the commencement of building in an individual phase of the planned development. As of June 30, 1996, the Savings Bank had no subdivision loans outstanding. Individual residential construction loans that are not made in conjunction with the granting of permanent financing of the property are for terms of up to 12 months.

     Construction lending is generally considered to involve a higher level of risk as compared to one- to four- family residential lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of value proves to be inaccurate, the Savings Bank may be confronted at, or prior to, the maturity of the loan, with a project the value of which is insufficient to assure full repayment.

     Consumer and Other Lending. The Savings Bank originates a variety of consumer loans, including secured second mortgage loans, loans secured by deposit accounts and unsecured loans. Consumer and other lending has traditionally been a small part of the Savings Bank's business. At June 30, 1996, the Savings Bank had $15.8 million, or 3.4% of its total loans receivable in outstanding consumer and other loans.

     Commercial Business Lending. The Savings Bank intends to attempt to originate Small Business Administration and other small commercial business loans in order to diversify its credit risk and increase the average yield and repricing speed of its interest-earning assets. The Savings Bank has hired personnel and is developing the capabilities for this type of lending, and as of June 30, 1996 originated one commercial business loan. This loan is a $200,000 line of credit which, at June 30, 1996, had no outstanding balance. The Board of Directors has authorized the origination of up to an aggregate of $3 million of commercial business loans. There can be no assurances that the Savings Bank will be able to originate commercial business loans to meet its goal.

                                   7
PAGE

Mortgage Banking Activities

     General. Mortgage banking involves the origination and sale of mortgage loans for the purpose of generating income on the sale of loans and fee income. The Savings Bank limits its mortgage banking lending activities to mortgage loans on one- to four-family properties. Mortgage banking generates income primarily from the sale of loans (which may be sold either servicing-retained or servicing-released) and from servicing fees from loans sold on a servicing-retained basis. To a lesser extent, mortgage banking also generates income from origination and loan fees. Generally, the level of loan sale activity and, therefore, its contribution to the Savings Bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the amount of loans originated by the Savings Bank and, thus, the amount of loan sales as well as origination and loan fees earned.

     Loan Solicitation and Processing. The Savings Bank's mortgage banking operations combine both wholesale and retail loan origination. The Savings Bank's wholesale loan production operation utilizes a network of approximately 600 loan correspondents approved by the Savings Bank who originate and submit loans at a mark-up over the Savings Bank's daily published price. During the years ended June 30, 1996 and 1995, wholesale loan originations accounted for 65.2% and 69.9%, respectively, of loans originated for sale. Generally, the mortgage broker takes a loan application from a prospective borrower and prepares a complete loan package on FNMA and FHLMC approved forms, including ordering an appraisal. The loan package is submitted to the Savings Bank, which then underwrites the loan based on specific investor guidelines. If approved, the loan is funded by the Savings Bank. At June 30, 1996, the Savings Bank maintained two regional wholesale lending offices located in Rancho Cucamonga, California and Las Vegas, Nevada. During the year ended June 30, 1995, in response to reduced loan demand, the Savings Bank closed wholesale lending offices in San Jose and San Diego.

     The Savings Bank's retail loan production operations, which are organized in the Profed Mortgage division of the Savings Bank, utilize loan officers and processors employed by the Savings Bank. The Savings Bank's loan agents generate retail loan originations through referrals from realtors, builders and customers. As of June 30, 1996, Profed Mortgage operated four offices within Savings Bank facilities and five free standing loan production offices located in Santa Ana, Rancho Cucamonga, and Gardena in Southern California; Marin County in Northern California; and in Las Vegas, Nevada. During fiscal 1995, the Savings Bank closed retail lending offices in Rancho Cucamonga, Las Vegas and Phoenix. A complete loan package is prepared by the respective Profed Mortgage office, and the loan is underwritten by the underwriters within the Profed Mortgage division. Normally, the cost of originations from retail operations exceeds the cost of wholesale operations due to the burden of additional employees and greater overhead costs. However, the revenue per mortgage for retail originations is generally higher since a portion of the origination fee mark-up is retained by the Savings Bank. In addition, retail loan pricing is typically less interest rate sensitive than wholesale loan pricing. Because wholesale loan production tends to decrease more dramatically than retail loan production during periods of higher interest rates, the Savings Bank is seeking to originate a greater proportion of its loans through its retail operations. Further, the Savings Bank believes that it is better able to attract repeat business and to cross-sell other banking services to borrowers generated from its retail loan production operations.

     One- to four-family loans are underwritten by underwriters approved by the senior management of the mortgage lending division. An approved staff underwriter may authorize loans up to $207,000 (which is the current maximum single family loan amount purchased by FHLMC and FNMA). For saleable loans over $207,000 where underwriting has been delegated to the Savings Bank by the investor, the approval authority limits are: loan amounts up to $600,000 must be approved by one senior underwriter and one staff underwriter; loan amounts of $600,001 to $1 million require the additional approval of the Chief Executive Officer or Chief Operating Officer. For portfolio loans, the following approval procedures are required: one senior underwriter or two staff underwriters may approve loan amounts up to $350,001; loans from $350,000 to $400,000 require two approvals including one senior underwriter; loans from $400,001 to $600,000 require a third approval from a Savings Bank senior manager. Generally, loans may be approved in two to four weeks from application and may be funded within 30 days of submitting an application.

                                   8
PAGE

     The Savings Bank requires evidence of marketable title and lien position from title insurance and appraisals on all properties. The Savings Bank also requires evidence of fire and casualty insurance insuring the value of improvements. As required by federal regulations, the Savings Bank also requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

     Loan Commitments and Rate Locks. The Savings Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions. Interest rate lock-ins are offered to prospective borrowers for up to a 60 day period. The borrower may lock in the rate at any time from application until the time they wish to close the loan. Occasionally, borrowers obtaining financing on new home developments are offered rate lock-ins up to 120 days from application. The Savings Bank had outstanding commitments to originate loans totalling $19.9 million at June 30, 1996. See
Note 14 of Notes to Consolidated Financial Statements contained in Item 8 hereof. When the Savings Bank commits to a borrower to lock in an interest rate there is the risk to the Savings Bank that a rise in market interest rates will reduce the value of the mortgage before it can be closed and sold. To control the interest rate risk caused by mortgage banking activities, the Savings Bank uses forward sales agreements and over-the-counter put options related to mortgage-backed securities. See "-- Mortgage Banking Activities
- -- Hedging Activities."

     Loan Origination and Other Fees. The Savings Bank generally receives origination points and loan fees. Origination points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Savings Bank is generally 1% to 2%. Current accounting standards require points and fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment or sale. The Savings Bank had $513,000 of net deferred mortgage loan fees at June 30, 1996.

     Loan Originations, Sales and Purchases.   The Savings Bank's mortgage
originations include loans insured by the FHA and VA, as well as conventional loans. Except for loans originated for the Savings Bank's portfolio, loans originated through the mortgage banking operations are originated for eventual sale into the secondary market. As such, these loans must meet the origination and underwriting criteria established by the final investors.
The Savings Bank sells a large percentage of the mortgage loans that it originates as whole loans to private investors. The Savings Bank also sells conventional whole loans to FNMA and FHLMC through their purchase programs, as well as pooling loans in exchange for mortgage-backed securities guaranteed by FNMA or FHLMC. These securities are then sold through various Wall Street investment firms. In connection with such exchanges, the Savings Bank pays fees to either FNMA or FHLMC who in return guarantee the payment of scheduled principal and interest to security holders. It is the guarantee that enables the Savings Bank to efficiently deliver loans into the secondary market. Conventional mortgage loans originated by the Savings Bank that do not meet FNMA or FHLMC guidelines may be sold to private institutional investors. See "-- Mortgage Banking Activities -- Hedging Activities."

                                   9
PAGE

     The following table shows the Savings Bank's loan originations, repurchases, sales and principal repayments during the periods indicated.

                                    Year Ended June 30,
                              1996         1995           1994
                                     (In Thousands)

Loans originated for sale:
  Retail originations      $163,411       $ 48,638      $  117,279
  Wholesale originations    305,756        112,842         906,098
                            -------       ---------     ----------
    Total loans originated
     for sale               469,167        161,480       1,023,377
                            --------       -------       ---------
Loans sold(1):
  Servicing released        437,917        198,463         558,726
  Servicing retained         16,127         11,577         486,011
                            -------        -------       ----------
    Total loans sold        454,044        210,040       1,044,737
                            -------        -------       -----------
Loans originated for portfolio:
 Mortgage loans:
  One- to four-family       39,182         78,227         115,247
  Multi-family               4,631          3,115           2,792
  Commercial                   --           3,495             436
  Construction                 90           6,746           5,205
 Consumer loans             3,634           2,052           2,781
 Other loans                  197              --              --
                          -------         --------       --------
   Total loans originated
    for portfolio          47,734          93,635         126,461
                          -------        ---------       ---------
Loans repurchased:
 Mortgage loans:
  One- to four-family       1,176             731             933
  Commercial                   --             849              --
                            ------          -----            -----
   Total loans repurchased  1,176           1,580             933
                           -------          -----            ------
Mortgage loan principal
 repayments                66,379          39,783         101,197

Real estate acquired in
  settlement of loans       3,967          11,546           4,973

Increase (decrease) in other
 items, net(2)              2,838           7,498          (5,716)
                            ------         -------          ------
Net increase (decrease)
 in loans receivable, net $ 3,475        $  2,824      $   (5,852)
                          =======        ========      ===========
- -------------------
(1)  Includes loans swapped for mortgage-backed securities.
(2) Includes net changes in loans in process, discounts on loans and loss reserves.

     Historically, the Savings Bank had sold a small portion of its mortgage loans on a servicing-released basis. However, since mid-1994, the Savings Bank has sold a larger portion of loans servicing-released in order to increase the sales price of the mortgages and be able to realize a gain on the sale of mortgages. The Savings Bank has determined that it will sell loans servicing-released during periods of decreased demand for mortgage loans and lower originations in order to offset the costs of its mortgage banking operations. As mortgage loan originations increase, the Savings Bank anticipates that it will retain a greater amount of the servicing rights on the loans that it sells.

                                   10
PAGE

     Mortgage loans sold to FHLMC and FNMA are sold on a nonrecourse basis whereby foreclosure losses are generally the responsibility of the purchasing agency and not the Savings Bank, except in the case of VA loans used to form Government National Mortgage Association ("GNMA") pools, which are subject to limitations on the VA's loan guarantees. Mortgage loans sold to private investors generally have a limited recourse arrangement varying from three to 12 months after the loan is sold.

     Generally, the Savings Bank does not purchase loans. Occasionally, the Savings Bank is required to repurchase a loan sold by the Savings Bank to FHLMC, FNMA or private investors if it is determined that the loan does not meet the credit requirements of the investor, or the borrower or other party involved in the loan committed fraud in order to close the loan. Such loans must be repurchased even though they may be performing. During the years ended June 30, 1996, 1995 and 1994, the Savings Bank repurchased single-family mortgage loans totalling $1.2 million, $731,000 and $933,000, respectively. During fiscal 1994, the Savings Bank repurchased $849,000 of commercial loans, most of which were repurchased from the Resolution Trust Corporation, which had acquired them from failed institutions.

     Loan Servicing. The Savings Bank receives fees from a variety of institutional mortgage owners in return for performing the traditional services of collecting individual payments. At June 30, 1996, the Savings Bank was servicing $601.1 million of loans for others. The Savings Bank's loan servicing portfolio has decreased in recent years primarily because of a bulk sale of servicing rights on $184.6 million of loans during fiscal year 1994 and because the Savings Bank has sold a larger portion of loans on a servicing-released basis. So long as the Savings Bank continues to sell most mortgage loans with servicing released, the size of the mortgage servicing portfolio is expected to decrease. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Savings Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the contractual interest rate paid by the borrower on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Savings Bank retains certain amounts in escrow for the benefit of the investor for which the Savings Bank incurs no interest expense but is able to invest. At June 30, 1996, the Savings Bank held $877,000 in escrow for its portfolio of loans serviced for others. The loan servicing portfolio at June 30, 1996 was composed primarily of FNMA mortgage loans (50.8%) and FHLMC mortgage loans (36.8%). The balance of the loan servicing portfolio at June 30, 1996 consisted of loans serviced for a variety of private investors. At June 30, 1996, the portfolio included 4,846 loans secured by property located primarily in California, Arizona and Nevada. For the year ended June 30, 1996, loan servicing fees totalled $2.4 million.

     Hedging Activities. Mortgage banking involves the risk that a rise in market interest rates will reduce the value of a mortgage before it can be sold. This type of risk often occurs when the Savings Bank commits to a borrower to lock in an interest rate during the origination process and market interest rates increase before the mortgage can be closed and sold. Such interest rate risk also arises when mortgages are placed in the warehouse (i.e., held for sale) without locking in an interest rate for their eventual sale in the secondary market. The Savings Bank seeks to control or limit the interest rate risk caused by mortgage banking activities. The two methods used by the Savings Bank to help reduce interest rate risk from its mortgage banking activities are forward sales agreements and purchases of over-the-counter put options related to mortgage-backed securities. At various times, depending on management's assessment of interest rate movements and other economic conditions, the Savings Bank may reduce or increase its hedging positions.

     Under forward sales agreements, usually with FNMA, FHLMC or private investors, the Savings Bank is obligated to sell certain dollar amounts of mortgage loans that meet certain underwriting and legal criteria under specific terms before the expiration of the commitment period. These terms include the minimum maturity of loans, the yield to the purchaser, the servicing spread to the Savings Bank (if servicing is retained) and the maximum principal amount of the individual loans. Forward sales of mortgages in the pipeline protect the price of currently processed loans from interest rate fluctuations that may occur from the time the interest rate of the loan is fixed to the time of the sale. The amount of and delivery date of the forward sales commitments is based upon management's estimates as to the volume of loans that will close and the length of the origination commitment. Forward sales do not provide complete interest-rate protection, however, because of the possibility of fallout (i.e.,

                                   11
PAGE
the failure to close) during the origination process. Differences between volume and timing of actual loan originations and management's estimates can expose the Savings Bank to significant losses. If the Savings Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Savings Bank may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices. Similarly, if the Savings Bank has too many loans to deliver, the Savings Bank must sell additional cash forward commitments at current market prices. Generally, the Savings Bank seeks to maintain forward sales agreements equal to the closed loans held in inventory plus a portion of the loans the Savings Bank has rate locked and/or committed to close where the interest rate is fixed and which are projected to close. The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Savings Bank. To the extent that this strategy is not effective, the Savings Bank could have mark-to-market losses in its loans held for sale portfolio. For the year ended June 30, 1996, the Savings Bank had gains of $4.8 million, respectively, attributable to sales of loans which included hedging gains or losses. At June 30, 1996, the Savings Bank had outstanding commitments to sell loans totalling $31.8 million. See Note 14 of the Notes to Consolidated Financial Statements contained herein.

     In order to reduce the interest rate risk associated with commitments to originate loans that are in excess of forward sales commitments, the Savings Bank purchases over-the-counter options on treasury bonds and/or mortgage-backed securities. At June 30, 1996, the Savings Bank had entered into an aggregate of $3.5 million of put options on U.S. Treasury bonds at a total premium of $37,000. These options expired in August 1996. For the year ended June 30, 1996, option activity generated net hedging gains of $495,000.

     The above activities are managed continually as markets change, however, there can be no assurance that the Savings Bank will be successful in its effort to eliminate the risk of interest rate fluctuation between the time origination commitments are issued and the ultimate sale of the loan. The Savings Bank has recently hired a risk management firm to analyze daily and report the Savings Bank's interest rate risk position with respect to its loan origination and sale activities and to advise the Savings Bank on interest rate movements and interest rate risk management strategies. The Savings Bank's hedging activities are conducted in accordance with a Board approved written policy that covers objectives, functions, instruments to be used, monitoring and internal controls. The Savings Bank does not enter into option positions for trading or speculative purposes and does not enter into options that could generate a financial obligation beyond the initial premium.

Delinquencies and Classified Assets

     Delinquent Loans. When a mortgage loan borrower fails to make a required payment when due, the Savings Bank institutes collection procedures. The first notice is mailed to the borrower when a required payment becomes 18 days past due and, if necessary, a second notice is mailed within 33 days thereafter. Attempts to contact the borrower by telephone generally begin at the time that the first notice is mailed to the borrower. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. If satisfactory arrangements to cure a delinquency have not been obtained, the Savings Bank performs a property between the 45th day and 60th day of delinquency. Attempts to interview the borrower in person are made to determine (i) cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

     In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency, or sooner if the borrower is chronically delinquent, and all reasonable means of obtaining payment on time have exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated. Interest income on loans is reduced by the full amount of accrued and uncollected interest.

     The Savings Bank's Board of Directors is informed on a monthly basis as to the number and amount of all mortgage loans that are delinquent more than 30 days, the number and amount on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Savings Bank.

PAGE

     The following table sets forth delinquencies in the Savings Bank's loan portfolio as of the dates indicated.

                                                      At June 30,
                                      1996                                       1995
                            60-89 Days         90 Days                60-89 Days          90 Days
                                               or more                                    or more
                       Number  Principal  Number      Principal  Number  Principal  Number     Principal
                        of     Balance     of          Balance     of    Balance      of       Balance
                      Loans    of Loans   Loans        of Loans   Loans  of Loans    Loans     of Loans
                                                        (Dollars in Thousands)

Mortgage loans:
 One- to four-family   5        $763      18            $2,874      1     $   2       8         $1,191
 Multi-family         --          --       2               387      1       142      --            --
 Commercial           --          --      --                --      1       470       2            810
 Construction         --          --      --                --     --        --      --             --
 Consumer loans        3          66       4                30      1       114       2             16
 Other loans          --          --      --                --     --        --      --             --
                     ----       -----    ---            -------   ---     ------     --         ------
   Total               8        $829      24            $3,291      4      $728      12         $2,017
                     ====       =====    ===            =======    ===     =====     ===        =======


                                                    At June 30,
                                                       1994
                                  60-89 Days               90 Days or More
                           Number          Principal     Number        Principal
                             of            Balance         of          Balance
                           Loans           of Loans      Loans         of Loans
                                                (Dollars in Thousands)

Mortgage loans:
 One- to four-family        3                 $355        9            $1,110
 Multi-family               1                  392        4             2,040
 Commercial                --                   --        3               864
 Construction              --                   --       --                --
 Consumer loans             4                  121        4                35
 Other loans               --                   --       --                --
                          ----                -----     ---             ------
 Total                      8                 $868       20             $4,049
                          ======              ======    ====            =======
                                                     13
PAGE

     The following table sets forth information with respect to the Savings Bank's nonperforming assets and restructured loans within the meaning of SFAS No. 15 at the dates indicated.


                                                At June 30,
                              1996       1995       1994       1993      1992
                                          (Dollars in Thousands)
Loans accounted for on
  a nonaccrual basis:
Mortgage loans:
 One- to four-family         $3,511      $1,137     $1,616    $2,149  $1,839
 Multi-family                   798         142      2,039       950      --
 Commercial                      --       1,279        864     1,669     715
Consumer loans                  108          --          6         4      --
                              ------      ------     -----    ------   -----
  Total                       4,417       2,558      4,525     4,772   2,554
                              -------     -------    -----    -------  ------
Accruing loans which are
 contractually past due
 90 days or more:
One- to four-family             --          --          --        --       6
Consumer                        --          --           1        --      --
                               ----        ----        ----      ----   -----
  Total                         --          --           1        --       6
                               ----        -----        ----     -----   ----

  Total nonaccrual
    and 90 days or more
    past due loans           4,417       2,558       4,526     4,772   2,560

Foreclosed real estate, net  2,711       6,784       4,117     4,829   3,426
                             ------      ------     ------    ------   -----

 Total nonperforming assets $7,128      $9,342      $8,643    $9,601  $5,986
                            =======     ======      =======   ======  ======
Restructured loans          $4,905      $3,272      $4,015    $7,087  $5,307
                            =======     =======     =======   =======  ======

Nonaccrual and 90 days or more
 past due loans as a percentage
 of loans receivable, net      .98%       0.54%       1.08%     1.18%  0.66%

Nonaccrual and 90 days or more
 past due loans as a percentage
 of total assets              0.76        0.45        0.78      0.81   0.46

Nonperforming assets as a
 percentage of total assets   1.22        1.65        1.49      1.63   1.09

     The Savings Bank assesses loans individually and identifies impairment when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing. Factors considered in determining impairment include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions. The Savings Bank measures each impaired loan based on the fair value of its collateral and charges off those loans or portions of loans deemed uncollectible.

     Interest income which would have been recorded for the year ended June 30, 1996 had nonaccruing loans been current in accordance with their original terms amounted to approximately $720. The amount of interest

                                   14
PAGE
included in the results of operations on such loans for the year ended June 30, 1996 amounted to approximately $352. Interest income foregone on restructured loans for such periods was not material.

     Foreclosed and Investment Real Estate. Real estate acquired by the Savings Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or market value less cost of sale. Subsequent declines in value are charged to operations. At June 30, 1996, the Savings Bank had $2.7 million of real estate owned, net of allowance for losses of $292,000. Due primarily to continued depressed market conditions for multi-family and commercial properties in Southern California, the Savings Bank established provisions of $239,000 for losses on foreclosed real estate during the year ended June 30, 1996. At June 30, 1996, the Savings Bank's foreclosed real estate was comprised of 19 properties, the largest of which was a commercial center in Yucca Valley with a book value of $414,000. The remaining properties included two multi-family properties, one commercial property and 15 single family residences.

     Investment real estate is carried at the lower of cost or fair market value. All costs of anticipated disposition are considered in the determination of fair value. The Savings Bank had $3.1 million of investment real estate, net of reserves at June 30, 1996, all of which was held by a wholly owned subsidiary.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention and monitored by the Savings Bank.

     The aggregate amounts of the Savings Bank's classified assets, including assets designated as special mention, were as follows at the dates indicated:

                                            At June 30,
                                1996                    1995
                                   (Dollars In Thousands)

Doubtful                     $     --                $     --
Substandard assets             14,387                  19,195
Special mention                 4,594                   7,404
                             --------                --------
      Total                   $18,981                 $26,599
                              =======                 ========
Total classified assets as of
  percentage total assets        2.46%                   3.65%

                                   15
PAGE

     As set forth below, as of June 30, 1996, assets classified as substandard and special mention included 90 loans and properties totalling approximately $19.0 million.

                           Number of                  Special
Type of Loan/Property        Loans     Substandard    Mention      Total
                                           (Dollars in Thousands)

One- to four-family           50         $3,655       $1,040      $4,695
Multi-family                   7          1,367          619       1,986
Commercial real estate        11          6,653        1,484       8,137
Construction                   3             --        1,451       1,451
Real estate owned             19          2,712           --       2,712
                              --        -------       ------     -------
    Total                     90        $14,387       $4,594     $18,981
                              ===       =======       =======    =======
     Not all of the Savings Bank's classified assets are delinquent or nonperforming. In determining whether the Savings Bank's assets expose the Savings Bank to sufficient risk to warrant classification the Savings Bank may consider various factors, including the payment history of the borrower, the loan-to-value ratio, and the debt coverage ratio of the property securing the loan. Upon consideration of these factors, the Savings Bank may determine that the asset in question, though not currently delinquent, presents a risk of loss that requires it to be classified or designated as special mention. In addition, the Savings Bank's loan portfolio includes commercial and multi-family real estate loans with a balance exceeding the current market value of the collateral that are not classified because they are performing and have borrowers who have sufficient resources to support the payment of the loan.

     Allowance for Loan Losses. The Savings Bank has established a methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

     In originating loans, the Savings Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan. The Savings Bank increases its allowance for loan losses by charging provisions for loan losses against the Savings Bank's operations.

     The general valuation allowance is maintained to cover losses inherent in the portfolio of performing loans. Management reviews the adequacy of the allowance at least quarterly based on an evaluation of the portfolio, past experience, prevailing market conditions and other relevant factors.
Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowances at appropriate levels.

     At June 30, 1996, the Savings Bank had an allowance for loan losses of $5.5 million. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     As a result of declines in local and regional real estate values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as a part of the examinations of such institutions by banking regulators. While the Savings Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and
                                16
PAGE
collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Savings Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Savings Bank's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations.

                                            Year Ended June 30,
                             1996      1995      1994       1993       1992
                                           (Dollars in Thousands)

Balance at beginning
 of period                 $5,085     $3,332    $3,286     $1,839      $1,091

Recoveries:
 Mortgage loans:
   One- to four-family        16         97        53         --         174

   Multi-family              258        145        62         --          --
   Commercial                315        177         4         --          --
 Consumer loans               --         --        --         --          --
 Other loans                  --         40        --         --          --
                             ----       ---      ----        ----       ----
    Total recoveries         589        459       119         --         174
                             ----       ----     -----      -----       -----

Charge-offs:
 Mortgage loans:
   One- to four-family       214        772       438        200          33
   Multi-family              934      1,589     1,112         --          --
   Commercial              1,335      1,101       540         --          --
 Consumer loans               --         17         3          5          --
 Other loans                  --         14        13          3          --
                           ------     -----    ------       ----         ---
    Total charge-offs      2,483      3,493     2,106        208          33
                           ------    -------   ------      ------        ----

Net loan charge-offs
  (recoveries)             1,894      3,034     1,987        208       (141)

Provision for loan losses  2,261      4,787     2,033      1,655        607
                          ------     ------    ------     -------   -------
Balance at end of period  $5,452     $5,085    $3,332     $3,286     $1,839
                          =======    ======    ======     =======    =======
Allowance for loan losses
 as a percentage of gross
 loans receivable           1.18%     1.06%     0.78%      0.79%      0.46%

Net loan charge-offs
 (recoveries) as a
 percentage of average
 loans outstanding
 during the period          0.38      0.62      0.39       0.04     (0.03)

Allowance for loan losses
 as a percentage of
 nonperforming loans at
 end of period            123.43     198.79     73.62      68.86    71.84

                                   17
PAGE

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.  Management believes that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                              At June 30,
                 1996                1995               1994                 1993               1992
                     % of                   % of                % of                 % of              % of
                     Loans                 Loans                Loans               Loans             Loans
                   in Each               in Each              in Each             in Each           in Each
                  Category              Category             Category            Category          Category
                  to Total              to Total             to Total            to Total          to Total
          Amount     Loans       Amount    Loans       Amount   Loans       Amount  Loans     Amount  Loans
                                       (Dollars in Thousands)

Mortgage
 loans:
 One- to
  four-
  family $  930     70.77%     $  661     71.59%     $  470    64.94%     $  444    57.76%  $  428   53.12%
 Multi-
  family  1,532     11.76       1,030     11.11       1,140    14.88         516    16.02      261   16.84
  Commer-
   cial   2,848     11.84       2,587     12.76       1,271    14.87       1,525    16.51      642   17.79
  Construc-
   tion      28      2.21          13      1.23          25     1.01          42     2.83       42    3.28
Consumer
 loans      112      3.35         108      3.28         126     4.25         171     6.78      141    8.77
Other loans   2      0.07           1      0.03           2     0.05           3     0.10        6    0.20
Unallocated  --       N/A         685       N/A         298      N/A         585      N/A      319     N/A
          ------    ------    -------   -------    --------   ------     -------  -------  -------   -----
 Total
  allowance
  for loan
  losses $5,452    100.00%     $5,085    100.00%     $3,332   100.00%     $3,286   100.00%  $1,839  100.00%
         ======    ======      =======   ======      =======   =====      ======    =====   ======  ======
                                                18

PAGE

Investment Activities

     Federally chartered savings institutions are permitted under federal and state laws to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper and corporate debt securities. Savings institutions like the Savings Bank are also required to maintain an investment in FHLB stock. In addition, the Savings Bank is required to maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "REGULATION" and "Liquidity and Capital Resources" in Item 7 of this Report. At June 30, 1996, the Savings Bank's regulatory liquidity was 10.45%, which is in excess of the 5.0% required by OTS regulations.

     The investment policy of the Savings Bank, established by the Board of Directors and implemented by the Savings Bank's asset/liability committee, seeks to provide and maintain adequate liquidity, complement the Savings Bank's lending activities, and generate a favorable return on investments without incurring undue interest and credit risk. The Savings Bank's policies, which are more restrictive than OTS regulations allow, generally limit investments to U.S. Government and agency securities, federal funds, U.S. Government sponsored agency issued mortgage-backed securities, bankers' acceptances and commercial paper. Bankers' acceptances must be issued by insured institutions, be eligible for rediscount at the Federal Reserve Bank and be rated in one of the two highest categories by a nationally recognized investment rating firm. Commercial paper issuers must be rated in one of the two highest categories by two nationally recognized investment rating firms. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Savings Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities,
estimated deposits and anticipated loan amortization and repayments).   The
effect that the proposed investment would have on the Savings Bank's risk-based capital is also considered during the evaluation.

     At June 30, 1996, the Savings Bank's investment securities portfolio totalled $27.1 million at amortized cost and consisted of U.S. Government and federal agency obligations and bankers' acceptances. The Savings Bank adopted SFAS No. 115 effective July 1, 1994. This statement requires that investment securities be categorized as held to maturity, trading securities or available for sale, based on management's intent as to the ultimate disposition of each security acquired. At June 30, 1996, all of the Savings Bank's investment securities were classified as held to maturity. Pursuant to SFAS No. 115, securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the terms of the securities.

                                   19
PAGE

     The following table sets forth the composition of the Savings Bank's investment portfolio at the dates indicated.

                                            At June 30,
                        1996                        1995                    1994
                        Estimated                 Estimated                Estimated
              Amortized  Market          Amortized  Market         Amortized  Market
               Cost      Value   Percent   Cost      Value  Percent  Cost      Value   Percent
                                  (Dollars in Thousands)
U.S. Government
 and agency
 obligations $24,973   $24,977   92.09%   $18,910   $18,913  94.24%  $23,121  $22,846    87.91%
Securities
 purchased under
 agreements to
 resell          --        --      --          --        --    --      3,000    3,000    11.41
Commercial
 paper           --        --      --          --        --    --         --       --       --
Corporate
 securities(1)2,000     1,992    7.37         990       978  4.93         --       --       --
Other(2)        145       143    0.54         167       188  0.83        180      202     0.68
  Total      ------- --------  ------    --------  -------- -----    -------  --------  ------
  investment
  portfolio $27,118   $27,112  100.00%    $20,067  $20,079 100.00%   $26,301  $26,048   100.00%
            =======   =======  ======     =======   ======  =====    ======== ========  ======
___________________
(1)  Consists of bankers' acceptances
(2)  Consists of mortgage-backed securities.

            The following table sets forth the maturities and weighted average yields of the debt securities in the Savings Bank's securities portfolio at June 30, 1996.

                 Due in            Due             Due
                One Year      After One to        After
                 or Less        Five Years       Five Years       Total
              Amount   Yield  Amount  Yield   Amount  Yield  Amount   Yield
                             (Dollars in Thousands)

U.S.
 Government
 and federal
 agency
 obligations $22,973   5.32% $2,000  6.14%    --      --    $24,973    5.38%
Corporate
 securities    2,000   5.27      --    --     --      --      2,000    5.27
Other             --     --      81  6.00     64    8.43%       145    7.07
             -------          -----          ---            --------
    Total    $24,973   5.31  $2,081  6.13    $64    8.43     27,118    5.38
             ========        ======          ====           =========
Deposit Activities and Other Sources of Funds

     General. Deposits, loan repayments and the proceeds from loan sales are the major sources of the Savings Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Loan sales are also influenced significantly by general interest rates. Borrowings through the FHLB-San Francisco and repurchase agreements may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources. Presently, the Savings Bank has no other borrowing arrangements.

     Deposit Accounts. Substantially all of the Savings Bank's depositors are residents of the State of California. Deposits are attracted from within the Savings Bank's market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, regular savings accounts and certificates of deposit. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Savings Bank considers current market interest rates, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. Generally, the Savings Bank's

                                   20
PAGE
deposit rates are close to the median rates of its peer group of competitors. The Savings Bank may occasionally pay above-market interest rates to attract and/or retain deposits when less expensive sources of funds are not available. The Savings Bank may also pay above-market rates in specific markets in order to increase the deposit base of a particular office or group of offices. The Savings Bank does not generally accept brokered deposits. The Savings Bank reviews its deposit mix and pricing weekly.

     The Savings Bank currently offers certificates of deposit for terms not exceeding 60 months. As illustrated in the following table, certificates of deposit accounted for 67.0% of the Savings Bank's deposit portfolio at June 30, 1996. The Savings Bank intends to attempt to reduce the overall cost of its deposit portfolio by increasing its consumer checking account base and by expanding into business banking. See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in Item 7 of this Report.

                                   21
PAGE

     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 1996.

Weighted                                                         Percentage
Average                 Checking and                   Minimum    of Total
Interest Rate    Term   Savings Deposits    Amount      Balance   Deposits
                                                   (In Thousands)
                        Savings Accounts

2.58             N/A    Basic savings     $     10      $35,609     7.43%
2.58                    Savings Plus           100       17,243     3.60

                         NOW Accounts
1.00             N/A    Value checking          --       20,238     4.22
- --               N/A  Commercial checking       --        2,106     0.47

                   Money Market Deposit Accounts
4.64             N/A   Asset management         --       73,321    15.30
1.20             N/A    Checking plus           --        9,776     2.01

                     Certificates of Deposit
4.84    18-42 Months            Variable CD    500       3,569      0.74
4.30 90 Days or Less Fixed term, fixed rate  1,000       5,862      1.23
5.04      6-7 Months Fixed-term, fixed rate  1,000     101,666     21.21
5.04        9 Months Fixed-term, fixed rate  1,000       4,506      0.94
5.21          1 Year Fixed-term, fixed rate  1,000      71,172     14.85
5.62       15 Months Fixed-term, fixed rate 10,000      51,840     10.81
5.42         2 Years Fixed-term, fixed rate  1,000      21,257      4.43
5.07         3 Years Fixed-term, fixed rate  1,000       6,096      1.27
5.22         4 Years Fixed-term, fixed rate  1,000       3,495      0.73
5.93         5 Years Fixed-term, Compounded
                                Certificate  1,000      50,325     10.50
5.00      Negotiable  Jumbo-negotiable rate100,000         700      0.15
5.07      Negotiable             Mini-jumbo 50,000         595      0.12
4.62%                                                 --------   -------
                                                      $479,376    100.00%
                                                      =========   ======
     The following table indicates the amount of the Savings Bank's certificates of deposit in amounts of $100,000 or more by time remaining until maturity as of June 30, 1996.

                  Maturity Period                   Amount
                                               (In Thousands)

Three months or less. . . . . . . . .             $13,831
Over three through six months . . . .              13,622
Over six through 12 months. . . . . .              15,648
Over 12 months. . . . . . . . . . . .              13,127
                                                  -------
     Total. . . . . . . . . . . . . .             $55,228
                                                  ========
                                   22
PAGE

     Deposit Flow.  The following table sets forth the balances (inclusive of interest credited) and changes in dollar amount of deposits in the various types of accounts offered by the Savings Bank at and between the dates indicated.

                                                           At June 30,
                                 1996                           1995                          1994
                        Percent                               Percent                             Percent
                                 of      Increase                of        Increase                  of
                       Amount   Total   (Decrease)      Amount  Total     (Decrease)      Amount    Total
                                                  (Dollars in Thousands)

Non-interest-bearing    $1,614    0.43%    $(1,173)   $   2,787    0.57%   $    (181)  $   2,968     0.63%
NOW checking            20,730    4.32       1,201       19,529    4.01        1,246      18,288     3.88
Regular savings
 accounts               52,852   10.94       2,002       50,850   10.45      (16,314)     67,164    14.24
Money market deposit    83,097   17.30      (9,093)      92,191   18.95      (19,536)    111,727    23.68
Fixed-rate certificates
 which mature:
  Within 1 year        250,132  52.19       12,052      238,079  48.93        84,366     153,713    32.57
  After 1 year, but
   within 2 years       40,668   8.48        3,773       36,886   7.58       (12,870)     49,756    10.55
  After 2 years, but
   within 5 years       26,608   5.56      (13,031)      39,639   8.15       (15,845)     55,484    11.76
  After 5 years            112   0.02            9          103   0.02           100           3       --
 Other                   3,569   0.74       (2,951)       6,521   1.34        (6,168)     12,689     2.69
                      -------- -----      ---------    -------  -----        -------    --------   ------
    Total            $479,374 100.00%     $(7,211)    $486,585 100.00%      $14,798    $471,787   100.00%
                     ======== ======      ========    ========  =====       ========    =======   ======

PAGE

     Time Deposits by Rates. The following table sets forth the time deposits in the Savings Bank categorized by rates at the dates indicated.

                                         At June  30,
                            1996             1995              1994
                                        (In Thousands)

Below 3.00%            $     504         $     828           $ 21,441
3.00 - 4.49%               4,617            45,604            154,118
4.50 - 5.49%             224,224            79,797             54,539
5.50 - 6.49%              79,626           146,847             26,922
6.50 - 7.49%              11,537            46,869             11,832
Over 7.50%                   573             1,284              2,793
                        --------          --------           --------
  Total                 $321,081          $321,229           $271,645
                        =========         ========            ========

     Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at June 30, 1996.


                                  Amount Due
           Less Than    1-2          2-3         3-4        After
           One Year    Years        Years       Years      4 Years   Total
                                (In Thousands)

Below 3.00%  $  504  $     --     $    --     $    --     $    --  $    504
3.00-4.49%    4,610          7         --          --          --     4,617
4.50-5.49%  185,856     20,206     12,949       1,211       4,002   224,224
5.50-6.49%   50,663     21,120        393       6,724         726    79,626
6.50-7.49%    9,712        783        102         940           0    11,536
Over 7.50%      248         93        117           3         112       573
           --------    -------    -------      ------      ------  --------
Total      $251,593    $42,209    $13,561      $8,878      $4,840  $321,080
          ==========   =======    ========      ======    ========  ========

                                   23
PAGE

     Deposit Activity. The following table sets forth the deposit activities of the Savings Bank for the periods indicated.

                                           Year Ended June 30,
                                   1996         1995        1994
                                          (In Thousands)

Beginning balance               $486,585       $471,787      $454,118
                                --------       ---------     --------
Net deposits (withdrawals)
 before interest credited        (28,350)        (3,707)        2,433

Interest credited                 21,139         18,505        15,236
                                  ------         -------       ------
Net increase (decrease) in
 deposits                         (7,211)        14,798        17,669
                                ---------      ---------     --------
Ending balance                  $479,374       $486,585      $471,787
                                =========      ========      =========
     Borrowings. The FHLB-San Francisco functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, the Savings Bank is required to own capital stock in the FHLB-San Francisco and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Savings Bank utilizes advances from the FHLB-San Francisco as an alternative to retail deposits to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-San Francisco has, from time to time, served as the Savings Bank's primary borrowing source. Advances from the FHLB-San Francisco are typically secured by the Savings Bank's first mortgage loans. At June 30, 1996, the Savings Bank had $8.6 million of borrowings from the FHLB-San Francisco at a weighted average rate of 6.10%. Such borrowings mature between 1996 and 2003.

       The Savings Bank occasionally uses retail repurchase agreements in order to meet short-term cash needs. In general, such repurchase agreements are secured by U.S. Government or federal agency securities and have a maturity of less than 90 days. At June 30, 1996, the Savings Bank had no outstanding retail repurchase agreements.

            Although additional funds may be obtained through commercial banking credit lines, the Savings Bank has not traditionally relied on such sources of funds, and no borrowings of this nature were outstanding on June 30, 1996. The following tables sets forth certain information regarding borrowings by the Savings Bank at the dates and for the periods indicated:

                                   24
PAGE

                                                   At June 30,
                                             1996       1995       1994
                                              (Dollars in Thousands)
Balance outstanding at end of period:
   Securities sold under agreements
    to repurchase                        $    --      $ 1,985     $ 5,075

   FHLB advances                           8,578       33,078      51,078

Weighted average rate paid on:
   Securities sold under agreements
    to repurchase                           N/A          6.15%       4.92%
   FHLB advances                           6.10          6.56        4.29


                                               Year Ended June 30,
                                           1996          1995        1994
                                            (Dollars in Thousands)
Maximum amount of borrowings
 outstanding at any month end:
   Securities sold under agreements
    to repurchase                 $      --         $15,119      $  5,075

   FHLB advances                     25,578          33,078        99,047

Approximate average short-term
 borrowings outstanding with
 respect to:
   Securities sold under
    agreements to repurchase             --          2,678           990
   FHLB advances                     20,354         21,655        49,987

Approximate weighted average
 rate paid on:
   Securities sold under
    agreements to repurchase           --            4.91%        4.15%
   FHLB advances                      6.16%           4.94         3.61

Subsidiary Activities

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Savings Bank's investment in its service corporations did not exceed these limits at June 30, 1996.

     The Savings Bank has three wholly owned subsidiaries: Profed Mortgage, Inc., Provident Financial Corp. ("Provident Financial") and First Service Corporation ("First Service"). Provident Financial participated in a number of real estate joint ventures in the 1980s, with the last joint ventures entered into in 1989. The final joint venture was concluded with the sale of the remaining land in July 1995. Provident Financial's current activities include: (i) acting as trustee for the Savings Bank's real estate transactions, (ii) engaging in annuity sales and providing brokerage services at branch offices of the Savings Bank, (iii) selling property and life insurance, primarily to Savings Bank customers, and (iv) holding real estate for investment. The real estate held for investment by Provident Financial at June 30, 1996 totalled $3.5 million, and included a parcel of land in Riverside purchased as a potential

                                   25
PAGE
future home office site, a residence which is adjacent to the Savings Bank's home office, the site of a now closed branch office in Los Angeles, California and a retail strip center in Hesperia, California. Profed Mortgage, Inc., which formerly contained the Savings Bank's mortgage banking activities that are currently conducted by the Savings Bank's Profed Mortgage division, and First Service are currently inactive. At June 30, 1996, the Savings Bank's investment in its subsidiaries was $4.1 million.

                                REGULATION

General

     The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Savings Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Savings Bank and their operations. The Corporation, as a savings and loan holding company, will also be required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner.

     The Savings Bank, as a member of the FHLB-San Francisco, is required to acquire and hold shares of capital stock in the FHLB-San Francisco in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-San Francisco. The Savings Bank is in compliance with this requirement with an investment in FHLB-San Francisco stock of $4.6 million at June 30, 1996.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-San Francisco.

PAGE

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. In 1989 the FDIC also became the insurer, up to the prescribed limits, of the deposit accounts held at federally insured savings associations and established two separate insurance funds: the BIF and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     The Savings Bank's accounts are insured by the SAIF. The FDIC insures deposits at the Savings Bank to the maximum extent permitted by law. The Savings Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital --"well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from 0.23% of insured deposits for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% of insured deposits for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. Until the second half of 1995, the same amounts applied to BIF member institutions. The FDIC is authorized to raise assessment rates in certain circumstances. The Savings Bank's assessments expensed for the year ended June 30, 1996, equaled $1.3 million.

     Effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the BIF. Under the new assessment schedule, approximately 12% of BIF members pay the statutory minimum annual assessment of $2,000. With respect to SAIF member institutions, the FDIC has retained the existing rate schedule of 0.23% to 0.31% of insured deposits. The Savings Bank is a member of the SAIF rather than the BIF.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the deposit insurance of the Savings Bank.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" in Item 7 of this Report.

     Prompt Corrective Action. Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has

                                   27
PAGE
a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     Section 38 of the FDIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. (The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

      An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of
Section 38 of the FDIA, which sets forth various mandatory and discretionary restrictions on its operations.

     At June 30, 1996, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation;
(iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies recently adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. Under the final regulations, if the OTS determines that the Savings Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test set forth in Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any

                                   28
PAGE
outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1996, the qualified thrift investments of the Savings Bank were approximately 94.9% of its portfolio assets.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Corporation is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Savings Bank.

     Savings associations also must maintain "tangible capital" not less than 1.5% of the Savings Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital

                                   29
PAGE
cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt, and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi- family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans which do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital until savings associations become familiar with the process for requesting an adjustment to its interest rate risk component.

     At June 30, 1996, the Savings Bank's core capital of approximately $58.7 million, or 10.4% of adjusted total assets, was $41.8 million in excess of the OTS requirement of $16.9 million, or 3% of adjusted total assets. As of such date, the Savings Bank's tangible capital of approximately $58.7 million, or 10.4% of adjusted total assets, was $50.2 million in excess of the OTS requirement of $8.5 million, or 1.5% of adjusted total assets. Finally, at June 30, 1996, the Savings Bank had risk-based capital of approximately $63.5 million or 16.5% of total risk-weighted assets, which was $32.7 million in excess of the OTS risk-based capital requirement of $30.8 million or 8% of risk- weighted assets.

     Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out

                                   30
PAGE
mergers. In addition, OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

     The Savings Bank is currently meeting the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1996, the Savings Bank's limit on loans to one borrower was $10.0 million. At June 30, 1996, the Savings Bank's largest aggregate amount of loans to one borrower was $5.0 million.

     Activities of Thrift Institutions and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same
extent as if the savings association were a Federal Reserve member bank.   A
savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association

                                   31
PAGE
or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guaranty and similar types of transactions.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and (iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from
Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Savings Bank has not been significantly affected by the rules regarding transactions with affiliates.

     The Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

Savings and Loan Holding Company Regulation

     Holding Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Holding Company Activities. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

                                   32
PAGE

     Qualified Thrift Lender Test. The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                     TAXATION

Federal Taxation

     General. The Corporation and the Savings Bank report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Corporation.

     Tax Bad Debt Reserves.   For taxable years beginning prior to January 1,
1996, savings institutions such as the Savings Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Savings Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Savings Bank's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Savings Bank's actual loss experience over a period of several years. Each year the Savings Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. The Savings Bank used the experience method bad debt deduction for the taxable years ended June 30, 1996, 1995 and 1994.

     Recently enacted legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As result, the Savings Bank will no longer be able to calculate its deduction for bad debts using the percentage-of-taxable-income method. Instead, the Savings Bank will be required to compute its deduction based on specific charge-offs during the taxable year. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At June 30, 1996, the Savings Bank had no post-1987 additions to its bad debt tax reserves.

     Under prior law, if the Savings Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would have been unable to make additions to its bad debt reserve. Instead, the Savings Bank would have been required to deduct bad debts as they occurred and would have additionally been required to recapture its bad debt reserve deductions ratably over a multi-year period. At June 30, 1996, the Savings Bank's total bad debt reserve for tax purposes was approximately $9.0 million. Among other things, the qualifying thrift definitional tests required the Savings Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Savings Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Corporation that are considered as made: (i) from reserve

                                   33
PAGE
for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Savings Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Savings Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI.
In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

     Dividends-Received Deduction and Other Matters. The Corporation may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Corporation and the Savings Bank will not file a consolidated tax return, except that if the Corporation or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     There have not been any IRS audits of the Savings Bank's federal income tax returns during the past five years. The Savings Bank has been audited by the California Franchise Tax Board through tax year 1990.

State Taxation

     California. The California franchise tax rate applicable to the Savings Bank equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Savings Bank). At June 30, 1996, the total tax rate was 11.3%. Bad debt deductions are available in computing California franchise taxes using the specific charge-off method. The Savings Bank and its California subsidiaries file California state franchise tax returns on a combined basis. The Corporation will be treated as a general corporation subject to the general corporate tax rate.

     Delaware. As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

                                   34
PAGE

Competition

     The Savings Bank faces significant competition in its market area in both originating real estate loans and attracting deposits. The rapid population growth in Riverside County has attracted numerous financial institutions to the Savings Bank's market areas, which resulted in competition that has been exacerbated by the recessionary trends that have prevailed in the Savings Bank's market area in the past several years. The Savings Bank's primary competitors are large regional and superregional commercial banks as well as other community-oriented banks and savings institutions. The Savings Bank also faces competition from credit unions and a large number of mortgage companies that operate within its market area. Many of these institutions are significantly larger than the Savings Bank and therefore have greater financial and marketing resources than the Savings Bank. The Savings Bank's mortgage banking operations also face strong competition from other mortgage bankers and brokers as well as other financial institutions. Such competition may limit the Savings Bank's growth and profitability in the future.

Personnel

     As of June 30, 1996, the Savings Bank had 281 full-time and 68 part-time employees. The employees are not represented by a collective bargaining unit and the Savings Bank believes its relationship with its employees to be good.

Item 2. Properties

     At June 30, 1996, the net book value of the Savings Bank's property (including land and buildings) and its fixtures, furniture and equipment was $7.1 million. The Savings Bank's home office, which is owned by the Savings Bank, is located in Riverside, California. In addition, the Savings Bank has eight branch offices, of which seven are in Riverside County in the cities of Riverside, Moreno Valley (2), Hemet, Sun City, Rancho Mirage and Blythe, California and one is in Redlands, California in San Bernardino County. Six of the Savings Bank's branch offices are owned by the Savings Bank and two are leased. The leases expire in 2000 and 2008. The Savings Bank also has five loan production offices, which are located in Gardena, Rancho Cucamonga, Santa Ana and Larspur, California and Las Vegas, Nevada. All of these offices are leased. The leases expire from 1996 to 1997.

Item 3.  Legal Proceedings

     Periodically, there have been various claims and lawsuits involving the Savings Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues in the ordinary course of and incident to the Savings Banks' business. The Savings Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Savings Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     The common stock of Provident Financial on the Nasdaq Stock Market under the symbol "PROV." As of September 16, 1996, there were approximately 639 stockholders of record.

                                   35
PAGE

     The Board of Directors of the Corporation has not formulated a dividend policy, but intends to consider a policy of paying cash dividends in the future. Future declarations or payments of dividends will be subject to determination by the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Savings Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. No assurances can be given that any dividends will be declared or, if declared, what the amount of dividends will be or whether such dividends, once declared, will continue.

     The Corporation's common stock was sold in its initial public offering at $10.00 per share and commenced trading on June 28, 1996. The high and low stock sales prices for the common stock from June 28, 1996 through June 30, 1996 were $11 and $10 5/8, respectively.

                                   36
PAGE

Item 6.  Selected Financial Data

     The following tables set forth certain information concerning the consolidated financial position and results of operations of the Corporation and its subsidiaries at the dates and for the periods indicated. This information is qualified in its entirety by reference to the detailed information contained in the Consolidated Financial Statements and Notes thereto presented elsewhere in this Form 10-K.

                                        At June 30,
                      1996       1995       1994        1993       1992
                                       (In Thousands)
FINANCIAL CONDITION DATA:

Total assets       $584,847     $567,186   $580,336   $590,440    $550,850
Loans receivable,
 net                452,945      471,543    420,159    404,651     389,195
Loans available
 for sale, net       49,612       34,489     83,049    104,409      33,294
Cash and overnight
 deposits            30,831       11,433     19,909    32,954       37,399
Investment
 securities          27,118       20,067     26,301    20,326       63,466
Deposits            479,374      486,585    471,787   454,118      454,371
Borrowings            8,578       35,063     56,153    76,047       41,047
Retained earnings,
 substantially
 restricted          85,970       37,323     41,315    42,648       38,539

                                        At June 30,
                        1996      1995      1994        1993       1992
                                       (In Thousands)

OPERATING DATA:

Interest income      $41,817   $36,020    $36,197    $40,167     $46,738
Interest expense      25,269    22,491     19,532     21,839      28,935
                      ------    -------    ------     ------      -------
Net Interest income   16,548    13,529     16,665     18,328      17,803
Provision for
 loan losses           2,261     4,787      2,033      1,655         607
                    --------   -------    --------  --------    --------
Net Interest income
  after provision
  for loan losses    14,287     8,742     14,632     16,673      17,196

Loan servicing
 and other fees       2,442     2,476      3,072      1,927       1,671
Gains (losses) from
 sale of loans        4,753       701      1,246      5,726       5,680
Gain on bulk sale
 of servicing rights     --       --       2,052        --          819
Other non-interest
 income               2,256     1,308      1,141      1,989       2,793
Real estate
 operations, net       (101)   (1,600)      (366)      (125)       (377)
Operating and
 administrative
 expenses            19,499    17,354     23,758     18,243      16,401
                     -------   ------     ------     ------      ------
Income (loss)
 before income taxes  4,138    (5,727)    (1,981)     7,947      11,381
Provision (benefit)
 for income taxes     1,332    (1,735)      (648)     3,838       4,894
                     ------  ---------  --------  ---------    --------
Net income (loss)   $ 2,806  $ (3,992)  $ (1,333)  $  4,109    $  6,487
                    ========  ========  =========  =========   ========
                                   37
PAGE

                                                    At June 30,
                                             1996       1995       1994

OTHER DATA:

Loans serviced for others                  $601,097   $657,451   $703,646

Number of:
 Real estate loans in portfolio              3,593      3,623       3,612

 Real estate loans
  serviced for others                        4,846      5,140       5,676

 Deposit accounts                           32,102     32,786      33,669

 Full-service offices                            9          9          10

 Loan origination offices                        8          8          10

                                            At or For the
                                          Year Ended June 30,
                              1996      1995      1994     1993     1992

KEY OPERATING RATIOS:
Performance Ratios
 Return (loss) on assets(1)   0.50%    (0.72)%    (0.23)%   0.73%    1.20%
 Return (loss) on
   retained earnings(2)       6.98     (9.81)     (3.08)   10.24    18.54
 Retained earnings-
   to-assets(3)               7.12      7.34       7.47     7.17     6.46
 Interest rate spread(4)      2.75      2.31       2.71     3.13     3.09
 Net interest margin(5)       3.05      2.55       2.99     3.42     3.43
 Average interest-earning
  assets to average
  interest-bearing
  liabilities               106.32     05.60     108.05   107.14   106.04
 Operating and administrative
  expenses as a percent of
  average total assets        3.46      3.13       4.09     3.26     3.03

Regulatory Capital Ratios
 Tangible capital            10.41      6.19       6.65     6.74     6.34
 Core capital                10.41      6.19       6.69     6.86     6.55
 Risk-based capital          16.49     11.25      12.68    11.86    11.49

Asset Quality Ratios
 Nonaccrual and 90 days
  or more past due loans
  as a percent of loans
  receivable, net            0.98      0.54       1.08     1.18      0.66
 Nonperforming assets as a
  percent of total assets    1.22      1.65       1.49     1.63      1.09
 Allowance for loan losses
  as a percent of gross
  loans receivable           1.18      1.06       0.78     0.79      0.46
 Allowance for loan losses
  as a percent of
  nonperforming loans      123.43    198.79      73.62    68.86     71.84
 Net charge-offs
  (recoveries) to
  average outstanding
  loans                      0.38      0.62       0.39     0.04     (0.03)

(1)     Net income (loss) divided by average total assets.
(2)     Net income (loss) divided by average retained earnings.
(3)     Average retained earnings divided by average total assets.
(4) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5) Net interest income as a percentage of average interest-earning assets.

                                   38
PAGE

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

General

    Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Savings Bank. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto and the other sections contained in this Prospectus.

Operating Strategy

     The Savings Bank's primary goal has been to improve the Savings Bank's profitability while maintaining a sound capital position. To accomplish this goal, the Savings Bank has employed an operating strategy that includes: (1) originating for its portfolio one- to four-family residential mortgage loans, primarily with adjustable rates, secured by properties located in its primary market area; (2) enhancing net income and controlling interest rate risk by originating fixed-rate loans for sale in the secondary market on a servicing-released basis, as market conditions permit, as a means of generating current income through the recognition of cash gains on loan sales; (3) improving asset quality by limiting new originations of commercial real estate and multi-family loans, increasing real estate owned marketing efforts and establishing and utilizing more effective problem loan monitoring procedures; (4) controlling asset growth to a level sustainable by the Savings Bank's capital position; and (5) controlling operating expenses. The Savings Bank intends to continue this operating strategy in an effort to enhance its long-term profitability while maintaining a reasonable level of loan loss reserves. The Savings Bank intends to enhance such strategy by expanding the products and services it offers within its primary market area in order to improve market share. In this regard, the Savings Bank intends to attempt to originate commercial business loans, including Small Business Administration loans, which will diversify its credit risk and increase the average yield of its interest-earning assets.

     The profitability of the Savings Bank's operations depends primarily on its net interest income, its non-interest income (principally from mortgage banking activities) and its non-interest expense. Net interest income is the difference between the income the Savings Bank receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Non-interest income is comprised of income from mortgage banking activities, gain on the occasional sale of assets and miscellaneous fees and income. Mortgage banking generates income from the sale of mortgage loans (which may be sold with servicing retained or with servicing released) and from servicing fees on loans sold on a servicing-retained basis. The Savings Bank receives a higher price for loans sold on a servicing-released basis because it is relinquishing the right to service the loan. The contribution of mortgage banking activities to the Savings Bank's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy and whether the Savings Bank sells loans servicing-released or servicing-retained. The Savings Bank's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. Non-interest expenses related to mortgage banking activities include compensation and benefits, occupancy and equipment expenses, telephone and other operating costs, all of which are related to the volume of loans originated. The Savings Bank's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.

                                   39
PAGE

Comparison of Financial Condition

     Total assets increased from $567.2 million at June 30, 1995 to $584.8 million at June 30, 1996 primarily as a result of the receipt of the proceeds received from the initial public offering completed on June 27, 1996. In the face of increasing short- and long-term interest rates, particularly during the latter half of fiscal 1996, the Savings Bank sought to stabilize its asset growth so as to reduce the effect on its capital ratios. Loans receivable decreased $18.6 million from $471.5 million at June 30, 1995 to $452.9 million at June 30, 1996 as refinancing activity, and thus prepayments, accelerated during most of fiscal 1996. With rising interest rates in fiscal 1995, borrowers favored ARM loans, which the Savings Bank retained in its portfolio since there was not a high demand for COFI-based ARM loans in the secondary market. In fiscal 1996, with a continuation of rising interest rates, borrowers attempted to lock in fixed rate loans.
Loans held for sale increased from $34.5 million at June 30, 1995 to $49.6 million at June 30, 1996 as a result of increased volume of loan originations during fiscal 1996. Contributing to the increase in total assets from June 30, 1995 was an increase in investment securities, which totaled $27.0 million at June 30, 1996 compared to $20.0 million at June 30, 1995, and an increase in cash and overnight deposits, which aggregated $30.8 million at June 30, 1996 compared to $11.4 million at June 30, 1995. These latter increases reflect the cash proceeds received from the initial public offering.

     Total liabilities decreased from $529.9 million at June 30, 1995 to $498.9 million at June 30, 1996 principally as a result of a contraction in deposits and borrowings. Deposits declined from $486.5 million at June 30, 1995 to $479.4 million at June 30, 1996. During fiscal 1996, withdrawals exceeded deposits by $7.2 million, net of interest credits. This net decrease was the result of competitive investment alternatives for customers (i.e. mutual funds, equity investments, and U.S. Treasury obligations) particularly during the latter half of fiscal 1996. In addition, in an effort to contain interest costs, management elected to mature higher costing certificate accounts. FHLB advances decreased from $33.1 million at June 30, 1995 to $8.6 million at June 30, 1996 as the Savings Bank retired maturing FHLB advances rather than renew this borrowing. Similarly, the $2.0 million balance of securities sold under agreements to repurchase at June 30, 1995 was also retired during fiscal 1996. Increased volume of loan prepayments, coupled with proceeds from the initial public offering, allowed management of the Savings Bank to be less reliant on this latter funding sources. Accounts payable and other liabilities, which consist primarily of negotiable items drawn on the Savings Bank and custodial accounts related to loans serviced for others, increased from $8.2 million at June 30, 1995 to $10.9 million at June 30, 1995 as a result of a corresponding increase in loan prepayments associated with refinancing activities.

     Total stockholders' equity was $86.0 million at June 30, 1996 compared to $37.3 million at June 30, 1996. The $48.7 million increase reflects the successful consummation of the initial public offering of common stock by the Company. The increase in stockholders' equity from the sale of common stock by the Company was $49.8 million, after deducting from gross proceeds $1.5 million of offering expenses. The Company made a $4.1 million interest bearing loan to its Employee Stock Ownership Plan ("ESOP"), to enable the ESOP to purchase 410,000 shares of Company stock in the conversion. The ESOP repaid $162,000 of this loan at June 30, 1996; the unpaid portion of this loan is shown as a deduction from stockholders' equity. The remaining $2.8 million increase in total stockholders' equity between June 30, 1995 and 1996 is attributable to net earnings of the Company.

Comparison of Operating Results for the Years Ended June 30, 1995 and 1996

     General. The Company reported net earnings of $2.8 million for the year ended June 30, 1996 compared to a net loss of $4.0 million for the year ended June 30, 1995. The improvement in operating results between fiscal 1995 and fiscal 1996 was due to an increased interest rate spread, reduced provisions for loan losses, and increased income from sales of loans.

     Net Interest Income. Net interest income increased by $3.0 million, or 22.3%, from $13.5 million for fiscal 1995 to $16.5 million for fiscal 1996. This increase resulted from an increase in the spread between the yield on interest-earning assets and the rate paid on interest-bearing liabilities from 2.31% for the year ended June 30, 1995


                                   40
PAGE
to 2.75% for the year ended June 30, 1996 as the average yield on loans increased more than the average rate paid on deposits.

     Interest Income. Total interest income increased $5.8 million, or 16.1%, from $36.0 million for the year ended June 30, 1995 to $41.8 million for the year ended June 30, 1996. This increase between the periods was almost exclusively the result of an increase in interest income on loans receivable (including loans held for sale), which rose by $5.7 million from $34.0 million for the year ended June 30, 1995 to $39.7 million for the year ended June 30, 1996. This increase is primarily attributable to the increase in the average yield on the loan portfolio from 6.89% in fiscal 1995 to 7.87% in fiscal 1996. The increase in the average yield on loans is primarily a function of the changes in the COFI index, whose average was 4.59% during fiscal 1995 compared to an average of 5.03% during fiscal 1996. In addition, an increase in mortgage banking activities during the year ended June 30, 1996 accounted for a $10.7 million increase in the average balance of loans receivable (including loans held for sale). The Savings Bank originated $161.5 million in loans held for sale during fiscal 1995 compared to $469.2 million in fiscal 1996. Due to the small difference between short- and long-term interest rates that prevailed during much of fiscal 1996, the interest rate on fully-indexed ARM loans generally exceeded rates available on 30-year fixed rate mortgage loans. As a result, the level of refinancing activities increased during fiscal 1996 as borrowers sought to replace ARM loans with fixed rate loans.

     Interest income on investment securities increased by $101,000, or 7.9%, as a result of higher market interest rates. The average yield on investment securities increased from 6.23% for the year ended June 30, 1995 to 6.88% for the year ended June 30, 1996. This increase was partially offset by a $500,000 decline in the average balance of investment securities from $20.6 million in fiscal 1995 to $20.1 million in fiscal 1996. During fiscal 1996, management used maturing security investments to repay maturing FHLB advances. Because the yield available on overnight deposits often equaled or exceeded the rates available on short term investments, management elected to increase its holdings of overnight deposits. As a result, average interest-earning deposits increased $2.0 million to $13.9 million for fiscal 1996 from the $11.9 million for fiscal 1995. Interest income on interest-earning deposits rose $78,000, or 18.4%, to $500,000 in fiscal 1996 compared to $423,000 in fiscal 1995.

     Interest Expense. Interest expense increased by $2.8 million, or 12.4%, from $22.5 million during the year ended June 30, 1995 to $25.3 million for the year ended June 30, 1996. Interest expense on deposits increase $2.8 million, or 13.3%, from $21.2 million for fiscal 1995 to $24.0 million for fiscal 1996 as a result of both an increase in the average balance of total deposits and a 47 basis point increase in the cost of deposits. The average balance of deposits increased $12.1 million, or 2.5%, from $477.4 million in fiscal 1995 to $489.5 million in fiscal 1996. This reflected management's strategy to replace FHLB advances and other borrowings with relatively less expense deposits. The Savings Bank attracted certificate accounts because their costs were less than, or equal to, comparable FHLB advances for similar durations. In addition, as a result of higher short-term market interest rates during fiscal 1996, the Savings Bank paid higher rates on new and renewing certificates of deposits, and some customers shifted from lower rate passbook, demand, and NOW accounts to higher yielding certificate accounts.

     The Savings Bank reduced its use of FHLB advances and other borrowings between the two periods. Although the average balance of FHLB advances declined $1.5 million, or 6.9%, the average rate paid on this funding source increased from 4.94% to 6.25% as a result of increased market interest rates and longer maturities. Consequently, interest expense on FHLB advances rose $190,000, or 17.7%, from $1.1 million for the year ended June 30, 1995 to $1.3 million for the year ended June 30, 1996. The average balance of other borrowings (principally reverse repurchase agreements) declined $3.5 million and the related interest expense also declined by $229,000 to $3,000 for the year ended June 30, 1996. Included in the fiscal 1995 expense on other borrowings was $65,000 of capitalized interest expense which the Savings Bank recognized at June 30, 1995 in connection with the write down of a joint venture project.

     Provisions for Loan Losses. Provisions for losses on loans were $2.3 million for fiscal 1996 compared to $4.8 million for fiscal 1995. The $2.5 million decline was attributable to a stabilization in the level of non-performing commercial and multi-family loans during 1996. Although past due and non-accrual loans totaled $4.5

                                   41
PAGE
million, or .98% of net loans receivable, at June 30, 1996 compared to $2.6 million, or .54%, at June 30, 1996, past due and non-accrual commercial and multi-family loans at June 30, 1996 were $798,000, or .18%, compared to $1.4 million or .30% of net loans receivable at June 30, 1995. Net charge-offs aggregated $1.9 million in fiscal 1996 compared to $3.0 million in fiscal 1995. Of these amounts, charge-offs on commercial and multi-family loans were $1.0 million and $1.3 million, respectively. Despite the improvement in the levels of commercial and multi-family loans during fiscal 1996, the recessionary economic conditions prevailing in Southern California in recent years have resulted in increased loan delinquencies and defaults as well as reductions in the value of properties securing loans made by the Savings Bank. These factors, in combination with higher unemployment levels within the Savings Bank market areas, resulted in management's decision to increase the allowance for loan losses to a level which exceeded that of June 30, 1995. At June 30, 1996, the allowance for loan losses as a percentage of gross loans receivable were 1.18% compared to 1.06% at June 30, 1995.

     Non-interest Income. Total non-interest income increased by $5.0 million, or 110.7%, from $4.5 million for fiscal 1995 to $9.5 million for fiscal 1996. This increase is attributable to an increase in the gain from the sales of loans and the receipt of $1.0 million in life insurance proceeds. Gains from sales of loans increased $4.0 million, or 578.0% to $4.8 million for fiscal 1996 from $701,000 for fiscal 1995. This increase resulted from increased production levels at existing offices and, to a lesser extent, gains from related interest rate risk management activities. Loan originations and sales totaled $469.2 million and $458.8 million, respectively, during fiscal 1996 compared to $161.5 million and $210.0 million, respectively, in fiscal 1995. Substantially all of the loans sold in fiscal 1996 were sold on a servicing released basis. Servicing income remained constant at $2.5 million in both fiscal 1996 and 1995. In March, 1996, the Savings Bank received $1.0 million in proceeds from a life insurance policy upon the passing of the former chief executive officer. The policy was designated as a reimbursement of previously expensed retirement benefits.

     Non-interest Expense. Total non-interest expense increased $647,000, or 3.4% from $19.0 million for fiscal 1995 to $19.6 million for fiscal 1996. Salaries and employee benefits increased by $1.8 million, or 18.3%, over fiscal 1995 principally as a result of production related compensation from increased mortgage banking activities during fiscal 1996. In addition, at June 30, 1996, the Savings Bank recognized $162,000 of expenses related to the newly implemented ESOP. Occupancy expenses declined by $397,000, or 17.0%, between the periods. However, occupancy expenses for fiscal 1995 include $298,000 of charges related to the closing of offices and related expenses within the Profed Mortgage division. Other expenses increased by $617,000, or 16.3%, principally because of expenses from interest rate risk management activities.

     The loss from real estate operations declined from $1.6 million for fiscal 1995 to $101,000 for fiscal 1996. The decreased loss reflects the liquidation of the Savings Bank's one remaining real estate joint venture in July 1995 and reduced provisions on foreclosed real estate. There were no provisions for losses on joint ventures during fiscal 1996 compared to a provision of $682,000 during fiscal 1995. Provisions for losses on foreclosed real estate decreased by $744,000 from $983,000 during fiscal 1995 to $239,000 during fiscal 1996.

     Income Taxes. Income taxes were $1.3 million for fiscal 1996 (resulting in an effective tax rate of 32.2%) compared to a tax benefit of $1.8 million for fiscal 1995 (resulting in an effective rate of 30.3%). The increase of $3.1 million in tax expense is principally attributable to an increase in pre-tax income of $9.9 million between the periods, reduced by the $1.0 million of non-taxable insurance proceeds. The Savings Bank has a California net operating loss carryforward which is reduced by 50% in future tax years. As a result, the Savings Bank did not fully tax benefit its tax losses in fiscal 1995, thereby decreasing the effective tax rate.

Comparison of Operating Results for the Years Ended June 30, 1994 and 1995

     General. The Savings Bank's net loss increased $2.7 million from a net loss of $1.3 million for the year ended June 30, 1994 to a net loss of $4.0 million for the year ended June 30, 1995. The increased loss was attributable to lower net interest income and a larger provision for loan losses during fiscal 1995 compared to fiscal 1994 and to a large decline in loan originations by the Savings Bank's mortgage banking operations.

                                   42
PAGE

     Net Interest Income. Net interest income declined by $3.2 million, or 18.8%, from $16.7 million for the year ended June 30, 1994 to $13.5 million for the year ended June 30, 1995. This decrease resulted from a 40 basis point decrease in the spread between the yield on interest-earning assets and the rate paid on interest-bearing liabilities from 2.71% for the year ended June 30, 1994 to 2.31% for the year ended June 30, 1995. In addition, net interest-earning assets declined $13.4 million, or 32.2%, to $28.2 million during fiscal 1995.

     Interest Income. Total interest income decreased $177,000 from $36.2 million for the year ended June 30, 1994 to $36.0 million for the year ended June 30, 1995. The decrease in interest income between the periods was primarily the result of a decrease in interest income on loans that was partially offset by an increase in interest income on investment securities. Interest income on loans decreased by $559,000 from $34.6 million during fiscal 1994 to $34.0 million during fiscal 1995. Although the average yield on loans receivable (including loans held for sale) increased from 6.76% during fiscal 1994 to 6.89% in fiscal 1995, this increase was more than offset by an $18.1 million decline in the average balance of outstanding loans (including loans held for sale) from $512.2 million in 1994 to $494.1 million in fiscal 1995. The decrease in the average balance of outstanding loans was a result of a large decline in loan originations. During fiscal 1994 the Savings Bank originated $1.0 billion in loans for sale in the secondary market compared to $161.5 million in loans originated for sale during fiscal 1995. This decline in the volume of loan originations was a result of reduced loan demand in the Savings Bank's primary market area caused by the rising interest rate environment in the second half of fiscal 1995 which had an adverse effect on refinancing activities. The average yield on loans receivable increased as a result of the increase in market interest rates between fiscal 1994 and fiscal 1995. During fiscal 1995, adjustable-rate loans with interest rates that adjust based on the COFI, which constitute a majority of the Savings Bank's held to maturity loan portfolio, experienced increases in rates as the average COFI interest rate increased from 3.80% to 4.59%.

     Interest income on investment securities increased by $224,000 as a result of higher yields in 1995 as compared to 1994. The average yield on investment securities was 4.09% during fiscal 1994 compared to 6.23% during fiscal 1995. This was offset in part by a $5.3 million decline in the average balance of investment securities from $25.9 million during fiscal 1994 to $20.6 million during fiscal 1995. The average balance of investment securities decreased as securities matured and management used the funds to repay FHLB advances.

     Interest Expense. Interest expense increased by $3.0 million, or 15.1%, from $19.5 million for the year ended June 30, 1994 to $22.5 million for the year ended June 30, 1995. The increase in interest expense was primarily due to an increase in interest paid on deposits that was partially offset by a decrease in interest paid on borrowings. Interest expense on deposits increased $3.5 million, or 19.9%, from $17.0 million for fiscal 1994 to $21.2 million for fiscal 1995 primarily as a result of the increase in market interest rates. During fiscal 1995 the average cost of deposits increased from 3.80% to 4.44% while the average balance of deposits increased by $12.6 million, or 2.7%. The increase in interest paid on deposits between the periods was also caused in part by a shift in deposits from passbook accounts to higher paying demand and NOW accounts and certificates of deposit.

     As a result of the reduced volume of the loan and investment portfolio, the Savings Bank relied less heavily on FHLB advances during fiscal 1995, which reduced interest expense for FHLB advances by $736,000, or 40.8%, from $1.8 million in fiscal 1994 to $1.1 million in fiscal 1995. The decrease in the average balance of FHLB advances from $50.0 million in fiscal 1994 to $21.7 million in fiscal 1995 was partially offset by an increase in the average cost of FHLB advances from 3.61% to 4.94%, which was caused by an increase in market interest rates. Interest paid on other borrowings (principally repurchase agreements) increased by $171,000, or 280.3%, from fiscal 1994 to fiscal 1995 as a result of an increase in the amount of such borrowings. The average balance of other borrowings increased from $1.4 million in fiscal year 1994 to $4.3 million in fiscal year 1995.

     Provision for Loan Losses. During fiscal 1995, the provision for loan losses increased 135.5% to $4.8 million from the prior year's provision of $2.0 million. As a result of the continued deterioration in Southern California real estate values management elected to significantly increase the allowance for loan losses. Net charge-offs during fiscal 1995 totalled $3.0 million compared with $2.0 million during fiscal 1994. Of the charge-offs during fiscal 1995, $675,000 represented charge-offs of loans secured by single-family properties (an increase of $290,000 from

                                   43
PAGE
fiscal 1994) and $1.4 million were charge-offs of loans secured by multi-family properties (an increase of $394,000 from fiscal 1994). Fiscal 1995 represented the second consecutive year in which net multi-family charge-offs exceeded $1.0 million. In addition, charge-offs of loans secured by commercial real estate increased from $536,000 in fiscal 1994 (after having none in the three previous fiscal years) to $924,000 in fiscal 1995. The increased provision for loan losses increased the allowance for loan losses. The allowance for loan losses allocated to commercial mortgage loans increased from $1.3 million at June 30, 1994 to $2.6 million at June 30, 1995. Based upon the level of substandard commercial loans and continued weakness in real estate values, management accepted the regulatory suggestion to increase the proportion of the allowance allocable to commercial mortgage loans. At June 30, 1995, the allowance for loan losses represented 1.1% of gross loans receivable compared with 0.8% at June 30, 1994.

     Non-interest Income. Total non-interest income declined by $3.0 million, or 40.3%, from $7.5 million for the year ended June 30, 1994 to $4.5 million for the year ending June 30, 1995. Total non-interest income declined primarily as a result of a decline in gain on sale of loans and a decline in loan servicing and other fees. In addition, the Savings Bank completed a bulk sale of servicing rights in fiscal 1994 with no comparable transaction in fiscal 1995.

     Loans sold decreased from $1.0 billion for the year ended June 30, 1994 to $210.0 million for the year ended June 30, 1995. The greatly reduced volume of mortgage banking activities during fiscal 1995 significantly reduced the gains from the sale of loans between fiscal 1994 and fiscal 1995. Gains from the sale of loans decreased from $1.2 million (after a LOCOM adjustment of $4.7 million) during fiscal 1994 to $701,000 in fiscal 1995 and represented a return of 33 basis points on total loans sold in fiscal 1995 versus 12 basis points in fiscal 1994. Beginning in fiscal 1995, more loans were sold on a servicing-released basis in an attempt to increase the current income from mortgage banking activities. Of the $210.0 million of loans sold in fiscal 1995, $198.5 million were sold servicing released.

     A bulk sale of servicing rights on $184.6 million of loans in fiscal 1994 produced a gain of $2.1 million. There were no bulk sales of servicing rights in fiscal 1995. This bulk sale of loan servicing rights in fiscal 1994 coupled with the sale of more loans on a servicing-released basis during fiscal 1995 reduced the amount of loans serviced for others from an average balance of $829.3 million during the year ended June 30, 1994 to an average balance of $687.1 million for the year ended June 30, 1995 and resulted in a $596,000 decline in income from loan servicing between the periods. So long as the Savings Bank continues to sell mortgage loans on a servicing-released basis, the size of its mortgage servicing portfolio, and therefore loan servicing fees, are expected to decrease.

     Non-interest Expense. Total non-interest expense decreased by $5.2 million from $24.1 million for the year ended June 30, 1994 to $19.0 million for the year ended June 30, 1995. During fiscal 1995, the Savings Bank attempted to reduce its expenses in connection with the decline in loan origination activities. Salaries, commissions and employee benefits were reduced from $13.5 million during fiscal 1994 to $9.7 million during fiscal 1995, a decrease of $3.9 million, or 28.6%, as a result of the reduction in loan production related compensation expense, full time equivalent employees, reduced sales and back office personnel, and the closure of certain loan production offices. Other expenses, many of which related to mortgage banking activities (e.g., telephone, appraisal, operating supplies, option fees, etc.) decreased $2.7 million, or 33.5%, as a result of fewer loan originations. During fiscal 1995, the Savings Bank closed loan production offices in San Jose, San Diego, Las Vegas (retail), Phoenix (retail) and Rancho Cucamonga (retail) which resulted in a pre-tax charge of $368,000, $298,000 of which is included in fiscal 1995 occupancy expenses.

     The loss from real estate operations increased from $366,000 in fiscal 1994 to a loss of $1.6 million in fiscal 1995 primarily as a result of the increased provisions for losses on both foreclosed real estate as well as investments in joint ventures. The provision for losses on foreclosed real estate increased by $578,000 to $983,000 while the provision for losses on investments in joint ventures increased by $562,000 to $682,000. These increases were a result of the continued deterioration in real estate values in the Savings Bank's primary market area. In July 1995

                                   44
PAGE
the Savings Bank liquidated its interest in its one remaining joint venture, which consisted of a tract of single family homes.

     Income Taxes. Income tax benefit was $1.7 million for the year ended June 30, 1995, (resulting in an effective tax rate of 30.3%) compared to a tax benefit of $648,000 for the year ended June 30, 1994 (resulting in an effective tax rate of 32.7%). The increase of $1.1 million in income tax benefit is primary attributable to a decline in pre-tax income of $3.7 million during the year ended June 30, 1995 as compared to the year ended June 30, 1994.

Average Balances, Interest and Average Yields/Cost

     The following table sets forth certain information for the periods regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs thereof. Such yields and costs for the periods indicated are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.

                                   45
PAGE

                                           Year Ended June 30,
                        1996                          1995                             1994
                                Average                        Average                         Average
           Average                Yield/   Average               Yield/     Average              Yield/
           Balance   Interest      Cost    Balance  Interest     Cost       Balance   Interest   Cost
                                           (Dollars in Thousands)
Interest-earning
 assets:
  Loans
   receivable,
   net(1)(2) $504,336  $39,701    7.87%   $494,087   $34,045    6.89%      $512,173    $34,604   6.76%
 Investment
  securities   20,135    1,386    6.88      20,636     1,284    6.23         25,926      1,060   4.09
 FHLB stock     4,489      230    5.13       4,944       268    5.41          4,726        174   3.68
 Interest-earning
  deposits     13,873      500    3.61      11,885       423    3.56         14,938        359   2.40
               -------  -------           --------   -------               --------    --------
   Total interest-
    earning
    assets    542,833   41,817    7.70     531,552    36,020    6.78        557,763     36,197   6.49
              -------   ------             -------    ------                -------     ------
Non-interest-
 earning
  assets       21,313                       23,332                            22,761
   Total
    assets   $564,146                     $554,884                          $580,524
             ========                     ========                          =========
Interest-bearing
 liabilities:
  Passbook
   accounts    52,345     1,743    3.33   $ 55,805     1,466    2.63      $  71,883     1,679   2.34
 Demand and NOW
  accounts    111,145     4,237    3,81    126,913     5,082    4.00        109,544     3,326   3.04
 Certificate
  accounts    326,056    18,027    5.53    294,701    14,641    4.97        283,421    12,660   4.47
              -------   --------           -------    ------                -------    -------
   Total
    deposits  489,546    24,007    4.90    477,419    21,189    4.44        464,848    17,665   3.80

 FHLB advances 20,155     1,260    6.25     21,655     1,070    4.94        49,987      1,806   3.61
 Other
  borrowings      840         2    0.24      4,302       232    5.38         1,388         61   4.42
               ------    ------             -------    -----                 ------     -----
   Total interest-
    bearing
    liabili-
    ties      510,541    25,269    4.95    503,376    22,491    4.47       516,223     19,532   3.78
                         ------                       ------                           ------
 Non-interest-
   bearing
   liabilities 13,432                       10,804                          20,954
               ------                       ------                          ------
 Total
   liabili-
   ties       523,973                      514,180                         537,177
              -------                      -------                         -------
Retained
 earnings     40,173                        40,704                          43,347
              -------                       -------                         ------

Total liabilities
 and retained
 earnings     $564,146                     $554,884                         $580,524
              ========                     ========                         =========
Net interest income    $16,548                        $13,529                           $16,665
                       =======                        =======                           ========
Interest rate spread (3)           2.75%                          2.31%                         2.71%
Net interest margin (4)            3.05%                          2.55%                         2.99%
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities   106.33%                       105.60%                         108.05%

- ------------------------
(1)  Includes loans available for sale.
(2)  Includes deferred loan fee amortization of $112,000, $98,000 and $478,000 or the years ended June 30,
     1996, 1995 and 1995, respectively.
(3)  Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(4)  Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

                                                        46
PAGE

Yields Earned and Rates Paid

     The following table sets forth (on a consolidated basis) for the periods and at the dates indicated the weighted average yields earned on the Savings Bank's assets and the weighted average interest rates paid on the Savings Bank's liabilities, together with the net yield on interest-earning assets.

                                At
                              June 30,        Year Ended June 30,
                               1996        1996       1995      1994

Weighted average yield on:
   Loans receivable (1)       7.79%       7.87%       6.89%     6.76%
   Investment securities      5.45        6.88        6.23      4.09
   FHLB stock                 6.05        5.13        5.41      3.68
   Interest-earning deposits  4.03        3.61        3.56      2.40
   All interest-earning assets7.51        7.70        6.78      6.49

Weighted average rate paid on:
   Passbook accounts          3.15        3.33        2.63      2.34
   Demand and NOW accounts    3.89        3.81        4.00      3.04
   Certificate accounts       5.21        5.53        4.97      4.47
   FHLB advances              6.10        6.25        4.94      3.61
   Other borrowings             --        0.30        5.38      4.42
   All interest-bearing
    liabilities               4.76        4.95        4.47      3.78
Interest rate spread (spread
   between weighted average
   rates on all interest-
   earning assets and
   all interest-
   bearing liabilities)       2.76       2.75        2.31      2.71
Net interest margin (net
   interest income as a
   percentage of average
   interest-earning assets)  3.37        3.05        2.55      2.99

(1)  Includes loans available for sale.

                                   47
PAGE

Rate/Volume Table

     The following table sets forth the effects of changing rates and volumes on interest income and expense of the Savings Bank. Information is provided with respect to (i) effects attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes that cannot be allocated between rate and volume.


                      Year Ended June 30,       Year Ended June 30,
                      1996 Compared to Year      1995 Compared to Year
                      Ended June 30, 1995        Ended June 30, 1994
                      Increase (Decrease)        Increase (Decrease)
                             Due to                      Due to
                                 Rate/                        Rate/
                 Rate   Volume   Volume   Net  Rate  Volume   Volume  Net
                 ----------------------------------------------------------
                                        (In Thousands)
Interest
 income:
 Loans
  receivable(1) $4,850  $706    $100   $5,656 $   687 $(1,222) $ (24)$  (559)
 Investment
  securities       135   (31)     (3)     102     554    (217)  (113)    224
 FHLB stock       (14)   (25)      1      (38)     82      8       4      94
 Interest-bearing
  deposits          6     70       1       77     172    (73)    (35)     64
                 -----   ----    ----    -----   -----  ------  ------  -----

  Total net
    change in
    income
    on interest-
    earning
    assets     4,977    720      99   5,797    1,495 (1,504)   (168)   (177)
               ------   ---      ---  -----    -----  -----    -----   -----
Interest-bearing
 liabilities:
  Passbook
   accounts     392     (91)   (24)    277      209   (376)    (46)   (213)
 Demand and
  NOW accounts (244)   (631)    30   (845)    1,061    527     168   1,756
 Certificate
  accounts    1,653   1,558    176  3,387     1,421    504      56   1,981
 FHLB advances  283     (74)   (20)   189       664 (1,024)   (376)   (736)
 Other
  borrowings   (219)   (187)   177   (230)       13    129      29     171
               ------ ------   ----  -----     ----   -----   ----    -----
   Total net change
    in expense on
    interest-
    bearing
    liabilities1,865    575   338  2,778     3,368   (240)   (169)  2,959
               ------  -----  ---  -----     -----   -----  -----  ------
Net change in
 net interest
 income       $3,112   $145$(239)$3,019   $(1,873)$(1,264) $   1  $(3,136)
              ======   ==== ===== =====   ======= ========  ===== ========
- ------------------
(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, nonaccrual loans were included in the weighted average balance outstanding.

Asset and Liability Management

     The principal financial objective of the Savings Bank's interest rate risk management function is to achieve long-term profitability while limiting its exposure to fluctuating interest rates. The Savings Bank has sought to reduce exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Savings Bank's assets by holding loans with interest rates subject to periodic adjustment to market conditions. In addition, the Savings Bank maintains an investment portfolio with laddered maturities in shorter-term securities. The Savings Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, limits the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Savings Bank promotes transaction accounts and certificates of deposit with terms up to five years.

     In order to encourage savings associations to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk ("IRR") component into the risk-based capital rules. Using data from the Savings

                                   48
PAGE

Bank's quarterly reports to the OTS, the Savings Bank receives a report from the OTS that measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement. Under OTS regulations, an institution whose "measured interest rate risk" is greater than 2.0% of the portfolio value of total assets will be subject to a deduction from total capital for purposes of calculating its risk-based capital.

     The following table is provided by the OTS and sets forth as of June 30, 1996 the estimated changes in NPV based on the indicated interest rate environments. No effect has been given to any steps that management of the Savings Bank may take to counter the effects of interest rate movements presented in the table.
                                                      Net Portfolio as % of
                              Net Portfolio Value          Portfolio Value
                                                             of Assets
Basis Point ("bp")
Change in Rates    $ Amount   $ Change(1)  % Change   NPV Ratio(2)  Change(3)
                              (Dollars in Thousands)

+400 bp            $61,386     (20,560)      (25)%       1.11%     (286) bp
+300 bp             68,743     (13,202)      (16)       12.21      (176) bp
+200 bp             75,142      (6,803)       (8)       13.12       (85) bp
+100 bp             79,764      (2,181)       (3)       15.73       (24) bp
   0                81,945          --        --        13.97        --
- -100 bp             82,045         100         0        13.90        (7) bp
- -200 bp             80,756      (1,189)       (1)       13.64       (33) bp
- -300 bp             80,167      (1,778)       (2)       13.48       (50) bp
- -400 bp             80,587      (1,359)       (2)       13.46       (51) bp
- --------------
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV based on prevailing interest rates at June 30, 1996 ("base case").
(2) Calculated as the estimated NPV divided by the portfolio value of total assets ("PV").
(3) Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates.


     The following table is provided by the OTS and is based on the calculations in the above table. It sets forth the IRR component deducted from risk-based capital in determining the level of risk-based capital. At June 30, 1996, the change in NPV as a percentage of portfolio value of total assets was negative 1.16%, which is less than negative 2.0%, indicating that the Savings Bank would not be required to deduct an IRR component from its risk-based capital.

                                   49
PAGE

                                 At           At           At
                               June 30,    March 31,   December 31,
                                 1996        1996         1995
                               ------------------------------------

RISK MEASURES:  200 BP RATE SHOCK:

Pre-Shock NPV Ratio:
 NPV as % of PV of Assets       13.97%        10.64%        9.79%
Exposure Measure:
 Post-Shock NPV Ratio           13.12          9.89         9.35
Sensitivity Measure:
 Change in NPV Ratio              (85)bp        (74)bp       (43)bp

CALCULATION OF CAPITAL COMPONENT:

Change in NPV as % of
 PV of Assets                   (1.16)%       (0.94)%     (0.34)%
Interest Rate Risk Capital
  Component ($000)                 --            --          --

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. It is also possible that, as a result of an interest rate increase, the increased mortgage payments required of ARM borrowers could result in an increase in delinquencies and defaults. Changes in market interest rates would also affect the volume and profitability of the Savings Bank's mortgage banking activities. Accordingly, the data presented in the tables above should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to represent the fair market value of the Savings Bank, nor does it represent amounts that would be available for distribution to stockholders in the event of the liquidation of the Savings Bank.

Liquidity and Capital Resources

     The Savings Bank's primary sources of funds are deposits, proceeds from sales of loans originated for sale, proceeds from principal and interest payments on loans, the maturity of and interest income on investment securities, and FHLB advances. While maturities and scheduled amortization of loans and investment securities are a predictable source of funds, deposit flows, mortgage prepayments and loan sales are greatly influenced by general interest rates, economic conditions and competition.

     The Savings Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Savings Bank generally maintains sufficient cash and overnight deposits to meet short-term liquidity needs. At June 30, 1996, cash (including overnight deposits) totalled $30.8 million, or 5.3% of total assets. In addition, the Savings Bank maintains a credit facility with the FHLB-San Francisco, which provides for immediately available advances. Advances under this credit facility totalled $8.6 million at June 30, 1996. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Savings Bank may continue to rely on FHLB borrowings for its liquidity needs.

     The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5.0% of the average daily balance of its net withdrawable deposits and
short-term borrowings.   In addition, short-term liquid assets currently must
constitute 1.0% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Savings Bank's actual short- term liquidity ratio at June 30, 1996

                                   50
PAGE
was 6.1%. The Savings Bank has in the past consistently maintained liquidity levels relatively close to and in excess of regulatory requirements and believes this is an appropriate strategy for proper asset and liability management.

     The primary investing activity of the Savings Bank is the origination of mortgage loans. During years ended June 30, 1994, 1995 and 1996, the Savings Bank originated loans in the amounts of $1.1 billion, $255.1 million and $515.0 million, respectively. At June 30, 1996, the Savings Bank had loan commitments totalling $19.9 million and undisbursed loans in process totalling $3.7 million. The Savings Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 1996 totalled $251.6 million. Historically, the Savings Bank has been able to retain a significant amount of its deposits as they mature. Management of the Savings Bank believes it has adequate resources to fund all loan commitments by deposits and FHLB advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments. Proposed federal legislation to recapitalize the SAIF would require savings associations like the Savings Bank to pay a one-time assessment to increase the SAIF's reserves to $1.25 per $100 of deposits. Such assessment is expected to be approximately 80 basis points on the amount of deposits held by a SAIF-member institution at March 31, 1995. Based on the Savings Bank's assessable deposits of $490.5 million at March 31, 1995, a one-time assessment of 80 basis points would equal approximately $3.9 million. The Savings Bank believes that it has adequate resources to pay such assessment from cash and other liquid investments, including short-term investment securities.

     The Savings Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of June 30, 1996, the Savings Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 10.4%, 10.4% and 16.5%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- Federal Regulation of Savings Associations -- Capital Requirements" in Item 1 of this Report.

Impact of New Accounting Pronouncements

     Disclosure of Certain Significant Risks and Uncertainties. In December 1994, the Accounting Standards Executive Committee issued SOP 94-6, "Disclosure of Certain Significant Risks and Uncertainties." This SOP applies to financial statements prepared in conformity with GAAP by all nongovernmental entities. The disclosure requirements in SOP 94-6 focus primarily on risks and uncertainties that could significantly effect the amounts reported in the financial statements in the near-term functioning of the reporting entity. The risks and uncertainties discussed in SOP 94-6 stem from the nature of the entity's operations, from the necessary use of estimates in the preparation of the entity's financial statements and from significant concentrations in certain aspects of the entity's operations.
SOP 94-6 is effective for financial statements issued for fiscal years ending after December 15, 1995 and is not expected to have any impact on the financial position or results of operations of the Corporation.

     Accounting for the Impairment of Long-Lived Assets. In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The statement does not apply to financial instruments, long-term customer relationships of a financial institution (core deposits), mortgage and other servicing rights and deferred tax assets. SFAS No. 121 requires the review of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances include, for example, a significant decrease in market value of an asset, a significant change in use of an asset, or an adverse change in a legal factor that could effect the value of an asset. If such an event occurs and it is determined that the carrying value of the asset may not be recoverable, an impairment loss should be recognized as measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value can be determined by a current transaction, quoted market prices or present value of estimated expected future cash flows discounted at the appropriate rate. The statement is effective for fiscal years beginning after

                                   51
PAGE

December 15, 1995. The Corporation does not anticipate that implementation of SFAS No. 121 will have a material impact on its results of operations or financial position.

     Accounting for Mortgage Servicing Rights. In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 eliminates distinctions between servicing rights that were purchased and those that were retained upon the sale of loans. The statement requires mortgage servicers to recognize as separate assets rights to service loans, no matter how the rights were acquired. Institutions who sell loans and retain the servicing rights will be required to allocate the total cost of the loans to servicing rights and loans based on their relative fair values if that value can be estimated. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. Further SFAS No. 122 requires that all capitalized mortgage servicing rights be periodically evaluated for impairment based upon the current fair value of these rights. Management believes that the implementation of this statement will not have a significant effect on the Corporation's financial condition or results of operations because the Savings Bank is currently selling the majority of loans on a servicing-released basis.

     Accounting for Stock-Based Compensation. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if this statement had been adopted. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management of the Corporation has not completed an analysis of the potential effects of this Statement on its financial condition or results of operations. Any effect this Statement will have on the Holding Company will not occur until following adoption of the Stock Option Plan and the MRP.

Effect of Inflation and Changing Prices

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP which generally requires the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Savings Bank's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. In the current interest rate environment, liquidity and maturity structure of the Savings Bank's assets and liabilities are critical to the maintenance of performance levels.

                                   52
PAGE

Item 8.  Financial Statements and Supplementary Data

                   Report of Independent Accountants

To the Board of Directors and Shareholders of Provident Financial Holdings,
Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and its subsidiary at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

/s/ Price Waterhouse LLP

Los Angeles, CA
August 5, 1996

                                   53
PAGE

Provident Financial Holdings, Inc. and Subsidiary

Consolidated Balance Sheet
(Dollars in Thousands)
                                                      June 30,
                                              1996                1995
Assets

Cash                                    $      7,031         $      6,233
Overnight deposits                            23,800                5,200
Investment securities held-to-maturity,
  approximates market (Note 2)                27,118               20,067
Loans receivable, net (Note 3)               452,945              471,543
Loans receivable available-for-sale,
  net (Note 4)                                49,612               34,489
Accrued interest receivable                    3,083                2,855
Real estate available-for-sale,
  net (Note 5)                                 5,779               11,204
Federal Home Loan Bank stock - at cost         4,590                4,360
Premises and equipment, net (Note 6)           7,058                7,536
Prepaid expenses and other assets              3,831                3,699
                                        ------------         ------------
     Total assets                       $    584,847         $    567,186
                                        ============         =============
Liabilities and Stockholders' Equity

Liabilities:
  Non-interest bearing deposits (Note 7)$      2,106        $      2,787
  Interest bearing deposits (Note 7)         477,268             483,798
  Borrowings (Note 8)                          8,578              35,063
  Accounts payable and other liabilities      10,925               8,215
                                             -------             -------
     Total liabilities                       498,877             529,863

  Commitments and contingencies (Note 13)

Stockholders' equity (Notes 10, 11 and 16):
  Preferred stock, $.01 par value;
     authorized 2,000,000 shares;
     none issued and outstanding
  Common stock, $.01 par value;
     authorized 15,000,000
     shares; issued and outstanding
     5,125,215 at June 30, 1996                  51
  Additional paid-in capital                 49,742
  Retained earnings - substantially
   restricted (Notes 10 and 16)              40,129            37,323
  Unearned ESOP shares (Note 11)             (3,952)
                                             -------          -------
     Total stockholders' equity              85,970            37,323
                                             -------          --------
     Total liabilities and
      stockholders' equity             $    584,847      $    567,186
                                       =============      ============
The accompanying notes are an integral part of these statements.

                                   54
PAGE

Provident Financial Holdings, Inc. and Subsidiary

Consolidated Statements of Operations
(Dollars in Thousands)
                                               Year Ended June 30,
                                     1996             1995             1994

Interest income:
  Loans (Note 3)              $     39,701     $     34,045    $      34,604
  Investment securities
   (Note 2)                          2,116            1,975            1,593
                                   --------         --------         -------
    Total interest income           41,817           36,020           36,197
                                   --------         --------         --------

Interest expense:
  Deposits (Note 7)                 24,007           21,189           17,665
  Borrowings                         1,262            1,302            1,867
                                   -------           ------           ------
    Total interest expense          25,269           22,491           19,532
                                   -------           -------          ------
    Net interest income             16,548           13,529           16,665

Provision for loan losses (Note 3)   2,261            4,787            2,033
                                    -------          ------            -----
Net interest income, after provision
  for loan losses                   14,287            8,742           14,632

Non-interest income
  Loan servicing and other fees      2,442            2,476            3,072
  Gain on sale of loans, net         4,753              701            1,246
  Gain on bulk sale of
   servicing rights                                                    2,052
  Life insurance proceeds            1,000
  Other                              1,256            1,308            1,141
                                     ------           -----            -----
    Total non-interest income        9,451            4,485            7,511
                                     ------           ------           ------

Non-interest expenses
  Salaries and employee benefits    11,444            9,671           13,537
  Premises and occupancy             1,939            2,336            2,180
  SAIF insurance premiums            1,293            1,105            1,084
  Telephone                            426              460              634
  Other                              4,397            3,782            6,323
                                     ------           ------           ------

    Total operating and
     administrative expenses        19,499           17,354           23,758

  Real estate operations, net (Note 5) 101            1,600              366
                                    ------          -------           ------
    Total non-interest expenses     19,600           18,954           24,124
                                    ------          -------           -------
Income (loss) before income taxes    4,138           (5,727)          (1,981)
Provision (benefit) for income
  taxes (Note 9)                     1,332           (1,735)            (648)
                                    ------           -------          -------
    Net income (loss)         $      2,806     $     (3,992)    $    (1,333)
                                    =======         ========          =======
The accompanying notes are an integral part of these statements.

                                   55
PAGE

Provident Financial Holdings, Inc. and Subsidiary

Consolidated Statement of  Stockholders' Equity
(Dollars in Thousands)

                                    Additional              Unearned
                        Common      Paid-in     Retained      ESOP
              Shares    Stock       Capital     Earnings     Shares    Total
Balance at
 June 30, 1993                                    $ 42,648            $42,648

Net loss for
  the year ended
  June 30, 1994                                     (1,333)           (1,333)
              -------  -----      -----------    ----------   ------  -------
Balance at June
 30, 1994                                           41,315             41,315

Net loss for the
  year ended
  June 30, 1995                                     (3,992)           (3,992)
             --------  -----     ------------    -----------  -----   -------
Balance at June
 30, 1995                                            37,323            37,323

Issuance of stock
  in a public
  offering
  (Note 16) 5,125,215  $    51    $   49,728                           49,779

Purchase of shares by ESOP
  (Note 11)                                                 $ (4,100)
(4,100)

Release of ESOP shares                    14                    148       162

Net income for year ended
  June 30, 1996                                       2,806             2,806
            ----------  -----   -------------   -------------  ------- ------
Balance at June
 30, 1996  5,125,215  $    51    $   49,742        $ 40,129 $(3,952)  $85,970
           =========  =======    ===========    ============ ======= ========
The accompanying notes are an integral part of these statements.

                                   56
PAGE

Provident Financial Holdings, Inc. and Subsidiary

Consolidated Statement of Cash Flows
(Dollars in Thousands)
                                                Year Ended June 30,
                                         1996            1995           1994

Cash flows from operating activities:
  Net income (loss)             $      2,806    $     (3,992)   $     (1,333)
    Adjustments to reconcile
    net income (loss) to net
    cash provided by operating
    activities:
      Depreciation and
       amortization                    1,058           1,387           1,692
      Amortization of loan fees         (112)            (90)           (478)
      Provision for loan losses        2,261           4,787           2,033
      Provision for losses on
       real estate                       239           1,665             525
      Gain on sale of loans           (4,753)           (701)         (1,246)
      Increase (decrease) in accounts
        payable and other liabilities  2,710          (2,866)         (6,546)
      (Increase) decrease in prepaid
        expenses and other assets       (592)          1,054          (2,831)
      Loans originated for sale     (469,167)       (161,480)     (1,023,377)
      Proceeds from sale of loans    458,797         210,741       1,045,983
      Other                          (1,000)            (961)            163
                                     --------        --------       ---------
        Net cash (used for) provided
        by operating activities      (7,753)          49,544          14,585
                                    ----------        --------      ---------
Cash flows from financing activities:
  Net (decrease) increase in NOW,
   passbook and money market
   deposits                          (7,064)          (34,786)        46,998
  Net (decrease) increase in
   term deposits                      (147)           49,584        (29,329)
  Repayment of Federal Home
   Loan Bank Advances              (37,000)         (153,500)      (338,000)
  Proceeds from Federal
   Home Loan Bank Advances          12,500           135,500        313,031
  Proceeds from issuance of
   capital stock                    45,841
  Net (decrease) increase in
   securities sold under
   agreements to repurchase         (1,985)          (3,090)         5,075
                                   --------          ------         ------
      Net cash provided by
      (used for) financing
      activities                    12,145           (6,292)       (2,225)
                                   --------          --------      --------
The accompanying notes are an integral part of these statements.

                                   57
PAGE

Provident Financial Holdings, Inc. and Subsidiary

Consolidated Statement of Cash Flows
(Dollars in Thousands)
                                             Year Ended June 30,
                                     1996            1995             1994

Cash flows from investing
 activities:
  Net decrease (increase) in
   loans receivable                  13,047         (67,400)        (22,036)
  Maturity of investment
   securities held-to-maturity      207,104          334,046
 Purchases of investment securities
   held-to-maturity                (214,155)        (330,267)      (23,121)
  Redemption (purchases) of
   Federal Home
    Loan Bank stock                                    1,000         (751)
  Proceeds from disposal of
   real estate                       8,619             8,245        5,280
  (Purchases) of premises and equipment,
    net of proceeds from sales        (609)             (352)      (1,757)
  Other                              1,000                           (118)
                                   -------          --------     ---------
    Net cash provided by (used for)
    investing activities            15,006           (54,728)     (42,503)
                                   --------         ---------   -----------
    Net increase (decrease) in cash
      and cash equivalents          19,398           (11,476)     (30,143)

Cash and cash equivalents at
 beginning of period                11,433            22,909       53,052
                                  ---------         --------       ------
Cash and cash equivalents at
 end of period                $     30,831      $     11,433  $    22,909
                                   ========           ======       =======
Supplemental information:

  Cash paid for interest      $     25,302     $     22,607    $   19,417
                                    =======          ======       =======
  Cash paid (received)
   for income taxes           $        704     $     (3,014)   $    1,840
                                   =========         ======       =======
  Real estate acquired in
   settlement of loans        $      3,433     $     11,546    $    4,973
                                   =========        =======         ======
The accompanying notes are an integral part of these statements.

                                   58
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies (Dollars in Thousands)

     As more fully described in note 16, pursuant to a plan of conversion, Provident Savings Bank, FSB (the Bank) converted from a Federally chartered mutual savings bank to a Federally chartered stock savings bank effective June 27, 1996. Provident Financial Holdings, Inc. (the Holding Company), a Delaware corporation organized by the Bank, acquired all of the capital stock of the Bank issued in the conversion; the transaction was recorded on a book value basis. Any references to financial information for periods prior to June 30, 1996 refer to the Bank prior to conversion.

     The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies of Provident Financial Holdings, Inc. and subsidiary.

     Principles of consolidation

     The consolidated financial statements include the accounts of Provident Financial Holdings Inc., and its wholly- owned subsidiary, Provident Savings Bank, FSB (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

     The Company operates primarily in one business segment -attracting customer deposits to originate loans secured primarily by mortgages on residential real estate. The segment includes ancillary activities related to real estate lending such as mortgage banking and real estate development. Customer deposits are collected substantially from Riverside and San Bernardino Counties out of nine branch locations with lending operations in California and Nevada using nine lending offices.

     The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investment securities

     Upon acquisition, securities are classified as held-to-maturity, trading, or available-for-sale based on the Company's intent with respect to holding the security. Through June 30, 1996, management has classified all investments as held-to-maturity. Accordingly, investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts over the terms of the securities using the interest method. The Company has both the intent and ability to hold investment securities to maturity.

     Loans receivable

     The Company's real estate loan portfolio consists primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land. The adjustable-rate mortgage (ARM) is the Company's primary loan investment.

     Fees are charged for originating loans at the time the loan is granted. Loan origination fees are deferred, partially offset by certain direct origination expenses, and amortized to interest income on loans over the contractual life of the loan using the interest method. Amortization is discontinued for nonperforming loans and loans held-for-sale and is realized upon the ultimate disposition of the assets.

     Interest receivable represents, for the most part, the current month's interest which will be included as a part of the borrower's next monthly loan payment. Interest receivable is accrued only if deemed collectible. Loans generally are deemed to be in non-accrual status when they become 90 days past due. When a loan is placed on non-accrual status, interest accrued but not received is reversed against income.

                                   59
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

     Mortgage banking activities

     Loans are originated for both investment and sale in the secondary market. Since the Company is primarily an adjustable-rate mortgage lender for its own portfolio, most fixed rate products are originated for sale to others. Loans available-for-sale are carried at lower of cost or fair value. Fair value is generally determined by outstanding commitments from investors or current investor yield requirements as calculated on the aggregate loan basis.

     The Company sells mortgage loans which are originated in order to limit interest rate risk and to provide additional funds for investment by the Company. Loans are sold without recourse other than short term covenants which are standard in the industry. For some loans sold, the Company may retain the servicing rights in order to generate servicing income. Where the Company continues to service loans after sale, investors are paid their share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loan's contractual interest rate.

     Gains or losses on sales of loans, including fees received or paid, are recognized at the time of sale and are determined by the difference between the net sales proceeds and the book value of the loans sold. When loans are sold with servicing retained, an adjustment, if necessary, is made to increase or decrease the difference in order to provide for a normal servicing spread.

     Bulk sales of servicing rights are recognized when title and all risks and rewards of ownership of the underlying loans have been irrevocably transferred to the buyer and all significant contingencies have been resolved.

     The Financial Accounting Standards Board has issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This Statement will require the Company to recognize mortgage servicing rights as separate assets from the underlying mortgage loans at the time such loans are sold and servicing is retained. The Company will be required to allocate a cost basis to the mortgage servicing rights asset and to the loan (without the mortgage servicing rights) based on their relative fair values. The Company intends to implement this Statement for the year ending June 30, 1997; retroactive application is prohibited. Management believes this Statement will not have a significant effect on the Company's results of operations or financial position.

     Allowance for loan losses

     It is the policy of the Company to provide for estimated losses on real estate loans when any significant and permanent decline in the value of the underlying collateral occurs. Periodic reviews are made in an attempt to identify potential problems at an early date. Individual loans are periodically reviewed and are classified according to their inherent risk. The internal asset classification system used by the Company is the primary basis by which the Company evaluates the possible loss exposure. Management's determination of the adequacy of the allowance for losses is based on an evaluation of the portfolio, past experience, prevailing market conditions, and other relevant factors. The determination of the allowance for loan losses is based on estimates that are particularly susceptible to changes in the economic environment and market conditions. The allowance is increased by the provision for losses charged against income and reduced by charge-offs, net of recoveries.

     Impaired loans

     The Company assesses loans individually and identifies impairment when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing. Factors considered in determining impairment include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions. The Company measures each impaired loan based on the fair value of its collateral and charges off those loans or portions of loans deemed uncollectible.

                                   60
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Real estate available-for-sale

     All foreclosed real estate and investment real estate is available-for-sale. Real estate acquired through foreclosure is initially recorded at the lesser of the loan balance at the time of foreclosure or the fair value of the real estate acquired less estimated selling costs. All real estate is carried at the lower of cost or fair value less estimated selling costs. Real estate loss provisions are recorded when the carrying value of the property exceeds the fair value. Costs relating to improvement of property are capitalized. Other costs are expensed as incurred.

     Federal regulations require that investments in subsidiaries conducting real estate investments and joint venture activities be phased out by 1996 or, that institutions conducting such activities maintain sufficient capital over the minimum regulatory requirements. The Company maintains capital in excess of the minimum requirements.

     The Company had real estate acquisition and development activities through joint ventures. No new joint ventures were formed after fiscal year 1989 and the Company's interest in its final joint venture was liquidated July 3, 1995. The Company provided funding to these joint ventures through capital contributions and participated in the profit or loss from the sale of the property. Investments in joint ventures were accounted for on the equity method, with adjustments, if necessary to reflect net realizable value.

     Premises and equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on a straight-line basis over the estimated useful lives as follows:

         Buildings                           10-40 years
         Furniture and fixtures               3-10 years
         Automobiles                          3 years

     Leasehold improvements are amortized over the shorter of the respective lease terms or the lives of the improvements. Maintenance and repair costs are charged to operations as incurred.

     Excess of cost over net assets acquired

     Beginning in fiscal year 1990, the Bank amortized its excess of cost over net assets acquired on a straight-line basis over 5 years, requiring an approximate annual charge of $469,000. The balance was fully amortized of June 30, 1995.

     Income taxes

     Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. Taxes on income are determined by using the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. A valuation allowance is provided against deferred tax assets when realization is not considered "more likely than not."

     Risks and uncertainties

     In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may impact, favorably or unfavorably, the realizability of those assets and liabilities held by the Company.

                                   61
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

     The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgements based on information available to them at the time of their examination.

     Statement of cash flows

     Cash equivalents include overnight deposits and securities purchased under agreements to resell.

     Reclassifications

     Certain reclassifications of prior year financial data have been made to conform to the current reporting practices of the Company.

     Earnings per share

     Presentation of earnings per share is not considered meaningful due to the closing of the Company's initial public offering on June 27, 1996.

     Employee Stock Ownership Plan

     The Company recognizes compensation expense for shares committed to be released to directly compensates employees in an amount equal to the fair value of the shares so committed. Fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock would result in an offsetting adjustment to additional paid-in capital. Therefore, total capital would not be affected.

2.   Investment Securities Held-To-Maturity (Dollars in Thousands):

     The book value and estimated market value of investment securities held-to-maturity as of June 30, 1996 were as follows:

                                    June 30, 1996
                               Gross          Gross     Estimated
                 Book       Unrealized     Unrealized     Market
                 Value         Gains        (Losses)       Value

U.S. Treasury
 securities and
 obligations of
 other U.S.
 government
 agencies and
 corporations   $  26,973    $     27    $     (30)   $    26,970
  Other               145           2           (5)           142
                   -------     ------     --------       --------
                $  27,118    $     29    $     (35)   $    27,112
                   =======    ========    =========       ========
                                   62
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

     The book value and estimated market value of investment securities held-to-maturity as of June 30, 1995 were as follows:

                                    June 30, 1996
                               Gross          Gross     Estimated
                 Book       Unrealized     Unrealized     Market
                 Value         Gains        (Losses)       Value


U.S. Treasury
 securities and
 obligations of
 other U.S.
 government
 agencies
 and
 corporations  $ 18,910    $      23    $      (20)   $    18,913

Securities
 purchased
 under
 agreements
 to resell          990                        (12)          978

     Other          167           23            (2)          188
                 -------      ------       -------     ---------
            $    20,067    $      46    $      (34)  $    20,079
                ========     ========     ========     ==========
     Securities purchased under agreements to resell at June 30, 1995, were secured by mortgage-backed securities pledged by dealers whose market values exceeded the Company's investment in these agreements. These agreements matured within ninety days of the end of the period.

     The maturities of investment securities were as follows:

                        June 30, 1996                 June 30, 1995
                    Carrying       Market        Carrying        Market
                     Amount         Value         Amount          Value

Due in one year   $    24,973    $    24,985    $    14,900    $    14,892
Due after one
 through five years     2,145          2,127          5,167          5,187
                      --------     ---------       --------      ---------
                  $    27,118    $    27,112    $    20,067    $    20,079
                       =======       =======         ======         ======
                                   63
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

3.   Loans Receivable (Dollars in Thousands):

     Loans receivable consisted of the following:

                                                June 30,
                                         1996            1995

Residential real
 estate - single family             $    327,490    $    345,034
Residential real estate
  - multi-family                          54,427          53,531
     Commercial real estate               54,813          61,518
     Real estate construction             10,222           5,938
     Consumer                             15,497          15,830
     Other                                   332             137
                                         --------       --------
                                         462,781         481,988
     Less:
         Undisbursed loan funds            3,694           4,121
         Deferred loan fees                  513           1,034
         Unearned discounts on
          loans purchased                    177             205
         Allowance for loan losses         5,452           5,085
                                       ---------         -------
                                    $    452,945    $    471,543
                                        =========        ========
     Fixed rate loans comprised 13% and 11%, respectively, of the loan portfolio at June 30, 1996 and 1995.

     The following summarizes the components of the net change in the allowance for loan losses:

                                      Year Ended June 30,
                              1996            1995             1994

Balance, beginning
 of period            $      5,085    $      3,332    $        3,286
Provision for losses         2,261           4,787             2,033
Recoveries                     589             459               119
(Charge-offs)               (2,483)         (3,493)           (2,106)
                            -------        -------            ------
Balance, end of period $     5,452    $      5,085    $        3,332
                            =======        =======            ======
     The following summarizes information regarding non-accrual and restructured loans:

                                             June 30,
                                     1996            1995

Non-accrual loans             $      4,417    $      2,558
                                   =======       =========
Restructured loans            $      6,652    $      3,272
                                   ========      =========
                                   64
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

     The following summarizes information regarding the reduction of interest income on non-accrual loans:

                                                  Year Ended June 30,
                                       1996            1995             1994

Income in accordance with
 original terms                       $ 720            $ 631           $ 546
Income recognized                       352              154              92
                                       ----             -----           ----
Foregone interest income
 during year                          $ 367            $ 477           $ 454
                                      =====            ======           =====
     At June 30, 1996 and 1995, there were no commitments to lend additional funds to those borrowers whose loans were classified as restructured or non-accrual.

     At June 30, 1996, the recorded investment in loans which have been identified by the Bank as impaired loans was $12,757 for which no allowance for loan losses has been provided. During the year ended June 30, 1996, the average recorded value of impaired loans was $11,092, $1,074 of interest income was recognized, and $1,473 of interest income would have been recognized under original terms.

     In the ordinary course of business, the Bank makes loans to its directors, officers and employees at substantially the same terms prevailing at the time of origination for comparable transactions with borrowers. The following is a summary of related party loan activity:

                                        Year ended June 30,
                               1996            1995             1994

Balance, beginning
 of period             $      2,315    $      2,719    $        2,000
Originations                    471               4               962
Payments                        (90)            (29)              (99)
Terminations                   (234)           (379)             (144)
                              ------        --------          -------
Balance, end of period $      2,462    $      2,315    $        2,719
                              ======         =======           =======
4.   Mortgage Banking (Dollars in Thousands)

     The following summarizes the unpaid principal balance of loans serviced by the Company:

                                         Year ended June 30,
                             1996            1995             1994

Loans serviced for
 Federal Home
 Loan Mortgage
 Corporation         $    221,019    $    238,187    $      252,259
Loans serviced
 for Federal National
 Mortgage Association     305,446         338,86            362,923
Loans serviced for
 other investors           74,632         80,403             88,464
                         ---------      --------            -------
                     $    601,097    $   657,451      $     703,646
                         =========      ========            ========
                                   65
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

     Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Company held borrowers' escrow balances related to loans serviced for others of $877 and $1,119 as of June 30, 1996 and 1995, respectively. These escrow balances are included in deposits in the accompanying consolidated balance sheet.

     The composition of loans sold was as follows:
                                       Year ended June 30,
                               1996            1995             1994

Loans sold
   Servicing - released   $    437,917    $    198,463    $      558,726
   Servicing - retained         16,127          11,577           486,011
                               -------         -------        ----------
                          $    454,044    $    210,040    $    1,044,737
                               =======         =======         =========
     Included in gain on sale of loans for the years ended June 30, 1996 and 1995 were hedging gains relating to put options of $495 and $0, respectively.

     Loans receivable available-for-sale consisted of the following:

                                              June 30,
                                       1996            1995

Adjustable rate                 $      7,891    $      3,291
Fixed rate                            41,721          31,209
                                      -------        -------
                                      49,612          34,500

Less: Valuation allowance                                (11)
                                     --------        --------
                                $     49,612    $     34,489
                                     ========        ========
                                   66
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

5.   Real Estate Available-for-Sale (Dollars in Thousands)

     Real estate consisted of the following:
                                              June 30,
                                        1996            1995

Foreclosed real estate           $      3,003    $      7,661
Investment real estate                  3,531           3,560

Investments in joint ventures                           1,325
                                        -----          ------
                                        6,534          12,546
                                        ------         ------
Allowance for estimated losses:
  Foreclosed real estate                 (292)           (877)
  Investment real estate                 (463)           (465)
                                      -------         -------
                                         (755)         (1,342)
                                      -------        --------
                                 $      5,779    $     11,204
                                      ========        =======
     The following summarizes the components of the net change in the allowance for losses on real estate:

                                           Year ended June 30,
                                   1996            1995             1994

Balance, beginning of period $      1,342    $      1,384    $        2,980
Provisions for losses                 239           1,665               525
Charge-offs                          (826)         (1,707)           (2,121)
                                   -------         ------           -------
Balance, end of period       $        755    $      1,342    $        1,384
                                   =======         ======             ======
     The following summarizes the components of the Company's real estate operations:

                                           Year ended June 30,
                                   1996            1995             1994

Provision for losses:
  Foreclosed real estate   $       (239)   $       (983)   $         (405)
  Investments in joint
   ventures                                        (682)             (120)
  Net operating income
   (losses) and holding costs       138              65               159
                                  -----           ------            -----
                           $       (101)   $     (1,600)   $         (366)
                                 =======         =======           ======
                                   67
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

6.   Premises and Equipment (Dollars in Thousands)

     Premises and equipment consisted of the following:

                                              June 30,
                                      1996              1995

Land                            $      2,564    $      2,564
Buildings                              6,632           6,571
Leasehold improvements                   464             461
Furniture and equipment                7,364           6,913
Automobiles                              173             178
                                      -------         ------
                                      17,197          16,687

Less accumulated depreciation
  and amortization                   (10,139)         (9,151)
                                     ---------       --------
                                $      7,058    $      7,536
                                     ========        ========

7.   Deposits (Dollars in Thousands)


                        June 30, 1996                 June 30, 1995
                  Interest Rate                Amount Rate       Amount

Checking deposits     0%-1.00%   $    22,344     0%-1.00%    $    22,316
Passbook deposits  2.08%-2.92%        52,852  2.08%-3.92%         50,850
Money market
  deposits         1.00%-4.64%        83,097  1.20%-5.17%         92,191
Term deposits
 Under $100,000    2.66%-8.00%        265,853 2.71%-8.00%        268,174
 $100,000 and
  over             4.45%-8.00%         55,228 2.71%-8.00%         53,054
                                    ---------                 ----------
                                  $   479,374                $   486,585
                                    =========                   ========
Weighted average interest
 rate on deposits                       4.65%                       4.90%
                                        ====                         ===
                                   68
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

     The aggregate annual maturities of term accounts are as follows:

                                                June 30,
                                         1996             1995

Within one year                  $    251,589    $    243,631
One to two years                       44,995          37,652
Two to three years                     10,774          22,970
Three to four years                     8,864           9,054
Four to five years                      4,741           7,819
Thereafter                                117             103
                                      -------        --------
                                 $    321,080    $    321,229
                                     ========        ========
     Interest expense is summarized as follows:

                                          Year ended June 30,
                                  1996            1995             1994


Checking                  $        203    $        189    $          203
Term deposits                   18,027          14,641            12,660
Money market deposits            4,034           4,893             3,123
Passbook deposits                1,743           1,466             1,679
                               -------         -------          --------
                          $     24,007    $     21,189    $       17,665
                                =======        =======           =======
     The Company is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserve is calculated based on deposit levels and amounted to $816 and $291 at June 30, 1996 and 1995, respectively.

8.   Borrowings (Dollars in Thousands)

     Borrowings consisted of the following:

                                                 June 30,
                                           1996            1995

Advances from Federal Home Loan Bank  $      8,578    $     33,078
Securities sold under agreements
 to repurchase                                               1,985
                                            -------      ---------
                                      $      8,578    $     35,063
                                            ======          =======
     Advances from the Federal Home Loan Bank were collateralized by pledges of certain real estate loans with an aggregate principal balance at June 30, 1996 and 1995 of $193,306 and $279,192, respectively. The Bank's overall borrowing capacity which is limited to 30% of total assets, as reported on the Bank's quarterly thrift financial reports, is approximately $169,865, and $170,946 at June 30, 1996 and 1995, respectively.

     As a member of the FHLB system, the Bank is required to maintain a minimum investment in FHLB stock. The investment exceeds the required level by $408 and $49 at June 30, 1996 and 1995, respectively. Any excess may be redeemed by the Bank or called by FHLB at par.

                                   69
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

     The aggregate annual maturities of advances are as follows:

                                               June 30,
                                        1996            1995

Within one year                  $      1,750   $     32,000
One to two years                        6,500            750
Two to three years
Over three years                          328            328
                                     --------     ----------
                                 $      8,578   $     33,078
                                     =========     =========
Weighted average interest rate           6.10%          6.37%
                                         =====          ====
     Occasionally, the Company enters into reverse repurchase agreements, usually for thirty days or less, secured by its investments. At June 30, 1995, the Company had an outstanding reverse repurchase agreement of $1,985 secured by securities under the Company's control with a carrying value of $1,995 and with a market value of $1,997. The weighted average interest rate of reverse repurchase agreements at June 30, 1995 was 6.15%. There were no reverse repurchase agreements outstanding as of June 30, 1996.

9.   Income Taxes (Dollars in Thousands)

     The provision for income taxes consisted of the following:

                                       Year ended June 30,
                              1996            1995             1994

Current:
  Federal             $      1,244    $       (952)   $         (880)
  State                        111               3               271
                             -----            -----             -----
                             1,355            (949)             (609)
                             ------           -----             ------
Deferred:
  Federal                      (95)         (1,050)              430
  State                         72             264              (469)
                               ----          -----              -----
                               (23)           (786)              (39)
                               ----          -----              -----
Provision (benefit)
 for income taxes      $     1,332    $     (1,735)   $         (648)
                            ======          ======           =======
                                   70
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                         Year ended June 30,
                                 1996            1995             1994

Statutory U.S. federal
 income tax rate                  34.0%          (34.0%)           (34.0%)
State taxes net of
 Federal income tax effect         2.9%            3.1%             (6.6%)
Nondeductible goodwill
 amortization                                      1.9%             10.7%
Life insurance proceeds          (10.7%)
        Other                      6.0%           (1.3%)            (2.8%)
                                 -------          ------           -------
        Effective income
         tax rate                  32.2%          (30.3%)           (32.7%)
                                   ======         =======           ======
     Deferred tax liabilities (assets) by jurisdiction were as follows:

                                              June 30,
                                    1996                1995

Deferred taxes - federal      $       (872)   $       (777)
Deferred taxes - state                (387)           (459)
                                    -------        -------
                              $     (1,259)   $     (1,236)
                                    ========       ========
     Deferred tax liabilities (assets) were comprised of the following:

                                               June 30,
                                    1996               1995

State taxes                 $         93    $        189
Depreciation                         614             611
Federal Home Loan
 Bank dividends                    1,254           1,148
                                   ------          -----
Market value adjustments                              67

 Total deferred tax liabilities    1,961           2,015
                                  -------         -------
Market value adjustments            (284)
Loss reserves                     (2,552)         (2,509)
Deferred compensation               (640)           (547)
Investment in real estate           (142)           (146)
Other                                (64)           (151)
NOL carryforward                                    (379)
                                   ------         -------
  Total deferred tax assets       (3,682)         (3,732)
                                   -------        --------
  Deferred tax asset
   valuation allowance               462             481
                                  ------           -----
  Net deferred tax assets   $     (1,259)   $     (1,236)
                                  ========        =======
                                   71
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

     For the years ended June 30, 1996, 1995, and 1994 the Company used its loss experience to calculate its bad debt deduction used in determining federal income taxes payable. As a result of recently enacted legislation, the Company's future bad debt deductions will be based only on charge-offs claimed during the year.

10.  Capital (Dollars in Thousands)

     Retained earnings at June 30, 1996 and 1995 included approximately $9,019 for which federal income tax of approximately $3,066 had not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Company were to convert its charter.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets,liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

     Various adjustments are required to be made to retained earnings and total assets for computing these capital ratios, depending on an institution's capital and asset structure. The adjustment presently applicable to the Bank is for equity investments in real estate. In addition, in calculating risk-based capital, general loss allowances are includable as capital on a limited basis.

     The Bank's actual capital amounts and ratios as of June 30, 1996 are as follows:

                                                         To Be Well
                                                     Capitalized Under
                                                      Prompt Corrective
                               Actual                 Action Provisions
                        Amount         Ratio        Amount        Ratio

Risk Based Capital  $    63,487         16.49%    $    38,490      10.0%
Core Capital             58,668         10.41%         16,914       3.0%
Tangible Capital         58,668         10.41%          8,457       1.5%

                                   72
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

11.  Benefit Plans (Dollars in Thousands)

     The Company has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements. Under the plan, employees may contribute up to 10% of their pre-tax compensation. The Company makes matching contributions up to 3% of participants' pre-tax compensation. Participants vest immediately in their own contributions with 100% vesting in the Company's contributions occurring after 6 years of credited service. The Company's expense for these plans was approximately $550, $249, and $425 for the years ended June 30, 1996, 1995 and 1994, respectively.

     The Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective July 1, 1995. SFAS 106 requires measurement of the obligations of an employer to provide future postretirement benefits and the accrual of costs during the years that the employee provides services. Postretirement health care and life insurance benefits expense is based on the actuarial computation of current and future benefits to earnings for employees and retirees. The Company sponsors postretirement health care and life insurance benefits to certain retired officers and directors. Prior to fiscal 1996, the Company expensed the net cost of providing such benefits to retired employees on a pay-as-you-go basis. Adoption of SFAS 106 did not have a material effect on the Company's financial position or operating results.

     The Company has severance agreements with certain of its officers which are renewable on an annual basis at the Company's option and a multi-year employment contract with one executive officer. The Company has an unfunded obligation of approximately $1,762 and $1,687 at June 30, 1996 and 1995, respectively, to pay certain benefits upon retirement. Actuarially determined retirement costs are being accrued and expensed annually.

     Employee Stock Ownership Plan (ESOP)

     As part of the conversion, an ESOP was established for all employees who are age 21 or older and have completed one year of service with the Company during which they have served a minimum of 1,000 hours. The ESOP borrowed $4,100 from the Company to purchase 410,017 shares of the common stock issued in the conversion. The loan will be repaid principally from the Company's contributions to the ESOP over a period of 10 years. At June 30, 1996, the outstanding balance on the loan was $3,952. Shares purchased with the loan proceeds are held in an unearned ESOP shares account and released on a pro rata basis as the loan is repaid. Contributions to the ESOP and shares released from the unearned ESOP shares account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after six years of credited service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Company. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The expense related to the ESOP totaled $162 for the fiscal year ended June 30, 1996. At June 30, 1996, the unearned ESOP shares account of $3,952 is reported as a reduction of stockholders' equity.

     The table below reflects ESOP activity for the period indicated:
                                         Year Ended June 30,
                                                1996

Unallocated shares at beginning of period
Purchased shares                                     410,017
Allocated                                             14,783
                                                     -------
Unallocated shares at end of period                  395,234
                                                     =======
     The fair value of unallocated ESOP shares totaled $4,335 at June 30,
1996.
                                   73
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

12.  Incentive Plans

     Management Recognition Plan and Trust (MRP)
     The Company intends to seek approval of the MRP at a meeting of stockholders as a method of providing officers, employees and nonemployee directors of the Company with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company. The Company plans to contribute funds to the MRP to enable the trust to acquire, in the aggregate, 4% of the shares of common stock in the conversion. Such shares would be acquired either through open market purchases or from authorized but unissued shares of common stock. Under the MRP, awards would be granted in the form of shares of common stock held by the MRP. These shares represent deferred compensation and would be accounted for as a reduction of stockholders' equity.

     Stock Option Plan

     The Company also intends to seek stockholder approval of the 1996 Stock Option Plan (the Stock Option Plan) which will reserve a number of shares equal to 10% of the number of shares issued in the conversion. The Stock Option Plan provides for the grant of options at an exercise price equal to the fair market value on the date of grant. The Stock Option Plan is intended to promote stock ownership by directors and selected officers and employees of the Company to increase their proprietary interest in the Company as an incentive to contribute to the success of the Company and to reward officers and key employees for outstanding performance.

13.  Commitments and Contingencies (Dollars in Thousands)

     The Company is involved in various legal matters associated with its normal operations. In the opinion of management, these matters will be resolved without material effect on the Company's financial position.

     The Company conducts a portion of its operations in leased facilities under noncancellable agreements classified as operating leases. In addition, the Company leases data processing equipment under operating leases expiring during the next five years. The following is a schedule of minimum rental payments under such operating leases which expire at various dates:

                                                   June 30,
                                                      1996

Fiscal Year
   1997                                     $        447
   1998                                              331
   1999                                              225
   2000                                              125
   2001                                               72
   Thereafter                                        252
                                                   -----
Total minimum payments required             $      1,452
                                                   =====
     Lease expense under operating leases approximated $390, $892 and $663 for the years ended June 30, 1996, 1995 and 1994, respectively.

                                   74
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

14.  Financial Instruments With Off-Balance Sheet Risk (Dollars in Thousands)

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward commitments to sell loans to third parties. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheet. The Company's exposure to credit loss, in the event of nonperformance by the other party to these financial instruments is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as all conditions have been met in the contract. These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee. Since some of these commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. At June 30, 1996 and 1995, interest rates on commitments to lend ranged from 5.75% to 9.50% and 6.50% to 10.875%, respectively.

     In an effort to minimize its exposure to interest rate fluctuations on fixed rate loans originated for sale, the Company enters into forward agreements to sell certain dollar amounts of fixed rate loans to third parties. These agreements specify the minimum maturity of the loans, yield to purchaser and servicing spread to the Company (if servicing is retained), and the maximum principal amount of individual loans. The Company typically satisfies these forward sale agreements with its current production; at June 30, 1996 and 1995 the aggregate amount of loans available for sale and of commitments to originate exceeded the Company's forward sales commitments to sell loans. At June 30, 1996 and 1995, interest rates on commitments to sell loans ranged from 5.875% to 12.00% and 6.00% to 9.75%, respectively.

     The Company is exposed to interest rate risk on fixed rate commitments to originate loans for sale to the extent forward sale agreements have not been entered into. To minimize this risk, the Company purchases over the counter put options with option periods that generally coincide with the terms of the commitments to originate loans. The contract or notional amount of these instruments reflect the extent of involvement the Company has in this particular class of financial instruments. The Bank's exposure to loss on these financial instruments is limited to the premiums paid. Premiums paid and deferred gains on put options are recorded as an adjustment to the carrying value of loans available for sale and recognized in earnings when the loan is sold. At June 30, 1996 and 1995, the notional principal amount of options outstanding were $3,500 and $0, respectively. The market value of open positions at June 30, 1996 is immaterial.

     In addition to construction loans in process, the Company had the following outstanding commitments:

                                                   June 30,
                                          1996                 1995

Commitments to originate mortgage loans:
  Fixed rate                        $     17,523    $     18,947
  Adjustable rate                          2,351           2,629
  Unused lines of credit                   6,344           5,783
  Commitments to sell loans               31,763          32,061
                                         -------        --------
                                    $     57,981    $     59,420
                                         =======        =========
                                   75
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

15.  Fair Values of Financial Instruments (Dollars in Thousands)

     The reported fair values of financial instruments are based on various factors. In some cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows, assumed discount rates and other factors reflecting varying degrees of risk. The estimates are subjective in nature and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the reported fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future. The following methods and assumptions were used to estimate the fair value of each class of significant financial instruments:

     Cash and due from banks, federal funds sold, interest bearing deposits with banks: The carrying amount of these financial assets approximates the fair value.

     Investment securities: The fair value of investment securities is based on quoted market prices or dealer quotes.

     Loans available-for-sale: Fair values for loans are based on quoted market prices. Forward commitments to sell loans have been considered in the determination of the estimated fair value of loans available-for-sale.

     Loans: For loans that reprice frequently at market rates, the carrying amount approximates the fair value. For fixed-rate loans, the fair value is determined by either (i) discounting the estimated future cash flows of such loans, using a current interest rate at which such loans would be made to borrowers over estimated remaining contractual maturities, or (ii) quoted market prices. The allowance for loan losses is subtracted as an estimate of the underlying credit risk.

     Accrued interest receivable: The carrying value for accrued interest receivable approximates fair value because of the short-term nature of the financial instruments.

     Federal Home Loan Bank stock: The carrying amount reported for FHLB stock approximates fair value. If redeemed, the Company will receive an amount equal to the par value of the stock.

     Deposits: The fair value of demand and savings deposits is the amount payable on demand at the reporting date. The carrying amount for variable-rate, fixed-term time deposit accounts approximates fair value. The fair value of fixed-rate time deposits is estimated using a discounted cash flow calculation. The discount rate on such deposits is based upon rates currently offered for deposits of similar remaining maturities.

     Borrowings: The fair value of borrowings has been estimated using a discounted cash flow calculation. The discount rate on such borrowings is based upon rates currently offered for borrowings of similar remaining maturities. The fair value of securities sold under agreements to repurchase is the carrying amount at the reporting date since these agreements were repaid within one month of the reporting date.

     Commitments: Commitments to extend credit at June 30, 1996 are offered at substantially the same rates and terms of commitments offered on June 30, 1996 to parties of similar credit worthiness. Therefore, it is presumed that no significant difference exists between the carrying and fair value. See
Note 14.

                                   76
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

     The carrying amount and fair values of the Company's financial instruments were as follows:
                            June 30, 1996                 June 30, 1995
                       Carrying       Market        Carrying        Market
                        Amount         Value         Amount          Value

Financial assets:
Cash             $    30,831    $    30,831    $    11,433    $    11,433
Investment
 securities           27,118         27,112         20,067         20,079
Loans receivable
 available-for-sale   49,612         49,990         34,489         34,881
Loans receivable     452,945        455,307        471,543        472,401
Accrued interest
 receivable            3,083          3,083          2,855          2,855
FHLB stock             4,590          4,590          4,360          4,360

Financial Liabilities:
Deposits             479,374        479,729         86,585        487,580
Borrowings             8,578          8,551         35,063         35,095


16.  Conversion (Dollars in Thousands)

     Provident Financial Holdings, Inc. was incorporated under Delaware law in January 1996 for the purpose of acquiring and holding all of the outstanding capital stock of Provident Savings Bank, FSB as part of the Bank's conversion from a Federally chartered mutual savings bank to a Federally chartered stock savings bank. On June 27, 1996, the Bank became a wholly owned subsidiary of the Holding Company. In connection with the conversion, Provident Financial Holdings, Inc. issued and sold to the public 5,125,215 shares of its common stock (par value $.01 per share) at a price of $10.00 per share. The proceeds, net of $1,474 in conversion costs, received by the Company from the issuance amounted to $49,779. Prior to the completion of the conversion, Provident Financial Holdings, Inc. had no assets or liabilities and did not conduct any business other than of an organizational nature.

     At the time of the conversion, the Bank established a liquidation account in the amount of $40,000 which was equal to its total retained earnings as of May 31, 1996. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion.

     The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

     The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholder's equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

                                   77
PAGE

Provident Financial Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

17.  Holding Company Condensed Financial Information (Dollars in Thousands)

     This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed balance sheet for Provident Financial Holdings, Inc. (Holding Company only) as of June 30, 1996.

     Condensed Balance Sheet

                                                   June 30, 1996
Assets
 Cash                                          $      1,484
 Investment securities held to maturity              17,973
 Investment in subsidiary                            61,071
 Other assets                                         5,492
                                                     ------
                                               $     86,020
                                                     ======
Liabilities and Stockholders' Equity
 Other liabilities                             $         50
                                                     ------
 Stockholders' equity                                85,970
                                                     ------
                                               $     86,020
                                                     ======
                                   78
PAGE

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     The Board of Directors of the Corporation is presently composed of seven members who are elected for terms of three years, approximately one-third of whom are elected annually in accordance with the Bylaws of the Corporation. The executive officers of the Corporation are elected annually by the Board of Directors and serve at the Board's discretion. The following tables sets forth information with respect to the Directors and executive officers of the Corporation and the Savings Bank.


                              Directors of the Corporation

                           Age at                          Current
                          June 30,      Director            Term
Name                        1996        Since(1)           Expires
- -------------------------------------------------------------------
Bruce W. Bennett             47           1993               1999
Michael C. Billings          56           1994               1998
Craig G. Blunden             48           1975               1997
Debbi H. Guthrie             45           1994               1999
David W. Mitchell            68           1988               1997
Robert G. Schrader           57           1995               1998
Roy H. Taylor                45           1990               1997
- ---------------
(1)  Includes prior service on the Board of Directors of the Savings Bank.

         Executive Officers of the Corporation and Savings Bank

                  Age at
                 June 30,                    Position
Name              1996         Corporation            Savings Bank
- --------------------------------------------------------------------------
Craig G. Blunden    48  President, Chief Executive President, Chief Executive
                            Officer and Director     Officer and Director
Karl P. Zalazowski  41   Chief Financial Officer   Senior Vice President and
                                                     Chief Financial Officer
Robert G. Schrader  57        Secretary            Executive Vice President,
                                                    Chief Operating Officer
                                                     Secretary and Director
Donald L. Blanchard 46          N/A                 Senior Vice President,
                                                        Retail Banking
Richard L. Gale     45          N/A                 Senior Vice President,
                                                        Loan Production
William E. Harris   55          N/A                 Senior Vice President,
                                                Administration and Treasurer

                                   79
PAGE

Biographical Information

     Set forth below is certain information regarding the Directors and executive officers of the Corporation and the Savings Bank. There are no family relationships among or between the directors or executive officers.

     Bruce W. Bennett is the President and majority owner of Community Care and Rehabilitation Center, a skilled nursing facility, with which he has been associated since 1973. Mr. Bennett currently serves on the Savings Bank's Personnel/Compensation Committee.

     Michael C. Billings is the retired Chief Executive Officer of Riverside National Bank, with which he was associated from 1967 to 1992. Mr. Billings currently serves on the Savings Bank's Audit and Personnel/Compensation Committees.

     Craig G. Blunden has been associated with the Savings Bank since 1974 and has held his current positions at the Savings Bank since 1991. Mr. Blunden also serves on the Foundation Board of Trustees for the University of California, Riverside, the Western League of Savings Institutions Board of Directors, the Appraisal Foundation Board of Trustees and America's Community Bankers Mortgage Finance Committee.

     Debbi H. Guthrie is the President and owner of Roy O. Huffman Roof Company, with which she has been associated since 1971. Ms. Guthrie currently serves on the Savings Bank's Audit Committee. Ms. Guthrie also serves as the Chair-Elect of the Greater Riverside Chamber of Commerce and is on the Board of Directors of the Riverside Community College Foundation.

     David W. Mitchell, who is retired, is a former Chairman and Chief Executive Officer of Avon Products, Inc., a global direct sales cosmetics company, with which he was associated for 36 years. Mr. Mitchell currently serves as chairman of the Savings Bank's Audit Committee. Mr. Mitchell also serves as a director of New York Life Insurance Co. and Express Scripts, Inc.

     Robert G. Schrader has been associated with the Savings Bank since 1963 and has served as Executive Vice President of the Savings Bank since January 1995. From 1990 through 1994, Mr. Schrader served as Senior Vice President of the Savings Bank. Mr. Schrader has held his current position with the Corporation since its formation in 1996.

     Roy H. Taylor is co-owner of Goldware & Taylor Insurance services, an insurance brokerage firm, with which he has been associated since 1972. Mr. Taylor currently serves as chairman of the Savings Bank's
Personnel/Compensation Committee. Mr. Taylor also serves as President of the Raincross Club of Riverside.

     Donald L. Blanchard, who joined the Savings Bank in 1989, has held his current position with the Savings Bank since 1989.

     Richard L. Gale, who joined the Savings Bank in 1988, has served as President of the Profed Mortgage division since 1989. Mr. Gale has held his current position with the Savings Bank since 1993.

     William E. Harris has been associated with the Savings Bank since 1969 and has held his current position with the Savings Bank since 1989.

     Karl P. Zalazowski has been associated with the Savings Bank since 1984 and has held his current position with the Savings Bank since 1988. Mr. Zalazowski also served as Chairman of the Financial Managers Society in 1994-1995. Mr. Zalazowski has held his current position with the Corporation since its formation in 1996.

                                   80
PAGE

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act") requires the Corporation's executive officers and directors, and persons who own more than 10% of any registered class of the Corporation's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms it has received and written representations provided to the Corporation by the above referenced persons, the Corporation believes that during the fiscal year ended June 30, 1996 all filing requirements applicable to its reporting officers, directors and greater than 10% shareholders were properly and timely complied with.

Item 11.  Executive Compensation

     Summary Compensation Table. The following information is furnished for the President of the Corporation for the year ended June 30, 1996 and each executive officer of the Corporation or the Savings Bank who received salary and bonus in excess of $100,000 during the year ended June 30, 1996.

                        Annual Compensation(1)
           ----------------------------------------------
Name and                                   Other Annual          All Other
Position    Year   Salary($)   Bonus($) Compensation($)(2) Compensation($)(3)

Craig G.
Blunden     1996   208,999     44,100              --           13,162
 Chief
 Executive  1995    204,010        --              --           12,914
 Officer and
 President

Robert G.
Schrader   1996     112,641    13,132              --          10,105
 Executive
 Vice      1995     105,958        --              --           7,791
 President
 and Chief
 Operating
 Officer
- --------------------
(1) Compensation information for fiscal years ended June 30, 1994 has been omitted as the Corporation was not a public company nor a subsidiary thereof at such time.
(2) Does not include perquisites which did not exceed the lesser of $50,000 or 10% of salary and bonus.
(3) Represents matching contribution by the Savings Bank to officer's contribution to 401(k) plan and discretionary contribution made by the Savings Bank to the 401(k) plan.

     Employment Agreements. On March 26, 1992, the Savings Bank entered into an employment agreement with Mr. Blunden. The agreement had an initial term of three years and renews automatically for an additional year each year unless Mr. Blunden has attained age 62 or the Board or Mr. Blunden have given advance notice of their intention not to extend the term of the agreement. The agreement further provides for a base salary which may not be reduced except as part of a general salary reduction policy for senior executives of the Savings Bank. Mr. Blunden's base salary is subject to annual review by the Board. Mr. Blunden's current base salary under the agreement is $210,000. In the event of a "change of control" of the Savings Bank (as defined below), Mr. Blunden's base salary is fixed as the sum of his then current base salary and any bonuses paid during the 12-month period preceding the change in control. Under the agreement, Mr. Blunden is eligible to participate in all fringe benefit programs available to employees of the Savings Bank as well as any program made available to senior executives of the Savings Bank, including the use of an employer-provided automobile. The agreement also provides for the reimbursement of expenses incurred by Mr. Blunden in the course of his employment.

                                   81
PAGE

     In the event of Mr. Blunden's termination without cause by the Savings Bank, the agreement provides for (i) a lump sum payment equal to the discounted present value of the aggregate future base salary payments Mr. Blunden would have received over the then remaining term of the agreement and
(ii) the continuation of life and medical insurance at the Savings Bank's expense for Mr. Blunden and his dependents. If Mr. Blunden's employment terminates by reason of his death or disability, the Savings Bank is also obligated to continue life and medical insurance benefits for Mr. Blunden and his dependents, as applicable.

     In the event of Mr. Blunden's termination without cause following a change in control of the Savings Bank, Mr. Blunden is entitled to an additional payment equal to three times the sum of his base salary and bonuses during the 12 months preceding his termination of employment reduced by the value of any other payments made by the Savings Bank by reason of Mr. Blunden's termination without cause. In the event that a change of control of the Savings Bank had occurred on June 30, 1996, based solely on the cash compensation paid to Mr. Blunden during 1996 and excluding the value of any other employee benefits which may be payable, Mr. Blunden would have received a payment of approximately $759,000. For purposes of the agreement, "change in control" is defined to mean (i) a change in control of the Savings Bank as determined under applicable OTS regulations and (ii) a change in the composition of the Board following a merger, consolidation or other business combination involving the Savings Bank such that a majority of the directors of the resulting entity consists of persons who were not directors immediately prior to such transaction.

     Post-Retirement Compensation Agreement. Effective March 26, 1992, the Savings Bank has also entered into a separate post-retirement compensation agreement with Mr. Blunden. The agreement provides that, if Mr. Blunden terminates employment with the Savings Bank after attaining age 60, the Savings Bank will provide Mr. Blunden with a monthly benefit for life equal to 50% of his final average monthly salary. For purpose of the agreement, "final average monthly salary" is defined as the average of Mr. Blunden's highest paid 36 months of employment with the Savings Bank determined by reference to the gross amount of Mr. Blunden's monthly salary excluding bonus and incentive awards, director's fees and accelerated payments of future salary. Assuming that Mr. Blunden's current compensation level were equivalent to his "final average monthly salary," the normal monthly benefit payable under the agreement would be $8,750. Under the agreement, Mr. Blunden may elect to receive the actuarially determined lump sum equivalent of the normal monthly benefit or a joint-and-survivor benefit. Mr. Blunden may also elect to receive an early retirement benefit under the agreement which is reduced proportionately to reflect the number of months then remaining to Mr. Blunden's 60th birthday. However, in the event of Mr. Blunden's termination of employment prior to age 60 by reason of his death or disability, the agreement provides for payment of the normal monthly benefit to Mr. Blunden or his beneficiary. At June 30, 1996, the accrued liability of the Savings Bank with respect to its obligations under the agreement was $461,000.

     Severance Agreements. In connection with the Savings Bank's mutual to stock conversion, the Corporation and the Savings Bank entered into a severance agreement with Mr. Schrader. The agreement has a term of one year, which may be extended for an additional year on the anniversary of the effective date of the agreement by the Board of Directors. The agreement provides that in the event of an involuntary termination of Mr. Schrader following a change in control of the Corporation or the Savings Bank, he will be entitled to receive two times his then current base salary. Severance payments also will be provided on a similar basis in connection with a voluntary termination of employment where, subsequent to a change in control, Mr. Schrader is assign duties inconsistent with his position, duties, responsibilities and status immediately prior to such change in control. The Savings Bank or its successor would also be obligated to continue Mr. Schrader's other employee benefits for a one-year period following termination of employment.

     The term "change in control" is defined in the agreement as having occurred when, among other things, (a) a person other than the Corporation purchases shares of the Corporation's common stock pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation representing 25% or more of the combined voting power of the Corporation's then outstanding securities, (c) the membership of the Board of Directors changes as the result of a contested election, or (d) shareholders of the Corporation approve a merger,

                                   82
PAGE
consolidation, sale or disposition of all or substantially all of the Corporation's assets, or a plan of partial or complete liquidation. If a change in control of the Corporation or the Savings Bank occurred during the fiscal year ending June 30, 1996, based solely on Mr. Schrader's current salary level and excluding the value of any other employee benefits which may be payable, Mr. Schrader would receive payment of approximately $233,000.

Directors' Compensation

     Directors of the Savings Bank currently receive a monthly retainer of $1,750. Directors also receive a fee of $300 for each committee meeting attended. The committee chairman receives a fee of $400. In addition, Directors are covered under the Savings Bank's policies for medical, dental and vision care. Dependent coverage is available at the Directors' own expense. Following retirement from the Board of Directors, Directors continue to receive such coverage. No separate fees are paid for service on the Board of Directors of the Corporation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Persons and groups who beneficially own in excess of 5% of the Corporation's Common Stock are required to file certain reports disclosing such ownership pursuant to the Exchange Act. Based on such reports, the following table sets forth, as of August 1, 1996, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of Common Stock. Management knows of no persons other than those set forth below who beneficially owned more than 5% of the outstanding shares of Common Stock at August 1, 1996. The following table also sets forth, as of August 1, 1996, information as to the shares of Common Stock beneficially owned by each director, by the Chief Executive Officer of the Corporation, by the Corporation's executive officers who received salaries and bonuses in excess of $100,000 during the year ended June 30, 1996 and by all executive officers and directors of the Corporation as a group.

                                   83
PAGE

                                    Number of Shares     Percent of Shares
                                  Beneficially Owned (1)    Outstanding

Beneficial Owners of More Than 5%

Provident Savings Bank, F.S.B.          410,017                   8.0%
Employee Stock Ownership Plan Trust

Directors

Bruce W. Bennett                         5,331(2)                 *
Michael C. Billings                      5,001                    *
Debbi H. Guthrie                         5,001(3)                 *
David W. Mitchell                       25,001                    *
Roy H. Taylor                           25,001                    *

Named Executive Officers

Craig G. Blunden**                      30,463(4)                 *
Robert G. Schrader**                    21,151                    *

All Executive Officers and             150,169                  2.9%
 Directors as a Group
 (11 persons)
_______________
*    Less than 1 percent of shares outstanding.
**   Mr. Blunden and Mr. Schrader are also directors of the Corporation.
(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he or she has voting and/or investment power with respect to such security. The table includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power.
(2)  Includes 880 shares owned by Mr. Bennett's spouse.
(3)  Includes 5,000 shares owned by a company controlled by Ms. Guthrie.
(4)  Includes 2,560 shares owned by Mr. Blunden's spouse.

    (c)     Changes In Control

     The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 13.  Certain Relationships and Related Transactions

     Federal regulations require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. The Savings Bank is therefore prohibited from making any new loans or extensions of credit

                                   84
PAGE
to the Savings Bank's executive officers and directors and at different rates or terms than those offered to the general public and has adopted a policy to this effect.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)     (1) (2)    Independent Auditors' Report

                   Consolidated Financial Statements

                     (a) Consolidated Balance Sheets, June 30, 1996 and 1995
                     (b) Consolidated Statement of Operations For the Years
                         Ended June 30, 1996, 1995 and 1994
                     (c) Consolidated Statement of Stockholders' Equity For
                         the Years Ended June 30, 1996, 1995 and 1994
                     (d) Consolidated Statement of Cash Flows For the Years
                         Ended June 30, 1996, 1995 and 1994
                     (e) Notes to Consolidated Financial Statements

                    Schedules to the consolidated financial statements have been omitted as the required information is inapplicable.

           (3)           Exhibits

                   3.1 Certificate of Incorporation of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit
                         3.1 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

                   3.2 Bylaws of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

                  10.1 Employment Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.1 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

                  10.2 Post-Retirement Compensation Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.2 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

                  10.3   Severance Agreement with Robert G. Schrader

                  21     Subsidiaries of Registrant

                  27     Financial data schedule

(b) The Corporation did not file any Reports on Form 8-K during the quarter ended June 30, 1996.

                                   85
PAGE

                               SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PROVIDENT FINANCIAL HOLDINGS, INC.


Date:  September 27, 1996
               By:    /s/ Craig G. Blunden
                     Craig G. Blunden
                     President and Chief
                     Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                     TITLE                       DATE


/s/ Craig G. Blunden        President, Chief       September 27, 1996
Craig G. Blunden            Executive Officer and
                            Director (Principal
                            Executive Officer)

/s/ Karl Zalazowski         Chief Financial       September 27, 1996
Karl Zalazowski             Officer (Principal
                            Financial and Accounting
                            Officer)

/s/ Robert G. Schrader      Director              September 27, 1996
Robert G. Schrader

/s/ Bruce W. Bennett        Director              September 27, 1996
Bruce W. Bennett

/s/ Michael C. Billings     Director              September 27, 1996
Michael C. Billings

/s/ Debbie H. Guthrie       Director              September 27, 1996
Debbie S. Guthrie

/s/ David W. Mitchell       Director              September 27, 1996
David W. Mitchell

/s/ Roy H. Taylor           Director              September 27, 1996
Roy H. Taylor
PAGE

                        EXHIBIT 10.3

PAGE

                           Agreement

     THIS AGREEMENT is made effective as of June 27, 1996 by and between PROVIDENT SAVINGS BANK, F.S.B. (the "Bank"); PROVIDENT FINANCIAL HOLDINGS, INC. ("Company"); and ROBERT G. SCHRADER (the "Executive").

     WHEREAS, the Bank recognizes the substantial contribution Executive has made to the Bank and wishes to protect his position therewith for the period provided in this Agreement; and

     WHEREAS, Executive serves in the position of Executive Vice President and Chief Operating Officer of the Bank, positions of substantial responsibility;

     NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.   Term of Agreement

     The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of twelve (12) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the Bank ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of the Executive for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2.   Payments to Executive Upon Change in Control

     (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of a Change in Control by the voluntary or involuntary termination of Executive's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which the Executive elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of his principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control.

     (b) A "Change in Control" of the Company or the Bank shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Bank representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Bank's assets, or a plan of partial or complete liquidation.

  (c) Executive shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of the Executive's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to

PAGE
him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. The Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.   Termination

     (a) Upon the occurrence of a Change in Control during the term of this Agreement, followed within twelve (12) months of the effective date of a Change in Control by the voluntary or involuntary termination of the Executive's employment, other than for Termination for Cause, the Bank shall be obligated to pay the Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to two (2) times Executive's then current base annual salary in a lump sum no later than thirty (30) days after the date of his termination.

     (b) Upon the occurrence of a Change in Control during the term of this Agreement, followed within twelve (12) months of the effective date of a Change in Control by the Executive's voluntary or involuntary termination of employment, other than for Termination for Cause, the Bank shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for the Executive prior to his severance. Such coverage shall cease upon expiration of twelve (12) months from the date of the Executive's termination.

     (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to the Executive under this Section would be deemed to include an "excess parachute payment" under Section 280G of the Internal Revenue Code of 1986, as amended, such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times the Executive's "base amount" under Section 280G(b)(3) of the Code.

     (d) Any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

     (e) As a condition of the receipt of any payments or benefits under this Section 3, Executive shall in writing release the Bank, the Company or any successors thereto from any or all claims or causes of action relating to Executive's termination of employment.

4.   Effect on Prior Agreements and Existing Benefit Plans

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the Bank and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

5.   No Attachment

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Company, the Bank and their respective successors and assigns.

6.   Modification and Waiver

PAGE

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.   Required Provisions

     (a) The Bank may terminate the Executive's employment at any time, but any termination by the Bank, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in
Section 2(c) herein.

     (b) If the Executive is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the Bank's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may, in its discretion, (i) pay the Executive all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If the Executive is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the Bank under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement may be terminated: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Bank or when the Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.   Severability

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.   Headings for Reference Only

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.  Governing Law

     The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of California, unless preempted by Federal law as now or hereafter in effect.

PAGE

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty (50) miles from the location of the Bank, in accordance with the rules of the American Arbitration Bank then in effect.

11.  Source of Payments

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Company.

12.  Payment of Legal Fees

     All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Bank if Executive is successful on the merits pursuant to a legal judgment, arbitration or settlement.

13.  Successor to the Bank or the Company

     The Bank and the Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Bank or the Company, expressly and unconditionally to assume and agree to perform the Bank's or the Company's obligations under this Agreement, in the same manner and to the same extent that the Bank or the Company would be required to perform if no such succession or assignment had taken place.

PAGE

14.  Signatures

     IN WITNESS WHEREOF, the Bank and the Company have caused this Agreement to be executed by a duly authorized officer, and Executive has signed this Agreement, on the day and date first written above.


ATTEST:                                    PROVIDENT SAVINGS BANK, F.S.B.

By: /s/ Sheri Sebastian                    By:  /s/Craig G. Blunden



ATTEST:                                    PROVIDENT FINANCIAL HOLDINGS, INC.

By: /s/ Sheri Sebastian                    By:  /s/Craig G. Blunden


                                                    WITNESS
                                           By:  /s/ Robert G. Schrader
                                                Executive

PAGE

                             EXHIBIT 21

                  Subsidiaries of the Registrant

PAGE

Parent

Provident Financial Holdings, Inc.

                                 Percentage          Jurisdiction or
Subsidiaries (a)                of Ownership     State of Incorporation

Provident Savings Bank, F.S.B.     100%              United States

Profed Mortgage, Inc.(1)           100%               California

Provident Financial Corporation(1) 100%               California

First Service Corporation(1)       100%               California
- ---------------

(1) This corporation is a wholly owned subsidiary of Provident Savings Bank, F.S.B.