Form 10-K405/A
period 1996-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 1996-09-30
CIK 1010470

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

     (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to the Executive under this Section would be deemed to include an "excess parachute payment" under 280G of the Internal Revenue Code of 1986, as amended, such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times the Executive's "base amount" under 280G(b)(3) of the Code.

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


PRICE WATERHOUSE LLP

Los Angeles, CA
August 5, 1996
PAGE

                                                       June 30,
                                              1996                1995
Assets

Cash                                    $      7,031         $      6,233
Overnight deposits                            23,800                5,200
Investment securities held-to-maturity,
  approximates market (Note 2)                27,118               20,067
Loans receivable, net (Note 3)               452,945              471,543
Loans receivable available-for-sale,
  net (Note 4)                                49,612               34,489
Accrued interest receivable                    3,083                2,855
Real estate available-for-sale,
  net (Note 5)                                 5,779               11,204
Federal Home Loan Bank stock - at cost         4,590                4,360
Premises and equipment, net (Note 6)           7,058                7,536
Prepaid expenses and other assets              3,831                3,699
     Total assets                       $    584,847         $    567,186

Liabilities and Stockholders' Equity

Liabilities:
  Non-interest bearing deposits (Note 7)$      2,106        $      2,787
  Interest bearing deposits (Note 7)         477,268             483,798
  Borrowings (Note 8)                          8,578              35,063
  Accounts payable and other liabilities      10,925               8,215
     Total liabilities                       498,877             529,863

  Commitments and contingencies (Note 13)

Stockholders' equity (Notes 10, 11 and 16):
  Preferred stock, $.01 par value;
     authorized 2,000,000 shares;
     none issued and outstanding
  Common stock, $.01 par value;
     authorized 15,000,000
     shares; issued and outstanding 5,125,215
     at June 30, 1996                            51
  Additional paid-in capital                 49,742
  Retained earnings - substantially
   restricted (Notes 10 and 16)              40,129            37,323
  Unearned ESOP shares (Note 11)             (3,952)
     Total stockholders' equity              85,970            37,323

     Total liabilities and
      stockholders' equity             $    584,847      $    567,186
PAGE

                                               Year Ended June 30,
                                     1996             1995             1994

Interest income:
  Loans (Note 3)              $     39,701     $     34,045    $       34,604
  Investment securities
   (Note 2)                          2,116            1,975             1,593
    Total interest income           41,817           36,020            36,197

Interest expense:
  Deposits (Note 7)                 24,007           21,189            17,665
  Borrowings                         1,262            1,302             1,867
    Total interest expense          25,269           22,491            19,532

    Net interest income             16,548           13,529            16,665

Provision for loan losses (Note 3)   2,261            4,787             2,033

Net interest income, after provision
  for loan losses                   14,287            8,742            14,632

Non-interest income
  Loan servicing and other fees      2,442            2,476             3,072
  Gain on sale of loans, net         4,753              701             1,246
  Gain on bulk sale of
   servicing rights                                                     2,052
  Life insurance proceeds            1,000
  Other                              1,256            1,308             1,141
    Total non-interest income        9,451            4,485             7,511

Non-interest expenses
  Salaries and employee benefits    11,444            9,671            13,537
  Premises and occupancy             1,939            2,336             2,180
  SAIF insurance premiums            1,293            1,105             1,084
  Telephone                            426              460               634
  Other                              4,397            3,782             6,323

    Total operating and
     administrative expenses        19,499           17,354            23,758

  Real estate operations, net (Note 5) 101            1,600               366

    Total non-interest expenses     19,600           18,954            24,124

Income (loss) before income taxes    4,138           (5,727)           (1,981)
Provision (benefit) for income
  taxes (Note 9)                     1,332           (1,735)             (648)

    Net income (loss)         $      2,806     $     (3,992)   $       (1,333)
PAGE

                                     Additional              Unearned
                         Common       Paid-in     Retained      ESOP
              Shares      Stock       Capital     Earnings     Shares    Total
Balance at
 June 30, 1993                                    $ 42,648            $42,648

Net loss for
  the year ended
  June 30, 1994                                     (1,333)            (1,333)

Balance at June
 30, 1994                                           41,315             41,315

Net loss for the
  year ended
  June 30, 1995                                     (3,992)            (3,992)

Balance at June
 30, 1995                                            37,323             37,323

Issuance of stock
  in a public
  offering
  (Note 16) 5,125,215  $    51    $   49,728                           49,779

Purchase of shares by ESOP
  (Note 11)                                                 $ (4,100)  (4,100)

Release of ESOP shares                    14                    148       162

Net income for year ended
  June 30, 1996                                       2,806             2,806

Balance at June
 30, 1996  5,125,215  $    51    $   49,742        $ 40,129 $(3,952)  $85,970
PAGE

                                                Year Ended June 30,
                                        1996            1995           1994

Cash flows from operating activities:
  Net income (loss)             $      2,806    $     (3,992)   $     (1,333)
    Adjustments to reconcile
    net income (loss) to net
    cash provided by operating
    activities:
      Depreciation and
       amortization                    1,058           1,387           1,692
      Amortization of loan fees         (112)            (90)           (478)
      Provision for loan losses        2,261           4,787           2,033
      Provision for losses on
       real estate                       239           1,665             525
      Gain on sale of loans           (4,753)           (701)         (1,246)
      Increase (decrease) in accounts
        payable and other liabilities  2,710          (2,866)         (6,546)
      (Increase) decrease in prepaid
        expenses and other assets       (592)          1,054          (2,831)
      Loans originated for sale     (469,167)       (161,480)     (1,023,377)
      Proceeds from sale of loans    458,797         210,741       1,045,983
      Other                          (1,000)            (961)            163

        Net cash (used for) provided by
        operating activities         (7,753)          49,544          14,585

Cash flows from financing activities:
  Net (decrease) increase in NOW, passbook
    and money market deposits       (7,064)          (34,786)        46,998
  Net (decrease) increase in
   term deposits                      (147)           49,584        (29,329)
  Repayment of Federal Home
   Loan Bank Advances              (37,000)         (153,500)      (338,000)
  Proceeds from Federal
   Home Loan Bank Advances          12,500           135,500        313,031
  Proceeds from issuance of
   capital stock                    45,841
  Net (decrease) increase in
   securities sold under
   agreements to repurchase         (1,985)          (3,090)         5,075

      Net cash provided by (used for)
      financing activities          12,145           (6,292)       (2,225)
PAGE

                                             Year Ended June 30,
                                     1996            1995             1994

Cash flows from investing
 activities:
  Net decrease (increase) in
   loans receivable                  13,047         (67,400)        (22,036)
  Maturity of investment
   securities held-to-maturity      207,104          334,046
 Purchases of investment securities
   held-to-maturity                (214,155)        (330,267)      (23,121)
  Redemption (purchases) of
   Federal Home
    Loan Bank stock                                    1,000         (751)
  Proceeds from disposal of
   real estate                       8,619             8,245        5,280
  (Purchases) of premises and equipment,
    net of proceeds from sales        (609)             (352)      (1,757)
  Other                              1,000                           (118)

    Net cash provided by (used for)
    investing activities            15,006           (54,728)     (42,503)

    Net increase (decrease) in cash
      and cash equivalents          19,398           (11,476)     (30,143)

Cash and cash equivalents at
 beginning of period                11,433            22,909       53,052

Cash and cash equivalents at
 end of period                $     30,831      $     11,433  $    22,909

Supplemental information:

  Cash paid for interest      $     25,302     $     22,607    $   19,417

  Cash paid (received)
   for income taxes           $        704     $     (3,014)   $    1,840

  Real estate acquired in
   settlement of loans        $      3,433     $     11,546    $    4,973

PAGE

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




PAGE

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

     Excess of cost over net assets acquired

     Beginning in fiscal year 1990, the Bank amortized its excess of cost over net assets acquired on a straight-line basis over 5 years, requiring an approximate annual charge of $469,000. The balance was fully amortized as of June 30, 1995.

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


2.   Investment Securities Held-To-Maturity (Dollars in Thousands):

     The book value and estimated market value of investment securities held-to-maturity as of June 30, 1996 were as follows:

                                    June 30, 1996
                               Gross          Gross     Estimated
                 Book       Unrealized     Unrealized     Market
                 Value         Gains        (Losses)       Value

U.S. Treasury
 securities and
 obligations of
 other U.S.
 government
 agencies and
 corporations   $  26,973    $     27    $     (30)   $    26,970
  Other               145           2           (5)           142
                $  27,118    $     29    $     (35)   $    27,112

PAGE

     The book value and estimated market value of investment securities held-to-maturity as of June 30, 1995 were as follows:

                                    June 30, 1996
                               Gross          Gross     Estimated
                 Book       Unrealized     Unrealized     Market
                 Value         Gains        (Losses)       Value


U.S. Treasury
 securities and
 obligations of
 other U.S.
 government
 agencies
 and
 corporations  $ 18,910    $      23    $      (20)   $    18,913

Securities
 purchased
 under
 agreements
 to resell          990                        (12)          978

     Other          167           23            (2)          188

            $    20,067    $      46    $      (34)  $    20,079

     Securities purchased under agreements to resell at June 30, 1995, were secured by mortgage-backed securities pledged by dealers whose market values exceeded the Company's investment in these agreements. These agreements matured within ninety days of the end of the period.

     The maturities of investment securities were as follows:

                        June 30, 1996                 June 30, 1995
                    Carrying       Market        Carrying        Market
                     Amount         Value         Amount          Value

Due in one year   $    24,973    $    24,985    $    14,900    $    14,892
Due after one
 through five years     2,145          2,127          5,167          5,187
                  $    27,118    $    27,112    $    20,067    $    20,079

PAGE

3.   Loans Receivable (Dollars in Thousands):

     Loans receivable consisted of the following:

                                                June 30,
                                         1996            1995

Residential real
 estate - single family             $    327,490    $    345,034
Residential real estate
  - multi-family                          54,427          53,531
     Commercial real estate               54,813          61,518
     Real estate construction             10,222           5,938
     Consumer                             15,497          15,830
     Other                                   332             137
                                         462,781         481,988
     Less:
         Undisbursed loan funds            3,694           4,121
         Deferred loan fees                  513           1,034
         Unearned discounts on
          loans purchased                    177             205
         Allowance for loan losses         5,452           5,085
                                    $    452,945    $    471,543

     Fixed rate loans comprised 13% and 11%, respectively, of the loan portfolio at June 30, 1996 and 1995.


     The following summarizes the components of the net change in the allowance for loan losses:

                                      Year Ended June 30,
                              1996            1995             1994

Balance, beginning
 of period            $      5,085    $      3,332    $        3,286
Provision for losses         2,261           4,787             2,033
Recoveries                     589             459               119
(Charge-offs)               (2,483)         (3,493)           (2,106)

Balance, end of period $     5,452    $      5,085    $        3,332

     The following summarizes information regarding non-accrual and restructured loans:

                                             June 30,
                                     1996            1995

Non-accrual loans             $      4,417    $      2,558
Restructured loans            $      6,652    $      3,272
PAGE

     The following summarizes information regarding the reduction of interest income on non-accrual loans:

                                                  Year Ended June 30,
                                       1996            1995             1994

Income in accordance with
 original terms                 $        720    $        631    $          546
Income recognized                        352             154                92

Foregone interest income
 during year                    $        367    $        477    $          454

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

     In the ordinary course of business, the Bank makes loans to its directors, officers and employees at substantially the same terms prevailing at the time of origination for comparable transactions with borrowers. The following is a summary of related party loan activity:

                                        Year ended June 30,
                               1996            1995             1994

Balance, beginning
 of period             $      2,315    $      2,719    $        2,000
Originations                    471               4               962
Payments                        (90)            (29)              (99)
Terminations                   (234)           (379)             (144)

Balance, end of period $      2,462    $      2,315    $        2,719

4.   Mortgage Banking (Dollars in Thousands)

     The following summarizes the unpaid principal balance of loans serviced by the Company:

                                         Year ended June 30,
                             1996            1995             1994

Loans serviced for
 Federal Home
 Loan Mortgage
 Corporation         $    221,019    $    238,187    $      252,259
Loans serviced
 for Federal National
 Mortgage Association     305,446         338,86            362,923
Loans serviced for
 other investors           74,632         80,403             88,464
                     $    601,097    $   657,451      $     703,646
PAGE

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

     The composition of loans sold was as follows:
                                       Year ended June 30,
                               1996            1995             1994

Loans sold
   Servicing - released   $    437,917    $    198,463    $      558,726
   Servicing - retained         16,127          11,577           486,011
                          $    454,044    $    210,040    $    1,044,737

     Included in gain on sale of loans for the years ended June 30, 1996 and 1995 were hedging gains relating to put options of $495 and $0, respectively.

     Loans receivable available-for-sale consisted of the following:

                                              June 30,
                                       1996            1995

Adjustable rate                 $      7,891    $      3,291
Fixed rate                            41,721          31,209
                                      49,612          34,500

Less: Valuation allowance                                (11)

                                $     49,612    $     34,489

PAGE

5.   Real Estate Available-for-Sale (Dollars in Thousands)

     Real estate consisted of the following:
                                              June 30,
                                        1996            1995

Foreclosed real estate           $      3,003    $      7,661
Investment real estate                  3,531           3,560
Investments in joint ventures                           1,325
                                        6,534          12,546

Allowance for estimated losses:
  Foreclosed real estate                 (292)           (877)
  Investment real estate                 (463)           (465)
                                         (755)         (1,342)

                                 $      5,779    $     11,204

     The following summarizes the components of the net change in the allowance for losses on real estate:

                                           Year ended June 30,
                                   1996            1995             1994

Balance, beginning of period $      1,342    $      1,384    $        2,980
Provisions for losses                 239           1,665               525
Charge-offs                          (826)         (1,707)           (2,121)

Balance, end of period       $        755    $      1,342    $        1,384

     The following summarizes the components of the Company's real estate operations:

                                           Year ended June 30,
                                   1996            1995             1994

Provision for losses:
  Foreclosed real estate   $       (239)   $       (983)   $         (405)
  Investments in joint
   ventures                                        (682)             (120)
  Net operating income
   (losses) and holding costs       138              65               159
                           $       (101)   $     (1,600)   $         (366)

PAGE

6.   Premises and Equipment (Dollars in Thousands)

     Premises and equipment consisted of the following:

                                              June 30,
                                      1996              1995

Land                            $      2,564    $      2,564
Buildings                              6,632           6,571
Leasehold improvements                   464             461
Furniture and equipment                7,364           6,913
Automobiles                              173             178
                                      17,197          16,687

Less accumulated depreciation
  and amortization                   (10,139)         (9,151)
                                $      7,058    $      7,536


7.   Deposits (Dollars in Thousands)


                        June 30, 1996                 June 30, 1995
                  Interest Rate                Amount Rate       Amount

Checking deposits     0%-1.00%   $    22,344     0%-1.00%    $    22,316
Passbook deposits  2.08%-2.92%        52,852  2.08%-3.92%         50,850
Money market
  deposits         1.00%-4.64%        83,097  1.20%-5.17%         92,191
Term deposits
 Under $100,000    2.66%-8.00%        265,853 2.71%-8.00%        268,174
 $100,000 and
  over             4.45%-8.00%         55,228 2.71%-8.00%         53,054
                                  $   479,374                $   486,585

Weighted average interest
 rate on deposits                       4.65%                       4.90%


PAGE

     The aggregate annual maturities of term accounts are as follows:

                                                June 30,
                                         1996             1995

Within one year                  $    251,589    $    243,631
One to two years                       44,995          37,652
Two to three years                     10,774          22,970
Three to four years                     8,864           9,054
Four to five years                      4,741           7,819
Thereafter                                117             103
                                 $    321,080    $    321,229

     Interest expense is summarized as follows:

                                          Year ended June 30,
                                  1996            1995             1994


Checking                  $        203    $        189    $          203
Term deposits                   18,027          14,641            12,660
Money market deposits            4,034           4,893             3,123
Passbook deposits                1,743           1,466             1,679
                          $     24,007    $     21,189    $       17,665

     The Company is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserve is calculated based on deposit levels and amounted to $816 and $291 at June 30, 1996 and 1995, respectively.

8.   Borrowings (Dollars in Thousands)

     Borrowings consisted of the following:

                                                 June 30,
                                           1996            1995

Advances from Federal Home Loan Bank $ 8,578 $ 33,078 Securities sold under agreements
 to repurchase                                               1,985
                                      $      8,578    $     35,063

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
PAGE

     The aggregate annual maturities of advances are as follows:

                                               June 30,
                                        1996            1995

Within one year                  $      1,750   $     32,000
One to two years                        6,500            750
Two to three years
Over three years                          328            328
                                 $      8,578   $     33,078

Weighted average interest rate           6.10%          6.37%

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

9.   Income Taxes (Dollars in Thousands)

     The provision for income taxes consisted of the following:

                                       Year ended June 30,
                              1996            1995             1994

Current:
  Federal             $      1,244    $       (952)   $         (880)
  State                        111               3               271

                             1,355            (949)             (609)
Deferred:
  Federal                      (95)         (1,050)              430
  State                         72             264              (469)

                               (23)           (786)              (39)

Provision (benefit)
 for income taxes      $     1,332    $     (1,735)   $         (648)
PAGE

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                         Year ended June 30,
                                 1996            1995             1994

Statutory U.S. federal
 income tax rate                  34.0%          (34.0%)           (34.0%)
State taxes net of
 Federal income tax effect         2.9%            3.1%             (6.6%)
Nondeductible goodwill
 amortization                                      1.9%             10.7%
Life insurance proceeds          (10.7%)
        Other                      6.0%           (1.3%)            (2.8%)

        Effective income
         tax rate                  32.2%          (30.3%)           (32.7%)

     Deferred tax liabilities (assets) by jurisdiction were as follows:

                                              June 30,
                                    1996                1995

Deferred taxes - federal      $       (872)   $       (777)
Deferred taxes - state                (387)           (459)

                              $     (1,259)   $     (1,236)

     Deferred tax liabilities (assets) were comprised of the following:

                                               June 30,
                                    1996               1995

State taxes                 $         93    $        189
Depreciation                         614             611
Federal Home Loan
 Bank dividends                    1,254           1,148
Market value adjustments                              67

 Total deferred tax liabilities    1,961           2,015

Market value adjustments            (284)
Loss reserves                     (2,552)         (2,509)
Deferred compensation               (640)           (547)
Investment in real estate           (142)           (146)
Other                                (64)           (151)
NOL carryforward                                    (379)
  Total deferred tax assets       (3,682)         (3,732)

  Deferred tax asset
   valuation allowance               462             481

  Net deferred tax assets   $     (1,259)   $     (1,236)
PAGE

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

PAGE

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

     The table below reflects ESOP activity for the period indicated:

                                         Year Ended June 30,
                                                1996

Unallocated shares at beginning of period
Purchased shares                                     410,017
Allocated                                             14,783

Unallocated shares at end of period                  395,234

     The fair value of unallocated ESOP shares totaled $4,335 at June 30, 1996.

PAGE

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

     The Company conducts a portion of its operations in leased facilities under noncancellable agreements classified as operating leases. In addition, the Company leases data processing equipment under operating leases expiring during the next five years. The following is a schedule of minimum rental payments under such operating leases which expire at various dates:

                                                   June 30,
                                                     1996

Fiscal Year
   1997                                     $        447
   1998                                              331
   1999                                              225
   2000                                              125
   2001                                               72
   Thereafter                                        252
Total minimum payments required             $      1,452

     Lease expense under operating leases approximated $390, $892 and $663 for the years ended June 30, 1996, 1995 and 1994, respectively.

PAGE

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

     In addition to construction loans in process, the Company had the following outstanding commitments:

                                                   June 30,
                                          1996                 1995

Commitments to originate mortgage loans:
  Fixed rate                        $     17,523    $     18,947
  Adjustable rate                          2,351           2,629
  Unused lines of credit                   6,344           5,783
  Commitments to sell loans               31,763          32,061

                                    $     57,981    $     59,420

PAGE

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

PAGE

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

PAGE

17.  Holding Company Condensed Financial Information (Dollars in Thousands)

     This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed balance sheet for Provident Financial Holdings, Inc. (Holding Company only) as of June 30, 1996.

     Condensed Balance Sheet

                                                   June 30, 1996
Assets
 Cash                                          $      1,484
 Investment securities held to maturity              17,973
 Investment in subsidiary                            61,071
 Other assets                                         5,492
                                               $     86,020

Liabilities and Stockholders' Equity
 Other liabilities                             $         50
 Stockholders' equity                                85,970

                                               $     86,020
PAGE