Form 10-Q
period 1996-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 1996-11-07
CIK 1010470

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended . . . . . . . .   September 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________to______________

                 Commission File Number 0-28304

                PROVIDENT FINANCIAL HOLDINGS, INC.
                ----------------------------------
        (Exact name of registrant as specified in its charter)

   Delaware                                     33-0704889
  ----------                                   ------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

         3756 Central Avenue      Riverside, California 92506
         -----------------------------------------------------
(Address of principal executive offices and zip code)

                         (909) 686-6060
                         ---------------
     (Registrant's telephone number, including area code)

             _____________________________________
      (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           (1)       Yes    [X]           No
                           ------              -------

               APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title of class:                As of October 31, 1996
          -----------------               ----------------------
    Common stock, $.01 par value              5,125,215 shares *

* Includes 388,232 shares held by employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts.

             PROVIDENT FINANCIAL HOLDINGS, INC.
                      Table of Contents

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

  Consolidated Statements of Financial Condition
   as of September 30, 1996 and June 30, 1996. . . . . . . . . . . . 1

  Consolidated Statements of Operations
   for the quarter ended September 30, 1996 and 1995 . . . . . . . . 2

  Consolidated Statements of Changes in Stockholder's
  Equity for the quarter ended September 30, 1996
   and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

  Consolidated Statements of Cash Flows for the quarter
   ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . 4

  Selected Notes to Consolidated Financial Statements. .  . . . . .  5

ITEM 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operation

   General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

   Recent Developments and Significant Events. . . . . . . . . . . . 6

   Comparison of Financial Condition at September 30 and
    June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .  7

   Comparison of Operating Results for the Quarters ended
    September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . 7

   Asset Quality . . . . . . . . . . . . . . . . . . . . . . . . .  11

   Liquidity and Capital Resources . . . . . . . . . . . . . . . .  13

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . .  14

   Item 2.   Changes in Securities . . . . . . . . . . . . . . . .  14

   Item 3.   Defaults upon Senior Securities . . . . . . . . . . .  14

   Item 4.   Submission of Matters to a Vote
               of Stockholders .  . . . . . . . . . . . . . . . . . 14

  Item 5.   Other Information . . . . . . . . . . . . . . . . . . . 14

  Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . 14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

EXHIBIT 27 - FINANCIAL DATA SCHEDULE . . . . . . . . . . . . . . .  16

                   PROVIDENT FINANCIAL HOLDINGS, INC
         Consolidated Statements of Financial Condition
                          (Unaudited)
                    Dollars in Thousands

                              September 30,           June 30,
                                  1996                  1996

ASSETS
  Cash                         $ 10,779            $     7,031
  Overnight Deposits              3,100                 23,800
  Investment Securities-
   held to maturity              63,755                 27,118
  Loans Receivable-net          452,644                452,945
  Loans Receivable-held
   for sale                      24,687                 49,612
  Accrued Interest Receivable     3,151                  3,083
  Real Estate Available for Sale  6,114                  5,779
  Federal Home Loan Bank Stock    4,658                  4,590
  Premises and Equipment          6,966                  7,058
  Prepaid Expenses and
   Other Assets                   4,312                  3,831
                               --------             ----------
       TOTAL ASSETS            $580,166             $  584,847
                               ========             ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY
  Non-interest bearing Deposits$  1,634             $    2,106
  Interest-bearing Deposits     473,992                477,268
  Borrowings                      6,828                  8,578
  Accounts Payable and Other
  Liabilities                    12,781                 10,925
                                -------                -------
       TOTAL LIABILITIES        495,235                498,877

  Preferred stock, $.01 par
   value; authorized 2,000,000
   shares;
    none issued and outstanding
  Common stock, $.01 par value;
    authorized 15,000,000 shares;
    issued and outstanding 5,125,215
    at September 30, 1996 and
    June 30, 1996                   51                      51
  Additional Paid-in Capital    49,749                  49,742
  Retained Earnings             39,013                  40,129
  Unearned ESOP shares          (3,882)                 (3,952)
                               -------                  ------
       TOTAL STOCKHOLDERS'
        EQUITY                  84,931                  85,970
                               -------                  ------
       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY  $580,166                $584,847
                              ========                ========

                 PROVIDENT FINANCIAL HOLDINGS, INC
               Consolidated Statements of Operations
                            (Unaudited)
          Dollars in Thousands, Except Earnings Per Share

                                        Quarter Ended
                                         September 30,
                                   1996                1995

Interest Income
   Loans                        $  9,495              $10,004
   Investment Securities           1,069                  507
                                --------              -------
       Total Interest Income      10,564               10,511

Interest Expense
   Deposits                        5,557                6,124
   Borrowings                        120                  409
                                --------              -------
       Total Interest Expense      5,677                6,533

Net Interest Income                4,887                3,978

Provision for Loan Losses            254                  264
                                --------             --------

Net Interest Income after
    Provision for Loan
    Losses                         4,633                3,714

Non-Interest Income
   Loan Servicing and Other Fees     630                  649
   Gains from Sales of Loans       1,050                  769
   Other                             319                  256
                                 -------              -------
         Total non-interest
          income                   1,999                1,674

Non-interest Expenses
    Salaries and
     employee benefits             3,098                2,521
    Premises and occupancy           519                  467
    SAIF Insurance premiums        3,544                  319
    Telephone                        107                   95
    Other                          1,267                  860
                                 -------              -------
Total Operating and
           Administrative
           Expenses                8,535                4,262
    Real Estate Operations, net      (20)                  28
                                ---------             --------
           Total non-interest
            expenses               8,515                4,290

Income (Loss) Before Taxes        (1,883)               1,098

Provision (Benefit) for
 Income Taxes                       (767)                 585
                                 -------              -------
Net Income (Loss)                $(1,116)              $  513
                                 ========              ======

Earnings Per Share              $  (0.24)                 N/A
                                ========                =====
Weighted Average Shares
 Outstanding                   4,729,981                  N/A
                               =========                =====

                  PROVIDENT FINANCIAL HOLDINGS, INC.
           Consolidated Statements of Stockholders' Equity
                             (Unaudited)
                        Dollars in Thousands
          For the Quarter Ended September 30, 1996 and 1995

                           Additional           Unearned
                    Common   Paid-in   Retained   Esop
           Shares    Stock   Capital   Earning    Shares   Total

Balance
 at June
 30, 1995                              $37,323           $37,323

Net income                                 513               513
             ---------------------------------------------------
Balance at
 September
 30, 1995     0         0       0      $37,836        0  $37,836
            ====================================================


                           Additional           Unearned
                    Common   Paid-in   Retained   Esop
           Shares    Stock   Capital   Earning    Shares   Total

Balance
 at June
 30, 1996 5,125,215   $51    $49,742   $40,129  $(3,952) $85,970

Release of
 ESOP shares                       7                 70       77

Net loss                                (1,116)           (1,116)
          ------------------------------------------------------
Balance at
 September
 30, 1996 5,125,215   $51    $49,749   $39,013  $(3,882) $84,931
          ======================================================

                PROVIDENT FINANCIAL HOLDINGS, INC.
              Consolidated Statements of Cash Flows
                           (Unaudited)
                      Dollars in Thousands

                                      Year to Date September 30,
                                       1996                1995
Cash flows from operating
 activities:
  Net income (loss)            $     (1,116)         $      513
  Adjustments to reconcile
   net income (loss) to net
   cash provided by operating
   activities:
     Depreciation and amortization      284                 251
     Amortization of loan fees          (11)                (83)
     Provision for loan losses          254                 264
     Provision for losses on real
      estate                             46                  36
     Gain on sale of loans           (1,050)               (769)
     Increase in accounts payable
      and other liabilities           1,857               3,545
     Increase in prepaid expenses
      and other assets                 (614)               (732)
     Loans originated for sale      (82,852)            (93,682)
     Proceeds from sale of loans    108,827              85,636
                                   --------            --------

     Net cash provided by
      (used for) operating
      activities                     25,625              (5,021)

Cash flows from financing
 activities:
   Net increase (decrease) in NOW,
    passbook and money market
    deposits                           139              (1,412)
   Net increase (decrease) in term
    deposits                        (3,888)             12,152
   Repayment of Federal Home Loan
    Bank Advances                   (1,750)            (19,000)
   Proceeds from Federal Home
    Loan Bank Advances                   0               6,000
   Net increase (decrease) in
    securities sold under agreements
    to repurchase                        0              (1,985)
                                    -------           --------
      Net cash used for financing
       activities                   (5,499)             (4,245)

Cash flows from investing activities:
  Net (increase) decrease in loans
   receivable                       (1,980)              5,913
  Maturity of investment
   securities held-to-maturity      76,613              53,512
  Purchases of investment
   securities held-to-maturity    (113,251)            (45,634)
  Proceeds from disposal of
   real estate                       1,662               3,751
  Purchases of premises and
   equipment, net of proceeds
   from sales                         (199)              (108)
  Other                                 77                  0
                                  --------             -------
       Net cash (used for) provided
        by investing activities
                                   (37,078)            17,434
                                  ---------            -------
       Net (decrease) increase in
        cash and cash equivalents  (16,952)             8,168
Cash and cash equivalents at
 beginning of period                30,831             11,433
                                  --------             ------
Cash and cash equivalents
 at end of period               $   13,879           $ 19,601
                                ==========           ========
Supplemental information:
  Cash paid for interest             5,641              7,104
  Cash paid for income taxes             0                 35
  Real estate acquired in
   settlement of loans               2,113            674

      PROVIDENT FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
      SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1996

Note 1: Basis of Presentation

The unaudited consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet data at June 30, 1996 is derived from audited financial statements of Provident Financial Holdings, Inc. (The Company). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 1996 (File No. 0-28304) of the Company. Certain amounts in the prior period's financial statements may have been reclassified to conform to the current period's presentation.

Effective July 1, 1996 the Company adopted SFAS No. 122, Accounting for Mortgage Servicing Rights, which amended SFAS No. 65. SFAS No. 122 requires the Company to allocate the total cost of all mortgage loans sold, whether originated or purchased, to mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. SFAS No. 122 is to be applied prospectively. The adoption of this statement did not have a material impact the Company's results of operation or financial condition, since the overwhelming majority of loans are sold on a servicing released basis.

Note 2: Earnings Per Share

Presentation of earnings per share is not meaningful for any periods prior to June 30, 1996, inclusive, due to the closing of the Company's initial public offering on June 27, 1996.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc. (the Company) is a Delaware corporation which was organized in January, 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. (the Savings Bank) upon the latter's conversion from a federal mutual to a federal stock savings bank (Conversion). The conversion was completed on June 27, 1996. The Company operates primarily in one business segment - attracting customer deposits to originate loans secured primarily by mortgages on residential real estate. The segment includes ancillary activities related to real estate lending such as mortgage banking and real estate development. The Savings Bank is a federally chartered savings bank founded in 1956 whose deposits are insured by the FDIC under the Savings Association Insurance Fund (SAIF). The Savings Bank conducts business from its main office in Riverside, California and its eight branch offices. Through the operations of its Profed Mortgage Division (Profed), the Savings Bank has expanded its retail lending market to include a larger portion of Southern California and Southern Nevada. Profed operates four offices within the Savings Bank's retail branch facilities and five free-standing loan production offices, two of which include wholesale loan departments.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements. The operating results of the Company depend primarily on its net interest income, its non-interest income (principally from mortgage banking activities) and its non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolio and its cost of funds, which consist of interest paid on deposits and borrowings. Non-interest income is comprised of income from mortgage banking activities, gain on the occasional sale of assets and miscellaneous fees and income. The contribution of mortgage banking activities to the Company's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy. The Company's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses, and other operating costs. As more fully explained below, the Savings Bank incurred a one-time assessment to recapitalize the SAIF during the most recent quarter. Non-interest expenses related to mortgage banking activities include compensation and benefits, occupancy and equipment expenses, telephone and other operating costs, all of which are related to the volume of loans originated. The Company's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.

Recent Developments and Significant Events

On September 30, 1996 the Savings Bank recorded the effect of the one-time, special assessment to be paid by institutions whose deposits accounts are insured by the Savings Association Insurance Fund ("SAIF"). The Bank's deposits are SAIF insured.

The one-time assessment, designed to shore up the undercapitalized SAIF, is a key banking provision contained in the Omnibus Appropriations Bill signed by President Clinton on September 30, 1996. The legislation calls for an assessment equal to 65.7 basis points of an institution's assessable deposits as of March 31, 1995, payable on November 29, 1996. The legislation lowers SAIF premiums from the current minimum of 23 cents per $100 to approximately six and a half cents per $100 beginning in January, 1997.

The Federal Deposit Insurance Corporation has notified the Company that the pre-tax assessment will be $3.2 million. Based on an estimated effective tax rate of 41.7%, the after-tax charge is expected to be approximately $1.9 million. The payment of the special assessment will not change the Bank's categorization as a "well capitalized" institution under Federal regulations.

Comparison of Financial Condition at September 30 and June 30, 1996

Total assets decreased by $4.7 million, or 0.8%, from $584.9 million at June 30, 1996 to $580.2 million at September 30, 1996. This decline was chiefly the result of a $3.7 million, or 0.8%, contraction in total deposits from $479.4 million at June 30, 1996 to $475.6 million at September 30, 1996 and the maturities of FHLB advances. FHLB advances declined $1.8 million (20.4%) to $6.8 million on September 30, 1996 from $8.6 million on June 30, 1996.
The decline in deposits was the result of management's decision to contain interest costs on deposits in the face of increased competition.

Loans receivable-held for sale declined $24.9 million, or 50.2%, to $24.7 million at September 30, 1996 from $49.6 million at June 30, 1996 primarily as a result of an increased level of loan sales. Loans receivable-net declined by $301,000 (0.1%) to $452.6 million at September 30, 1996 from $452.9 million at June 30, 1996, as origination of portfolio loans essentially offset amortization and payoffs.

Investment securities held to maturity rose by $36.6 million, or 135.1%, to $63.8 million at September 30, 1996 from $27.1 million at June 30, 1996 as a portion of the proceeds from the initial public offering (completed on June 27, 1996) together with loan sales proceeds were invested in U.S. Government and agency securities. Conversely, overnight deposits (which include Federal Funds Sold) declined $20.7 million or 87.0%, to $3.1 million at September 30, 1996 from $23.8 million on June 30, 1996 as funds were shifted into higher yielding investments.

Comparison of Operating Results for the Quarters ended September 30, 1996 and
1995

Net income decreased from $513,000 for the quarter ended September 30, 1995 to a loss of $1.1 million for the quarter ended September 30, 1996. The most recent quarter's results include a charge of $3.2 million ($1.9 million after tax) for the assessment resulting from the recapitalization of the Savings Association Insurance Fund (SAIF). Without this special one-time assessment, the Company would have reported net earnings of $764,000 for the quarter ended September 30, 1996. Year to year operating results were primarily affected by an increase in net interest income, increases in gains on sales of loans and operating expenses associated with the loan origination function. Net interest income increased $909,000, or 22.9%, from $4.0 million for the quarter ended September 30, 1995 to $4.9 million for the quarter ended September 30, 1996. This increase was due, in large part, to a $50.2 million increase in the Company's average balance of net interest-earning assets, the result of the completion of the initial public offering on June 27, 1996. In addition, the Company continued to benefit from a reduction in rates paid on interest-bearing liabilities.

Interest Income. The average balance of investment securities, daily interest-bearing deposits and FHLB stock increased by $42.6 million in the quarter ended September 30, 1996, and interest income from those investments rose by $562,000 for the September, 1996 quarter compared to 1995. The average yield on investment securities held to maturity declined from 6.30% in September, 1995 to 5.54% in 1996, which reflects the investment of a portion of the conversion proceeds in lower yielding short-term investments as well as a tightening of the yield curve. The average yield on interest bearing deposits rose from 3.71% for the quarter ended September 30, 1995 to 4.74% for the quarter ended September 30, 1996 as a result of an increase in the level of Fed Fund rates. Earnings on FHLB stock increased by $18,000 reflecting an increase of $243,000 in the average balance of FHLB stock for the quarter ended September 30, 1996 and a 126 basis point increase in the average yield on that stock.

Loan interest income declined by $509,000, or 5.1%, to $9.5 million in the quarter ended September 30, 1996 from $10.0 for the similar period in the prior fiscal year. The majority of this decline is attributable to a reduction in the level of loans receivable-net, including loans held for sale. As further explained below, loan sales exceeded loans originated for sale resulting in a reduction in the average balance of loans receivable-net to $485.9 million for the first quarter of fiscal 1997 from $506.6 million for the first quarter of fiscal 1996. As a consequence of a generally lower rate environment which reduced the average COFI rate, the yield on loans receivable-net fell to 7.82% for the quarter ended September 30, 1996 from 7.90% for the quarter ended September 30, 1995.

Interest Expense.   Interest expense for the quarter ended September 30, 1996
was $5.7 million compared to $6.5 million for the comparable period in 1995, a decrease of $856,000, or 13.1%. This decrease is attributable, almost equally, to a decrease in average interest-bearing liabilities, particularly FHLB advances, and a decline in the rates paid on those balances. Average deposits declined $10.6 million, or 2.2%, in 1996 as a result of the initial public offering, while the rate paid on deposits declined from 5.02% in the quarter ended September 30, 1995 to 4.65% in the quarter ended September 30, 1996. Average FHLB advances totaled $25.5 million during the quarter ended September 30, 1995 compared to $7.9 million of the quarter ended September 30, 1996, resulting in a $287,000 decline in related interest expense. The average rate paid on these advances decreased from 6.39% for the quarter ended September 30, 1995 to 6.05% for the comparable period in 1996. The decline in FHLB advances reflects management's decision not to replace maturing advances in light of the proceeds raised in the initial public offering.

The following tables provide additional comparative data on the Company's average balances and rate/volume changes:

                                     Quarter Ending
                                         9/30/96
                         ---------------------------------------
                                                        Average
                                 Average                    Yield/
                                 Balance     Interest     Cost
Interest-earning assets:
 Loans receivable, net (1)      $485,860     $  9,495     7.82%
 Investment securities            52,288          723     5.54
 FHLB stock                        4,640           69     5.94
Interest-earning deposits         23,323          277     4.74
                                 --------      ------
Total interest-earning
      assets                     566,111       10,564     7.47
                                ---------      -------
Non-interest-earning assets       21,991
                                ---------
    Total assets                $588,102
                                =========
Interest-bearing liabilities:
 Passbook accounts                51,102          386     3.02
 Demand and NOW accounts         108,792          968     3.56
 Certificate accounts            317,683        4,203     5.29
                                --------        ------
    Total deposits               477,577        5,557     4.65
FHLB advances                      7,901          120     6.05
Other borrowings                      11            0     0.00
                                ---------       ------
Total interest-bearing
     liabilities                 485,489        5,677     4.68
Non-interest-bearing liabilities  16,372
                                 -------
     Total liabilities           501,861
                                 --------
Retained earnings                 86,241
                                 --------
Total liabilities and
      retained earnings         $588,102
                                ========
Net interest income                            $4,887
                                               ======
     Interest rate spread (2)                             2.79%
     Net interest margin (3)                              3.45%
     Ratio of average interest-earning
      assets to average interest-bearing
      liabilities                                       116.61%
Return on Assets                                         (0.76%)
Return on Equity                                         (5.18%)
                                     Quarter Ending
                                         9/30/95
                         ---------------------------------------
                                                        Average
                                 Average                    Yield/
                                 Balance     Interest     Cost
Interest-earning assets:
 Loans receivable, net (1)        $506,597     $10,004    7.90%
 Investment securities              22,721         358    6.30
FHLB stock                           4,397          51    4.68
 Interest-earning deposits          10,538          98    3.71
                                 ---------     -------
    Total interest-earning
      assets                       544,253      10,511    7.73
                                 ---------
Non-interest-earning assets         22,667
                                 ---------
    Total assets                  $566,920
                                 =========
Interest-bearing liabilities:
 Passbook accounts                  51,262         444    3.47
 Demand and NOW accounts           112,293       1,142    4.07
 Certificate accounts              324,665       4,538    5.59
                                  --------      -------
    Total deposits                 488,220       6,124    5.02

FHLB advances                       25,459         407    6.39
Other borrowings                       165           2    6.14
                                   --------      -----
    Total interest-bearing
     liabilities                   513,844       6,533    5.09

Non-interest-bearing liabilities    16,112
                                  --------
Total liabilities                  529,956
                                  --------
 Retained earnings                  36,964
                                  --------
     Total liabilities and
      retained earnings           $566,920
                                  =========
Net interest income                             $3,978
                                                =====
     Interest rate spread (2)                             2.64%
     Net interest margin (3)                              2.92%
     Ratio of average
       interest-earning
       assets to average
       interest-bearing
       liabilities                  105.92%
Return on Assets                      0.36%
Return on Equity                      5.55%
_________________________
(1) Includes loans available for sale
(2) Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

          Quarter Ended September 30, 1996 Compared to
                    Quarter Ended September 30, 1995

                          Increase (Decrease) Due to
                          ---------------------------

                                              Rate/
                      Rate       Volume       Volume        Net
                      -----      ------       ------       ----

Interest income:
   Loans
    receivable (1) $  (103)   $   (410)    $      4     $  (509)
   Investment
    securities         (43)        465          (56)        366
   FHLB stock           14           3            1          18
Interest-bearing
    deposits            27         118           33         178
                       ----        ----         ----       -----
    Total net change
     in income on
     interest-earning
     assets           (105)        176           (18)         53
                      -----       ----          -----         --
Interest-bearing
 liabilities:
   Passbook accounts   (57)         (1)            0        (58)
   Demand and NOW
    accounts          (143)        (36)            4       (175)
   Certificate
    accounts          (242)        (98)            6       (334)
   FHLB advances       (21)       (280)           15       (286)
   Other borrowings     (3)         (2)            2         (3)
                      -----         ---           ---      ------
     Total net change
      in expense on
      interest-bearing
      liabilities     (466)       (417)           27       (856)
                     -----         ----          ---       ----
Net change in net
 interest income    $  361    $    593      $   (45)     $  909
                    ======    ========      =======      =======
------------------
(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, nonaccrual loans were included in the weighted average balance outstanding.

Provision for Loan Losses. For the quarter ended September 30, 1996, the Company's provision for loan losses was $254,000 compared to $264,000 for the quarter ended September 30, 1995, a decrease of $10,000. This decrease is primarily attributable to the consistency of the level of loan loss reserves as a percentage of gross loans receivable. At September 30, 1996, loan loss reserves as a percentage of gross loans receivable was 1.13%, compared to 1.14% at September 30, 1995. The allowance for loan losses, net of charge-offs, decreased by $227,000, to $5.2 million at September 30, 1996 from $5.5 million at June 30, 1996. The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans. Provisions for losses are charged against operations on a monthly basis as necessary to maintain the allowance at appropriate levels. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the portfolio. Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected due to economic, operating, regulatory, and other conditions beyond the control of the Company.

The following tables are provided to disclose additional detail on the Company's allowance for loan losses and asset quality (dollars in thousands):

                                For the Quarter Ended
                        September 30, 1996   September 30, 1995
                        ------------------   ------------------
Allowance at beginning
 of period               $       5,452         $       5,085

Provision for loan losses          254                   264

Recoveries:
Mortgage Loans:
     One-to-four family              1                    --
     Multifamily                     8                    78
     Commercial                     38                   250
     Construction                   --                    --
Consumer loans                      --                    --
Other Loans                         --                    --
                                    --                   ---
                                  ----                 -----
           Total recoveries         47                   328

Charge-offs:
Mortgage Loans:
     One-to-four family           (117)                  (10)
     Multifamily                  (102)                 (218)
     Commercial                   (309)                  (19)
     Construction                    0                    --
Consumer loans                       0                    --
Other Loans                          0                    --
                                 ------                 -----
           Total charge-offs      (528)                 (247)
                                 ------                 -----

           Net charge-offs        (481)                   81
                                 ------                 ----
           Balance at end of
            period       $       5,225        $        5,430
                                ======                ======
Allowance for loan losses
 as a percentage of gross
 loans outstanding at the
 end of the period                1.13%                1.14%

Net charge-offs as a
 percentage of average loans
 outstanding during the period   (0.40%)               0.02%

Allowance for loan losses
 as a percentage of nonperforming
 loans at the end of the period 157.43%              213.70%

Asset Quality. The following tables are provided to disclose additional details on asset quality (dollars in thousands):

                       At September 30, 1996    At June 30, 1996
Loans accounted for
 on a non-accrual
 basis:
Mortgage Loans:
  One-to-four family          $ 2,840                $ 3,511
  Multifamily                     411                    798
  Commercial                        0                      0
  Construction                      0                      0
Consumer Loans                     68                    108
Other Loans                         0                      0
                               ------                 ------
           Total                3,319                  4,417

Accruing loans which are
 contractually past due
 90 days or more:
Mortgage Loans:
  One-to-four family                0                      0
  Multifamily                       0                      0
  Commercial                        0                      0
  Construction                      0                      0
Consumer loans                      0                      0
Other Loans                         0                      0
                                  ---                    ---
           Total                    0                      0
                                  ---                    ---
Total of nonaccrual and
 90 days past due loans        3,319                   4,417

Real estate owned              3,053                   2,711
                               -----                   -----
           Total nonperforming
             assets           $6,372                  $7,128
                              ======                  ======
Restructured loans            $4,939                  $4,905

Nonaccrual and 90 days or
 more past due loans as
 a percentage of portfolio
 loans receivable, net          0.73%                  0.98%

Nonaccrual and 90 days or
 more past due loans as a
 percentage of total assets    0.57%                   0.76%

Nonperforming assets as a
 percentage of total assets    1.10%                   1.22%

The Company addresses loans individually and identifies impairment when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing. Factors considered in determining impairment include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions. The Company measures each impaired loan based on the fair value of its collateral and charges off those loans or portions of loans deemed uncollectible.

Non-interest Income. Non-interest income increased $325,000, or 19.4%, from $1.7 million in the first quarter of fiscal 1996 to $2.0 million in the first quarter of fiscal 1997. This increase was primarily due to a $281,000 increase in the net gains from sales of loans, resulting from an increase in the level of loans sold. During the quarter ended September 30, 1996, loans sold aggregated $106.8 million, compared to $85.1 million for the similar period last year. The overwhelming majority of sold loans continue to be on a servicing released basis.

Non-interest Expenses. Non-interest expenses increased $4.2 million, or 98.5%, to $8.5 million in the most recent quarter compared to $4.3 million for the same period last year. As previously discussed, the one-time special assessment to recapitalize the SAIF increased deposit insurance premiums by $3.2 million to $3.5 million for the quarter ended September 30, 1996 compared to $319,000 for the quarter ended September 30, 1995. Increases in salaries and employee benefits, premises and occupancy, and other expenses are primarily attributable to efforts to increase the level of loan production. A small portion of the increase in other expenses is related to increased legal and accounting expenses associated with operations as a public company.

Income taxes. Income tax benefit was $767,000 for the quarter ended September 30, 1996 (resulting in an effective tax rate of 40.7%) compared to a tax expense of $585,000 for the quarter ended September 30, 1995 (resulting in an effective tax rate of 53.3%). The Company has a California net operating loss carry forward which is reduced by 50% in future tax years. As a result, the Company did not tax benefit its loan and tax losses during the first quarter of fiscal 1996, thereby increasing the effective tax rate.

Loan Origination Volumes. The following table is provided to disclose additional detail related to the volume of loans originated (dollars in thousands):
                                For the Quarter Ended
                                    September 30,
                                ---------------------
                            1996                   1995
                           ------                 ------
Loans originated for Sale
   Retail originations    $ 33,373               $32,836
   Wholesale originations   49,479                60,846
                           -------               -------
 Total loans originated
   for sale                 82,852                93,682
Loans sold:
   Servicing released      105,215                84,825
   Servicing retained        1,539                   279
                           --------             --------
     Total loans sold      106,754                85,104

Loans originated for Portfolio:
 Mortgage loans:
     One-to-four family     10,082                7,190
     Multifamily               292                1,380
     Commercial                  0                    0
     Construction loans        409                    0
Consumer                     1,491                  806
Other loans                      0                    0
                            ------               ------
  Total loans originated
   for Portfolio            12,274                9,376

Loans purchased:
   Mortgage loans:
       One-to-four family      219                  198
        Commercial               0                    0
                           -------             --------
   Total loans purchased       219                  198

Mortgage loan principal
  repayments                13,405               14,331

Real estate acquired in
     settlement of loans     2,113                  674

Increase (decrease) in
 other items, net (1)        1,701                 (982)
                          --------              --------
Net (decrease) increase
 in loans receivable, net $(25,226)             $ 2,165
                          =========            =========
(1) Includes changes in accrued interest, loans in process, discounts and loan loss reserves.

Liquidity and Capital Resources. The Company's primary source of funds are deposits, proceeds from loan principal and interest payments and sales of loans, the maturity of and interest income on investment securities, and FHLB advances. The Savings Bank has a credit line available with the Federal Home Loan Bank of San Francisco of 30% of total assets, which, on September 30, 1996 permitted additional advances up to $161.2 million. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The primary investing activity of the Company is the origination of mortgage loans through the Savings Bank. During the quarter ended September 30, 1996, the Savings Bank originated a total of $95.1 million in loans. This activity was funded primarily by loan sales and repayments on loans and securities. For the quarter ended September 30, 1996 loans sales aggregated $106.8 million and loan principal repayments totaled $13.4 million. FHLB advances decreased $1.8 million, for the same quarter and net deposits declined $3.7 million. Investment securities and overnight deposits increased by a net $15.9 million.

By regulation, the Savings Bank must maintain liquidity of 5% of deposits and short-term borrowings. Liquidity is measured by cash and readily marketable securities which are not committed, pledged, or required to liquidate specific liabilities. The Savings Bank's average liquidity ratio for September 30, 1995 and 1996 were 7.72% and 12.53%, respectively.

The Savings Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Savings Bank must meet certain specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk-weightings, and other factors. The Savings Bank's actual and required capital amounts and ratios as of September 30, 1996 are as follows:

                         Amount          Percent

Tangible Capital         $55,819          10.03%
Requirement                8,344           1.50
                         -------          ------

Excess over requirement  $47,475           8.53%
                         =======           =====

Core Capital             $55,819          10.03%
Requirement               16,688           3.00
                        --------          ------
Excess over
 requirement             $39,131           7.03%
                         =======          =====

Risk Based Capital       $60,231          17.10%
Requirement to Be
 "Well Capitalized"       28,174           8.00
                         -------         -------
Excess over
 requirement             $32,057           9.10%
                         =======         =======
Management believes that under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

PART II - FINANCIAL INFORMATION


Item 1.    Legal Proceedings

From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.


Item 2.    Changes in Securities

Not Applicable.


Item 3.    Defaults Upon Senior Securities

Not Applicable.


Item 4.  Submission of Matters to a Vote of Stockholders

Not Applicable.

Item 5.              Other Information

Not Applicable.


Item 6.    Exhibits and Reports on Form 8-K

a)   Exhibits:

      Exhibit 27 - Financial data schedule

b)   Reports on form 8-k

      None.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Provident Financial Holdings, Inc.

                         /s/ Craig G. Blunden
November 6, 1996         ------------------------------------
                         Craig G. Blunden
                         President and Chief Executive Officer
                         (Principal Executive Officer)


                         /s/ Karl P. Zalazowski
November 6, 1996         ------------------------------------
                         Karl P. Zalazowski
                         Chief Financial Officer
                         (Principal Financial and Accounting
                          Officer)