Form 10-Q
period 1996-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 1997-02-14
CIK 1010470

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended . . . . . . . . . . . . December 31, 1996
                                                            -----------------
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from _________________to_________________

                        Commission File Number 0-28304

                       PROVIDENT FINANCIAL HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                      33-0704889
-------------------------------                    -----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

            3756 Central Avenue      Riverside, California 92506
           ------------------------------------------------------
           (Address of principal executive offices and zip code)

                              (909) 686-6060
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

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
     (1)  Yes   x    No
             ------     ------

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of class:                    As of January 31, 1997
          --------------                     ----------------------
     Common stock, $.01 par value              5,125,215 shares *

          *Includes 385,490 shares held by employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts.

                PROVIDENT FINANCIAL HOLDINGS, INC.
                         Table of Contents
PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition
         as of December 31, 1996 and June 30, 1996 . . . . . . . . . . . .  1

         Consolidated Statements of Operations
         for the quarter and six months ended December 31, 1996 and 1995 .  2

         Consolidated Statement of Changes in Stockholder's Equity
         for the  six  months ended December 31, 1996  . . . . . . . . . .  3

         Consolidated Statements of Cash Flows
         for the quarter and six months ended December 31, 1996 and 1995 .  4

         Selected Notes to Consolidated Financial Statements . . . . . . .  5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

         General . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

         Comparison of Financial Condition at December 31 and June 30,
         1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

         Comparison of Operating Results for the Quarter and Six Months
         ended December 31, 1996 and 1995. . . . . . . . . . . . . . . . .  7

         Asset Quality . . . . . . . . . . . . . . . . . . . . . . . . . . 12

         Liquidity and Capital Resources . . . . . . . . . . . . . . . . . 14

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 16

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . 16

     Item 3.  Defaults upon Senior Securities. . . . . . . . . . . . . . . 16

     Item 4.  Submission of Matters to a Vote of Stockholders. . . . . . . 16

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . 16

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

EXHIBIT 27 - FINANCIAL DATA SCHEDULE . . . . . . . . . . . . . . . . . . . 18

                 PROVIDENT FINANCIAL HOLDINGS, INC
          Consolidated Statements of Financial Condition
                            (Unaudited)
                       Dollars in Thousands

                                                December 31,  June 30,
                                                    1996        1996

ASSETS
  Cash                                          $  12,242      $  7,031
  Overnight Deposits                                2,000        23,800
  Investment Securities-held to maturity           56,589        27,118
     Available for sale, at fair market value         625           -
  Loans Receivable-net                            461,545       452,945
  Loans Receivable-held for sale                   33,505        49,612
  Accrued Interest Receivable                       3,211         3,083
  Real Estate Available for Sale                    5,649         5,779
  Federal Home Loan Bank Stock                      4,732         4,590
  Premises and Equipment                            6,939         7,058
  Prepaid Expenses and Other Assets                 4,156         3,831
                                                 ----------------------
          TOTAL ASSETS                           $591,193      $584,847
                                                 ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Non-interest bearing Deposits                  $  1,775      $  2,106
  Interest-bearing Deposits                       484,913       477,268
  Borrowings                                        6,828         8,578
  Accounts Payable and Other Liabilities           11,519        10,925
                                                 ----------------------
          TOTAL LIABILITIES                       505,035       498,877

  Preferred stock, $.01 par value; authorized
    2,000,000 shares; none issued and
    outstanding Common stock, $.01 par value;
    authorized 15,000,000 shares; issued and
    outstanding 5,125,215 at December 31, 1996
    and June 30, 1996                                  51            51
  Additional Paid-in Capital                       49,759        49,742
  Retained Earnings                                39,791        40,129
  Unearned ESOP shares                             (3,847)       (3,952)
          Unrealized gain on securities
            available for sale, net of tax            404           -
                                                -----------------------
          TOTAL STOCKHOLDERS' EQUITY              86,158         85,970
                                                -----------------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                $591,193       $548,847
                                                =======================

                 PROVIDENT FINANCIAL HOLDINGS, INC
               Consolidated Statements of Operations
                            (Unaudited)
          Dollars in Thousands, Except Earnings Per Share

                                     Three Months Ended   Six Months Ended
                                        December 31,        December 31,
                                     1996       1995       1996        1995
Interest Income
  Loans                            $ 9,509    $ 9,986    $19,004     $19,990
  Investment Securities              1,113        565      2,183       1,072
                                   -------    --------    -------     -------
     Total Interest Income          10,622     10,551     21,187      21,062
Interest Expense
  Deposits                           5,714      6,272     11,271      12,396
  Borrowings                            99        313        219         741
                                   -------    -------    -------     -------
     Total Interest Expense          5,813      6,585     11,490      13,137

Net Interest Income                  4,809      3,966      9,697       7,925

Provision for Loan Losses              450        676        704         940
                                   -------    -------    -------     -------
Net Interest Income after
  Provision for Loan Losses          4,359      3,290      8,993       6,985

Non-Interest Income
  Loan Servicing and Other Fees        782        626      1,412       1,275
  Gains from Sales of Loans          1,127      1,175      2,177       1,944
  Other                                273        333        592         589
                                   -------    -------    -------     -------
     Total non-interest income       2,182      2,134      4,181       3,808
Non-interest Expenses
  Salaries and employee benefits     3,061      2,701      6,159       5,222
  Premises and occupancy               502        491      1,021         958
  SAIF Insurance premiums              314        318      3,858         637
  Telephone                             93        132        200         227
  Other                              1,132      1,022      2,400       1,863
     Total Operating and           -------    -------    -------     -------
       Administrative Expenses       5,102      4,664     13,638       8,907
  Real Estate Operations, net          102        152         83         180
                                   -------    -------    -------     -------
     Total non-interest expenses     5,204      4,816     13,721       9,087

Income (Loss) Before Taxes           1,337        608       (547)      1,706

Provision (Benefit) for Income
  Taxes                                559        258       (208)        843
                                   -------    -------    -------     -------
Net Income (Loss)                  $   778    $   350    $  (339)    $   863
                                   =======    =======    =======     =======

Earnings Per Share                 $  0.16        N/A    $ (0.07)        N/A
                                   =======    =======    =======     =======
Weighted Average Shares
  Outstanding                    4,737,021        N/A  4,733,520         N/A
                                 =========    =======  =========     =======
Return on Assets                      0.53%      0.24%     (0.11%)      0.30%
Return on Equity                      3.64%      3.77%     (0.79%)      4.56%

                      PROVIDENT FINANCIAL HOLDINGS, INC.
                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)
                             Dollars in Thousands
              For the Six Months Ended December 31, 1996 and 1995


                                                            Unrealized
                                                            Gain
                          Additional             Unearned   (loss)
                 Common   Paid-in     Retained   ESOP       on AFS
       Shares    Stock    Capital     Earnings   Shares     Securities   Total
       -----------------------------------------------------------------------

Balance
 at
 June
 30,
 1996  5,125,215  $51      $49,742    $40,130    $(3,952)             $85,971

Release
 of
 ESOP
 shares                        17                    105                  122

Net loss                                 (339)                           (339)

Unrealized
 Gain
 on
 Securities
 Available
 for
 Sale,
 Net of
 Tax                                                           404        404
       ----------------------------------------------------------------------
Balance
 at
 December
 31,
 1996  5,125,215  $51      $49,759    $39,791    $(3,847)     $404    $86,158
       ======================================================================

                      PROVIDENT FINANCIAL HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                             Dollars in Thousands

                                      Three Months Ended     Six Months Ended
                                         December 31,          December 31,
                                        1996       1995       1996      1995
Cash flows from operating activities:
  Net income (loss)                    $  778    $   350    $  (339)  $   863
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization         264        285        548       536
    Amortization of loan fees              16        (35)         5      (118)
    Provision for loan losses             450        676        704       940
    Provision for losses on real estate   162        124        208       160
    Gain on sale of loans              (1,127)    (1,175)    (2,177)   (1,944)
    Increase in accounts payable
     and other liabilities             (1,263)     2,176        594     5,721
    Increase in prepaid expenses and
     other assets                        (605)      (624)    (1,219)   (1,356)
    Loans originated for sale         (86,709)  (120,923)  (169,561) (214,605)
    Proceeds from sale of loans        79,018    109,861    187,845   195,497
                                     --------   --------   --------   -------
    Net cash provided by (used for)
     operating activities              (9,017)    (9,285)    16,608   (14,306)
Cash flows from financing activities:
  Net increase (decrease) in NOW,
   passbook and money market
   deposits                            15,672      3,586     15,811     2,174
  Net increase (decrease) in
   term deposits                       (4,609)    (2,420)    (8,497)    9,732
  Repayment of Federal Home Loan
   Bank Advances                            0     (6,500)    (1,750)  (25,500)
  Proceeds from Federal Home Loan
   Bank Advances                            0      6,500          0    12,500
  Net increase (decrease) in
   securities sold under
   agreements to repurchase                 0          0          0    (1,985)
                                    ---------    -------    -------   -------
    Net cash used for financing
     activities                        11,063      1,166      5,564    (3,079)

Cash flows from investing activities:
  Net (increase) decrease in
   loans receivable                   (11,385)     1,857    (13,365)    7,770
  Maturity of investment securities
   held-to-maturity                    66,832     42,790    143,445    96,302
  Purchases of investment securities
   held-to-maturity                   (59,666)   (51,552)  (172,917)  (97,186)
  Proceeds from disposal of real
   estate                               2,334      2,460      3,996     6,211
  Purchases of premises and
   equipment, net of
   proceeds from sales                   (250)       (87)      (449)     (195)
  Other                                   452       (887)       529      (887)
                                     --------    -------   --------   -------
    Net cash (used for) provided
     by investing activities           (1,683)    (5,419)   (38,761)   12,015
                                     --------    -------   --------   -------
    Net (decrease) increase in
     cash and cash equivalents            363    (13,538)   (16,589)   (5,370)

Cash and cash equivalents at
 beginning of period                   13,879     11,433     30,831    11,433
Cash and cash equivalents at        ---------   --------   --------  --------
 end of period                      $  14,242   $ (2,105)  $ 14,242  $  6,063
                                    =========   ========   ========  ========
Supplemental information:
  Cash paid for interest                5,662      6,099     11,303    13,203
  Cash paid for income taxes                0        809          0       844
  Real estate acquired in
   settlement of loans                  2,148        510      4,261     1,184

             PROVIDENT FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1996

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

Effective July 1, 1996 the Company adopted SFAS No. 122, Accounting for Mortgage Servicing Rights, which amended SFAS No. 65. SFAS No. 122 requires the Company to allocate the total cost of all mortgage loans sold, whether originated or purchased, to mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. SFAS No. 122 is to be applied prospectively. The adoption of this statement did not have a material impact the Company's results of operation or financial condition, since the overwhelming majority of loan's are sold on a servicing released basis.

Note 2: Earnings Per Share

Presentation of earnings per share is not meaningful for any periods prior to June 30, 1996, inclusive, due to the closing of the Company's initial public offering on June 27, 1996.

Note 3

On September 30, 1996 Federal legislation which recapitalized the Savings Association Insurance Fund ("SAIF") through a special one-time assessment was enacted. This special assessment, at a rate of 65.7 basis points, was based on the company's deposits as of March 31, 1995. For the quarter ended September 30, 1996, the Company recorded an expense of approximately $3.2 million for this special assessment. Starting in January, 1997, the amount paid to the insurance fund has been reduced to a minimum of 6.5 basis points, as compared to the previous minimum of 23 basis points.

Note 4

On October 10, 1996 the Company acquired certain tangible assets of Pacific Sunbelt Mortgage (PSM) for a total consideration of $111,000. Pacific Sunbelt Mortgage, an Orange County based mortgage company, specializes in the home builder's market; it retains its own name but operates as a division of the Company's mortgage banking operations.

                                    -5-
PAGE

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Provident Financial Holdings, Inc. (the Company) is a Delaware corporation which was organized in January, 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. (the Savings Bank) upon the latter's conversion from a federal mutual to a federal stock savings bank (the "Conversion"). The conversion was completed on June 27, 1996. The Company operates primarily in one business segment - attracting customer deposits to originate loans secured primarily by mortgages on residential real estate.
The segment includes ancillary activities related to real estate lending such as mortgage banking and real estate development. The Savings Bank is a federally chartered savings bank founded in 1956 whose deposits are insured by the FDIC under the Savings Association Insurance Fund (SAIF). The Savings Bank conducts business from its main office in Riverside, California and its eight branch offices. Through the operations of its Profed Mortgage Division (Profed), the Savings Bank has expanded its retail lending market to include a larger portion of Southern California and Southern Nevada. Profed operates four offices within the Savings Bank's retail branch facilities and seven free-standing loan production offices, two of which include wholesale loan departments.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements. The operating results of the Company depend primarily on its net interest income, its non-interest income (principally from mortgage banking activities) and its non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolio and its cost of funds, which consist of interest paid on deposits and borrowings. Non-interest income is comprised of income from mortgage banking activities, gain on the occasional sale of assets and miscellaneous fees and income. The contribution of mortgage banking activities to the Company's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy. The Company's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses, and other operating costs. The Savings Bank incurred a one-time assessment of $3.2 million to recapitalize the SAIF during the quarter ended September 30, 1996. Non-interest expenses related to mortgage banking activities include compensation and benefits, occupancy and equipment expenses, telephone and other operating costs, all of which are related to the volume of loans originated. The Company's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.

Comparison of Financial Condition at December 31 and June 30, 1996
Total assets increased by $6.4 million, or 1.1% from $584.8 million at June 30, 1996 to $591.2 million at December 31, 1996. This increase was chiefly the result of an $8.6 million, or 1.9% increase in Loans Receivable-net from $452.9 at June 30, 1996 to $461.5 at December 31, 1996 as the company leveraged its net worth by directing a larger percentage of loan originations to its portfolio. This expansion was funded by an increase in deposits, which rose by $7.3 million (1.5%) to $486.7 million at December 31, 1996 from $479.4 million at June 30, 1996. This increase in deposits was the result of management's decision to increase specific account maturity ranges.

Investment Securities-held to maturity increased $29.5 million, or 108.7%, to $56.6 million at December 31, 1996 from $27.1 million at June 30, 1996. This increase was a result of a portion of the proceeds of the initial public offering (completed on June 27, 1996) shifting from Overnight Deposits; this latter category declined $21.8 million, or 91.6% from $23.8 million at June 30, 1996 to $2.0 million at December 31, 1996.

Investment Securities Available for Sale increased to $625,000 at December 31, 1996 from $0 at June 30, 1996 as the result of management's election to reclassify the Company's holdings of FHLMC and FNMA stock.

Loan Receivable-held for sale declined $16.1 million (32.5%), from $49.6 million at June 30, 1996, to $33.5 million at December 31, 1996. This decline was the result of reduced loan demand in the Company's lending territory and the seasonality of such demand. Proceeds from this decline were used to increase the Company's holdings of cash and investment securities.

Comparison of Operating Results for the Three and Six Months ended December 31, 1996 and 1995
The company's net earnings for the three months ended December 31, 1996 and 1995 were $778,000 and $350,000, respectively, while for the six months ended December 31, 1996 and 1995 the Company recorded a net loss of $339,000 and net earnings of $863,000, respectively. The six month period in 1996 included a charge of $3.2 million ($1.9 million after tax) for the assessment resulting from the recapitalization of the Savings Association Insurance Fund (SAIF). Without this special one-time assessment, the Company would have reported net earnings of $1.6 million for the six months ended December 31, 1996. Earnings per share were $0.16 per share for the quarter ended December 31, 1996 and ($0.07) per share for the six months ended December 31, 1996 ($0.33 per share without the SAIF assessment). Since the company converted to a stock charter at the end of June, 1996, earnings per share for periods prior to this date are not meaningful. Year-to-year operating results were primarily affected by an increase in net interest income tempered in part by increases in compensation and other operating and administrative expenses. The Company's net interest margin increased to 3.42% for the quarter ended December 31, 1996 compared to 2.86% for the quarter ended December 31, 1995. Net interest income increased $843,000 for the 1996 quarter, or 21.3%, and $1.8 million for the 1996 six month period, or 22.4%, compared to the same period in 1995.
This increase was due in large part to the completion of the initial public offering on June 27, 1996 which increased the Company's balance of net interest earning assets for both the 1996 quarter, $39.1 million, and six month period, $49.2 million, compared to the respective prior year periods.
In addition, the Company continued to benefit from a reduction in rates paid on interest-bearing liabilities.

Interest Income. Interest income increased by $71,000 (0.7%) to $10.6 million for the quarter ended December 31, 1996 from $10.5 million for the similar quarter last year. However, the average yield on interest earning assets declined to 7.55% for the quarter ended December 31, 1996 from 7.61% for the similar period last year. This decline resulted from the investment of conversion proceeds into lower yielding short term (i.e. one-to three-year) government and agency securities in order to retain sufficient liquidity for any possible acquisitions. The average balance of investment securities, interest-bearing deposits and FHLB stock increased $36.9 million, or 86.0%, (representing essentially the proceeds from the conversion) for the quarter ended December 31, 1996 and interest income from these investments rose by $548,000 (97.0%) compared to the same period last year. The average rate on investment securities rose by 3 basis points to 5.79% for the 1996 quarter compared to 5.76% for the 1995 quarter. The average yield on interest bearing deposits rose from 4.07% for the quarter ended December 31, 1995 to 4.41% for the quarter ended December 31, 1996 as a result of an increase in the level of Fed Fund rates. Earnings on FHLB stock increased by $15,000 for the quarter, the result of an increase in the average yield from 5.27% for the 1995 quarter compared to 6.29% for the 1996 quarter.

Loan interest income declined by $477,000, or 4.8%, to $9.5 million in the quarter ended December 31, 1996 compared to $10.0 million for the quarter ended December 31 ,1995. The majority of this decline is attributable to a reduction in the level of loans receivable-net, including loans held for sale. Beginning in the quarter ended December 31, 1996, management has undertaken a program to increase the level of portfolio loans. The recent rise in long-term interest rates is reflected in the 7 basis point rise in yield to 7.87% for the quarter ended December 31, 1996 from 7.80% in the same period last year.

For the six months ended December 31, 1996, interest income rose by $125,000, or 0.6%, to $21.2 million from $21.1 million for the quarter ended December 31, 1995. Principally as a result of a reduction in the yield curve and the investment of conversion proceeds in lower yielding and shorter term investment securities, the average yield on earning assets fell to 7.50% in the first half of fiscal 1997 compared to 7.73% in the first half of fiscal 1996. Average loans receivable, including those held for sale, declined to $485.4 million for the six months ended December 31, 1996 compared to $507.6 million for the six months ended December 31,1995, while the yield declined to 7.83% from 7.88%, respectively. The average balance of investment securities, interest-bearing deposits, and FHLB stock increased by $41.9 million, or 111.4%, to $79.5 million, while the interest income from those investments increased $1.1 million, or 103.6%, to $2.2 million in the six months ended December 31, 1996. The average yield on investment securities held to maturity declined 145 basis points to 5.64% in the six months ended December 31, 1996 compared to 7.09% for the six months ended December 31, 1995, reflecting the investment of a portion of the conversion proceeds in lower yielding investment securities as well as a tightening of the yield curve.

Interest Expense. Interest expense for the quarter ended December 31, 1996 was $5.8 million compared to $6.6 million for the comparable period in 1995, a decrease of $772,000, or 11.7%. Interest expense for the six months ended December 31, 1996 totaled $11.5 million compared to $13.1 for the similar period one year ago, a decrease of $1.6 million, or 12.5%. These decreases are attributable to a decrease in average interest-bearing liabilities, particularly FHLB advances, and a decline in the rates paid on those balances. Average deposits declined $17.8 million, or 3.6%, during the quarter compared to the prior year and $12.6 million, or 2.6%, for the semi-annual period while the rate paid on deposits declined from 5.04% during the quarter ended December 31, 1995 to 4.76% during the similar quarter in 1996 and from 5.00% to 4.70% during the two semi-annual periods. FHLB advances averaged $20.1 million during the quarter ended December 31, 1995 compared to $7.0 million for the quarter ended December 31, 1996 and $23.3 million compared to $7.4 million during the respective six month periods. The volume reductions on FHLB advances resulted in a $214,000, or 68.4%, decrease in related interest expense for the quarter compared to the prior year and a $501,000, or 69.6%, decrease for the six month period. The average rate paid on these advances declined from 6.24% for the quarter ended December 31, 1995 to 5.65% in the same quarter in 1996 and from 6.13% for the six months ended December 31, 1995 to 5.96% for the same period in 1996. The declines in FHLB advances reflect management's decision not to replace maturing advances in light of the proceeds raised in the initial public offering.

                                    -8-
PAGE

The following tables provide additional comparative data on the Company's average balances and rate/volume changes:

                                   Three Months Ended       Three Months Ended         Six Months Ended         Six Months Ended
                                        12/31/96                 12/31/95                  12/31/96                 12/31/95
                                ------------------------ ------------------------- ------------------------ -----------------------
                                                Average                  Average                   Average                  Average
                                Average          Yield/  Average          Yield/   Average          Yield/  Average          Yield/
                                Balance Interest Cost    Balance Interest Cost     Balance Interest Cost    Balance Interest Cost
Interest-earning assets:        ------- -------- ------- ------- -------- -------- ------- -------- ------- ------- -------- ------
 Loans receivable, net (1) . .  $483,268  $9,509  7.87% $512,040   $9,985  7.80%  $485,423 $19,004   7.83% $507,648 $19,990   7.88%
 Investment securities . . . .    61,166     885  5.79    27,389      394  5.76     57,076   1,609   5.64    21,193     752   7.09
 FHLB stock. . . . . . . . . .     4,696     746   .29     4,454      595   .27      4,677     143   6.10     4,429     110   4.97
 Interest-earning deposits . .    13,969     154  4.41    11,077      113  4.07     17,731     431   4.86    11,977     210   3.51
                                -------- -------  ----  --------  -------  ----   -------- -------   ----  -------- -------   ----
 Total interest-earning assets   563,099  10,622  7.55   554,960   10,551  7.61    564,907  21,187   7.50   545,247  21,062   7.73
                                -------- -------        --------  -------         -------- -------         -------- -------
Non-interest-earning assets. .    26,926                  20,452                    24,686                   21,160
                                --------                --------                  --------                 --------
   Total assets. . . . . . . .  $590,026                $575,412                  $589,593                 $566,407
                                ========                ========                  ========                 ========
Interest-bearing liabilities:
 Passbook accounts . . . . . .    53,554     351  2.62    52,356      509  3.89     52,327     737   2.82    51,440     953   3.68
 Demand and NOW accounts . . .   111,228     969  3.48   113,139    1,144  4.04    110,012   1,937   3.52   113,166   2,287   4.01
 Certificate accounts. . . . .   315,169   4,394  5.58   332,296    4,619  5.56    317,222   8,597   5.42   327,594   9,156   5.54
                                -------- -------        --------  -------         -------- -------         -------- -------
   Total deposits. . . . . . .   479,951   5,714  4.76   497,791    6,272  5.04    479,561  11,271   4.70   492,200  12,396   5.00

FHLB advances. . . . . . . . .     7,007     995   .65    20,078      313  6.24      7,365     219   5.96    23,292     720   6.13
Other borrowings . . . . . . .         0       0  0.00         0        0     0          0       0      0       996      21   4.17
Total interest-bearing          -------- -------        --------  -------         -------- -------         -------- -------
   liabilities . . . . . . . .   486,958   5,813  4.77   517,869    6,585  5.09    486,926  11,490   4.72   516,488  13,137   5.05

Non-interest-bearing liabilities  17,659                  20,396                    16,924                   12,079
                                --------                --------                  --------                 --------
   Total liabilities . . . . .   504,617                 538,265                   503,850                  528,567
                                --------                --------                  --------                 --------
Retained earnings. . . . . . .    85,409                  37,147                    85,743                   37,840
                                --------                --------                  --------                 --------
   Total liabilities and
   retained earnings . . . . .  $590,026                $575,412                  $589,593                 $566,407
                                ========                ========                  ========                 ========
Net interest income. . . . . .           $ 4,809                  $ 3,966                  $ 9,697                   $7,925
                                         =======                  =======                  =======                  =======
Interest rate spread (2) . . .                    2.78%                    2.52%                     2.78%                    2.68%
Net interest margin (3). . . .                    3.42%                    2.86%                     3.43%                    2.91%
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities.    115.64%                 107.16%                   116.02%                  105.57%
_______________
(1) Includes loans available for sale.
(2) Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-
    bearing liabilities.
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

                                        Three Months Ended December 31, 1996
                                                    Compared to
                                        Three Months Ended December 31, 1995
                                            Increase (Decrease) Due to
                                        -------------------------------------
                                                  Rate/
                                         Rate     Volume    Volume      Net
Interest income:
   Loans receivable (1) . . . . . . . . $  90    $ (561)    $  (6)    $ (477)
   Investment securities  . . . . . . .     2       486         3        491
   FHLB stock . . . . . . . . . . . . .    11         3         1         15
   Interest-bearing deposits  . . . . .    10        29         3         42
     Total net change in income         -----    ------     -----     ------
     on interest-earning assets . . . .   113       (43)        1         71
Interest-bearing liabilities:           -----    ------     -----     ------
   Passbook accounts  . . . . . . . . .  (166)       12        (4)      (158)
   Demand and NOW accounts  . . . . . .  (158)      (20)        3       (175)
   Certificate accounts . . . . . . . .    14      (238)       (1)      (225)
   FHLB advances  . . . . . . . . . . .   (27)     (204)       18       (213)
   Other borrowings . . . . . . . . . .     0         0         0          0
     Total net change in expense        -----    ------     -----     ------
     on interest-bearing liabilities. .  (337)     (450)       16       (771)
                                        -----    ------     -----     ------
Net change in net interest income . . . $ 450    $  407     $ (15)    $  842
                                        =====    ======     =====     ======
-----------------
(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, nonaccrual loans were included in the weighted average balance outstanding.

                                        Six Months Ended December 31, 1996
                                                  Compared to
                                        Six Months Ended December 31, 1995
                                            Increase (Decrease) Due to
                                        ------------------------------------
                                                  Rate/
                                         Rate     Volume    Volume      Net
Interest income:
   Loans receivable (1) . . . . . . . . $ (58)   $(438)     $   3     $ (493)
   Investment securities. . . . . . . .   (77)     636       (130)       429
   FHLB stock . . . . . . . . . . . . .    13        3         -          16
   Interest-bearing deposits. . . . . .    40       51         19        110
                                        -----    -----      -----     ------
     Total net change in income
     on interest-earning assets . . . .   (82)     252       (108)        62
                                        -----    -----      -----     ------
Interest-bearing liabilities:
   Passbook accounts. . . . . . . . . .  (110)       8         (2)      (104)
   Demand and NOW accounts. . . . . . .  (138)     (32)         4       (166)
   Certificate accounts . . . . . . . .  (102)    (144)         3       (243)
   FHLB advances. . . . . . . . . . . .   (10)    (244)         7       (247)
   Other borrowings . . . . . . . . . .   (10)     (10)        10        (10)
                                        -----    -----      -----     ------
     Total net change in expense
     on interest-bearing liabilities. .  (370)    (422)        22       (770)
                                        -----    -----      -----     ------
Net change in net interest income . . . $ 288    $ 674      $(130)    $  832
                                        =====    =====      =====     ======

Provision for Loan Losses. For the quarter ended December 31, 1996, the Company's provision for loan losses was $450,000 compared to $676,000 for the quarter ended December 31, 1995, a decrease of $226,000, or 33.4%. This decrease is primarily attributable to an increase in the level of loan loss reserves as a percentage of gross loans receivable. At December 31, 1996, loan loss reserves as a percentage of gross loans receivable was 1.18%, compared to 1.01% at December 31, 1995. The allowance for loan losses, net of charge-offs, increased by $778,000 (16.5%), to $5.6 million at December 31, 1996 from $4.8 million at December 31, 1995. The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans. Provisions for losses are charged against operations on a monthly basis as necessary to maintain the allowance at appropriate levels. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the portfolio. Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected due to economic, operating, regulatory, and other conditions beyond the control of the Company.

The following tables are provided to disclose additional detail on the Company's allowance for loan losses and asset quality (dollars in thousands):

                                          For the Six Months Ended
                                    December 31, 1996    December 31, 1995
                                    -----------------    -----------------
Allowance at beginning of period        $ 5,452              $ 5,085

Provision for loan losses                   704                  940
Recoveries:
Mortgage Loans:
     One-to-four family                       1                    5
     Multifamily                             14                  204
     Commercial                              38                  250
     Construction                             -                    -
Consumer loans                                -                    -
Other Loans                                   -                    -
     Total recoveries                        53                  459
                                        -------              -------
Charge-offs:
Mortgage Loans:
     One-to-four family                     236                   92
     Multifamily                            102                  991
     Commercial                             309                  627
     Construction                             0                    -
Consumer loans                                0                    -
Other Loans                                   0                    -
                                        -------              -------
     Total charge-offs                      647                1,710
                                        -------              -------
     Net charge-offs                        594                1,251
                                        -------              -------
     Balance at end of period           $ 5,562              $ 4,774
                                        =======              =======
Allowance for loan losses as a
percentage of gross loans outstanding
at the end of the period                   1.18%                1.01%

Net charge-offs as a percentage of
average loans outstanding during
the period                                 0.12%                0.25%

Allowance for loan losses as a
percentage of nonperforming loans
at the end of the period                 142.21%              108.28%

Asset Quality. The following tables are provided to disclose additional details on asset quality (dollars in thousands):

                                 At December 31, 1996     At June 30, 1996
                                 --------------------     ----------------
Loans accounted for on a
 non-accrual basis:
Mortgage Loans:
     One-to-four family               $ 2,654                $ 3,511
     Multifamily                          664                    798
     Commercial                           508                      0
     Construction                           0                      0
Consumer Loans                             85                    108
Other Loans                                 0                      0
                                      -------                -------
     Total                              3,911                  4,417
Accruing loans which are
 contractually past due
 90 days or more:
Mortgage Loans:
     One-to-four family                     0                      0
     Multifamily                            0                      0
     Commercial                             0                      0
     Construction                           0                      0
Consumer loans                              0                      0
Other Loans                                 0                      0
                                      -------                -------
     Total                                  0                      0
Total of nonaccrual and 90 days       -------                -------
 past due loans                         3,911                  4,417
Real estate owned                       2,596                  2,711
                                      -------                -------
     Total nonperforming assets       $ 6,507                $ 7,128
                                      =======                =======
Restructured loans                    $ 4,932                $ 4,905
                                      =======                =======
Nonaccrual and 90 days or more
 past due loans as a percentage
 of portfolio loans receivable,
 net                                     0.85%                  0.98%

Nonaccrual and 90 days or more
 past due loans as a percentage
 of total assets                         0.66%                  0.76%

Nonperforming assets as a
 percentage of total assets              1.10%                  1.22%

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

Non-interest Income. Non-interest income increased $48,000, or 2.2%, from $2.1 million in the second fiscal quarter of 1995 to $2.2 million in the second fiscal quarter of 1996. For the semi-annual period ending December 31, 1996, non-interest income increased $373,000, or 9.8%, to $4.2 million, compared to the same period in 1995. The majority of this increase in the quarterly and six month period was a result of increases in Loan Servicing and Other Fees which rose $156,000 (24.9%) from $626,000 to $782,000 in the quarters ending 1995 and 1996, respectively, and $137,000 (10.7%) from $1.3 million to $1.4 million in the semi-annual periods ending 1995 and 1996, respectively. The bulk of this increase is attributable to broker loan fees as a result of the acquisition of Pacific Sunbelt Mortgage in October of 1996. Gains from the sales of loans declined by $48,000, or 4.1%, to $1.1 million in the quarter ended December 31, 1996. The aggregate amount of loans sold declined $26.7 million (24.6%) to $81.8 million in the quarter ended December 31, 1996 from $108.5 million in the same quarter one year earlier. For the semi-annual period ending December 31, 1996, gains on sale of loans increased $233,000 (12.0%) to $2.2 million from $1.9 million recorded in the six months ended December 31, 1996. Loans sold in the first half of fiscal 1997 declined $5.0 million (2.6%) to $188.5 million from $193.5 million in the first half of fiscal 1996.

Non-interest Expenses. Non-interest expenses increased in both the three-month and six-month periods ending December 31, 1996 compared to similar periods in the prior year. For the quarter ended December 31, 1996, this category increased by $388,000, or 8.06%, to $5.2 million from $4.8 million for the similar period last year. For the six months ended December 31, 1996, non-interest expenses increased by $4.6 million, or 51.0%, which included the $3.2 million SAIF assessment in September, 1996. Salaries and employee benefits increased $360,000 (13.3%) to $3.1 million in the quarter ended December 31, 1996 compared to $2.7 million for the similar period in 1995. This increase is mainly attributable to increased staffing in order to increase the level of loan production as well as additional expenses related to the Employee Stock Ownership Program. For the first half of fiscal 1997, salaries and employee benefits rose $937,000 (17.9%) to $6.2 million from $5.2 million. The Company employed 303 full-time equivalents at December 31, 1996 compared to 277 at December 31, 1995. Other expenses increased $110,000 (10.8%) to $1.1 million in the three months ended December 31, 1996 from $1.0 million for the similar period last year. For the six months ended December 31, 1996, this category rose $537,000 (28.8%) to $2.4 million from $1.9 million for the same period on the prior year. These increases are attributable to the amortization of option fees and various other expenses associated with loan originations.

Income taxes. The income tax expense was $559,000 for the quarter ended December 31, 1996 (resulting in an effective tax rate of 41.8%) compared to a tax provision of $258,000 for the quarter ended December 31, 1995 (resulting in a effective tax rate of 42.4%). For the first semi-annual period for fiscal 1997 the tax benefit was $208,000 (resulting in an effective tax rate of 38.0%) while the expense for the similar period in fiscal 1996 was $843,000 (resulting in an effective rate of 49.4%). The company has a California net operating loss carry forward which is reduced by 50% in future tax years. As a result the Company did not tax benefit its loan and tax losses during the first quarter of fiscal 1996, thereby increasing the effective tax rate.

Loan Origination Volumes. The following table is provided to disclose additional detail related to the volume of loans originated (dollars in thousands):
                            For the Quarter Ended   For the Six Months Ended
                                 December 31,              December 31,
                              1996       1995         1996            1995
                              ----       ----         ----            ----
Loans originated for Sale
  Retail originations       $ 37,285   $ 39,905     $ 71,216        $104,427
  Wholesale originations      49,424     81,018       98,345         110,178
    Total loans originated  --------   --------     --------        --------
     for sale                 86,709    120,923      169,561         214,605
Loans sold:
  Servicing released          81,757    105,190      186,972         190,015
  Servicing retained               0      3,259        1,539           3,538
                            --------    -------      -------         -------
    Total loans sold          81,757    108,449      188,511         193,553
Loans originated for
 Portfolio:
  Mortgage loans:
     One-to-four family       23,372      4,075       33,454          11,265
     Multifamily                 422      2,426          714           3,806
     Commercial                    0          0            0               0
     Construction loans           90      5,797          499           5,797
Consumer                       1,583        335        3,074           1,141
Other loans                      232        104          232             104
  Total loans originated     -------    -------      -------         -------
   for Portfolio              25,699     12,737       37,973          22,113
Loans purchased:
  Mortgage loans:
     One-to-four family        1,201         96        1,420             294
     Commercial                    0          0            0               0
                             -------    -------      -------         -------
  Total loans purchased        1,201         96        1,420             294
Mortgage loan principal
 repayments                   14,724     12,717       25,494          27,048
Real estate acquired in
  settlement of loans          2,148        510        4,261           1,184
Increase (decrease) in
 other items, net (1)          2,739     (2,932)       1,805          (3,914)
Net (decrease) increase     --------   --------      -------        --------
 in loans receivable, net   $ 17,719   $  9,148      $(7,507)       $ 11,313
                            ========   ========      =======        ========

(1) Includes changes in accrued interest, loans in process, discounts and loan loss reserves.

Liquidity and Capital Resources. The Company's primary source of funds are deposits, proceeds from loan principal and interest payments and sales of loans, the maturity of and interest income on investment securities, and FHLB advances. The Savings Bank has a credit line available with the Federal Home Loan Bank of San Francisco of 30% of total assets, which, on December 31, 1996 permitted additional advances up to $164.4 million. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The primary investing activity of the Company is the origination of mortgage loans through the Savings Bank. For the quarter ended December 31, 1996, the Savings Bank originated a total of $112.4 million in loans, while loan sales and amortization aggregated $96.5 million. Net deposits increased $11.0 million, while cash, overnight deposits, and investment securities declined by $6.2 in the quarter ended December 31, 1996. During the six months ended December 31, 1996, the Savings Bank originated a total of $207.5 million in loans. This activity was funded primarily by loan sales and repayments on loans and securities. For the six months ended December 31, 1996, loan sales aggregated $188.5 million and loan principal repayments totaled $25.5 million. FHLB advances decreased $1.8 million, for the same six month period and net deposits increased $7.3 million. Investment securities and overnight deposits increased by a net of $7.7 million.

By regulation, the Savings Bank must maintain liquidity of 5% of deposits and short-term borrowings. Liquidity is measured by cash and readily marketable securities which are not committed, pledged, or required to liquidate specific liabilities. The Savings Bank's average liquidity ratio for December 31, 1995 and 1996 were 7.19% and 11.57%, respectively.

The Savings Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Savings Bank must meet certain specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk-weightings, and other factors. The Savings Bank's actual and required capital amounts and ratios as of December 31, 1996 are as follows:

                                             Amount         Percent
                                             ------         -------

  Tangible Capital                          $56,409          9.96%
  Requirement                                 8,495          1.50
                                            -------         -----
  Excess over requirement                   $47,914          8.46%
                                            =======          ====

  Core Capital                              $56,409          9.96%
  Requirement                                16,989          3.00
                                            -------         -----
  Excess over requirement                   $39,420          6.96%
                                            =======          ====

  Risk Based Capital                        $60,804         17.35%
  Requirement to Be "Well Capitalized"       28,035          8.00
                                            -------         -----
  Excess over requirement                   $32,769          9.35%
                                            =======          ====

Management believes that under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

Supplemental Information

                        December 31, 1996    June 30, 1996   December 31, 1995
                       -----------------    -------------   -----------------

Loans Serviced for
 Others                     $568,561            $601,097          $625,344

Book Value per Share (1)      $16.81              $16.77               N/A

------------------
(1) Based on total number of shares outstanding, including shares held by the employee stock ownership plan.

PART  II -  OTHER  INFORMATION
------------------------------

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

                                  Provident Financial Holdings, Inc.



February 12,  1997                /s/ Craig G. Blunden
                                  -------------------------------------
                                  Craig G. Blunden
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



February  12,  1997               /s/ Karl P. Zalazowski
                                  -------------------------------------
                                  Karl P. Zalazowski
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                             Exhibit 27
                       Financial Data Schedule

This schedule contains financial information extracted from the consolidated financial statements of Provident Financial Holdings for the six months ended September 30, 1996 and is qualified in its entirety by reference to such financial statements.

                 Financial Data
                 as of or for the six months
Item Number      ended December 31, 1996           Item Description
-----------      ---------------------------       ----------------

9-03 (1)                   11,730               Cash and due from Banks
9-03 (2)                      512               Interest-bearing deposits
9-03 (3)                    2,000               Federal funds sold - purchased
                                                securities for resale
9-03 (4)                        0               Trading account assets
9-03 (6)                        0               Investment and mortgage backed
                                                securities held for sale
                                                Investment and mortgage backed
                                                securities held to maturity -
                           56,589               carrying value
9-03 (6)                                        Investment and mortgage backed
                                                securities held to maturity -
                           56,585               market value
9-03 (7)                  500,612               Loans
9-03 (7) (2)                5,562               Allowance for losses
9-03 (11)                 591,193               Total assets
9-03 (12)                 486,688               Deposits
9-03 (13)                       0               Short-term borrowings
9-03 (15)                  11,519               Other liabilities
9-03 (16)                   6,828               Long-term debt
9-03 (19)                       -               Preferred stock - mandatory
                                                redemption
9-03 (20)                       -               Preferred stock - no mandatory
                                                redemption
9-03 (21)                      51               Common stocks
9-03 (22)                  86,107               Other stockholders' equity
9-03 (23)                 591,193               Total liabilities and
                                                stockholders' equity
9-04 (1)                    9,509               Interest and fees on loans
9-04 (2)                    1,113               Interest and dividends on
                                                investments
9-04 (4)                        -               Other interest income
9-04 (5)                   10,622               Total interest income
9-04 (6)                    5,714               Interest on deposits
9-04 (9)                    5,813               Total interest expense
9-04 (10)                   4,809               Net interest income
9-04 (11)                     450               Provision for loan losses
9-04 (13) (h)                   -               Investment securities
                                                gains/(losses)
9-04 (14)                   5,204               Other expenses
9-04 (15)                   1,337               Income/loss before income tax
9-04 (17)                   1,337               Income/loss before
                                                extraordinary items
9-04 (18)                       -               Extraordinary items, loss tax
9-04 (19)                       -               Cumulative change in
                                                accounting principles
9-04 (20)                     778               Net income or loss
9-04 (21)                     .16               Earnings per share - primary
9-04 (21)                     .16               Earnings per share - fully
                                                diluted
I.B. 5                       3.42               Net yield - interest earning
                                                assets - actual
III.C.1. (a)                3,911               Loans on non-accrual
III.C.1. (b)                    -               Accruing loans past due 90
                                                days or more
III.C.2. (c)                4,932               Troubled debt restructuring
III.C.2                     9,509               Potential problem loans
IV.A.1                      5,452               Allowance for loan loss -
                                                beginning of period
IV.A.2                        647               Total chargeoffs

                                    -18-
PAGE

IV.A.3                         53               Total recoveries
IV.A.4                      5,562               Allowance for loan loss - end
                                                of period
IV.B.1                      5,562               Loan loss allowance allocated
                                                to domestic loans
IV.B.2                          -               Loan loss allowance allocated
                                                to foreign loans
IV.B.3                          -               Loan loss allowance -
                                                unallocated