Form 10-Q
period 1997-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 1997-05-15
CIK 1010470

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the  quarterly  period ended  MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                         Commission File Number 0-28304

                       PROVIDENT FINANCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

   DELAWARE                                                 33-0704889
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                 3756 Central Avenue Riverside, California 92506
              (Address of principal executive offices and zip code)

                                 (909) 686-6060
              (Registrant's telephone number, including area code)

                      -------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        (1)    Yes   [X]     No [ ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Title of class:                                   As of APRIL 30, 1997
 ---------------                                   --------------------

COMMON STOCK, $.01 PAR VALUE                        5,070,215 SHARES *

 *Includes 378,727 shares held by employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts.

                       PROVIDENT FINANCIAL HOLDINGS, INC.
                                Table of Contents
PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

        Consolidated Statements of Financial Condition
        as of March  31, 1997 and June 30, 1996 ........................... 1

        Consolidated Statements of Operations
        for the quarter and nine months ended March  31, 1997 and 1996 .... 2

        Consolidated Statement of Changes in Stockholder's Equity
        for the nine months ended March 31, 1997 .......................... 3

        Consolidated Statements of Cash Flows
        for the quarter and nine months ended March  31, 1997 and 1996 .... 4

        Selected Notes to Consolidated Financial Statements ............... 5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

        General ........................................................... 6

        Comparison of Financial Condition at March 31, 1997 and June 30,
        1996 .............................................................. 6

        Comparison  of Operating  Results for the Quarter and Nine Months
        ended March 31, 1997 and 1996 ..................................... 7

        Asset Quality .................................................... 12

        Liquidity and Capital Resources .................................. 14

PART II - OTHER INFORMATION

        Item 1.Legal Proceedings ......................................... 16

        Item 2.Changes in Securities ..................................... 16

        Item 3.Defaults upon Senior Securities ........................... 16

        Item 4.Submission of Matters to a Vote of Stockholders ........... 16

        Item 5.Other Information ......................................... 16

        Item 6.Exhibits and Reports on Form 8-K .......................... 16

SIGNATURES................................................................ 17

EXHIBIT 27 - FINANCIAL DATA SCHEDULE ..................................... 18

                        PROVIDENT FINANCIAL HOLDINGS, INC
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                              DOLLARS IN THOUSANDS

                                                          MARCH 31,   JUNE 30,
                                                            1997        1996
                                                           ------      ------
ASSETS
 Cash                                                     $ 9,269     $ 7,031
 Overnight Deposits                                        15,400      23,800
 Investment Securities-held to maturity                    50,986      27,118
 Available for sale, at fair market value                     619          -
 Loans Receivable-net                                     487,347     452,945
 Loans Receivable-held for sale                            22,349      49,612
 Accrued Interest Receivable                                3,182       3,083
 Real Estate Available for Sale                             4,952       5,779
 Federal Home Loan Bank Stock                               4,809       4,590
 Premises and Equipment                                     6,738       7,058
 Prepaid Expenses and Other Assets                          3,054       3,831
                                                           ------      ------
   TOTAL ASSETS                                          $608,705    $584,847
                                                          =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Non-interest bearing Deposits                            $  2,268    $  2,106
Interest-bearing Deposits                                 500,208     477,268
Borrowings                                                  6,828       8,578
Accounts Payable and Other Liabilities                     12,824      10,925
                                                           ------      ------
  TOTAL LIABILITIES                                       522,128     498,877

Preferred stock, $.01 par value; ( 2,000,000 shares
  authorized; none issued and outstanding)
Common stock, $.01 par value; (15,000,000 shares
  authorized; 5,125,215 issued; 5,075,215 and
  5,125,215 outstanding at March 31, 1997 and June 30,
  1996, respectively)                                          51          51
Additional Paid-in Capital                                 49,803      49,742
Retained Earnings                                          40,936      40,129
Treasury Stock at Cost (50,000 Shares)                       (825)         -
Unearned ESOP shares                                       (3,787)     (3,952)
Unrealized gain on securities available for sale, net         399          -
                                                           ------      ------
  TOTAL STOCKHOLDERS' EQUITY                               86,577      85,970
                                                           ------      ------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $608,705    $584,847
                                                          =======     =======

                        PROVIDENT FINANCIAL HOLDINGS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                             MARCH 31             MARCH 31,
                                        1997        1996      1997       1996
                                       ------      ------    ------     ------
Interest Income
        Loans                        $  9,467    $  9,847   $28,471    $29,839
        Investment Securities           1,076         520     3,259      1,590
                                       ------      ------    ------     ------
          Total Interest Incom         10,543      10,367    31,730     31,429
Interest Expense
        Deposits                        5,799       5,933    17,070     18,329
        Borrowings                         98         288       317      1,010
                                       ------      ------    ------     ------
          Total Interest Expense        5,897       6,221    17,387     19,339

Net Interest Income                     4,646       4,146    14,343     12,090

Provision for Loan Losses                 250         900       954      1,840
                                       ------      ------    ------     ------
Net Interest Income after Provision
  for Loan Losses                       4,396       3,246    13,389     10,250

Non-Interest Income
        Loan Servicing and Other Fees     653         562     2,065      1,837
        Gains from Sales of Loans         651       1,448     2,827      3,400
        Other                             345       1,295       937      1,877
                                       ------      ------    ------     ------
          Total non-interest income     1,649       3,305     5,829      7,114

Non-interest Expenses
        Salaries and employee benefits  2,401       2,880     8,560      8,102
        Premises and occupancy            526         462     1,547      1,420
        SAIF Insurance premiums            17         327     3,875        964
        Telephone                          96         116       296        310
        Other                           1,099       1,187     3,498      3,085
          Total Operating and
          Administrative Expense        4,139       4,972    17,776     13,881
        Real Estate Operations, net       (90)        (56)       (7)       254
                                       ------      ------    ------     ------
          Total non-interest expenses   4,049       5,028    17,769     14,135

Income (Loss) Before Taxes              1,996       1,523     1,449      3,229

Provision (Benefit) for Income Taxes      850         104       642        947
                                       ------      ------    ------     ------
Net Income (Loss)                    $  1,146     $ 1,419    $  807     $2,282
                                       ======      ======    ======     ======
Earnings Per Share                   $   0.24         N/A    $ 0.17        N/A
                                       ======      ======    ======     ======
Weighted Average Shares Outstanding  4,733,437        N/A  4,733,467       N/A

Return on Assets                        0.76%       1.01%     0.18%      0.54%
Return on Equity                        5.34%      14.68%     1.25%      7.98%

PAGE

                       PROVIDENT FINANCIAL HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                              DOLLARS IN THOUSANDS
                    FOR THE NINE MONTHS ENDED MARCH 31, 1997

                                                                                        Unrealized
                                              Additional                      Unearned  Gain (loss)
                                     Common   Paid-in    Retained   Treasury   ESOP     on AFS
                            Shares   Stock    Capital    Earnings   Stock      Shares   Securities   Total
                            ------   -----    -------    --------   --------   ------   ----------  --------
Balance at June 30,1996  5,125,215     $51    $49,742     $40,129             $(3,952)               $85,970

Release of ESOP shares                             61                             165                    226

Net earnings                                                  807                                        807

Treasury Stock Purchase    (50,000)                                     (825)                          (825)

Unrealized Gain on Securities
Available for Sale, Net of Tax                                                                 399       399
                            ------   -----    -------    --------   --------   ------   ----------  --------
Balance at March 31,1997 5,075,215     $51    $49,803     $40,936      ($825) $(3,787)        $399   $86,577
                         =========   =====    =======    ========   =========  ======   ==========  ========






                                   -3-

                       PROVIDENT FINANCIAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                              DOLLARS IN THOUSANDS

                                           THREE MONTHS      NINE MONTHS
                                           ENDED MARCH 31    ENDED MARCH 31,
                                           1997      1996     1997      1996
                                          ------    ------   ------    ------
Cash flows from operating activities:
Net income (loss)                        $ 1,146   $ 1,419  $   807   $ 2,282
  Adjustments to reconcile net income/
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization          (254)      (69)    (540)     (114)
     Amortization of loan fees               105        (2)     110      (120)
     Provision for loan losses               250       900      953     1,840
     Provision for losses on real estate      29       201      237       361
     Gain on sale of loans                  (650)   (1,014)  (2,827)   (2,958)
     Increase in accounts payable
       and other liabilities               1,305    (1,685)   1,899     4,036
     Increase in prepaid expenses and
       other assets                        1,679      (945)     460    (2,301)
     Loans originated for sale           (68,439) (119,743)(238,000) (334,348)
    Proceeds from sale of loans           80,245   121,059  268,090   316,556
                                          ------    ------   ------    ------
Net cash provided by (used for) operating
  activities                              15,416       121   31,189   (14,766)
Cash flows from financing activities:
  Net increase (decrease) in NOW, passbook
    and money market deposits            (14,523)   (2,749)   1,288      (575)
  Net increase(decrease) in term deposits 30,311    (6,554)  21,814     3,178
  Repayment of Federal Home Loan
    Bank Advance                               0    (2,500)  (1,750)  (28,000)
  Proceeds from Federal Home Loan
    Bank Advance                               0         0        0    12,500
  Net increase (decrease) in securities sold
    under agreements to repurchase             0         0        0    (1,985)
                                          ------    ------   ------    ------
 Net cash used for financing activities   15,788   (11,803)  21,352   (14,882)

Cash flows from investing activities:
  Net (increase) decrease in loans
    receivable                           (26,903)    8,784  (40,268)   16,554
  Maturity of investment securities held-
    to-maturity                           87,314    48,069  230,759   144,371
  Purchases of investment securities
    held-to-maturity                     (81,801)  (45,555) 253,884) (142,160)
  Proceeds from disposal of real estate    1,419       831    5,415     7,042
  Purchases of premises and equipment,
    net of proceeds from sales               (78)     (262)    (527)     (457)
  Treasury Stock Purchases                  (825)        0     (825)
  Other                                       97       887      627         0
  Net cash (used for) provided by         ------    ------   ------    ------
    investing activities                 (20,777)   12,754  (58,703)   25,350
Net (decrease) increase in cash and       ------    ------   ------    ------
  cash equivalents                        10,427     1,072   (6,162)   (4,298)
Cash and cash equivalents at beginning
  of period                               14,242     6,063   30,831    11,433
Cash and cash equivalents at end          ------    ------   ------    ------
  of period                             $ 24,669  $  7,135  $24,669   $ 7,135
                                          ======    ======   ======    ======
Supplemental information:
  Cash paid for interest                   6,047     6,540   17,350    19,743
  Cash paid for income taxes                  43       315        4     1,265
  Real estate acquired in settlement
    of loans                                 778       924    5,039     2,108

               PROVIDENT FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

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

Effective July 1, 1996 the Company adopted SFAS No. 122, Accounting for Mortgage Servicing Rights, which amended SFAS No. 65. SFAS No. 122 requires the Company to allocate the total cost of all mortgage loans sold, whether originated or purchased, to mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. SFAS No. 122 is to be applied prospectively. Effective January 1, 1997 the Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities which superseded SFAS No. 122. The adoption of this statement did not have a material impact the Company's results of operation or financial condition, since the overwhelming majority of loan's are sold on a servicing released basis.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Provident Financial Holdings, Inc. (the Company) is a Delaware corporation which was organized in January, 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. (the Savings Bank) upon the latter's conversion from a federal mutual to a federal stock savings bank (the "Conversion"). The conversion was completed on June 27, 1996. The Company operates primarily in one business segment - attracting customer deposits to originate loans secured primarily by mortgages on residential real estate. The segment includes ancillary activities related to real estate lending such as mortgage banking and real estate development. The Savings Bank is a federally chartered savings bank founded in 1956 whose deposits are insured by the FDIC under the Savings Association Insurance Fund (SAIF). The Savings Bank conducts business from its main office in Riverside, California and its eight branch offices. Through the operations of its Profed Mortgage Division (Profed), the Savings Bank has expanded its retail lending market to include a larger portion of Southern California and Southern Nevada. Profed operates three offices within the Savings Bank's retail branch facilities and six free-standing loan production offices, two of which include wholesale loan departments.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements. The operating results of the Company depend primarily on its net interest income, its non-interest income (principally from mortgage banking activities) and its non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Non- interest income is comprised of income from mortgage banking activities, gain on the occasional sale of assets and miscellaneous fees and income. The contribution of mortgage banking activities to the Company's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy. The Company's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses, and other operating costs. The Savings Bank incurred a one-time assessment of $3.2 million to recapitalize the SAIF during the quarter ended September 30, 1996. Non-interest expenses related to mortgage banking activities include compensation and benefits, occupancy and equipment expenses, telephone and other operating costs, all of which are related to the volume of loans originated. The Company's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND JUNE 30, 1996
Total assets increased by $23.9 million or 4.1% from $584.8 million at June 30, 1996 to $608.7 million at March 31, 1997. This increase was chiefly the result of a $34.4 million or 7.6% increase in Loans Receivable-net from $452.9 million at June 30, 1996 to $487.3 million at March 31, 1997 as the company leveraged its net worth by directing a larger percentage of loan originations to its portfolio. This expansion was funded by an increase in deposits which rose by $23.1 million (4.8%) to $502.5 million at March 31, 1997 from $479.4 million at June 30, 1996. This increase in deposits was the result of management's decision to increase specific account maturity ranges.

Investment Securities-held to maturity increased $23.9 million, or 88.0%, to $51.0 million at March 31, 1997 from $27.1 million at June 30, 1996. This increase was the result of a portion of the proceeds of the initial offering (completed on June 27, 1996) shifting from Overnight Deposits; this latter category declined $8.4 million, or 35.3% from $23.8 million at June 30, 1996 to $15.4 million at March 31, 1997.

Investment Securities Available for Sale increased to $619,000 at March 31, 1997 from $0 at June 30, 1996 as the result of management's decision to reclassify the Company's holdings of FHLMC and FNMA stock.

Loans Receivable- held for sale declined $27.3 million (55.0%), from $49.6 million at June 30, 1996, to $22.3 million at March 31, 1997. This decline is the result of a larger portion of loans originated being directed to the investment portfolio and a decrease in loan demand in the Company's lending territory. Proceeds from this decline were primarily used to fund portfolio loan product.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996 The Company's net earnings for the three months ended March 31, 1997 and 1996 were $1.1 million and $1.4 million, respectively, while for the nine months ended March 31, 1997 and 1996 the Company recorded net earnings of $807,000 and $2.3 million, respectively. The nine month period in fiscal 1997 included a charge of $3.2 million ($1.9 million after tax) for the assessment resulting from the recapitalization of the Savings Association Insurance Fund
(SAIF). Without this special one-time assessment the Company would have reported net earnings of $2.7 million for the nine months ended March 31, 1997. The three and nine month periods ending March 31, 1996 included $1.0 million in proceeds from a life insurance policy on a former Chief Executive Officer. Without this non-recurring item the results for the nine months ended March 31, 1996 would have been net earnings of $1.7 million. Earnings per share were $0.24 per share for the quarter and $0.17 per share for the nine months ended March 31, 1997 ($0.54 per share without the SAIF assessment). Since the company converted to a stock charter at the end of June, 1996, earnings per share for periods prior to this date are not meaningful. Beyond the special SAIF assessment, year to date operating results were primarily affected by an increase in net interest income tempered in part by increases in compensation and other operating and administrative expenses. The Company's net interest margin increased to 3.22% for the quarter ended March 31, 1997 compared to 3.06% for the quarter ended March 31, 1996. Net interest income increased $500,000 for the 1997 quarter, or 12.1%, and $2.3 million for the 1997 nine month period, or 18.6%, compared to the same periods in 1996. These increases were due in large part to the completion of the initial public offering on June 27, 1996 which increased the Company's balance of net interest earning assets for both the 1997 quarter, $43.1 million, and nine month period, $47.3 million, compared to the respective prior year periods.

INTEREST INCOME. Interest income remained nearly constant at $10.5 million for the quarter ended March 31, 1997 compared to $10.4 million for the similar quarter last year, however, the average yield on interest earning assets declined to 7.31% for the quarter ended March 31, 1997 from 7.65% for the similar period last year. This decline resulted from the investment of conversion proceeds into lower yielding short term (i.e. one-to-three-year) government and agency securities in order to retain sufficient liquidity for any possible acquisitions. The average balance of investment securities, interest-bearing deposits and FHLB stock increased $39.4 million, or 106.4% (essentially representing the proceeds from the conversion) for the quarter ended March 31, 1997 and interest income from these investments rose by $556,000 (106.9%) compared to the same period last year. The average rate on investment securities declined by 65 basis points to 5.69% for the 1997 quarter compared to 6.34% for the 1996 quarter. The average yield on interest earning deposits rose from 4.34% for the quarter ended March 31, 1996 to 5.00% for the quarter ended March 31, 1997 as a result of an increase in the level of Fed Fund rates. Earnings on FHLB stock increased by $19,000 for the quarter, the result of an increase in the average yield from 5.14% for the 1996 quarter compared to 6.39% for the 1997 quarter.

Loan interest income declined by $380,000 or 3.9%, to 9.5 million in the quarter ended March 31, 1997 compared to $9.8 million for the quarter ended March 31, 1996. This decline is attributable to a reduction in both the average balance and the average interest rate on loans during the quarter when matched against the prior year's period. The average loans receivable, net (including loans held for sale) decreased from $505.3 million in 1996 to $500.8 million in 1997 while the yield moved 23 basis points, from 7.79% in 1996 to 7.56% in 1997. During fiscal 1997, management has undertaken a program to increase the level of portfolio loans. This action has impacted the loan yield by adding adjustable rate loans with introductory rates to the portfolio while originating fewer loans for sale with higher yielding fixed rates.

For the nine months ended March 31, 1997, interest income rose by $301,000, or 1.0%, to $31.7 million from $31.4 million for the nine months ended March 31, 1996. As a result of a reduction in the yield curve, a lower average loan portfolio balance and the investment of conversion proceeds in lower yielding and shorter term investment securities, the average yield on earning assets fell to 7.44% in the nine months ended March 31, 1997 compared to 7.71% in the nine months ended March 31, 1996. Average loans receivable, including those held for sale, declined to $490.5 million for the nine months ended March 31, 1997 compared to $505.9 million for the nine months ended March 31, 1996, while the yield declined to 7.74% from 7.86%, respectively. The average balance of investment securities, interest-bearing deposits, and FHLB stock increased by $40.8 million, or 108.2%, to 78.4 million, while the interest income from those investments increased by $1.7 million, or 105.0%, to $3.3 million in the nine months ended March 31, 1997. The average yield on investment securities held to maturity declined 115 basis points to 5.66% in the nine months ended March 31, 1997 compared to 6.81% for the nine months ended March 31, 1996, reflecting the investment of a portion of the conversion proceeds in lower yielding investment securities as well as a tightening of the yield curve.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 1997 was $5.9 million compared to $6.2 million for the comparable period in 1996, a decrease of $324,000, or 5.2%. Interest expense for the nine months ended March 31, 1997 totaled $17.4 million compared to $19.3 million for the similar period one year ago, a decrease of $1.9 million, or 10.1 %. These decreases are attributable to a decrease in average interest-bearing liabilities, particularly FHLB advances, and a decline in the rates paid on those balances. Average deposits increased $3.7 million, or 0.8%, during the quarter compared to the prior year and decreased $6.5 million, or (1.3%) for the nine months while the rate paid on deposits declined from 4.90% during the quarter ended March 31, 1996 to 4.75% during the similar quarter in 1997 and from 4.97% to 4.69% during the two respective nine month periods. FHLB advances averaged $18.8 million during the quarter ended March 31, 1996 compared to $6.8 million for the quarter ended March 31, 1997 and $21.8 million compared to $7.2 million during the respective nine month periods. The volume reductions on FHLB advances resulted in a $190,000, or 66.0% decrease in related expense for the quarter compared to the prior year and a $690,000, or 68.5%, decrease for the nine month period. The average rate paid on these advances declined from 6.20% for the quarter ended March 31, 1996 to 5.82% in the same quarter in 1997 and from 6.15% for the nine months ended March 31, 1996 to 5.88% for the same period in 1997. The declines in FHLB advances reflect management's decision not to replace maturing advances in light of the proceeds raised in the initial public offering.

PAGE

     The following tables provide additional comparative data on the Company's average balances and rate/volume changes:

                  Three Months Ended     Three Months Ended       Nine Months Ended     Nine Months Ended
                       3/31/97                 3/31/96                 3/31/97               3/31/96
                             Average                 Average                 Average                 Average
            Average          Yield/ Average          Yield/ Average          Yield/ Average          Yield/
            Balance Interest Cost   Balance Interest Cost   Balance Interest Cost   Balance Interest Cost
Interest-
earning
assets:
 Loans
 receivable,
 net (1)   $500,755  $9,467   7.56% $505,308 $9,847  7.79% $490,480 $28,471  7.74%  $505,873 $29,839  7.86%
 Invest-
 ment
 securities  61,536     875   5.69   22,847    360   6.34    58,509   2,484  5.66     21,816   1,110  6.81
 FHLB stock   4,784      76   6.39    4,513     57   5.14     4,712     219  6.20      4,458     167  5.025
 Interest-
 earning
 deposits    10,037     125   5.00    9,643    103   4.34    15,226     556  4.87     11,405     313  3.682
            -------  ------          ------ ------          -------  ------          -------  ------
 Total
 interest-
 earning
 assets     577,112  10,543   7.31  542,311 10,367   7.65   568,927  31,730  7.44    543,552  31,429   7.71
            -------  ------         ------- ------          -------  ------          -------  ------


 Non-
 interest-
 earning
 assets      25,770                  20,029                 24,998                    20,817
            -------                --------                -------                   -------
 Total
 assets    $602,882                $562,340               $593,925                  $564,369
           ========                ========               ========                  ========

 Interest-
 bearing
 liabilities:
 Passbook
 accounts    47,333     310   2.66    53,47    375   2.84   50,664   1,048   2.75     52,156    1,328   3.39
 Demand
 and NOW
 accounts   110,890     885   3.24  111,933  1,026   3.72  110,291   2,822   3.41    112,480    3,313   3.92
 Certificate
 accounts   336,846   4,604   5.54  325,962  4,532   5.64  323,693  13,200   5.43    326,604   13,688   5.58
            -------  ------        -------- ------        -------- -------          --------  -------
Total
 deposits   495,069   5,799   4.75  491,374  5,933   4.90  484,648  17,070   4.69    491,240   18,329   4.97

 FHLB
 advances     6,828      98   5.82   18,828    288   6.20    7,188     317   5.88     21,828    1,007   6.15
 Other
 borrowings       0       0   0.00        0                      0       0               697        3    .49
            -------   -----         -------  -----         -------  ------            ------    -----
 Total
 interest-
 bearing
 lia-
 bilities   501,897   5,897   4.77  510,202  6,221   4.94  491,836  17,387   4.71     513,765  19,339  5.01

 Non-
 interest-
 bearing
 lia-
 bilities    15,063                  13,484                 16,290                     12,473
           --------                --------               --------                    -------

 Total
 lia-
 bilities   516,960                 523,686                508,126                     526,238
           --------                --------               --------                    --------

 Retained
 earnings    85,922                  38,654                 85,799                      38,131
           --------                --------               --------                    --------

 Total
 liabilities
 and
 retained
 earnings  $602,882                $562,340               $593,925                    $564,369
           ========                ========               ========                    ========

 Net
 interest
 income      $4,646                  $4,146                $14,343                     $12,090
             ======                  ======                =======                     =======

 Interest
 rate
 spread (2)                   2.54%                  2.71%                   2.73%                     2.70%
 Net
 interest
 margin (3)                   3.22%                  3.06%                   3.36%                     2.97%
 Ratio of
 average
 interest-
 earning
 assets to
 average
 interest-
 bearing
 liabilities  114.99%                 106.29%               115.67%                      105.80%

---------------
(1) Includes loans available for sale
(2) Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.







                                             -9-

                                         Three Months Ended March 31, 1997
                                                    Compared to
                                         Three Months Ended March 31, 1996
                                              Increase (Decrease) Due to
                                                            Rate/
                                Rate          Volume        Volume       Net
Interest income:
   Loans receivable (1)        $(294)         $ (89)        $  3        $(380)
   Investment securities         (37)           615          (63)         515
   FHLB stock                     15              3            1           19
   Interest-bearing deposits      17              4            1           22
                               -----          -----         ----        -----
        Total net change in
        income on interest-
        earning assets          (299)           533          (58)         176
                               -----          -----         ----        -----
Interest-bearing liabilities:
   Passbook accounts             (25)           (43)           3          (65)
   Demand and NOW accounts      (132)           (10)           1         (141)
   Certificate accounts          (78)           153           (3)          72
   FHLB advances                 (18)          (183)          11         (190)
   Other borrowings                -              -            -            -
                               -----          -----         ----        -----

        Total net change in
        expense on interest-
        bearing liabilities      (253)          (83)          12         (324)
Net change in net interest      -----          -----         ----        -----
 income                         $(46)          $616        $ (70)        $500
                                ====           ====        =====         ====

(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, nonaccrual loans were included in the weighted average balance outstanding.


                                 Nine Months Ended March 31, 1997
                                           Compared to
                                 Nine Months Ended March 31, 1996
                                    Increase (Decrease) Due to
                                                           Rate/
                               Rate          Volume        Volume        Net
Interest income:
   Loans receivable (1)       $(468)        $ (914)        $  14      $(1,368)
   Investment securities       (188)         1,877          (315)       1,374
   FHLB stock                    40             10             2           52
   Interest-bearing deposits    102            107            34          243
                              -----         ------         -----      -------
        Total net change in
        income on interest-
        earning assets         (514)         1,080          (265)         301

Interest-bearing liabilities:
   Passbook accounts           (249)           (38)            7         (280)
   Demand and NOW accounts     (435)           (64)            8         (491)
   Certificate accounts        (369)          (122)            3         (488)
   FHLB advances                (44)          (675)           29         (690)
   Other borrowings              (3)            (3)            3           (3)

        Total net change in
        expense on interest-
        bearing liabilities  (1,100)          (902)           50       (1,952)

Net change in net interest    -----         ------         -----       ------
 income                       $ 586         $1,982        $ (315)      $2,253
                              =====         ======        ======       ======

PROVISION FOR LOAN LOSSES. The provisions for loan losses were $250,000 for the quarter and $954,000 for the nine months ended March 31, 1997, which were down from $900,000 for the quarter and $1.8 million for the nine months,respectively, for the quarter ended March 31, 1996. The loss provision as a percentage of gross loans was 1.12% at March 31, 1996 and the ratio continued to grow throughout calendar 1996, reaching its peak at 1.18% at December 31, 1996 and then declining to 1.07% at March 31, 1997. During the nine months ended March 31, 1997 the net charge-offs were ($1.1) million compared to ($1.7)million in the nine months ended March 31, 1996 while the net charge-offs as a percentage of average loans outstanding improved by 14 basis points to (0.30%)at March 31, 1997 from (0.44%) at March 31, 1996. The allowance for loan losses ended at $5.3 million at March 31, 1997 compared to $5.2 million at March 31,1996. The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans. Provisions for losses are charged against operations on a monthly basis as necessary to maintain the allowance at appropriate levels.Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the portfolio. Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected due to economic, operating, regulatory, and other conditions beyond the control of the Company.

The following tables are provided to disclose additional detail on the Company's allowance for loan losses and asset quality (dollars in thousands):

                                       For the Nine Months Ended
                               March  31, 1997               March 31, 1996
                               ---------------               --------------
Allowance at beginning
 of period                        $  5,452                      $ 5,085

Provision for loan losses              954                        1,840
Recoveries:
Mortgage Loans:
        One-to-four family              11                            5
        Multifamily                     51                          253
        Commercial                      38                          250
        Construction                     -                            -
Consumer loans                           -                            -
Other Loans                              -                            -
                                  --------                       ------
        Total recoveries               100                          508

Charge-offs:
Mortgage Loans:
        One-to-four family            (285)                        (190)
        Multifamily                   (610)                        (999)
        Commercial                    (309)                      (1,001)
        Construction                     -                            -
Consumer loans                           -                            -
Other Loans                             (2)                           -
                                  --------                       ------
        Total charge-offs           (1,206)                      (2,190)
                                  --------                       ------

        Net charge-offs             (1,106)                      (1,682)
                                  --------                       ------

        Balance at end of
         period                    $ 5,300                     $ 5,243
                                   =======                     =======

Allowance for loan losses
as a percentage of gross
loans outstanding at the
end of the period                     1.07%                       1.12%

Net charge-offs as a
percentage of average
loans outstanding during
the period                           (0.30%)                     (0.44%)

Allowance for loan losses
as a percentage of
nonperforming loans at the
end of the period                   102.40%                     134.78%

ASSET QUALITY. The following tables are provided to disclose additional details on asset quality (dollars in thousands):

                               At March 31, 1997             At June 30, 1996
Loans accounted for on a
 non-accrual basis:
Mortgage Loans:
        One-to-four family          $ 3,140                        $ 3,511
        Multifamily                   1,240                            798
        Commercial                      508                              -
        Construction                      -                              -
Consumer Loans                          144                            108
Other Loans                               -                              -
                                    -------                        -------
        Total                         5,032                          4,417
Accruing loans which are
 contractually past due 90
 days or more:
Mortgage Loans:
        One-to-four family              144                              -
        Multifamily                       -                              -
        Commercial                        -                              -
        Construction                      -                              -
Consumer loans                            -                              -
Other Loans                               -                              -
                                    -------                        -------
        Total                           144                              -
                                    -------                        -------

Total of nonaccrual and 90
 days past due loans                  5,176                          4,417
Real estate owned                     1,905                          2,711
                                    -------                        -------

        Total nonperforming assets  $ 7,081                        $ 7,128
                                    =======                        =======

Restructured loans                  $ 4,935                        $ 4,905
                                    =======                        =======

Nonaccrual and 90 days or more
 past due loans as a percentage
 of portfolio loans receivable,
 net                                   1.06%                          0.98%

Nonaccrual and 90 days or more
 past due loans as a percentage
 of total assets                       0.85%                          0.76%

Nonperforming assets as a
 percentage of total assets            1.16%                          1.22%

The Company addresses loans individually and identifies impairment when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing. Factors considered in determining impairment include, but are not limited to, expected future cashflows, the financial condition of the borrower and current economic conditions. The Company measures each impaired loan based on the fair value of its collateral and charges off those loans or portions of loans deemed uncollectible. The total for impaired loans at March 31, 1997 was $10.8 million.

NON-INTEREST INCOME. Non-interest income decreased $1.7 million or 50.1% from $3.3 million in the third fiscal quarter of 1996 to $1.6 million in the third fiscal quarter of 1997. For the nine month period ending March 31, 1997, non-interest income decreased $1.3 million, or 18.1%, to $5.8 million, compared to the same period in 1996. This decrease is attributable to $1million in proceeds from an insurance policy included in the quarter ending March 31, 1996 and a reduction in the gain on sales of loans. Other non-interest income includes the $1 million in proceeds from a life insurance policy upon the passing of the former Chief Executive Officer. This policy was designated as reimbursement of previously expensed retirement benefits. Gains from sales of loans declined by $797,000, or 55.0%, to $651,000 in the quarter ended March 31, 1997 and by $573,000, or 16.9%, to $2.8 million during the nine months ended March 31, 1997. The decline in gains from sales of loans is due primarily to a reduction in loan sale volume, as the loans sold total was down by $39.7 million, or 33.5%, to $78.8 million in the quarter ended March 31, 1997 and by $44.8 million, or 14.4%, to $267.3 million in the nine months ended March 31, 1997.

NON-INTEREST EXPENSES. Non-interest expenses declined in the three months ended March 31, 1997 by $979,000, or 19.5%, to $4.0 million compared to the same period in 1996. The reduction was due to improvements in salaries and employee benefits during the period which declined by 16.6% from $2.9 million in the March 31, 1996 quarter to $2.4 million in the March 31, 1997 quarter. In addition, the rate on the SAIF premiums since the special assessment in September, 1996 has been reduced from 26 basis points to 6.5 basis points which, along with a credit resulting from the recapitalization of the SAIF, lowered the expense for the third fiscal quarter of 1997 to $17,000 compared to $327,000 for the same period in 1996. Real estate operations improved to a gain of $90,000 during the quarter ended March 31, 1997 compared to a loss of $56,000 one year ago because of lower loss provisions and expenses and higher gains on sales of foreclosed property. Non-interest expenses for the nine months ended March 31, 1997 increased by $3.6 million, or 25.7%, to $17.8 million in large part because of the $3.2 million SAIF assessment paid in September, 1996. Salaries and employee benefits increased during the nine month period ended March 31, 1997 by $458,000, or 5.7%, to $8.6 million from the same period in 1996. This increase is mainly attributable to increased staffing in order to increase the level of loan production as well as additional expenses related to the Employee Stock Ownership Program. Other non-interest expense rose from $3.1 million in the nine months ended March 31, 1996 to $3.5 in the same period in fiscal 1997. This increase from the amortization of option fees and various other expenses associated with loan originations.

INCOME TAXES. The income tax expense was $850,000 for the quarter ended March 31, 1997 (resulting in an effective tax rate of 42.6%) compared to a tax provision of $104,000 for the quarter ended March 31, 1996 ( resulting in an effective tax rate of 6.8%). For the first nine months of fiscal 1997, the tax expense was $642,000 (resulting in an effective tax rate of 44.3%) while the expense for the similar period in fiscal 1996 was $947,000 (resulting in an effective tax rate of 29.3%). The effective tax rates for the quarter and nine months ended March 31, 1996 were low because the $1,000,000 insurance proceeds received in the 1996 March quarter was not taxable and because of an adjustment made during the period to bring the provision in line with the results of a tax liability analysis.

LOAN ORIGINATION VOLUMES. The following table is provided to disclose additional detail related to the volume of loans originated (dollars in thousands):
                                    For the Quarter End    For the Nine Months
                                            March 31,        Ended March 31,
                                         1997      1996      1997      1996
                                        ------    ------    ------    ------
Loans originated for Sale
    Retail origination                 $27,363   $43,107  $ 95,187  $117,022
    Wholesale originations              41,044    76,636   142,781   217,326
                                        ------    ------    ------    ------
    Total loans originated for sale     68,407   119,743   237,968   334,348
Loans sold:
    Servicing released                  78,790   115,045   265,762   305,060
    Servicing retained                       0     3,470     1,539     7,008
                                        ------    ------    ------    ------
    Total loans sold                    78,790   118,515   267,301   312,068
Loans originated for Portfolio:
    Mortgage loans:
        One-to-four family              38,271     6,652    71,725    17,917
        Multifamily                        202       490       916     4,296
        Commercial                           0         0         0         0
        Construction loans                  16        93       667     5,890
Consumer                                 1,854       773     4,928     1,914
Other loans                                  0         0       232       104
                                        ------    ------    ------    ------
Total loans originated for Portfolio    40,495     8,008    78,468    30,121
Loans purchased:
    Mortgage loans:
        One-to-four family                 571       574     1,991       868
        Commercial                           0         0         0         0
                                        ------    ------    ------    ------
    Total loans purchased                  571       574     1,991       868
Mortgage loan principal repayments      17,370    19,431    42,864    46,479
Real estate acquired in settlement
  of loans                                 778       924     5,039     2,108
Increase(decrease) in other items,net(1) 2,111       272     3,916    (3,642)
Net (decrease) increase in              ------    ------    ------    ------
   loans receivable, net               $14,646  $(10,273)   $7,139    $1,040
                                       =======  ========    ======    ======
(1) Includes changes in accrued interest, loans in process, discounts and loan loss reserves.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary source of funds are deposits, proceeds from loan principal and interest payments and sales of loans, the maturity of and interest income on investment securities, and FHLB advances. The Savings Bank has a credit line available with the Federal Home Loan Bank of San Francisco of 30% of total assets, which, on March 31, 1997 permitted additional advances up to $169.7 million. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The primary investing activity of the Company is the origination of mortgage loans through the Savings Bank. For the quarter ended March 31, 1997, the Savings Bank originated a total of $108.9 million in loans, while loan sales and amortization aggregated $96.2 million. Net deposits increased $15.8 million, while cash, overnight deposits, and investment securities increased by $4.8 million in the quarter ended March 31, 1997. During the nine months ended March 31, 1997, the Savings Bank originated a total of $316.4 million in loans. This activity was funded primarily by loan sales and repayments on loans and securities. For the nine months ended March 31, 1997, loan sales aggregated $267.3 million and loan principal repayments totaled $42.9 million. FHLB advances decreased $1.8 million, for the nine month period and net deposits increased $23.1 million. Investment securities and overnight deposits increased by a net of $16.1 million.

By regulation, the Savings Bank must maintain liquidity of 5% of deposits and short-term borrowings. Liquidity is measured by cash and readily marketable securities which are not committed, pledged, or required to liquidate specific liabilities. The Savings Bank's average liquidity ratio for March 31, 1996 and 1997 were 7.46% and 12.09%, respectively.

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
                                        Amount               Percent

    Tangible Capital                    $57,375                 9.83%
    Requirement                           8,757                 1.50
                                        -------                 ----
    Excess over requirement             $48,618                 8.33%
                                        =======                 ====

    Core Capital                        $57,375                 9.83%
    Requirement                          17,514                 3.00
                                        -------                 ----
    Excess over requirement             $39,861                 6.83%
                                        =======                 ====

    Risk Based Capital                  $61,885               17.19%
    Requirement to Be "Well              28,801                8.00
     Capitalized"                       -------                -----
    Excess over requirement             $33,084                 9.19%
                                        =======                =====

Management believes that under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

SUPPLEMENTAL INFORMATION

                             March 31, 1997    June 30, 1996    March 31, 1996

Loans Serviced for Others        $551,342         $601,097        $609,271

Book Value per Share 1             $17.06           $16.77           N/A










--------
   1 Based on total number of shares outstanding, including shares held by the employee stock ownership plan.

PART II - OTHER INFORMATION
---------------------------

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


                                     Provident Financial Holdings, Inc.



May 13, 1997                         /s/Craig G. Blunden
                                     --------------------------------------
                                        Craig G. Blunden
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



May 13, 1997                         /s/Wenzel D. Likness
                                     --------------------------------------
                                     Wenzel D. Likness
                                     Acting Chief Financial Officer