Form 10-K405
period 1997-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 1997-09-26
CIK 1010470

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended June 30, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 0-28304

                     PROVIDENT FINANCIAL HOLDINGS, INC.
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

Delaware                                                33-0704889
----------------------------------------------      ----------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
or organization)                                       I.D. Number)

3756 Central Avenue, Riverside, California               92506
----------------------------------------------      ----------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (909) 686-6060
                                                    ----------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, par value $.01 per share
               --------------------------------------
                         (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X      NO      .
                                                    -----       -----
     Indicate by check mark whether disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     As of September 15, 1997, there were issued and outstanding 4,881,215 shares of the Registrant's Common Stock. The Registrant's voting stock is listed on the Nasdaq National Market under the symbol "PROV." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on September 15, 1997, was $19.875.

                   DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1997 ("Annual Report") (Part II).

     2. Portions of the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders ("Proxy Statement") (Part III).

                               PART I

Item 1.  Business
-----------------
General

     Provident Financial Holdings, Inc. ("Provident Financial" or the "Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At June 30, 1997, the Corporation had total assets of $615.5 million, total deposits of $508.8 million and stockholders' equity of $85.4 million. Provident Financial has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiaries.

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

     The Savings Bank's business consists of both traditional savings and loan and mortgage banking operations. The savings and loan operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in one- to four-family mortgage loans and, to a lesser extent, in multi-family, commercial real estate, construction, consumer and other loans. The mortgage banking activities consist of the origination and sale of mortgage loans secured by one- to four-family residences and the servicing of such loans for others. The Savings Bank's revenues are derived principally from interest on its mortgage loan portfolio and fees generated through its mortgage banking activities.

Recent Developments

     Recapitalization of SAIF and Its Impact on SAIF Premiums.   During the
fiscal 1997 first quarter, federal legislation required the recapitalization of SAIF through a one-time assessment to increase SAIF's reserves to $1.25 per $100 of deposits. The assessment was based on assessable deposits at March 31, 1995 and was approximately 66 basis points on the amount of deposits held by a SAIF-member institution. The one-time fee had an immediate after-tax impact of approximately $1.9 million on the Savings Bank's earnings and capital.
Following the assessment, SAIF premiums were lowered to $0.065 per $100 in January 1997.

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

Lending Activities

     General. The principal lending activity of the Savings Bank is the origination of conventional, Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgage loans secured by one- to four-family residential properties. To a lesser extent, the Savings Bank also originates multi-family, commercial real estate, construction, consumer and other loans for its portfolio. The Savings Bank's net loans receivable totaled approximately $517.1 million at June 30, 1997, representing approximately 84.0% of consolidated total assets. This compares to $452.9 million, or 77.4% of consolidated total assets, at June 30, 1996. Following the Corporation's conversion to a stock company and the subsequent increase in capital, the Savings Bank began to retain a larger portion of its mortgage loan production. The Savings Bank believes that this strategy will enable it to leverage the new capital and provide a higher return on equity in the future.

     Loan Portfolio Analysis.  The following table sets forth the composition of the Savings Bank's loan portfolio at the dates indicated.

                                                           At June 30,
                   ----------------------------------------------------------------------------------------
                         1997               1996              1995              1994              1993
                   -----------------   ---------------  ----------------  ----------------- ---------------

                   Amount    Percent   Amount  Percent  Amount   Percent  Amount    Percent Amount  Percent
                   ------    -------   ------  -------  ------   -------  ------    ------- ------  -------
Mortgage Loans:                                           (In Thousands)
 One-to four-
  family. . . .   $402,296    76.41%  $327,490   70.77% $345,034   71.59% $277,986   64.94% $241,019  57.76%
 Multi-family .     52,564     9.98     54,427   11.76    53,531   11.11    63,719   14.88    66,871  16.02
 Commercial . .     47,887     9.09     54,813   11.84    61,518   12.76    63,659   14.87    68,915  16.51
 Construction .      5,778     1.10     10,222    2.21     5,938    1.23     4,324    1.01    11,817   2.83
   Total Mortgage --------   ------   --------  ------  --------  ------  --------  ------  -------- ------
    loans . . .    508,525    96.58    446,952   96.58   466,021   96.69   409,688   95.70   388,622  93.12
 Consumer loans     16,749     3.18     15,497    3.35    15,830    3.28    18,177    4.25    28,297   6.78
 Commercial business
  loans . . . .        991     0.19          0    0.00         0    0.00         0    0.00         0   0.00
 Other loans. .        289     0.05        332    0.07       137    0.03       218    0.05       402   0.10
   Total loans    --------   ------   --------  ------  --------  ------  --------  ------  -------- ------
    receivable.    526,554   100.00%   462,781  100.00%  481,988  100.00%  428,083  100.00%  417,321 100.00%
                  --------   ======   --------  ======  --------  ======  --------  ======  -------- ======
 Loans in process    3,695               3,694             4,121             3,324             8,183
 Deferred loan fees
  and discounts        247                 690             1,239             1,268             1,201

Allowance for loan
 losses . . . .      5,465               5,452             5,085             3,332             3,286
   Total loans    --------            --------          --------          --------          --------
    receivable,
    net . . . .   $517,147            $452,945          $471,543          $420,159          $404,651
Loans held for    ========            ========          ========          ========          ========
 sale . . . . .    $19,985             $49,612           $34,489           $83,049          $104,409
                   =======             =======           =======           =======          ========

                                                            3

     Maturity of Loan Portfolio. The following table sets forth certain information at June 30, 1997, regarding the dollar amount of principal repayments becoming contractually due during the periods indicated for loans held in the Savings Bank's portfolio. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments, which significantly shorten the average life of loan portfolios and may cause the Savings Bank's actual repayment experience to differ from that shown below.
                           After    After     After
                   Within  One Year 3 Years   5 years
                   One     Through  Through   Through  Beyond
                   year    3 Years  5 Years   10 years 10 Years    Total
                   ----    -------  -------   -------- --------    -----
Mortgage loans:
 One-to four-
  family. . . .     $28    $3,185   $6,089    $3,922   $389,072   $402,296
 Multifamily. .     123       165      209       863     51,204     52,564
 Commercial . .       8        95      681     2,453     44,650     47,887
 Construction .     971       181       --        --      4,626      5,778
Consumer loans.       7       637    2,791     7,721      5,593     16,749
Commercial business
 loans. . . . .     213       332      204       242         --        991
Other loans . .      85        74       --        53         77        289
 Total loans     ------    ------   ------   -------   --------   --------
  receivable. .  $1,435    $4,669   $9,974   $15,254   $495,222   $526,554
                 ======    ======   ======   =======   ========   ========

    The following table sets forth the dollar amount of all loans held in the Savings Bank's portfolio due after June 30, 1998 which have fixed interest rates and have floating or adjustable interest rates.

                                                        Floating or
                                                        Adjustable
                                       Fixed-Rates        Rates
                                       -----------        -----
                                             (In Thousands)
Mortgage loans:
 One-to four-family. . . . . . . .      $44,071           $358,225
 Multifamily . . . . . . . . . . .        1,175             51,389
 Commercial. . . . . . . . . . . .          741             47,147
 Construction. . . . . . . . . . .          512              5,265
Consumer loans . . . . . . . . . .        5,616             11,133
Commercial Business Lending. . . .          159                832
Other loans. . . . . . . . . . . .          --                289
                                        -------           --------
   Total loans receivable. . . . .      $52,274           $474,280
                                        =======           ========

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

     One- to Four-Family Residential Real Estate Lending. The Savings Bank's primary focus in lending is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in the communities where the Savings Bank has established full service branches and loan production offices. At June 30, 1997, $402.3 million, or 76.4% of the Savings Bank's loan portfolio consisted of permanent loans on one- to four-family residences.

     Since 1989, the Savings Bank has emphasized its mortgage banking activities and has sold most of the residential mortgage loans that it has originated. See "-- Mortgage Banking Activities." A portion of the ARM loans originated by the Savings Bank are retained in the Savings Bank's loan portfolio to meet the Savings Bank's asset/liability management objectives. At June 30, 1997, adjustable-rate loans comprised 90.1% of the Savings Bank's loan portfolio.

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

     The Savings Bank offers ARM loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Savings Bank meet the underwriting standards of the secondary markets. The Savings Bank offers several ARM products which generally adjust semi-annually or annually after an initial fixed period ranging from six months to seven years subject to a limitation on the annual increase of 1.0 to 2.0 percentage points and an overall limitation of 5.0 to 6.0 percentage points. Certain ARM loans are originated with an option to convert the loan to a 30-year fixed-rate loan at the then prevailing market interest rate. The ARM loans in the Savings Bank's portfolio utilize the COFI, London interbank offered rates ("LIBOR") or the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year ("CMT"), plus a margin of 2.00% to 3.25%. Loans based on the COFI constitute a majority of the Savings Bank's loan portfolio. The COFI has become dominated by a few large California-based savings institutions and, accordingly, movement in the index is closely tied to the deposit pricing and borrowing cost of these institutions. Currently, the Savings Bank is emphasizing products based on the one-year CMT and LIBOR, which adjust more rapidly than the COFI to changes in interest rates. As of June 30, 1997, the Savings Bank had $127.5 million in mortgage loans that may be subject to negative amortization. Negative amortization involves a greater risk to the Savings Bank because during a period of high interest rates the loan principal balance may increase above the amount of the original loan up to 115% of the loan amount. However, the Savings Bank believes that the risk of default is reduced by the stability provided by payment schedules and has historically found that its origination of negative amortization loans has not resulted in higher amounts of nonperforming loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a given interest rate and competitive environment.

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


     It is the Savings Bank's present policy to lend up to 97% of the lesser of the appraised value of the property or purchase price of the property on conventional loans. Higher loan-to-value ratios are also available on certain government insured programs. The Savings Bank generally requires private mortgage insurance on residential loans with a loan-to-value ratio at origination exceeding 80%.

     Multi-Family Residential and Commercial Real Estate Lending. Historically, the Savings Bank has originated loans secured by multi-family residential and commercial real estate. At June 30, 1997, the Savings Bank's loan portfolio included $52.6 million in multi-family real estate loans and $47.9 million in commercial real estate loans, or 10.0% and 9.1%, respectively, of total loans receivable. Since 1990, the Savings Bank has de- emphasized this type of lending and does not intend to actively pursue these loans until the Southern California real estate market improves. During this period, the Savings Bank has, however, selectively made multi-family and commercial real estate mortgage loans, including loans to facilitate the sale of real estate owned. At June 30, 1997, the Savings Bank had 107 multi-family and 133 commercial real estate loans in its portfolio, the largest of which was a multi-family real estate loan with a balance of $3.4 million.

     Multi-family real estate loans originated by the Savings Bank are predominately adjustable rate loans with a term to maturity of 15 years based on a 30-year amortization schedule. Commercial real estate loans originated by the Savings Bank are also predominately adjustable rate loans with a term to maturity of ten years based on a 30-year amortization schedule. Rates on multi-family and commercial ARM loans generally adjust monthly, semi-annually or annually to specified spreads over the COFI, subject to annual payment caps and life-of-loan interest rate caps. At June 30, 1997, $30.8 million, or 58.5%, of the Savings Bank's multi-family loans were secured by five to 36 unit projects, of which $20.5 million, or 39.1%, were located in Riverside or San Bernardino Counties. The Savings Bank's commercial real estate loan portfolio generally consists of loans secured by small office buildings and small retail centers, substantially all of which are located in Southern California. The Savings Bank originates multi-family and commercial real estate loans in amounts ranging from $200,000 to $1.5 million. At June 30, 1997, the Savings Bank had 24 commercial real estate and multi-family loans with principal balances of over $1 million that totaled $40.7 million. Appraisals on properties that secure multi-family real estate loans are performed by an independent appraiser engaged by the Savings Bank before the loan is made. Underwriting of multi-family and commercial loans includes a thorough analysis of the cash flows generated by the real estate to support the debt service and the financial resources, experience, and income level of the borrowers.

     Multi-family and commercial real estate lending affords the Savings Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. At June 30, 1997, approximately $41.1 million, or 78.3%, of the Savings Bank's multi-family loans and approximately $38.4 million, or 80.3%, of the Savings Bank's commercial real estate loans were secured by properties located in Riverside or San Bernardino

County. As a result of the recessionary economic conditions that have prevailed in the Savings Bank's lending area in recent years, the Savings Bank has experienced increased delinquencies and charge-offs in these categories of loans. The recent declines in real estate values in the region have been more pronounced with respect to multi-family and commercial real estate. As a result, even though the Savings Bank's multi-family and commercial real estate loans are older and generally are considered by management to be seasoned, there can be no assurance that the current market value of the properties securing these loans equals or exceeds the outstanding loan balance. The Savings Bank seeks to minimize the risks posed by multi-family and commercial real estate lending by originating such loans on a selective basis. At June 30, 1997, the Savings Bank had no multi-family real estate loans and one commercial real estate loan with a balance of $465,000 that were 60 to 89 days past due and two multi-family real estate loans totaling $1.7 million and two commercial real estate loans totaling $960,000 that were delinquent 90 days or more. See also "REGULATION -- Federal Regulation of Savings Associations -- Loans to One Borrower."

     Construction Lending. The Savings Bank also originates residential construction loans to individuals to build owner-occupied single family homes. At June 30, 1997, the Savings Bank's construction loan portfolio totaled $5.8 million, or 1.1% of total loans receivable. Occasionally, the Savings Bank makes loans to builders for the construction of small subdivisions. Typically, the Savings Bank requires a specific number of presales prior to the commencement of building in an individual phase of the planned development. As of June 30, 1997, the Savings Bank had no subdivision loans outstanding. Individual residential construction loans that are not made in conjunction with the granting of permanent financing of the property are for terms of up to 12 months.

     Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of value proves to be inaccurate, the Savings Bank may be confronted at, or prior to, the maturity of the loan, with a project the value of which is insufficient to assure full repayment.

     Consumer and Other Lending. The Savings Bank originates a variety of consumer loans, including secured second mortgage loans, loans secured by deposit accounts and unsecured loans. Consumer and other lending has traditionally been a small part of the Savings Bank's business. At June 30, 1997, the Savings Bank had $16.7 million, or 3.2% of its total loans receivable in outstanding consumer and other loans.

     Commercial Business Lending. The Savings Bank has created a business banking department in order to diversify its credit risk and increase the average yield and repricing speed of its interest-earning assets. As of June 30, 1997, commercial loans totaled $991,000, or 0.19% of total loans. These loans represent unsecured lines of credit and term loans secured by business property. The Savings Bank is actively seeking to expand its business banking activities.

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

     Loan Solicitation and Processing. The Savings Bank's mortgage banking operations combine both wholesale and retail loan origination. The Savings Bank's wholesale loan production operation utilizes a network of approximately 600 loan correspondents approved by the Savings Bank who originate and submit loans at a mark-up over the Savings Bank's daily published price. During the years ended June 30, 1997 and 1996, wholesale loan originations accounted for 58.6% and 65.2%, respectively, of loans originated for sale. The Savings Bank maintains two regional wholesale lending offices located in Rancho Cucamonga, California and Las Vegas, Nevada.

     The Savings Bank's retail loan production operations, which are organized in the Profed Mortgage division of the Savings Bank, utilize loan officers and processors employed by the Savings Bank. The Savings Bank's loan agents generate retail loan originations through referrals from realtors, builders and customers. As of June 30, 1997, Profed Mortgage operated three offices within Savings Bank facilities and seven free standing loan production offices located in Glendora, Laguna Niguel, Rancho Cucamonga, Riverside, Santa Ana and Torrence in Southern California; and in Las Vegas, Nevada. Normally, the cost of originations from retail operations exceeds the cost of wholesale operations due to the burden of additional employees and greater overhead costs. However, the revenue per mortgage for retail originations is generally higher since a portion of the origination fee mark-up is retained by the Savings Bank. Because wholesale loan production tends to decrease more dramatically than retail loan production during periods of higher interest rates, the Savings Bank is seeking to originate a greater proportion of its loans through its retail operations. Further, the Savings Bank believes that it is better able to attract repeat business and to cross-sell other banking services to borrowers generated from its retail loan production operations.

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

     Loan Commitments and Rate Locks. The Savings Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions.
Interest rate lock-ins are offered to prospective borrowers for up to a 60 day period. The borrower may lock in the rate at any time from application until the time they wish to close the loan. Occasionally, borrowers obtaining financing on new home developments are offered rate lock-ins up to 120 days from application. The Savings Bank had outstanding commitments to originate loans totaling $51.0 million at June 30, 1997. See Note 14 of Notes to Consolidated Financial Statements contained in Item 8 hereof. When the Savings Bank commits to a borrower to lock in an interest rate there is the risk to the Savings Bank that a rise in market interest rates will reduce the value of the mortgage before it can be closed and sold. To control the interest rate risk caused by mortgage banking activities, the Savings Bank uses forward sales agreements and over-the-counter put options related to mortgage-backed securities. See "-- Mortgage Banking Activities -- Hedging Activities."

     Loan Origination and Other Fees. The Savings Bank generally receives origination points and loan fees. Origination points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Savings Bank is generally 1% to 2%. Current accounting standards require points and fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment or sale. The Savings Bank had $102,000 of net deferred mortgage loan fees at June 30, 1997.

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

     The following table shows the Savings Bank's loan originations, repurchases, sales and principal repayments during the periods indicated.

                                                Year Ended June 30,
                                          -------------------------------
                                            1997        1996        1995
                                            ----        ----        ----
                                                   (In Thousands)
Loans originated for sale:
 Retail originations. . . . . . . .       $129,740    $163,411    $ 48,638
 Wholesale originations . . . . . .        183,642     305,756     112,842
                                          --------    --------    --------
 Total loans originated for sale. .        313,382     469,167     161,480
Loans sold(1):                            ========    ========    ========
 Servicing released . . . . . . . .        341,471     437,917     198,463
 Servicing retained . . . . . . . .          1,539      16,127      11,577
                                          --------    --------    --------
  Total loans sold. . . . . . . . .        343,010     454,044     210,040
Loans originated for portfolio:           ========    ========    ========
 Mortgage loans:
   One- to four-family. . . . . . .        112,310      39,182      78,227
   Multi-family . . . . . . . . . .            916       4,631       3,115
   Commercial . . . . . . . . . . .          1,562          --       3,495
   Construction . . . . . . . . . .          5,240          90       6,746
   Consumer loans . . . . . . . . .          6,160       3,634       2,052
   Commercial business lending. . .          2,008          --          --
   Other loans. . . . . . . . . . .            232         197          --
                                          --------    --------    --------
    Total loans originated for portfolio   128,428      47,734      93,635
Loans repurchased:                        ========    ========    ========
 Mortgage loans:
  One- to four-family . . . . . . .          2,737       1,176         731
  Commercial. . . . . . . . . . . .             --          --         849
                                          --------    --------    --------
    Total loans repurchased . . . .          2,737       1,176       1,580
                                          --------    --------    --------
Mortgage loan principal repayments.         60,973      66,379      39,783
Real estate acquired in settlement of loans  7,094       3,967      11,546
Increase (decrease) in other  items, net(2)  7,094       2,838       7,498
Net increase (decrease) in loans          --------    --------    --------
 receivable, net. . . . . . . . . .       $ 34,575    $ (3,475)   $  2,824
                                          ========    ========    ========
--------------------
(1) Includes loans swapped for mortgage-backed securities.
(2) Includes net changes in loans in process, discounts on loans and loss reserves.

    Historically, the Savings Bank had sold a small portion of its mortgage loans on a servicing-released basis. However, since mid-1994, the Savings Bank has sold a larger portion of loans servicing-released in order to increase the sales price of the mortgages and be able to realize a gain on the sale of mortgages. The Savings Bank has determined that it will continue to sell loans servicing-released.

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

     Generally, the Savings Bank does not purchase loans. Occasionally, the Savings Bank is required to repurchase a loan sold by the Savings Bank to FHLMC, FNMA or private investors if it is determined that the loan does not meet the credit requirements of the investor, or the borrower or other party involved in the loan committed fraud in order to close the loan. Such loans must be repurchased even though they may be performing. During the years ended June 30, 1997, 1996, and 1995, the Savings Bank repurchased single-family mortgage loans, totaling $2.7 million, $1.2 million, and $731,000, respectively. The continued increase in 1997 and 1996 repurchases was largely due to the expansion of FHA/VA mortgage loan production during those years.

    Loan Servicing. The Savings Bank receives fees from a variety of institutional mortgage owners in return for performing the traditional services of collecting individual payments. At June 30, 1997, the Savings Bank was servicing $530.3 million of loans for others. The Savings Bank's loan servicing portfolio has decreased in recent years primarily because the Savings Bank has sold a larger portion of its loans on a servicing-released basis. So long as the Savings Bank continues to sell most mortgage loans with servicing released, the size of the mortgage servicing portfolio is expected to decrease. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Savings Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage.

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

    Under forward sales agreements, usually with FNMA, FHLMC or private investors, the Savings Bank is obligated to sell certain dollar amounts of mortgage loans that meet certain underwriting and legal criteria under specific terms before the expiration of the commitment period. These terms include the minimum maturity of loans, the yield to the purchaser, the servicing spread to the Savings Bank (if servicing is retained) and the maximum principal amount of the individual loans. Forward sales of mortgages in the pipeline protect the price of currently processed loans from interest rate fluctuations that may occur from the time the interest rate of the loan is fixed to the time of the sale. The amount of and delivery date of the forward sales commitments is based upon management's estimates as to the volume of loans that will close and the length of the origination commitment. Forward sales do not provide complete interest-rate protection, however, because of the possibility of fallout (i.e., the failure to close) during the origination process. Differences between volume and timing of actual loan originations and management's estimates can expose the Savings Bank to significant losses. If the Savings Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Savings Bank may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices. Similarly, if the Savings Bank has too many loans to deliver, the Savings Bank must sell additional cash forward commitments at current market prices. Generally, the Savings Bank seeks to maintain forward sales agreements equal to the closed loans held in inventory plus a portion of the loans the Savings Bank has rate locked and/or committed to close where the interest rate is fixed and which are projected to close. The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Savings Bank. To the extent that this strategy is not effective, the Savings Bank could have mark-to-market losses in its loans held for sale portfolio. For the year ended June 30, 1997, the Savings Bank had gains of $3.6 million, respectively, attributable to sales of loans which included hedging gains or losses. At June 30, 1997, the Savings Bank had outstanding commitments to sell loans totaling $22.3 million. See Note 14 of the Notes to Consolidated Financial Statements contained herein.

    In order to reduce the interest rate risk associated with commitments to originate loans that are in excess of forward sales commitments, the Savings Bank purchases over-the-counter options on treasury bonds and/or mortgage-backed securities. At June 30, 1997, the Savings Bank had no option contracts outstanding.

    The above activities are managed continually as markets change, however, there can be no assurance that the Savings Bank will be successful in its effort to eliminate the risk of interest rate fluctuation between the time origination commitments are issued and the ultimate sale of the loan. The Savings Bank employs a risk management firm to analyze daily and report the Savings Bank's interest rate risk position with respect to its loan origination and sale activities and to advise the Savings Bank on interest rate movements and interest rate risk management strategies. The Savings Bank's hedging activities are conducted in accordance with a Board approved written policy that covers objectives, functions, instruments to be used, monitoring and internal controls. The Savings Bank does not enter into option positions for trading or speculative purposes and does not enter into options that could generate a financial obligation beyond the initial premium.

Delinquencies and Classified Assets

     Delinquent Loans. When a mortgage loan borrower fails to make a required payment when due, the Savings Bank institutes collection procedures. If the Savings Bank is unsuccessful at curing a delinquency, a property inspection is performed between the 45th day and 60th day of delinquency. In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency, or sooner if the borrower is chronically delinquent, and all reasonable means of obtaining payment on time have exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated. Interest income on loans is reduced by the full amount of accrued and uncollected interest.

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

                                                   At June 30,
                    ---------------------------------------------------------------------------
                               1997                   1996                       1995
                    -------------------------  ----------------------- ------------------------
                      60 - 89     90 Days        60 - 89    90 Days     60 - 89     90 Days
                        Days       or More        Days      or More      Days       or More
                    -----------  -----------   ----------  ----------  ----------  ------------
                          Prin-        Prin-         Prin-       Prin-      Prin-         Prin-
                          cipal        cipal         cipal       cipal      cipal        cipal
                     Num- Bal-    Num- Bal-    Num-  Bal-  Num-  Bal-  Num-  Bal-  Num-   Bal-
                     ber  ance    ber  ance    ber   ance  ber   ance  ber   ance  ber    ance
                      of   of     of    of      of    of    of    of    of    of    of     of
                    Loans Loans  Loans Loans   Loans Loans Loans Loans Loans Loans Loans  Loans
                    ----- -----  ----- -----   ----- ----- ----- ----- ----- ----- -----  -----
                                               (Dollars in Thousands)

Mortgage loans:
 One-to four-family  6     $918   30   $3,227   5   $763   18   $2,874   1     $2    8   $1,191
 Multifamily. . .   --       --    2    1,725  --     --    2      387   1    142   --       --
 Commercial . . .    1      465    2      960  --     --   --       --   1    470    2      810
 Construction . .   --       --   --       --  --     --   --       --  --     --   --       --
 Commercial business
  loans . . . . .   --       --   --       --  --     --   --       --  --     --   --       --
 Consumer . . . .    1       14    7      201   3     66    4       30   1    114    2       16
 Other loans. . .   --       --   --       --  --     --   --       --  --     --   --       --
                    --   ------   --   ------  --   ----   --   ------  --   ----   --   ------
  Total . . . . .    8   $1,397   41   $6,113   8   $829   24   $3,291   4   $728   12   $2,017
                    ==   ======   ==   ======  ==   ====   ==   ======  ==   ====   ==   ======

                                                            12

     The following table sets forth information with respect to the Savings Bank's nonperforming assets and restructured loans within the meaning of SFAS No. 15 at the dates indicated (dollars in thousands).

                                              At June 30,
                                ---------------------------------------
                                  1997   1996    1995    1994     1993
Loans accounted for on            ----   ----    ----    ----     ----
  a non-accrual basis:
Mortgage loans:
 One-to four-family . .         $3,667  $3,511  $1,137   $1,616   $2,149
 Multi-family . . . . .          1,176     798     142    2,039      950
 Commercial . . . . . .            979(1)   --   1,279      864    1,669
Consumer loans. . . . .            150     108      --        6        4
                                ------  ------  ------   ------   ------
  Total . . . . . . . .          5,972   4,417   2,558    4,525    4,772
Accruing loans which are        ------  ------  ------   ------   ------
 contractually past due
 90 days or more:
One- to four-family . .            268      --      --       --       --
Consumer. . . . . . . .              9      --      --        1       --
                                ------  ------  ------   ------   ------
  Total . . . . . . . .            277      --      --        1       --
                                ------  ------  ------   ------   ------
  Total nonaccrual
    and 90 days or more
    past due loans. . .          6,249   4,417   2,558    4,526    4,772

Foreclosed real estate, net      2,636   2,711   6,784    4,117    4,829
                                ------  ------  ------   ------   ------
  Total nonperforming assets    $8,885  $7,128 $ 9,342  $ 8,643  $ 9,601
                                ======  ====== =======  =======  =======
Restructured loans. . .         $4,910  $4,905 $ 3,272  $ 4,015  $ 7,087
                                ======  ====== =======  =======  =======
Nonaccrual and 90 days or more
 past due loans as a percentage
 of loans receivable, net         1.21%   0.98%   0.54%    1.08%    1.18%

Nonaccrual and 90 days or more
 past due loans as a percentage
 of total assets. . . .           1.02    0.76    0.45     0.78     0.81

Nonperforming assets as a
 percentage of total assets       1.44    1.22    1.65     1.49     1.63
----------------
(1)  Includes two restructured loans totaling $835.

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

     Interest income which would have been recorded for the year ended June 30, 1997 had nonaccruing loans been current in accordance with their original terms amounted to approximately $871. The amount of interest included in the results of operations on such loans for the year ended June 30, 1997 amounted to approximately $539,000. Interest income foregone on restructured loans for such periods was not material.

     Foreclosed and Investment Real Estate. Real estate acquired by the Savings Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or market value less cost of sale. Subsequent declines in value are charged to operations. At June 30, 1997, the Savings Bank had $2.6 million, net of allowance for losses of $126,000. Due primarily to continued depressed market conditions for multi-family and commercial properties in Southern California, the Savings Bank established provisions of $306,000 for losses on foreclosed real estate during the year ended June 30, 1997. At June 30, 1997, the Savings Bank's foreclosed real estate was comprised of 24 properties.

     Investment real estate is carried at the lower of cost or fair market value. All costs of anticipated disposition are considered in the determination of fair value. The Savings Bank had $3.0 million of investment real estate, net of reserves at June 30, 1997, all of which was held by a wholly owned subsidiary.

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

     The aggregate amounts of the Savings Bank's classified assets, including assets designated as special mention, were as follows at the dates indicated (dollars in thousands):

                                        At June 30,
                                    -----------------
                                      1997      1996
                                      ----      ----

Doubtful. . . . . . . . .           $    --   $    --
Substandard assets                   13,062    14,387
Special mention . . . . .               489     4,594
                                    -------   -------
      Total . . . . . . .           $13,551   $18,981
                                    =======   =======
Total classified assets as of
  percentage total assets              2.20%     3.25%

     As set forth below, as of June 30, 1997, assets classified as substandard and special mention included 86 loans and properties totaling approximately $13.6 million.
                                 Number
                                  of                 Special
Type of Loan/Property            Loans  Substandard  Mention   Total
---------------------            -----  -----------  -------   -----
                               (Dollars in Thousands)

One- to four-family . . .         53     $3,725     $ 489     $4,214
Multi-family. . . . . . .          2      1,176        --      1,176
Commercial real estate. .          7      5,525        --      5,525
Construction. . . . . . .         --         --        --         --
Real estate owned . . . .         24      2,636        --      2,636
                                  --    -------     -----    -------
    Total . . . . . . . .         86    $13,062     $ 489    $13,551
                                  ==    =======     =====    =======

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

      At June 30, 1997, the Savings Bank had an allowance for loan losses of $5.5 million. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

      As a result of declines in local and regional real estate values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as a part of the examinations of such institutions by banking regulators. While the Savings Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Savings Bank's financial condition and results of operations.

      The following table sets forth an analysis of the Savings Bank's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations (dollars in thousands).

                                              Year Ended June 30,
                                   -----------------------------------------
                                    1997     1996     1995     1994     1993
                                    ----     ----     ----     ----     ----

Balance at beginning of period. .  $5,452   $5,085   $3,332   $3,286   $1,839
Recoveries:
Mortgage loans:
 One- to four-family. . . . . . .      11       16       97       53       --
 Multi-family . . . . . . . . . .      60      258      145       62       --
 Commercial . . . . . . . . . . .      38      315      177        4       --
 Other loans. . . . . . . . . . .      27       --       40       --       --
                                   ------   ------   ------   ------   ------
  Total recoveries. . . . . . . .     136      589      459      119       --
Charge-offs:                       ------   ------   ------   ------   ------
Mortgage loans:
 One- to four-family. . . . . . .     457      214      772      438      200
 Multi-family . . . . . . . . . .     609      934    1,589    1,112       --
 Commercial . . . . . . . . . . .     309    1,335    1,101      540       --
 Consumer loans . . . . . . . . .      --       --       17        3        5
 Other loans. . . . . . . . . . .       2       --       14       13        3
                                   ------   ------   ------   ------   ------
  Total charge-offs . . . . . . .   1,377    2,483    3,493    2,106      208
                                   ------   ------   ------   ------   ------
Net loan charge-offs (recoveries)   1,241    1,894    3,034    1,987      208
Provision for loan losses . . . .   1,254    2,261    4,787    2,033    1,655
                                   ------   ------   ------   ------   ------
Balance at end of period. . . . .  $5,465   $5,452   $5,085   $3,332   $3,286
                                   ======   ======   ======   ======   ======
Allowance for loan losses
 as a percentage of gross
 loans receivable . . . . . . . .    1.04%    1.18%    1.06%    0.78%    0.79%

Net loan charge-offs
 (recoveries) as a
 percentage of average
 loans outstanding
 during the period. . . . . . . .    0.25     0.38     0.62     0.39     0.04

Allowance for loan losses as
 a percentage of nonperforming
 loans at end of period . . . . .   87.45   123.43   198.79    73.62    68.86

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

                                                          At June 30,
                      ------------------------------------------------------------------------------------
                          1997              1996             1995               1994          1993
                      ---------------- --------------- ----------------- ---------------- ----------------
                              % of             % of              % of              % of           % of
                              Loans            Loans             Loans             Loans          Loans
                              in Each          in Each           in Each           in Each        in Each
                              Category         Category          Category          Category       Category
                              to Total         to Total          to Total          to Total       to Total
                      Amount  Loans    Amount  Loans    Amount   Loans    Amount   Loans  Amount  Loans
                      ------  -----    ------  -----    ------   -----    ------   -----  ------  -----
                                                       (Dollars in Thousands)
Mortgage loans:
 One- to four-family    863   76.40%   $  930   70.77%   $  661   71.59%   $  470  64.94%   $444   57.76
 Multi-family . . .     935    9.98     1,532   11.76     1,030   11.11     1,140  14.88     516   16.02
 Commercial . . . .   1,542    9.09     2,848   11.84     2,587   12.76     1,271  14.87   1,525   16.51
 Construction . . .       7    1.10        28    2.21        13    1.23        25   1.01      42    2.83
Consumer loans. . .     114    3.18       112    3.35       108    3.28       126   4.25     171    6.78
Commercial business
 lending. . . . . .      --    0.19        --      --        --      --        --     --      --      --
Other loans . . . .       2    0.06         2    0.07         1    0.03         2   0.05       3    0.10
Unallocated . . . .   2,002     N/A        --     N/A       685     N/A       298    N/A     585     N/A
 Total allowance for ------  ------    ------  ------    ------  ------    ------ ------  ------  ------
  loan losses . . .  $5,465  100.00%   $5,452  100.00%   $5,085  100.00%   $3,332 100.00% $3,286  100.00%
                     ======  ======    ======  ======    ======  ======    ====== ======  ======  ======

                                                            17

Investment Activities

     Federally chartered savings institutions are permitted under federal and state laws to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper and corporate debt securities. Savings institutions like the Savings Bank are also required to maintain an investment in FHLB stock. In addition, the Savings Bank is required to maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "REGULATION" and "Liquidity and Capital Resources" in Item 7 of this Report. At June 30, 1997, the Savings Bank's regulatory liquidity was 6.77%, which is in excess of the 5.0% required by OTS regulations.

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

     At June 30, 1997, the Corporation's investment securities portfolio totaled $33.6 million at amortized cost and consisted of U.S. Government and federal agency obligations. Only the Savings Bank's investment in FNMA and FHLMC stock was available for sale, all other securities were classified as held to maturity.


     The following table sets forth the composition of the Savings Bank's investment portfolio at the dates indicated.

                                                      At June 30,
                  ---------------------------------------------------------------------------------
                              1997                       1996                      1995
                  --------------------------  -------------------------  --------------------------
                             Estimated                  Estimated                  Estimated
                  Amortized  Market           Amortized Market           Amortized Market
                     Cost    Value   Percent  Cost      Value    Percent Cost      Value   Percent
                                                 (Dollars in Thousands)
Investment securities
 available for sale(1)   21      761    0.06%       21       --    0.08%       21       --    0.10%
Investment securities
 held to maturity
U.S. Government
 and agency
 obligations. . . .  32,555   32,570   96.70   $24,973  $24,977   92.02   $18,910  $18,913   94.14
Corporate
 securities(2). . .     998    1,000    2.97     2,000    1,992    7.37       990      978    4.93
Other(3). . . . . .      92       94     .27       145      143    0.53       167      188    0.83
 Total investment   -------  -------  ------   -------  -------  ------   -------  -------  ------
  portfolio . . . . $33,666  $34,425  100.00%  $27,139  $27,112  100.00%  $20,088  $20,079  100.00%
                    =======  =======  ======   =======  =======  ======   =======  =======  ======
_____________________
(1)  Consists of FHLMC and FNMA stock
(1)  Consists of bankers' acceptances
(2)  Consists of mortgage-backed securities.

     The following table sets forth the maturities and weighted average yields of the debt securities in the Savings Bank's securities portfolio at June 30, 1997.

                         Due in         Due            Due
                        One Year    After One to      After
                        or Less     Five Years      Five Years     Total
                     ------------- --------------  ------------ ------------
                     Amount  Yield Amount   Yield  Amount Yield Amount Yield
                     ------  ----- ------   -----  ------ ----- ------ -----
                                    (Dollars in Thousands)
U.S. Government and
 federal agency
 obligations . . .   $22,064  5.68% $10,490  6.09%  --     --  $33,554 5.81%
Corporate securities     999  5.25       --    --   --     --      999  5.25
Other. . . . . . .        33  6.00       --    --  $59   8.43%      92  7.56
                     -------        -------        ---        -------
     Total . . . .   $23,096  5.66  $10,490  6.09  $59   8.43  $33,645  5.80
                     =======        =======        ===        =======

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

     Deposit Accounts. Substantially all of the Savings Bank's depositors are residents of the State of California. Deposits are attracted from within the Savings Bank's market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, regular savings accounts and certificates of deposit. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Savings Bank considers current market interest rates, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. Generally, the Savings Bank's deposit rates are close to the median rates of its peer group of competitors. The Savings Bank may occasionally pay above-market interest rates to attract and/or retain deposits when less expensive sources of funds are not available. The Savings Bank may also pay above-market rates in specific markets in order to increase the deposit base of a particular office or group of offices. The Savings Bank does not generally accept brokered deposits. The Savings Bank reviews its deposit mix and pricing weekly.

     The Savings Bank currently offers certificates of deposit for terms not exceeding 60 months. As illustrated in the following table, certificates of deposit accounted for 68.9% of the Savings Bank's deposit portfolio at June 30, 1997. The Savings Bank intends to attempt to reduce the overall cost of its deposit portfolio by increasing its consumer checking account base and by expanding into business banking. See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in Item 7 of this Report.

     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 1997.

Weighted                                                              Per-
Average                                                               centage
Interest                   Checking and            Minimum            of Total
Rate       Term            Savings Deposits        Amount    Balance  Deposits
----       ----            ----------------        ------    -------  --------
                                                         (In Thousands)
                           Savings Accounts
2.60       N/A             Basic savings          $     10   $31,822     6.25%
2.58       N/A             Savings Plus                100    14,076     2.77

                           NOW Accounts
1.00       N/A             Value checking               --    22,803     4.48
--         N/A             Commercial checking          --     3,579     0.70

                           Money Market Deposit Accounts
                           -----------------------------
4.41       N/A             Asset management             --    75,924    14.92
1.09       N/A             Checking plus                --    10,071     1.98

                           Certificates of Deposit
                           -----------------------
4.82      18-42 Months     Variable CD                 500     2,833     0.56
4.52      90 Days or Less  Fixed term, fixed rate    1,000     5,354     1.05
5.22      6-7 Months       Fixed-term, fixed rate    1,000     52,520   10.32
5.58      9 Months         Fixed-term, fixed rate    1,000     20,431    4.02
5.70      1 Year           Fixed-term, fixed rate    1,000    109,580   21.54
5.73      15 Months        Fixed-term, fixed rate   10,000     72,067   14.17
5.63      2 Years          Fixed-term, fixed rate    1,000     31,181    6.13
5.71      3 Years          Fixed-term, fixed rate    1,000      8,036    1.58
5.23      4 Years          Fixed-term, fixed rate    1,000      2,775    0.55
7.71      5 Years          Fixed-term, Compounded
                            Certificate              1,000     44,708    8.78
5.54      Negotiable       Jumbo-negotiable rate   100,000        900    0.18
5.70      Negotiable       Mini-jumbo               50,000         99    0.02
                                                             --------  ------
4.82%                                                        $508,759  100.00%
                                                             ========  ======

     The following table indicates the amount of the Savings Bank's certificates of deposit in amounts of $100,000 or more by time remaining until maturity as of June 30, 1997.

     Maturity Period                    Amount
     ---------------                    ------
                                    (In Thousands)

Three months or less. . . . . .        $15,875
Over three through six months .         18,032
Over six through 12 months. . .         22,215
Over 12 months. . . . . . . . .         12,426
                                       -------
     Total. . . . . . . . . . .        $68,548
                                       =======

     Deposit Flow. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amount of deposits in the various types of accounts offered by the Savings Bank at and between the dates indicated.

                                           At June 30,
            ----------------------------------------------------------------
                       1997                     1996               1995
            ------------------------- ------------------------ -------------
                    Percent                  Percent                 Percent
                     of    Increase            of   Increase           of
            Amount  Total  (Decrease) Amount  Total (Decrease) Amount Total
            ------  -----  ---------- ------  ----- ---------- ------ -----
Non-
 interest-
 bearing    $2,335   .46%    $721    $1,614   0.43% $(1,173) $ 2,787    0.57%
NOW
 checking   24,047  4.73%   3,317    20,730   4.32%   1,201   19,529    4.01%
Regular
 savings
 accounts   45,898  9.02%  (6,954)   52,852  10.94%   2,002   50,850   10.45%
Money market
 deposit    85,996  16.9%   2,898    83,098  17.30%  (9,093)  92,191   18.95%
 Fixed-rate
 certificates
 which mature:
 Within 1
  year     286,066 56.23%  35,934   250,132  52.19%  12,053  238,079   48.93%
 After 1
  year, but
  within 2
  years    36,557   7.18%  (4,102)   40,659   8.49%   3,773   36,886    7.58%
 After 2
  years, but
  within 5
  years    24,906    4.9%  (1,702)   26,608   5.57% (13,031)  39,639    8.15%
 After 5
  years       121   0.02%       9       112   0.02%       9      103    0.02%
 Other      2,833   0.56%    (736)    3,569   0.74%  (2,952)   6,521    1.34%
         -------- ------  -------  -------- ------  -------  -------- ------
  Total  $508,759 100.00% $29,385  $479,374 100.00% $(7,211) $486,585 100.00%
         ======== ======  =======  ======== ======  =======  ======== ======

     Time Deposits by Rates. The following table sets forth the time deposits in the Savings Bank categorized by rates at the dates indicated.

                                        At June 30
                             ----------------------------------
                             1997           1996           1995
                             ----           ----           ----
                                       (In Thousands)

Below 3.00%                $    164      $    504       $    828
3.00 - 4.49%                  3,333         4,617         45,604
4.50 - 5.49%                119,452       224,224         79,797
5.50 - 6.49%                223,525        79,626        146,847
6.50 - 7.49%                  3,657        11,537         46,869
Over 7.50%                      352           573          1,284
                           ---------     --------       --------
 Total                     $350,483      $321,081       $321,229
                           ========      ========       ========

     Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at June 30, 1997.


                                     Amount Due
                 ---------------------------------------------------------
                 Less Than   1-2       2-3      3-4     After
                 One Year    Years     Years    Years   4 Years    Total
                 --------    -----     -----    -----   -------    -----
                                       (In Thousands)

Below 3.00% . .      164        --        --       --       --        164
3.00 - 4.49%. .    3,319        14        --       --       --      3,333
4.50 - 5.49%. .  102,992    13,037     1,426    1,987       10    119,452
5.50 - 6.49%. .  180,306    23,616    10,961    1,268    7,374    223,525
6.50 - 7.49%. .    1,293       381       889       --    1,094      3,657
Over 7.50%. . .      104       125         2       --      121        352
                --------   -------   -------   ------   ------   --------
 Total          $288,178   $37,173   $13,278   $3,255   $8,599   $350,483
                ========   =======   =======   ======   ======   ========


     Deposit Activity. The following table sets forth the deposit activities of the Savings Bank for the periods indicated.

                                     Year Ended June 30,
                                ------------------------------
                                   1997      1996       1995
                                   ----      ----       ----
                                         (In Thousands)

Beginning balance. . . . . .    $479,374   $486,585   $471,787
Net deposits (withdrawals)
 before interest credited          9,128    (28,350)    (3,707)
Interest credited. . . . . .      20,257     21,139     18,505

Net increase (decrease) in
 deposits. . . . . . . . . .      29,385     (7,211)    14,798
                                --------   --------   --------
Ending balance . . . . . . .    $508,759   $479,374   $486,585
                                ========   ========   ========

     Borrowings. The FHLB-San Francisco functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, the Savings Bank is required to own capital stock in the FHLB-San Francisco and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Savings Bank utilizes advances from the FHLB-San Francisco as an alternative to retail deposits to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-San Francisco has, from time to time, served as the Savings Bank's primary borrowing source. Advances from the FHLB-San Francisco are typically secured by the Savings Bank's first mortgage loans. At June 30, 1997, the Savings Bank had $6.8 million of borrowings from the FHLB-San Francisco at a weighted average rate of 5.82%. Such borrowings mature between 1997 and 2003. The following tables sets forth certain information regarding borrowings by the Savings Bank at the dates and for the periods indicated:

                                                         At June 30,
                                                  -------------------------
                                                    1997    1996     1995
                                                    ----    ----     ----
Balance outstanding at end of period:
 Securities sold under agreements to
  repurchase. . . . . . . . . . . . . . . . .         --       --   $ 1,985
 FHLB advances. . . . . . . . . . . . . . . .     $6,828   $8,578    33,078
Weighted average rate paid on:
 Securities sold under agreements to
  repurchase. . . . . . . . . . . . . . . . .         --       --      6.15%
 FHLB advances. . . . . . . . . . . . . . . .       5.82%    6.10%     6.56%

                                                     Year Ended June 30
                                                  -------------------------
                                                    1997    1996     1995
                                                    ----    ----     ----
Maximum amount of borrowings outstanding
 at any month end:
 Securities sold under agreements to
  repurchase. . . . . . . . . . . . . . . . .         --       --   $15,119
  FHLB advances . . . . . . . . . . . . . . .     $8,578  $25,578   $33,078
Approximate average short-term borrowings
 outstanding with respect to:
 Securities sold under agreements to
  repurchase. . . . . . . . . . . . . . . . .         --       --    $2,678
 FHLB advances. . . . . . . . . . . . . . . .      7,098   $20,354  $21,655
Approximate average short-term borrowings
 outstanding with respect to:
 Securities sold under agreements to
  repurchase. . . . . . . . . . . . . . . . .         --       --      4.91%
 FHLB advances. . . . . . . . . . . . . . . .       5.87%    6.16%     4.94%

Subsidiary Activities

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Savings Bank's investment in its service corporations did not exceed these limits at June 30, 1997.

     The Savings Bank has three wholly owned subsidiaries: Profed Mortgage, Inc., Provident Financial Corp. ("Provident Financial") and First Service Corporation ("First Service"). Provident Financial participated in a number of real estate joint ventures in the 1980s, with the last joint ventures entered into in 1989. The final joint venture was concluded with the sale of the remaining land in July 1995. Provident Financial's current activities include:
(i) acting as trustee for the Savings Bank's real estate transactions, (ii) engaging in annuity sales and providing brokerage services at branch offices of the Savings Bank, (iii) selling property and life insurance, primarily to Savings Bank customers, and (iv) holding real estate for investment. The real estate held for investment by Provident Financial at June 30, 1997 totaled $3.0 million. Profed Mortgage, Inc., which formerly contained the Savings Bank's mortgage banking activities that are currently conducted by the Savings Bank's Profed Mortgage division, and First Service are currently inactive. At June 30, 1997, the Savings Bank's investment in its subsidiaries was $4.5 million.

                           REGULATION

General

     The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Savings Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Savings Bank and their operations. The Corporation, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

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

     The Savings Bank, as a member of the FHLB-San Francisco, is required to acquire and hold shares of capital stock in the FHLB-San Francisco in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-San Francisco. The Savings Bank is in compliance with this requirement with an investment in FHLB-San Francisco stock of $4.9 million at June 30, 1997.

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

     The Savings Bank's accounts are insured by the SAIF. The FDIC insures deposits at the Savings Bank to the maximum extent permitted by law. The Savings Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital --"well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that from September 30, 1996 ranged from 0.23% of insured deposits for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% of insured deposits for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

     Pursuant to the Deposit Insurance Fund ("DIF") Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Savings Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately 0.013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Savings Bank.

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

                                    26
PAGE

     Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

     An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

     At June 30, 1997, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Savings Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test set forth in Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any

FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small business and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1997, the qualified thrift investments of the Savings Bank were approximately 93.8% of its portfolio assets.

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

     Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt, and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans which do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

       At June 30, 1997, the Savings Bank's core capital of approximately $58.4 million, or 9.9% of adjusted total assets, was $28.9 million in excess of the OTS requirement of $29.5 million, or 5% of adjusted total assets. As of such date, the Savings Bank's tangible capital of approximately $58.4 million, or 9.9% of adjusted total assets, was $34.8 million in excess of the OTS requirement of $23.6 million, or 4.0% of adjusted total assets. Finally, at June 30, 1997, the Savings Bank had risk-based capital of approximately $63.3 million or 16.1% of total risk-weighted assets, which was $24.0 million in excess of the OTS risk-based capital requirement of $39.3 million or 10% of risk-weighted assets.

     Limitations on Capital Distributions. Ots regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution).
A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar years up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

     The Savings Bank is currently meeting the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1997, the Savings Bank's limit on loans to one borrower was $10.5 million. At June 30, 1997, the Savings Bank's largest aggregate amount of loans to one borrower was $4.9 million.

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

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guaranty and similar types of transactions.

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

     Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions such as the Savings Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Savings Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Savings Bank's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Savings Bank's actual loss experience over a period of several years. Each year the Savings Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. The Savings Bank used the experience method bad debt deduction for the taxable years ended June 30, 1997, 1996 and 1995.

     Recently enacted legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As result, the Savings Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income method or the experience method. Instead, the Savings Bank will be required to compute its deduction based on specific charge-offs during the taxable year. This legislation also requires savings associations to recapture into taxable income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. As of the effective date of the legislation, the Savings Bank had no post-1987 additions to its bad debt tax reserves.

     Under prior law, if the Savings Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would have been unable to make additions to its bad debt reserve. Instead, the Savings Bank would have been required to deduct bad debts as they occurred and would have additionally been required to recapture its bad debt reserve deductions ratably over a multi-year period. At June 30, 1997, the Savings Bank's total bad debt reserve for tax purposes was approximately $7.7 million. Among other things, the qualifying thrift definitional tests required the Savings Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Savings Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Corporation that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Savings Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Savings Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

     Other Matters.   There have not been any IRS audits of the Savings Bank's
federal income tax returns during the past five years. The Savings Bank has been audited by the California Franchise Tax Board through tax year 1990.

State Taxation

     California. The California franchise tax rate applicable to the Savings Bank equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Savings Bank). At June 30, 1997, the total tax rate was 11%. Bad debt deductions are available in computing California franchise taxes using the specific charge-off method. The Savings Bank and its California subsidiaries file California state franchise tax returns on a combined basis. The Corporation will be treated as a general corporation subject to the general corporate tax rate.

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

Personnel

     As of June 30, 1997, the Savings Bank had 212 full-time and 60 part-time employees. The employees are not represented by a collective bargaining unit and the Savings Bank believes its relationship with its employees to be good.

Item 2. Properties
------------------

     At June 30, 1997, the net book value of the Savings Bank's property (including land and buildings) and its fixtures, furniture and equipment was $6.8 million. The Savings Bank's home office, which is owned by the Savings Bank, is located in Riverside, California. In addition, the Savings Bank has eight branch offices, of which seven are in Riverside County in the cities of Riverside, Moreno Valley (2), Hemet, Sun City, Rancho Mirage and Blythe, California and one is in Redlands, California in San Bernardino County. Six of the Savings Bank's branch offices are owned by the Savings Bank and two are leased. The leases expire in 2000 and 2008. The Savings Bank also has six loan production offices, which are located in Riverside, Rancho Cucamonga, Santa Ana, Laguna Niguel and Torrence, California and Las Vegas, Nevada along with one satellite office in Glendora, California. All of these offices are leased. The leases expire from 1997 to 1998.

Item 3.  Legal Proceedings
--------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                             PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

     The common stock of Provident Financial on the Nasdaq Stock Market under the symbol "PROV." As of September 15, 1997, there were approximately 523 stockholders of record.

     The Board of Directors of the Corporation has not formulated a dividend policy and does not intend to pay cash dividends in the near future. Future declarations or payments of dividends will be subject to determination by the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Savings Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

     The following table provides the high and low stock prices for PROV during the last fiscal year following its initial public offering in June 1996.

           1ST Qtr. 1997    2nd Qtr. 1997    3rd Qtr. 1997     4th Qtr. 1997
             9/30/96           12/31/96         3/31/97           6/30/97
             -------           --------         -------           -------

High         $12.625            $14.625         $17.250           $17.375
Low           10.125             12.375          13.750            14.125
Last          12.625             14.000          15.125            16.625

Item 6.  Selected Financial Data
--------------------------------

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

                                         At June 30,
                        ------------------------------------------------------
                           1997       1996        1995        1994       1993
                           ----       ----        ----        ----       ----
                                          (In Thousands)
FINANCIAL CONDITION
DATA:
Total assets. . . . .   $615,500   $584,847   $567,186   $580,336   $590,440
Loans receivable, net    517,147    452,945    471,543    420,159    404,651
Loans available for
 sale, net. . . . . .     19,984     49,612     34,489     83,049    104,409
Cash and overnight
 deposits . . . . . .     20,111     30,831     11,433     19,909     32,954
Investment securities     34,406     27,118     20,067     26,301     20,326
Deposits. . . . . . .    508,759    479,374    486,585    471,787    454,118
Borrowings. . . . . .      6,828      8,578     35,063     56,153     76,047
Stockholders'
 equity (1) . . . . .     85,447     85,970     37,323     41,315     42,648

                                             At June 30,
                        ------------------------------------------------------
                           1997       1996        1995        1994       1993
                           ----       ----        ----        ----       ----
                                             (In Thousands)
OPERATING DATA:
Interest income . . .    $42,599    $41,817    $36,020    $36,197    $40,167
Interest expense. . .     23,528     25,269     22,491     19,532     21,839
Net interest income .     19,071     16,548     13,529     16,665     18,328
Provision for loan
 losses . . . . . . .      1,254      2,261      4,787      2,033      1,655
Net interest income
 after provision for
 loans losses . . . .     17,817     14,287      8,742     14,632     16,673
Loan servicing and
 other fees . . . . .      2,738      2,442      2,476      3,072      1,927
Gains (losses) from
 sale of loans. . . .      3,597      4,753        701      1,246      5,726
Gain on bulk sale of
 servicing rights . .         --         --         --      2,052         --
Other non-interest
 income . . . . . . .      1,273      2,256      1,308      1,141      1,989
Real estate operations,
 net. . . . . . . . .        (11)      (101)    (1,600)      (366)      (125)
Operating and
 administrative
 expenses . . . . . .     22,313     19,499     17,354     23,758     18,243
Income (loss) before     -------    -------    -------    -------    -------
 income taxes . . . .      3,101      4,138     (5,727)    (1,981)     7,947
Provision (benefit)
 for income taxes . .      1,160      1,332     (1,735)      (648)     3,838
                         -------    -------    -------    -------    -------
Net income (loss) . .     $1,941     $2,806    $(3,992)   $(1,333)    $4,109
                          ======     ======    =======    =======     ======
_______________
(1) For years prior to 1996, amount represents retained earnings, substantially restricted.

                                                     At June 30,
                                         -------------------------------------
                                            1997         1996           1995
                                            ----         ----           ----
OTHER DATA:

Loans serviced for others . . . . .      $530,318      $601,097       $657,451

Number of:
  Real estate loans in portfolio. .          3,641         3,593         3,623
  Real estate loans serviced
   for others . . . . . . . . . . .          4,669         4,846         5,140
  Deposit accounts. . . . . . . . .         33,410        32,102        32,786
  Full-service offices. . . . . . .              9             9             9
  Loan origination offices. . . . .              7             8             8

                                                  At or For the
                                                Year Ended June 30,
                                   ------------------------------------------
                                   1997       1996     1995     1994    1993
                                   ----       ----     ----     ----    ----
KEY OPERATING RATIOS:
Performance Ratios
 Return (loss) on assets(1). . .    0.32%     0.50%   (0.72)%  (0.23)%   0.73%
 Return (loss) on stockholder's
  equity(2). . . . . . . . . . .    2.26      6.98    (9.81)   (3.08)   10.24
 Interest rate spread(3) . . . .    2.69      2.75     2.31     2.71     3.13
 Net interest margin(4). . . . .    3.33      3.05     2.55     2.99     3.42
 Average interest-earning assets
  to average interest-bearing
  liabilities. . . . . . . . . .  115.44    106.32   105.60   108.05   107.14
 Operating and administrative
  expenses as a percent of
  average total assets . . . . .    3.73      3.46     3.13     4.09     3.26

Regulatory Capital Ratios
 Tangible capital. . . . . . . .    9.89     10.41     6.19     6.65     6.74
 Core capital. . . . . . . . . .    9.89     10.41     6.19     6.69     6.86
 Risk-based capital. . . . . . .   16.12     16.49    11.25    12.68    11.86

Asset Quality Ratios
 Nonaccrual and 90 days or more
  past due loans as a percent
  of loans receivable, net . . .    1.21     10.98     0.54     1.08     1.18
 Nonperforming assets as a
  percent of total assets. . . .    1.44      1.22     1.65     1.49     1.63
 Allowance for loan losses as a
  percent of gross loans
  receivable . . . . . . . . . .    1.04      1.18     1.06     0.78     0.79
 Allowance for loan losses as a
  percent of nonperforming loans   87.45    123.43   198.79    73.62    68.86
 Net charge-offs (recoveries) to
  average outstanding loans. . .    0.25      0.38     0.62     0.39     0.04
------------------
(1)  Net income (loss) divided by average total assets.
(2)  Net income (loss) divided by average stockholder's equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(4)  Net interest income as a percentage of average interest-earning assets.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               1997
                        -----------------------------------------------------
                                   Fourth      Third       Second     First
                         Total     Quarter     Quarter     Quarter    Quarter
                         -----     -------     -------     -------    -------
(Dollars in Thousands,
 Except per share)

Interest income. . .    $42,599    $10,870     $10,543     $10,622    $10,564
Interest expense . .     23,528      6,141       5,897       5,813      5,677
                        -------    -------     -------     -------    -------
Net interest income.     19,071      4,729       4,646       4,809      4,887
Noninterest income .      7,608      1,778       1,649       2,182      1,999
Provision for loan
 losses. . . . . . .      1,254        300         250         450        254
Noninterest expense.     22,324      4,556       4,049       5,204      8,515
Earnings (loss) before  -------    -------     -------     -------    -------
 taxes . . . . . . .      3,101      1,651       1,996       1,337     (1,883)
Taxes (benefit) on
 income. . . . . . .      1,160        518         850         559       (767)
                        -------    -------     -------     -------    -------
Net earnings (loss).     $1,941     $1,133      $1,146        $778    ($1,116)
                         ======     ======      ======        ====    =======
Per common share:
Per share earnings (loss) $0.41      $0.25       $0.24       $0.16     $(0.24)

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

General

     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Corporation. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

Operating Strategy

     The Corporation's primary goal has been to improve its profitability while maintaining a sound capital position. To accomplish this goal, the Corporation has employed an operating strategy that includes: (1) originating for its portfolio one- to four-family residential mortgage loans, primarily with adjustable rates; (2) enhancing net income and controlling interest rate risk by originating fixed-rate loans for sale in the secondary market; (3) diversifying its revenue sources through commercial banking and; (4) improving asset quality by limiting new originations of commercial real estate and multi-family loans, increasing real estate owned marketing efforts and establishing and utilizing more effective problem loan monitoring procedures; (5) controlling asset growth to a level sustainable by the Corporation's capital position; and (6) controlling operating expenses. The Corporation and the Savings Bank intend to continue this operating strategy in an effort to enhance long-term profitability while maintaining a reasonable level of loan loss reserves. The Savings Bank intends to enhance such strategy by expanding the products and services it offers within its primary market area in order to improve market share.

     The profitability of the Savings Bank's operations depends primarily on its net interest income, its non-interest income (principally from mortgage banking activities) and its non-interest expense. Net interest income is the difference between the income the Savings Bank receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Non-interest income is comprised of income from mortgage banking activities, gains on the occasional sale of assets and miscellaneous fees and income. Mortgage banking generates income from the sale of mortgage loans (which may be sold with servicing retained or with servicing released) and from servicing fees on loans sold on a servicing-retained basis. The Savings Bank receives a higher price for loans sold on a servicing-released basis because it is relinquishing the right to service the loan. The contribution of mortgage banking activities to the Savings Bank's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy and whether the Savings Bank sells loans servicing-released or servicing-retained. The Savings Bank's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. Non-interest expenses related to mortgage banking activities include compensation and benefits, occupancy and equipment expenses, telephone and other operating costs, all of which are related to the volume of loans originated. The Corporation's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.

Comparison of Financial Condition

     Total assets increased from $584.8 million at June 30, 1996 to $615.5 million at June 30, 1997 primarily as a result of growth in retail deposits. Loans held for investment increased $64.2 million from $452.9 million at June 30, 1996 to $517.1 million at June 30, 1997. The Savings Bank, during the later half of fiscal 1997, decided to accept a larger percentage of ARM loans generated by its mortgage division into its own portfolio. The Savings Bank believed that this strategy would help leverage its capital base through high quality loans which would produce a higher return on assets and equity. Loans held for sale decreased from $49.6 million at June 30, 1996 to $20.0 million at June 30, 1997. The amount of loans held for sale is largely dependent on timing of loan fundings, loan commitment expirations, and loan sale settlements.

     Total liabilities increased from $498.9 million at June 30, 1996 to $530.1 million at June 30, 1997 principally as a result of retail deposit growth. Deposits increased from $479.4 million at June 30, 1996 to $508.8 million at June 30, 1997. During 1997, the Savings Bank increased its emphasis on building new client relationships. FHLB advances decreased from $8.6 million at June 30, 1996 to $6.8 million at June 30, 1997 as the Savings Bank retired maturing FHLB advances rather than renew this borrowing.

     Total stockholders' equity was $85.4 million at June 30, 1997 compared to $86.0 million at June 30, 1996. The Corporation repurchased 205,000 shares for a total cost of $3.3 million which partially offset the $1.9 million increase in retained earnings. The Corporation's book value per share increased from $16.77 at June 30, 1996 to $17.37 at June 30, 1997.

Comparison of Operating Results for the Years Ended June 30, 1996 and 1997

     General. The Corporation reported net earnings of $1.9 million, or $0.41 per share, for the year ended June 30, 1997 as compared to $2.8 million for the year ended June 30, 1996. The decline in operating results between fiscal 1996 and fiscal 1997 was due primarily to a one-time $3.2 million SAIF assessment charged in fiscal 1997. Without this special assessment, net income for fiscal 1997 would have been $3.8 million.

     Net Interest Income. Net interest income increased by $2.6 million, or 15.2%, from $16.5 million in fiscal 1996 to $19.1 million in fiscal 1997. This increase resulted principally from the investment of the conversion proceeds into interest earning assets and the widening of the Corporation's net interest margin from 3.1% to 3.3%.

     Interest Income. The average yield on interest-earning assets declined slightly in fiscal 1997 because a large portion of the stock conversion proceeds were invested in short-term securities. Total interest income increased by $782,000 in 1997 due to the increase in earning assets provided by the stock conversion. The average balance in investment securities rose from $20.1 million in 1996 to $55.2 million in 1997 while the yield decreased from 6.9% to 5.7%. The loans receivable yield also decreased 16 basis points reflecting the slightly downward trend of interest rates during the year.

     Interest Expense. Interest expense declined on both deposits and FHLB advances. The conversion proceeds allowed the Corporation to repay higher cost FHLB advances. The average balance of these advances declined from $20.2 million in fiscal 1996 to $7.1 million in fiscal 1997. With the decline in interest rates during fiscal 1997, the average cost of deposits decreased by 18 basis points from 4.9% in 1996 to 4.7% in 1997.

     Provisions for Loan Losses. Provisions for losses declined in fiscal 1997 to $1.3 million as compared to $2.3 million in fiscal 1996. A smaller provision was required because of a significant decline in credit losses. Credit losses fell from $2.5 million in 1996 to $1.4 million in 1997. Commercial real estate losses, which fell from $1.3 million in 1996 to $309,000 in 1997, experienced the greatest drop. The allowance for loan losses ended fiscal 1997 at $5.5 million, unchanged from 1996. Because of growth in the loan portfolio during fiscal 1997 the ratio of the allowance for loan losses as a percent of total loans outstanding declined from 1.18% in 1996 to 1.04% in 1997. Allowance for loan losses as a percent of nonperforming loans at the end of the period was 87.5% compared to 123.4% at the end of 1996. Recent loss reserve experience has indicated that a reduction in the ratio is warranted.

     Non-interest Income. Total non-interest income decreased by 19.5%, from $9.5 million in 1996 to $7.6 million in 1997 primarily as a result of lower gains on sale of loans. The ratio of gains to total loan sales remained constant during the two periods at 105 basis points, however, the volume of sales declined from $454 million in 1996 to $343 million in 1997. In addition, non-interest income was increased in 1996 by the receipt of $1 million in life insurance proceeds on a former Chief Executive Officer.

     Non-interest Expense. Total non-interest expense increased by $2.7 million, or 13.9% in 1997 because of the one-time SAIF assessment of $3.2 million. The payment of this special assessment brought the SAIF fund to its legally required minimum reserve level which should result in lower premiums in future years.

     Income Taxes. Provision for income taxes was $1.2 million for fiscal 1997 (for an effective tax rate of 37.4%) compared to $1.3 million in 1996 (for an effective tax rate of 32.2%). The Corporation eliminated the valuation allowance previously established against the deferred state tax asset because management determined that it was more likely than not to utilize its future benefit. The effective rate for 1996 was lower because it was reduced by $1.0 million in non-taxable life insurance proceeds.

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

     Net Interest Income. Net interest income increased by $3.0 million, or 22.3%, from $13.5 million for fiscal 1995 to $16.5 million for fiscal 1996.
This increase resulted from an increase in the spread between the yield on interest-earning assets and the rate paid on interest-bearing liabilities from 2.31% for the year ended June 30, 1995 to 2.75% for the year ended June 30, 1996 as the average yield on loans increased more than the average rate paid on deposits.

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

     Provisions for Loan Losses. Provisions for losses on loans were $2.3 million for fiscal 1996 compared to $4.8 million for fiscal 1995. The $2.5 million decline was attributable to a stabilization in the level of non-performing commercial and multi-family loans during 1996. Although past due and non-accrual loans totaled $4.5 million, or .98% of net loans receivable, at June 30, 1996 compared to $2.6 million, or .54%, at June 30, 1996, past due and non-accrual commercial and multi-family loans at June 30, 1996 were $798,000, or
 .18%, compared to $1.4 million or .30% of net loans receivable at June 30, 1995. Net charge-offs aggregated $1.9 million in fiscal 1996 compared to $3.0 million in fiscal 1995. Of these amounts, charge-offs on commercial and multi-family loans were $1.0 million and $1.3 million, respectively. Despite the improvement in the levels of commercial and multi- family loans during fiscal 1996, the recessionary economic conditions prevailing in Southern California in recent years have resulted in increased loan delinquencies and defaults as well as reductions in the value of properties securing loans made by the Savings Bank. These factors, in combination with higher unemployment levels within the Savings Bank market areas, resulted in management's decision to increase the allowance for loan losses to a level which exceeded that of June 30, 1995. At June 30, 1996, the allowance for loan losses as a percentage of gross loans receivable were 1.18% compared to 1.06% at June 30, 1995.

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

Average Balances, Interest and Average Yields/Cost

     The following table sets forth certain information for the periods regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs thereof. Such yields and costs for the periods indicated are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has causes any material difference in the information presented.

                                                     Year Ended June 30,
                        --------------------------------------------------------------------------------


                                 1997                        1996                       1995
                        ------------------------- -------------------------- ---------------------------
                                           Average                   Average                     Average
                        Average            Yield/ Average            Yield/  Average             Yield/
                        Balance Interest   Cost   Balance  Interest  Cost    Balance  Interest   Cost
                        ------- --------   ----   -------  --------  ----    -------  --------   ----
                                                   (Dollars in Thousands)
Interest-earning assets:
 Loans receivable,
  net (1)(2). . . . .  $498,853   38,445   7.71% $504,336   $39,701  7.87%  $494,087  $34,045    6.89%
 Investment securities   55,207   3,133    5.68    20,135     1,386  6.88     20,636    1,284    6.23
 FHLB stock . . . . .     4,749     290    6.10     4,489       230  5.13      4,944      268    5.41
 Interest-earning
  deposits. . . . . .    14,712     731    4.97   13,873        500  3.61     11,885      423    3.56
   Total interest-     -------- -------    ---- --------    -------  ----  ---------  -------    ----
    earning assets. .   573,521  42,599    7.43  542,833     41,817  7.70    531,552   36,020    6.78
                        -------- -------         --------    -------        --------- -------
Non-interest-earning
 assets . . . . . . .    25,051                   21,313                      23,332
                       --------                 --------                    --------
  Total assets. . . .  $598,572                 $564,146                    $554,884
                       ========                 ========                    ========
Interest-bearing liabilities:
 Passbook accounts. .   $49,567   1,363    2.75  $52,345      1,743  3.33  $  55,805    1,466    2.63
 Demand and NOW
  accounts. . . . . .   111,059   3,733    3.36  111,145      4,237  3.81    126,913    5,082    4.00
 Certificate
  accounts. . . . . .   329,099  18,016    5.47  326,056     18,027  5.53    294,701  14,641     4.97
                        -------- -------         --------    -------        --------- -------
   Total deposits . .   489,725  23,112    4.72  489,546     24,007  4.90    477,419  21,189     4.44

 FHLB advances. . . .     7,098     416    5.87   20,155      1,260  6.25     21,655   1,070     4.94
 Other borrowings . .        --      --      --      840          2  0.24      4,302     232     5.38
  Total interest-      -------- -------         --------    -------        --------- -------
   bearing
   liabilities. . . .   496,823  23,528    4.74  510,541     25,269  4.95    503,376  22,491     4.47
                                -------                     -------                  -------
 Non-interest-bearing
  liabilities . . . .    15,912                   13,432                      10,804
                       --------                 --------                    --------
 Total liabilities. .   512,735                  523,973                     514,180
                       --------                 --------                    --------
 Shareholders equity.    85,837                   40,173                      40,704
  Total liabilities and--------                 --------                    --------
   Shareholders equity $598,572                 $564,146                    $554,884
                       ========                 ========                    ========
 Net interest income.           $19,071                     $16,548                  $13,529
                                =======                     =======                  =======
 Interest rate spread (3)                  2.69%                     2.75%                       2.31%
 Net interest margin (4)                   3.33%                     3.05%                       2.55%
 Ratio of average
  interest-earning
  assets to average
  interest-bearing
  liabilities . . . .    115.44%                  106.33%                     105.60%

-------------------
(1) Includes loans available for sale.
(2) Includes deferred loan fee amortization of ($254,000), $112,000 and $98,000 for the years ended June 30,
  1997, 1996 and 1995, respectively.
(3) Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

                                                            44

Yields Earned and Rates Paid

     The following table sets forth (on a consolidated basis) for the periods and at the dates indicated the weighted average yields earned on the Savings Bank's assets and the weighted average interest rates paid on the Savings Bank's liabilities, together with the net yield on interest-earning assets.

                                     At
                                   June 30,       Year Ended June 30,
                                   -------     ---------------------------
                                    1997       1997       1996        1995
                                    ----       ----       ----        ----
Weighted average yield on:
Loans receivable (1). . . . .       7.79%      7.71%      7.87%       6.89%
Investment securities . . . .       5.89       5.68       6.88        6.23
FHLB stock. . . . . . . . . .       5.94       6.10       5.13        5.41
Interest-earning deposits           5.25       4.97       3.61        3.56
All interest-earning assets .       7.17       7.43       7.70        6.78
Weighted average rate paid on:
Passbook accounts . . . . . .       2.64       2.75       3.33        2.63
Demand and NOW accounts . . .       3.26       3.36       3.81        4.00
Certificate accounts. . . . .       5.50       5.47       5.53        4.97
FHLB advances . . . . . . . .       5.93       5.87       6.25        4.94
Other borrowings. . . . . . .         --         --       0.30        5.38
All interest-bearing
 liabilities. . . . . . . . .       4.11       4.74       4.95        4.47
Interest rate spread (spread
 between weighted average
 rates on all interest-
 earnings assets and all
 interest-bearing
 liabilities. . . . . . . . .       3.06       2.69       2.75        2.31
Net interest margin (net
 interest income as a
 percentage of average
 interest-earning assets) . .       3.55       3.33       3.05        2.55

-----------------
(1) Includes loans available for sale.

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

                         1997 Compared to Year        1996 Compared to Year
                          Ended June 30, 1996          Ended June 30, 1995
                       Increase (Decrease) Due to   Increase (Decrease) Due to
                      ---------------------------   --------------------------
                                      Rate/                       Rate/
                        Rate  Volume  Volume Net    Rate  Volume  Volume  Net
                        ----  ------  ------ ---    ----  ------  ------  ---
                                          (In Thousands)
Interest income:
 Loans
  Receivable (1) . .  ($834) ($432)  $9   ($1,257) $4,850  $706  $100  $5,656
 Investment. . . . .
  securities . . . .   (243)  2,415  (424)  1,748     135   (31)   (3)    102
 FHLB stock. . . . .     44      13     3      60     (14)  (25)    1     (38)
 Interest-bearing
  deposits . . . . .    189      30    11     230       6    70     1      77
  Total net change   ------  ------ -----  ------  ------  ---- -----  ------
   in income on
   interest earning
   assets. . . . . .   (844)  2,026  (401)    781   4,977   720    99   5,797
                     ------  ------ -----  ------  ------  ---- -----  ------
Interest-bearing
 liabilities:
 Passbook accounts .   (304)    (92)   17    (379)    392   (91)  (24)    277
 Demand and NOW
  accounts . . . . .   (501)     (3)   --    (504)   (244) (631)   30    (845)
Certificate
 accounts. . . . . .   (178)    168    (2)    (12)  1,653 1,558   176   3,387
  FHLB advances. . .    (77)   (816)   50    (843)    283   (74)  (20)    189
  Other borrowings .     (3)     (3)    3      (3)   (219) (187)  177    (230)
   Total net change  ------  ------ -----  ------  ------  ---- -----  ------
    in expense on
    interest-bearing
    liabilities. . . (1,063)   (746)   68  (1,741)  1,865   575   338   2,778
Net change in net    ------  ------ -----  ------  ------  ---- -----  ------
 interest income . .   $219  $2,772 ($469) $2,522  $3,112  $145 ($239) $3,019
                       ====  ====== =====  ======  ======  ==== =====  ======
-------------------
(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, nonaccrual loans were included in the weighted average balance outstanding.

Asset and Liability Management

     The principal financial objective of the Savings Bank's interest rate risk management function is to achieve long-term profitability while limiting its exposure to fluctuating interest rates. The Savings Bank has sought to reduce exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Savings Bank's assets by holding loans with interest rates subject to periodic market adjustments. In addition, the Savings Bank maintains a liquid investment portfolio comprised of short-term government securities. The Savings Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, limits the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Savings Bank promotes transaction accounts and certificates of deposit with terms up to five years.

     In order to encourage savings associations to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk ("IRR") component into the risk-based capital rules. Using data from the Savings Bank's quarterly reports to the OTS, the Savings Bank receives a report from the OTS that measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement. Under OTS regulations, an institution whose "measured interest rate risk" is greater than 2.0% of the portfolio value of total assets will be subject to a deduction from total capital for purposes of calculating its risk-based capital.

     The following table is provided by the OTS and sets forth as of June 30, 1997 the estimated changes in NPV based on the indicated interest rate environments. No effect has been given to any steps that management of the Savings Bank may take to counter the effects of interest rate movements presented in the table.

                                                     Net Portfolio as % of
                         Net Portfolio Value       Portfolio Value of Assets
Basis Point ("bp")  -----------------------------  -------------------------
Change in Rates     $ Amount $ Change(1) % Change  NPV Ratio(2)   Change(3)
---------------     -------- ----------- --------  ------------   ---------
                          (Dollars in Thousands)

  +400 bp           $60,882   (25,312)    (29)%      10.53%        (344) bp
  +300 bp            69,923   (16,272)    (19)%      11.84         (213) bp
  +200 bp            77,854    (8,340)    (10)%      12.94         (103) bp
  +100 bp            83,666    (2,529)     (3)%      13.69          (27) bp
     0 bp            86,195        --      --        13.97           --
  -100 bp            85,389      (805)     (1)       13.77          (20) bp
  -200 bp            83,178    (3,017)     (4)       13.38          (59) bp
  -300 bp            81,958    (4,236)     (5)       13.13          (83) bp
  -400 bp            82,707    (3,488)     (4)       13.16          (81) bp

-------------------
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV based on prevailing interest rates at June 30, 1997 ("base case").
(2) Calculated as the estimated NPV divided by the portfolio value of total assets ("PV").
(3) Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates.

     The following table is provided by the OTS and is based on the calculations in the above table. It sets forth the change in the NPV Ratio at a 200 bp rate shock at the end of the last three quarters of fiscal 1997.

                                      At          At           At
                                    June 30,   March 31,   December 31,
                                     1997        1997         1996
                                     ----        ----         ----

RISK MEASURES:  200 BP RATE SHOCK:

Pre-Shock NPV Ratio:
 NPV as % of PV of Assets . .       13.97%      14.19%        13.70%
Exposure Measure:
 Post-Shock NPV Ratio . . . .       12.94       12.68         12.68
Sensitivity Measure:
 Change in NPV Ratio. . . . .        (103) bp    (118) bp     (102) bp

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

     The Savings Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Savings Bank generally maintains sufficient cash and overnight deposits to meet short-term liquidity needs. At June 30, 1997, cash (including overnight deposits) totaled $20.1 million, or 3.3% of total assets. In addition, the Savings Bank maintains a credit facility with the FHLB-San Francisco, which provides for immediately available advances. Advances under this credit facility totaled $6.8 million at June 30, 1997. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Savings Bank may continue to rely on FHLB borrowings for its liquidity needs.

     The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1.0% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Savings Bank's actual short-term liquidity ratio at June 30, 1997 was 6.8%. The Savings Bank has in the past consistently maintained liquidity levels relatively close to and in excess of regulatory requirements and believes this is an appropriate strategy for proper asset and liability management.

     The primary investing activity of the Savings Bank is the origination of mortgage loans. During years ended June 30, 1997, 1996 and 1995, the Savings Bank originated loans in the amounts of $440.6 million,$516.9 million and $255.1 million, respectively. At June 30, 1997, the Savings Bank had loan commitments totaling $51.0 million and undisbursed loans in process totaling $3.7 million. The Savings Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 1997 totaled $288.2 million. Historically, the Savings Bank has been able to retain a significant amount of its deposits as they mature. Management of the Savings Bank believes it has adequate resources to fund all loan commitments by deposits and FHLB advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The Savings Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of June 30, 1997, the Savings Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 9.9%, 9.9% and 16.1%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- Federal Regulation of Savings Associations -- Capital Requirements" in Item 1 of this Report.

Impact of New Accounting Pronouncements

     Effective July 1, 1996 the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" recognizing mortgage servicing rights as separate assets from the underlying mortgage loans at the time such loans are sold and servicing is retained. SFAS 122 did not have a material impact on the Company's financial reporting. Effective January 1, 1997, the Company adopted SFAS 125 "Accounting for Transfers of Financial Assets and Liabilities." Under the financial-components approach of SFAS 125, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes al financial and servicing assets it no longer controls and liabilities that have been extinguished. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The adoption of SFAS 125 did not have a material impact on the Company's financial reporting.

     In February 1997, FASB issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128). SFAS 128 supercedes APB Opinion No. 15 "Earnings per Share" (APB 15) and establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 simplifies the reporting of EPS and brings them substantially in line with those found in International Accounting Standard 33, Earnings per Share, recently issued by the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator of the diluted EPS computation. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company has determined that this statement will have no significant impact on the financial position, results of operations, or earnings per share.

     In February 1997, the FASB also issued Statement of Financial Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). This Statement is effective for financial statements for periods ending after December 15, 1997. The Company does not expect SFAS 129 to have any significant impact on prior disclosures since it primarily consolidates requirements from previously issued Opinions and Statements into one Statement.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     For information regarding the market risk of the Company's investments, see "Asset and Liability Management" under Item 7 of this Report and "Lending Activities -- Maturity of Loan Portfolio" and "Investment Activities" under Item 1 of this Report.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The financial statements contained in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information concerning the Corporation's directors required by this
Item is incorporated by reference from the information set forth under "Proposal I - Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement.

        Executive Officers of the Corporation and Savings Bank

                     Age at                      Position
                     June 30,   -------------------------------------------
     Name            1997       Corporation       Savings Bank
     ----            ----       -----------       ------------
Craig G. Blunden     49     President, Chief     President, Chief Executive
                            Executive Officer,   Officer and Director
                            and Director
Brian M. Riley       32     Chief Financial      Senior Vice President and
                            Officer              Chief Financial Officer
Robert G. Schrader   57     Secretary            Executive Vice President,
                                                 Chief Operating Officer
                                                 Secretary and Director
Donald L. Blanchard  46     N/A                  Senior Vice President,
                                                 Retail Banking
Lil Brunner          43     N/A                  Senior Vice President
                                                 Chief Information Officer
Richard L. Gale      45     N/A                  Senior Vice President,
                                                 Mortgage Banking
William E. Harris    55     N/A                  Senior Vice President,
                                                 Administration and Treasurer

Biographical Information

     Set forth below is certain information regarding the executive officers of the Corporation and the Savings Bank. There are no family relationships among or between the directors or executive officers.

     Craig G. Blunden has been associated with the Savings Bank since 1974 and has held his current positions at the Savings Bank since 1991 and as President and Chief Executive Officer of the Corporation since its formation in 1996. Mr. Blunden also serves on the Foundation Board of Trustees for the University of California, Riverside, the Western League of Savings Institutions Board of Directors and America's Community Bankers Mortgage Finance Committee.

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

     Brian M. Riley, who joined the Savings Bank in 1997, was previously Executive Vice President/Chief Financial Officer for Metro Commerce Bank from 1992 to 1997.

     Lil Brunner, who joined the Savings Bank in 1993, was general auditor prior to being promoted to Chief Information Officer in 1997.

Item 11.  Executive Compensation
--------------------------------

     The information required by this Item is incorporated by reference to the information under "Executive Compensation" and "Directors' Compensation" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information required by this Item is incorporated by reference to the information under "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

     (c)  Changes In Control

     The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this Item is incorporated by reference to the information under "Transactions with Management" in the Proxy Statement.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  (1)(2) Independent Auditors' Report

            Consolidated Financial Statements

             (a)  Consolidated Balance Sheets, June 30, 1997 and 1996
             (b)  Consolidated Statement of Operations For the Years Ended
                    June 30, 1997, 1996 and 1995
             (c)  Consolidated Statement of Stockholders' Equity For the
                    Years Ended June 30, 1996, 1995 and 1994
             (d)  Consolidated Statement of Cash Flows For the Years Ended
                    June 30, 1996, 1995 and 1994
             (e)  Notes to Consolidated Financial Statements

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

           10.2   Post-Retirement Compensation Agreement with Craig G. Blunden
           10.3 Severance Agreement with Robert G. Schrader (Incorporated by referenced to Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the year ended June 30, 1996)

           10.4 1997 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated December 12,
                  1996)

           10.5 1997 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation's proxy statement dated December 12, 1996)

           13.    Annual Report to Stockholders

           21.    Subsidiaries of Registrant

           23.    Consent of Independent Auditors

           27.    Financial data schedule

(b) The Corporation did not file any Reports on Form 8-K during the quarter ended June 30, 1997.

                                SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PROVIDENT FINANCIAL HOLDINGS, INC.

Date:  September 25, 1997            By: /s/ Craig G. Blunden
                                         ---------------------------------
                                         Craig G. Blunden
                                         President and Chief
                                         Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURES                       TITLE                   DATE
    ----------                       -----                   ----

/s/ Craig G. Blunden            President, Chief         September 25, 1997
--------------------------      Executive Officer and
Craig G. Blunden                Director (Principal
                                Executive Officer)

/s/ Brian M. Riley              Chief Financial Officer  September 25, 1997
--------------------------      (Principal Financial
Brian M. Riley                  and Accounting Officer)

/s/ Robert G. Schrader          Director                 September 25, 1997
--------------------------
Robert G. Schrader

/s/ Bruce W. Bennett            Director                 September 25, 1997
--------------------------
Bruce W. Bennett

                                Director                 September __, 1997
--------------------------
Michael C. Billings

/s/ Debbi H. Guthrie            Director                 September 25, 1997
--------------------------
Debbi H. Guthrie

                                Director                 September __, 1997
--------------------------
David W. Mitchell

/s/ Roy H. Taylor               Director                 September 25, 1997
--------------------------
Roy H. Taylor

                               EXHIBIT 10.1

                 Employment Agreement with Craig C. Blunden

                              EMPLOYMENT AGREEMENT
                              --------------------

               THIS EMPLOYMENT AGREEMENT ("Agreement") is entered into as of the 1st day of January, 1997, between PROVIDENT SAVINGS BANK (the "Bank"), and CRAIG
G. BLUNDEN (the "Executive"), with reference to the following facts:

               A. The Executive is currently the Chief Executive Officer and Chairman of the Board of the Bank and an officer and director of subsidiaries of the Bank. The Executive is an experienced and knowledgeable savings and loan executive whose creativity, expertise and effort have assisted in the development of the business and growth of the Bank.

               B. The Bank recognizes that the future growth, profitability and success of the business of the Bank will be advanced by the continued employment of the Executive. in order to retain the services of the Executive and to maximize the period of his continued availability, the Bank desires to offer the Executive the compensation, amenities and other benefits which executives of comparable experience and ability generally receive.

               C. The Executive is currently employed by the Bank under the terms and conditions of an employment agreement dated March 26, 1992. The Executive and the Bank now desire to terminate that agreement and replace it with the new agreement set forth herein, such termination and replacement to be effective as of the date hereof.

               NOW, THEREFORE, the parties hereto agree as follows:

               1.     Employment.
                      ----------

               The Bank hereby employs the Executive and the Executive hereby accepts employment with the Bank on the terms and subject to the conditions hereinafter set forth in this Agreement.

               2.     Term.
                      ----
                      (a) The term of this Agreement shall be deemed to commence on January 1, 1997 and shall continue through December 31, 1999 (which period is referred to herein as the "Initial Term"), provided that this Initial Term shall be subject to extension pursuant to the provisions of this Section 2 and to earlier termination pursuant to Section 11 hereof.

                      (b) The Board of Directors of the Bank (the "Board") shall review this Agreement and the performance of the Executive hereunder at the December meeting of the Board each year and the fact of such review shall be recorded in the minutes of each such meeting. Commencing with January 1, 1997, and on each January 1 thereafter during the Initial Term and any extensions hereof, the term of this Agreement shall be extended for an additional calendar year period, provided that the Board shall have voted to approve such extension at the immediately preceding December meeting of the Board, so that as of any such January 1 this Agreement shall have a remaining term of three calendar years, unless, on or before such Extension Date (i) the Executive has attained age 62,
        (ii) this Agreement has
        been terminated pursuant to Section 11 hereof; (iii) the Board or the Executive has provided the other party with written notice stating that such party is thereby exercising its option to discontinue further extensions of this Agreement, or (iv) the Board has declined to approve such extension at the immediately preceding December meeting of the Board. For purposes of this Agreement, a reference to an 'Extension Date' shall mean any such January 1 which results in a one year extension under the provisions of this Section 2(b), and a reference to the 'term' of this Agreement shall include the Initial Term and any extensions hereunder.

                      (c) If this Agreement is terminated or otherwise becomes inoperative, all rights and benefits which have become vested hereunder prior to such termination shall remain in full force and effect and such termination shall not be construed as relieving any party from the performance of any accrued obligation incurred to the other under the operation of this Agreement, including, without limitation, any obligation requiring performance after the date of such termination.

               3.     Position And Duties.
                      -------------------

                      (a) The Bank hereby engages the Executive, and the Executive hereby agrees to render services, as the Chief Executive officer of the Bank, or in such other capacity as the parties hereto shall mutually agree, and as an executive officer of such of the Bank's affiliates as the parties hereto shall mutually agree, including affiliates which may be formed or acquired subsequent to the date of this Agreement. The Executive shall have responsibility for the overall conduct of the Bank's business and shall have full authority to do and perform or cause to be performed all such services, acts or things as he shall deem necessary or advisable to manage and conduct the business of the Bank, including, without limitation, hiring, supervision and termination of employees and consultants, in a manner consistent with policies established from time to time by the Board. In the performance of such duties, the Executive shall only be required to report to the Board.

                      (b) The Executive agrees that during the term of this Agreement he shall, as long as he shall be elected, serve on the Board and on the boards of directors of such of the Bank's affiliates as the parties hereto shall mutually agree, including affiliates which may be formed or acquired subsequent to the date of this Agreement.

                      (c) During the term of this Agreement the Executive shall devote substantially all of his regular business time solely to the business of the Bank, including community affairs, charitable matters or other activities that may reasonably be expected to benefit the general image of the Bank in the communities it serves, and the Executive shall not provide services on behalf of, or otherwise engage in or promote, any business competitive with that of the Bank or its affiliates. Subject to the foregoing, the Executive may serve on boards of directors of unaffiliated corporations, subject to advance approval by the Board, and may engage in personal business and investment activities, including real estate investments.

               4. Authority of Bank. The Bank reserves the right to elect, from time to time, any person to its Board, to appoint any person as an officer of the Bank and to remove any of its officers and directors, without exception, in any manner and upon such basis or bases as shall be deemed appropriate; provided however, that except to the extent expressly provided herein to the contrary, any such removal shall not relieve the Bank from any of its obligations to the Executive, or any additional obligations set forth under the terms of this Agreement. Nothing herein shall be deemed to limit the authority of the Executive, subject to the overall authority of the Board, to retain, supervise or remove Bank personnel.

               5.     Place Of Performance.
                      --------------------

                      (a) In connection with his employment by the Bank, the Executive shall at all times be entitled to an appropriate office at the principal executive offices of the Bank, which offices are presently located at 3756 Central Avenue, Riverside, California 92506. In the event of a Change in Control of the Bank (as defined below), the Bank shall not, at any time thereafter, without the written consent of the Executive, transfer the Executive to a location more than 20 miles from the Executive's current principal residence. If the Bank pro poses to transfer the Executive to a location that is more than 20 miles from his principal residence after a Change in Control of the Bank has occurred, and if Executive shall agree to such transfer, the Bank shall promptly pay (or reimburse the Executive for) all reasonable moving expenses incurred by the Executive as a result of a change of his principal residence in connection with any such relocation, and will indemnify the Executive against, and reimburse the Executive for, any loss incurred as the result of the sale of his principal residence (which loss shall be computed for the purpose hereof as the difference between the actual sales price of such residence (net of closing costs and brokerage fees) and the higher of (i) the Executive's adjusted basis for tax purposes in such residence, or (ii) the fair market value of such residence as determined by a real estate appraiser designated by the Executive and satisfactory to the Bank) in connection with any such transfer.

                      (b) For the purposes of this Agreement, a "Change in Control" of the Bank shall be deemed to occur if any person or entity becomes a 'controlling person' of the Bank or of any entity controlling the Bank, as that term is defined for purposes of Section 561.14 of the Rules and Regulations of the Office of Thrift Supervision or if the Bank or any entity controlling the Bank is the subject of a merger, consolidation or other business combination or reorganization and a majority of the board of directors of the resulting entity does not thereafter consist of persons who were directors of the Bank immediately prior to such transaction; provided, however, that no Change in Control shall be deemed to occur in the event of any regulatory action specified in Section 11(c) below or solely as a result of the conversion of the Bank from the mutual to the stock form of organization, including such a conversion in which the Bank forms a holding company for itself.

               6.     Working Facilities.
                      ------------------

               The Executive shall be furnished with a private office, stenographic and other necessary secretarial assistance, and with such other facilities, amenities and services as are presently or may hereafter be furnished to the most senior executive officers of the Bank and are adequate in the reasonable judgment of the Executive for the performance of his responsibilities hereunder.

               7.     Compensation.
                      ------------

                      (a) As compensation for the performance of Executive's services here under, including services as a director of the Bank and as an officer or director of the Bank's affiliates, the Bank shall pay to the Executive in accordance with its normal payroll practices an annual salary (the "Annual Base Salary") as set forth on Schedule 1 to this Agreement, attached hereto and incorporated herein by this reference. The Annual Base Salary may be redetermined from time to time by the Board (or a duly authorized committee thereof) and set forth in an amendment to this Agreement. For the purposes of this Agreement, the Annual Base Salary payable to the Executive shall mean the gross amount payable to the Executive prior to any deductions for withholding taxes and voluntary contributions by the Executive to any retirement or deferred compensation plan maintained or offered by the Bank.

                      (b) If the Executive's salary is increased during the term of this Agreement, the minimum Annual Base Salary payable to the Executive subsequent to the date of such increase shall be equal to his salary as so increased, except that the Executive's Annual Base Salary thereafter may be reduced pursuant to and consistent with a general program of salary reductions for senior executive personnel, provided that no such reduction shall in any event reduce the Executive's Annual Base Salary to a level below the amount stated in Section 7(a). In the event of a Change in Control of the Bank (as defined in Section 5(b) hereof) during the term of this Agreement, the Annual Base Salary payable to the Executive for the balance of the then current year and for each succeeding calendar year during the term of this Agreement shall in no event be less than the sum of (i) the aggregate amount of Annual Base Salary (without giving effect to any reduction pursuant to the exception set forth in the first sentence of this Section 7(b)) and
        (ii) the aggregate amount of any discretionary bonuses received by the Executive during the twelve-month period immediately preceding the Change in Control. For the purposes hereof, discretionary bonuses shall include amounts paid pursuant to any cash bonus or incentive program maintained by the Bank, but shall not otherwise include any amounts payable to the Executive pursuant to any benefit program covered by
        Section 9 here of (dealing with the employee benefit programs and other fringe benefits to which the Executive is entitled) unless the payment of benefits thereunder is totally in the discretion of the Board.

               8.     Expenses.
                      --------

               Subject to compliance with the Bank's normal and customary policies regarding substantiation and verification of business expenses, as in effect from time to time, which policies currently include quarterly review of the Executive's expense reports by the Personnel Compensation Committee of the Board, the Executive is authorized to incur on behalf of the Bank, and the Bank shall directly pay or shall fully reimburse the Executive for, all customary and reasonable expenses incurred for promoting, pursuing or otherwise furthering the business of the Bank or its affiliates, including but not limited to expenses for travel, entertainment and related matters, attendance at conventions and industry related meetings, the cost of trade publications related to financial institutions or otherwise relating to the business of the Bank or its affiliates, and dues, fees and assessments with respect to those executive facilities and country clubs for which the Bank, as of the date of this Agreement, is making direct payment on behalf of the Executive, or in respect of which the Bank is providing the Executive with reimbursement.

               9.     Fringe Benefits.
                      ---------------

               During the term of this Agreement, the Executive shall be entitled to participate in, and to receive benefits and perquisites under, any formal or informal employee benefit plans, under standings, arrangements or programs now provided to the Executive and any additional such benefits that may hereafter generally be made available by the Bank or its affiliates to senior executives, key management employees and their eligible dependents including, but not limited to, (i) cash bonus and incentive plans, profit sharing plans and plans providing for life insurance coverage in which the Executive is a participant on the date of this Agreement or plans or arrangements providing the Executive with at least equivalent benefits thereunder, (ii) use of a company automobile of a quality commensurate with the Executive's position as chief executive officer of the Bank, including replacement of such automobile after not more than three calendar years of use and including payment by the Bank of the costs of insurance, repairs, gas and oil for such automobile, (iii) reimbursement of annual tax return preparation fees incurred at an accounting firm of the Executive's choice, (iv) reimbursement for costs related to or incurred in connection with annual comprehensive physical examinations of the Executive at a facility of his choice, including the costs of any additional examinations or diagnostic expense recommended by the examining physician, and
(v) payment of a stipend to Executive in order to pay the premium on the Long Term Disability Policy described on Schedule 2 attached, plus any and all income tax attributable to the payment of such stipend. Nothing paid to or received by the Executive pursuant to this Section 9 shall be deemed to be in lieu of any of the compensation to the Executive provided for in Section 7 of this Agreement.

               10.    Vacations.
                      ---------
               The Executive shall be entitled to a minimum of four weeks of fully compensated vacation time each year during the term of this Agreement, together with all paid holidays provided by the Bank to its employees or senior executive officers. Except as otherwise required by applicable regulatory authorities, such vacation time need not be taken in consecutive periods. The Executive shall be entitled to carry over unused vacation time for a period of up to one (1) year.

               11. Termination. This Agreement may be terminated or suspended prior to the expiration of its term in accordance with the following:

                      (a) Death. This Agreement shall terminate upon the Executive's death.

                      (b) Disability. If the Executive becomes disabled within the meaning of the Long Term Disability Policy described on Schedule 2 attached and as in effect on the date this Agreement is entered into, this Agreement shall terminate as of the date on which the Executive is determined to have become disabled unless the Executive resumes the performance of substantially all of his duties under this Agreement within 180 days thereafter.

                      (c) Regulatory Action. If the Executive is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under Sections 8(e)(3) or 8(g)(1) of the Federal Deposit Insurance Act (12 U.S.C. 1818(e)(3) or (g)(1)), the Bank's obligations under this Agreement shall be suspended as of the date of service of such notice, unless stayed by appropriate proceedings. If the charges specified in such notice are dismissed the Bank shall pay to the Executive all compensation that was withheld from him and shall reinstate all of the obligations of the Bank suspended hereunder. If the Executive is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under Sections 8(e)(4) or 8(g)(1) of the Federal Deposit Insurance Act (12 U.S.C. 1818(e)(4) or (g)(1)), all obligations of the Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.
                      (d) Cause. This Agreement may be terminated by the Board for cause, which for purposes of this Agreement shall mean a termination on the grounds of the Executive's personal dishonesty, incompetence (other than incompetence resulting from mental or physical illness, both of which shall be deemed covered by Section 11(b) above), willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform the stated duties under this Agreement, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or in the event of a material breach by the Executive of any provision of this Agreement. For purposes of this Agreement, the Executive shall not be deemed to have been terminated for cause unless and until there shall have been delivered to the Executive a copy of a resolution, duly adopted by the affirmative vote of not less than a majority of the Board at a meeting duly called and held for such purpose after reasonable notice to the Executive, which shall not be less than thirty days notice, and an opportunity for the Executive, together with his counsel, to be heard by the Board, finding that, in the good faith opinion of the Board, the Executive is guilty of misconduct of the type described in this Section 11(d), and specifying the particulars thereof in detail, which determination shall be subject to a complete and de novo review as to reasonableness and good faith in accordance with Section 19 hereof (dealing with the arbitration of disputes under this Agreement).

                      (e) Default. If the Bank is in default (as defined in Section 3(x)(1) of the Federal Deposit Insurance Act (12 U.S.C. 1813(x)(1)), all obligations under this Agreement shall terminate as of the date of such default, but vested rights of the contracting parties shall not be affected.

                      (f) Other Regulatory Action. This Agreement may be terminated: (A) by the Director of the Office of Thrift Supervision or his of her designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the Federal Deposit Insurance Act (12 U.S.C. 1823(c)); or (B) by the Director of the office of Thrift Supervision at the time such Director or his or her designee approves a supervisory merger to resolve problems related to the operation of the Bank or when the Bank is determined by such Director to be in an unsafe and unsound condition. Any rights of the contracting Parties that have already vested, however, shall not be affected by any such action.

                      (g) Notice by the Executive. This Agreement may be terminated by the Executive upon one (1) year's written notice, provided that a termination by the Executive in the event the Bank shall fail continuously to comply, both in form and substance, with each and all of its obligations to the Executive under this Agreement, including without limitation the provisions of this Agreement relating to responsibilities, authority, reporting relationships, compensation and benefits, shall be deemed a termination initiated by the Bank under
       Section 11(h) below.

                      (h) Notice by the Bank. This Agreement may be terminated at any time by the Bank upon ninety days written notice; provided, however, that a termination of this Agreement under this Section 11(h) shall not reduce the remaining term of this Agreement for purposes of calculating the amounts payable to the Executive under Section 12(b).

               12. Compensation and Benefits Payable By the Bank Upon Termination. Compensation and benefits shall be payable by the Bank upon a termination or suspension of this Agreement in accordance with the following:

                      (a) If this agreement is terminated pursuant to any of Sections 11(a) through 11(g), the Bank's obligation to provide compensation and benefits under this Agreement shall, except as provided below, terminate for any period after such termination, subject, however, to potential reinstatement in the case of a regulatory suspension, as provided in Section 11(c). If this Agreement is terminated pursuant to any of Sections 11(a), (b) or (h) hereof, or in the event of the normal or early retirement of the Executive as defined for purposes of the Provident Savings Bank 401(k) Profit Sharing Plan, the Bank shall continue to provide the following benefits to the
        Executive: (A) The Bank shall continue in force, with out cost to the Executive, those life and accidental death and dismemberment insurance coverages being provided by the Bank to the Executive and his spouse and his eligible dependents as of the date of such termination, provided that after the Executive's 65th birthdate such coverages may be reduced to reflect any decreases which would have occurred if the Executive continued in the employment of the Bank after his 65th birthdate (as determined under the coverage schedules for such insurance in place as of the date of such termination); (B) The Bank shall continue to provide to the Executive and his eligible dependents medical insurance coverage equivalent in benefits, duration and terms to that provided to the

        Executive and such persons as of the date of such termination; (C) The Bank shall reimburse the Executive for the categories of expense specified in Section 8 hereof, provided that the Executive shall obtain approval for such expenditures in accordance with policies adopted by the Bank from time to time.

                      (b) In the event of a termination of this Agreement pursuant to Section 11(h), the Bank shall make a lump sum payment to the Executive (or to his personal representatives, spouse, heirs or estate should he thereafter become disabled or die) equal to the discounted present value computed using a discount rate equal to the (lesser of 1) the then current Eleventh District Cost of Funds Index, or 2) the prime rate then charged by representative commercial banks as then most recently reported in the Wall Street Journal) of the aggregate future Annual Base Salary to which the Executive would have been entitled had he continued in the Bank's employ for the then remaining balance of the term of this Agreement. Such lump sum payment shall be made within thirty (30) days following the date of such termination. In addition, the Executive (or his spouse, personal representative, heirs or estate) shall be entitled to receive payment of any amounts required to obtain benefits com parable to those provided to the Executive by the Bank at the time of his termination of employment (a "Covered Expenditure") for the then remaining term of this Agreement; provided, however, that should the Executive obtain alternate employment during such remaining term, the Bank's obligations to thereafter reimburse the Executive for Covered Expenditures shall be limited to the cost to the Executive, if any, of obtaining any benefits needed to make the benefits provided by his new employer comparable to those previously provided by the Bank. Any payments due to the Executive hereunder shall be made within thirty days (30) after the Bank's receipt of suitable evidence that the Executive will be required to incur or has incurred a Covered Expenditure in order to obtain the benefits contemplated hereby. If such termination by the Bank pursuant to Section 11(h) occurs following a Change in Control of the Bank (as defined in Section 5(b) above), then in addition to all other benefits hereunder, the Bank shall be obligated to pay to the Executive upon such termination, a lump sum equal to (A) three times the Executive's aggregate Annual Base Salary for the twelve months in the calendar year preceding such termination, plus (B) three times the maximum cumulative bonuses or incentive awards of any nature whatsoever that the Executive had theretofore received or been credited with by the Bank with respect to the previous year of his employment by the Bank; provided that, the amounts payable to the Executive pursuant to this sentence shall be reduced by the amounts paid to the Executive pursuant to the preceding pro visions of this Section 12(b). Notwithstanding any other provision of this Agreement, if any amount payable under this Agreement would otherwise constitute an "excess parachute payment" (as defined in Section 28OG of the Internal Revenue Code of 1986, as amended (the "Code"), the amount payable under this Agreement shall be reduced in such order and manner as the Executive may elect (or, in the absence of such election, as shall be determined by the Bank) to the largest amount which may be paid without any portion of such amount being subject to the excise tax imposed by Code Section 4999. In addition, in the event the Bank is not in compliance with its minimum core capital requirement, or if the payments pursuant to this subsection (b) would cause the Bank's capital to be reduced below its minimum regulatory core capital requirement, such payments shall be deferred until such time as the Bank, or any successor thereto, is in capital compliance.

                      (c) No Duty to Mitigate. If the Executive shall become entitled to receive compensation or benefits pursuant to this Agreement after his termination of employment, Executive shall have no duty to mitigate such payments by seeking or obtaining other employment or otherwise. Subject to the Provisions of Section 12(b) above regarding Covered Expenditures, in the event the Executive obtains other employment, any amounts otherwise due hereunder shall not be reduced as a result of the Executive's receipt of compensation from such other employment.

               13.    Definition Of "Affiliate".
                      -------------------------

               The term "affiliate", as used in this Agreement, shall mean any person, firm, corporation, association, organization, or unincorporated trade or business that, now or hereinafter, directly or indirectly, controls, is controlled by, or is under common control with the Bank, including, without limitation, any holding company for, or service corporation of, the Bank.

               14.    Assignment Limited; Successors.
                      ------------------------------

                      (a) The obligations and duties of the Executive under this Agreement are personal and not assignable. This Agreement shall inure to the benefit of and shall be binding upon the Bank, its successors and its assigns. As used in this Agreement, the term "successor," shall include any firm, corporation or other business entity which at any time, whether by merger, consolidation, purchase, conversion or other corporate reorganization involving the Bank, acquires all or substantially all of the assets or business of the Bank.

                      (b) Neither the Executive, his spouse (if any), his designated beneficiaries (if any) or his estate shall have any right to alienate, pledge, hypothecate, encumber or dispose of the right to receive payments under this Agreement, nor shall such payments be subject to pledge, attachment or claims of creditors. Such payments and the rights thereto are expressly declared to be nonassignable and nontransferable. In the event of any attempted assignment or transfer, the Bank shall not be bound thereby and may fully discharge its obligations under this Agreement by making the payments provided for in this Agreement to the parties designated herein.

                      (c) This Agreement and all rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devises and legatees. Any amounts payable to the Executive hereunder at the time of his death shall be paid in accordance with the terms of this Agreement to the Executive's estate, unless the Executive has provided writ ten notice to the Bank' specifying a different beneficiary or beneficiaries (which notice(s) may be changed from time to time at the option of the Executive, subject to the consent of the Executive's spouse if his spouse then has an enforceable interest in such benefits).

               15. Post-termination Obligations. Following any termination of the Executive's employment under this Agreement, the Executive (i) shall not solicit, directly or indirectly, for one year following such termination, the employment of any person who is an employee of the Bank at the time of such termination or who was, within six months prior to such termination, an employee of the Bank, and (ii) shall not make use of, divulge or disclose, directly or indirectly, any trade secret or other confidential information concerning the business or policies of the Bank or of any of its affiliates, which he learned of as a result of his employment by the Bank, except to the extent that (A) such use or disclosure is necessary to the performance of this Agreement and in furtherance of the Bank's best interests, required by applicable law, necessary to the defense of the Executive in any legal proceeding, or is authorized by the Bank, or (B) such information is lawfully obtainable from other sources.

               16.    Waiver And Modification.
                      -----------------------

               Any waiver, alteration or modification of any of the terms of this Agreement shall be valid only if made in writing and signed by the parties hereto. No waiver by either of the parties hereto of their rights hereunder shall be deemed to constitute a waiver with respect to any subsequent occurrences or transactions hereunder unless such waiver specifically states that it is to be construed as a continuing waiver.

               17.    Governing Law.
                      -------------

               This Agreement shall be governed by and construed in accordance with the laws of California.

               18.    Severability.
                      ------------

               If any provision of this Agreement is held to be prohibited or unenforceable this Agreement shall be deemed ineffective to the extent of such prohibition or unenforceability only without invalidating the remaining provisions hereof.

               19.    Arbitration.
                      -----------

               Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award resulting from such arbitration in any court of competent jurisdiction.

               20.    Notices.
                      -------

               All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if personally delivered or if mailed by United States certified or registered mail, prepaid, to the parties or their permitted assignees at the following addresses (or at such other address as shall be given in writing by either party to the other).

                      If to Bank:           Provident Savings Bank
                                            3756 Central Avenue
                                            Riverside, California 92506
                                            Attn: Secretary of the Company

                      If to Executive:      To the most recent address of the
                                            Executive as shown in the personnel
                                            records of the Bank.

The date of such personal delivery or the third business day following the date of mailing shall be deemed to be the date of such notice, demand or communication.

               21.    Headings.
                      --------

               Headings herein are for convenience only, are not a part hereof and shall not be used in construing this Agreement.

               22.    Entire Agreement.
                      ----------------

               The Bank and the Executive are entering into a Post- Retirement Compensation Agreement concurrently herewith. This Agreement and such Post-Retirement Compensation Agreement constitute the entire understanding and agreement of the parties hereto and, except as otherwise referred to herein, there are no other agreements or understandings, written or oral, in effect between the parties relating to the employment of the Executive by the Bank. All prior negotiations or agreements, if any, between the parties relating solely to the employment of the Executive by the Bank are hereby superseded.

               23.    Rules And Regulations.
                      ---------------------

               To the extent required by any state or federal rules or regulations applicable to the Bank, the terms and provisions of such rules and regulations as in effect as of the date hereof are hereby incorporated into this Agreement by this reference, and notwithstanding anything contained in this Agreement to the contrary, the rights and obligations of any party hereunder shall be subject to all of the terms and limitations contained in such rules and regulations.

               24.    Counterparts.
                      ------------

               This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which shall constitute one instrument.

               25.    Withholding.
                      -----------

               All amounts paid pursuant to this Agreement shall be subject to applicable federal, state and local tax withholding laws and regulations.

               IN WITNESS WHEREOF, the parties hereto have entered into this Agreement effective as of the day and year first above written.

                                 EXECUTIVE:

                                 /s/ Craig G. Blunden
                                 ---------------------------------------
                                 CRAIG G. BLUNDEN

                                 BANK:

                                 PROVIDENT SAVINGS BANK

                                 By:   /s/ Robert G. Schrader
                                 Its:  Executive Vice President/
                                       Chief Operating Officer

BOARD OF DIRECTORS

/s/ Roy H. Taylor
----------------------------              ----------------------------

/s/ Robert G. Schrader
----------------------------              ----------------------------

/s/ Bruce W. Bennett
----------------------------              ----------------------------

                                   SCHEDULE 1

                               ANNUAL BASE SALARY

         JANUARY 1, 1997                           $210,000.00

                                   SCHEDULE 2

                                    Agreement

                     Payment for Long Term Disability Policy

Paul Revere Insurance Group
Policy #010273019303

The Personnel/Compensation Committee recommended the payment of a stipend to Craig G. Blunden in order to meet the requirements of the Employment Agreement for Long Term Disability; this recommendation was approved by the Board of Directors.

The annual premium is $7,754.45. This is net of $12,718.17, taking into consideration the actual cost to Mr. Blunden in paying for this disability premium, i.e. Federal, State and Medicare Tax.

                               EXHIBIT 10.2

           Post-Retirement Compensation Agreement with Craig C. Blunden

                     POST-RETIREMENT COMPENSATION AGREEMENT
                     --------------------------------------

               This Agreement ("Agreement") is entered into as of the 1st day of January, 1997, between PROVIDENT SAVINGS BANK (the "Bank") and CRAIG G. BLUNDEN (the "Executive") with reference to the following facts.

               A. The Executive has been employed by the Bank since May 28, 1974 and has performed his duties in an exemplary manner resulting in substantial profits to the Bank.

               B. The Bank has previously entered into an Employment Agreement and a Post Retirement Compensation Agreement with the Executive, both dated as of March 26, 1992, pursuant to which agreements, (the "Prior Employment Agreement" and "Prior Compensation Agreement", respectively), the Executive is entitled to receive certain post-retirement benefits.

               C. The parties are entering into a revised employment agreement of even date herewith (the "Revised Employment Agreement") and wish to set forth separately herein the terms of a revised post-retirement compensation agreement that is to exist between the Executive and the Bank as a complete replacement of the Prior Compensation Agreement.

               NOW, THEREFORE, the parties hereto agree as follows:

               1.     Retirement Benefit.
                      ------------------

               If the Executive terminates employment with the Bank after reaching age 60, the Bank shall pay the Executive a retirement benefit equivalent in value to a monthly income for the remainder of the Executive's life equal to fifty percent (50%) of the Executive's Final Average Monthly Salary ("Basic Benefit"). The term "Final Average Monthly Salary" shall mean the average gross amount of the Executive's basic monthly salary determined in accordance with the Bank's customary payroll practices, before tax withholding and other payroll deductions and including deferred salary compensation when credited rather than when paid, but excluding bonus or incentive awards, director fees paid to the Executive by the Bank or its Affiliates and any accelerated payments of future salary. "Final Average Monthly Salary" shall be computed based on the highest paid thirty-six (36) consecutive months of the Executive's employment with the Bank.

               2.     Distribution of Benefits.
                      ------------------------

                      (a) Lump Sum. Unless the Executive elects to receive the annuity described in subsection (b) below, the Bank shall make a lump sum payment to the Executive in an amount equal to the actuarially determined discounted present value of the Basic Benefit. In calculating the actuarially determined present value of the Basic Benefit, the calculation shall be as of the actual benefit commencement date and shall be based on the prevailing National Association of Insurance Commissioners ("NAIC") standard mortality tables used as of such benefit commencement date, and the discount rate used shall be the lesser of the prime rate or the Eleventh District cost of funds.

                      (b) Annuity. If the Executive so chooses by irrevocable election communicated to the Bank in writing stating that such election is irrevocable, delivered to the Bank prior to the Executive attaining age 59 or, if earlier, one year prior to the date on which the Executive first becomes entitled to receive payments of benefits under this Agreement, the Executive shall be entitled to receive, in lieu of the lump sum benefit specified in subsection (a) above, an annuity purchased by the Bank with the lump sum benefit otherwise payable pursuant to subsection (a) above, providing for such payments and for such duration as the Executive shall indicate in such election.

               3.     Early Termination.
                      -----------------

                      (a) Termination by Executive: Reduced Benefits. Subject to
        Section 3(b) below, if the Executive's employment with the Bank is terminated prior to reaching age sixty (60) for any reason other than death, disability or as a result of a termination by the Bank, as defined in Sections 11(a), 11(b) or 11(h) respectively, of the Revised Employment Agreement, the monthly benefits due and payable to the Executive under this Agreement shall be reduced from fifty percent (50%) of the Executive's Final Average Monthly Salary by multi plying the benefits otherwise payable hereunder by a fraction, the numerator of which shall be the number of months between March 26, 1992 and the date of such termination of employment, and the denominator of which shall be the number of months from March 26, 1992 to the date Executive reaches age sixty (60). The Executive shall be entitled to commence receipt of such reduced monthly benefits hereunder upon reaching age sixty (60) or at such earlier date as the Executive shall elect by giving written notice of such election to the Bank; provided that, if the Executive elects to commence receipt of such payments prior to reaching age sixty
        (60), then the amounts of such payments shall be actuarially adjusted so that the discounted present value of the total benefits payable to the Executive pursuant to this Section 3(a) shall equal the present value of such payments that would otherwise have been payable to the Executive commencing upon his reaching age sixty (60). Actuarial adjustments made for this purpose shall be calculated in accordance with the requirements of Section 2(b) above.

                      (b) Death, Disability or Termination by Bank: Full Benefits. If, prior to reaching age sixty (60), the Executive's employment with the Bank is terminated as a result of death, disability or termination by the Bank, as defined in Sections 11(a), 11(b) or 11(h), respectively, of the Revised Employment Agreement, including a termination that is deemed pursuant to Section 11(g) of the Revised Employment Agreement to constitute a termination pursuant to Section 11(h) thereof, the Executive, or his surviving spouse, if applicable, shall be entitled to a lump sum benefit equal to the amount that would have become payable to the Executive pursuant to Section 2(a); provided, however, that such lump sum benefit shall be reduced by any benefit actually received by the Executive under the Long Term Disability Policy described on Schedule 2 of the Employment Agreement entered into between the Bank and the Executive as of January 1, 1997.

               4.     Prior Agreements.
                      ----------------

               The post-retirement compensation agreement set forth herein, together with the provisions of the Revised Employment Agreement, are in full replacement of and supersede the agreements relating to post-retirement compensation set forth in the Prior Employment Agreement.

               5.     Non-assignment of Benefits.
                      --------------------------

               Neither the Executive, his spouse (if any), his designated beneficiaries (if any) or his estate shall have any right to alienate, pledge, hypothecate, encumber or dispose of the right to receive payments under this Agreement, nor shall such payments be subject to pledge, attachment or claims of creditors. Such payments and the rights thereto are expressly declared to be nonassignable and nontransferable. In the event of any attempted assignment or transfer, the Bank shall not be bound thereby and may fully discharge its obligations under this Agreement by making the payments provided for in this Agreement to the parties designated herein.

               6.     Successors.
                      ----------
               This Agreement shall be binding upon and inure to the benefit of any successor of the Bank and any such successor shall be deemed substituted for the Bank under the terms of this Agreement. As used in this Agreement, the term "successor" shall include any firm, corporation, or other business entity which at any time, whether by merger, consolidation, purchase, conversion or other corporate reorganization involving the Bank, acquires all or substantially all of the assets or business of the Bank.

               7.     Administration.
                      --------------
               The Personnel/Compensation Committee of the Board of Directors of the Bank (the "Committee") shall be responsible for administration of this Agreement, and shall have the authority to make, amend or rescind such rules and to make such determinations as it shall deem necessary or appropriate for the proper implementation of this Agreement; provided that, the Committee shall report all actions taken by it to the Board on a regular basis. Any action taken or determination made by the Committee shall be final, binding and conclusive on all parties absent manifest error. The Committee shall be the agent for the service of process on the Bank in connection with this Agreement.

                8.     Procedure For Appeal of Denial of Benefits; Arbitration.
                       -------------------------------------------------------
                      (a) The Executive, or the Executive's spouse if applicable, shall have the right to request review by the Committee of any decision denying claims for benefits under this Agreement in accordance with the following appeal procedure:

                             (i) The Committee shall provide notice in writing
               to the Executive (or to the Executive's spouse, if applicable) if a claim for benefits under this Agreement has been denied in whole or in part. Such notice shall be made within 60 days of the receipt by the Committee of the claim or, if special circumstances require, and the Executive (or spouse) is so notified in writing, within 90 days of the receipt by the Committee of the claim. The notice shall (A) set forth the specific reasons for the denial of benefits; (B) contain specific references to provisions of the Agreement relevant to the denial;
               (C) describe any material and information, if any, necessary for the claim for benefits to be allowed, which had been requested, but not received by the Committee; and (D) advise the Executive (or spouse) that any appeal of the Committee's adverse determination must be made in writing to the Committee, within 90 days after receipt of this notification, setting forth the facts upon which the appeal is based.

                             (ii) If the Executive (or spouse) fails to appeal
               the Committee's denial of benefits in writing and within ninety
               (90) days, the Committee's determination shall become final and conclusive.

                             (iii) If the Executive (or spouse) timely appeals
               the Committee's denial of benefits, the Committee shall reexamine all issues relevant to the original denial of benefits. The Committee may in addition, upon at least ten (10) days written notice, request the claimant or his representative to appear personally before it to make an oral presentation or answer questions that may have been raised, or the Executive (or spouse) or their representative may make a request to appear personally before the Committee.

                             (iv) The Committee shall advise the Executive (or
               spouse) in writing of its decision and the specific reasons on which such decision was based within 60 days of receipt of the written appeal, or personal appearance of the Executive (or spouse) or their representative, unless special circumstances require an extension of such sixty (60) day period for not more than an additional sixty (60) days. Where such extension is necessary the Executive (or spouse) shall be given written notice of the delay.

                      (b) If any issue regarding claims under this Agreement is not resolved to the satisfaction of the Executive, or the Executive's spouse if applicable, such issue shall be submitted for final and binding arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award resulting from such arbitration in any court of competent jurisdiction.

               9.     Notices, Statements and Reports.
                      -------------------------------

               The Committee shall be the "administrator" of the Agreement as defined in Section 3(16)(A) of the Employee Retirement Income Security Act of 1974 ("ERISA") for purposes of the reporting and disclosure requirements imposed by ERISA and the Internal Revenue Code of 1986, as amended.

               10.    Indemnification.
                      ---------------

               To the extent permitted by applicable law and regulation, the Bank shall indemnify and hold harmless the members of the Board of Directors of the Bank and the members of the Committee from and against any and all liabilities, costs, and expenses incurred by such persons as a result of any act, or omission to act, in connection with the performance of such persons' duties, responsibilities, and obligations under this Agreement, other than such liabilities, costs and expenses as may result from the negligence, gross negligence, bad faith, willful misconduct, or criminal acts of such persons.

               11.    Withholding.
                      -----------

               All amounts paid pursuant to this Agreement shall be subject to applicable federal, state and local tax withholding laws and regulations.

               12.    Headings.
                      --------

               Headings herein are for convenience only, are not a part hereof and shall not be used in construing this Agreement.

               13.    Counterparts.
                      ------------

                This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which shall constitute one instrument.

               14.    Governing Law.
                      -------------

               This Agreement shall be governed by and construed in accordance with the laws of California.

               15.    Severability.
                      ------------
               Any provision of this Agreement which is held to be prohibited or unenforceable shall be ineffective to the extent of such prohibition or unenforceability only, without invalidating the remaining provisions hereof.

               IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the dates set opposite their respective names.

                              EXECUTIVE

                              /s/ Craig G. Blunden
                              -------------------------------------
                              CRAIG G. BLUNDEN

                              BANK

                              PROVIDENT SAVINGS BANK

                              By: /s/ Robert G. Schrader
                                  -----------------------------------
BOARD OF DIRECTORS

/s/ Roy H. Taylor
-----------------------------
/s/ Robert G. Schrader
-----------------------------
/s/ Bruce W. Bennett
-----------------------------

                               EXHIBIT 13

                     Annual Report to Stockholders

PFH            PROVIDENT FINANCIAL HOLDINGS, INC.
               Holding Company for Provident Savings Bank



                                                   1997 ANNUAL REPORT

                            CORPORATE VALUE

The Board of Directors and Management have the ultimate responsibility for ensuring the success and viability of this Company through predictable, long-term profitability, a strong capital base, and continued quality within the balance sheet. Our primary purpose is to understand the unique financial needs of our customers and to consistently deliver reliable products and services which nurture solid, long-term client relationships. By fulfilling our purpose, we will achieve success through continuing to build shareholder value, creating a dynamic, customer-driven corporate culture, and actively participating within the communities we serve.

-------------------------------------------------------------------------------

                   TABLE OF CONTENTS

Message From the Chairman................................................   1
Financial Highlights.....................................................   2
Report of Independent Accountants........................................   4
Consolidated Financial Statements........................................   5
Notes to Consolidated Financial Statements...............................  10
Shareholder Information..................................................  31
Market Information.......................................................  31
Corporate Profile........................................................  31
Board of Directors and Senior Officers...................................  32
Provident Bank Branch Locations..........................................  33

                         MESSAGE FROM THE CHAIRMAN

DEAR FELLOW SHAREHOLDERS,

As we end our first year as a public company, we are pleased to report the financial results for your company. Net income for fiscal 1997 was approximately $1.9 million, or $0.41 per share, as compared to $2.8 million for fiscal 1996. These results reflect a one-time charge in fiscal 1997 to recapitalize the Savings Association Insurance Fund and, in fiscal 1996, proceeds from a key man life insurance policy. Excluding these two items, net income in fiscal 1997 would have been $3.8 million as compared to $1.8 million in fiscal 1996.

Balance sheet growth was moderate as assets increased by 5.2 percent to $615.5 million. In similar fashion, total loans held for investment increased by 14.2 percent and total deposits increased by 6.1 percent. Our goal over the next fiscal year is to increase the rate of growth through mortgage loan originations, business banking development, wholesale funding, retail deposit gathering, branch acquisitions, and new branch openings. Our newest office, located in downtown Riverside's nascent courthouse district, is projected to open during the second quarter of fiscal 1998. In addition, we expect to complete the previously announced Blythe branch acquisition during the third quarter of fiscal 1998.

Progress has been made in developing our business banking operation. We have hired a seasoned banking professional who is leading the direction of this essential division. We expect to include business banking in the product offering at select retail branches by year-end. We are excited by the prospect of creating strategic partnerships with local businesses and together strengthening the economic fabric of the communities we mutually serve.

Following the success of our initial public offering, we remain committed to increasing the return on shareholder equity and building long-term shareholder value. We initiated a five percent stock buy-back in August which will be completed within six months. In addition, we will continue to pursue and evaluate potential expansion opportunities that will enhance the economic worth of our organization.

On behalf of the Board of Directors and management, we sincerely appreciate your continued support as we look forward to meeting the challenges of the future.

Sincerely,

/s/ Craig G. Blunden

Craig G. Blunden
Chairman, President and
Chief Executive Officer

                             FINANCIAL HIGHLIGHTS

The following tables set forth certain information concerning the consolidated financial position and results of operations of the Corporation and its subsidiaries at the dates and for the periods indicated.

                                               At June 30,
------------------------------------------------------------------------------
                         1997         1996         1995        1994      1993
-----------------------------------------------------------------------------
(In Thousands)

FINANCIAL CONDITION DATA:

Total assets.........  $615,500     $584,847     $567,186   $580,336  $590,440
Loans held for
 investment, net.....   517,147     452,945      471,543     420,159   404,651
Loans available for
 sale, net...........    19,984      49,612       34,489      83,049   104,409
Cash and overnight
 deposits.............   20,111      30,831       11,433      19,909    32,954
Investment
 securities...........   34,406      27,118       20,067      26,301    20,326
Deposits..............  508,759     479,374      486,585     471,787   454,118
Borrowings............    6,828       8,578       35,063      56,153    76,047

OPERATING DATA:

Interest income....... $(42,599)   $(41,817)    $(36,020)   $(36,197) $(40,167)
Interest expense......   23,528      25,269       22,491      19,532    21,839
------------------------------------------------------------------------------
Net interest income...   19,071      16,548       13,529      16,665    18,328
Provision for loan
 losses...............    1,254       2,261        4,787       2,033     1,655
------------------------------------------------------------------------------
Net interest income
 after provision
 for loans losses.....   17,817      14,287        8,742      14,632    16,673
Loan servicing and
 other fees...........    2,738       2,442        2,476       3,072     1,927
Gains from sale of
 loans................    3,597       4,753          701       1,246     5,726
Gain on bulk sale of
 servicing rights.....       --          --           --       2,052        --
Other non-interest
 income...............    1,273       2,256        1,308       1,141     1,989
Real estate operations,
 net..................      (11)       (101)      (1,600)       (366)     (125)
Operating and
 administrative
 expenses.............   22,313      19,499       17,354      23,758    18,243
------------------------------------------------------------------------------
Income (loss) before
 income taxes.........    3,101       4,138       (5,727)     (1,981)    7,947
Provision (benefit)
 for income taxes.....    1,160       1,332       (1,735)       (648)    3,838
------------------------------------------------------------------------------
Net income (loss)..... $  1,941    $  2,806     $ (3,992)   $ (1,333) $  4,109
==============================================================================

                                               At June 30,
-------------------------------------------------------------------------------
                         1997         1996         1995        1994      1993
-------------------------------------------------------------------------------

KEY OPERATING RATIOS:

PERFORMANCE RATIOS
 Return (loss) on
  assets(1)..........      0.32%        0.50%       (0.72)%    (0.23)%    0.73%
 Return (loss) on
  shareholders'
  equity(2)..........      2.26         6.98        (9.81)     (3.08)    10.24
 Interest rate
  spread(3)..........      2.69         2.75         2.31       2.71      3.13
 Net interest
  margin(4)..........      3.33         3.05         2.55       2.99      3.42
 Average interest-
  earning assets to

  average interest-
  bearing liabilities    115.44       106.32       105.60     108.05    107.14

 Operating and adminis-
  trative expenses as
  a percent of average
  total assets.......      3.73         3.46         3.13       4.09      3.26

REGULATORY CAPITAL RATIOS

 Tangible capital....      9.89        10.41         6.19       6.65      6.74
 Core capital........      9.89        10.41         6.19       6.69      6.86
 Risk-based capital..     16.12        16.49        11.25      12.68     11.86

ASSET QUALITY RATIOS
 Nonaccrual and 90 days
  or more past due
  loans as a percent of
  loans held for
  investment, net....      1.21         0.98         0.54       1.08      1.18
 Nonperforming assets
  as a percent of
  total assets.......      1.44         1.22         1.65       1.49      1.63
 Allowance for loan
  losses as a percent
  of gross loans held
  for investment.....      1.04         1.18         1.06       0.78      0.79
 Allowance for loan
  losses as a percent
  of nonperforming
  loans..............     87.45       123.43       198.79      73.62     68.86
 Net charge-offs to
  average outstanding
  loans..............      0.25         0.38         0.62       0.39      0.04

------------------
(1) Net income (loss) divided by average total assets.
(2) Net income (loss) divided by average shareholders' equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average rate on interest- bearing liabilities.
(4) Net interest income as a percentage of average interest-earning assets.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF PROVIDENT FINANCIAL HOLDINGS

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and its subsidiary at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Los Angeles, CA
August 11, 1997

                         CONSOLIDATED BALANCE SHEETS
            Provident Financial Holdings, Inc. and Subsidiary

                                                               June 30,
-------------------------------------------------------------------------------
(Dollars in Thousands)                                    1997          1996
-------------------------------------------------------------------------------
ASSETS
Cash...............................................     $ 10,411      $  7,031
Overnight deposits.................................        9,700        23,800
-------------------------------------------------------------------------------
 Total cash and cash equivalents...................       20,111        30,831
Investment securities held to maturity (market
value of $34,425 and $27,112) (Note 2).............       33,645        27,118
Investment securities available for sale,
at fair market value (Note 2)......................          761            --
Loans held for investment, net (Note 3)............      517,147       452,945
Loans available for sale, net (Note 4).............       19,984        49,612
Accrued interest receivable........................        3,378         3,083
Real estate available for sale, net (Note 5).......        5,676         5,779
Federal Home Loan Bank stock - at cost.............        4,879         4,590
Premises and equipment, net (Note 6)...............        6,825         7,058
Prepaid expenses and other assets..................        3,094         3,831
-------------------------------------------------------------------------------
   Total assets....................................     $615,500      $584,847
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

 Non-interest bearing deposits (Note 7)............     $  2,335      $  2,106
 Interest bearing deposits (Note 7)................      506,424       477,268
-------------------------------------------------------------------------------
   Total deposits..............                          508,759       479,374

 Borrowings (Note 8)...............................        6,828         8,578
 Accounts payable, accrued interest and
  other liabilities................................       14,466        10,925
-------------------------------------------------------------------------------
   Total liabilities...............................      530,053       498,877
-------------------------------------------------------------------------------

Commitments and contingencies (Note 13)

Stockholders' equity (Notes 10, 11 and 16):

 Preferred stock, $.01 par value;
  authorized 2,000,000 shares;
  none issued and outstanding

 Common stock, $.01 par value;
  authorized 15,000,000 shares;
  issued 5,125,215 shares;
  outstanding 4,920,215 and
  5,125,215, respectively..........................           51            51
 Additional paid-in capital........................       49,842        49,742
 Retained earnings - substantially
  restricted (Notes 10 and 16).....................       42,070        40,129
 Treasury stock at cost (205,000 shares)...........       (3,291)           --
 Unearned ESOP shares (Note 11)....................       (3,720)       (3,952)
 Unrealized gain on securities
  available for sale, net of tax...................          495            --
-------------------------------------------------------------------------------
   Total stockholders' equity......................       85,447        85,970
-------------------------------------------------------------------------------
   Total liabilities and stockholders' equity......     $615,500      $584,847
==============================================================================


The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
             Provident Financial Holdings, Inc. and Subsidiary

                                                   Year Ended June 30,
-------------------------------------------------------------------------------
(Dollars in Thousands)                      1997            1996        1995
-------------------------------------------------------------------------------
Interest income:
Loans (Note 3).......................    $ 38,445        $ 39,701     $ 34,045
Investment securities (Note 2).......       4,154           2,116        1,975
-------------------------------------------------------------------------------
 Total interest income...............      42,599          41,817       36,020
-------------------------------------------------------------------------------
Interest expense:
 Deposits (Note 7)...................      23,112          24,007       21,189
 Borrowings..........................         416           1,262       1,302
-------------------------------------------------------------------------------
  Total interest expense.............      23,528          25,269       22,491
-------------------------------------------------------------------------------
  Net interest income................      19,071          16,548       13,529
Provision for loan losses (Note 3)...       1,254           2,261        4,787
-------------------------------------------------------------------------------
Net interest income, after provision
 for loan losses.....................      17,817          14,287        8,742
-------------------------------------------------------------------------------
Non-interest income
 Loan servicing and other fees.......       2,738           2,442        2,476
 Gain on sale of loans, net..........       3,597           4,753          701
 Life insurance proceeds.............                       1,000
 Other...............................       1,273           1,256        1,308
-------------------------------------------------------------------------------
  Total non-interest income..........       7,608           9,451        4,485
-------------------------------------------------------------------------------
Non-interest expenses
 Salaries and employee benefits......      11,269          11,444        9,671
 Premises and occupancy..............       2,064           1,939        2,336
 SAIF insurance premiums.............       3,954           1,293        1,105
 Telephone...........................         427             426          460
 Other...............................       4,599           4,397        3,782
-------------------------------------------------------------------------------
  Total operating and
   administrative expenses...........      22,313          19,499       17,354
Real estate operations, net (Note 5).          11             101        1,600
-------------------------------------------------------------------------------
Total non-interest expenses..........      22,324          19,600       18,954
-------------------------------------------------------------------------------
Income (loss) before income taxes....       3,101           4,138       (5,727)
Provision (benefit) for income
 taxes (Note 9)......................       1,160           1,332       (1,735)
-------------------------------------------------------------------------------
  Net income (loss)..................    $  1,941        $  2,806     $ (3,992)
===============================================================================
Net income per common share..........    $   0.41             N/A          N/A
===============================================================================

The accompanying notes are an integral part of these financial statements.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              Provident Financial Holdings, Inc. and Subsidiary


                  Common      Addi-                     Un-   Securi-
                  Stock       tional  Unearned         earned ties
              --------------- Paid-in Retained Treasury ESOP  Available
              Shares   Amount Capital Earnings  Stock  Shares For Sale  Total
-------------------------------------------------------------------------------
Balance at
 June 30,
 1994........                         $41,315                          $41,315
Net loss.....                          (3,992)                          (3,992)
-------------------------------------------------------------------------------
Balance at
 June 30,
 1995........                          37,323                           37,323

Issuance of
 stock in a
 public
 offering....  5,125,215 $51 $49,728                                    49,779
Purchase of
 shares by
 ESOP........                                          $(4,100)         (4,100)
Release of
 ESOP shares.                     14                       148             162
Net income...                           2,806                            2,806
-------------------------------------------------------------------------------
Balance at
 June 30,
 1996........  5,125,215  51  49,742   40,129           (3,952)         85,970

Net income...                           1,941                            1,941
Purchase of
 treasury
 stock.......   (205,000)                              $(3,291)         (3,291)
Release of ESOP
 shares......                    100                       232             332
Unrealized gain
 on securities
 available for
 sale, net of
 tax.........                                                    $495      495
-------------------------------------------------------------------------------
Balance at
 June 30,
 1997........  4,920,215 $51 $49,842  $42,070 $(3,291) $(3,720)  $495  $85,447
===============================================================================

The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             Provident Financial Holdings, Inc. and Subsidiary

                                                      Year Ended June 30,
-------------------------------------------------------------------------------
(Dollars in Thousands)                             1997       1996     1995
-------------------------------------------------------------------------------

Cash flows from operating activities:

Net income (loss)............................   $  1,941   $  2,806  $ (3,992)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
Depreciation and amortization................      1,082      1,058     1,387
Amortization of loan fees....................       (254)      (112)      (90)
Amortization of unearned ESOP shares ........        332
Provision for loan losses....................      1,254      2,261     4,787
Provision for losses on real estate..........        306        239     1,665
Gain on sale of loans........................     (3,597)    (4,753)     (701)
Increase (decrease) in accounts payable and
 other liabilities...........................      3,541      2,710    (2,866)
Decrease (increase) in prepaid expenses and
 other assets................................        153       (592)    1,054
Loans originated for sale....................   (313,382)  (469,167) (161,480)
Proceeds from sale of loans..................    346,607    458,797   210,741
Other........................................               (1,000)      (961)
-------------------------------------------------------------------------------
Net cash provided by (used for)
 operating activities........................     37,983     (7,753)   49,544
-------------------------------------------------------------------------------
Cash flows from investing activities:

Net (increase) decrease in loans.............    (70,891)    13,047   (67,400)
Maturity of investment securities............    285,034    207,104   334,046
Purchases of investment securities...........   (292,322)  (214,155) (330,267)
Redemption of Federal Home Loan Bank stock...                           1,000
Proceeds from disposal of real estate........      5,518      8,619     8,245
Purchases of premises and equipment, net of
 proceeds from sales.........................       (881)      (609)     (352)
Other........................................        495      1,000
-------------------------------------------------------------------------------
Net cash (used for) provided by
 investing activities........................    (73,047)    15,006   (54,728)
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            Provident Financial Holdings, Inc. and Subsidiary

                                                      Year Ended June 30,
-------------------------------------------------------------------------------
(Dollars in Thousands)                             1997       1996     1995
-------------------------------------------------------------------------------

Cash flows from financing activities:

Net decrease in NOW, passbook and money
 market deposits.............................        (18)    (7,064)  (34,786)
Net increase (decrease) in term deposits.....     29,403       (147 )  49,584
Repayment of Federal Home Loan Bank Advances. (1,750) (37,000) (153,500) Proceeds from Federal Home Loan Bank
 Advances....................................                12,500    135,500
Proceeds from issuance of capital stock......                45,841

Treasury stock purchases.....................     (3,291)
Net (decrease) increase in securities sold
 under agreements to repurchase..............                (1,985)    (3,090)
-------------------------------------------------------------------------------
Net cash provided by (used for) financing
 activities..................................     24,344     12,145    (6,292)
-------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents.................................    (10,720)    19,398   (11,476)

Cash and cash equivalents at beginning of
 period......................................     30,831     11,433    22,909
-------------------------------------------------------------------------------
Cash and cash equivalents at end of
 period......................................   $ 20,111   $ 30,831   $ 11,433
===============================================================================
Supplemental information:

Cash paid for interest.......................   $ 23,505   $ 25,302   $ 22,607
===============================================================================
Cash paid (received) for income taxes........   $    732   $    704   $ (3,014)
===============================================================================
Real estate acquired in settlement of loans..   $  5,721   $  3,433   $ 11,546
===============================================================================

The accompanying notes are an integral part of these financial statements.

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

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies of Provident Financial Holdings, Inc. and subsidiary. PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Provident Financial Holdings Inc., and its wholly-owned subsidiary, Provident Savings Bank, FSB (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

The Company operates primarily in one business segment attracting customer deposits to originate loans secured primarily by mortgages on residential real estate. The segment includes ancillary activities related to real estate lending such as mortgage banking and, to a lesser extent, real estate development. Customer deposits are collected substantially from Riverside and San Bernardino Counties out of nine branch locations with lending operations in California and Nevada using nine lending offices. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, due from banks and overnight deposits.

INVESTMENT SECURITIES

The Company classifies its qualifying investments as available for sale or held to maturity. Management has reviewed the securities portfolio and classified securities as either held to maturity or available for sale. The Company's policy of classifying investments as held to maturity is based upon its ability and management's intent to hold such securities to maturity. Securities expected to be held to maturity are carried at amortized historical cost. All other securities are classified as available for sale and are carried at fair value. Fair value is determined based upon quoted market prices. Unrealized gains and losses on securities available for sale are included in stockholders' equity net of taxes.

Gains and losses on dispositions of investment securities are included in noninterest income and are determined using the specific identification method.

LOANS

Loans held for investment consist primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land. The adjustable-rate mortgage (ARM) is the Company's primary loan investment.

Loan origination fees and certain direct origination expenses are deferred and amortized to interest income on loans over the contractual life of the loan using the interest method. Amortization is discontinued for nonperforming loans.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MORTGAGE BANKING ACTIVITIES

Loans are originated for both investment and for sale in the secondary market. Since the Company is primarily an adjustable-rate mortgage lender for its own portfolio, most fixed rate products are originated for sale to others. Loans available-for-sale are carried at lower of cost or fair value. Fair value is generally determined by outstanding commitments from investors or current investor yield requirements as calculated on the aggregate loan basis.

The Company sells loans in order to minimize interest rate risk and to provide additional funds for investment by the Company. Loans are sold without recourse other than short-term covenants which are standard in the industry. For some loans sold, the Company may retain the servicing rights in order to generate servicing income. Where the Company continues to service loans after sale, investors are paid their share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loan's contractual interest rate.

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

Effective July 1, 1996 the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" recognizing mortgage servicing rights as separate assets from the underlying mortgage loans at the time such loans are sold and servicing is retained. SFAS 122 did not have a material impact on the Company's financial reporting. Effective January 1, 1997, the Company adopted SFAS 125 "Accounting for Transfers of Financial Assets and Liabilities." Under the financial-components approach of SFAS 125, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes all financial and servicing assets it no longer controls and liabilities that have been extinguished. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The adoption of SFAS 125 did not have a material impact on the Company's financial reporting.

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

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

REAL ESTATE AVAILABLE FOR SALE

All foreclosed real estate and investment real estate is available for sale. Real estate acquired through foreclosure is initially recorded at the lesser of the loan balance at the time of foreclosure or the fair value of the real estate acquired less estimated selling costs. All real estate is carried at the lower of cost or fair value less estimated selling costs. Real estate loss provisions are recorded when the carrying value of the property exceeds the fair value. Costs relating to improvement of property are capitalized. Other costs are expensed as incurred.

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

The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of shares outstanding plus, when applicable, the dilutive effect of stock options. Shares repurchased by the Company are excluded from shares outstanding for these calculations. No amounts are presented for the periods prior to June 27, 1996 as the Company was a mutual savings bank and no stock was outstanding. The weighted average number of shares used for the computation for the year ended June 30, 1997 was 4,704,974.

EMPLOYEE STOCK OWNERSHIP PLAN

The Company recognizes compensation expense when shares are committed to be released to directly compensate employees in an amount equal to the fair value of the shares so committed. The difference between the amount of compensation expense and the cost of the shares released is recorded as additional paid-in capital. Therefore, total shareholders' equity is not affected.

POSTRETIREMENT BENEFITS

The estimated obligation for postretirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for employees and retirees. Such costs are charged to expense during the years that the employees provide service.

RECLASSIFICATIONS

Certain reclassifications of prior year financial data have been made to conform to the current reporting practices of the Company.

2.  INVESTMENT SECURITIES (DOLLARS IN THOUSANDS)

The amortized and estimated fair value of investment securities as of June 30, 1997 were as follows:
                                              Gross   Gross    Esti-
                                              Unrea-  Unrea-   mated
                                   Book       lized   lized    Fair   Carrying
                                   Value      Gains   (Losses) Value   Value
-------------------------------------------------------------------------------
Held to maturity securities

U.S. Treasury securities and
 obligations of other U.S.
 government agencies and
 corporations...................   $33,553    $ 53   $(36)   $33,570   $33,553
Other...........................        92       2     --         94        92
-------------------------------------------------------------------------------
Total held to maturity..........    33,645      55    (36)    33,664    33,645
-------------------------------------------------------------------------------
Available for sale securities
 FHLMC stock....................        20     680     --        700       700
 FNMA stock.....................         1      60     --         61        61
-------------------------------------------------------------------------------
Total available for sale........        21     740     --        761       761
-------------------------------------------------------------------------------
Total investment securities.....   $33,666    $795   $(36)   $34,425   $34,406
===============================================================================

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The book value and estimated market value of investment securities as of June 30, 1996 were as follows:

                                              Gross   Gross    Esti-
                                              Unrea-  Unrea-   mated
                                   Book       lized   lized    Fair   Carrying
                                   Value      Gains   (Losses) Value   Value
-------------------------------------------------------------------------------
Held to maturity securities

U.S. Treasury securities and
 obligations of other U.S.
 government agencies and
 corporations...................   $26,973     $27    $(30)   $26,970  $26,973
Other...........................       145       2      (5)       142      145
-------------------------------------------------------------------------------
Total held to maturity..........   $27,118     $29    $(35)   $27,112  $27,118
===============================================================================

Securities purchased under agreements to resell at June 30, 1996, were secured by mortgage-backed securities pledged by dealers whose market values exceeded the Company's investment in these agreements. These agreements matured within ninety days of the end of the period. The maturities of investment securities were as follows:

                                     June 30, 1997            June 30, 1996
-------------------------------------------------------------------------------
                                   Amortized    Market      Amortized   Market
                                   Cost         Value       Cost        Value
-------------------------------------------------------------------------------

Due in one year..............      $23,096      $23,183      $24,973    $24,985
Due after one through five
 years.......................       10,549       10,481        2,145      2,127
-------------------------------------------------------------------------------
                                   $33,645      $33,664      $27,118    $27,112
===============================================================================

3.O  LOANS HELD FOR INVESTMENT (DOLLARS IN THOUSANDS)

Loans held for investment consisted of the following:

                                                        June 30,
-------------------------------------------------------------------------------
                                                   1997          1996
-------------------------------------------------------------------------------

Residential real estate - single
 family.....................................     $402,296      $327,490
Residential real estate -
 multi-family...............................       52,564        54,427
Commercial real estate......................       47,887        54,813
Real estate construction....................        5,778        10,222
Commercial business lending.................          991            --
Consumer....................................       16,749        15,497
Other.......................................          289           332
-------------------------------------------------------------------------------
                                                  526,554       462,781
Less:
 Undisbursed loan funds.....................        3,695         3,694
 Deferred loan fees.........................          102           513
 Unearned discounts on loans purchased......          145           177
 Allowance for loan losses..................        5,465         5,452
-------------------------------------------------------------------------------
                                                 $517,147      $452,945
===============================================================================

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fixed rate loans comprised 14% and 13%, respectively, of the loan portfolio at June 30, 1997 and 1996.

The following summarizes the components of the net change in the allowance for loan losses:

                                                      Year Ended June 30,
-------------------------------------------------------------------------------
                                                  1997       1996        1995
-------------------------------------------------------------------------------
Balance, beginning of period.................   $  5,452   $  5,085   $  3,332
Provision for losses.........................      1,254      2,261      4,787
Recoveries...................................        136        589        459
(Charge-offs)................................     (1,377)    (2,483)    (3,493)
-------------------------------------------------------------------------------
Balance, end of period.......................   $  5,465   $  5,452   $  5,085
===============================================================================

The following summarizes information regarding impaired loans:

                                                          June 30,
-------------------------------------------------------------------------------
                                                     1997          1996
-------------------------------------------------------------------------------
Non-accrual loans................................ $  5,137      $  4,417
Restructured loans...............................    4,910         4,905
Other............................................      266         1,031
-------------------------------------------------------------------------------
Total impaired loans............................. $ 10,313      $ 10,353
===============================================================================

The effect of nonaccrual and restructured loans on interest income for the years ended June 30, 1997, 1996 and 1995 is presented below.

                                                       Year Ended June 30,
-------------------------------------------------------------------------------
                                                   1997        1996      1995
-------------------------------------------------------------------------------
Contractual interest due....................      $  871     $  814    $  631
Interest recognized.........................         539        589       154
-------------------------------------------------------------------------------
Net interest foregone.......................      $  332     $  225    $  477
===============================================================================

At June 30, 1997 and 1996, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

The following table identifies the Company's total recorded investment in impaired loans, net of specific allowances, by type at June 30:

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    June 30,
-------------------------------------------------------------------------------
                                               1997           1996
-------------------------------------------------------------------------------
Non-accrual loans:
 Single family...........................    $  3,667      $  3,511
 Multi-family............................       1,176           798
 Commercial..............................         144            --
 Non-mortgage............................         150           108
Restructured loans
 Single family...........................         268           273
 Multi-family............................          --            --
 Commercial..............................       4,642         4,632
 Non-mortgage............................          --            --
Other impaired loans:
 Single family...........................         116           120
 Multi-family............................         150           569
 Commercial..............................          --           317
 Non-mortgage............................          --            25
-------------------------------------------------------------------------------
Total impaired loans.....................    $ 10,313      $ 10,353
===============================================================================

During the years ended June 30, 1997 and 1996, the Company's average investment in impaired loans was $10,054 and $11,092, respectively, and interest income recorded during this period was $581 and $806, respectively. The Company records interest on non-accrual loans utilizing the cash basis method of accounting during periods when the loans are in non-accrual status. In the ordinary course of business, the Bank makes loans to its directors, officers and employees at substantially the same terms prevailing at the time of origination for comparable transactions with borrowers. The following is a summary of related party loan activity:

                                                  Year Ended June 30,
-------------------------------------------------------------------------------
                                               1997        1996        1995
-------------------------------------------------------------------------------
Balance, beginning of period...............   $ 2,462    $ 2,315      $ 2,719
Originations...............................        43        471            4
Payments...................................      (340)       (90)         (29)
Terminations...............................      (340)      (234)        (379)
-------------------------------------------------------------------------------
Balance, end of period.....................   $ 1,825    $ 2,462      $ 2,315
===============================================================================

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  MORTGAGE BANKING (DOLLARS IN THOUSANDS)

The following summarizes the unpaid principal balance of loans serviced by the
Company:

                                                      Year Ended June 30,
-------------------------------------------------------------------------------
                                                 1997        1996       1995
-------------------------------------------------------------------------------
Loans serviced for Federal Home Loan
 Mortgage Corporation.......................    $189,586   $221,019   $238,187
Loans serviced for Federal National
 Mortgage Association.......................     274,348    305,446    338,861
Loans serviced for other investors..........      66,384     74,632     80,403
-------------------------------------------------------------------------------
                                                $530,318   $601,097   $657,451
===============================================================================

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Company held borrowers' escrow balances related to loans serviced for others of $882 and $877 as of June 30, 1997 and 1996, respectively. These escrow balances are included in deposits in the accompanying consolidated balance sheet.

The composition of loans sold was as follows:

                                                   Year Ended June 30,
-------------------------------------------------------------------------------
                                            1997          1996          1995
-------------------------------------------------------------------------------
Loans sold

  Servicing - released...................  $341,471     $437,917     $198,463
  Servicing - retained...................     1,539       16,127       11,577
-------------------------------------------------------------------------------
                                           $343,010     $454,044     $210,040
===============================================================================

Included in gain on sale of loans for the years ended June 30, 1997 and 1996 were hedging gains relating to put options of $188 and $495, respectively.

Loans receivable available for sale consisted of the following:

                                                         June 30,
-------------------------------------------------------------------------------
                                                     1997         1996
-------------------------------------------------------------------------------
Adjustable rate.................................   $  4,128     $  7,891
Fixed rate......................................     15,856       41,721
-------------------------------------------------------------------------------
                                                   $ 19,984     $ 49,612
===============================================================================

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  REAL ESTATE AVAILABLE FOR SALE (DOLLARS IN THOUSANDS)

Real estate consisted of the following:

                                                      June 30,
-------------------------------------------------------------------------------
                                                   1997      1996
-------------------------------------------------------------------------------
Foreclosed real estate......................... $  2,761  $  3,003
Investment real estate.........................    3,504     3,531
-------------------------------------------------------------------------------
                                                   6,265     6,534
-------------------------------------------------------------------------------
Allowance for estimated losses:
 Foreclosed real estate........................     (126)     (292)
 Investment real estate........................     (463)     (463)
-------------------------------------------------------------------------------
                                                    (589)     (755)
-------------------------------------------------------------------------------
                                                $  5,676  $  5,779
===============================================================================

The following summarizes the components of the net change in the allowance for losses on real estate:

                                                       Year Ended June 30,
-------------------------------------------------------------------------------
                                                    1997       1996     1995
-------------------------------------------------------------------------------
Balance, beginning of period..................     $  755   $ 1,342   $ 1,384
Provisions for losses.........................        306       239     1,665
Charge-offs...................................       (472)     (826)   (1,707)
-------------------------------------------------------------------------------
Balance, end of period........................     $  589    $  755   $ 1,342
===============================================================================

The following summarizes the components of the Company's real estate operations:

                                                     Year Ended June 30,
-------------------------------------------------------------------------------
                                                 1997        1996       1995
-------------------------------------------------------------------------------

Provisions for losses:
 Foreclosed real estate....................... $   (306)   $  (239)   $  (983)
 Investments in joint ventures................                           (682)
 Net operating income (losses) and holding
  costs.......................................      295        138         65
-------------------------------------------------------------------------------
Balance, end of period.......................  $    (11)   $  (101)   $(1,600)
===============================================================================

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  PREMISES AND EQUIPMENT (DOLLARS IN THOUSANDS)

Premises and equipment consisted of the following:

                                                       June 30,
-------------------------------------------------------------------------------
                                                 1997           1996
-------------------------------------------------------------------------------

Land....................................   $     2,564      $     2,564
Buildings...............................         6,678            6,632
Leasehold improvements..................           491              464
Furniture and equipment.................         7,594            7,364
Automobiles.............................           180              173
                                                17,507           17,197
Less accumulated depreciation and
 amortization...........................       (10,682)         (10,139)
-------------------------------------------------------------------------------
                                           $     6,825      $     7,058
===============================================================================

7.  DEPOSITS (DOLLARS IN THOUSANDS)

                                June 30, 1997            June 30, 1996
-------------------------------------------------------------------------------
                            Interest Rate  Amount     Interest Rate Amount
-------------------------------------------------------------------------------

Checking deposits..........     0%-1.00%   $ 26,382       0%-1.00%  $ 22,344
Passbook deposits..........  2.08%-2.96%     45,898    2.08%-2.92%    52,852
Money market deposits......  1.00%-4.55%     85,995    1.00%-4.64%    83,097
Term deposits
 Under $100,000............  2.62%-8.00%    281,946    2.66%-8.00%   265,853
 $100,000 and over.........  4.40%-8.00%     68,538    4.45%-8.00%    55,228
-------------------------------------------------------------------------------
                                           $508,759                 $479,374
===============================================================================
Weighted average interest
rate on deposits...........                    4.79%                    4.65%
==============================================================================

The aggregate annual maturities of term accounts are as follows:

                                                           June 30,
-------------------------------------------------------------------------------
                                                       1997          1996
-------------------------------------------------------------------------------

Within one year..................................   $288,178       $251,589
One to two years.................................     37,173         44,995
Two to three years...............................     13,278         10,774
Three to four years..............................      3,255          8,864
Four to five years...............................      8,478          4,741
Thereafter.......................................        121            117
-------------------------------------------------------------------------------
                                                    $350,483       $321,080
===============================================================================

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense is summarized as follows:

                                                   Year Ended June 30,
-------------------------------------------------------------------------------
                                             1997          1996         1995
-------------------------------------------------------------------------------

Checking.................................. $   229       $   203      $   189
Term deposits.............................  18,036        18,027       14,641
Money market deposits.....................   3,490         4,034        4,893
Passbook deposits.........................   1,357         1,743        1,466
-------------------------------------------------------------------------------
                                           $23,112       $24,007      $21,189
===============================================================================

The Company is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserve is calculated based on deposit levels and amounted to $903 and $816 at June 30, 1997 and 1996, respectively.

8.   BORROWINGS (DOLLARS IN THOUSANDS)

Borrowings consisted of the following:
                                                         June 30,
-------------------------------------------------------------------------------
                                                    1997          1996
-------------------------------------------------------------------------------

Advances from Federal Home Loan Bank............  $ 6,828        $ 8,578
-------------------------------------------------------------------------------
                                                  $ 6,828        $ 8,578
===============================================================================

Advances from the Federal Home Loan Bank were collateralized by pledges of certain real estate loans with an aggregate principal balance at June 30, 1997 and 1996 of $207,129 and $193,306, respectively. The Bank's overall borrowing capacity which is limited to 30% of total assets, as reported on the Bank's quarterly thrift financial reports, is approximately $178,530 and $169,865 at June 30, 1997 and 1996, respectively. As a member of the FHLB system, the Bank is required to maintain a minimum investment in FHLB stock. The Bank's investment exceeds the required level by $188 and $408 at June 30, 1997 and 1996, respectively. Any excess may be redeemed by the Bank or called by FHLB at par.

The aggregate annual maturities of advances are as follows:

                                                           June 30,
-------------------------------------------------------------------------------
                                                      1997          1996
-------------------------------------------------------------------------------
Within one year.................................. $   6,500     $   1,750
One to two years.................................                   6,500
Two to three years...............................       260
Over three years.................................        68           328
-------------------------------------------------------------------------------
                                                  $   6,828     $   8,578
===============================================================================
Weighted average interest rate...................      5.82%         6.10%
===============================================================================

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  INCOME TAXES (DOLLARS IN THOUSANDS)

The provision for income taxes consisted of the following:

                                                 Year Ended June 30,
-------------------------------------------------------------------------------
                                             1997       1996        1995
-------------------------------------------------------------------------------
Current:
 Federal...............................   $  1,339    $  1,244    $   (952)
 State.................................        270         111           3
-------------------------------------------------------------------------------
                                             1,609       1,355        (949)
-------------------------------------------------------------------------------
Deferred:
 Federal...............................        (62)        (95)     (1,050)
 State.................................       (387)         72         264
-------------------------------------------------------------------------------
                                              (449)        (23)       (786)
-------------------------------------------------------------------------------
Provision (benefit) for income taxes...   $  1,160    $  1,332    $ (1,735)
===============================================================================

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                      Year Ended June 30,
-------------------------------------------------------------------------------
                                                    1997      1996     1995
-------------------------------------------------------------------------------
Federal statutory income tax rate................   34.0%     34.0%   (34.0%)
State taxes net of Federal tax effect............    7.3%      2.9%     3.1%
Release of state valuation allowance.............   (9.8%)
Life insurance proceeds..........................            (10.7%)
Other............................................    5.9%      6.0%     0.6%
-------------------------------------------------------------------------------
Effective income tax rate........................   37.4%     32.2%   (30.3%)
===============================================================================

Deferred tax liabilities (assets) by jurisdiction were as follows:

                                                                June 30,
-------------------------------------------------------------------------------
                                                            1997        1996
-------------------------------------------------------------------------------
Deferred taxes - federal..............................   $   (934)   $   (872)
Deferred taxes - state................................       (774)       (387)
-------------------------------------------------------------------------------
                                                         $ (1,708)   $ (1,259)
===============================================================================

Deferred tax liabilities (assets) were comprised of the following:

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         June 30,
-------------------------------------------------------------------------------
                                                    1997          1996
-------------------------------------------------------------------------------
State taxes...................................  $    216      $     93
Depreciation..................................       474            614
Federal Home Loan Bank dividends..............     1,374          1,254
-------------------------------------------------------------------------------
 Total deferred tax liabilities...............     2,064          1,961
-------------------------------------------------------------------------------
Market value adjustments......................      (230)          (284)
Loss reserves.................................    (2,675)        (2,552)
Deferred compensation.........................      (667)          (640)
Investment in real estate.....................      (142)          (142)
Other.........................................       (58)           (64)
-------------------------------------------------------------------------------
  Total deferred tax assets...................    (3,772)        (3,682)
-------------------------------------------------------------------------------
Deferred tax asset valuation allowance........        --            462
-------------------------------------------------------------------------------
  Net deferred tax assets.....................  $ (1,708)     $  (1,259)
===============================================================================

During the year ended June 30, 1997, the Company eliminated the valuation allowance previously established against the deferred state tax asset because management has determined that it is more likely than not that such benefits will be realized in future years.

For the years ended June 30, 1997, 1996, and 1995 the Company used its loss experience to calculate its bad debt deduction used in determining federal income taxes payable. As a result of recently enacted legislation, the Company's future bad debt deductions will be based only on net charge-offs claimed during the year.

10.  CAPITAL (DOLLARS IN THOUSANDS)

Retained earnings at June 30, 1997 and 1996 included approximately $9,019 for which federal income tax of approximately $3,066 had not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Company were to convert its charter.

Federal regulations require that investments in subsidiaries conducting real estate investments and joint venture activities be phased out by 1996 or, that institutions conducting such activities maintain sufficient capital over the minimum regulatory requirements. The Company maintains capital in excess of the minimum requirements.

Subsequent to June 30, 1997, the Company initiated a stock repurchase program to acquire up to 5% of the Company's outstanding stock. The program commenced on August 1, 1997 and is expected to be completed within six months.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

Various adjustments are required to be made to retained earnings and total assets for computing these capital ratios, depending on an institution's capital and asset structure. The adjustment presently applicable to the Bank is for equity investments in real estate. In addition, in calculating risk-based capital, general loss allowances are includable as capital on a limited basis.

As of June 30, 1997, the most recent notification from the Office of the Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, core, and tangible leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios as of June 30, 1997 and 1996 are as follows:
                                                           To Be Well
                                                           Capitalized Under
                                                           Prompt Corrective
                                        Actual             Action Provisions
-------------------------------------------------------------------------------
                                        Amount    Ratio    Amount     Ratio
-------------------------------------------------------------------------------

As of June 30, 1997

Risk based Capital (to risk
 weighted assets)..................... $ 63,293   16.12%   $ 39,268    10.0%
Tier I leverage (to average assets)... 58,377 10.21% 22,869 5.0% Tier I capital (to risk weighted
 assets)..............................   58,377   14.87%     23,561     6.0%

As of June 30, 1996

Risk based Capital (to risk weighted
 assets).............................. $ 63,487   16.49%   $ 38,490    10.0%
Tier I leverage (to average assets)... 58,668 10.45% 22,452 5.0% Tier I capital (to risk weighted
 assets)..............................   58,668   15.24%     23,094     6.0%

11.  BENEFIT PLANS (DOLLARS IN THOUSANDS)

The Company has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements. Under the plan, employees may contribute up to 10% of their pre-tax compensation. The Company makes matching contributions up to 3% of participants' pre-tax compensation. Participants vest immediately in their own contributions with 100% vesting in the Company's contributions occurring after 6 years of credited service. The Company's expense for these plans was approximately $13, $550 and $249 for the years ended June 30, 1997, 1996 and 1995, respectively.

The Company has severance agreements with certain of its officers which are renewable on an annual basis at the Company's option and a multi-year employment contract with one executive officer. The Company has an unfunded obligation of approximately $1,745 and $1,762 at June 30, 1997 and 1996, respectively, to pay certain benefits upon retirement. Actuarially determined retirement costs are being accrued and expensed annually.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the conversion, an ESOP was established for all employees who are age 21 or older and have completed one year of service with the Company during which they have served a minimum of 1,000 hours. The ESOP borrowed $4,100 from the Company to purchase 410,017 shares of the common stock issued in the conversion. The loan will be repaid principally from the Company's contributions to the ESOP over a period of 15 years. At June 30, 1997, the outstanding balance on the loan was $3,774. Shares purchased with the loan proceeds are held in an unearned ESOP shares account and released on a pro rata basis as the loan is repaid. Contributions to the ESOP and shares released from the unearned ESOP shares account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after six years of credited service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Company. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The expense related to the ESOP totaled $338 for the fiscal year ended June 30, 1997. At June 30, 1997, the unearned ESOP shares account of $3,720 is reported as a reduction of stockholders' equity. The table below reflects ESOP activity for the period indicated:

                                                Year Ended June 30,
-------------------------------------------------------------------------------
                                                 1997          1996
-------------------------------------------------------------------------------
Unallocated shares at beginning
 of period..................................   $395,234
Purchased shares............................                 $410,017
Allocated...................................     23,270        14,783
-------------------------------------------------------------------------------
Unallocated shares at end of period.........   $371,964      $395,234
===============================================================================

The fair value of unallocated ESOP shares totaled $6,184 and $4,335 at June 30, 1997 and 1996, respectively.

12.  INCENTIVE PLANS

MANAGEMENT RECOGNITION PLAN AND TRUST (MRP)

The Company's MRP was established to provide officers, employees and nonemployee directors of the Company with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company. The Company has acquired 205,000 shares of its common stock through the open market which are being held as treasury stock for future issuance under the MRP. No shares have been issued under the MRP as of June 30, 1997.

STOCK OPTION PLAN

The Company has established the 1996 Stock Option Plan (the "Plan") for certain of its directors and key employees under which up to 512,522 shares of common stock have been authorized to be granted. Under the Plan, options may not be granted at a price less than the fair market value at the date of grant. Options are exercisable in equal installments over a five-year period as long as the employee or director remain an employee or director of the Company. The maximum term of the options granted during 1997 is 10 years.

The following is a summary of changes in options outstanding:

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Weighted
                                                 Number of      Average
                                                 Shares         Price
-------------------------------------------------------------------------------
Outstanding at July 1, 1996...............           --
Granted (weighted average fair value of
 $8.38)...................................       356,500        $15.25
-------------------------------------------------------------------------------
Outstanding at June 30, 1997..............       356,500        $15.25
===============================================================================

For outstanding options the weighted average remaining contractual life was
9.65 years. There were no options exercisable at June 30, 1997. At June 30, 1997, 156,022 shares were available for future grants under the Plan.

ADDITIONAL STOCK OPTION PLAN INFORMATION

The Company records no compensation expense for its stock-based awards since the exercise price at the date of grant is at least equal to the current market price of its common stock.

The Company has calculated the fair value of stock-based awards to employees using the Black-Scholes option pricing model with the following weighted average assumptions: 5 year expected life; stock volatility, 27% in 1997; risk free interest rates, 6.6% in 1997; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per common share would have been $1,788,000 and $0.38 in 1997, respectively.

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

                                                         June 30,
                                                           1997
-------------------------------------------------------------------------------
Fiscal Year

1998..................................................   $  425
1999..................................................      301
2000..................................................      183
2001..................................................      126
2002..................................................       78
Thereafter............................................      217
-------------------------------------------------------------------------------
Total minimum payments required.......................   $1,330
===============================================================================

Lease expense under operating leases approximated $656, $390 and $892 for the years ended June 30, 1997, 1996 and 1995, respectively.

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

The Company uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as all conditions in the contract have been met. These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee. Since some of these commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. At June 30, 1997 and 1996, interest rates on commitments to lend ranged from 5.50% to 12.99% and 5.75% to 9.50%, respectively.

In an effort to minimize its exposure to interest rate fluctuations on fixed rate loans originated for sale, the Company enters into forward agreements to sell certain dollar amounts of fixed rate loans to third parties. These agreements specify the minimum maturity of the loans, yield to purchaser and servicing spread to the Company (if servicing is retained), and the maximum principal amount of individual loans. The Company typically satisfies these forward sale agreements with its current production; at June 30, 1997 and 1996 the aggregate amount of loans available for sale and of commitments to originate exceeded the Company's forward sales commitments to sell loans. At June 30, 1997 and 1996, interest rates on commitments to sell loans ranged from 5.75% to 12.25% and 5.875% to 12.00%, respectively.

The Company is exposed to interest rate risk on fixed rate commitments to originate loans for sale to the extent forward sale agreements have not been entered into. To minimize this risk, the Company purchases over the counter put options with option periods that generally coincide with the terms of the commitments to originate loans. The contract or notional amount of these instruments reflect the extent of involvement the Company has in this particular class of financial instruments. The Bank's exposure to loss on these financial instruments is limited to the premiums paid. Premiums paid and deferred gains on put options are recorded as an adjustment to the carrying value of loans available for sale and recognized in earnings when the loan is sold. At June 30, 1996, the notional principal amount of options outstanding was $3,500. There were no options outstanding at June 30, 1997.

In addition to construction loans in process, the Company had the following outstanding commitments:

                                                        June 30,
-------------------------------------------------------------------------------
                                                    1997          1996
-------------------------------------------------------------------------------
Commitments to originate mortgage loans:

 Fixed rate...................................    $ 31,070      $ 17,523
 Adjustable rate..............................      19,902         2,351
 Unused lines of credit.......................       7,569         6,344
 Commitments to sell loans....................      22,298        31,763
-------------------------------------------------------------------------------
                                                  $ 80,839      $ 57,981
===============================================================================

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

Loans available for sale: Fair values for loans are based on quoted market prices. Forward commitments to sell loans have been considered in the determination of the estimated fair value of loans available for sale.

Loans held for investment: For loans that reprice frequently at market rates, the carrying amount approximates the fair value. For fixed-rate loans, the fair value is determined by either (i) discounting the estimated future cash flows of such loans, using a current interest rate at which such loans would be made to borrowers over estimated remaining contractual maturities, or (ii) quoted market prices. The allowance for loan losses is subtracted as an estimate of the underlying credit risk.

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

Commitments: Commitments to extend credit at June 30, 1997 are offered at substantially the same rates and terms of commitments offered on June 30, 1997 to parties of similar credit worthiness. Therefore, it is presumed that no significant difference exists between the carrying and fair value. See Note 14.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount and fair values of the Company's financial instruments were as follows:

                                  June 30, 1997           June 30, 1996
-------------------------------------------------------------------------------
                                 Carrying   Market      Carrying     Market
                                 Amount     Value       Amount       Value
-------------------------------------------------------------------------------
FINANCIAL ASSETS:

Cash.......................      $ 20,111   $ 20,111    $ 30,831     $ 30,831
Investment securities......        33,645     33,664      27,118       27,112
Loans receivable available
 for sale..................        19,984     20,188      49,612       49,990
Loans held for investment..       517,147    518,981     452,945      455,307
Accrued interest
 receivable................         3,378      3,378       3,083        3,083
FHLB stock.................         4,879      4,879       4,590        4,590

FINANCIAL LIABILITIES:

Deposits...................       508,759    509,462     479,374      479,729
Borrowings.................         6,828      6,841       8,578        8,551

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

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  HOLDING COMPANY CONDENSED FINANCIAL INFORMATION
     (DOLLARS IN THOUSANDS)

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed balance sheet for Provident Financial Holdings, Inc. (Holding Company only) as of June 30, 1997 and 1996 and condensed statements of operations and cash flows for the year ended June 30, 1997.

CONDENSED BALANCE SHEETS                                      June 30,
-------------------------------------------------------------------------------
                                                         1997          1996
-------------------------------------------------------------------------------
ASSETS
  Cash.......................................         $    792      $  1,484
  Investment securities held to maturity.....           18,171        17,973
  Investment in subsidiary...................           63,165        61,071
  Other assets...............................            3,931         5,492
-------------------------------------------------------------------------------
                                                      $ 86,059      $ 86,020
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Other liabilities..........................         $    612      $     50
  Stockholders' equity.......................           85,447        85,970
-------------------------------------------------------------------------------
                                                      $ 86,059      $ 86,020
===============================================================================

CONDENSED STATEMENT OF OPERATIONS
                                                                   June 30,
                                                                     1997
-------------------------------------------------------------------------------
Interest and other income..................................       $  1,470
General and administrative expense.........................            185
-------------------------------------------------------------------------------
 Income before equity in earnings of the subsidiary........          1,285
Equity in earnings of the subsidiary.......................          1,267
-------------------------------------------------------------------------------
 Income before income taxes................................          2,552
 Income taxes..............................................            611
-------------------------------------------------------------------------------
   Net income..............................................       $  1,941
===============================================================================

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------
                                                Year Ended June 30,
                                                       1997
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income...................................       $  1,941
Adjustments to reconcile net earnings
 to cash used by operating activities:
 Equity in earnings of the subsidiary.........         (1,267)
 Decrease in other assets.....................          1,561
 Increase in other liabilities................            562
------------------------------------------------------------------------------
    Net cash provided by operating activities.       $  2,797
------------------------------------------------------------------------------
Cash flow from investing activities:
 Purchase of investing securities.............        (64,445)
 Maturity of investment securities............         64,247
------------------------------------------------------------------------------
    Net cash used by investing activities.....           (198)
------------------------------------------------------------------------------
Cash flow from financing activities:
 Treasury stock purchases.....................         (3,291)
------------------------------------------------------------------------------
Net decrease in cash during the year..........           (692)
Cash and cash equivalents, beginning of year..          1,484
------------------------------------------------------------------------------
Cash and cash equivalents, end of year........       $    792
===============================================================================

                              SHAREHOLDER INFORMATION

MARKET FOR COMMON STOCK

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ National Market under the symbol of PROV. The following table provides the high and low stock prices for PROV during the last fiscal year following its initial public offering in June, 1996.

                     1st Qtr. 1997  2nd Qtr. 1997  3rd Qtr. 1997  4th Qtr. 1997
                         9/30/96      12/31/96        3/31/97          6/30/97
-------------------------------------------------------------------------------

High                    $12.625       $14.625         $17.250          $17.375
Low                      10.125        12.375          13.750           14.125
Last                     12.625        14.000          15.125           16.625
-------------------------------------------------------------------------------

ANNUAL MEETING

The annual meeting of shareholders will be held at the Mission Inn at 3649 Mission Inn Avenue, Riverside, California on Thursday, October 30, 1997, at 11:00 a.m. A formal notice of the meeting, together with a proxy statement and proxy form, will be mailed to shareholders.

CORPORATE OFFICES

Provident Financial Holdings, Inc.
3756 Central Avenue
Riverside, CA 92506 (909) 686-6060

CORPORATE COUNSEL
Breyer & Aguggia 1300 I Street, N.W.
Washington, D.C. 20005

INDEPENDENT ACCOUNTANTS

Price Waterhouse LLP
400 South Hope Street
Los Angeles, CA 90071

TRANSFER AGENT

Registrar & Transfer
Co. 10 Commerce Drive
Cranford, NJ 07016
(908) 272-8511

MARKET INFORMATION

Provident Financial Holdings, Inc. is traded on the NASDAQ National Market under the symbol of PROV.

FINANCIAL INFORMATION

Requests for copies of forms 10-K and 10-Q filed with the Securities and Exchange Commission should be directed in writing to:

Brian M. Riley
Chief Financial Officer
Provident Financial Holdings, Inc.
3756 Central Avenue
Riverside, CA 92506

CORPORATE PROFILE

Provident Financial Holdings, Inc. ("Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At June 30, 1996, the Corporation had total assets of $615.5 million, total deposits of $508.8 million and stockholders' equity of $85.4 million. Provident Financial has not engaged in any significant activity other than holding the stock of the Savings Bank.

            BOARD OF DIRECTORS AND SENIOR OFFICERS

BOARD OF DIRECTORS

Bruce W. Bennett
President
Community Care & Rehabilitation Center

Michael C. Billings
Former Chief Executive Officer (retired)
Riverside National Bank

Craig G. Blunden
Chairman, President & CEO
Provident Financial Holdings, Inc. and
Provident Savings Bank, FSB

Debbi H. Guthrie
President
Roy O. Huffman Roof Company

David W. Mitchell
Former Chairman & CEO (retired)
Avon Products, Inc.

Robert G. Schrader
Executive Vice President &
Chief Operating Officer
Provident Savings Bank, FSB

Roy H. Taylor
President
Goldware & Taylor Insurance

SENIOR OFFICERS

PROVIDENT FINANCIAL HOLDINGS, INC.:

Craig G. Blunden
Chairman, President & CEO

Brian M. Riley
Chief Financial Officer

Robert G. Schrader
Corporate Secretary

PROVIDENT SAVINGS BANK, FSB:

Craig G. Blunden
Chairman, President & CEO

Robert G. Schrader
Executive Vice President &
Chief Operating Officer

Donald L. Blanchard
Senior Vice President
Retail Banking

Lil Brunner
Senior Vice President
Chief Information Officer

Richard L. Gale
Senior Vice President
Mortgage Banking

William E. Harris
Senior Vice President
Administration

Brian M. Riley
Senior Vice President
Chief Financial Officer

                            PROVIDENT BANK
                           BRANCH LOCATIONS

                           CORPORATE OFFICE
                          3756 Central Avenue
                          Riverside, CA 92506

                        DOWNTOWN BUSINESS CENTER
                            4001 Main Street
                           Riverside, CA 92501

                              CANYON CREST
                       5225 Canyon Crest Drive #86
                           Riverside, CA 92507

                              MORENO VALLEY
                          12460 Heacock Street
                         Moreno Valley, CA 92553

                           NORTH MORENO VALLEY
                        23575 Sunnymead Ranch Pkwy.
                          Moreno Valley, CA 92557

                                REDLANDS
                           125 E. Citrus Avenue
                            Redlands, CA 92373

                                 SUN CITY
                          27010 Sun City Boulevard
                             Sun City, CA 92586

                                   HEMET
                            1690 E. Florida Avenue
                               Hemet, CA 92544

                               RANCHO MIRAGE
                             71-991 Highway 111
                           Rancho Mirage, CA 92270

                                   BLYTHE
                             201 E. Hobson Way
                              Blythe, CA 92225

                         CUSTOMER INFORMATION LINE
                              1-800-442-5201

                             PROVIDENT        [LOGO]
                                 Building Your Bank of the Future

                     PROVIDENT FINANCIAL HOLDINGS, INC.

                              Corporate Office

                   3756 Central Avenue * Riverside, CA 92506

                               (909) 686-6060

                                NASDAQ - PROV

                                 EXHIBIT 21

                       Subsidiaries of the Registrant

Parent
------
Provident Financial Holdings, Inc.

                                     Percentage           Jurisdiction or
Subsidiaries (a)                    of Ownership       State of Incorporation
----------------                    ------------       ----------------------
Provident Savings Bank, F.S.B.         100%                United States

Profed Mortgage, Inc.(1)               100%                California

Provident Financial Corporation(1)     100%                California

First Service Corporation(1)           100%                California

---------------------
(1) This corporation is a wholly owned subsidiary of Provident Savings Bank, F.S.B.

                           EXHIBIT 23

                Consent of Independent Accountants

                    CONSENT OF INDENPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-30935) of Provident Financial Holdings, Inc. of our report dated August 11, 1997 appearing on page 4 of the 1997 Annual Report which is incorporated in this Annual Report on Form 10-K.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Los Angeles, California
September 26, 1997