Form 10-Q
period 1997-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 1997-11-13
CIK 1010470

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly  period ended . . . . . . . . SEPTEMBER 30, 1997

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from ________________ to _______________

                        Commission File Number 0-28304

                      PROVIDENT FINANCIAL HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                      33-0704889
            --------                                      ----------
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

      (1)   Yes [X]         No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title of class:                         As of OCTOBER 31, 1997
            ---------------                         ----------------------
      COMMON STOCK, $.01 PAR VALUE                   4,836,215 SHARES *

      *Includes 365,201 shares held by employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts.

                              TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as part of the report are as follows:

      Consolidated Statements of Financial Condition
      as of September 30, 1997 and June 30, 1997..........................  1

      Consolidated Statements of Operations
      for the quarters ended September 30, 1997 and 1996..................  2

      Consolidated Statements of Changes in Stockholder's Equity
      for the quarters ended September 30, 1997 and 1996..................  3

      Consolidated Statements of Cash Flows
      for the quarters ended September 30, 1997 and 1996..................  4

      Selected Notes to Consolidated Financial Statements.................  5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

      General............................................................   6

      Summary............................................................   6

      Financial Condition................................................   7

      Results of Operations..............................................   7

      Asset Quality......................................................   11

      Liquidity and Capital Resources....................................   13

      Year 2000 Issues...................................................   13

PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings......................................   14

      Item 2.     Changes in Securities..................................   14

      Item 3.     Defaults upon Senior Securities........................   14

      Item 4.     Submission of Matters to a Vote of Stockholders........   14

      Item 5.     Other Information......................................   14

      Item 6.     Exhibits and Reports on Form 8-K.......................   14

SIGNATURES...............................................................   15

EXHIBIT 27 - FINANCIAL DATA SCHEDULE.....................................   16

                      PROVIDENT FINANCIAL HOLDINGS, INC
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (UNAUDITED)
                             DOLLARS IN THOUSANDS

                                                      SEPTEMBER 30,   JUNE 30,
                                                          1997         1997
ASSETS                                                  --------     --------
Cash                                                    $ 11,349     $ 10,411
Overnight Deposits                                            --        9,700
Investment securities-held to maturity                    34,544       33,645
  (market value $34,893 and $34,425)
Investment securities-available for sale at fair value       770          761
Loans held for investment                                542,859      517,147
Loans held for sale                                       27,315       19,984
Accrued interest receivable                                3,645        3,378
Real estate available for sale                             5,641        5,676
Federal Home Loan Bank stock - at cost                     4,953        4,879
Premises and equipment, net                                7,010        6,825
Prepaid expenses and other assets                          2,548        3,094
                                                        --------     --------
      TOTAL ASSETS                                      $640,634     $615,500
                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Non-interest bearing deposits                           $  3,043     $  2,335
Interest-bearing deposits                                519,994      506,424
Borrowings                                                18,828        6,828
Accounts Payable and Other Liabilities                    13,357       14,466
                                                        --------     --------
     TOTAL LIABILITIES                                   555,222      530,053

Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued and outstanding

Common stock, $.01 par value; authorized 15,000,000
  shares; issued 5,125,215; outstanding 4,836,215 at
  September 30, 1997 and 4,920,215 at June 30, 1997)          51           51
Additional paid-in capital                                49,904       49,842
Retained earnings                                         43,537       42,070
Treasury stock at cost                                    (4,928)      (3,291)
Unearned ESOP shares                                      (3,652)      (3,290)
Unrealized gain on securities, net of tax                    500          495
                                                        --------     --------
      TOTAL STOCKHOLDERS' EQUITY                          85,412       85,447
                                                        --------     --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $640,634     $615,500
                                                        ========     ========

                            PROVIDENT FINANCIAL HOLDINGS, INC
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                     DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE

                                                            QUARTER ENDED
                                                             SEPTEMBER 30,
                                                           1997       1996
                                                         -------     -------
Interest Income
      Loans                                              $10,755     $ 9,495
      Investment securities                                  665       1,069
                                                         -------     -------
            Total interest income                         11,420      10,564

Interest Expense
      Deposits                                             6,269       5,557
      Borrowings                                             198         120
                                                         -------     -------
            Total interest expense                         6,467       5,677
                                                         -------     -------
Net Interest Income                                        4,953       4,887
Provision for Loan Losses                                    300         254
                                                         -------     -------
Net Interest Income after Provision for Loan Losses        4,653       4,633

Non-Interest Income
      Loan Servicing and Other Fees                          800         630
      Gains from Sales of Loans                            1,060       1,050
      Other                                                  446         319
                                                         -------     -------
            Total non-interest income                      2,306       1,999

Non-interest Expenses
      Salaries and employee benefits                       2,857       3,098
      Premises and occupancy                                 533         519
      SAIF Insurance premiums                                 --       3,544
      Telephone                                              114         107
      Other                                                1,019       1,267
                                                         -------     -------
      Total Operating and Administrative Expenses          4,523       8,535
      Real Estate Operations, net                            (88)        (20)
                                                         -------     -------
            Total non-interest expenses                    4,435       8,515

Income (Loss) Before Taxes                                 2,524      (1,883)
Provision (Benefit) for Income Taxes                       1,057        (767)
                                                         -------     -------
Net Income (Loss)                                        $ 1,467     $(1,116)
                                                         =======     =======

Earnings Per Share                                       $  0.32     $ (0.24)
                                                         =======     =======

Weighted Average Shares Outstanding                    4,594,121   4,729,981
                                                       =========   =========

PAGE

                           PROVIDENT FINANCIAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (UNAUDITED)
                               DOLLARS IN THOUSANDS
                     FOR THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                         Unrealized
                                                                                         Gain on
                                                     Additional               Unearned   Securities
                                      Common         Paid-in     Retained     ESOP       Available
                                Shares     Stock     Capital     Earnings     Shares     For Sale     Total
                               --------    -----     -------     --------     --------   ---------   -------
Balance at June 30, 1996      5,125,215      $51     $49,742      $40,129     $ (3,952)         --   $85,970
Release of ESOP shares                                     7                        70                    77
Unrealized gain on securities
 available for sale, net of taxes                                                              $99        99
Net loss                                                           (1,116)                            (1,116)
                               --------    -----     -------     --------     --------   ---------   -------
Balance at September 30, 1996 5,125,215      $51     $49,749      $39,013      $(3,882)        $99   $85,030
                              =========    =====     =======     ========     ========   =========   =======
                                                                                             Unrealized
                                                                                             Gain on
                                                  Additional                       Unearned  Securities
                                     Common       Paid-in    Retained    Treasury  ESOP      Available
                                Shares    Stock   Capital    Earnings    Stock     Shares    For Sale  Total
                               --------   -----   -------    --------    --------  --------- -------  -------
Balance at June 30, 1997      4,920,215     $51   $49,842     $42,070     $(3,291)   $(3,720)   $495  $85,447
Net income                                                      1,467                                   1,467
Treasury Stock                  (84,000)                                   (1,637)                     (1,637)
Release of ESOP shares                                 62                                 68              130
Unrealized gain on securities
 available for sale, net of taxes                                                                  5        5
                               --------   -----   -------    --------    --------  --------- -------  -------
Balance at September 30, 1997 4,836,215     $51   $49,904     $43,537     $(4,928)   $(3,652)   $500  $85,412
                              =========   =====   =======    ========    ========  ========= =======  =======




                                          4

                         PROVIDENT FINANCIAL HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                              DOLLARS IN THOUSANDS

                                                    Quarter ended September 30,
                                                             1997        1996
Cash flows from operating activities:                      --------    --------
      Net income (loss)                                     $ 1,467     $(1,116)
      Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depreciation and amortization                          253         284
         Amortization of loan fees                              (93)        (11)
         Amortization of unearned ESOP shares                   130          --
         Provision for loan losses                              300         254
         Provision for losses on real estate                     18          46
         Gain on sale of loans                               (1,060)     (1,050)
         Increase in accounts payable and other liabilities  (1,104)      1,857
         Increase in prepaid expenses and other assets          205        (614)
         Loans originated for sale                         (106,792)    (82,852)
         Proceeds from sale of loans                        100,521     108,827
                                                           --------    --------
Net cash provided by (used for) operating activities         (6,155)     25,625

Cash flows from financing activities:
   Net increase (decrease) in NOW, passbook and
     money market deposits                                   28,667         139
   Net increase (decrease) in term deposits                 (14,389)     (3,888)
   Repayment of Federal Home Loan Bank Advances                  --      (1,750)
   Proceeds from Federal Home Loan Bank Advances             12,000          --

        Net cash used for financing activities               26,278      (5,499)

Cash flows from investing activities:
   Net (increase) decrease in loans receivable              (28,153)     (1,980)
   Maturity of investment securities held-to-maturity        21,690      76,613
   Purchases of investment securities held-to-maturity      (22,598)   (113,251)
   Proceeds from disposal of real estate                      2,242       1,662
   Purchases of premises and equipment, net of
     proceeds from sales                                       (429)       (199)
   Treasury stock purchases                                  (1,637)         --
   Other                                                         --          77
                                                            -------     -------
  Net cash (used for) provided by investing activities      (28,885)    (37,078)
                                                            -------     -------
  Net (decrease) increase in cash and cash equivalents       (8,762)    (16,952)
  Cash and cash equivalents at beginning of period           20,111      30,831
                                                            -------     -------
  Cash and cash equivalents at end of period                $11,349     $13,879
                                                            =======     =======

Supplemental information:
  Cash paid for interest                                      6,862       5,641
  Cash paid for income taxes                                    923           0
  Real estate acquired in settlement of loans                 2,525       2,113

                  PROVIDENT FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   SEPTEMBER 30, 1997

NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet data at June 30, 1997 is derived from audited financial statements of Provident Financial Holdings, Inc. (the Company). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 1997 (File No. 0-28304) of the Company. Certain amounts in the prior period's financial statements may have been reclassified to conform to the current period's presentation.

NOTE 2: EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding plus, when applicable, the dilutive effect of stock options. Shares repurchased by the Company are excluded from shares outstanding for these calculations. The weighted average number of shares used for the quarters ended September 30, 1997 and 1996 were 4,594,121 and 4,729,981, respectively.

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

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements. The operating results of the Company depend primarily on its net interest income, its non-interest income (principally from mortgage banking activities) and its non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolio and its cost of funds, which consist of interest paid on deposits and borrowings. Non-interest income is comprised of income from mortgage banking activities, gain on the occasional sale of assets and miscellaneous fees and income. The contribution of mortgage banking activities to the Company's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy. The Company's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses, and other operating costs. The Savings Bank incurred a one-time assessment to recapitalize the Savings Association Insurance Fund (" SAIF") during the first quarter of fiscal 1997. Non-interest expenses related to mortgage banking activities include compensation and benefits, occupancy and equipment expenses, telephone and other operating costs, all of which are related to the volume of loans originated. The Company's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.

SUMMARY
The Company reported net income of $1.47 million, or $0.32 per share, for the first quarter of fiscal 1998. This compares to a net operating loss of ($1.12) million, or ($0.24) per share, for the same period last year. The prior period loss resulted from the one-time SAIF recapitalization assessment. Excluding this assessment, fiscal 1997 first quarter income would have been $764,000, or $0.16 per share.

Return on assets for the quarter ended September 30, 1997 was 0.93% as compared to (0.76%) for the same period last year. Return on equity for the quarter ended September 30, 1997 was 6.90% as compared to (5.18%) for the same period last year.

FINANCIAL CONDITION
Total assets increased by $25.1 million, or 4.1%, from $615.5 million at June 30, 1997 to $640.6 million at September 30, 1997. Total deposits funded $14.3 million of this increase while Federal Home Loan Bank ("FHLB") advances provided the remaining financing. The Company plans to continue utilizing borrowings from FHLB to fund its loan growth objectives. Loans held for investment increased by $25.7 million, or 5.0%, during the first quarter as the Company continued to portfolio intermediate-term adjustable rate loans from its current mortgage production. The Company anticipates that its portfolio loans will continue to grow through its retail and wholesale operations, loan purchases and correspondent lending.

RESULTS OF OPERATIONS

INTEREST INCOME. Interest income increased by $887,000 during the first quarter of fiscal 1198 as a result of growth in earning assets. Average earning assets increased by $40.3 million, or 7.1%, during the quarter. The yield on loans narrowed with a general decline in interest rates. The yields on investments increased as the duration of the portfolio was lengthened by the purchase of longer-term securities.

INTEREST EXPENSE. Interest expense increased by $784,000 during the first quarter of fiscal 1998 on a combination of greater volume and higher interest rates. The Company began in the fall of 1996 to pursue a more aggressive retail deposit pricing strategy. The objective of this strategy was to attract new deposit relationships to the Savins Bank which, in turn, would lead to developing a greater non-interest bearing deposit base and generate additional non-interest income through the use of additional services. The growth in non-interest bearing deposits has been slow; however, the Company believes that increasing non-interest bearing sources of deposits is critical to its long-term objectives.

The following tables provide additional comparative data on the Company's average balances and rate/volume changes:

                                 Quarter Ended             Quarter Ended
                                   9/30/97                   9/30/96
                                   Average                   Average
                           ------------------------  ------------------------
                           Average           Yield/  Average           Yield/
                           Balance Interest   Cost   Balance Interest   Cost
                           ------- --------  ------  ------- --------  ------
Interest-earning assets:
Loans receivable, net (1) $560,545  $10,754   7.67% $485,860  $ 9,495   7.82%
Investment securities       31,347      463   5.91    52,288      723   5.54
FHLB stock                   4,934       74   6.02     4,640       69   5.94
Interest-earning deposits    9,627      128   5.33    23,323      277   4.74
                           ------- --------  ------  ------- --------  ------
Total interest-earning
  assets                   606,453   11,420   7.53   566,111   10,564   7.47

Non-interest-earning assets 25,756                    21,991
                           -------                   -------
Total assets              $632,208                  $588,102
                           =======                   =======

Interest-bearing liabilities:
Passbook accounts           45,579      311   2.71    51,102      386   3.02
Demand and NOW accounts    114,478      914   3.17   108,792      968   3.56
Certificate accounts       356,464    5,044   5.61   317,683    4,203   5.29
                           ------- --------  ------  ------- --------  ------
Total deposits             516,522    6,269   4.82   477,577    5,557   4.65

FHLB advances               13,687      198   5.75     7,901      120   6.05
Other borrowings                --       --               11        0   0.00
Total interest-bearing     ------- --------  ------  ------- --------  ------
  liabilities              530,208    6,467   4.84   485,489    5,677   4.68

Non-interest-bearing       ------- --------  ------  ------- --------  ------
  liabilities               16,911                    16,372
                           -------                   -------
Total liabilities          547,119                   501,861
                           -------                   -------
Retained earnings           85,089                    86,241
                           -------                   -------
Total liabilities and
  retained earnings       $632,208                  $588,102
                           =======                   =======
Net interest income                  $4,953                    $4,887

Interest rate spread (2)                      2.69%                     2.79%
Net interest margin (3)                       3.27%                     3.45%
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                               114.38%                   116.61%

Return on Assets                              0.93%                    (0.76%)
Return on Equity                              6.90%                    (5.18%)


(1) Includes loans available for sale

(2) Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

RATE/VOLUME VARIANCE

 Quarter Ended September 30, 1997 compared to Quarter Ended September 30, 1996
                            Increase (Decrease) Due to
                            --------------------------
                                                       Rate/
                               Rate        Volume      Volume       Net
                              ------       ------      ------      ------
Interest income:
  Loans receivable (1)         $(143)      $1,455        $(22)     $1,290
  Investment securities           49         (290)        (19)       (260)
  FHLB stock                       1            4          --           5
  Interest-bearing deposits       34         (162)        (20)       (148)
                              ------       ------      ------      ------
Total net change in income
  on interest-earning assets     (59)        1007         (61)        887

Interest-bearing liabilities:
  Passbook accounts              (37)         (41)          4         (74)
  Demand and NOW accounts        (99)          50          (5)        (54)
  Certificate accounts           290          509          35         834
  FHLB advances                   (5)          87          (4)         78
  Other borrowings                --           --          --          --
                              ------       ------      ------      ------
Total net change in expense on
 interest-bearing liabilities    149          605          30         784
                              ------       ------      ------      ------
Net change in net interest
 income                       $ (208)      $  402      $  (91)     $  103
                              ======       ======      ======      ======

(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, nonaccrual loans were included in the weighted average balance outstanding.

PROVISION FOR LOAN LOSSES. For the quarter ended September 30, 1997, the Company's provision for loan losses was $300,000 as compared to $254,000 for the quarter ended September 30, 1996. At September 30, 1997, loan loss reserves as a percentage of gross loans receivable was 1.02%, compared to 1.13% at September 30, 1996. With the recent improvement in the Southern California economy and its housing market, the Company intends to allow its loan loss reserve to decrease below 1% of gross loans. Net charge-offs fell to 8 basis points of average loans during the quarter, down from 40 basis points in the same period last year.

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

The following tables are provided to disclose additional detail on the Company's allowance for loan losses and asset quality (dollars in thousands):

                                             For the Quarter Ended,
                                      September 30, 1997    September 30, 1996
                                      ------------------    ------------------
Allowance at beginning of period        $      5,465           $     5,452
Provision for loan losses                        300                   254
Recoveries:
Mortgage Loans:
      One-to-four family                          11                     1
      Multifamily                                 39                     8
      Commercial                                   -                    38
      Construction                                 -                     -
Consumer loans                                    14                     -
Other Loans                                        -                     -
                                               -----                 -----
      Total recoveries                            64                    47

Charge-offs:
Mortgage Loans:
      One-to-four family                         (25)                 (117)
      Multifamily                                 (2)                 (102)
      Commercial                                (102)                 (309)
      Construction                                 -                     -
Consumer loans                                   (46)                    -
Commercial Business Lending                        -                     -
Other Loans                                        -                     -
                                           ---------              --------
    Total charge-offs                           (175)                 (528)
                                           ---------              --------
    Net charge-offs                             (111)                 (481)
                                           ---------              --------
Balance at end of period                   $   5,654              $  5,225
                                               =====                 =====

Allowance for loan losses as a percentage
 of gross loans outstanding at the end
 of the period                                 1.02%                  1.13%

Net charge-offs as a percentage of average
 loans outstanding during the period          (0.08%)                (0.40%)

Allowance for loan losses as a percentage
 of nonperforming loans at the end of
 the period                                  158.33%                157.43%

ASSET QUALITY. The following tables are provided to disclose additional details on asset quality (dollars in thousands):

                                             At September 30,   At September 30,
                                                  1997               1996
Loans accounted for on a non-accrual basis:  ---------------    ---------------
Mortgage Loans:
      One-to-four family                        $ 3,369            $ 2,840
      Multifamily                                     0                411
      Commercial                                      0                  0
      Construction                                    0                  0
Consumer Loans                                       65                 68
Commercial Business Lending                           0                  0
Other Loans                                           0                  0
                                               --------           --------
         Total                                    3,434              3,319

Accruing loans which are contractually past due 90 days or more:

Mortgage Loans:
      One-to-four family                            137                  0
      Multifamily                                     0                  0
      Commercial                                      0                  0
      Construction                                    0                  0
Consumer loans                                        0                  0
Other Loans                                           0                  0
                                                -------            -------
      Total                                         137                  0
                                                -------            -------
Total of nonaccrual and 90 days past due loans    3,571              3,319

Real estate owned                                 2,607              3,053
                                                -------            -------
      Total nonperforming assets                 $6,178             $6,372
                                                  =====              =====
Restructured loans                               $3,955             $4,939

Nonaccrual and 90 days or more past due loans
  as a percentage of portfolio loans
  receivable, net                                  0.66%              0.73%

Nonaccrual and 90 days or more past due loans
  as a percentage of total assets                  0.56%              0.57%

Nonperforming assets as a percentage of
  total assets                                     0.96%              1.10%

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

NON-INTEREST INCOME. Non-interest income increased by $307,000, or 15.4%, from $2.0 million in the first quarter of fiscal 1997 to $2.3 million in the first quarter of fiscal 1998. This increase was primarily due an increase in other loan fees and service charges. During the quarter ended September 30, 1997, loans sold aggregated $99.5 million as compared to $106.8 million for the similar period last year. The overwhelming majority of sold loans continue to be on a servicing released basis.

NON-INTEREST EXPENSES. Non-interest expenses decreased by $4.1 million during the quarter to $4.4 million from $8.5 million in the same period last year. As previously discussed, the one-time special assessment to recapitalize the SAIF increased deposit insurance premiums by $3.2 million in the quarter ended September 30, 1996.

INCOME TAXES. Income tax expense was $1.1 million for the quarter versus a benefit of $767,000 for the same quarter of 1996. The resulting effective tax rates for the quarters ended September 30, 1997 and 1996 were 41.9% and (40.7%).

LOAN ORIGINATION VOLUMES. The following table is provided to disclose additional detail related to the volume of loans originated (dollars in thousands):

                                                For the Quarter Ended
                                                   September 30,
                                                   -------------
                                               1997             1996
                                              ------           ------
Loans originated for Sale
   Retail originations                      $ 38,518          $33,373
   Wholesale originations                     69,577           49,479
                                              ------           ------
     Total loans originated for sale         108,075           82,852

 Loans sold:
   Servicing released                         99,462          105,215
   Servicing retained                              0            1,539
                                           ---------        ---------
     Total loans sold                         99,462          106,754

Loans originated for Portfolio:
   Mortgage loans:
      One-to-four family                      44,758           10,082
      Multifamily                                  0              292
      Commercial                                 250                0
      Construction loans                       3,974              409
Consumer                                       2,010            1,491
Commercial Business Lending                      692                0
Other loans                                        0                0
                                          ----------        ---------
Total loans originated for Portfolio          51,684           12,274

Loans purchased:
   Mortgage loans:
      One-to-four family                         428              219
      Commercial                                   0                0
                                            --------         --------
   Total loans purchased                         428              219

Mortgage loan principal repayments            25,661           13,405

Real estate acquired in
   settlement of loans                         2,647            2,113

Increase (decrease) in other items, net (1)      625            1,701
                                             -------          -------
Net (decrease) increase in loans
  receivable, net                            $33,042         $(25,226)
                                             =======          =======
(1) Includes changes in accrued interest, loans in process, discounts and loan loss reserves.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary source of funds are deposits, proceeds from loan principal and interest payments and sales of loans, the maturity of and interest income on investment securities, and FHLB advances. The Savings Bank has a credit line available with the Federal Home Loan Bank of San Francisco amounting to 30% of total assets.

While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The primary investing activity of the Company is the origination of mortgage loans through the Savings Bank. During the quarter ended September 30, 1997, the Savings Bank originated a total of $159.8 million in loans. This activity was funded primarily by loan sales, retail deposits and FHLB advances. For the quarter ended September 30, 1997 loans sales aggregated $99.5 million and loan principal repayments totaled $25.7 million. FHLB advances increased by $12 million.

By regulation, the Savings Bank must maintain liquidity of 5% of deposits and short-term borrowings. Liquidity is measured by cash and readily marketable securities which are not committed, pledged, or required to liquidate specific liabilities. The Savings Bank's average liquidity ratio for September 30, 1997 and 1996 was 6.96% and 7.72%, respectively.

The Savings Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Savings Bank must meet certain specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk-weightings, and other factors. The Savings Bank's actual and required capital amounts and ratios as of September 30, 1997 are as follows:

                                          Amount              Percent
                                          -------            --------
   Tangible Capital                       $59,743               9.59%
   Requirement                              9,342               1.50
                                        ---------            -------
   Excess over requirement                $50,401               8.09%
                                          =======            =======


   Core Capital                           $59,743               9.59%
   Requirement                             18,684               3.00
                                         --------              -----
   Excess over requirement                $41,059               6.59%
                                          =======             ======


   Risk Based Capital                     $94,432              15.08%
   Requirement to Be "Well Capitalized"    34,752               8.00
                                          -------             ------
   Excess over requirement                $59,860               7.08%
                                          =======             =======

Management believes that under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

YEAR 2000 ISSUES

 In preparation for the information system issues in Year 2000, management has recently engaged a consulting firm to assess the Company's Year 2000 compliance and recommend corrective actions. The total cost of making the Company's information systems Year 2000 compliant cannot be estimated at this time. Management believes, at minimum, the Company will need to make a capital investment in additional software and equipment to address Year 2000 concerns.

PART II - FINANCIAL INFORMATION
-------------------------------
ITEM 1.     LEGAL PROCEEDINGS

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

                                     Provident Financial Holdings, Inc.

November 10, 1997                    /s/ Craig G. Blunden
                                     ---------------------
                                         Craig G. Blunden
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

November 10, 1997                    /s/ Brian M. Riley
                                     -------------------
                                         Brian M. Riley
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)