Form 10-Q
period 1997-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 1998-02-13
CIK 1010470

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended.......................DECEMBER 31, 1997
                                                           -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________to____________________

                        Commission File Number 0-28304

                      PROVIDENT FINANCIAL HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

   DELAWARE                                                  33-0704889
-------------------                                     ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

              3756 Central Avenue      Riverside, California 92506
              ----------------------------------------------------
             (Address of principal executive offices and zip code)

                                (909) 686-6060
                                --------------
             (Registrant's telephone number, including area code)

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

      (1)   Yes   X       No
                -----        -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title of class:                             As of JANUARY 30, 1997
            ---------------                             ----------------------

      COMMON STOCK, $.01 PAR VALUE                        4,692,715 SHARES *

            *Includes 358,438 shares held by employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts.

                            PROVIDENT FINANCIAL HOLDINGS, INC.
                                    Table of Contents

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

      Consolidated Statements of Financial Condition
      as of December 31, 1997 and June 30, 1997............................. 1

      Consolidated Statements of Operations
      for the quarter and six months ended December 31, 1997 and 1996........2

      Consolidated Statement of Changes in Stockholder's Equity
      for the six months ended December 31, 1997 and 1996....................3

      Consolidated Statements of Cash Flows
      for the quarter and six months ended December 31, 1997 and 1996........4

      Selected Notes to Consolidated Financial Statements....................5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

      General................................................................6

      Comparison of Financial Condition at December 31 and June 30, 1997.....6

      Comparison of Operating Results for the Quarter and Six Months ended
      December 31, 1997 and 1996.............................................7

      Asset Quality.........................................................12

      Liquidity and Capital Resources.......................................14

PART II - OTHER INFORMATION

      Item 1  Legal Proceedings.............................................16

      Item 2  Changes in Securities.........................................16

      Item 3  Defaults upon Senior Securities...............................16

      Item 4  Submission of Matters to a Vote of Stockholders...............16

      Item 5  Other Information.............................................16

      Item 6  Exhibits and Reports on Form 8-K..............................16

SIGNATURES..................................................................17

EXHIBIT 27 - FINANCIAL DATA SCHEDULE........................................18

                            PROVIDENT FINANCIAL HOLDINGS, INC
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                       (UNAUDITED)
                                   DOLLARS IN THOUSANDS

                                                      December 31,    June 30,
                                                         1997           1997

    ASSETS
          Cash                                         $  12,965     $ 10,411
          Overnight Deposits                                            9,700
          Investment Securities-held to maturity
               (market value $60,713 and $34,425)         60,426       33,645
          Investment securities-available for sale
            at fair value                                    919          761
          Loans held for investment                      589,163      517,147
          Loans held for sale                             32,386       19,984
          Accrued interest receivable                      4,229        3,378
          Real estate available for sale                   6,539        5,676
          Federal Home Loan Bank  stock - at cost          5,033        4,879
          Premises and equipment, net                      7,100        6,825
          Prepaid expenses and other assets                4,936        3,094
                                                        --------     --------
                TOTAL ASSETS                            $723,696     $615,500
                                                        ========     ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
          Non-interest bearing deposits                 $  4,050     $  2,335
          Interest-bearing deposits                      529,819      506,424
          Borrowings                                      92,613        6,828
          Accounts Payable and Other Liabilities          13,439       14,466
                                                        --------     --------
                TOTAL LIABILITIES                        639,921      530,053

          Preferred stock, $.01 par value;
           authorized 2,000,000 shares;
           none issued and outstanding
          Common stock, $.01 par value; authorized
           15,000,000 shares; issued 5,125,215;
           outstanding 4,692,715 at December 31, 1997
           and 4,920,215 at June 30, 1997                     51           51
          Additional paid-in capital                      49,976       49,842
          Retained earnings                               44,690       42,070
          Treasury stock at cost                          (7,888)      (3,291)
          Unearned ESOP shares                            (3,584)      (3,720)
          Unrealized gain on securities, net of tax          530          495
                                                        --------     --------
                TOTAL STOCKHOLDERS' EQUITY                83,775       85,447
                                                        --------     --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $723,696     $615,500
                                                        ========     ========

                            PROVIDENT FINANCIAL HOLDINGS, INC
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                     DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                      DECEMBER 31,              DECEMBER 31,
                                   1997          1996         1997       1996

Interest Income
  Loans                         $11,365       $ 9,509      $22,119    $19,004
  Investment Securities             845         1,113        1,511      2,183
                                -------       -------      -------    -------
   Total Interest Income         12,210        10,622       23,630     21,187

Interest Income
  Deposits                        6,456         5,714       12,725     11,271
  Borrowings                        713            99          911        219
                                -------       -------      -------    -------
   Total Interest Expense         7,169         5,813       13,636     11,490

Net Interest Income               5,041         4,809        9,994      9,697

Provision for Loan Losses           450           450          750        704
  Net Interest Income after
  Provision for Loan Losses       4,591         4,359        9,244      8,993
Non-Interest Income
  Loan Servicing and Other Fees     807           782        1,607      1,412
  Gains from Sales of Loans       1,058         1,127        2,118      2,177
  Other                             373           273          819        592
                                -------        ------      -------    -------
    Total non-interest income     2,238         2,182        4,544      4,181

Non-interest Expenses
  Salaries and employee benefits  3,069         3,061        5,926      6,159
  Premises and occupancy            525           502        1,058      1,021
  SAIF Insurance premiums             0           314            0      3,858
  Telephone                          90            93          204        200
  Other                           1,155         1,132        2,174      2,400
                                -------        ------      -------    -------
Total Operating and               4,839         5,102        9,362     13,638
  Administrative Expenses
Real Estate Operations, net         (20)          102         (108)        83
                                -------        ------      -------    -------
   Total non-interest expenses    4,819         5,204        9,254     13,721

Income (Loss) Before Taxes        2,010         1,337        4,534       (547)
Provision (Benefit) for
  Income Taxes                      857           559        1,914       (208)
                                -------        ------      -------    -------
  Net Income (Loss)             $ 1,153        $  778      $ 2,620    $  (339)
                                =======        ======      =======    =======

Earnings (Loss) Per Share       $  0.26        $ 0.16      $  0.59    $ (0.07)
                                =======        ======      =======    =======

Weighted Average Shares
  Outstanding                  4,387,305     4,737,021    4,435,957  4,733,520
                               =========     =========    =========  =========

Earnings (Loss) Per Share       $  0.25        $ 0.16      $  0.58    $  0.07
  Assuming Dilution             =======        ======      =======    =======

Weighted Average Diluted
  Shares                      4,475,997     4,737,021    4,596,323  4,733,520
                              =========     =========    =========  =========

Return on Assets                   0.68%         0.53%        0.80%    (0.11%)
Return on Equity                   5.47%         3.64%        6.19%    (0.79%)

                                               PROVIDENT FINANCIAL HOLDINGS, INC.
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)
                                                        DOLLARS IN THOUSANDS
                                       FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                                                       Unrealized
                                                                                       Gain on
                                                    Additional              Unearned   Securities
                                         Common     Paid-in     Retained    ESOP       Available
                           Shares        Stock      Capital     Earnings    Shares     For Sale     Total
                           ---------------------------------------------------------------------------------
Balance at June 30, 1996    5,125,215     $51       $49,742     $40,130     $(3,952)                $85,971
Release of ESOP shares                                   17                     105                     122

Unrealized gain on
  securities available for
  sale, net of taxes                                                                        $404        404

Net loss                                                            (339)                              (339)
                           ---------------------------------------------------------------------------------
Balance at
  December 31, 1996         5,125,215      $51      $49,759     $39,791     $(3,847)        $404    $86,158
                           =================================================================================

                                                                                          Unrealized
                                                                                          Gain on
                                                Additional                      Unearned  Securities
                                       Common   Paid-in    Retained  Treasury   ESOP      Available
                          Shares       Stock    Capital    Earnings  Stock      Shares    For Sale  Total
                          ----------------------------------------------------------------------------------
Balance at June 30, 1997   4,920,215    $51     $49,842    $42,070   $(3,291)   $(3,720)    $495    $85,447
Net Income                                                   2,620                                    2,620
Treasury Stock              (227,500)                                 (4,597)                        (4,597)
Release of ESOP shares                              134                             136                 270
Unrealized gain on
securities available for
sale, net of taxes                                                                            35         35
                          ---------------------------------------------------------------------------------
Balance at
 December 31, 1997         4,692,715    $51     $49,976    $44,690   $(7,888)   $(3,584)    $530    $83,775
                          =================================================================================

                                                                  3

                   PROVIDENT FINANCIAL HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          DOLLARS IN THOUSANDS
       FOR THE QUARTER AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

DOLLARS IN THOUSANDS               THREE MONTHS ENDED         SIX MONTHS ENDED
                                       DECEMBER 31,              DECEMBER 31,
                                   1997          1996        1997         1996

Cash flows from operating
 activities:
 Net income (loss)             $  1,153       $   778      $2,620       ($339)
Adjustments to reconcile net
  income (loss) to
Net cash provided by operating
  activities:
  Depreciation and amortization     257           264         510         548
  Amortization of loan fees        (189)           16        (282)          5
  Amortization of Unearned ESOP
    Shares                          140             0         270           0
  Provision for loan losses         450           450         750         704
  Provision for losses on real
    estate                            0           162          18         208
  Gain on sale of loans          (1,058)       (1,127)     (2,118)     (2,177)
  Increase in accounts payable
    and other liabilities            77        (1,263)     (1,027)        594
  Increase in prepaid expenses
    and other assets             (3,052)         (605)     (2,847)     (1,219)
  Loans originated for sale    (103,711)      (86,709)   (210,503)   (169,561)
  Proceeds from sale of loans    99,698        79,018     200,219     187,845
                               --------       -------    --------    --------
Net cash provided by operating   (6,235)       (9,016)    (12,390)     16,608
  Activities
Cash flows from financing
 activities:
 Net increase (decrease) in
  NOW, passbook and money
  market deposits               (25,482)       15,672       3,185      15,811
 Net increase (decrease) in
  term deposits                  36,314        (4,609)     21,925      (8,497)
 Repayment of Federal Home
  Loan Bank advances                  0             0           0      (1,750)
 Proceeds from Federal Home
  Loan Bank Advances             73,785             0      85,785           0
    Net cash provided by       --------       -------    --------    --------
      financing activities       84,617        11,063     110,895       5,564

Cash flows from investing
 activities:
 Net (increase) decrease in
  loans receivable              (47,915)      (11,385)    (76,068)    (13,365)
 Maturity of investment
  securities held-to-maturity     8,836        66,832      30,526     143,445
 Purchases of investment
  securities held-to-maturity   (34,867)      (59,666)    (57,465)   (172,917)
 Proceeds from disposal of
  real estate                       469         2,334       2,711       3,996
 Purchases of premises and
  equipment, net of
  proceeds from sales              (364)         (250)       (793)       (449)
 Treasury stock purchases        (2,960)            0      (4,597)          0
 Other                               35           451          35         529
                               --------       -------    --------     -------
  Net cash provided by
   investing activities         (76,766)       (1,684)   (105,651)    (38,761)
                               --------       -------    --------     -------
Net (decrease) increase in
 cash and cash equivalents        1,616           363     (7,146)     (16,589)
Cash and cash equivalents at
 beginning of period             11,349        13,879     20,111       30,831
                               --------       -------    --------     -------
Cash and cash equivalents
 at end of period              $ 12,965       $14,242    $12,965      $14,242
                               ========       =======    =======      =======
Supplemental information:
 Cash paid for interest        $  7,118       $ 5,662    $13,980      $11,303
 Cash paid for income taxes       1,555             0      2,478            0
 Real estate acquired in
  settlement of loans             1,067         2,148      3,592        4,261

              PROVIDENT FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

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

NOTE 2: EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary restated, to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                        For the Three Months ended   For the Six Months ended
                             December 31,                 December 31,
                        --------------------------   ------------------------
                          1997             1996       1997            1996
                        --------------------------   ------------------------
Numerator:
 Net income - Numerator
  for basic earnings
  per share and diluted
  earnings per share-
  income available to
  common stockholders   $1,153,000      $   778,00   $2,620,000   $ (339,000)
                        ==========      ==========   ==========   ==========

Denominator:
 Denominator for basic
 earnings per share-
 weighted-average shares 4,387,305       4,737,021    4,435,957    4,733,520

Effect of dilutive
 securities:
 Employee stock benefit
  plans                     88,692               0      160,366            0
                        ----------      ----------   ----------   ----------

Denominator for diluted
 earnings per share-
 adjusted weighted-
 average shares and
 assumed conversions     4,475,997       4,737,021    4,596,323    4,733,520
                        ==========      ==========   ==========   ==========

Basic earnings
  per share             $     0.26      $     0.16   $     0.59   $    (0.07)
Diluted earnings
  per share             $     0.25      $     0.16   $     0.58   $    (0.07)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Provident Financial Holdings, Inc. (the Company) is a Delaware corporation which was organized in January, 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. (the Savings Bank) upon the latter's conversion from a federal mutual to a federal stock savings bank (the "Conversion"). The conversion was completed on June 27, 1996. The Company operates primarily in one business segment attracting customer deposits to originate loans secured primarily by mortgages on residential real estate. The segment includes ancillary activities related to real estate lending such as mortgage banking and real estate development. The Savings Bank is a federally chartered savings bank founded in 1956 whose deposits are insured by the FDIC under the Savings Association Insurance Fund (SAIF). The Savings Bank conducts business from its main office in Riverside, California and its nine branch offices. Through the operations of its Profed Mortgage Division (Profed), the Savings Bank has expanded its retail lending market to include a larger portion of Southern California and Southern Nevada. Profed operates three offices within the Savings Bank's retail branch facilities and seven free-standing loan production offices, one of which includes a wholesale loan department.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

The operating results of the Company depend primarily on its net interest income, its non-interest income (principally from mortgage banking activities) and its non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolio and its cost of funds, which consist of interest paid on deposits and borrowings. Non-interest income is comprised of income from mortgage banking activities, gain on the occasional sale of assets and miscellaneous fees and income. The contribution of mortgage banking activities to the Company's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy. The Company's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses, and other operating costs. The Savings Bank incurred a one-time assessment to recapitalize the Savings Association Insurance Fund ("SAIF") during the quarter ended September 30, 1996. Non-interest expenses related to mortgage banking activities include compensation and benefits, occupancy and equipment expenses, telephone and other operating costs, all of which are related to the volume of loans originated. The Company's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31 AND JUNE 30, 1997

Total assets increased by $108.2 million, or 17.6% from $615.5 million at June 30, 1997 to $723.7 million at December 31, 1997. This increase was chiefly the result of an $84.4 million, or 15.7% increase in Loans Receivable-net, from $537.1 at June 30, 1997 to $621.5 at December 31, 1997 as the company leveraged its net worth by directing a larger percentage of loan originations to its portfolio. This expansion was funded by an increase in deposits, which rose by $25.1 million, 4.9%, to $533.9 million at December 31, 1997 from $508.8 million at June 30, 1997. Federal Home Loan Bank (FHLB) advances provided the remaining financing with an increase of $85.8 million (1256.4%) from June 30, 1997. The company plans to continue utilizing borrowing from FHLB to fund its loan growth objectives.

Investment Securities-held to maturity increased $26.8 million, or 79.6%, to $60.4 million at December 31, 1997 from $33.6 million at June 30, 1997.

Loans Receivable-held for sale increased $12.4 million, 62.1%, from $20.0 million at June 30, 1997, to $32.4 million at December 31, 1997. This increase was the result of increased loan demand in the Company's lending territory and management's decision to retain a higher percentage of new loans generated.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

The company's net earnings for the three months ended December 31, 1997 and 1996 were $1.2 million and $778,000, respectively, while for the six months ended December 31, 1997 and 1996 the Company recorded net earnings of $2.6 million and a net loss of $339,000, respectively. The six month period in 1996 included a charge of $3.2 million ($1.9 million after tax) for the assessment resulting from the recapitalization of the Savings Association Insurance Fund
(SAIF). Without this special one-time assessment, the Company would have reported net earnings of $1.6 million for the six months ended December 31, 1996. Earnings per share were $0.26 per share for the quarter ended December 31, 1997 and $0.59 per share for the six months ended December 31, 1997. Year-to-year operating results were primarily affected by an increase in net interest income tempered in part by decreases in other operating and administrative expenses.

The Company's net interest margin decreased to 3.09% for the quarter ended December 31, 1997 compared to 3.42% for the quarter ended December 31, 1996 due to interest rate compression. Net interest income increased $232,000 for the 1997 quarter, or 4.8%, and $251,000 for the 1997 six month period, or 2.8%, compared to the same periods in 1996 due to the increase in interest earning assets.

INTEREST INCOME. Interest income increased by $1.6 million (15.0%) to $12.2 million for the quarter ended December 31, 1997 from $10.6 million for the similar quarter last year. However, the average yield on interest earning assets declined to 7.49% for the quarter ended December 31, 1997 from 7.55% for the similar period last year. The average balance of investment securities, interest-bearing deposits and FHLB stock decreased $26.4 million, or 33.1%, for the quarter ended December 31, 1997 and interest income from these investments decreased by $268,000 compared to the same period last year. The average rate on investment securities rose by 54 basis points to 6.33% for the 1997 quarter compared to 5.79% for the 1996 quarter.

Loan interest income increased by $1.9 million or 19.5%, to $11.4 million in the quarter ended December 31, 1997 compared to $9.5 million for the quarter ended December 31, 1996. The majority of this decline is attributable to an increase in the level of loans receivable-net, including loans held for sale. Beginning in the quarter ended December 31, 1996, management has undertaken a program to increase the level of portfolio loans. The recent softening of long-term interest rates is reflected in the 28 basis point decline in yield to 7.59% for the quarter ended December 31, 1997 from 7.87% in the same period last year.

For the six months ended December 31, 1997, interest income rose by $2.4 million, or 11.5%, to $23.6 million from $21.2 million for the six months ended December 31, 1996. Average loans receivable, including those held for sale, increased to $579.6 million for the six months ended December 31, 1997 compared to $485.4 million for the six months ended December 31,1996, while the yield declined to 7.63% from 7.83%, respectively. The average balance of investment securities, interest-bearing deposits, and FHLB stock decreased by $29.8 million, or 37.5%, to $49.7 million in order to grow the loan portfolio. The interest income from those investments decreased $672,000,or 30.8%, to $1.5 million in the six months ended December 31, 1997. The average yield on investment securities held to maturity increased 52 basis points to 6.16% in the six months ended December 31, 1997 compared to 5.64% for the six months ended December 31, 1996, due to a lengthening of the term of new investments.

INTEREST EXPENSE. Interest expense for the quarter ended December 31, 1997 was $7.2 million compared to $5.8 million for the comparable period in 1996, an increase of $1.4 million, or 23.3%. Interest expense for the six months ended December 31, 1997 totaled $13.6 million compared to $11.5 for the similar period one year ago, an increase of $2.1 million, or 18.7%. These increases are attributable to an increase in average interest-bearing liabilities, particularly FHLB advances. Average deposits increased $50.4 million, or 10.5%, during the quarter compared to the prior year and $42.7 million, or 8.9%, for the semi-annual period while the rate paid on deposits increased from 4.77% during the quarter ended December 31, 1996 to 4.83% during the similar quarter in 1997 and from 4.70% to 4.83% during the two semi-annual periods. FHLB advances averaged $7.0 million during the quarter ended December 31, 1996 compared to $48.5 million for the quarter ended December 31, 1997 and $7.4 million compared to $31.1 million during the respective six month periods. The volume increase on FHLB advances resulted in a $608,000, or 614.1%, increase in related interest expense for the quarter compared to the prior year and a $686,000, or 314.2%, increase for the six month period. The average rate paid on these advances increased from 5.65% for the quarter ended December 31, 1996 to 5.78% in the same quarter in 1997 and declined from 5.96% for the six months ended December 31, 1996 to 5.77% for the same period in 1997.

                                       Three Months Ended                          Three Months Ended
                                          12/31/97                                    12/31/96
                                 Average                   Average         Average                Average
                                 Balance       Interest    Yield/Cost      Balance     Interest   Yield/Cost
                                 -------       -------     ---------       -------     --------   ----------
Interest-earning assets:
Loans receivable, net(1).......  $598,667      $11,365       7.59%          $483,268     $9,509       7.87%
Investment securities..........    46,510          736       6.33             61,166        885       5.79
FHLB Stock.....................     5,011           80       6.38              4,696         74       6.29
Interest-bearing deposits......     1,875           29       6.15             13,969        154       4.41
                                 --------      -------      -----           --------     ------      -----
Total interest-earning assets..   652,063       12,210       7.49            563,099     10,622       7.55

Non-interest earning assets....    28,312                                     26,927
                                 --------                                   --------
                   Total Assets  $680,375                                   $590,026
                                 ========                                   ========

Interest-bearing liabilities:
Passbook accounts..............  $ 45,341          361       3.16            $53,554        351        2.62
Demand and NOW accounts........   111,908          879       3.11            111,228        969        3.48
Certificate accounts...........   373,053        5,216       5.54            315,169      4,394        5.58
                                 --------      -------      -----           --------     ------       -----
                 Total Deposits   530,302        6,456       4.83            479,951      5,714        4.76

FHLB Advances..................    48,498          707       5.78              7,007         99        5.65
Other borrowings...............       217            6      10.71                  0          0           0
                                 --------      -------      -----           --------     ------       -----
         Total interest-bearing
                    liabilities   579,017        7,169       4.91            486,958      5,813        4.77

Non-interest bearing liabilities   17,020                                     17,659
                                 --------                                   --------
              Total liabilities   596,037                                    504,617
                                 --------                                   --------
Retained Earnings..............    84,338                                     85,409
                                 --------                                   --------
           Total liabilities and
            retained earnings..  $680,375                                   $590,026
                                 ========                                   ========
Net interest income............                 $5,041                                   $4,809
                                                ======                                   ======
Interest rate spread(2)........                              2.58%                                     2.78%
Net interest margin(3).........                              3.09%                                     3.42%
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities...........    112.62%                                   115.64%

Return on Assets...............                              0.68%                                     0.53%

Return on Equity...............                              5.47%                                     3.64%

                                          Six Months Ended                           Six Months Ended
                                               12/31/97                                  12/31/96
                                 Average                   Average         Average                Average
                                 Balance       Interest    Yield/Cost      Balance    Interest    Yield/Cost
                                 -------       -------     ---------       -------    --------    ----------
Interest-earning assets:
Loans receivable, net(1).......  $579,648      $22,119       7.63%          $485,423    $19,004       7.83%
Investment securities..........    38,935        1,200       6.16             57,076      1,609       5.64
FHLB Stock.....................     4,972          154       6.20              4,677        143       6.10
Interest-bearing deposits......     5,751          157       5.46             17,731        431       4.86
                                 --------      -------      -----           --------     ------      -----
Total interest-earning assets..   629,306       23,630       7.51            564,907     21,187       7.50

Non-interest earning assets....    25,922                                     24,686
                                 --------                                   --------
                   Total Assets  $655,228                                   $589,593
                                 ========                                   ========
Interest-bearing liabilities:
Passbook accounts..............   $45,460          672       2.93            $52,327        737        2.82
Demand and NOW accounts........   113,515         1793       3.13            110,012      1,937        3.52
Certificate accounts...........   363,249       10,260       5.60            317,222      8,597        5.42
                                 --------      -------      -----           --------     ------       -----
                 Total Deposits   522,224       12,725       4.83            479,561     11,271        4.70

FHLB Advances..................    31,128          905       5.76              7,365        219        5.96
Other borrowings...............       222            6       5.24                  0          0           0
                                 --------      -------      -----           --------     ------       -----
         Total interest-bearing
                    liabilities   553,574       13,636       4.88            486,926     11,490        4.72

Non-interest bearing liabilities   16,952                                     16,924
                                 --------                                   --------
              Total liabilities   570,526                                    503,850
                                 --------                                   --------
Retained Earnings..............    84,702                                     85,743
                                 --------                                   --------
           Total liabilities and
            retained earnings..  $655,228                                   $589,593
                                 ========                                   ========
Net interest income............                 $9,994                                   $9,697
                                                ======                                   ======
Interest rate spread(2)........                              2.63%                                     2.78%
Net interest margin(3).........                              3.18%                                     3.43%
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities...........    113.68%                                    116.02%

Return on Assets...............                              0.80%                                   (0.11%)

Return on Equity...............                              6.19%                                   (0.79%)

(1) Includes loans available for sale
(2) Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

                                                               9

                                      Three Months Ended December 31, 1997
                              Compared to Three Months Ended December 31, 1996
                                             Increase (Decrease) Due to:
                                             --------------------------
                                                          Rate/
                                       Rate    Volume     Volume       Net
   Interest income:
       Loans receivable (1)            $ 90    $(561)     $   6)   $ (477)
       Investment securities              2      486          3       491
       FHLB stock                        11        3          1        15
       Interest-bearing deposits         10       29          3        42
                                       ----    -----      -----    ------
        Total net change in change
         on interest-earning assets     113      (43)         1        71
   Interest-bearing liabilities:
        Passbook accounts              (166)      12         (4)     (158)
        Demand and NOW accounts        (158)     (20)         3      (175)
        Certificate accounts             14     (238)        (1)     (225)
        FHLB advances                   (27)    (204)        18      (213)
        Other borrowings                  0        0          0         0
         Total net change in expense  -----    -----      -----    ------
         on interest-bearing
         liabilities                   (337)    (450)        16      (771)
                                      -----    -----      -----    ------
   Net change in net interest income  $ 450    $ 407      $ (15)   $  842
                                      =====    =====      =====    ======

(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

                                      Six Months Ended December 31, 1997
                                Compared to Six Months Ended December 31, 1996
                                          Increase (Decrease) Due to
                                          --------------------------
                                                            Rate/
                                        Rate    Volume     Volume       Net

Interest income:
        Loans receivable (1)          $ (58)     $(438)    $   3      $(493)
        Investment securities           (77)       636      (130)       429
        FHLB stock                       13          3         0         16
        Interest-bearing deposits        40         51        19        110
                                      -----      -----     -----      -----
         Total net change in change
         on interest-earning assets     (82)       252      (108)        62
Interest-bearing liabilities:
        Passbook accounts              (110)         8        (2)      (104)
        Demand and NOW accounts        (138)       (32)        4       (166)
        Certificate accounts           (102)      (144)        3       (243)
        FHLB advances                   (10)      (244)        7       (247)
        Other borrowings                (10)       (10)       10        (10)
                                      -----      -----     -----      -----
         Total net change in expense
         on interest-bearing
         liabilities                   (370)      (422)       22       (770)
                                      -----      -----     -----      -----

   Net change in net interest income  $ 288      $ 674     $(130)     $ 832
                                      =====      =====     =====      =====

(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

PROVISION FOR LOAN LOSSES. For the six months ended December 31, 1997, the Company's provision for loan losses was $750,000 compared to $704,000 for the quarter ended December 31, 1997. At December 31, 1997, loan loss reserves as a percentage of gross loans receivable was 1.00% compared to 1.18% at December 31, 1996. With the recent improvement in the Southern California economy and its housing market, the Company intends to allow its loan loss reserve to decrease below 1% of gross loans. Net charge-offs fell to 6 basis points of average loans during the six months, down from 12 basis points in the same period last year.

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

The following tables are provided to disclose additional detail on the Company's allowance for loan losses and asset quality (dollars in thousands):

                                                For the Six Months Ended
                                         December 31, 1997   December 31, 1996
                                         -----------------   -----------------

       Allowance at beginning of period        $5,465              $5,452

       Provision for loan losses                  750                 704
       Recoveries:
       Mortgage Loans:
             One-to-four family                    11                   1
             Multi-family                         191                  14
             Commercial                             -                  38
             Construction                           -                   -
       Consumer loans                              14                   -
       Commercial Business Lending                  -                   -
       Other loans                                  -                   -
                                            ---------           ---------
             Total recoveries                     216                  53

       Charge-offs:
       Mortgage Loans:
             One-to-four family                    59                 236
             Multi-family                           2                 102
             Commercial                           253                 309
             Construction                           -                   -
       Consumer loans                              64                   0
       Commercial business lending                  -                   -
       Other loans                                  -                   -
                                             --------             -------
             Total charge-offs                    378                 647

             Net charge-offs                      162                 594
                                             --------             -------
             Balance at end of period          $6,053              $5,562
       Allowance for loan losses as a
        percentage of gross loans
        outstanding at the end of the period     1.00%               1.18%
       Net charge-offs as a percentage of
        average loans Outstanding during
        the period                                .06%               0.12%
       Allowance for loan losses as a
        percentage of non-performing
        loans at the end of the period         127.59%             142.21%

ASSET QUALITY. The following tables are provided to disclose additional details on asset quality (dollars in thousands):

                                     At December 31, 1997     At June 30, 1997
                                     --------------------     ----------------
Loans accounted for on a non-accrual
basis:
 Mortgage Loans:
     One-to-four family                      $2,720              $3,667
     Multi-family                                 0               1,176
     Commercial                               1,405                 979
     Construction                                 0                   0
 Consumer Loans                                  69                 150
 Commercial business lending                      0                   0
 Other loans                                      0                   0
                                          ---------          ----------
                      Total                   4,194               5,972
Accruing loans which are contractually
 past due 90 days or more:
 Mortgage Loans:
     One-to-four family                         122                268
     Multi-family                                 0                  0
     Commercial                                   0                  0
     Construction                                 0                  0
 Consumer Loans                                   0                  9
 Commercial Business Lending                    428                  0
 Other Loans                                      0                  0
                                         ----------         ----------
                     Total                      550                277
Total of nonaccrual and 90 days past
 due loans                                    4,744              6,249
Real estate owned                             3,511              2,636
                                         ----------         ----------
          Total non-performing assets        $8,255             $8,885
                                         ==========         ==========
Restructured loans                           $2,506             $4,910
                                         ==========         ==========
Non-accrual and 90 days or more past due
 loans as a percentage of portfolio loans
 receivable, net                              0.81%              1.21%

Non-accrual and 90 days or more past due
 loans as a percentage of total assets        0.66%              1.02%
          total assets

Non-performing assets as a percentage of
 total assets                                1.14%              1.44%

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

NON-INTEREST INCOME. Non-interest income remained a constant $2.2 million in the second fiscal quarter of 1997 compared to the second fiscal quarter of 1996. For the semi-annual period ending December 31, 1997, non-interest income increased $363,000, or 8.7%, to $4.5 million, compared to the same period in 1996. The majority of this increase in the quarterly and six month period was a result of increases in Loan Servicing and Other Fees. A portion of this increase is attributable to broker loan fees as a result of the acquisition of Pacific Sunbelt Mortgage in October of 1996. Gains from the sales of loans declined by $69,000, or 6.1%, to $1.1 million in the quarter ended December 31, 1997. This decline was in spite of an increase of $19.0 million in the aggregate amount of loans sold in the quarter ended December 31, 1997 compared to the same quarter one year earlier, and is an indication of the recent compression of interest rates.

NON-INTEREST EXPENSES. Non-interest expenses decreased by $385,000 during the quarter to $4.8 million from $5.2 million in the same period last year. As previously discussed, the one-time special assessment to recapitalize the SAIF increased deposit insurance premiums by $3.2 million in the six months ended December 31, 1996.

INCOME TAXES. Income tax expense was $857,000 for the quarter versus $559,000 for the same quarter of 1996, while the six month numbers were $1.9 million for fiscal 1998 and a benefit of $208,000 for fiscal 1997. The resulting effective tax rates for the quarters ended December 31, 1997 and 1996 were 42.6% and 41.8% and the six month ratios were 42.2% and (38.0%) respectively.

LOAN ORIGINATION VOLUMES. The following table is provided to disclose additional detail related to the volume of loans originated (dollars in thousands):

                          For the Quarter Ended      For the Six Months Ended
                               December 31,                December 31,
                            1997           1996        1997            1996
                            ----           ----        ----            ----
Loans originated for sale
 Retail originations     $ 72,279        $37,285     $131,407       $ 71,216
   Wholesale originations  36,167         49,424       85,114         98,345
                         --------        -------     --------       --------
    Total loans
     originated for
     sale                 108,446         86,709      216,521        169,561
Loans sold:
  Servicing released      100,758         81,757      200,220        186,972
  Servicing retained            0              0            0          1,539
                         --------        -------     --------       --------
    Total loans sold      100,758         81,757      200,220        188,511
Loans originated for
 portfolio;
  Mortgage loans:
  One-to-four family       52,734         23,372       97,492         33,454
  Multi-family                420            422          420            714
  Commercial                    0              0          250              0
  Construction loans        4,176             90        8,150            499
Consumer                      631          1,583        2,641          3,074
Commercial business
 lending                      348              0        1,040              0
Other loans                    78            232           78            232
                         --------        -------     --------       --------
    Total loans
     originated
     for portfolio         58,387         25,699      110,071         37,973
Loans purchased:
  Mortgage loans:
  One-to-four family       18,410          1,201       18,838          1,420
   Commercial                   0              0            0              0
                          -------        -------     --------       --------
    Total loans purchased  18,410          1,201       18,838          1,420

Mortgage loan principal
 repayments                30,256         14,724       55,917         25,494
Real estate acquired in
 settlement of loans        2,220          2,148        4,867          4,261
Increase (decrease) in
 other items, net (1)        (634)         2,739           (9)         1,805
                         --------        -------     --------       --------
Net (decrease) increase
 in loans receivable,
 net                     $ 51,375        $17,719     $ 84,417       $ (7,507)
                         ========        =======     ========       ========

----------------------
(1) Includes changes in accrued interest, loans in process, discounts and loan loss reserves.

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary source of funds are deposits, proceeds from loan principal and interest payments and sales of loans, the maturity of and interest income on investment securities, and FHLB advances. The Savings Bank has a credit line available with the Federal Home Loan Bank of San Francisco of 30% of total assets, which, on December 31, 1997 permitted additional advances up to $95.7 million. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The primary investing activity of the Company is the origination of mortgage loans through the Savings Bank. For the quarter ended December 31, 1997, the Savings Bank originated a total of $185 million in loans. This activity was funded primarily by loan sales, retail deposits and FHLB advances. For the quarter ended December 31, 1997 loans sales aggregated $100.8 million and loan principal repayments totaled $30.3 million along with $200.2 million in loan sales and $55.9 million in repayments in the fiscal period to date. FHLB advances increased by $41.5 million.

By regulation, the Savings Bank must maintain liquidity of 4% of deposits and short-term borrowings. Liquidity is measured by cash and readily marketable securities which are not committed, pledged, or required to liquidate specific liabilities. The Savings Bank's average liquidity ratios for December 31, 1997 and 1996 were 10.6% and 11.6%, respectively.

The Savings Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Savings Bank must meet certain specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk-weightings, and other factors. The Savings Bank's actual and required capital amounts and ratios as of December 31, 199 are as follows:

                                           Amount         Percent

             Tangible capital              $60,858         8.63%
             Requirement                    10,576         1.50%
                                           -------        ------
             Excess over requirement        50,282         7.13%


             Core capital                   60,858         8.63%
             Requirement                    21,152         3.00%
                                           -------        ------
             Excess over requirement        39,706         5.63%

             Risk based capital             66,682        14.32%
             Requirement to be "Well
              Capitalized"                  37,257         8.00%
                                           -------        ------
             Excess over requirement       $29,425         6.32%


Management believes that under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

YEAR 2000 ISSUES. In preparation for the information system issues in Year 2000, management has recently engaged a consulting firm to assess the Company's Year 2000 compliance and recommend corrective actions. The total cost of making the Company's information systems Year 2000 compliant cannot be estimated at this time. Management believes, at minimum, the Company will need to make a capital investment in additional software and equipment to address Year 2000 concerns.

SUPPLEMENTAL INFORMATION

                       December 31, 1997  June 30, 1997  December 31, 1996
                       -----------------  -------------  -----------------

Loans serviced for others   $504,018         $530,318         $568,561

Book value per share          $17.85           $17.37           $16.81

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


                                        Provident Financial Holdings, Inc.


February 11, 1998                       /s/ Craig G. Blunden
                                        --------------------------------------
                                        Craig G. Blunden
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

February 11, 1998                       /s/ Brian M. Riley
                                        -------------------------------------
                                        Brian M. Riley
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)