Form 10-Q
period 1998-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 1998-05-14
CIK 1010470

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  . . . . . . . . . . . . . .   March 31, 1998
                                                              --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------------------

                         Commission File Number 0-28304

                       PROVIDENT FINANCIAL HOLDINGS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                                                   33-0704889
-------------------------------                           -------------------
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

                    --------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1)  Yes   X   No
              -----    -----

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:                              As of April 30, 1998
---------------                              --------------------

Common stock, $.01 par value                  4,669,215 shares *

*Includes 351,675 shares held by employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts.

                     PROVIDENT FINANCIAL HOLDINGS, INC.
                              Table of Contents
PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

     Consolidated Statements of Financial Condition
     as of March 31, 1998 and June 30, 1997 . . . . . . . . . . . . . .  1

     Consolidated Statements of Operations
     for the quarter and nine months ended March 31, 1998 and 1997. . .  2

     Consolidated Statement of Changes in Stockholders' Equity
     for the nine months ended March 31, 1998 and 1997. . . . . . . . .  3

     Consolidated Statements of Cash Flows
     for the quarter and nine months ended March 31, 1998 and 1997. . .  4

     Selected Notes to Consolidated Financial Statements. . . . . . . .  5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

     Comparison of Financial Condition at March 31, 1998 and June 30,
     1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

     Comparison of Operating Results for the Quarter and Nine Months
     ended March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . .  7

     Asset Quality. . . . . . . . . . . . . . . . . . . . . . . . . . . 12

     Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . 14

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

     Item 3.   Defaults upon Senior Securities. . . . . . . . . . . . . 16

     Item 4.   Submission of Matters to a Vote of Stockholders. . . . . 16

     Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . 16

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . 16

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

EXHIBIT 27 - FINANCIAL DATA SCHEDULE. . . . . . . . . . . . . . . . . . 18

                    PROVIDENT FINANCIAL HOLDINGS, INC
              Consolidated Statements of Financial Condition
                               (Unaudited)
                           Dollars in Thousands

                                                        March 31,    June 30,
                                                          1998         1997

ASSETS
  Cash                                                 $  19,928   $  10,411
  Overnight Deposits                                       4,300       9,700
  Investment Securities-held to maturity (market
   value $62,962 and $34,425)                             62,966      33,645
  Investment securities-available for sale at fair
   value                                                   1,537         761
  Loans held for investment                              602,034     517,147
  Loans held for sale                                     46,247      19,984
  Accrued interest receivable                              4,351       3,378
  Real estate available for sale                           6,275       5,676
  Federal Home Loan Bank stock - at cost                   5,581       4,879
  Premises and equipment, net                              7,564       6,825
  Prepaid expenses and other assets                        3,767       3,094
                                                       ---------   ---------
          TOTAL ASSETS                                 $ 764,550   $ 615,500
                                                       =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Non-interest bearing deposits                        $   9,782   $   2,335
  Interest-bearing deposits                              553,458     506,424
  Borrowings                                              99,616       6,828
  Accounts Payable and Other Liabilities                  16,885      14,466
                                                       ---------   ---------
     TOTAL LIABILITIES                                   679,741     530,053

  Preferred stock, $.01 par value; authorized
   2,000,000 shares; none issued and outstanding
  Common stock, $.01 par value; authorized 15,000,000
   shares; issued 5,125,215; outstanding 4,669,215 at
   March 31, 1998 and 4,920,215 at June 30, 1997              51       51
  Additional paid-in capital                              50,059   49,842
  Retained earnings                                       45,891   42,070
  Treasury stock at cost (251,000 and 0 shares)           (4,984)     -0-
  Management Recognition Program stock at cost
   (205,000 and 205,000 shares)                           (3,291)  (3,291)
  Unearned ESOP shares at cost (351,675 and 371,964
   shares)                                                (3,517)  (3,720)
  Unrealized gain on securities, net of tax                  600      495
                                                       --------- --------
     TOTAL STOCKHOLDERS' EQUITY                           84,809   85,447
                                                       --------- --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 764,550 $615,500
                                                       ========= ========

                    PROVIDENT FINANCIAL HOLDINGS, INC
                 Consolidated Statements of Operations
                              (Unaudited)
            Dollars in Thousands, Except Earnings Per Share

                                    Three Months ended     Nine Months ended
                                       March  31,               March 31,
                                    1998          1997     1998         1997
Interest Income
  Loans                           $11,947       $9,467    $34,066    $28,471
  Investment Securities             1,057        1,076      2,568      3,259
                                  -------       ------    -------    -------
     Total Interest Income         13,004       10,543     36,634     31,730
Interest Expense
  Deposits                          6,361        5,799     19,086     17,070
  Borrowings                        1,267           98      2,178        317
                                  -------       ------    -------    -------
     Total Interest Expense         7,628        5,897     21,264     17,387

Net Interest Income                 5,376        4,646     15,370     14,343

Provision for Loan Losses             300          250      1,050        954
Net Interest Income after         -------       ------    -------    -------
 provision for loan losses          5,076        4,396     14,320     13,389
Non-Interest Income
  Loan Servicing and Other Fees       660          653      2,271      2,065
  Gains from Sales of Loans           958          651      3,076      2,827
  Other                               392          345      1,042        937
                                  -------       ------    -------    -------
     Total non-interest income      2,010        1,649      6,389      5,829

Non-interest Expenses
  Salaries and employee benefits    3,049        2,401      8,975      8,560
  Premises and occupancy              523          526      1,580      1,547
  SAIF Insurance premiums              84           17        245      3,875
  Telephone                            82           96        285        296
  Other                             1,226        1,099      3,314      3,498
  Total Operating and             -------       ------    -------    -------
   Administrative Expenses          4,964        4,139     14,399     17,776
  Real Estate Operations, net          35          (90)      (311)        (7)
                                  -------       ------    -------    -------
     Total non-interest expenses    4,999        4,049     14,088     17,769

Income Before Taxes                 2,087        1,996      6,621      1,449
Provision for Income Taxes            886          850      2,800        642
                                  -------       ------    -------    -------
     Net Income                   $ 1,201       $1,146    $ 3,821    $   807
                                  =======       ======    =======    =======
Basic Earnings Per Share          $  0.28       $ 0.24    $  0.87    $  0.17
                                  =======       ======    =======    =======
Weighted Average Shares
 Outstanding                    4,317,635    4,730,690  4,411,497  4,732,603
                                =========    ========= ==========  =========
Diluted Earnings Per Share        $  0.27       $ 0.24    $  0.85    $  0.17
                                  =======       ======    =======    =======
Weighted Average Diluted
 Shares                         4,450,198    4,738,277  4,509,141  4,735.095
                                =========    ========= ==========  =========
Return on Assets                     0.66%        0.76%      0.75%      0.18%
Return on Equity                     5.78%        5.34%      6.05%      1.25%

                       PROVIDENT FINANCIAL HOLDINGS, INC
               Consolidated Statements of Stockholders' Equity
                                 (Unaudited)
                              Dollars in Thousands
               For the Nine Months Ended March 31, 1998 and 1997

---------------------------------------------------------------------------------------------------------
                                                                                         Unrealized
                                               Addi-                                     Gain on
                                               tional                          Unearned  Securities
                                       Common  Paid-in   Retained   Treasury   ESOP      Available
                            Shares     Stock   Capital   Earnings    Stock     Shares    For Sale   Total
---------------------------------------------------------------------------------------------------------
Balance at June 30,
 1996                     5,125,215   $51      $49,742    $40,129             ($3,952)           $85,970
Release of ESOP shares                              61                            165                226
Net Income                                                    807                                    807
Purchase of Treasury
 Stock                      (50,000)                                ($825)                         (825)
Unrealized gain on
 securities available
 for sale, net of
 taxes                                                                                     $399      399
                         -------------------------------------------------------------------------------
Balance at March 31,
 1997                    5,075,215    $51    $49,803    $40,936    ($825)    ($3,787)    $399    $86,577
                         ===============================================================================

                                                                                         Unrealized
                                               Addi-                                     Gain on
                                               tional                          Unearned  Securities
                                       Common  Paid-in   Retained   Treasury   ESOP      Available
                            Shares     Stock   Capital   Earnings    Stock     Shares    For Sale   Total
---------------------------------------------------------------------------------------------------------
Balance at June 30,
 1997                      4,920,215    $51    $49,842    $42,070  ($3,291)    ($3,720)    $495  $85,447
Net Income                                                  3,821                                  3,821
Purchase of Treasury
 Stock                      (246,000)                               (4,984)                       (4,984)
Release of ESOP shares                             217                             203               420
Unrealized gain on
 securities available
 for sale, net of taxes
            105       105
                          ----------------------------------------------------
---------------------------
Balance at March 31,
 1998                     4,674,215    $51    $50,059    $45,891  ($8,275)
($3,517)    $600    $84,809

==============================================================================
=

                    PROVIDENT FINANCIAL HOLDINGS, INC
                 Consolidated Statements of Cash Flows
                             (Unaudited)
                         Dollars in Thousands


   Dollars in Thousands              Three Months ended    Nine Months ended
                                         March 31,              March 31,
                                      1998        1997     1998        1997

Cash flows from operating
 activities:
 Net income                         $1,201      $1,146    $3,821       $807
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization        53         275       563        823
   Amortization (accretion) of
    loan fees                         (238)        105      (520)       110
   Accretion of discounts on
    Securities                         (48)       (529)     (162)    (1,363)
   Amortization of Unearned ESOP
    Shares                             150           0       420          0
   Provision for loan losses           300         250     1,050        954
   Provision for losses on real
    estate                               8          29        26        237
   Gain on sale of loans              (958)       (651)   (3,076)    (2,827)
   Increase in accounts payable
    and other liabilities            3,446       1,306     2,419      1,898
   Decrease (increase) in prepaid
    expenses and other assets          499       1,679    (2,348)       460
   Loans originated for sale      (117,910)    (68,439) (328,413)  (238,000)
   Proceeds from sale of loans     105,007      80,245   305,226    268,090
                                  --------     -------  --------   --------
     Net cash provided by (used
      for) operating Activities     (8,490)     15,416   (20,994)    31,189

Cash flows from investing
 activities:
  Net increase in loans
   receivable                      (13,820)    (26,903)  (89,888)   (40,268)
  Maturity of investment
   securities held-to-maturity      18,368      87,314    49,008    230,759
  Purchases of investment
   securities held-to-maturity     (21,478)    (81,801)  (78,943)  (253,884)
  Proceeds from disposal of real
   estate                            1,352       1,419     4,063      5,415
  Purchases of premises and
   equipment, net of sales            (726)        (78)   (1,519)      (527)
  Other                                 69          97       104        627
                                  --------     -------  --------   --------
     Net cash used for investing
      activities                   (16,235)    (19,952) (117,175)   (57,878)
                                  --------     -------  --------   --------
Cash flows from financing
 activities:
  Net increase (decrease) in NOW,
   passbook                         23,822     (14,523)   27,007      1,288
  Net increase in term deposits      5,559      30,311    27,484     21,814
  Repayment of Federal Home Loan
   Bank advances                         0           0         0     (1,750)
  Proceeds from Federal Home Loan
   Bank advances                     6,993           0    92,778          0
   Treasury stock purchases           (386)       (825)   (4,983)      (825)
                                  --------     -------   -------    -------
     Net cash used for financing
      activities                    35,988      14,963   142,286     20,527

     Net increase (decrease) in
      cash and cash equivalents     11,263      10,427     4,117     (6,162)

Cash and cash equivalents at
 beginning of period                12,965      14,242    20,111     30,831
Cash and cash equivalents at end   -------     -------   -------    -------
 of period                         $24,228     $24,669   $24,228    $24,669
                                   =======     =======   =======    =======

Supplemental information:
  Cash paid for interest            $7,870      $6,047   $21,850    $17,350
  Cash paid for income taxes         1,131          43     3,609         48
  Real estate acquired in
   settlement of loans               1,096         778     4,688      5,039

                  PROVIDENT FINANCIAL HOLDINGS, INC.
        SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1998

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

Note 2: Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary restated, to conform to the SFAS No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                     For the Three Months ended    For the Nine Months ended
                             March 31,                     March 31,
                     --------------------------------------------------------
                       1998              1997        1998             1997
                     --------------------------------------------------------

Numerator:
 Net income -
  Numerator for basic
  earnings per share
  and diluted earnings
  per share - income
  available to common
  stockholders        $1,201,000    $1,146,000     $3,821,000    $  807,000
                      ==========    ==========     ==========    ==========

Denominator:
 Denominator for
  basic earnings per
  share - Weighted-
  average shares       4,317,635     4,730,690      4,411,497    4,732,603

 Effect of dilutive
  securities:
  Employee stock
   benefit plans         132,563         7,587         97,644        2,492

                      ----------    ----------     ----------    ----------
  Denominator for
   diluted earnings
   per Share-adjusted
   weighted-average
   shares and assumed
   conversions         4,450,198     4,738,277      4,509,141    4,735,095
                       =========     =========      =========    =========
Basic earnings per
 share                     $0.28         $0.24          $0.87        $0.17

Diluted earnings per
 share                     $0.27         $0.24          $0.85        $0.17

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

The operating results of the Company depend primarily on its net interest income, its non-interest income (principally from mortgage banking activities) and its non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consist of interest paid on deposits and borrowings. Non-interest income is comprised of income from mortgage banking activities, gain on the occasional sale of assets and miscellaneous fees and income. The contribution of mortgage banking activities to the Company's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy. The Company's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses, and other operating costs. The Savings Bank incurred a one-time assessment to recapitalize the Savings Association Insurance Fund ("SAIF") during the quarter ended September 30, 1996. Non-interest expenses related to mortgage banking activities include compensation and benefits, occupancy and equipment expenses, telephone and other operating costs, all of which are related to the volume of loans originated. The Company's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.

Comparison of Financial Condition at March 31, 1998 and June 30, 1997

Total assets increased by $149.1 million, or 24% to $764.6 million at March 31, 1998 from $615.5 million at June 30, 1997. This increase was chiefly the result of an $84.9 million, or 16.4% increase in loans held for investment to $602.0 million at March 31, 1998 from $517.1 million at June 30, 1997 and a $29.3 million, or 87.2% increase in investment securities to $63.0 million at March 31, 1998 from $33.6 million at June 30, 1997. The Company continued its leveraging strategy by directing a larger percentage of loan originations into its portfolio and increasing its investment portfolio. This expansion was funded by an increase in deposits, which rose by $54.5 million, or 10.8%, from $508.8 million at June 30, 1997. Federal Home Loan Bank (FHLB) advances provided the remaining financing with an increase of $92.8 million from June 30, 1997. The Company plans to continue utilizing borrowings from FHLB to fund its loan growth objectives.

Loans held for sale increased $26.2 million, or 131.0%, to $46.2 million at March 31, 1998, from $20.0 million at June 30, 1997. This increase was the result of increased loan demand in the Company's lending territory and the timing of loan sale settlements.

Comparison of Operating Results for the Three and Nine Months ended March 31, 1998 and 1997

The Company's net income for the three months ended March 31, 1998 and 1997 was $1.2 million and $1.1 million, respectively, while for the nine months ended March 31, 1998 and 1997 the Company recorded net income of $3.8 million and $807,000, respectively. The nine month period in 1997 included a special charge of $3.2 million ($1.9 million after tax) for the SAIF recapitalization assessment. Without this special one-time assessment, the Company would have reported net income of $2.7 million for the nine months ended March 31, 1997. Earnings per diluted share were $0.27 per share for the quarter ended March 31, 1998 and $0.85 per diluted share for the nine months ended March 31, 1998. Year-to-year operating results were primarily affected by an increase in net interest income tempered, in part, by increases in other operating and administrative expenses.

The Company's net interest margin decreased to 3.06% for the quarter ended March 31, 1998 as compared to 3.22% for the quarter ended March 31, 1997 due to interest rate compression. Interest rate compression occurs when the spread between the rates paid on deposits and borrowings and the rates received on loans and investments begins to narrow. Net interest income increased $730,000 for the third quarter of 1998, or 15.7%, and $1,027,000 for the 1998 nine month period, or 7.2%, compared to the same periods in 1997 due to the increase in the volume of interest earning assets.

Interest Income. Interest income increased by $2.5 million (23.3%) to $13.0 million for the quarter ended March 31, 1998 from $10.5 million for the similar quarter last year. The average yield on interest earning assets increased to 7.4% for the quarter ended March 31, 1998 from 7.3% for the similar period last year. The average balance of investment securities, interest-bearing deposits and FHLB stock decreased by $7.0 million, or 10.0%, for the quarter ended March 31, 1998 and interest income from these investments decreased by $19,000 compared to the same period last year. The average rate on investment securities rose by 53 basis points to 6.22% for the 1998 quarter compared to 5.69% for the 1997 quarter.

Loan interest income increased by $2.5 million, or 26.0%, to $11.9 million in the quarter ended March 31, 1998, as compared to $9.5 million for the quarter ended March 31, 1997. The majority of this increase was attributable to an increase in the level of loans held for investment and loans held for sale. Beginning in the quarter ended December 31, 1996, management undertook a program to increase the level of portfolio loans through retention of mortgage loan production.

For the nine months ended March 31, 1998, loan interest income rose by $5.6 million, or 19.6%, to $34.1 million from $28.5 million for the nine months ended March 31, 1997. Average loans receivable, including those held for sale, increased to $595.6 million for nine months ended March 31, 1998 as compared to $490.5 million for the nine months ended March 31, 1997, while the yield declined to 7.63% from 7.74%, respectively. The average balance of investment securities, interest-bearing deposits, and FHLB stock decreased by $22.3 million, or 28.4%, to $56.2 million as the result of the loan portfolio growth. The interest income from those investments decreased $691,000 or 21.2%, to $2.6 million in the nine months ended March 31, 1998. The average yield on investment securities held to maturity increased 54 basis points to 6.20% in the nine months ended March 31, 1998 compared to 5.66% for the nine months ended March 31, 1997, due to a lengthening of the term of new investments.

Interest Expense. Interest expense for the quarter ended March 31, 1998 was $7.6 million as compared to $5.9 million for the comparable period in 1997, an increase of $1.7 million, or 29.3%. Interest expense for the nine months ended March 31, 1998 totaled $21.3 million as compared to $17.4 million for the similar period one year ago, an increase of $3.9 million, or 22.4%. These increases are attributable to an increase in average interest-bearing liabilities, particularly FHLB advances. Average deposits increased by $42.5 million, or 8.5%, during the quarter compared to the prior year and $42.6 million, or 8.7%, for the nine months. The rate paid on deposits increased to 4.8% during the quarter ended March 31, 1998 from 4.75% during the similar quarter in 1997 and to 4.82% from 4.69% during the respective nine month periods. FHLB advances averaged $88.5 million during the quarter ended March 31, 1998 compared to $6.8 million for the quarter ended March 31, 1997 and $50.0 million compared to $7.2 million during the respective nine month periods. The volume increase on FHLB advances resulted in a $1.17 million or 1,192%, increase in related interest expense for the quarter compared to the prior year and a $1.86 million, or 585.4%, increase for the nine month period. The average rate paid on these advances decreased to 5.8% for the quarter ended March 31, 1998 from 5.82% in the same quarter in 1997 and declined to 5.78% for the nine months ended March 31, 1998 from 5.88% for the same period in 1997.


The following tables provide additional comparative data on the Company's average balances and rate/volume changes.


                                           Three months Ended                  Three Months Ended
                                                3/31/98                               3/31/97
                                    -------------------------------------------------------------------
                                      Average                 Average       Average               Average
                                      Balance    Interest    Yield/Cost     Balance   Interest
Yield/Cost
Interest-earning assets:
 Loans receivable, net (1).......    $633,902    $11,947       7.54 %       $500,755   $9,467     7.56%
 Investment securities...........      60,462        939       6.22           61,536      875     5.69
 FHLB Stock......................       5,143         74       5.78            4,784       76     6.39
 Interest-bearing deposits.......       3,743         43       4.64           10,037      125     5.00
                                     --------    -------       ----         --------  -------     ----
   Total interest-earning assets.     703,250     13,004       7.40          577,112   10,543     7.31
   Non-interest earning assets...      27,990                                 25,770
                                     --------                               --------
Total Assets                         $731,240                               $602,882
Interest-bearing liabilities:        ========                               ========
 Passbook accounts ..............     $49,546        264       2.16 %        $47,333      310     2.66%
 Demand and NOW accounts.........     117,654        851       2.93          110,890      885     3.24
 Certificate accounts............     370,352      5,246       5.75          336,846    4,604     5.54
                                     --------    -------       ----         --------  -------     ----
Total Deposits                        537,552      6,361       4.80          495,069    5,799     4.75
FHLB Advances....................      88,452      1,265       5.80            6,828       98     5.82
Other borrowings.................         205          2       5.14                0        0        0
                                     --------    -------       ----         --------  -------     ----
Total interest-bearing liabilities    626,208      7,628       4.94          501,897    5,897     4.77
Non-interest bearing liabilities.      21,908                                 15,063
                                     --------                               --------
Total liabilities................     648,117                                516,960
                                     --------                               --------
Retained Earnings................      83,123                                 85,922
Total liabilities and                --------                               --------
 retained earnings...............    $731,240                               $602,882
                                     ========                               ========
Net interest income..............                $ 5,376                               $4,646
                                                 =======                               ======
Interest rate spread (2).........                              2.46 %                             2.54%
Net interest margin (3)..........                              3.06 %                             3.22%
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities....      112.30%                                114.99%
Return on Assets                                               0.66 %                             0.76%
Return on Equity                                               5.78 %                             5.34%

                                            Nine Months Ended                   Nine Months Ended
                                                3/31/98                               3/31/97
                                      -------------------------------------------------------------------
                                      Average                 Average       Average               Average
                                      Balance    Interest    Yield/Cost     Balance   Interest
Yield/Cost
Interest-earning assets:
 Loans receivable, net (1).......    $595,623    $34,066       7.63 %       $490,480  $28,471     7.74%
 Investment securities...........      46,003      2,139       6.20           58,509    2,484     5.66
 FHLB Stock......................       5,029        229       6.06            4,712      219     6.20
 Interest-bearing deposits.......       5,132        200       5.21           15,226      556     4.87
                                     --------    -------       ----         --------  -------     ----
   Total interest-earning assets.     651,787     36,634       7.49          568,927   31,730     7.44
   Non-interest earning assets...      25,958                                 24,998
                                     --------                               --------
Total Assets                         $677,745                               $593,925
Interest-bearing liabilities:        ========                               ========
 Passbook accounts ..............     $46,818        936       2.66 %        $50,664    1,048     2.75%
 Demand and NOW accounts.........     115,935      2,643       3.04          110,291    2,822     3.41
 Certificate accounts............     364,470     15,506       5.67          323,693   13,200     5.43
                                     --------    -------       ----         --------  -------     ----
Total Deposits                        527,223     19,085       4.82          484,648   17,070     4.69
FHLB Advances....................      49,987      2,173       5.78            7,188      317     5.88
Other borrowings.................         141          6       5.14                0        0
                                     --------    -------       ----         --------  -------     ----
Total interest-bearing liabilities    677,351     21,264       4.91          491,836   17,387     4.71
Non-interest bearing liabilities.      16,234                                 16,290
                                     --------                               --------
Total liabilities................     593,585                                580,126
                                     --------                               --------
Retained Earnings................      84,160                                 85,799
                                     --------                               --------
Total liabilities and
 retained earnings...............    $677,745                               $593,925
                                     ========                               ========
Net interest income..............                $15,370                              $14,343
                                                 =======                              =======
Interest rate spread (2).........                              2.59 %                             2.73%
Net interest margin (3)..........                              3.14 %                             3.36%
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities....      112.89%                                115.67%
Return on Assets                                               0.75 %                             0.18%
Return on Equity                                               6.05 %                             1.25%
----------------------------------------------------------------------------------------------------
(1)  Includes loans available for sale
(2)  Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities
(3)  Represents net interest income before provision for loan losses as a percentage of average interest-
     earning assets.

                                  Three Months Ended March 31, 1998
                             Compared to Three Months Ended March 31, 1997
                                     Increase (Decrease) Due to:
                                     ---------------------------
                                                       Rate/
                                    Rate    Volume     Volume     Net
Interest income:
  Loans receivable (1)             $(29)    $2,517      $(8)     $2,480
  Investment securities              81        (15)      (1)         65
  FHLB stock                         (7)         6       (1)         (2)
  Interest-bearing deposits          (9)       (79)       6         (82)
     Total net change in change    ----     ------     ----      ------
      on interest-earning assets     36      2,429       (4)      2,461

Interest-bearing liabilities:
  Passbook accounts                 (58)        15       (3)        (46)
  Demand and NOW accounts           (84)        55       (5)        (34)
  Certificate accounts              170        455       17         642
  FHLB advances                      (0)     1,171       (4)      1,167
  Other borrowings                    0          0        2           2
  Total net change in expense on   ----     ------     ----      ------
   interest-bearing liabilities      28      1,696        7       1,731
Net change in net interest         ----     ------     ----      ------
 income                            $  8     $  733     $(11)     $  730
                                   ====     ======     ====      ======

(1) Includes loans available for sale.  For purposes of calculating volume,
    rate and rate/volume variances, non-accrual loans   were included in the
    weighted average balance outstanding.

                                   Nine Months Ended March 31, 1998
                             Compared to Nine Months Ended March 31, 1997
                                     Increase (Decrease) Due to:
                                     ---------------------------
                                                       Rate/
                                    Rate    Volume     Volume     Net
Interest income:
  Loans receivable (1)            $(418)    $6,103     $(90)     $5,595
  Investment securities             236       (531)     (50)       (345)
  FHLB stock                         (5)        15        0          10
  Interest-bearing deposits          39       (369)     (26)       (356)
    Total net change in change    -----     ------     ----      ------
     on interest-earning assets   (148)      5,218     (166)      4,904
Interest-bearing liabilities:
  Passbook accounts                (34)        (81)       3        (112)
  Demand and NOW accounts         (307)        144      (16)       (179)
  Certificate accounts             570       1,664       72       2,306
  FHLB advances                     (5)      1,893      (32)      1,856
  Other borrowings                   0           0        6           6
    Total net change in expense   ----      ------    -----      ------
     on interest-bearing
     liabilities                   224       3,620       33       3,877
    Net Change in net interest   -----      ------    -----      ------
    income                       $(372)     $1,598    $(199)     $1,027
                                 =====      ======    =====      ======

(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding

Provision for Loan Losses. The provision for loan losses was $300,000 for the quarter and $1,050,000 for the nine months ended March 31, 1998, as compared to $250,000 and $954,000, respectively, for the same periods in 1997. At March 31, 1998, loan loss reserves as a percentage of gross loans receivable was 1.02% as compared to 1.07% at March 31, 1997. With the recent improvement in the Southern California economy and its housing market, the Company intends to allow its loan loss reserve to decrease below 1% of gross loans. Net charge-offs fell to 5 basis points of average loans during the nine months, down from 30 basis points in the same period last year.

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

The following tables are provided to disclose additional detail on the Company's allowance for loan losses and asset quality (dollars in thousands):

                                            For the Nine Months Ended
                                        March 31, 1998      March 31, 1997
                                        --------------      --------------
Allowance at beginning of period           $5,465                $5,452
Provision for loan losses                   1,050                   954

Recoveries:
Mortgage Loans:
  One-to-four family                           11                    11
  Multi-family                                191                    51
  Commercial                                    -                    38
  Construction                                  -                     -
  Consumer loans                               19                     -
  Commercial Business Lending                   -                     -
  Other loans                                   -                     -
                                            -----                ------
  Total recoveries                            221                   100
Charge-offs:
Mortgage Loans:
  One-to-four family                          (85)                 (285)
  Multi-family                                 (2)                 (610)
  Commercial                                 (253)                 (309)
  Construction                                  -                     -
Consumer loans                                (85)                    -
Commercial business lending                     -                     -
Other loans                                     -                    (2)
                                            -----                ------
  Total charge-offs                          (425)               (1,206)
  Net charge-offs                            (204)               (1,106)
                                            -----                ------
  Balance at end of period                 $6,311                $5,300
Allowance for loan losses as a             ======                ======
 percentage of gross loans outstanding
 at the end of the period                    1.02%                 1.07%
Net charge-offs as a percentage of
 average loans
  Outstanding during the period             (0.05)%               (0.30)%
Allowance for loan losses as a
 percentage of non-performing loans
 at the end of the period                  130.99%               102.40%

Asset Quality. The following tables are provided to disclose additional details on asset quality (dollars in thousands):

                                    March 31, 1998          June 30, 1997
                                    --------------          -------------

Loans accounted for on a non-
 accrual basis:
 Mortgage Loans:
   One-to-four family                   $1,929                  $3,667
   Multi-family                              -                   1,176
   Commercial                            2,770                     979
   Construction                              -                       -
Consumer Loans                              74                     150
Commercial business lending                  -                       -
Other loans                                  -                       -
                                        ------                  ------
   Total                                 4,773                     150

Accruing loans which are contractually
 past due 90 days or more:
 Mortgage Loans:
   One-to-four family                        -                     268
   Multi-family                              -                       -
   Commercial                                -                       -
   Construction                              -                       -
Consumer Loans                              45                       9
Commercial Business Lending                  -                       -
Other Loans                                  -                       -
                                        ------                  ------
   Total                                    45                     277

Total of nonaccrual and 90 days past
 due loans:                              4,818                   6,249
Real estate owned                        3,454                   2,636
                                        ------                  ------
   Total non-performing assets:         $8,272                  $8,885
                                        ======                  ======
Restructured loans                      $1,990                  $4,910
                                        ======                  ======
Non-accrual and 90 days or more past
 due loans as a percentage of
 portfolio loans receivable, net          0.80%                   1.21%
Non-accrual and 90 days or more past
 due loans as a percentage of total
 assets                                   0.63%                   1.02%
Non-performing assets as a percentage
 of total assets                          1.08%                   1.44%

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

Non-interest Income. Non-interest income increased by $361,000, or 21.9% ,to $2.0 million in the third quarter of fiscal 1998 from $1.6 million in the third quarter of fiscal 1997. For the nine month period ending March 31, 1998, non-interest income increased by $560,000, or 9.6%, to $6.4 million, as compared to the same period in 1997. Part of this increase in the nine month period was a result of increases in loan servicing and other fees. The other significant component was gains from the sales of loans which increased by $249,000, or 8.8%, to $3.1 million during the nine months ended March 31, 1998. This was due to an increase of $37.1 million in the aggregate amount of loans sold during the period as compared to the same period last year.

Non-interest Expenses. Non-interest expenses increased by $1.0 million during the quarter to $5.0 million from $4.0 million in the same period last year. Non-interest expenses decreased to $14.1 million, or 20.7%, for the nine months ending March 31, 1998 from $17.8 million for the same period in 1997. This decrease was due to the SAIF assessment of $3.2 million in the prior nine month period.

Income taxes.   Income tax expense was $886,000 for the quarter versus
$850,000 for the same quarter of 1997, while the nine month numbers were $2.8 million for fiscal 1998 versus $642,000 for fiscal 1997. The resulting effective tax rates for the quarters ended March 31, 1998 and 1997 were 42.5% and 42.6% and the nine month ratios were 42.3% and 44.3% respectively.

Loan Origination Volumes. The following table is provided to disclose additional detail related to the volume of loans originated (dollars in thousands):
                           For the Quarter Ended    For the Nine Months Ended
                               March 31,                    March 31,
                             1998        1997         1998             1997
                             ----        ----         ----             ----
Loans originated for sale
  Retail originations      $46,917    $27,363       $130,070         $95,187
  Wholesale originations    74,756     41,044        208,124         142,781
    Total loans originated -------    -------       --------         -------
     for sale              121,673     68,407        338,194         237,968

Loans sold:
  Servicing released       105,007     78,790        305,226         265,762
  Servicing retained           127          0            365           1,539
                           -------    -------       --------         -------
    Total loans sold       105,134     78,790        305,591         267,301
Loans originated for
 portfolio;
  Mortgage loans:
  One-to-four family        40,655     38,271        138,147          71,725
  Multi-family                 500        202            920             916
  Commercial                     0          0            250               0
  Construction loans         3,404        168         11,554             667
Consumer                     1,465      1,854          4,106           4,928
Commercial business
 lending                     1,434          0          2,474               0
Other loans                      0          0             78             232
    Total loans originated -------    -------       --------         -------
     for portfolio          47,458     40,495        157,529          78,468
Loans purchased:
  Mortgage loans:
  One-to-four family           162        571         19,000           1,991
  Commercial                     0          0              0               0
                           -------    -------       --------         -------
    Total loans purchased      162        571         19,000           1,991
Mortgage loan principal
 repayments                 34,622     17,370         90,539          42,864
Real estate acquired in
 settlement of loans         1,155        778          6,021           5,039
(Decrease) increase in
 other items, net (1)       (1,650)     2,111         (1,423)          3,916
Net increase in loans      -------    -------       --------          ------
 receivable, net           $26,732    $14,646       $111,149          $7,139
                           =======    =======       ========          ======

(1) Includes changes in accrued interest, loans in process, discounts and loan loss reserves.

Liquidity and Capital Resources. The Company's primary source of funds are deposits, proceeds from loan principal and interest payments and sales of loans, the maturity of and interest income on investment securities, and FHLB advances. The Savings Bank has a credit line available with the Federal Home Loan Bank of San Francisco of 30% of total assets, which, on March 31, 1998 permitted additional advances up to $129.7 million. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The primary investing activity of the Company is the origination of mortgage loans through the Savings Bank. For the quarter ended March 31, 1998, the Savings Bank originated a total of $169.3 million in loans and $514.7 million for fiscal year to date. This activity was funded primarily by loan sales, retail deposits and FHLB advances. For the quarter ended March 31, 1998 loans sales aggregated $105.1 million and loan principal repayments totaled $34.6 million along with $305.6 million in loan sales and $90.5 million in repayments in the fiscal period to date. FHLB advances increased by $92.8 million for the fiscal period to date.

By regulation, the Savings Bank must maintain liquidity of 4% of deposits and short-term borrowings. Liquidity is measured by cash and readily marketable securities which are not committed, pledged, or required to liquidate specific liabilities. The Savings Bank's average liquidity ratios for March 31, 1998 and 1997 were 10.41% and 12.09%, respectively.

The Savings Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Savings Bank must meet certain specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk-weightings, and other factors. The Savings Bank's actual and required capital amounts and ratios as of March 31, 1998 are as follows:

                                                        Amount     Percent

Tangible capital                                       $63,331       8.44%
Requirement                                             11,259       1.50%
                                                       -------       ----
Excess over requirement                                $52,072       6.94%

Core capital                                           $63,331       8.44%
Requirement                                             22,518       3.00%
                                                       -------       ----
Excess over requirement                                $40,813       5.44%

Risk based capital                                     $69,266      14.59%
Requirement to be "Well Capitalized"                    37,978       8.00%
                                                       -------      -----
Excess over requirement                                $31,288       6.59%

Management believes that under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

Year 2000 issues. In preparation for information system issues in the Year 2000, the Company has completed an assessment of its internal Year 2000 exposure. To bring the Company's systems into compliance, the Company will be replacing its primary software operating systems. Initial estimates for the conversion total $1.8 million for software and equipment and $100,000 for non-recurring consulting and project management. Supplemental Information

                             March 31, 1998   June 30, 1997   March 31, 1997
                             --------------   -------------   --------------

Loans serviced for others       $465,928         $530,318        $551,342

Book value per share            $  18.16         $  17.37        $  17.06

Certain matters discussed in this Form 10-Q may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company's mission and vision. These forward looking statements are based upon current management expectations, and may therefore involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, the general business environment, the California real estate market, competitive conditions among bank and non-bank financial services providers, regulatory changes, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

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

                                 Provident Financial Holdings, Inc.



April 30, 1998                   /s/ Craig G. Blunden
                                 --------------------------------------------
                                 Craig G. Blunden
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


April 30, 1998                   /s/ Brian M. Riley
                                 --------------------------------------------
                                 Brian M. Riley
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)