Form 10-K405
period 1998-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 1998-09-28
CIK 1010470

United States

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended June 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 0-28304

                    PROVIDENT FINANCIAL HOLDINGS, INC.
                    ----------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                      33-0704889
---------------------------------------------              ----------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                             I.D. Number)

3756 Central Avenue, Riverside, California                       92506
---------------------------------------------              ----------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   (909) 686-6060
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:

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
                                                   ---     ---
      Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

As of September 15, 1998, there were issued and outstanding 4,625,414 shares of the Registrant's Common Stock. The Registrant's voting stock is listed on the NASDAQ National Market under the symbol "PROV." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the NASDAQ National Market on September 15, 1998, was $66,243,996.

                      DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1998 ("Annual Report") (Part II).

      2. Portions of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders ("Proxy Statement") (Part III).

                                    PART I

ITEM 1.  BUSINESS
-----------------

GENERAL
      Provident Financial Holdings, Inc. ("Provident Financial" or the "Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At June 30, 1998, the Corporation had total assets of $816.2 million, total deposits of $583.0 million and stockholders' equity of $86.7 million. Provident Financial has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiaries.

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

      The Savings Bank's business consists of both traditional savings and loan and mortgage banking operations. The savings and loan operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in one- to four-family mortgage loans and, to a lesser extent, in multi-family, commercial real estate, construction, consumer and other loans. The mortgage banking activities consist of the origination and sale of mortgage loans secured by one- to four-family residences and the servicing of such loans for others. The Savings Bank has recently begun offering business loans and other business banking services. The Savings Bank's revenues are derived principally from interest on its mortgage loan portfolio and fees generated through its mortgage banking activities.

RECENT DEVELOPMENTS
      On March 27, 1998 Provident Savings Bank consummated the purchase of the Blythe, California branch of Bank of America. The assets acquired in the transaction totaled $16.4 million, of which $15.8 million was cash, and the liabilities assumed were $16.4 million in deposits.

MARKET AREA
      The Savings Bank is headquartered in Riverside, California and operates eight additional full-service offices in Riverside County and one in San Bernardino County. Management considers Riverside and western San Bernardino Counties to be the Savings Bank's primary market for deposits. Through the operations of its Profed Mortgage division, the Savings Bank has expanded its retail lending market to include a larger portion of southern California and southern Nevada. Profed Mortgage's loan production offices include wholesale loan departments through which the Savings Bank maintains a network of loan correspondents. Most of the Savings Bank's business is conducted in the communities surrounding the Savings Bank's full-service branches and loan production offices.

      The large geographic area encompassing Riverside and San Bernardino Counties is referred to as the "Inland Empire" due to a combination of the large volume of economic activity, the large population and the extremely rapid economic and demographic growth that occurred during the 1980s. According to 1995 population estimates, San Bernardino and Riverside Counties have the fourth and sixth largest county populations in California, respectively. The Savings Bank's market area consists primarily of suburban and urban communities. Western Riverside and San Bernardino Counties are relatively densely populated and are within the greater Los Angeles metropolitan area. Military spending cuts have had a negative impact on the economy and the labor force in the market area, as much of Southern California's economic growth was tied to growth in the aerospace and other defense-related industries. As the Inland Empire is widely believed to be entering a period of recovery from the recessionary trends that have prevailed in Southern California over the past several years, unemployment remains above the national average but is improving. The recession in Southern California resulted in an over-supply of commercial, multi-family and residential properties but real estate values appear to be rising. The Savings Bank faces intense competition for deposits and loan originations. See "-- Competition."

LENDING ACTIVITIES
      GENERAL. The principal lending activity of the Savings Bank is the origination of conventional, Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgage loans secured by one- to four-family residential properties. To a lesser extent, the Savings Bank also originates multi-family, commercial real estate, construction, consumer and other loans for its portfolio. The Savings Bank's net loans receivable totaled approximately $620.1 million at June 30, 1998, representing approximately 76.0% of consolidated total assets. This compares to $517.1 million, or 84.0% of consolidated total assets, at June 30, 1997. Following the Savings Bank's conversion to a stock company and the subsequent increase in capital, the Savings Bank began to retain a larger portion of its mortgage loan production. The Savings Bank believes that this strategy will enable it to leverage the new capital and provide a higher return on equity in the future.


        LOAN PORTFOLIO ANALYSIS.  The following table sets forth the composition of the Savings Bank's loan portfolio at the dates indicated.
                                                       At June 30,
                                                       -----------
                         1998            1997             1996              1995             1994
                         ----            ----             ----              ----             ----
                    Amount  Percent Amount  Percent  Amount   Percent  Amount   Percent  Amount  Percent
                    ------  ------- ------  -------  ------   -------  ------   -------  ------  -------
                                                               (In Thousands)
Mortgage Loans:
  One-to four-
   family........ $507,194  80.08% $402,296  76.41% $327,490  70.77%  $345,034  71.59% $277,986  64.94%
  Multi-family...   46,635   7.36    52,564   9.98    54,427  11.76     53,531  11.11    63,719  14.88
  Commercial.....   42,696   6.74    47,887   9.09    54,813  11.84     61,518  12.76    63,659  14.87
  Construction...   13,746   2.17     5,778   1.10    10,222   2.21      5,938   1.23     4,324   1.01
                   ------- ------   ------- ------   ------- ------    ------- ------   ------- ------
  Total Mortgage
   loans.........  610,273  96.35   508,525  96.58   446,952  96.58    466,021  96.69   409,688  95.70
Consumer loans...   19,824   3.13    16,749   3.18    15,497   3.35     15,830   3.28    18,177   4.25

Commercial business
 loans...........    2,819   0.45       991   0.19         0   0.00          0   0.00         0   0.00

Other loans .....      422   0.07       289   0.05       332   0.07        137   0.03       218   0.05
                   ------- ------   ------- ------   ------- ------    ------- ------   ------- ------
  Total loans
    receivable...  633,336 100.00%  526,554 100.00%  462,781 100.00%   481,988 100.00%  428,083 100.00%
                   ------- ======   ------- ======   ------- ======    ------- ======   ------- ======
Loans in process.    7,320            3,695            3,694             4,121            3,324

Deferred loan fees    (298)             247              690             1,239            1,268

Allowance for loan
 losses..........    6,186            5,465            5,452             5,085            3,332
                  --------         --------         --------          --------         --------
  Total loans
   receivable,
   net.....       $620,128         $517,147         $452,945          $471,543         $420,159
                  ========         ========         ========          ========         ========
Loans held for
 sale .....        $67,248          $19,984          $49,612           $34,489          $83,049
                   =======          =======          =======           =======          =======

                                                        2

      MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at June 30, 1998, regarding the dollar amount of principal repayments becoming contractually due during the periods indicated for loans held in the Savings Bank's portfolio. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments, which significantly shorten the average life of loan portfolios and may cause the Savings Bank's actual repayment experience to differ from that shown below.

                                 After
                                 One     After     After
                                 Year    3 Years   5 years
                          Within Through Through   Through
                          One      3      5         10    Beyond
                          Year   Years   Years     Years  10 Years   Total
                          ----   -----   -----     -----  --------   -----
  Mortgage loans:
   One-to four-family.   $2,835  $3,794  $3,693    $2,909 $493,963  $507,194
   Multifamily........      102      35     517       445   45,536    46,635
   Commercial ........       43     645     479     1,167   40,362    42,696
   Construction.......    2,641     399      --       --    10,706    13,746
  Consumer loans......       15     769   3,100    6,206     9,734    19,824
  Commercial business
   loans..............    1,551     770     498       --        --     2,819
  Other loans ........       60     251      47       --        64       422
                         ------  ------  ------  -------  --------  --------
    Total loans
     receivable.......   $7,247  $6,663  $8,334  $10,727  $600,365  $633,336
                         ======  ======  ======  =======  ========  ========


      The following table sets forth the dollar amount of all loans held in the Savings Bank's portfolio due after June 30, 1999 which have fixed interest rates and have floating or adjustable interest rates.

                                                      Floating or
                                                      Adjustable
                                         Fixed-Rates     Rates
                                         -----------  -----------
                                             (In Thousands)
     Mortgage loans:
      One-to four-family...............     $39,002    $465,357
      Multifamily .....................       1,042      45,491
      Commercial.......................       2,684      39,969
     Construction......................         399      10,706
     Consumer loans....................       8,242      11,566
     Commercial Business Lending.......        4372         896
     Other loans.......................          --         362
                                            -------    --------
              Total loans receivable...     $51,742    $574,347
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

      ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The Savings Bank's primary focus in lending is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in the communities where the Savings Bank has established full service branches and loan production offices. At June 30, 1998, $507.2 million, or 80.1% of the Savings Bank's loan portfolio consisted of permanent loans on one- to four-family residences.

      Since 1989, the Savings Bank has emphasized its mortgage banking activities and has sold most of the residential mortgage loans that it has originated. See "-- Mortgage Banking Activities." A portion of the ARM loans originated by the Savings Bank are retained in the Savings Bank's loan portfolio to meet the Savings Bank's asset/liability management objectives. One- to four-family loans originated for portfolio increased 73.9% during fiscal 1998 to $195.3 million. At June 30, 1998, adjustable-rate loans comprised 77.5% of the Savings Bank's loan portfolio.

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

      The Savings Bank offers ARM loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Savings Bank meet the underwriting standards of the secondary markets. The Savings Bank offers several ARM products which adjust semi-annually or annually after an initial fixed period ranging from six months to seven years subject to a limitation on the annual increase of 1.0 to 2.0 percentage points and an overall limitation of 3.0 to 6.0 percentage points. Certain ARM loans are originated with an option to convert the loan to a 30-year fixed-rate loan at the then prevailing market interest rate. The ARM loans in the Savings Bank's portfolio utilize the COFI, London interbank offered rates ("LIBOR") or the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year ("CMT"), plus a margin of 2.00% to 3.25%. Loans based on the Treasury CMT constitute a majority of the Savings Bank's loan portfolio. The COFI has become dominated by a few large savings institutions and, accordingly, movement in the index is closely tied to the deposit pricing and borrowing cost of those institutions. Currently, the Savings Bank does not originate COFI indexed loans but emphasizes products based on the one-year CMT and LIBOR, which adjust more rapidly than the COFI to changes in interest rates. The majority of the ARM loans being originated for portfolio by the Savings bank at the present time have three, five or seven year fixed periods prior to the first adjustment period. Loans of this type have an inherent interest rate risk if rates should rise during the initial fixed rate period. As of June 30, 1998, the Savings Bank had $104.3 million in mortgage loans that may be subject to negative amortization. Negative amortization involves a greater risk to the Savings Bank because during a period of high interest rates the loan principal balance may increase above the amount of the original loan up to 115% of the loan amount. However, the Savings Bank believes that the risk of default is reduced by the stability provided by payment schedules and has historically found that its origination of negative amortization loans has not resulted in higher amounts of non-performing loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a given interest rate and competitive environment.

      The retention of ARM loans in the Savings Bank's loan portfolio helps reduce the Savings Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest to be paid by the customer due to increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of re-pricing and the increased required payment from the borrower. Furthermore, because the ARM loans originated by the Savings Bank generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index plus the applicable margin initially used for pricing, these loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow the Savings Bank to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. In addition, because the COFI is a lagging market index, upward adjustments on these loans may occur more slowly than increases in the Savings Bank's cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these considerations, the Savings Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Savings Bank's cost of funds.

      The Savings Bank's present policy generally limits loan amounts to 97% of the appraised value or purchase price of a property, whichever is lower, for conventional loans. Higher loan-to-value ratios are available on certain government-insured programs. The Savings Bank generally requires private mortgage insurance on residential loans with a loan-to-value ratio at origination exceeding 80%.

      MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LENDING. Historically, the Savings Bank has originated loans secured by multi-family residential and commercial real estate. At June 30, 1998, the Savings Bank's loan portfolio included $46.6 million in multi-family real estate loans and $42.7 million in commercial real estate loans, or 7.4% and 6.7%, respectively, of total loans receivable. After 1989, the Savings Bank de-emphasized this type of lending and made multi-family and commercial real estate mortgage loans only on a selective basis. With the improvement in the market and the decline in delinquencies, the Savings Bank has begun to consider loans of this type more extensively. At June 30, 1998, the Savings Bank had 94 multi-family and 117 commercial real estate loans in its portfolio, the largest of which was a multi-family real estate loan with a balance of $3.3 million.

      Multi-family real estate loans originated by the Savings Bank are predominately adjustable rate loans with a term to maturity of 15 years based on a 30-year amortization schedule. Commercial real estate loans originated by the Savings Bank are also predominately adjustable rate loans with a term to maturity of ten years based on a 30-year amortization schedule. Rates on multi-family and commercial ARM loans generally adjust monthly, semi-annually or annually at a specific interval over the COFI, subject to annual payment caps and life-of-loan interest rate caps. At June 30, 1998, $27.9 million, or 59.8%, of the Savings Bank's multi-family loans were secured by five to 36 unit projects, of which $17.3 million, or 37.2 %, were located in Riverside or San Bernardino Counties. The Savings Bank's commercial real estate loan portfolio generally consists of loans secured by small office buildings and small retail centers, substantially all of which are located in Southern California. The Savings Bank originates multi-family and commercial real estate loans in amounts ranging from $200,000 to $1.5 million. At June 30, 1998, the Savings Bank had 20 commercial real estate and multi-family loans with principal balances of over $1 million that totaled $32.8 million. Independent appraisers, engaged by the Savings Bank, perform appraisals on properties that secure multi-family real estate loans. Underwriting of multi-family and commercial loans includes a thorough analysis of the cash flows generated by the real estate to support the debt service and the financial resources, experience, and income level of the borrowers.

      Multi-family and commercial real estate lending affords the Savings Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. At June 30, 1998, approximately $44.2 million, or 94.7 %, of the Savings Bank's multi-family loans and approximately $31.8 million, or 74.5%, of the Savings Bank's commercial real estate loans were secured by properties located in Riverside or San Bernardino County. The decline in real estate values in the early years of this decade were more pronounced with respect to multifamily and commercial real estate. Even though the Savings Bank's multi-family and commercial real estate loans are considered by Management to be seasoned, and there has been an improvement in the market, there can be no assurance that the current market value of the properties securing these loans equals or exceeds the outstanding loan balance. The Savings Bank seeks to minimize the risks posed by multi-family and commercial real estate lending by originating such loans on a selective basis. At June 30, 1998, the Savings Bank had no multi-family real estate loans and one commercial real estate loan with a balance of $422,000 that were 60 to 89 days past due. There were no multi-family real estate loans or commercial real estate loans that were delinquent 90 days or more. See also "REGULATION -- Federal Regulation of Savings Associations -- Loans to One Borrower."

      CONSTRUCTION LENDING. The Savings Bank also originates residential construction loans to individuals to build owner-occupied single family homes. At June 30, 1998, the Savings Bank's construction loan portfolio totaled $13.7 million, or 2.2% of total loans receivable. Occasionally, the Savings Bank makes loans to builders for the construction of small subdivisions. Typically, the Savings Bank requires a specific number of presales prior to the commencement of building in an individual phase of the planned development. With the increased demand for new housing, the Savings Bank is actively seeking construction loans for single family subdivisions. Individual residential construction loans that are not made in conjunction with the granting of permanent financing of the property are for terms of up to 12 months.

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

      CONSUMER AND OTHER LENDING. The Savings Bank originates a variety of consumer loans, including secured second mortgage loans, loans secured by deposit accounts and unsecured loans. Consumer and other lending has traditionally been a small part of the Savings Bank's business. At June 30, 1998, the Savings Bank had $20.2 million, or 3.2% of its total loans receivable in outstanding consumer and other loans.

      COMMERCIAL BUSINESS LENDING. The Savings Bank has created a business banking department in order to diversify its credit risk and increase the average yield and re-pricing speed of its interest-earning assets. As of June 30, 1998, commercial loans totaled $2.8 million, or 0.45% of total loans. These loans represent unsecured lines of credit and term loans secured by business property. The Savings Bank is actively seeking to expand its business banking activities.

MORTGAGE BANKING ACTIVITIES
      GENERAL. Mortgage banking involves the origination and sale of mortgage loans for the purpose of generating income on the sale of loans and fee income. The Savings Bank limits its mortgage banking lending activities to mortgage loans on one- to four-family properties. Mortgage banking generates income primarily from the sale of loans (which may be sold either servicing-retained or servicing-released) and from servicing fees from loans sold on a servicing-retained basis. Given current pricing in the mortgage markets, the Savings Bank generally sells all of its loans on a servicing-released basis to cover the cost of loan origination. Mortgage banking also generates income from origination and loan fees. Generally, the level of loan sale activity and, therefore, its contribution to the Savings Bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the amount of loans originated by the Savings Bank and, thus, the amount of loan sales as well as origination and loan fees earned.

      LOAN SOLICITATION AND PROCESSING. The Savings Bank's mortgage banking operations combine both wholesale and retail loan origination. The Savings Bank's wholesale loan production operation utilizes a network of approximately 400 loan correspondents approved by the Savings Bank who originate and submit loans at a mark-up over the Savings Bank's daily published price. During the years ended June 30, 1998 and 1997, wholesale loan originations accounted for 60.7% and 58.6%, respectively, of loans originated for sale. The Savings Bank maintains a regional wholesale lending office in Rancho Cucamonga, California.

      The Savings Bank's retail loan production operations, which are organized in the Profed Mortgage division of the Savings Bank, utilize loan officers and processors employed by the Savings Bank. The Savings Bank's loan agents generate retail loan originations through referrals from realtors, builders and customers. As of June 30, 1998, Profed Mortgage operated three offices within Savings Bank facilities and seven free standing loan production offices located in Lake Forest, Rancho Cucamonga, Redlands, Riverside, Santa Ana and Torrence in Southern California; and in Las Vegas, Nevada. Normally, the cost of originations from retail operations exceeds the cost of wholesale operations due to the burden of additional employees and greater overhead costs. However, the revenue per mortgage for retail originations is generally higher since a portion of the origination fee mark-up is retained by the Savings Bank. Because wholesale loan production tends to decrease more dramatically than retail loan production during periods of higher interest rates, the Savings Bank is seeking to originate a greater proportion of its loans through its retail operations. Further, the Savings Bank believes that it is better able to attract repeat business and to cross-sell other banking services to borrowers generated from its retail loan production operations.

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

      LOAN COMMITMENTS AND RATE LOCKS. The Savings Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions. Interest rate lock-ins are offered to prospective borrowers for up to a 60 day period. The borrower may lock in the rate at any time from application until the time they wish to close the loan. Occasionally, borrowers obtaining financing on new home developments are offered rate lock-ins up to 120 days from application. The Savings Bank had outstanding commitments to originate loans totaling $45.0 million at June 30, 1998. See Note 15 of Notes to Consolidated Financial Statements contained in Item 8 hereof. When the Savings Bank commits to a borrower to lock in an interest rate there is the risk to the Savings Bank that a rise in market interest rates will reduce the value of the mortgage before it can be closed and sold. To control the interest rate risk caused by mortgage banking activities, the Savings Bank uses forward sales agreements and over-the-counter put options related to mortgage-backed securities. See "-- Mortgage Banking Activities -- Hedging Activities."

      LOAN ORIGINATION AND OTHER FEES. The Savings Bank generally receives origination points and loan fees. Origination points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Savings Bank is generally 1% to 2%. Current accounting standards require points and fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment or sale. The Savings Bank had ($298,000) of net deferred mortgage loan fees at June 30, 1998.

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

      The following table shows the Savings Bank's loan originations, repurchases, sales and principal repayments during the periods indicated.

                                                    Year Ended June 30,
                                               ----------------------------
                                                  1998     1997    1996
                                                  -----    -----   ----
                                                     (In Thousands)
      Loans originated for sale:
        Retail originations.................   $183,702  $129,740  $163,411
        Wholesale originations..............    283,744   183,642   305,756
                                               --------  --------  --------
          Total loans
            originated for sale..............   467,446   313,382   469,167
                                               --------  --------  --------
      Loans sold(1):
        Servicing released...................   424,246   341,471   437,917
        Servicing retained...................       428     1,539    16,127
                                               --------  --------  --------
          Total loans sold...................   424,674   343,010   454,044
                                               --------  --------  --------
      Loans originated for portfolio:
        Mortgage loans:
         One- to four-family ................   195,287   112,310    39,182
         Multi-family........................     2,644       916     4,631
         Commercial..........................       370     1,562        --
         Construction........................    13,786     5,240        90
        Consumer loans.......................    10,760     6,160     3,634
        Commercial business loans ...........     4,179     2,008        --
        Other loans..........................       333       123       197
                                               --------  --------  --------
          Total loans originated for
           portfolio.........................   227,359   128,428    47,734
                                               --------  --------  --------
      Loans purchased:
        Mortgage loans:
         One- to four-family.................    20,065     2,737     1,176
        Mortgage loan principal
         repayments..........................   146,234    60,973    66,379
        Real estate acquired in
         settlement of loans.................     6,932     7,094     3,967
        Increase (decrease) in other
         items, net(2).......................    13,215     1,105     2,838
                                               --------  --------  --------
        Net increase (decrease) in loans
         receivable, net.....................  $150,245  $ 34,575  $ (3,475)
                                               ========  ========  ========

(1) Includes loans swapped for mortgage-backed securities.
(2) Includes net changes in loans in process, discounts on loans and loss reserves.

      Mortgage loans sold to FHLMC and FNMA are sold on a non-recourse basis whereby foreclosure losses are generally the responsibility of the purchasing agency and not the Savings Bank, except in the case of VA loans used to form Government National Mortgage Association ("GNMA") pools, which are subject to limitations on the VA's loan guarantees. Mortgage loans sold to private investors generally have a limited recourse arrangement varying from three to 12 months after the loan is sold.

      Occasionally, the Savings Bank is required to repurchase loans sold to FHLMC, FNMA or private investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in a loan committed fraud. Such loans must be repurchased even though they may be performing. During the years ended June 30, 1998, 1997, and 1996, the Savings Bank repurchased single-family mortgage loans, totaling $3.1 million, $2.7 million, and $1.2 million, respectively. The continued increase in 1998 and 1997 repurchases was largely due to the expansion of FHA/VA mortgage loan production during those years.

      LOAN SERVICING. The Savings Bank receives fees from a variety of institutional mortgage owners in return for performing the traditional services of collecting individual payments. At June 30, 1998, the Savings Bank was servicing $434.7 million of loans for others. The Savings Bank's loan servicing portfolio has decreased in recent years primarily because the Savings Bank has sold a larger portion of its loans on a servicing-released basis. So long as the Savings Bank continues to sell most mortgage loans with servicing released, the size of the mortgage servicing portfolio is expected to decrease. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Savings Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage.

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

      Under forward sales agreements, usually with FNMA, FHLMC or private investors, the Savings Bank is obligated to sell certain dollar amounts of mortgage loans that meet certain underwriting and legal criteria under specific terms before the expiration of the commitment period. These terms include the minimum maturity of loans, the yield to the purchaser, the servicing spread to the Savings Bank (if servicing is retained) and the maximum principal amount of the individual loans. Forward sales of mortgages in the pipeline protect the price of currently processed loans from interest rate fluctuations that may occur from the time the interest rate of the loan is fixed to the time of the sale. The amount of and delivery date of the forward sales commitments is based upon management's estimates as to the volume of loans that will close and the length of the origination commitment. Forward sales do not provide complete interest-rate protection, however, because of the possibility of fallout (i.e., the failure to close) during the origination process. Differences between volume and timing of actual loan originations and management's estimates can expose the Savings Bank to significant losses. If the Savings Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Savings Bank may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices. Similarly, if the Savings Bank has too many loans to deliver, the Savings Bank must sell additional cash forward commitments at current market prices. Generally, the Savings Bank seeks to maintain forward sales agreements equal to the closed loans held in inventory plus a portion of the loans the Savings Bank has rate locked and/or committed to close where the interest rate is fixed and which are projected to close. The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Savings Bank. To the extent that this strategy is not effective, the Savings Bank could have mark-to-market losses in its loans held for sale portfolio. For the year ended June 30, 1998, the Savings Bank had gains of $4.5 million attributable to sales of loans, which included hedging gains or losses. At June 30, 1998, the Savings Bank had outstanding commitments to sell loans totaling $66.0 million. See Note 15 of the Notes to Consolidated Financial Statements.

      In order to reduce the interest rate risk associated with commitments to originate loans that are in excess of forward sales commitments, the Savings Bank purchases over-the-counter options on treasury bonds and/or mortgage-backed securities. At June 30, 1998, the Savings Bank had two option contracts outstanding with a notional value of $3,000,000.

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

       The Board of Directors receives monthly information as to the number and amount of all mortgage loans that are delinquent more than 30 days, the number and amount on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Savings Bank.


The following table sets forth delinquencies in the Savings Bank's loan portfolio as of the dates indicated.

                                                        At June 30,
                   --------------------------------------------------------------------------------------
                               1998                       1997                          1996
                   --------------------------- ----------------------------- ----------------------------
                                      90                            90                           90
                   60 - 89 Days  Days or More   60 - 90 Days   Days or More   60 - 89 Days  Days or More
                   ------------- ------------- -------------- -------------- -------------- -------------
                          Prin-         Prin-          Prin-          Prin-          Prin-          Prin-
                          cipal         cipal          cipal          cipal          cipal          cipal
                          Bal-          Bal-           Bal-           Bal-           Bal-           Bal-
                   Number ance   Number ance    Number ance    Number ance    Number ance    Number ance
                    of     of     of     of      of     of      of     of      of     of      of     of
                   Loans  Loans  Loans  Loans   Loans  Loans   Loans  Loans   Loans  Loans   Loans  Loans
                   -----  -----  -----  -----   -----  -----   -----  -----   -----  -----   -----  -----
                                                   (Dollars in Thousands)
Mortgage loans:
  One-to-four
   -family ......    1    $176     14  $1,700     6    $918     30   $3,227     5    $763      18  $2,874
  Multifamily....   --      --     --      --    --      --      2    1,725    --      --       2     387
  Commercial.....    1     422     --      --     1     465      2      960    --      --      --      --
  Construction...   --      --     --      --    --      --     --       --    --      --      --      --
Commercial
 Business Loans...  --      --     --      --    --      --     --       --    --      --      --      --
Consumer loans...    1       2      2      35     1      14      7      201     3      66       4      30
Other loans......   --       -     --      --    --       -     --       --    --      --      --      --
                    --    ----     --  ------    --  ------     --   ------    --    ----      --  ------
    Total........    3    $600     16  $1,735     8  $1,397     41   $6,113     8    $829      24  $3,291
                     =    ====     ==  ======     =  ======     ==   ======     =    ====      ==  ======

                                                        12

       The following table sets forth information with respect to the Savings Bank's nonperforming assets and restructured loans within the meaning of SFAS No. 15 at the dates indicated (dollars in thousands).

                                                  At June 30,
                                    ---------------------------------------
                                    1998    1997     1996     1995     1994
                                    ----    ----     ----     ----     ----
Loans accounted for on a
 non-accrual basis:
Mortgage loans:
 One-to four-family..........      $1,669  $3,667   $3,511   $1,137   $1,616
 Multi-family................          --   1,176      798      142    2,039
 Commercial..................         245     979(1)    --    1,279      864
Consumer loans...............          18     150      108       --        6
                                   ------  ------   ------   ------   ------
  Total......................       1,932   5,972    4,417    2,558    4,525
                                   ------  ------   ------   ------   ------
Accruing loans which are
contractually past due
90 days or more:
One- to four-family..........          --     268       --       --       --
Consumer.....................          --       9       --       --        1
                                   ------  ------   ------   ------   ------
  Total......................          --     277       --       --        1
                                   ------  ------   ------   ------   ------
Total nonaccrual
 and 90 days or more
 past due loans..............       1,932   6,249    4,417    2,558    4,526

Foreclosed real estate, net..       4,447   2,636    2,711    6,784    4,117
                                   ------  ------   ------   ------   ------
Total nonperforming assets...      $6,379  $8,885   $7,128   $9,342   $8,643
                                   ======  ======   ======   ======   ======
Restructured loans...........      $2,074  $4,910   $4,905   $3,272   $4,015
                                   ======  ======   ======   ======   ======
Nonaccrual and 90 days or more
past due loans as a percentage
of loans receivable, net......       0.31%   1.21%    0.98%    0.54%    1.08%

Nonaccrual and 90 days or more
past due loans as a percentage
of total assets...............       0.24    1.02     0.76     0.45     0.78

Nonperforming assets as a
percentage of total assets....       0.78    1.44     1.22     1.65     1.49
--------------
 (1) Includes two restructured loans totaling $835.

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

      Interest income, which would have been recorded for the year ended June 30, 1998 had nonaccruing loans been current in accordance with their original terms, amounted to approximately $899. The amount of interest included in the results of operations on such loans for the year ended June 30, 1998 amounted to approximately $574. Interest income foregone on restructured loans for such periods was not material.

      FORECLOSED AND INVESTMENT REAL ESTATE. Real estate acquired by the Savings Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or market value less cost of sale. Subsequent declines in value are charged to operations. At June 30, 1998, the Savings Bank had $4.4 million, net of allowance for losses of $462,000. Due primarily to continued depressed market conditions for multi-family and commercial properties in Southern California, the Savings Bank established provisions of $326,000 for losses on foreclosed real estate during the year ended June 30, 1998. At June 30, 1998, the Savings Bank's foreclosed real estate was comprised of 21 properties.

      Investment real estate is carried at the lower of cost or fair market value. All costs of anticipated disposition are considered in the determination of fair value. The Savings Bank had $2.5 million of investment real estate, net of reserves at June 30, 1998, all of which was held by a wholly owned subsidiary.

      ASSET CLASSIFICATION. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset, classified as a loss, is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention and monitored by the Savings Bank.

      The aggregate amounts of the Savings Bank's classified assets, including assets designated as special mention, were as follows at the dates indicated (dollars in thousands):

                              At June 30,
                         -------------------
                          1998        1997
                          ----        ----
Doubtful..............   $    --     $    --
Substandard assets....    11,398      13,062
Special mention.......     1,627         489
                         -------     -------
      Total...........   $13,025     $13,551
                         =======     =======
Total classified assets
 as of percentage total
 assets...............      1.60%       2.20%

      As set forth below, as of June 30, 1998, assets classified as substandard and special mention included 56 loans and properties totaling approximately $13.0 million.

                          Number
                            of                  Special
Type of Loan/Property     Loans   Substandard   Mention      Total
---------------------     -----   -----------   -------      -----
                                      (Dollars in Thousands)

One- to four-family....    39      $ 2,900      $  265      $ 3,165
Multi-family...........     2          550         570        1,120
Commercial real estate.     3        3,501         318        3,819
Construction...........     1           --         475          475
Real estate owned......    11        4,447          --        4,447
                          ---      -------      ------       ------
    Total..............    56      $11,398      $1,627      $13,025
                           ==      =======      ======      =======

      Not all of the Savings Bank's classified assets are delinquent or non-performing. In determining whether the Savings Bank's assets expose the Savings Bank to sufficient risk to warrant classification the Savings Bank may consider various factors, including the payment history of the borrower, the loan-to-value ratio, and the debt coverage ratio of the property securing the loan. Upon consideration of these factors, the Savings Bank may determine that the asset in question, though not currently delinquent, presents a risk of loss that requires it to be classified or designated as special mention. In addition, the Savings Bank's loan portfolio includes commercial and multi-family real estate loans with a balance exceeding the current market value of the collateral that are not classified because they are performing and have borrowers who have sufficient resources to support the payment of the loan.

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

      At June 30, 1998, the Savings Bank had an allowance for loan losses of $6.2 million. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

      As a result of past decreases in local and regional real estate values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as a part of the examinations of such institutions by banking regulators. While the Savings Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings

Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Savings Bank's financial condition and results of operations.

      The following table sets forth an analysis of the Savings Bank's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations (dollars in thousands).
                                                Year Ended June 30,
                                     --------------------------------------
                                     1998    1997    1996    1995    1994
                                     ----    ----    ----    ----    ----
       Balance at beginning of
        period....................  $5,465  $5,452  $5,085  $3,332  $3,286
       Recoveries:
       Mortgage loans:
        One- to four-family.......      11      11      16      97      53
        Multi-family..............     191      60     258     145      62
        Commercial................     173      38     315     177       4
        Consumer..................      29      --      --      --      --
        Other loans...............      --      27      --      40      --
                                    ------  ------  ------  ------  ------
          Total recoveries........     404     136     589     459     119
                                    ------  ------  ------  ------  ------
       Charge-offs:
       Mortgage loans:
        One- to four-family.....       187     457     214     772     438
        Multi-family............         2     609     934   1,589   1,112
        Commercial..............       580     309   1,335   1,101     540
        Consumer loans..........       114      --      --      17       3
        Other loans.............        --       2      --      14      13
                                    ------  ------  ------  ------  ------
          Total charge-offs.....       883   1,377   2,483   3,493   2,106
                                    ------  ------  ------  ------  ------
       Net loan charge-offs            479   1,241   1,894   3,034   1,987
       (recoveries).............

       Provision for loan losses     1,200   1,254   2,261   4,787   2,033
                                    ------  ------  ------  ------  ------
       Balance at end of period.    $6,186  $5,465  $5,452  $5,085  $3,332
                                    ======  ======  ======  ======  ======
       Allowance for loan losses as
       a percentage of gross loans
       receivable...............      0.98%   1.04%   1.18%   1.06%   0.78%

       Net loan charge-offs
       (recoveries) as a percentage
       of average loans outstanding
       during the period........      0.10    0.25    0.38    0.62    0.39

       Allowance for loan losses as
       a percentage of nonperforming
       loans at end of period...    320.19   87.45  123.42  198.79   73.62


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

                                                            At June 30,
                         --------------------------------------------------------------------------------
                              1998             1997            1996             1995           1994
                         --------------- ---------------- ---------------- --------------- --------------
                                 % of in          % of in          % of in         % of in        % of in
                                 Each             Each             Each            Each           Each
                                 Cate-            Cate-            Cate-           Cate-          Cate-
                                 gory             gory             gory            gory           gory
                                 To               To               To              To             To
                                 Total            Total            Total           Total          Total
                         Amount  Loans    Amount  Loans    Amount  Loans    Amount Loans   Amount Loans
                         ------  -----    ------  -----    ------  -----    ------ -----   ------ -----
                                                       (Dollars in Thousands)
Mortgage loans:
  One- to four-family.  $   972  80.08%   $   863  76.40%  $  930  70.77%  $  661  71.59%  $  470  64.94
  Multi-family........      854   7.36        935   9.98    1,532  11.76    1,030  11.11    1,140  14.88
  Commercial..........    1,334   6.74      1,542   9.09    2,848  11.84    2,587  12.76    1,271  14.87
  Construction........       20   2.17          7   1.10       28   2.21       13   1.23       25   1.01
Consumer loans........      147   3.13        114   3.18      112   3.35      108   3.28      126   4.25
Commercial business
 loans................       --   0.45         --   0.19       --     --       --     --       --     --
Other loans...........        3   0.07          2   0.06        2   0.07        1   0.03        2   0.05

Unallocated...........    2,856    N/A      2,002    N/A       --    N/A      685    N/A      298    N/A
                        ------- ------    ------- ------   ------ ------   ------ ------   ------ ------
  Total allowance for
   loan losses........  $ 6,186 100.00%   $15,465 100.00%  $5,452 100.00%  $5,085 100.00%  $3,332 100.00%
                        ======= ======    ======= ======   ====== ======   ====== ======   ====== ======

                                                        17

INVESTMENT ACTIVITIES

       Federally chartered savings institutions are permitted under federal and state laws to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper and corporate debt securities. Savings institutions like the Savings Bank are also required to maintain an investment in FHLB stock. In addition, the Savings Bank is required to maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "REGULATION" and "Liquidity and Capital Resources" in Item 7 of this Report. At June 30, 1998, the Savings Bank's regulatory liquidity was 12.83%, which is in excess of the 4.0% required by OTS regulations.

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

       At June 30, 1998, the Corporation's investment securities portfolio totaled $74.0 million at amortized cost and consisted of U.S. Government and federal agency obligations. Only the Corporation's FNMA, FHLMC and REIT investments were available for sale, all other securities were classified as held to maturity.


      The following table sets forth the composition of the Savings Bank's investment portfolio at the dates indicated.

                                                          At June 30,
                        --------------------------------------------------------------------------------
                                   1998                      1997                       1996
                        --------------------------- -------------------------  -------------------------
                                 Esti-                      Esti-                      Esti-
                        Amor-    mated              Amor-   mated              Amor-   mated
                        tized    Market             tized   Market             tized   Market
                        Cost     Value     Percent  Cost    Value     Percent  Cost    Value     Percent
                        ----     -----     -------  ----    -----     -------  ----    -----     -------
                                                   (Dollars in Thousands)
Investment securities
 available for sale(1)  $   521  $ 1,526    0.70%  $    21  $   761    0.06%  $    21  $     -    0.08%
Investment securities
 held to maturity
U.S. Government and
 agency obligations..    73,975   73,884   99.23    32,555   32,570    96.70  $24,973   24,977   92.02
Corporate securities
 (2).................        --       --      --       998    1,000     2.97    2,000    1,992    7.37

Other(3).............        53       64     .07        92       94     .27       145      143    0.53
                        -------  -------  ------   -------  -------  ------   -------  -------  ------
  Total investment
   portfolio.........   $74,549  $75,474  100.00%  $33,666  $34,425  100.00%  $27,139  $27,112  100.00%
                        =======  =======  ======   =======  =======  ======   =======  =======  ======
---------------------
(1) Consists of FHLMC, FNMA and REIT stock
(2) Consists of bankers' acceptances
(3) Consists of mortgage-backed securities.



       The following table sets forth the maturities and weighted average yields of the debt securities in the Savings Bank's securities portfolio at June 30, 1998.

                                    Due in             Due                Due
                                   One Year       After One to           After
                                   or Less          Five Years        Five Years            Total
                               ---------------   ---------------   ----------------   ----------------
                               Amount    Yield   Amount    Yield   Amount     Yield   Amount     Yield
                               ------    -----   ------    -----   ------     -----   ------     -----
                                                           (Dollars in Thousands)
U.S. Government and federal
 agency obligations..........  $11,003   5.75%   $20,977   6.67%   $41,995    6.50%   $73,975    6.43%
Other........................       00   0.00         --     --         53    8.43%        53    8.43
                               -------   ----    -------   ----    -------    ----    -------    ----
Total .......................  $11,003   5.75%   $20,977   6.67%   $42,048    6.50%   $74,028    6.44%
                               =======           =======           =======            =======


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

The Savings Bank currently offers certificates of deposit for terms not exceeding 60 months. As illustrated in the following table, certificates of deposit accounted for 68.6% of the Savings Bank's deposit portfolio at June 30, 1998. The Savings Bank intends to attempt to reduce the overall cost of its deposit portfolio by increasing its consumer checking account base and by expanding into business banking. See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in Item 7 of this Report.

The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 1998.

Weighted                                                             Per-
Average                                                              centage
Interest               Checking and              Minimum             of Total
Rate          Term     Savings Deposits          Amount   Balance    Deposits
----          ----     ----------------          ------   -------    --------
                                                      (In Thousands)

2.98           N/A     Savings Accounts           $10      62,201     10.87

1.57           N/A     NOW Accounts                --      45,861      8.02

4.27           N/A     Money Market Accounts       --      71,493     12.49

                       Certificates of Deposit
                       -----------------------
4.97  18-36 Months     Variable CD              1,000       2,825       .49
4.74  90 Days or Less  Fixed term, fixed rate   1,000      36,166      6.32
5.36    6-7 Months     Fixed-term, fixed rate   1,000      40,983      7.16
5.35      9 Months     Fixed-term, fixed rate   1,000      36,516      6.38
5.53        1 Year     Fixed-term, fixed rate   1,000     126,237     22.06
5.69     15 Months     Fixed-term, fixed rate   1,000      72,905     12.74
5.78       2 Years     Fixed-term, fixed rate   1,000      33,892      5.92
5.70       3 Years     Fixed-term, fixed rate   1,000       8,239      1.44
5.43       4 Years     Fixed-term, fixed rate   1,000       1,917       .34
5.80       5 Years     Fixed-term, Compounded
                       Certificate              1,000      31,319      5.47
5.48    Negotiable     Jumbo-negotiable rate  100,000       1,504       .26
5.33    Negotiable     Mini-jumbo              50,000         199       .04
----                                                     --------    ------
4.76%                                                    $572,257    100.00%
                                                         ========    ======
                                       20

      The following table indicates the amount of the Savings Bank's certificates of deposit in amounts of $100,000 or more by time remaining until maturity as of June 30, 1998.

       Maturity Period               Amount
       ---------------               ------
                                 (In Thousands)

Three months or less...........     $19,582
Over three through six months..      17,672
Over six through 12 months.....      32,466
Over 12 months.................      14,497
                                    -------
     Total.....................     $84,217
                                    =======

      DEPOSIT FLOW. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amount of deposits in the various types of accounts offered by the Savings Bank at and between the dates indicated.

                                            At June 30,
                      -------------------------------------------------------
                                1998                         1997
                               Percent                     Percent
                                 of      Increase             of   Increase
                      Amount   Total    (Decrease) Amount   Total  (Decrease)
                      ------   -----    ---------- ------   -----  ----------
Non-interest-bearing. $10,768    1.85%     8,433    $2,335     .46%     $721

NOW checking.........  45,862    7.87%    21,815    24,047    4.73%    3,317

Regular savings
accounts.............  62,201   10.67%    16,303    45,898    9.02%   (6,954)

Money market deposit.  71,493   12.26%   (14,503)   85,996    16.9%    2,898

Fixed-rate
certificates which
mature:
 Within 1 year....... 334,380   57.35%    48,314   286,066   56.23%   35,934

 After 1 year, but
  within 2 years.....  35,910    6.16%      (647)   36,557    7.18%   (4,102)

  After 2 years, but
   within 5 years....  19,586    3.36%    (5,320)   24,906     4.9%   (1,702)

  After 5 years......      --      --       (121)      121    0.02%        9

 Other...............   2,825     .48%        (8)    2,833    0.56%     (736)
                     --------  ------    -------  --------  ------   -------
     Total...........$583,025  100.00%   $74,266  $508,759  100.00%  $29,385
                     --------  ------    =======  ========  ======   =======

      TIME DEPOSITS BY RATES. The following table sets forth the time deposits in the Savings Bank categorized by rates at the dates indicated.

                                                 At June 30
                                   ---------------------------------------
                                      1998          1997          1996
                                      -----         -----         ----
                                               (In Thousands)

       Below 3.00%                 $     184     $     164     $     504

        3.00 - 4.49%                   7,104         3,333         4,617

        4.50 - 5.49%                 175,701       119,452       224,224

        5.50 - 6.49%                 206,938       223,525        79,626

        6.50 - 7.49%                   2,462         3,657        11,537

        Over 7.50%                       312           352           573
                                    --------      --------      --------

           Total                    $392,701      $350,483      $321,081
                                    ========      ========      ========

      TIME DEPOSITS BY MATURITIES. The following table sets forth the amount and maturities of time deposits at June 30, 1998.

                                              Amount Due
                         ----------------------------------------------------
                         Less Than   1-2     2-3     3-4     After
                         One Year    Years   Years   Years   4 Years   Total
                         --------    -----   -----   -----   -------   -----
                                             (In Thousands)

        Below 3.00%.....      182        2      --      --      --       184

        3.00 - 4.49.....    7,104       --      --      --      --     7,104

        4.50 - 5.49%....  164,128    7,516   1,978      45   2,034   175,701

        5.50 - 6.49%....  163,773   27,531   1,742   8,974   4,919   206,939

        6.50 - 7.49%....    1,257    1,203      --      --       3     2,462

        Over 7.50%......      174        5      --     132      --       312
                         --------  -------  ------  ------  ------  --------
             Total...... $336,618  $36,257  $3,720  $9,151  $6,956  $392,702
                         ========  =======  ======  ======  ======  ========

       DEPOSIT ACTIVITY. The following table sets forth the deposit activities of the Savings Bank for the periods indicated.

                                                Year Ended June 30,
                                          -----------------------------
                                           1998       1997        1996
                                           ----       ----        ----
                                                  (In Thousands)

            Beginning balance...........  $508,759  $479,374   $486,585
                                          --------  --------   --------
            Net deposits (withdrawals)
             before interest credited..     52,020     9,128    (28,350)
            Interest credited...........    22,246    20,257     21,139
                                          --------  --------   --------
            Net increase (decrease) in
             deposits...................    74,266    29,385     (7,211)
                                          --------  --------   --------
            Ending balance..............  $583,025  $508,759   $479,374
                                          ========  ========   ========

      BORROWINGS. The FHLB-San Francisco functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, the Savings Bank is required to own capital stock in the FHLB-San Francisco and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Savings Bank utilizes advances from the FHLB-San Francisco as an alternative to retail deposits to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-San Francisco has, from time to time, served as the Savings Bank's primary borrowing source. Advances from the FHLB-San Francisco are typically secured by the Savings Bank's first mortgage loans. At June 30, 1998, the Savings Bank had $132.0 million of borrowings from the FHLB-San Francisco at a weighted average rate of 5.7%. Such borrowings mature between 1998 and 2004. The following tables sets forth certain information regarding borrowings by the Savings Bank at the dates and for the periods indicated:

                                                          At June 30,
                                                   ------------------------
                                                     1998     1997     1996
                                                     ----     ----     ----
       Balance outstanding at end of period:
            FHLB advances......................... $132,114  $6,828   $8,578
                                                   --------  ------   ------
       Weighted average rate paid on:
           FHLB advances..........................     5.70%   5.82%    6.10%

                                                      Year Ended June 30
                                                   ------------------------
                                                     1998     1997     1996
                                                     ----     ----     ----
       Maximum amount of borrowings outstanding
        at any month end:
                                       23
PAGE

            FHLB advances......................... $132,114  $8,578  $25,578

       Approximate average short-term borrowings
        outstanding with respect to:
            FHLB advances.........................  121,500   7,098  $20,354

       Approximate average short-term borrowings
        outstanding with respect to:
            FHLB advances.........................     5.69%   5.87%    6.16%


SUBSIDIARY ACTIVITIES

      Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Savings Bank's investment in its service corporations did not exceed these limits at June 30, 1998.

      The Savings Bank has three wholly owned subsidiaries: Profed Mortgage, Inc., Provident Financial Corp. ("Provident Financial") and First Service Corporation ("First Service"). Provident Financial participated in a number of real estate joint ventures in the 1980s, with the last joint ventures entered into in 1989. The final joint venture was concluded with the sale of the remaining land in July 1995. Provident Financial's current activities include:
(i) acting as trustee for the Savings Bank's real estate transactions, (ii) engaging in annuity sales and providing brokerage services at branch offices of the Savings Bank, (iii) selling property and life insurance, primarily to Savings Bank customers, and (iv) holding real estate for investment. The real estate held for investment by Provident Financial at June 30, 1998 totaled $2.5 million. Profed Mortgage, Inc., which formerly contained the Savings Bank's mortgage banking activities that are currently conducted by the Savings Bank's Profed Mortgage division, and First Service are currently inactive. At June 30, 1998, the Savings Bank's investment in its subsidiaries was $3.8 million.

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

      The Savings Bank, as a member of the FHLB-San Francisco, is required to acquire and hold shares of capital stock in the FHLB-San Francisco in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-San Francisco. The Savings Bank is in compliance with this requirement with an investment in FHLB-San Francisco stock of $6.6 million at June 30, 1998.

      FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the BIF and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

      The Savings Bank's accounts are insured by the SAIF to the maximum extent permitted by law. The Savings Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital --"well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% of insured deposits for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% of insured deposits for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

      Pursuant to the Deposit Insurance Fund ("DIF") Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Savings Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately 0.013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

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

      LIQUIDITY REQUIREMENTS. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" in Item 7 of this Report.

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

      An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly under-capitalized or critically undercapitalized. Immediately upon becoming under-capitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

      At June 30, 1998, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

      Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small business and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets,
(ii) property used by the savings institution to conduct its business, and
(iii) liquid assets up to 20% of the institution's total assets. At June 30, 1998, the qualified thrift investments of the Savings Bank were approximately 95.0% of its portfolio assets.

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

      The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are non-qualifying residential mortgage loan sand that portion of land loans and nonresidential construction loans which do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

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

      At June 30, 1998, the Savings Bank's tier I leverage capital of approximately $64.8 million, or 9.3% of average assets, was $30.0 million in excess of the OTS requirement of $34.8 million, or 5.0% of adjusted total assets. As of such date, the Savings Bank's tier I capital of approximately $64.8 million, or 12.9% of risk weighted assets, was $34.7 million in excess of the OTS requirement of $30.1 million, or 6.0% of risk weighted assets. Finally, at June 30, 1998, the Savings Bank had risk-based capital of approximately $70.9 million or 14.1% of total risk-weighted assets, which was $20.7 million in excess of the OTS risk-based capital requirement of $50.2 million or 10% of risk-weighted assets.

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

      LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1998, the Savings Bank's limit on loans to one borrower was $11.5 million. At June 30, 1998, the Savings Bank's largest aggregate amount of loans to one borrower was $3.9 million.

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

      TAX BAD DEBT RESERVES. For taxable years beginning prior to January 1, 1996, savings institutions such as the Savings Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Savings Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Savings Bank's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Savings Bank's actual loss experience over a period of several years. Each year the Savings Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. The Savings Bank used the experience method bad debt deduction for the taxable year ended June 30, 1996.

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

      Under prior law, if the Savings Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would have been unable to make additions to its bad debt reserve. Instead, the Savings Bank would have been required to deduct bad debts as they occurred and would have additionally been required to recapture its bad debt reserve deductions ratably over a multi-year period. At June 30, 1998, the Savings Bank's total bad debt reserve for tax purposes was approximately $7.7 million. Among other things, the qualifying thrift definitional tests required the Savings Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Savings Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

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

      OTHER MATTERS. The IRS is in the process of reviewing activity for the Savings Bank's tax returns for fiscal years 1994, 1995 and 1996. The California Franchise Tax Board through tax year 1990 has audited the Savings Bank.

STATE TAXATION
      CALIFORNIA. The California franchise tax rate applicable to the Savings Bank equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Savings Bank). At June 30, 1998, the total tax rate was 10.84%. Bad debt deductions are available in computing California franchise taxes using the specific charge-off method. The Savings Bank and its California subsidiaries file California state franchise tax returns on a combined basis. The Corporation will be treated as a general corporation subject to the general corporate tax rate.

      DELAWARE. As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

COMPETITION
       The Savings Bank faces significant competition in its market area in both originating real estate loans and attracting deposits. The rapid population growth in Riverside County has attracted numerous financial institutions to the Savings Bank's market areas, which resulted in competition that has been exacerbated by the recessionary trends that have prevailed in the Savings Bank's market area in the past several years. The Savings Bank's primary competitors are large regional and super-regional commercial banks as well as other community-oriented banks and savings institutions. The Savings Bank also faces competition from credit unions and a large number of mortgage companies that operate within its market area. Many of these institutions are significantly larger than the Savings Bank and therefore have greater financial and marketing resources than the Savings Bank. The Savings Bank's mortgage banking operations also face strong competition from other mortgage bankers and brokers as well as other financial institutions. Such competition may limit the Savings Bank's growth and profitability in the future.

PERSONNEL
       As of June 30, 1998, the Savings Bank had 263 full-time and 83 part-time employees. The employees are not represented by a collective bargaining unit and the Savings Bank believes its relationship with its employees to be good.

YEAR 2000
      The company has undertaken a major project to ensure that its internal operating systems, as well as those of its major customers and suppliers, will be fully capable of processing transactions in the Year 2000 and beyond. The initial phase of the project was to assess and identify all internal business processes requiring modification and to develop comprehensive renovation plans as needed. This phase was largely completed in late 1997. The second phase, expected to be accomplished by the end of 1998, was largely completed in late 1997. The second phase, expected to be accomplished by the end of 1998, will be to execute those renovation plans and begin testing systems by simulating Year 2000 data conditions. Testing and implementation is planned to be completed during the first half of 1999.

      The cost of the project primarily consists of replacement systems and the reallocation of internal resources. The estimated cost of the project is $3.5 million, which includes approximately $2.5 million in replacement equipment and software, $400,000 in equipment write-downs, and $200,000 in outside project management expenses. In addition, the estimated value of internal resources allocated to the Year 2000 project is approximately $400,000. The replacement equipment and software will be capitalized and depreciated in accordance with the Company's normal accounting policies. Beyond the cost described, it is not expected that the Year 2000 project will have any material effect on the Company's results of operations, liquidity or capital resources.

      The risk of Year 2000 processing problems is not completely known. As a participant in the domestic payment system, the Company's Year 2000 preparedness is largely dependent upon the preparedness of other participants in the system including the United States government. The Company does rely on third-party software vendors. The Company is developing contingency plans for its most critical vendors, as well as its internal systems, in the event of failure in the Year 2000.

ITEM 2. PROPERTIES
------------------
       At June 30, 1998, the net book value of the Savings Bank's property (including land and buildings) and its fixtures, furniture and equipment was $7.4 million. The Savings Bank's home office, which is owned by the Savings Bank, is located in Riverside, California. In addition, the Savings Bank has ten branch offices, of which nine are in Riverside County in the cities of Riverside (2), Moreno Valley (3), Hemet, Sun City, Rancho Mirage and Blythe, California and one is in Redlands, California in San Bernardino County. Seven of the Savings Bank's branch offices are owned by the Savings Bank and three are leased. The leases expire in 2000 and 2008. The Savings Bank also has seven separate loan production offices, which are located in Riverside, Rancho Cucamonga, Redlands, Santa Ana, Lake Forest and Torrance, California and Las Vegas, Nevada. All of these offices are leased. The leases expire from 1998 to 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
         MATTERS
         -------
       The information required herein is incorporated by reference from page 39 of the Corporation's Annual Report, which is included herein as Exhibit 13. As of September 15, 1998, there were approximately 1,970 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

       The information required herein is incorporated by reference from pages 4 and 5 of the Corporation's Annual Report. The following table sets forth quarterly financial data.

QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                       1998
                                 --------------------------------------------
                                         Fourth    Third    Second    First
                                 Total   Quarter   Quarter  Quarter   Quarter
                                 -----   -------   -------  -------   -------
(Dollars in Thousands, Except
 per share)

Interest income............     $50,096  $13,461   $13,004  $12,210   $11,421

Interest expense...........      29,417    8,153     7,628    7,169     6,467
                                -------  -------   -------  -------   -------
Net interest income........      20,679    5,308     5,376    5,041     4,954

Noninterest income.........       9,145    2,757     2,010    2,192     2,186

Provision for loan losses..       1,200      150       300      450       300

Noninterest expense........      19,899    5,812     4,999    4,773     4,315
                                -------  -------   -------  -------   -------
Earnings before taxes......       8,725    2,103     2,087    2,010     2,525

Taxes on income............       3,705      904       886      857     1,058
                                -------  -------   -------  -------   -------
Net earnings ..............     $ 5,020  $ 1,199   $ 1,201  $ 1,153     1,467
                                =======  =======   =======  =======   =======
Per common share:
Per share earnings, diluted       $1.11     $.27      $.27     $.25      $.32


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------
       Certain information required herein is incorporated by reference from pages 6 through 11 of the Corporation's Annual Report.

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

                                                        Year Ended June 30,
                           ------------------------------------------------------------------------------
                                     1998                      1997                        1996
                           ------------------------ -------------------------- --------------------------
                                             Average                    Average                   Average
                           Average           Yield/ Average             Yield/ Average             Yield/
                           Balance  Interest Cost   Balance  Interest   Cost   Balance   Interest  Cost
                           -------  -------- ----   -------  --------   ----   -------   --------  ----
                                                     (Dollars in Thousands)
Interest-earning assets:
 Loans receivable, net
  (1)(2).................  $613,672  46,305  7.55%  $498,853  $38,445   7.71%  $504,336  $39,701   7.87%
 Investment securities...    52,361   3,257  6.22     55,207    3,133   5.68     20,135    1,386   6.88
 FHLB stock..............     5,214     303  5.81      4,749      290   6.10      4,489      230   5.13
 Interest-earning deposits    4,358     231  5.31     14,712      731   4.97     13,873      500   3.61
                           --------  ------  ----   --------  -------   ----   --------  -------   ----
  Total interest-earning
   assets................   675,605  50,096  7.41    573,521   42,599   7.43    542,833   41,817   7.70
                           --------  ------         --------  -------          --------  -------
Non-interest-earning assets  27,502                   25,051                     21,313
                           --------                 --------                   --------
      Total assets.......  $703,107                 $598,572                   $564,146
                           ========                 ========                   ========
Interest-bearing liabilities:
 Passbook accounts.......   $50,010   1,216  2.43    $49,567    1,363   2.75   $ 52,345    1,743   3.33
 Demand and NOW accounts.   119,571   3,470  2.90    111,059    3,733   3.36    111,145    4,237   3.81
 Certificate accounts....   368,501  21,025  5.71    329,099   18,016   5.47    326,056   18,027   5.53
                           --------  ------  ----   --------  -------   ----   --------  -------   ----
      Total deposits ....   538,082  25,711  4.78    489,725   23,112   4.72    489,546   24,007   4.90

 FHLB advances...........    64,228   3,695  5.75      7,098      416   5.87     20,155    1,260   6.25
 Other borrowings........       206      11  5.35         --       --     --        840        2   0.24
                           --------  ------  ----   --------  -------   ----   --------  -------   ----
      Total interest-
       bearing liabilities  602,516  29,417  4.88    496,823   23,528   4.74    510,541   25,269   4.95
                           --------  ------         --------  -------          --------  -------
Non-interest-bearing
 liabilities.............    16,602                   15,912                     13,432
                           --------                 --------                   --------
 Total liabilities.......   619,118                  512,735                    523,973
                           --------                 --------                   --------
 Shareholders equity.....    83,989                   80,837                     40,173
                           --------                 --------                   --------
      Total liabilities
       and Shareholders
       equity............   703,107                 $598,572                   $564,146
                           ========                 ========                   ========
 Net interest income.....           $20,679                   $19,071                    $16,548
                                    =======                   =======                    =======
 Interest rate spread(3).                    2.53%                      2.69%                      2.75%
 Net interest margin(4)..                    3.06%                      3.33%                      3.05%
 Ratio of average
  interest-earning assets
  to average interest-
  bearing liabilities....    112.13%                  115.44%                    106.33%

(1) Includes loans available for sale.
(2) Includes deferred loan fee amortization of ($752,000), ($254,000) and $112,000 for the years ended
    June 30, 1998, 1997 and 1996, respectively.
(3) Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

                                                        37

YIELDS EARNED AND RATES PAID

      The following table sets forth (on a consolidated basis) for the periods and at the dates indicated the weighted average yields earned on the Savings Bank's assets and the weighted average interest rates paid on the Savings Bank's liabilities, together with the net yield on interest-earning assets.

                                          At June      Year Ended June 30,
                                            30,      -----------------------
                                           1998      1998     1997     1996
                                           ----      ----     ----     ----
Weighted average yield on:

Loans receivable (1).................      7.63%     7.55%    7.71%    7.87%

Investment securities................      6.44      6.22     5.68     6.88

FHLB stock...........................      5.88      5.81     6.10     5.13

Interest-earning deposits............      5.41      5.31     4.97     3.61

All interest-earning assets..........      7.49      7.41     7.43     7.70

Weighted average rate paid on:

Passbook accounts....................      2.98      2.43     2.75     3.33

Demand and NOW accounts..............      2.95      2.90     3.36     3.81

Certificate accounts.................      5.50      5.71     5.47     5.53

FHLB advances........................      5.70      5.75     5.87     6.25

Other borrowings.....................      5.14      5.34      --      0.30

All interest-beraing liabilities.....      4.86      4.88     4.74     4.95

Interest rate spread (spread between
weighted average rates on all
interest-earnings assets and all
interest-bearing liabilities.........      2.63      2.53     2.69     2.75

Net interest margin (net interest
income as a percentage of average
interest-earning assets).............      3.16      3.06     3.33     3.05

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

                          1998 Compared to Year                 1997 Compared to Year
                           Ended June 30, 1997                   Ended June 30, 1996
                        Increase (Decrease) Due to            Increase (Decrease) Due to
                                        Rate/                                   Rate/
                       Rate    Volume   Volume    Net       Rate     Volume     Volume  Net
                       ----    ------   ------    ---       ----     ------     ------  ---
                                                 (In Thousands)
Interest income:
  Loans Receivable
   (1)..............   ($804)   $8,849   ($185)   $7,860    ($834)    ($432)      $9   ($1,257)
  Investment
   securities.......     300      (161)    (15)      123     (243)    2,415     (424)    1,748
  FHLB stock........     (13)       28      (1)       14       44        13        3        60
  Interest-bearing
   deposits.........      50      (515)    (35)     (500)     189        30       11       230
                       -----    ------   -----    ------   ------    ------    -----    ------
    Total net change
    in income on
    interest earning
    assets..........    (467)    8,201    (236)    7,497     (844)    2,026     (401)      781
                       -----    ------   -----    ------   ------    ------    -----    ------
Interest-bearing
liabilities:
  Passbook accounts..   (157)       12      (1)     (146)     (304)     (92)      17      (379)
  Demand and NOW        (510)      286     (39)     (263)     (501)      (3)      --      (504)
   accounts..........
Certificate accounts.    761     2,157      91     3,009     (178)      168       (2)      (12)
  FHLB advances......     (8)    3,351     (64)    3,279      (77)     (816)      50      (843)
  Other borrowings...     --        --      11        11       (3)       (3)       3        (3)
                       -----    ------   -----    ------   ------    ------    -----    ------
  Total net change
  in expense on
  interest-bearing
  liabilities .......     86     5,806      (3)    5,890   (1,063)     (746)      68     1,741
                       -----    ------   -----    ------   ------    ------    -----    ------
Net change in net
interest income......  ($553)   $2,395   ($234)   $1,607     $219    $2,772    ($469)   $2,522
                       =====    ======   ======   ======     ====    ======    =====    ======
(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, nonaccrual loans were included in the weighted average balance outstanding.
                                                        39

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

      SFAS No.130. "Reporting Comprehensive Income." Comprehensive income is comprised of net income and all changes to stockholder's equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). This statement requires that all components of comprehensive income and total comprehensive income be reported in the financial statements. The Company will adopt this statement in the year ended June 30, 1999. Management does not believe that the adoption of this statement will have a material impact on the financial position or results of operations of the Company.

      SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement requires public companies to report certain information about operating segments as well as certain information about products, services and major customer in their financial statements. The Company will adopt this statement in the year ended June 30, 1999. Management does not believe that the adoption of this statement will have a material impact on the financial position or results of operations of the Company.

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company must adopt this statement in the year ended June 30, 2000. Management will evaluate the impact of SFAS 133, if any, on its consolidated financial reporting during fiscal 1999.

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

SUBSEQUENT EVENTS
      On August 17, 1998, the Corporation announced the completion of a 5% stock repurchase program in which 228,711 shares were repurchased at an average price of $20.32.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
      The information required herein is incorporated by reference from pages 13 through 38 of the Corporation's Annual Report.

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

             EXECUTIVE OFFICERS OF THE CORPORATION AND SAVINGS BANK

                      Age at                   Position
                     June 30,  ---------------------------------------------
 Name                 1998     Corporation                  Savings Bank
 ----                 ----     -----------                  ------------

Craig G. Blunden       50      President, Chief        President, Chief
                               Executive Officer       Executive Officer and
                               and Director            Director
Brian M. Riley         33      Chief Financial         Senior Vice President
                               Office                  and Chief Financial
                                                       Officer
Robert G. Schrader     58      Secretary               Executive Vice
                                                       President, Chief
                                                       Operating Officer
                                                       Secretary and Director
Donald L. Blanchard    47      N/A                     Senior Vice President,
                                                       Retail Banking
Lil Brunner            44      N/A                     Senior Vice President
                                                       Chief Information
                                                       Officer
Richard L. Gale        46      N/A                     Senior Vice President,
                                                       Mortgage Banking

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
      The information required by this Item is incorporated by reference to the information under "Excutive Compensation" and "Directors' Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
      The information required by this Item is incorporated by reference to the information under "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

      (c) Changes in Control

      The Corporation is not aware of any arrangements, icnluding any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
      The information required by this Item is incorporated by reference to the information under "Transactions with Management" in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------
(a)   (1) (2) Report of Independent Accountants

               Consolidated Financial Statements

               (a)Consolidated Balance Sheets, June 30, 1998 and 1997
               (b)Consolidated Statement of Operations For the Years
                    Ended June 30, 1998, 1997 and 1996
               (c)Consolidated Statement of Stockholders' Equity For
                    the Years Ended June 30, 1998, 1997 and 1996
               (d)Consolidated Statement of Cash Flows For the Years
                   Ended June 30, 1998, 1997 and 1996
               (e)Notes to Consolidated Financial Statements

               Schedules to the consolidated financial statements have been omitted as the required information is inapplicable.

(3)   Exhibits

             3.1 Certificate of Incorporation of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

             3.2 Bylaws of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

             10.1 Employment Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.1 to the Corporation's Annual Report on Form 10-K for the Year Ended June 30, 1997)

             10.2 Post-Retirement Compensation Agreement with Craig G. Blunden
                  (Incorporated by reference to Exhibit 10.2 to the Corporation's Annual Report on Form 10-K for the Year Ended June 30, 1997)

             10.3 Severance Agreement with Robert G. Schrader (Incorporated by reference to Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the Year Ended June 30, 1996)

             10.4 1996 Stock Option Plan (incorporated by reference to Exhibit
                  A to the Corporation's proxy statement dated December 12,
                  1996)

             10.5 1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation's proxy statement dated December 12, 1996)

             10.6 Severance Agreement Richard Gale

             10.7 Severance Agreement with Brian Riley

             10.8 Severance Agreement with Donald Blanchard

             13.  Annual Report to Stockholders

             21.  Subsidiaries of Registrant

             23.  Consent of Independent Auditors

             27.  Financial data schedule

(b) The Corporation did not file any Reports on Form 8-K during the quarter ended June 30, 1998.

                                  SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PROVIDENT FINANCIAL HOLDINGS, INC.

Date:  September 25, 1998          By: /s/Craig G. Blunden
                                       ---------------------------------
                                       Craig G. Blunden
                                       President and Chief Executive Officer

      Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURES                         TITLE                    DATE
    ----------                         -----                    ----
/s/Craig G. Blunden              President, Chief         September 25, 1998
-----------------------------    Executive Officer and
Craig G. Blunden                 Director (Principal
                                 Executive Officer)

/s/Brian M. Riley                Chief Financial Officer  September 25, 1998
-----------------------------    (Principal Financial
Brian M. Riley                   and Accounting Officer)

/s/Robert G. Schrader            Director                 September 25, 1998
-----------------------------
Robert G. Schrader

/s/Bruce W. Bennett              Director                 September 25, 1998
-----------------------------
Bruce W. Bennett

/s/Debbi H. Guthrie              Director                 September 25, 1998
-----------------------------
Debbi H. Guthrie

/s/Roy H. Taylor                 Director                 September 25, 1998
-----------------------------
Roy H. Taylor

/s/William E. Thomas             Director                 September 25, 1998
-----------------------------
William E. Thomas

                            EXHIBIT 10.6

               Severance Agreement with Richard Gale

         FORM OF SEVERANCE AGREEMENT FOR CERTAIN OFFICERS

                            Agreement

     THIS AGREEMENT is made effective as of June 28, 1998 by and between PROVIDENT SAVINGS BANK, F.S.B. (the "Bank"); PROVIDENT FINANCIAL HOLDINGS, INC. ("Company"); and Richard Gale (the "Executive").

     WHEREAS, the Bank recognizes the substantial contribution Executive has made to the Bank and wishes to protect his position therewith for the period provided in this Agreement; and

     WHEREAS, Executive serves in the position of Senior Vice President, a position of substantial responsibility;

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

     (c) Executive shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of the Executive's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. The Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

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



ATTEST:                            PROVIDENT SAVINGS BANK, F.S.B.


                                   By: /s/ Craig G. Blunden
----------------------------           ----------------------------------


ATTEST:                            PROVIDENT FINANCIAL HOLDINGS, INC.


                                   By: /s/ Craig G. Blunden
----------------------------           ----------------------------------


WITNESS:

                                   By:  /s/ Richard L. Gale
----------------------------           ----------------------------------
                                        Executive

                            EXHIBIT 10.7

                 Severance Agreement with Brian Riley

         FORM OF SEVERANCE AGREEMENT FOR CERTAIN OFFICERS

                            Agreement

     THIS AGREEMENT is made effective as of June 2, 1998 by and between PROVIDENT SAVINGS BANK, F.S.B. (the "Bank"); PROVIDENT FINANCIAL HOLDINGS, INC. ("Company"); and Brian Riley (the "Executive").

     WHEREAS, the Bank recognizes the substantial contribution Executive has made to the Bank and wishes to protect his position therewith for the period provided in this Agreement; and

      WHEREAS, Executive serves in the position of Senior Vice President, a position of substantial responsibility;

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

     (c) Executive shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of the Executive's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. The Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

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



ATTEST:                            PROVIDENT SAVINGS BANK, F.S.B.


                                   By: /s/ Craig G. Blunden
----------------------------           ----------------------------------


ATTEST:                            PROVIDENT FINANCIAL HOLDINGS, INC.


                                   By: /s/ Craig G. Blunden
----------------------------           ----------------------------------


WITNESS:

                                   By:  /s/ Brian M. Riley
----------------------------           ----------------------------------
                                        Executive

                              EXHIBIT 10.8

              Severance Agreement with Donald Blanchard

         FORM OF SEVERANCE AGREEMENT FOR CERTAIN OFFICERS

                            Agreement

     THIS AGREEMENT is made effective as of June 28, 1998 by and between PROVIDENT SAVINGS BANK, F.S.B. (the "Bank"); PROVIDENT FINANCIAL HOLDINGS, INC. ("Company"); and Donald Blanchard (the "Executive").

     WHEREAS, the Bank recognizes the substantial contribution Executive has made to the Bank and wishes to protect his position therewith for the period provided in this Agreement; and

      WHEREAS, Executive serves in the position of Senior Vice President, a position of substantial responsibility;

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

     (c) Executive shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of the Executive's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. The Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

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



ATTEST:                            PROVIDENT SAVINGS BANK, F.S.B.


                                   By: /s/ Craig G. Blunden
----------------------------           ----------------------------------


ATTEST:                            PROVIDENT FINANCIAL HOLDINGS, INC.


                                   By: /s/ Craig G. Blunden
----------------------------           ----------------------------------


WITNESS:

                                   By: /s/ Donald Blanchard
----------------------------          ----------------------------------
                                      Executive

                                EXHIBIT 13

                       Annual Report to Stockholders

                                 CORPORATE VALUE

In today's marketplace, "community bank" is an often-overused cliche that is long on ideals and short on action. We at Provident wish to dispel the myth that ideas and actions are incompatible. We remain committed to the belief that our communities are better served when decisions about financial products and services are made locally by people who know the markets. Our corporate values reinforce this philosophy and challenge us to empower our ideas with action.

At Provident, we aspire to...

1. Be the preeminent financial services provider within our market region

2. Develop effective distribution channels for our products and services

3. Be a customer focused business that seeks to provide financial solutions

4. Leverage the use of technology to achieve the best ROI that supports our operating culture

5. Understand that people drive the bottom line, therefore we will

   o  Seek only the best people

   o Provide resources that guarantee excellence in products, service and operations

   o  Empower the talent to get it done!

TABLE OF CONTENTS
-----------------
Message From the Chairman                                                  2
Financial Highlights                                                       4
Management's Discussion and Analysis                                       6
Report of Independent Accountants                                         12
Consolidated Financial Statements                                         13
Notes to Consolidated Financial Statements                                18
Shareholder Information                                                   39
Market Information                                                        39
Corporate Profile                                                         39
Board of Directors and Senior Officers                                    40
Provident Bank and ProFed Mortgage Locations                          INSIDE
                                                                  BACK COVER

                       MESSAGE FROM THE CHAIRMAN

DEAR FELLOW SHAREHOLDERS,

     By many measures, fiscal 1998 was a true success. Net income for the year was $5.0 million, up from a SAIF assessment adjusted net income of $3.8 million in fiscal 1997 ($1.9 million including the SAIF assessment). This represents an increase of over 31%. These results were achieved in a year in which we added significant growth. Total assets reached $816 million by year-end, an increase of $200 million, or 33%, from the prior year-end. As a result of our accelerated growth and consistent performance, our return on equity more than doubled to 5.98% while our return on assets improved to 0.71%. We remain committed to profitable growth and continued improvement in our ROE.

     Mortgage originations accelerated during fiscal 1998 as low interest rates and a positive economic environment combined to produce the best lending conditions in years. Over $467 million in mortgage loans were originated for sale during fiscal 1998. Gains from the sale of these loans increased to $4.5 million, up from $3.6 million in fiscal 1997. Our loan portfolio increased by $103 million, or 20% during fiscal 1998. Despite this significant growth, net loan losses hit a four-year low of $479,000 and non-performing assets of $6.4 million represented just 0.78% of total assets at June 30, 1998. The quality of our loan portfolio reflects the continued improvement within the Inland Empire's economic condition.

     Recognizing the value of repurchasing our own shares, we completed a five percent stock repurchase in January 1998 and announced regulatory approval for a second share repurchase program in July 1998. The second repurchase program was completed one month later as 228,711 shares were repurchased at an average price of $20.32 per share. We believe that our price to book multiple remains one of the lowest in the industry and worthy of attention. Our stock price responded favorable to the share repurchases as it reached a new high of $24.25 in March before settling to $20.75 at year-end. Our stock provided a 24.8% return in fiscal 1998 to those investors who held shares for the entire year.

     Perhaps the most significant trend of fiscal 1998 was the frenzied pace of bank acquisitions. More than five of our strongest competitors were either merged out of existence or announced merger plans during the year. This phenomenon provides us with an incredible opportunity to emerge as the dominant, independent financial services provider within the Inland Empire. We recognize that this position requires us to assume a leading role in the delivery of products and services. To prepare, we are in the process of installing new state of the art data systems that will enable us to offer technology based solutions to our clients for many years to come. We anticipate that these core systems will be fully functional by March 1999.

     In addition to the challenge of converting our data systems, this fiscal 1999 will be devoted to making sure we stay on track with Year 2000 preparations. A significant component in our Year 2000 preparedness is the replacement of our core data systems. Separately, we are in constant communication with "mission critical" vendors to ensure that they too will be prepared for this monumental date. We certainly expect to be fully Year 2000 compliant within our established time line. But we must ultimately rely on the preparations of others within financial payment system including the United States government.

     With the number of conflicting priorities this next year, we expect that asset growth will take a lesser role in fiscal 1999 than it did in fiscal 1998. We are carefully considering the impact of any potential expansion opportunities on our overall objectives and strategic priorities during the coming year. Nevertheless, we look forward to another quality year as we continue to become the preeminent financial services provider within the Inland Empire.

Sincerely,

Craig G. Blunden
Chairman, President and
Chief Executive Officer

                          FINANCIAL HIGHLIGHTS

The following tables set forth information concerning the consolidated financial position and results of operations of the Corporation and its subsidiary at the dates and for the periods indicated.

                                    At or for the year ended June 30,
-----------------------------------------------------------------------------
                            1998       1997       1996       1995     1994
-----------------------------------------------------------------------------
                                             (In Thousands)
FINANCIAL CONDITION DATA:
Total assets               $816,205  $615,500   $584,847   $567,186 $580,336
Loans held for investment,
 net                        620,128   517,147    452,945    471,543  420,159
Loans available for sale,
 net                         67,248    19,984     49,612   34,489     83,049
Cash and overnight deposits  23,433    20,111     30,831   11,433     19,909
Investment securities        75,554    34,406     27,118   20,067     26,301
Deposits                    583,025   508,759    479,374  486,585    471,787
Borrowings                  132,114     6,828      8,578   35,063     56,153
Stockholders' equity (1)     86,650    85,447     85,970   37,323     41,315
                           -------------------------------------------------
OPERATING DATA:

Interest income            $ 50,096  $ 42,599   $ 41,817 $ 36,020   $ 36,197
Interest expense             29,417    23,528     25,269   22,491     19,532
Net interest income          20,679    19,071     16,548   13,529     16,665
Provision for loan losses     1,200     1,254      2,261    4,787      2,033
Net interest income after
 provision                   19,479    17,817     14,287    8,742     14,632
Loan servicing and other fees 3,035     2,738      2,442    2,476      3,072
Gains from sale of loans      4,491     3,597      4,753      701      1,246
Gain on bulk sale of servicing
 rights                          --        --         --       --      2,052
Other non-interest income     1,619     1,273      2,256    1,308      1,141
Real estate operations, net     196       (11)      (101)  (1,600)      (366)
Operating expenses           20,095    22,313     19,499   17,354     23,758
Income (loss) before income
 taxes                        8,725     3,101      4,138   (5,727)    (1,981)
Provision (benefit) for
 income taxes                 3,705     1,160      1,332   (1,735)      (648)
Net income (loss)          $  5,020   $ 1,941   $  2,806 $ (3,992) $  (1,333)
-----------------------------------------------------------------------------
Basic earnings per share   $   1.14   $   0.41       N/A      N/A        N/A
=============================================================================
Diluted earnings per share $   1.11   $   0.41       N/A      N/A        N/A
=============================================================================
-----------------
(1) For years prior to 1996, amount represents retained earnings, substantially restricted.

                          FINANCIAL HIGHLIGHTS

                                      At or For the Year Ended June 30,
-----------------------------------------------------------------------------
                                1998      1997      1996      1995     1994
-----------------------------------------------------------------------------
KEY OPERATING RATIOS:

PERFORMANCE RATIOS
 Return (loss) on assets(1)    0.71%      0.32%     0.50%    (0.72)%  (0.23)%
 Return (loss) on shareholders'
  equity(2)                    5.98       2.26      6.98     (9.81)   (3.08)
 Interest rate spread(3)       2.53       2.69      2.75      2.31     2.71
 Net interest margin(4)        3.06       3.33      3.05      2.55     2.99
 Average interest-earning
  assets to average interest-
  bearing liabilities        112.13     115.44    106.32    105.60   108.05
 Operating and administrative
  expenses as a percent of
  average total assets         2.86       3.73      3.46      3.13     4.09

REGULATORY CAPITAL RATIOS
 Tangible capital              8.09       9.89     10.41      6.19      6.65
 Core capital                  8.09       9.89     10.41      6.19      6.69
 Risk-based capital           14.12      16.12     16.49     11.25     12.68

ASSET QUALITY RATIOS
 Nonaccrual and 90 days or
  more past due loans as a
  percent of loans held for
  investment, net              0.31       1.21     0.98       0.54      1.08
 Nonperforming assets as a
  percent of total assets      0.78       1.44     1.22       1.65      1.49
 Allowance for loan losses
  as a percent of gross
  loans held for investment    0.98       1.04     1.18       1.06      0.78
 Allowance for loan losses
  as a percent of
  nonperforming loans        320.19      87.45   123.43     198.79     73.62
 Net charge-offs (recoveries)
  to average outstanding
  loans                        0.10       0.25     0.38       0.62      0.39

-----------------
(1) Net income (loss) divided by average total assets.
(2) Net income (loss) divided by average stockholders' equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average rate on interest- bearing liabilities.
(4) Net interest income as a percentage of average interest-earning assets.

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

OPERATING STRATEGY
The Corporation's primary goal has been to improve its profitability while maintaining a sound capital position. To accomplish this goal, the Corporation has employed an operating strategy that includes: (1) originating for its portfolio one- to four-family residential mortgage loans, primarily with adjustable rates; (2) enhancing net income and controlling interest rate risk by originating loans for sale in the secondary market; (3) diversifying its revenue sources through commercial banking and; (4) improving asset quality by limiting new originations of commercial real estate and multi- family loans, increasing real estate owned marketing efforts and establishing and utilizing more effective problem loan monitoring procedures; (5) increasing assets in order to leverage the Corporation's capital position; and (6) controlling operating expenses. The Corporation and the Savings Bank intend to continue this operating strategy in an effort to enhance long-term profitability while maintaining a reasonable level of loan loss reserves. The Savings Bank intends to enhance such strategy by expanding the products and services it offers within its primary market area in order to improve market share.

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

COMPARISON OF FINANCIAL CONDITION
Total assets increased from $615.5 million at June 30, 1997 to $816.2 million at June 30, 1998 primarily as a result of growth in the loan and investment securities portfolios. Loans held for investment increased $103.0 million from $517.1million at June 30, 1997 to $620.1 million at June 30, 1998. The Savings Bank, during the later half of fiscal 1997, decided to accept a larger percentage of ARM loans generated by its mortgage division into its own portfolio. The Savings Bank believes that this strategy will help leverage its capital base through high quality loans which will produce a higher return on assets and equity. Loans held for sale increased from $20.0 million at June 30, 1997 to $67.2 million at June 30, 1998. The amount of loans held for sale is largely dependent on timing of loan fundings, loan commitment expirations, and loan sale settlements.

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

As part of the leveraging strategy, the Corporation purchased investment securities when they could be profitably matched against borrowings. This activity increased the investment securities held to maturity by $40.4 million to $74.0 million at June 30, 1998.

Total liabilities increased from $530.1 million at June 30, 1997 to $729.6 million at June 30, 1998 as a result of retail deposit growth and an increase in Federal Home Loan Bank advances. Deposits increased from $508.8 million at June 30, 1997 to $583.0 million at June 30, 1998. During 1998, the Savings Bank continued its emphasis on building new client relationships, particularly in the low cost checking account area. FHLB advances increased from $6.8 million at June 30, 1997 to $132.1 million at June 30, 1998 as the Savings Bank utilized FHLB advances to finance a portion of its loan and investment security growth.

Total stockholders' equity was $86.7 million at June 30, 1998 compared to $85.4 million at June 30, 1997. The Corporation repurchased 251,000 shares for a total cost of $5.0 million, which offset the $5.0 million increase in retained earnings. The Corporation's book value per share increased from $17.37 at June 30, 1997 to $17.85 at June 30, 1998.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 1997 AND 1998

GENERAL. The Corporation reported net earnings of $5.0 million, or $1.11 per diluted share, for the year ended June 30, 1998 as compared to $1.9 million, or $0.41 per diluted share, for the year ended June 30, 1997. The increase in operating results between fiscal 1997 and fiscal 1998 was due primarily to a one-time $3.2 million SAIF assessment charged in fiscal 1997.

NET INTEREST INCOME. Net interest income increased by $1.6 million, or 8.4%, from $19.1 million in fiscal 1997 to $20.7 million in fiscal 1998. This increase resulted principally from the growth of interest earning assets and interest earning liabilities.

INTEREST INCOME. The average yield on interest-earning assets for 1998, at 7.41%, remained on a par with the average yield for 1997. Total interest income increased by $7.5 million in 1998 due to the increase in loans receivable. The yield on loans receivable decreased 16 basis points to 7.55%, reflecting the general decrease in interest rates during the year. Interest income on investment securities increased slightly in fiscal 1998 to $3.3 million from $3.1 million in 1997. The average balance in investment securities declined from $55.2 million in 1997 to $52.4 million in 1998 due to purchases of treasury stock while the yield increased from 5.7% to 6.2% as the maturities on renewing securities were lengthened.

INTEREST EXPENSE. Interest expense increased on both deposits and FHLB advances reflecting the growth in the balance sheet of the Corporation. Average total deposits increased by $48.4 million to $538.1 million during fiscal 1998, primarily in certificate accounts, which grew by $39.4 million to $368.5 million. The average cost of passbook accounts declined 32 basis points to 2.43% in 1998, along with demand and NOW accounts which decreased 46 basis points to 2.90%. The average cost of certificate accounts increased by 24 basis points to 5.71% during the year, reflecting competitive forces within the marketplace and special offerings to promote growth in the portfolio. Average FHLB advances increased from $7.1 million in 1997 to $64.2 million in 1998 in support of the growth in asset, while the average cost declined from 5.87% to 5.75%.

PROVISIONS FOR LOAN LOSSES. Provisions for credit losses declined slightly in fiscal 1998 to $1.2 million as compared to $1.3 million in fiscal 1997. Charge-offs declined in one-to-four family and multifamily properties while commercial real estate and consumer loans showed increases. The allowance for loan losses ended fiscal 1998 at $6.2 million, compared to $5.5 million in 1997. Because of growth in the loan portfolio during fiscal 1998 the ratio of the allowance for loan losses as a percent of total loans outstanding declined from 1.04% in 1997 to 0.98% in 1998. The allowance for loan losses as a percent of nonperforming loans at the end of the period was 320.2% compared to 87.5% at the end of 1997.

NON-INTEREST INCOME. Total non-interest income increased by 20.2%, from $7.6 million in 1997 to $9.1 million in 1998 primarily as a result of higher gains on sale of loans. The ratio of gains to total loan sales remained constant during the two periods at 105 basis points, however, the volume of sales increased from $343 million in 1997 to $425 million in 1998.

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

NON-INTEREST EXPENSE. Total non-interest expense decreased by $2.4 million, or 10.9% in 1998 because of the one-time SAIF assessment of $3.2 million in 1997. Salaries and employee benefits increased by $1.2 million, or 10.5%, to $12.5 million on higher mortgage production compensation and the adoption of additional benefit programs.

INCOME TAXES. The provision for income taxes was $3.7 million for fiscal 1998 (for an effective tax rate of 42.5%) compared to $1.2 million in 1997 (for an effective tax rate of 37.4%). The Corporation eliminated the valuation allowance previously established against the deferred state tax asset because Management determined that it was more likely than not to utilize this future benefit.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 1996 AND 1997

GENERAL. The Company reported net earnings of $1.9 million for the year ended June 30, 1997 compared to $2.8 million for the year ended June 30, 1996. The decline in operating results between fiscal 1996 and fiscal 1997 was due primarily to a one-time $3.2 million SAIF assessment charged in fiscal 1997. Without this special assessment, net income for fiscal 1997 would have been $3.8 million.

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

PROVISIONS FOR LOAN LOSSES. Provisions for credit losses declined in fiscal 1997 to $1.3 million as compared to $2.3 million in fiscal 1996. A smaller provision was required because of a significant decline in credit losses. Credit losses fell from $2.5 million in 1996 to $1.4 million in 1997. Commercial real estate losses, which fell from $1.3 million in 1996 to $309,000 in 1997, experienced the greatest drop. The allowance for loan losses ended fiscal 1997 at $5.5 million, unchanged from 1996. Because of growth in the loan portfolio during fiscal 1997 the ratio of the allowance for loan losses as a percent of total loans outstanding declined from 1.18% in 1996 to 1.04% in 1997. Allowance for loan losses as a percent of nonperforming loans at the end of the period was 87.5% compared to 123.4% at the end of 1996. Recent loss reserve experience has indicated that a reduction in the ratio is warranted.

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

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

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

ASSET AND LIABILITY MANAGEMENT

The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to fluctuating interest rates. The Corporation has sought to reduce exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Corporation's assets by holding loans with interest rates subject to periodic market adjustments. In addition, the Savings Bank maintains a liquid investment portfolio comprised of short-term government securities. The Savings Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, limits the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Savings Bank promotes transaction accounts and certificates of deposit with terms up to five years.

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

The following table is provided by the OTS and sets forth as of June 30, 1998 the estimated changes in NPV based on the indicated interest rate environments. In general, if interest rates increase, the NPV of the Savings Bank and its expected future net interest income would both decrease. Conversely, if interest rates decrease, the NPV of the Savings Bank and its expected future net interest income would both increase. No effect has been given to any steps that management of the Savings Bank may take to counter the effects of interest rate movements presented in the table.

                                                       Net Portfolio as % of
                          Net Portfolio Value        Portfolio Value of Assets
------------------------------------------------------------------------------
Basis Point ("bp")
  Change in
    Rates     $ Amount      $ Change(1)   % Change   NPV Ratio(2)    Change(3)
------------------------------------------------------------------------------
                             (Dollars in Thousands)

 +400 bp       $ 61,225      $(32,972)       (35)%         8.01%     (335) bp
 +300 bp         73,289       (20,908)       (22)          9.35      (201) bp
 +200 bp         83,656       (10,541)       (11)         10.43       (93) bp
 +100 bp         90,963        (3,233)        (3)         11.13       (23) bp
    0 bp         94,196             -          -          11.36         -
 -100 bp         95,006           809          1          11.34        (2) bp
 -200 bp         96,042         1,845          2          11.36         0 bp
 -300 bp         99,837         5,641          6          11.67        31 bp
 -400 bp        106,063        11,866         13          12.22        86 bp

(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV based on prevailing interest rates at June 30, 1998 ("base case").
(2) Calculated as the estimated NPV divided by the portfolio value of total assets ("PV").
(3) Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates.

                                       9
PAGE

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

The following table is provided by the OTS and is based on the calculations in the above table. It sets forth the change in the NPV Ratio at a 200 bp rate shock at the end of the last three quarters of fiscal 1998.

                                               At        At          At
                                            June 30,  March 31,  December 31,
                                              1998      1998        1997
-----------------------------------------------------------------------------
RISK MEASURES: 200 BP RATE SHOCK:

Pre-Shock NPV Ratio: NPV as % of PV of Assets  11.36%    11.99%      12.43%
Exposure Measure: Post-Shock NPV Ratio         10.43     10.33       11.42
Sensitivity Measure: Change in NPV Ratio       93 bp     166 bp      101 bp

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. It is also possible that, as a result of an interest rate increase, the increased mortgage payments required of ARM borrowers could result in an increase in delinquencies and defaults. Changes in market interest rates would also affect the volume and profitability of the Corporation's mortgage banking activities. Accordingly, the data presented in the tables above should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to represent the fair market value of the Savings Bank, nor does it represent amounts that would be available for distribution to stockholders in the event of the liquidation of the Corporation.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's primary sources of funds are deposits, proceeds from sales of loans originated for sale, proceeds from principal and interest payments on loans, the maturity of and interest income on investment securities, and FHLB advances. While maturities and scheduled amortization of loans and investment securities are a predictable source of funds, deposit flows, mortgage prepayments and loan sales are greatly influenced by general interest rates, economic conditions and competition.

The Savings Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Savings Bank generally maintains sufficient cash and overnight deposits to meet short-term liquidity needs. At June 30, 1998, cash (including overnight deposits) totaled $23.4 million, or 2.9% of total assets. In addition, the Savings Bank maintains a credit facility with the FHLB-San Francisco, which provides for immediately available advances. Advances under this credit facility totaled $132.1 million at June 30, 1998. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Savings Bank may continue to rely on FHLB borrowings for its liquidity needs.

The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Savings Bank's actual liquidity ratio at June 30, 1998 was 9.3%. The Savings Bank has in the past consistently maintained liquidity levels relatively close to and in excess of regulatory requirements and believes this is an appropriate strategy for proper asset and liability management.

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

The primary investing activity of the Savings Bank is the origination of mortgage loans. During years ended June 30, 1998, 1997 and 1996, the Savings Bank originated loans in the amounts of $707.3 million, $441.8 million and $516.9 million, respectively. At June 30, 1998, the Savings Bank had loan commitments totaling $44.9 million and undisbursed loans in process totaling $7.3 million. The Savings Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 1998 totaled $336.6 million. Historically, the Savings Bank has been able to retain a significant amount of its deposits as they mature. Management of the Savings Bank believes it has adequate resources to fund all loan commitments by deposits and FHLB advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Savings Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of June 30, 1998, the Savings Bank was in compliance with all regulatory capital requirements which were effective as of such date with tier I leverage, tier I capital and risk-based capital ratios of 9.3%, 12.9% and 14.1%, respectively.

YEAR 2000

The Company has undertaken a major project to ensure that its internal operating systems, as well as those of its major customers and suppliers, will be fully capable of processing transactions in the Year 2000 and beyond. The initial phase of the project was to assess and identify all internal business processes requiring modification and to develop comprehensive renovation plans as needed. This phase was largely completed in late 1997. The second phase, expected to be accomplished by the end of 1998, will be to execute those renovation plans and begin testing systems by simulating Year 2000 data conditions. Testing and implementation is planned to be completed during the first half of 1999.

The cost of the project primarily consists of replacement systems and the reallocation of internal resources. The estimated cost of the project is $3.5 million, which includes approximately $2.5 million in replacement equipment and software, $400,000 in equipment write-downs, and $200,000 in outside project management expenses. In addition, the estimated value of internal resources allocated to the Year 2000 project is approximately $400,000. The replacement equipment and software will be capitalized and depreciated in accordance with the Company's normal accounting policies. Beyond the costs described, it is not expected that the Year 2000 project will have any material effect on the Company's results of operations, liquidity or capital resources.

The risk of Year 2000 processing problems is not completely known. As a participant in the domestic payment system, the Company's Year 2000 preparedness is largely dependent upon the preparedness of other participants in the system including the United States government. The Company does rely on third-party software vendors and service providers for many critical functions in the conduct of its business. The focus of the Company has been to monitor and test the Year 2000 compliance progress of its critical vendors. The Company is developing contingency plans for its most critical vendors, as well as its internal systems, in the event of failure in the Year 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
PROVIDENT FINANCIAL HOLDINGS, INC.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and its subsidiary at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Los Angeles, CA
August 14, 1998

                         CONSOLIDATED BALANCE SHEETS

               Provident Financial Holdings, Inc. and Subsidiary

-----------------------------------------------------------------------------
(Dollars in Thousands)                                          June 30,
-----------------------------------------------------------------------------
                                                            1998       1997
ASSETS
Cash                                                     $ 20,933   $ 10,411
Overnight deposits                                          2,500      9,700
-----------------------------------------------------------------------------
    Total cash and cash equivalents                        23,433     20,111
Investment securities - held to maturity                   74,028     33,645
  available for sale                                        1,526        761
Loans held for investment, net                            620,128    517,147
Loans available for sale, net                              67,248     19,984
Accrued interest receivable                                 4,940      3,378
Real estate available for sale, net                         6,922      5,676
Federal Home Loan Bank stock                                6,606      4,879
Premises and equipment, net                                 7,429      6,825
Prepaid expenses and other assets                           3,945      3,094
-----------------------------------------------------------------------------
    Total assets                                         $816,205   $615,500
=============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

  Non-interest bearing deposits                          $ 10,768    $ 2,335
  Interest bearing deposits                               572,257    506,424
-----------------------------------------------------------------------------
    Total deposits                                        583,025    508,759

  Borrowings                                              132,114      6,828
  Accounts payable, accrued interest and other
   liabilities                                             14,416     14,466
-----------------------------------------------------------------------------
    Total liabilities                                     729,555    530,053
-----------------------------------------------------------------------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000,000 shares; none issued and
    outstanding
  Common stock, $.01 par value; authorized
   15,000,000 shares; issued 5,125,215
    shares; outstanding 4,854,125 and 4,920,215,
    respectively                                               51         51
  Additional paid-in capital                               50,875     49,842
  Retained earnings - substantially restricted             47,090     42,070
  Treasury stock at cost (251,000 and 205,000
   shares, respectively)                                   (5,305)    (3,291)
  Unearned stock compensation                              (6,654)    (3,720)
  Unrealized gain on securities available for
   sale, net of tax                                           593        495
-----------------------------------------------------------------------------
    Total stockholders' equity                             86,650     85,447
-----------------------------------------------------------------------------
    Total liabilities and stockholders' equity           $816,205   $615,500
=============================================================================

The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               Provident Financial Holdings, Inc. and Subsidiary

------------------------------------------------------------------------------
(Dollars in Thousands)                              Year Ended June 30,
------------------------------------------------------------------------------
                                                1998         1997       1996
Interest income:
  Loans (Note 3)                             $ 46,305     $ 38,445   $ 39,701
  Investment securities (Note 2)                3,791        4,154      2,116
-----------------------------------------------------------------------------
    Total interest income                      50,096       42,599     41,817

Interest expense:
  Deposits (Note 7)                            25,711       23,112     24,007
  Borrowings                                    3,706          416      1,262
-----------------------------------------------------------------------------
    Total interest expense                     29,417       23,528     25,269
-----------------------------------------------------------------------------
    Net interest income                        20,679       19,071     16,548

Provision for loan losses (Note 3)              1,200        1,254      2,261
-----------------------------------------------------------------------------
Net interest income, after provision
 for loan losses                               19,479       17,817     14,287
-----------------------------------------------------------------------------
Non-interest income
  Loan servicing and other fees                 3,035        2,738      2,442
  Gain on sale of loans, net                    4,491        3,597      4,753
  Life insurance proceeds                                               1,000
  Other                                         1,619      1,273        1,256
-----------------------------------------------------------------------------
    Total non-interest income                   9,145        7,608      9,451
-----------------------------------------------------------------------------
Non-interest expenses
  Salaries and employee benefits               12,450       11,269     11,444
  Premises and occupancy                        2,065        2,064      1,939
  SAIF insurance premiums                         329        3,954      1,293
  Telephone                                       410          427        426
  Other                                         4,645        4,610      4,498
-----------------------------------------------------------------------------
    Total non-interest expenses                19,899       22,324     19,600

Income (loss) before income taxes               8,725        3,101      4,138
Provision (benefit) for income taxes            3,705        1,160      1,332
-----------------------------------------------------------------------------
    Net income                               $  5,020     $  1,941   $  2,806
=============================================================================
Basic earnings per share                     $   1.14     $   0.41        N/A
=============================================================================
Diluted earnings per share                   $   1.11     $   0.41        N/A
=============================================================================

The accompanying notes are an integral part of these financial statements.


                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Provident Financial Holdings, Inc. and Subsidiary

                                                                         Unrealized
                                                                          Gain on
                         Common Stock     Additional                      Unearned    Securities
                        ---------------   Paid-in   Retained   Treasury    Stock      Available
                        Shares   Amount   Capital   Earnings    Stock   Compensation   For Sale   Total
---------------------------------------------------------------------------------------------------------
Balance at  June 30,
 1995                                               $37,323                                      $37,323
Issuance of stock in
a public offering      5,125,215  $51     $49,728                                                 49,779
Purchase of shares
 by ESOP                                                                  $(4,100)                (4,100)
Release of ESOP shares                         14                             148                    162
Net Income                                           2,806                                         2,806
---------------------------------------------------------------------------------------------------------
Balance at June 30,
 1996                  5,125,215   51      49,742   40,129                 (3,952)                85,970
Net income                                           1,941                                         1,941
Purchase of treasury
 stock                  (205,000)                              $(3,291)                           (3,291)
Release of shares
 under stock-based
 compensation plans                           100                             232                    332
Unrealized gain on
 securities
 available for sale,
 net of tax                                                                               $495       495
---------------------------------------------------------------------------------------------------------
Balance at June 30,
 1997                   4,920,215  51      49,842    42,070     (3,291)    (3,720)         495    85,447
Net income                                            5,020                                        5,020
Purchase of treasury
 stock                   (251,000)                              (4,983)                           (4,983)
Issuance of shares
 under MRP                184,910             729                2,969    (3,698)
Release of shares
 under stock-based
compensation plans                            304                            764                   1,068
Change in unrealized
 gain on securities
 available for sale,
net of tax                                                                                  98        98
---------------------------------------------------------------------------------------------------------
Balance at June 30,
 1998                  4,854,125  $51     $50,785   $47,090   $(5,305)   $(6,654)         $593   $86,650
=========================================================================================================

The accompanying notes are an integral part of these financial statements.

                                                        15

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

             Provident Financial Holdings, Inc. and Subsidiary

------------------------------------------------------------------------------
(Dollars in Thousands)                               Year Ended June 30,
------------------------------------------------------------------------------
                                                  1998       1997      1996
Cash flows from operating activities:
  Net income                                   $ 5,020    $ 1,941    $ 2,806
   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                 659      1,082      1,058
     Amortization of loan fees                    (754)      (254)      (112)
     Provision for loan losses                   1,200      1,254      2,261
     Provision for losses on real estate           126        306        239
     Gain on sale of loans                      (4,491)    (3,597)    (4,753)
     (Decrease) increase in accounts payable
      and other liabilities                        (49)     3,541      2,710
     (Increase) decrease in prepaid expenses
      and other assets                          (2,237)       153       (592)
     Loans originated for sale                (467,446)  (313,382)  (469,167)
     Proceeds from sale of loans               424,673    346,607    458,797
     Stock compensation                          1,068        332
     Other                                                            (1,000)
-----------------------------------------------------------------------------
      Net cash (used for) provided by
       operating activities                    (42,231)    37,983     (7,753)

Cash flows from investing activities:
  Net (increase) decrease in loans            (110,187)   (70,891)    13,047
  Maturity of investment securities             57,502    285,034    207,104
  Purchases of investment securities           (98,430)  (292,322)  (214,155)
  Purchase of Federal Home Loan Bank stock      (1,727)
  Proceeds from disposal of real estate          5,561      5,518      8,619
  Purchases of premises and equipment, net of
   proceeds from sales                          (1,199)      (881)      (609)
  Other                                           (536)       495      1,000
-----------------------------------------------------------------------------
   Net cash (used for) provided by investing
    activities                                (149,016)   (73,047)    15,006
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

              Provident Financial Holdings, Inc. and Subsidiary

------------------------------------------------------------------------------
(Dollars in Thousands)                               Year Ended June 30,
------------------------------------------------------------------------------
                                                 1998        1997      1996
Cash flows from financing activities:
  Net increase (decrease) in deposits       $   74,266   $ 29,385  $  (7,211)
  Repayment of Federal Home Loan Bank
   Advances                                 (2,638,693)    (1,750)   (37,000)
  Proceeds from Federal Home Loan Bank
   Advances                                  2,763,979                12,500
  Proceeds from issuance of capital stock                             45,841
  Treasury stock purchases                      (4,983)    (3,291)
  Net decrease in securities sold under
   agreements to repurchase                                           (1,985)
-----------------------------------------------------------------------------
     Net cash provided by financing
      activities                               194,569     24,344     12,145
-----------------------------------------------------------------------------
   Net increase (decrease) increase in
    cash and cash equivalents                    3,322    (10,720)    19,398

Cash and cash equivalents at beginning of
 period                                         20,111     30,831     11,433
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period    $ 23,433   $ 20,111   $ 30,831
=============================================================================
Supplemental information:

  Cash paid for interest                      $ 29,984   $ 23,505   $ 25,302
=============================================================================
  Cash paid for income taxes                  $  4,623   $    732   $    704
=============================================================================
  Real estate acquired in settlement of
   loans                                      $  6,932   $  5,721   $  3,433
=============================================================================

The accompanying notes are an integral part of these financial statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (DOLLARS IN THOUSANDS)

Provident Savings Bank, FSB (the Bank) converted from a federally chartered mutual savings bank to a Federally chartered stock savings bank effective Junea27, 1996. Provident Financial Holdings, Inc. (the Holding Company), a Delaware corporation organized by the Bank, acquired all of the capital stock of the Bank issued in the conversion; the transaction was recorded on a book value basis. Any references to financial information for periods prior to June 30, 1996 refer to the Bank prior to conversion.

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

The Company operates primarily in one business segment -attracting customer deposits to originate loans secured primarily by mortgages on residential real estate. The segment includes ancillary activities related to real estate lending such as mortgage banking and real estate development. Customer deposits are collected substantially from Riverside and San Bernardino Counties out of ten branch locations with lending operations in California and Nevada using nine lending offices.

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

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Gains or losses on sales of loans, including fees received or paid, are recognized at the time of sale and are determined by the difference between the net sales proceeds and the book value of the loans sold. When loans are sold with servicing retained, the carrying value is allocated between the assets transferred and the fair value of the retained servicing in determining the amount of gain. Servicing assets and liabilities are amortized over the estimated life of the net servicing income or loss and are assessed for subsequent impairment.

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

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Buildings                10-40 years
      Furniture and fixtures   3-10 years
      Computer equipment       3-5 years
      Automobiles              3 years

Leasehold improvements are amortized over the shorter of the respective lease terms or the lives of the improvements. Maintenance and repair costs are charged to operations as incurred.

INCOME TAXES
Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. Taxes on income are determined by using the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. A valuation allowance is provided against deferred tax assets when realization is not considered more likely than not.

RISKS AND UNCERTAINTIES
In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may impact, favorably or unfavorably, the realiability of those assets and liabilities held by the Company.

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

NET INCOME PER COMMON SHARE
Effective June 30, 1998, the Company adopted a new accounting standard, SFAS No. 128,"Earnings Per Share" which replaces retroactively the presentation of primary earnings per share (EPS) and fully diluted EPS. Basic EPS represents net income divided by the weighted average common shares outstanding during the period excluding any potential dilutive effects. Diluted EPS gives effect to all potential issuances of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. Accordingly, diluted EPS reflects as increase in the weighted average shares outstanding due to the assumed exercise of stock options and the vesting of restricted stock.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
The Company recognizes compensation expense when shares are committed to be released to directly compensate employees in an amount equal to the fair value of the shares so committed. The difference between the amount of compensation expense and the cost of the shares released is recorded as additional paid-in capital. Therefore, total shareholders' equity is not affected.

MANAGEMENT RECOGNITION PLAN (MRP)
The Company recognizes compensation expense over the vesting period of the shares awarded equal to the fair value of the shares at the date of allocation.

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

RECENT ACCOUNTING PRONOUNCEMENTS
SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). This statement requires that all components of comprehensive income and total comprehensive income be reported in the financial statements. The Company will adopt this statement in the year ended June 30, 1999. Management does not believe that the adoption of this statement will have a material impact on the financial position or results of operations of the Company.

SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement requires public companies to report certain information about operating segments as well as certain information about products, services and major customers in their financial statements. The Company will adopt this statement in the year ended June 30, 1999. Management does not believe that the adoption of this statement will have a material impact on the financial position or results of operations of the Company.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company must adopt this statement in the year ended June 30, 2000. Management will evaluate the impact of SFAS 133, if any, on its consolidated financial reporting during fiscal 1999.

2. INVESTMENT SECURITIES (DOLLARS IN THOUSANDS)

The amortized and estimated fair value of investment securities as of June 30, 1998 were as follows:

                                            June 30, 1998
-----------------------------------------------------------------------------
                                     Gross      Gross     Estimated
                           Book    Unrealized Unrealized     Fair    Carrying
                           Value      Gains    (Losses)      Value      Value
-----------------------------------------------------------------------------
Held to maturity
  securities U.S.
  Treasury securities
  and obligations of
  other U.S. government
  agencies and
  corporations           $73,975    $   56      $(147)     $73,884   $73,975
   Other                      53        11          -           64        53
-----------------------------------------------------------------------------
     Total held to
     maturity             74,028        67       (147)      73,948    74,028
-----------------------------------------------------------------------------
Available for sale
 securities FHLMC
 stock                        20       921          -          941       941
  FNMA stock                   1        84          -           85        85
  Real Estate
   Investment Trust          500         -          -          500       500
-----------------------------------------------------------------------------
     Total available
      for sale               521     1,005          -        1,526     1,526
-----------------------------------------------------------------------------
Total investment
 securities              $74,549    $1,072      $(147)     $75,474   $75,554
=============================================================================

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The book value and estimated market value of investment securities as of June 30, 1997 were as follows:

                                             June 30, 1997
-----------------------------------------------------------------------------
                                     Gross      Gross     Estimated
                           Book    Unrealized Unrealized     Fair    Carrying
                           Value     Gains     (Losses)      Value    Value
-----------------------------------------------------------------------------
Held to maturity
 securities U.S.
 Treasury securities
 and obligations of
 other U.S.
 government agencies
 and corporations         $33,553    $ 53       $(36)      $33,570   $33,553
   Other                       92       2          -            94        92
-----------------------------------------------------------------------------
     Total held to
      maturity             33,645      55        (36)       33,664    33,645
-----------------------------------------------------------------------------
Available for sale
 securities
  FHLMC stock                  20     680          -           700       700
  FNMA stock                    1      60          -            61        61
-----------------------------------------------------------------------------
     Total available
      for sale                 21     740          -           761       761
-----------------------------------------------------------------------------
Total investment
 securities               $33,666    $795       $(36)      $34,425   $34,406
=============================================================================

The maturities of investment securities were as follows:

                                      June 30, 1998            June 30, 1997
-----------------------------------------------------------------------------
                                  Amortized     Market    Amortized    Market
                                    Cost         Value      Cost        Value
-----------------------------------------------------------------------------
Due in one year                   $11,003      $11,009     $23,096    $23,183
Due after one through five years   20,977       21,017      10,549     10,481
Due beyond five years              42,048       41,922           -          -
-----------------------------------------------------------------------------
                                  $74,028      $73,948     $33,645    $33,664
=============================================================================

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LOANS HELD FOR INVESTMENT (DOLLARS IN THOUSANDS)

Loans held for investment consisted of the following:

                                                            June 30,
-----------------------------------------------------------------------------
                                                       1998        1997
-----------------------------------------------------------------------------
Residential real estate - single family              $507,194    $402,296
Residential real estate - multi-family                 46,635      52,564
Commercial real estate                                 42,696      47,887
Real estate construction                               13,746       5,778
Commercial business lending                             2,819         991
Consumer                                               19,824      16,749
Other                                                     422         289
-----------------------------------------------------------------------------
                                                      633,336     526,554
Less:
  Undisbursed loan funds                                7,320       3,695
  Deferred loan fees                                     (268)        102
  Unearned discounts on loans purchased                   (30)        145
  Allowance for loan losses                             6,186       5,465
-----------------------------------------------------------------------------
                                                     $620,128    $517,147
=============================================================================

Fixed rate loans comprised 22% and 14%, respectively, of the loan portfolio at June 30, 1998 and 1997.

The following summarizes the components of the net change in the allowance for loan losses:

                                                    Year Ended June 30,
-----------------------------------------------------------------------------
                                               1998        1997        1996
-----------------------------------------------------------------------------
Balance, beginning of period                 $  5,465   $  5,452    $  5,085
Provision for losses                            1,200      1,254       2,261
Recoveries                                        404        136         589
(Charge-offs)                                    (883)    (1,377)     (2,483)
-----------------------------------------------------------------------------
Balance, end of period                       $  6,186   $  5,465    $  5,452
=============================================================================

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of nonaccrual and restructured loans on interest income for the years ended June 30, 1998, 1997 and 1996 is presented below:

                                                     Year Ended June 30,
-----------------------------------------------------------------------------
                                                 1998        1997        1996
-----------------------------------------------------------------------------
Contractual interest due                        $ 899      $ 871       $ 814
Interest recognized                               547        539         589
-----------------------------------------------------------------------------
Net interest foregone                           $ 352      $ 332       $ 225
=============================================================================

At June 30, 1998 and 1997, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

The following table identifies the Company's total recorded investment in impaired loans, net of specific allowances, by type at June 30:

                                                                June 30,
-----------------------------------------------------------------------------
                                                           1998        1997
-----------------------------------------------------------------------------
Non-accrual loans:
  Single family                                        $  1,669    $  3,667
  Multi-family                                                -       1,176
  Commercial                                                245         144
  Non-mortgage                                               18         150
Restructured loans:
  Single family                                               -         268
  Multi-family                                                -           -
  Commercial                                              2,074       4,642
  Non-mortgage                                                -           -
Other impaired loans:
  Single family                                             114         116
  Multi-family                                              146         150
  Commercial                                                  -           -
  Non-mortgage                                                -           -
-----------------------------------------------------------------------------
Total impaired loans                                   $  4,266    $ 10,313
=============================================================================

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended June 30, 1998 and 1997, the Company's average investment in impaired loans was $7,212 and $10,054, respectively, and interest income recorded during this period was $574 and $581, respectively. The Company records interest on non-accrual loans utilizing the cash basis method of accounting during periods when the loans are in non-accrual status.

In the ordinary course of business, the Bank makes loans to its directors, officers and employees at substantially the same terms prevailing at the time of origination for comparable transactions with borrowers. The following is a summary of related party loan activity:

                                                     Year Ended June 30,
-----------------------------------------------------------------------------
                                                1998        1997        1996
-----------------------------------------------------------------------------
Balance, beginning of period                 $  1,825   $  2,462    $  2,315
Originations                                    1,364         43         471
Payments                                         (105)      (340)        (90)
Termination                                      (343)      (340)       (234)
-----------------------------------------------------------------------------
Balance, end of period                       $  2,741   $  1,825    $  2,462
=============================================================================

4. MORTGAGE BANKING (DOLLARS IN THOUSANDS)

The following summarizes the unpaid principal balance of loans serviced by the
Company:

                                                     Year Ended June 30,
-----------------------------------------------------------------------------
                                                1998        1997        1996
-----------------------------------------------------------------------------
Loans serviced for Federal Home Loan
  Mortgage Corporation                        $149,730   $189,586    $221,019
Loans serviced for Federal National
  Mortgage Association                         233,066    274,348     305,446
Loans serviced for other investors              51,905     66,384      74,632
-----------------------------------------------------------------------------
                                              $434,701   $530,318    $601,097
=============================================================================

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Company held borrowers' escrow balances related to loans serviced for others of $754 and $882 as of June 30, 1998 and 1997, respectively. These escrow balances are included in deposits in the accompanying consolidated balance sheet.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of loans sold was as follows:

                                                     Year Ended June 30,
-----------------------------------------------------------------------------
                                                1998        1997        1996
-----------------------------------------------------------------------------
Loans sold
  Servicing - released                        $424,246   $341,471    $437,917
  Servicing - retained                             428      1,539      16,127
-----------------------------------------------------------------------------
                                              $424,674   $343,010    $454,044
=============================================================================

Loans receivable available for sale consisted of the following:

                                                               June 30,
-----------------------------------------------------------------------------
                                                           1998        1997
-----------------------------------------------------------------------------
Adjustable rate                                         $    153    $  4,128
Fixed rate                                                67,095      15,856
-----------------------------------------------------------------------------
                                                        $ 67,248    $ 19,984
=============================================================================

5. REAL ESTATE AVAILABLE FOR SALE (DOLLARS IN THOUSANDS)

Real estate consisted of the following:
                                                              June 30,
-----------------------------------------------------------------------------
                                                          1998        1997
-----------------------------------------------------------------------------
Foreclosed real estate                                  $  4,909    $  2,761
Investment real estate                                     2,624       3,504
-----------------------------------------------------------------------------
                                                           7,533       6,265
-----------------------------------------------------------------------------
Allowance for estimated losses:
  Foreclosed real estate                                    (462)       (126)
  Investment real estate                                    (149)       (463)
-----------------------------------------------------------------------------
                                                            (611)       (589)
-----------------------------------------------------------------------------
                                                        $  6,922    $  5,676
=============================================================================

The following summarizes the components of the net change in the allowance for losses on real estate:

                                                     Year Ended June 30,
-----------------------------------------------------------------------------
                                                1998        1997        1996
-----------------------------------------------------------------------------
Balance, beginning of period                   $  589      $ 755    $  1,342
Provisions for losses                             326        306         239
Charge-offs                                      (304)      (472)       (826)
-----------------------------------------------------------------------------
Balance, end of period                         $  611      $ 589    $    755
=============================================================================

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PREMISES AND EQUIPMENT (DOLLARS IN THOUSANDS)

Premises and equipment consisted of the following:

                                                              June 30,
-----------------------------------------------------------------------------
                                                          1998        1997
-----------------------------------------------------------------------------
Land                                                   $  2,648    $  2,564
Buildings                                                 6,812       6,678
Leasehold improvements                                      578         491
Furniture and equipment                                   8,736       7,594
Automobiles                                                 146         180
-----------------------------------------------------------------------------
                                                         18,920      17,507
Less accumulated depreciation and amortization          (11,491)    (10,682)
-----------------------------------------------------------------------------
                                                       $  7,429    $  6,825
=============================================================================

7.DEPOSITS (DOLLARS IN THOUSANDS)

                                 June 30, 1998               June 30, 1997
-----------------------------------------------------------------------------
                           Interest Rate    Amount   Interest Rate    Amount

-----------------------------------------------------------------------------

Checking deposits              0%-3.20%   $ 56,630       0%-1.00%   $ 26,382
Passbook deposits           1.98%-4.78%     62,201    2.08%-2.96%     45,898
Money market deposits       2.37%-4.51%     71,493    1.00%-4.55%     85,995
Term deposits
  Under $100,000            2.00%-8.00%    308,484    2.62%-8.00%    281,946
  $100,000 and over         4.40%-8.00%     84,217    4.40%-8.00%     68,538
-----------------------------------------------------------------------------
                                          $583,025                  $508,759
=============================================================================
Weighted average interest
  rate on deposits                            4.67%                     4.79%
=============================================================================

On March 26, 1998, the Bank assumed $16 million in deposits in connection with its purchase of the Blythe branch of Bank of America and subsequently merged its operations in Blythe.

The aggregate annual maturities of term accounts are as follows:

                                                          June 30,
-----------------------------------------------------------------------------
                                                     1998        1997
-----------------------------------------------------------------------------
Within one year                                    $336,618    $288,178
One to two years                                     36,257      37,173
Two to three years                                    3,720      13,278
Three to four years                                   9,151       3,255
Thereafter                                            6,955       8,599
-----------------------------------------------------------------------------
                                                   $392,701    $350,483
=============================================================================

Interest expense is summarized as follows:

                                                    Year Ended June 30,
-----------------------------------------------------------------------------
                                              1998        1997        1996
-----------------------------------------------------------------------------
Checking                                   $    223   $    229    $    203
Term deposits                                21,025     18,036      18,027
Money market deposits                         3,247      3,490       4,034
Passbook deposits                             1,216      1,357       1,743
-----------------------------------------------------------------------------
                                           $ 25,711   $ 23,112    $ 24,007
=============================================================================

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserve is calculated based on deposit levels and amounted to $1,585 and $903 at Junea30, 1998 and 1997, respectively.

8. BORROWINGS (DOLLARS IN THOUSANDS)

Borrowings consisted of the following:

                                                              June 30,
-----------------------------------------------------------------------------
                                                         1998        1997
-----------------------------------------------------------------------------
Advances from Federal Home Loan Bank                  $132,114    $  6,828

Advances from the Federal Home Loan Bank were collateralized by pledges of certain real estate loans with an aggregate principal balance at June 30, 1998 and 1997 of $331,855 and $207,129, respectively. The Bank's overall borrowing capacity which is limited to 30% of total assets, as reported on the Bank's quarterly thrift financial reports, is approximately $241,357 and $178,530 at June 30, 1998 and 1997, respectively.

 As a member of the FHLB system, the Bank is required to maintain a minimum investment in FHLB stock. The investment exceeds the required level by $9 and $188 at June 30, 1998 and 1997, respectively. Any excess may be redeemed by the Bank or called by FHLB at par.

The aggregate annual maturities of advances are as follows:

                                                            June 30,
-----------------------------------------------------------------------------
                                                        1998        1997
-----------------------------------------------------------------------------
Within one year                                       $121,500    $  6,500
One to two years                                        10,260
Two to three years                                                     260
Over three years                                           354          68
-----------------------------------------------------------------------------
                                                      $132,114    $  6,828
=============================================================================
Weighted average interest rate                            5.70%       5.82%
=============================================================================

9. INCOME TAXES (DOLLARS IN THOUSANDS)

The provision for income taxes consisted of the following:

                                                Year Ended June 30,
-----------------------------------------------------------------------------
                                            1998       1997        1996
-----------------------------------------------------------------------------
Current:
  Federal                                 $ 3,376    $ 1,339     $ 1,244
  State                                     1,001        270         111
-----------------------------------------------------------------------------
                                            4,377      1,609       1,355
-----------------------------------------------------------------------------
Deferred:
  Federal                                    (649)       (62)        (95)
  State                                       (23)      (387)         72
-----------------------------------------------------------------------------
                                             (672)      (449)        (23)
-----------------------------------------------------------------------------
Provision (benefit) for income taxes      $ 3,705    $ 1,160     $ 1,332
=============================================================================

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                 Year Ended June 30,
-----------------------------------------------------------------------------
                                             1998       1997        1996
-----------------------------------------------------------------------------
Federal statutory income tax rate            34.0%      34.0%      34.0%
State taxes net of Federal tax effect         7.2%       7.3%       2.9%
Release of state valuation allowance                    (9.8%)
Life insurance proceeds                                           (10.7%)
Other                                         1.3%       5.9%       6.0%
-----------------------------------------------------------------------------
Effective income tax rate                    42.5%      37.4%      32.2%
=============================================================================

Deferred tax liabilities (assets) by jurisdiction were as follows:

                                                            June 30,
-----------------------------------------------------------------------------
                                                       1998        1997
-----------------------------------------------------------------------------

Deferred taxes - federal                            $ (1,264)   $   (934)
Deferred taxes - state                                  (632)       (774)
-----------------------------------------------------------------------------
                                                    $ (1,896)   $ (1,708)
=============================================================================

Deferred tax liabilities (assets) were comprised of the following:

                                                            June 30,
-----------------------------------------------------------------------------
                                                       1997        1996
-----------------------------------------------------------------------------

State taxes                                         $      -    $    216
Depreciation                                              299        474
Federal Home Loan Bank dividends                        1,498      1,374
Unrealized Gain on Securities                             412          -
-----------------------------------------------------------------------------
  Total deferred tax liabilities                       2,209       2,064
-----------------------------------------------------------------------------
State Tax                                                (79)          -
Market value adjustments                                 (94)       (230)
Loss reserves                                         (2,705)     (2,675)
Deferred compensation                                   (694)       (667)
Investment in real estate                               (141)       (142)
Other                                                   (392)        (58)
-----------------------------------------------------------------------------
  Total deferred tax assets                           (4,105)     (3,772)
-----------------------------------------------------------------------------
  Net deferred tax assets                           $ (1,896)   $ (1,708)
=============================================================================

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. CAPITAL (DOLLARS IN THOUSANDS)

Retained earnings at June 30, 1998 and 1997 included approximately $9,019 for which federal income tax of approximately $3,066 had not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Company were to convert its charter.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

Various adjustments are required to be made to retained earnings and total assets for computing these capital ratios, depending on an institution's capital and asset structure. The adjustment presently applicable to the Bank is for equity investments in real estate. In addition, in calculating risk-based capital, general loss allowances are includable as capital on a limited basis.

As of June 30, 1998, the most recent notification from the Office of the Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, core, and tangible leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios as of June 30, 1998 and 1997 are as follows:
                                                        To Be Well
                                                     Capitalized Under
                                                     Prompt Corrective
                                   Actual            Action Provisions
-----------------------------------------------------------------------------
                              Amount    Ratio    Amount               Ratio
-----------------------------------------------------------------------------
As of June 30, 1998

Risk based Capital (to risk
 weighted assets)            $ 70,940   14.12%  $ 50,240   Greater than 10.0%
                                                           or equal to
Core Capital (Tier I)
 (to total assets)             64,754    8.09%    40,032   Great than    5.0%
                                                           or equal to
Tier I leverage (to
 average assets)               64,754    9.32%    34,756   Greater than  5.0%
                                                           or equal to
Tier I capital (to risk
 weighted assets)              64,754   12.89%    30,144   Greater than  6.0%
                                                           or equal to

Tangible Capital (to
 total assets)                 64,754    8.09%    32,035   Greater than  4.0%
                                                           or equal to

As of June 30, 1997

Risk based Capital (to
 risk weighted assets)       $ 63,293   16.12%  $ 39,268   Greater than 10.0%
                                                           or equal to
Core Capital (Tier I)
 (to total assets)             58,377    9.89%    29,513   Greater than  5.0%
                                                           or equal to
Tier I leverage (to
 average assets)               58,377   10.21%    28,586   Greater than  5.0%
                                                           or equal to
Tier I capital (to
 risk weighted assets)         58,377   14.87%    23,561   Greater than  6.0%
                                                           or equal to
Tangible Capital (to
 total assets)                 58,377    9.89%    23,610   Greater than  4.0%
                                                           or equal to

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (DOLLARS IN THOUSANDS)

The Company has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements. Under the plan, employees may contribute up to 10% of their pre-tax compensation. The Company makes matching contributions up to 3% of participants' pre-tax compensation. Participants vest immediately in their own contributions with 100% vesting in the Company's contributions occurring after 6 years of credited service. The Company's expense for these plans was approximately $142, $13, and $550 for the years ended Junea30, 1998, 1997 and 1996, respectively.

The Company has severance agreements with certain of its officers which are renewable on an annual basis at the Company's option and a multi-year employment contract with one executive officer. The Company has an unfunded obligation of approximately $2,228 and $1,745 at Junea30, 1998 and 1997, respectively, to pay certain benefits upon retirement. Actuarially determined retirement costs are being accrued and expensed annually.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
As part of the conversion, an ESOP was established for all employees who are age 21 or older and have completed one year of service with the Company during which they have served a minimum of 1,000 hours. The ESOP borrowed $4,100 from the Company to purchase 410,017 shares of the common stock issued in the conversion. The loan will be repaid principally from the Company's contributions to the ESOP over a period of 15 years. At June 30, 1998, the outstanding balance on the loan was $3,619. Shares purchased with the loan proceeds are held in an unearned ESOP shares account and released on a pro rata basis as the loan is repaid. Contributions to the ESOP and shares released from the unearned ESOP shares account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after six years of credited service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Company. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The expense related to the ESOP totaled $579 and $338 for the years ending Junea30, 1998 and 1997. At June 30, 1998, the unearned ESOP shares account of $3,449 is reported as a reduction of stockholders' equity. The table below reflects ESOP activity for the period indicated:

                                                    Year Ended June 30,
-----------------------------------------------------------------------------
                                                     1998        1997
-----------------------------------------------------------------------------
Unallocated shares at beginning of period           371,964     395,234
Allocated                                            27,052      23,270
-----------------------------------------------------------------------------
Unallocated shares at end of period                 344,912     371,964
=============================================================================

The fair value of unallocated ESOP shares totaled $7,157 and $6,184 at June 30, 1998 and 1997, respectively.

12. INCENTIVE PLANS

MANAGEMENT RECOGNITION PLAN AND TRUST (MRP)
The Company has established the 1996 Management Recognition Plan ("MRP") to provide key employees and eligible directors with a propriety interest in the growth, development and financial success of the Company through the award of restricted stock. The Company acquired 205,000 shares of its common stock in the open market to fund the MRP. At June 30, 1998, 184,910 shares had been awarded with a weighted average fair value at the date of grant of $20.00 per share. Awarded shares vest over a five-year period as long as the employee or director remain an employee or director of the Company. The Company recognizes compensation expense for the MRP based on the fair value of the shares at grant date. MRP compensation expense for the year ended June 30, 1998 was $493.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTION PLAN
The Company has established the 1996 Stock Option Plan ("Plan") for certain of its directors and key employees under which up to 512,522 shares of common stock have been authorized to be granted. Under the Plan, options may not be granted at a price less than the fair market value at the date of grant. Options are exercisable in equal installments over a five-year period as long as the employee or director remain an employee or director of the Company. The maximum term of the options granted during 1997 is 10 years.

The following is a summary of changes in options outstanding:

                                                                   Weighted
                                                      Number of    Average
                                                      Shares       Price
-----------------------------------------------------------------------------
Outstanding at July 1, 1996                               --      $   --
  Granted (weighted average fair value of $8.38)     356,500       15.25
-----------------------------------------------------------------------------
Outstanding at June 30, 1997                         356,500       15.25
  Granted (weighted average fair value of $10.93)     75,000       20.59
  Cancelled                                           46,000       15.25
-----------------------------------------------------------------------------
Outstanding at June 30, 1998                         385,500      $16.29
-----------------------------------------------------------------------------

For outstanding options the weighted average remaining contractual life was
8.77 years. There were 62,100 shares under options that were exercisable at June 30, 1998. At June 30, 1998 127,022 shares were available for future grants under the Plan.

ADDITIONAL STOCK OPTION PLAN INFORMATION
The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123) in 1997. As permitted by SFAS No. 123, the Company continues to measure compensation cost in accordance with Accounting Principles Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), but provides pro forma disclosures of net income and earnings per share as if the fair method (as defined in SFAS No. 123) had been applied beginning in 1997.

The Company has calculated the fair value of stock-based awards to employees using the Black-Scholes option pricing model with the following weighted average assumptions: 5 year expected life; stock volatility, 28% and 27% in 1998 and 1997, respectively; risk free interest rates, 5.5% and 6.6% in 1998 and 1997, respectively; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income and basic earnings per share would have been $4,505 and $1.03 per share in 1998 and $1,789 and $0.38 per share in 1997.

13. EARNINGS PER SHARE
As of December 15, 1997, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share." It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator for the basic and diluted EPS computations.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              For the Year Ended June 30, 1998
                                 Income          Shares       Per Share
                               (numerator)    (denominator)     Amount
-----------------------------------------------------------------------------

NET INCOME                       $5,020
-----------------------------------------------------------------------------
BASIC EPS
  Net income available to
   common shareholders           $5,020        4,388,090        $1.14
=============================================================================
EFFECT OF DILUTIVE SHARES
  Stock options                                   94,222
  Restricted stock awards                         19,701
-----------------------------------------------------------------------------
DILUTED EPS
  Net income to common
   shareholders plus
   assumed conversion            $5,020        4,502,013        $1.11
=============================================================================

                                   For the Year Ended June 30, 1998
-----------------------------------------------------------------------------
                                 Income          Shares       Per Share
                               (numerator)    (denominator)     Amount
-----------------------------------------------------------------------------

NET INCOME                       $1,941
-----------------------------------------------------------------------------
BASIC EPS
Net income available to
 common shareholders             $1,941        4,705,043        $0.41
=============================================================================
EFFECT OF DILUTIVE SHARES
  Stock options                                   40,309
-----------------------------------------------------------------------------
DILUTED EPS
  Net income to common
   shareholders plus
   assumed conversions           $1,941        4,745,352        $0.41
=============================================================================

14. COMMITMENTS AND CONTINGENCIES (DOLLARS IN THOUSANDS)

The Company is involved in various legal matters associated with its normal operations. In the opinion of management, these matters will be resolved without material effect on the Company's financial position.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company conducts a portion of its operations in leased facilities under noncancellable agreements classified as operating leases. In addition, the Company leases data processing equipment under operating leases expiring during the next five years. The following is a schedule of minimum rental payments under such operating leases which expire at various dates:

                                                                 June 30,
                                                                   1998
-----------------------------------------------------------------------------
            Fiscal Year
              1999                                                $  507
              2000                                                   343
              2001                                                   174
              2002                                                   137
              2003                                                   100
              Thereafter                                             182
-----------------------------------------------------------------------------
            Total minimum payments required                       $1,443
=============================================================================

Lease expense under operating leases approximated $679, $656, and $390 for the years ended Junea30, 1998, 1997 and 1996, respectively.

15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (DOLLARS IN THOUSANDS)

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

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

instruments is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as all conditions have been met in the contract. These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee. Since some of these commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. At June 30, 1998 and 1997, interest rates on commitments to lend ranged from 6.00% to 10.85% and 5.50% to 12.99%, respectively.

In an effort to minimize its exposure to interest rate fluctuations on fixed rate loans originated for sale, the Company enters into forward agreements to sell certain dollar amounts of fixed rate loans to third parties. These agreements specify the minimum maturity of the loans, yield to purchaser and servicing spread to the Company (if servicing is retained), and the maximum principal amount of individual loans. The Company typically satisfies these forward sale agreements with its current production; at June 30, 1998 and 1997 the aggregate amount of loans available for sale and of commitments to originate exceeded the Company's forward sales commitments to sell loans. At June 30, 1998 and 1997, interest rates on commitments to sell loans ranged from 6.00% to 11.00% and 5.75% to 12.25%, respectively.

The Company is exposed to interest rate risk on fixed rate commitments to originate loans for sale to the extent forward sale agreements have not been entered into. To minimize this risk, the Company purchases over the counter put options with option periods that generally coincide with the terms of the commitments to originate loans. The contract or notional amount of these instruments reflect the extent of involvement the Company has in this particular class of financial instruments. The Bank's exposure to loss on these financial instruments is limited to the premiums paid. Premiums paid and deferred gains on put options are recorded as an adjustment to the carrying value of loans available for sale and recognized in earnings when the loan is sold. At June 30, 1998, the notional principal amount of options outstanding was $3,000. There were no options outstanding at June 30, 1997.

In addition to construction loans in process, the Company had the following outstanding commitments:

                                                            June 30,
-----------------------------------------------------------------------------
                                                       1998         1997
-----------------------------------------------------------------------------
Commitments to originate mortgage loans:
  Fixed rate                                         $ 38,385    $ 31,070
  Adjustable rate                                       6,537      19,902
                                                       44,922      50,972
-----------------------------------------------------------------------------
Unused lines of credit                                  9,529       7,569
Commitments to sell loans                              65,965      22,298

16. FAIR VALUES OF FINANCIAL INSTRUMENTS (DOLLARS IN THOUSANDS)

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

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Commitments: Commitments to extend credit at June 30, 1998 are offered at substantially the same rates and terms of commitments offered on June 30, 1998 to parties of similar credit worthiness. Therefore, it is presumed that no significant difference exists between the carrying and fair value. See Note 14.

The carrying amount and fair values of the Company's financial instruments were as follows:
                                   June 30, 1998          June 30, 1997
-----------------------------------------------------------------------------
                               Carrying     Market     Carrying     Market
                               Amount       Value      Amount       Value
-----------------------------------------------------------------------------
FINANCIAL ASSETS:
Cash                          $ 23,433     $ 23,433    $ 20,111    $ 20,111
Investment securities           74,028       73,948      33,645      33,664
Loans receivable available
 for sale                       67,248      68,035      19,984       20,188

Loans held for investment      620,128      621,340     517,147     518,981
Accrued interest receivable      4,940        4,940       3,378       3,378
FHLB stock                       6,606        6,606       4,879       4,879

FINANCIAL LIABILITIES:
Deposits                       583,025      585,237     508,759     509,462
Borrowings                     132,114      132,118       6,828       6,841

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. CONVERSION (DOLLARS IN THOUSANDS)

In connection with the conversion (see Note 1), the Company issued and sold to the public 5,125,215 shares of its common stock (par value $.01 per share) at a price of $10.00 per share. The proceeds, net of $1,474 in conversion costs, received by the Company from the issuance amounted to $49,779. Prior to the completion of the conversion, Provident Financial Holdings, Inc. had no assets or liabilities and did not conduct any business other than of an organizational nature.

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

18. HOLDING COMPANY CONDENSED FINANCIAL INFORMATION (DOLLARS IN THOUSANDS)

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed balance sheet for Provident Financial Holdings, Inc. (Holding Company only) as of June 30, 1998 and 1997 and condensed statements of operations and cash flows for the year ended June 30, 1998.

CONDENSED BALANCE SHEETS
                                                           June 30,
-----------------------------------------------------------------------------
                                                      1998        1997
-----------------------------------------------------------------------------
ASSETS
  Cash                                              $  2,176    $    792
  Investment securities held to maturity              12,003      18,171
  Investment securities available for sale               500          --
  Investment in subsidiary                            68,337      63,165
  Other assets                                         3,788       3,931
-----------------------------------------------------------------------------
                                                    $ 86,804    $ 86,059
=============================================================================
LIABILITIES AND STOCKHOLDERSAE EQUITY
  Other liabilities                                 $    748    $    612
-----------------------------------------------------------------------------
  Stockholders' equity                                86,056      85,447
-----------------------------------------------------------------------------
                                                    $ 86,804    $ 86,059
=============================================================================

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF OPERATIONS

                                                   Year ended   Year ended
                                                     June 30,     June 30,
                                                      1998         1997
-----------------------------------------------------------------------------
Interest and other income                           $  1,143    $  1,470
General and administrative expense                       297         185
-----------------------------------------------------------------------------
  Income before equity in earnings of the subsidiary     846       1,285
Equity in earnings of the subsidiary                   4,599       1,267
-----------------------------------------------------------------------------
  Income before income taxes                           5,445       2,552
  Income taxes                                           425         611
-----------------------------------------------------------------------------
    Net income                                      $  5,020    $  1,941
=============================================================================

CONDENSED STATEMENT OF CASH FLOWS

                                                   Year Ended   Year Ended
                                                     June 30,     June 30,
                                                      1998         1997
-----------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                        $  5,020    $  1,941
Adjustments to reconcile net earnings to cash
used by operating activities:
  Equity in earnings of the subsidiary                (4,599)     (1,267)
  Decrease in other assets                               143       1,561
  Increase in other liabilities                          136         562
-----------------------------------------------------------------------------
    Net cash provided by operating activities            700       2,797
-----------------------------------------------------------------------------
Cash flow from investing activities:
  Purchase of investing securities held to maturity  (15,390)    (64,445)
  Maturity of investing securities held to maturity   21,557      64,247
  Purchase of investment securities available for
    sale                                                (500)          -
-----------------------------------------------------------------------------
    Net cash used by investing activities              5,667        (198)
-----------------------------------------------------------------------------
Cash flow from financing activities:
  Treasury stock purchases                            (4,983)     (3,291)
-----------------------------------------------------------------------------
Net decrease in cash during the year                   1,384        (692)
Cash and cash equivalents, beginning of year             792       1,484
-----------------------------------------------------------------------------
Cash and cash equivalents, end of year              $  2,176    $    792
=============================================================================

                           SHAREHOLDER INFORMATION

MARKET FOR COMMON STOCK

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Stock Market under the symbol of PROV. The following table provides the high and low stock prices for PROV during the last two fiscal years.

                         First          Second         Third        Fourth
                     (September 30,) (December 31,)  (March 31,)   (June 30,)
-----------------------------------------------------------------------------
1998 QUARTERS
  High                   $20.13          $22.25        $24.25        $24.13
  Low                     16.75           19.56         20.00         20.13
1997 QUARTERS
  High                    12.63           14.63         17.25         17.38
  Low                     10.13           12.38         13.75         14.13
-----------------------------------------------------------------------------

ANNUAL MEETING

The annual meeting of shareholders will be held at the Riverside Art Museum at 3425 Mission Inn Avenue, Riverside, California on Tuesday, October 27, 1998, at 11:00 a.m. A formal notice of the meeting, together with a proxy statement and proxy form, will be mailed to shareholders.

CORPORATE OFFICES

Provident Financial Holdings, Inc.
3756 Central Avenue
Riverside, CA 92506
(909) 686-6060

CORPORATE COUNSEL

Breyer & Aguggia
1300 I Street, N.W.
Washington, D.C. 20005

INDEPENDENT ACCOUNTANTS

PricewaterhouseCoopers LLP
400 South Hope Street
Los Angeles, CA 90071

TRANSFER AGENT

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
(908) 497-2300

MARKET INFORMATION

Provident Financial Holdings, Inc. is traded on the NASDAQ Stock Market under the symbol of PROV.

FINANCIAL INFORMATION

Requests for copies of forms 10-K and 10-Q filed with the Securities and Exchange Commission should be directed in writing to:

Brian M. Riley
Chief Financial Officer
Provident Financial Holdings, Inc.
3756 Central Avenue
Riverside, CA 92506

CORPORATE PROFILE

Provident Financial Holdings, Inc. ("Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. The Corporation does not engage in any significant activity other than holding the stock of the Savings Bank. The Savings Bank serves the banking needs of select communities in Riverside and San Bernardino Counties and has mortgage lending operations in Southern California and Nevada.

BOARD OF DIRECTORS AND SENIOR OFFICERS

BOARD OF DIRECTORS

Bruce W. Bennett
President
Community Care & Rehabilitation Center

Craig G. Blunden
Chairman, President & CEO
Provident Savings Bank, FSB

Debbi H. Guthrie
President
Roy O. Huffman Roofing Company

Robert G. Schrader
Executive Vice President &
Chief Operating Officer
Provident Savings Bank, FSB

Roy H. Taylor
President
Talbot-Goldware & Taylor Insurance

William E. Thomas
Partner
Burke, Williams & Sorenson, LLP

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

                                 PROVIDENT BANK
                                BRANCH LOCATIONS
                                CORPORATE OFFICE
                               3756 Central Avenue
                               Riverside, CA 92506

                            DOWNTOWN BUSINESS CENTER
                                4001 Main Street
                               Riverside, CA 92501

                                  CANYON CREST
                           5225 Canyon Crest Drive #86
                               Riverside, CA 92507

                                  MORENO VALLEY
                              12460 Heacock Street
                             Moreno Valley, CA 92553

                               MORENO VALLEY NORTH
                           23575 Sunnymead Ranch Pkwy.
                             Moreno Valley, CA 92557

                                    REDLANDS
                              125 E. Citrus Avenue
                               Redlands, CA 92373

                                    SUN CITY
                            27010 Sun City Boulevard
                               Sun City, CA 92586

                                      HEMET
                             1690 E. Florida Avenue
                                 Hemet, CA 92544

                                  RANCHO MIRAGE
                               71-991 Highway 111
                             Rancho Mirage, CA 92270

                                     BLYTHE
                                350 E. Hobson Way
                                Blythe, CA 92225

                            CUSTOMER INFORMATION LINE
                                   1-800-442-5201

                                 PROFED MORTGAGE
                                BRANCH LOCATIONS
                                 DIVISION OFFICE
                               3756 Central Avenue
                               Riverside, CA 92506

                                WHOLESALE OFFICES
                                -----------------
                                RANCHO CUCAMONGA
                           10390 Commerce Center Drive
                                    Suite 190
                           Rancho Cucamonga, CA 91730

                                 RETAIL OFFICES
                                 --------------
                          LAKE FOREST - PACIFIC SUNBELT
                             23201 Lake Center Drive

                                    Suite 100
                              Lake Forest, CA 92630

                           LAS VEGAS - PACIFIC SUNBELT
                             7720 West Sahara Avenue
                                    Suite 106
                               Las Vegas, NV 89117

                                RANCHO CUCAMONGA
                           10390 Commerce Center Drive
                                    Suite 280
                           Rancho Cucamonga, CA 91730

                                  RANCHO MIRAGE
                               71-991 Highway 111
                             Rancho Mirage, CA 92270

                                    REDLANDS
                         501 W. Redlands Blvd., Suite G
                               Redlands, CA 92373

                                    SANTA ANA
                        1450 N. Tustin Avenue, Suite 212
                               Santa Ana, CA 92705

                                    TORRANCE
                              22805 Hawthorne Blvd.
                               Torrance, CA 90505

                                    RIVERSIDE
                         2915 Van Buren Blvd., Suite J-2
                               Riverside, CA 92503

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

                                  EXHIBIT 23

                         Consent of Independent Auditors

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-30935) of Provident Financial Holdings, Inc. of our report dated August 14, 1998 appearing on page 12 of the 1998 Annual Report which is incorporated in this Annual Report which is incorporated in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
September 24, 1998