Form 10-Q
period 1998-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 1998-11-12
CIK 1010470

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended.....................September 30, 1998
                                                         ------------------
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

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

              3756 Central Avenue, Riverside, California 92506
              ------------------------------------------------
           (Address of principal executive offices and Zip code)

                                (909) 686-6060
                                --------------
             (Registrant's telephone number, including area code)

                 -----------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1)   Yes   X  .    No      .
                -----        -----

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title of class :                       As of October 30, 1998
            ----------------                       ----------------------
     Common stock, $ 0.01 par value                  4,625,414 shares *

       * Includes 338,149 shares held by employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts; and 147,928 shares held by management recognition plan which have been committed to be released and allocated to participant accounts.

                     PROVIDENT FINANCIAL HOLDINGS, INC.

                            Table of Contents

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

          Consolidated Statements of Financial Condition
          as of September 30, 1998 and June 30, 1998.....................1

          Consolidated Statements of Operations
          for the quarters ended September 30, 1998 and 1997.............2

          Consolidated Statement of Changes in Stockholders' Equity
          for the quarters ended September 30, 1998 and 1997.............3

          Consolidated Statements of Cash Flows
          for the quarters ended September 1998 and 1997.................4

          Selected Notes to Consolidated Financial Statements............5-6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

          General........................................................6

          Comparison of Financial Condition at September 30, 1998 and
          June 30, 1998..................................................6-7

          Comparison of Operating Results for the quarters ended
          September 30, 1998 and 1997....................................7-12

          Loan Origination...............................................12-13

          Liquidity and Capital Resources................................13-14

          Year 2000 issues...............................................14-15

          Supplemental Information.......................................15

PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.....................................16

          Item 2.  Changes in Securities.................................16

          Item 3.  Defaults upon Senior Securities.......................16

          Item 4.  Submission of Matters to vote of Stockholders.........16

          Item 5.  Other Information.....................................16

          Item 6.  Exhibits and Reports on Form 8-K......................16

SIGNATURES...............................................................17

EXHIBIT 27 - FINANCIAL DATA SCHEDULE.....................................18-19

                  PROVIDENT FINANCIAL HOLDINGS, INC.
         Consolidated Balance Sheet and Financial Highlights
                             (Unaudited)
                         Dollars in Thousands
                                             September 30,       June 30,
                                                 1998              1998
  ASSETS
   Cash                                       $  17,020         $  20,933
   Overnight deposits                             4,000             2,500
     Investment securities-held to maturity
     (market value $76,430 and $73,948,
     respectively)                               76,102            74,028
     Investment securities -available for
     sale at fair market value                    2,071             1,526
     Loans held for investment, net             632,124           620,128
     Loans available for sale, net               80,006            67,248
     Accrued interest receivable                  4,783             4,940
     Real estate available for sale, net          4,644             6,922
     Federal Home Loan Bank stock                 7,231             6,606
     Premises and equipment, net                  8,196             7,429
     Prepaid expenses and other assets            4,462             3,945
                                              ---------         ---------
              TOTAL ASSETS                    $ 840,639         $ 816,205
                                              =========         =========
 LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits :
        Non-interest bearing deposits          $ 10,209         $  10,768
        Interest bearing deposits               591,161           572,257
                                              ---------         ---------
     Total deposits                             601,370           583,025

     Borrowings                                 144,612           132,114
     Accounts payable and other liabilities      10,904            14,416
                                              ---------         ---------
           TOTAL LIABILITIES                    756,886           729,555

     Preferred stock, $.01 par value;
      (2,000,000 shares authorized; none
      issued and outstanding)
     Common stock, $.01 par value; (15,000,000
      shares authorized; 5,125,215 shares
      issued; 4,625,414 and 4,854,125
      outstanding at September 30, 1998
      and June 30, 1998 respectively)                51                51
     Additional paid-in capital                  50,931            50,875
     Retained earnings                           48,673            47,090
     Treasury stock at cost (479,711 and
      251,000 shares, respectively)              (9,954)           (5,305)
     Unearned stock compensation                 (6,586)           (6,654)
     Accumulated other comprehensive income,
      net of tax                                    638               593
                                              ---------         ---------
        TOTAL STOCKHOLDERS' EQUITY               83,753            86,650
                                              ---------         ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 840,639         $ 816,205
                                              =========         =========

                  PROVIDENT FINANCIAL HOLDINGS, INC.
                Consolidated Statements of Operations
                             (Unaudited)
           Dollars in Thousands, Except Earnings Per Share

                                                      Quarter ended
                                                       September 30,
                                                   1998            1997
  Interest income
   Loans receivable, net                       $  12,880         $ 10,755
   Investment securities                           1,211              463
   FHLB & FHLMC stocks                                87               74
   Interest-bearing deposits                          50              128
                                               ---------         --------
     Total interest income                        14,228           11,420

  Interest expense
     Savings accounts                                563              311
     Demand and NOW accounts                         980              914
     Certificates of deposit                       5,401            5,044
     FHLB advances                                 1,789              198
                                               ---------         --------
        Total interest expense                     8,733            6,467
                                               ---------         --------
  Net interest income                              5,495            4,953

  Provision for loan losses                          225              300
                                               ---------         --------
Net interest income after provision for
   loan losses                                     5,270            4,653

  Non-interest income
     Loan servicing and other fees                   745              800
     Gain on sale of loans                         1,549            1,060
     Other                                           490              446
                                               ---------         --------
        Total non-interest income                  2,784            2,306

  Non-interest expenses
     Salaries and employee benefits                3,417            2,857
     Premises and occupancy                          520              533
     Telephone                                       110              114
     Other                                         1,263              931
                                               ---------         --------
        Total non-interest expense                 5,310            4,435

  Income before taxes                              2,744            2,524
  Provision for income taxes                       1,161            1,057
                                               ---------         --------
  Net income                                   $   1,583         $  1,467
                                               =========         ========
        Basic earnings per share                   $0.38            $0.32
                                               =========         ========
        Diluted earnings per share                 $0.37            $0.32
                                               =========         ========


                              PROVIDENT FINANCIAL HOLDINGS, INC.
                       Consolidated Statement of Stockholders' Equity
                                        (Unaudited)
                            Dollars in Thousands, Except Shares
                    For the Quarters ended  September 30, 1998 and 1997

                                                                                         Unrealized
                                                                                         Gain on
                                  Common                                                 Securities
                                  Stock       Additional                     Unearned    Available
                             ----------------  Paid-in  Retained  Treasury     Stock     For
                             Shares    Amount  Capital  Earnings  Stock    Compensation  Sale     Total
---------------------------------------------------------------------------------------------------------
Balance at June 30, 1997     4,920,215  $ 51  $ 49,842  $ 42,070  $ (3,291)  $ (3,720)   $ 495  $ 85,447
Comprehensive income:
Net income                                                 1,467                                   1,467
Accumulated other compre-
 hensive Income:
Unrealized gain on securities
  available for sale, net
  of tax of $ 3.                                                                             5         5
Purchase of treasury stock     (84,000)                             (1,637)                       (1,637)
Release of shares under stock-
  based compensation plans                          62                             68                130
--------------------------------------------------------------------------------------------------------
Balance at September 30,
  1997                       4,836,215  $ 51  $ 49,904  $ 43,537  $ (4,928)  $ (3,652)   $ 500  $ 85,412
========================================================================================================

                                                                                         Unrealized
                                                                                         Gain on
                                  Common                                                 Securities
                                  Stock       Additional                     Unearned    Available
                             ----------------  Paid-in  Retained  Treasury     Stock     For
                             Shares    Amount  Capital  Earnings  Stock    Compensation  Sale     Total
---------------------------------------------------------------------------------------------------------
Balance at June 30, 1998     4,854,125  $ 51  $ 50,875  $ 47,090  $ (5,305)  $ (6,654)   $ 593  $ 86,650
Comprehensive income:
Net income                                                 1,583                                   1,583
Accumulated other compre-
  hensive Income:
Unrealized gain on securities
  available for sale, net
  of tax of $ 31.                                                                           45        45
Purchase of treasury stock    (228,711)                             (4,649)                       (4,649)
Release of shares under stock-
  based compensation plans                          56                             68                124
--------------------------------------------------------------------------------------------------------
Balance at September 30,
 1998                        4,625,414  $ 51  $ 50,931  $ 48,673  $ (9,954)  $ (6,586)   $ 638  $ 83,753
========================================================================================================

                                                  3

                  PROVIDENT FINANCIAL HOLDINGS, INC.
                 Consolidated Statement of Cash Flows
                             (Unaudited)
                         Dollars in Thousands

                                                      Quarter ended
                                                       September 30,
                                                   1998            1997
  Cash flows from operating activities
  Net Income                                   $   1,583         $  1,467
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                     300              253
   Amortization of loan fees                        (318)             (93)
   Provision for losses                              225              300
   Provision for losses on real estate                 0               18
   Gain on sale of loans                          (1,549)          (1,060)
   Decrease in accounts payable and other
    liabilities                                   (3,512)          (1,104)
   Decrease in prepaid expenses and other
    assets                                         2,092              205
   Loans originated for sale                    (159,610)        (106,792)
   Proceeds from sale of loans                   145,950          100,521
   Stock compensation                                124              130
                                               ---------        ---------
   Net cash used for operating activities        (14,715)          (6,155)

  Cash flows from financing activities:
   Net increase in deposits                       18,345           14,278
   Repayment of Federal Home Loan Bank
    Advances                                    (445,602)               0
   Proceeds from Federal Home Loan Bank
    Advances                                     458,100           12,000
   Treasury stock purchases                       (4,649)          (1,637)
                                               ---------        ---------
     Net cash provided by financing
      activities                                  26,194           24,641

  Cash flows from investing activities:
   Net increase in loans receivable              (12,148)         (28,153)
   Maturity of investment securities
    held-to-maturity                              15,034           21,690
   Purchases of investment securities
    held-to-maturity                             (17,596)         (22,598)
   Purchase of Federal Home Loan Bank Stock         (625)               0
   Proceeds from disposal of real estate           2,489            2,242
   Purchases of premises and equipment, net       (1,091)            (429)
   Other                                              45                0
                                               ---------        ---------
     Net cash used for investing activities      (13,892)         (27,248)
                                               ---------        ---------
     Net decrease in cash and cash equivalents    (2,413)          (8,762)

  Cash and cash equivalents at beginning of
   period                                         23,433           20,111
                                               ---------        ---------
  Cash and cash equivalents at end of period   $  21,020        $  11,349
                                               =========        =========
  Supplemental Information:
   Cash paid for interest                      $   9,238        $   6,862
   Cash paid for income taxes                      1,094              923
      Real estate acquired in settlement
       of loans                                      212            2,525

                  PROVIDENT FINANCIAL HOLDINGS, INC.
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1998

Note 1 : Basis of Presentation

The unaudited consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature. The balance sheet data at June 30, 1998 is derived from audited financial statements of Provident Financial Holdings, Inc. (The Company). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 1998 (File No. 0-28304) of the Company. Certain amounts in the prior period's financial statements may have been reclassified to conform to the current period's presentation.

Note 2 : Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary restated, to conform to the SFAS No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share :

                                                   For the Quarter ended
                                                        September 30,
                                                -----------------------------
                                                   1998              1997
Numerator:                                      -----------------------------
  Net income   numerator for basic earnings
    per share and diluted earnings per share-
    income available to common stockholders     $ 1,582,991      $ 1,466,997
                                                ===========      ===========
Denominator:
  Denominator for basic earnings per share:
    Weighted-average shares                       4,195,643        4,522,520

Effect of dilutive securities:
  Employee stock benefit plans                       79,965           71,674
                                                -----------      -----------
Denominator for diluted earnings per share:
  Adjusted weighted-average shares
  and assumed conversions                         4,275,608        4,594,194
                                                ===========      ===========
Basic earnings per share                             $ 0.38           $ 0.32
Diluted earnings per share                           $ 0.37           $ 0.32

Note 3: SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information"

This statement requires public companies to report certain information about operating segments as well as certain information about products, services and major customers in their financial statements. The Company will adopt this statement in the year ended June 30, 1999. Management does not believe that the adoption of this statement will have material impact on the financial position or results of operations of the Company.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Provident Financial Holdings, Inc. (the Company) is a Delaware corporation which was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. (the Savings Bank) upon the latter's conversion from a federal mutual to a federal stock savings bank ("the Conversion"). The Conversion was completed on June 27, 1996. The Company operates primarily in the business of attracting customer deposits to originate loans secured primarily by mortgages on residential real estate. Business operations also include ancillary activities related to real estate lending such as mortgage banking and real estate development. The Savings Bank is a federally chartered savings bank founded in 1956 whose deposits are insured by the FDIC under the Savings Association Insurance Fund (SAIF). The Savings Bank conducts business from its main office in Riverside, California and its nine branch offices. Through the operations of its Mortgage Banking Division (Profed), the Savings Bank has expanded its retail lending market to include a larger portion of Southern California and Southern Nevada. Profed operates three offices within the Savings Bank's retail branch facilities and seven free-standing loan production offices, one of which includes a wholesale loan department.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

The operating results of the Company depend primarily on its net interest income, its non-interest income (principally from mortgage banking activities) and its non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. Non-interest income is comprised of income from mortgage banking activities, gains on the occasional sale of assets and miscellaneous fees and income. The contribution of mortgage banking activities to the Company's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in the market interest rates and the local and national economy. The Company's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. Non-interest expenses related to mortgage banking activities include compensation and benefits, occupancy and equipment expenses, telephone and other operating costs, all of which are related to the volume of loans originated. The Company's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan origination.


Comparison of Financial Condition at September 30, 1998 and June 30, 1998

Total assets increased by $24.4 million, or 3.0% to $840.6 million at September 30, 1998 from $816.2 million at June 30, 1998. This increase was mainly the result of a $12.0 million, or 1.9% increase in loans held for investment to $632.1 million at September 1998 from $620.1 million at June 30, 1998 and a $12.8 million, or 19.0% increase in loans held for sale to $80.0 million at September 30, 1998 from $67.2 million at June 30, 1998. This growth was funded primarily by an increase in deposits, which rose $18.3 million, or 3.1% from $583.0 million at June 30, 1998 as a result of certificate of deposits and checking account promotions held in the first quarter. Federal Home Loan Bank (FHLB) advances funded the remaining increase.

Investment securities held to maturity increased by $2.1 million and Overnight deposits increased by $1.5 million whereas cash balances were reduced by $3.9 million as the result of the Company's continued improvements in cash management.

The total equity decreased by $2.9 million which was mainly due to the combined effects of $1.5 million in net income for the first quarter and the repurchase of 5% of the Company's stock in early August 1998 at a cost of $4.7 million.

Comparison of Operating Results for the Quarter ended September 30, 1998 and
1997

The Company's net income for the quarters ended September 30, 1998 and 1997 were $1.58 million and $1.47 million, respectively. An increase of $0.5 million on net interest income plus an increase of $0.5 million in gain on sale of loans was offset by an increase in overhead expenses. This increase was attributable mainly to expenses recorded in relation to the Company's stock-based compensation programs and higher mortgage production related expenses.

The Company's net interest margin decreased to 2.78% for the quarter ended September 30, 1998 as compared to 3.27% for the quarter ended September 30, 1997 due to lower loan yield and interest rate compression. Interest rate compression occurs when the spread between the rates paid on deposits and borrowings and the rates received on loans and investments begins to narrow. Net interest income increased $0.5 million for the first quarter, or 10.9% due to the increase in volume of interest earning assets.

Interest Income. Interest income increased by $2.8 million, or 24.6%, to $14.2 million for the quarter ended September 30, 1998 from $11.4 million for the same quarter last year. This was the combined result of a lower average yield on interest earning assets, from 7.53% to 7.19%, and a higher average interest-earning-asset base, from $606.5 million to $791.5 million.

Loan interest income increased by $2.1 million, or 19.8% to $12.9 million in the quarter ended September 1998 as compared to $10.8 million for the same period last year. The majority of this increase was attributable to an increase in the level of loans held for investment and loans held for sale.

The interest income derived from investment securities increased by $0.7 million, or 161.6% to $1.2 million for the quarter ended September 30, 1998 from $0.5 million for the same quarter last year. This was a result of a higher level of investment securities from $75.5 million at September 30, 1997 to $78.1 million at September 30, 1998.

Interest Expense. Interest expense for the quarter ended September 30, 1998 was $8.7 million as compared to $6.5 million for the same period last year, an increase of $2.2 million or 35.0%. This increase was attributable to an increase in average interest bearing liabilities, particularly FHLB advances and deposits. Average deposits increased by $76.9 million, or 14.9%, during the quarter compared to the same period in the prior year; and the rate paid on deposits decreased to 4.64% during the quarter ended September 30, 1998 from 4.82% during the same quarter in 1997. FHLB advances averaged $125.2 million during the quarter ended September 30, 1998 compared to $13.7 million for the 1997 quarter. The volume increase on FHLB advances resulted in a $ 1.6 million or 802.0% increase in related interest expense for the quarter compared to the prior year. The average rate paid on these advances decreased to 5.66% for the quarter ended September 30, 1998 from 5.74% in the same quarter in 1997, in accordance with decreasing investment yield in the market.

Average balance sheets
(dollars in thousands)
                                Quarter Ended              Quarter Ended
                                   9/30/98                     9/30/97
                          -------------------------- -------------------------
                          Average            Yield/  Average            Yield/
                          Balance  Interest  Cost    Balance  Interest  Cost
                          -------  --------  ----    -------  --------  ----
Interest-earning assets:
Loans receivable, net
 (1)                      $703,908  $12,880  7.32%   $560,544  $10,755  7.67%
Investment securities       76,816    1,211  6.31%     31,347      463  5.91%
FHLB stock                   6,702       87  5.19%      4,934       74  6.00%
Interest-earning deposits    4,119       50  4.86%      9,627      128  5.32%
                          --------  -------  ----    --------  -------  ----
Total interest-earning
 assets                    791,545   14,228  7.19%    606,452   11,420  7.53%

Non-interest earning
 assets                     33,608                     25,756
                          --------                   --------
Total assets              $825,153                   $632,208
                          ========                   ========
Interest-bearing liabilities:
Savings accounts          $ 78,787      563  2.84%   $ 45,579      311  2.71%
Demand and NOW accounts    120,564      980  3.22%    114,478      914  3.17%
Certificate accounts       394,028    5,401  5.44%    356,464    5,044  5.61%
                          --------  -------  ----    --------  -------  ----
Total deposits             593,379    6,944  4.64%    516,521    6,269  4.82%

FHLB advances              125,194    1,786  5.66%     13,687      198  5.74%
Other borrowings               196        3  6.07%          0        0  0.00%
Total Interest-bearing    --------  -------  ----    --------  -------  ----
liabilities                718,769    8,733  4.82%    530,208    6,467  4.84%

Non-interest-bearing
liabilities                 21,635                     16,911
                          --------                   --------
Total liabilities          740,404                    547,119
Retained earnings           84,749                     85,089
                          --------                   --------
Total liabilities and
retained earnings         $825,153                   $632,208
                          ========  -------          ========  -------
Net interest income                 $ 5,495                    $ 4,953
                                    =======                    =======
Interest rate spread (2)                     2.37%                      2.69%
Net interest margin (3)                      2.78%                      3.27%
Ratio of average
interest-earning assets
to average interest-
bearing liabilities         110.13%                    114.38%

Return on Assets              0.77%                      0.93%
Return on Equity              7.47%                      6.90%

(1) Includes loans available for sale
(2) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Rate/Volume Variance
(dollars in thousands)

 Quarter Ended September 30,1998 compared to Quarter Ended September 30, 1997
                      Increase (Decrease) Due to
-----------------------------------------------------------------------------
                                                        Rate/
                                    Rate      Volume    Volume        Net
                                  -------    --------   -------     --------
Interest income
  Loans receivable (1)            $  (498)   $  2,750   $  (127)    $  2,125
  Investment securities                32         672        46          750
  FHLB stock                          (11)         26        (4)          11
  Interest-bearing deposits           (11)        (73)        6          (78)
                                  -------    --------   -------     --------
Total net change in income
  on interest-earning assets         (488)      3,375       (79)       2,808

Interest-bearing liabilities:
  Savings accounts                     15         226        11          252
  Demand and NOW accounts              17          48         1           66
  Certificate accounts               (158)        532       (17)         357
  FHLB advances                        (3)      1,613       (22)       1,588
  Other borrowings                      0           0         3            3
                                  -------    --------   -------     --------
Total net change in expense on
  interest-bearing liabilities       (129)      2,419       (24)       2,266
                                  -------    --------   -------     --------
Net change in net interest
  income                          $  (359)   $    956   $   (55)    $    542
                                  =======    ========   =======     ========

(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

Provision for Loan Losses. The provision for loan losses was $225,000 for the quarter ended September 30, 1998 as compared to $300,000 for the same period last year. At September 30, 1998, loan loss reserves as a percentage of net loans receivable were 1.01% as compared to 1.04% at September 30, 1997.

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans. Provision for losses are charged against operations on a monthly basis as necessary to maintain the allowance at appropriate levels. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the portfolio. Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected due to economic, operating, regulatory, and other conditions beyond the control of the Company.
                                       9
PAGE

The following tables are provided to disclose additional details on the Company's allowance for loan losses and asset quality (dollars in thousands):

Allowance for loan losses
                                               For the Quarter Ended
                                    September 30, 1998     September 30, 1997
                                    ------------------     ------------------

Allowance at beginning of period         $   6,186              $   5,465
Provision for loan losses                      225                    300
Recoveries:
Mortgage loans:
  One-to-four family                            17                     11
  Multifamily                                    0                     39
  Commercial                                     0                      0
  Construction                                   0                      0
Consumer loans                                  31                     14
Commercial business lending                      0                      0
Other loans                                      0                      0
                                         ---------              ---------
  Total recoveries                              48                     64

Charge-offs:
Mortgage loans:
  One-to-four family                           (81)                   (25)
  Multifamily                                    0                     (2)
  Commercial                                     0                   (102)
  Construction                                   0                      0
Consumer loans                                 (25)                   (46)
Commercial business lending                      0                      0
Other loans                                      0                      0
                                         ---------              ---------
  Total charge-offs                           (106)                  (175)
                                         ---------              ---------
  Net charge-offs                              (58)                  (111)
                                         ---------              ---------
   Balance at end of period              $   6,353              $   5,654
                                         =========              =========
Allowance for loan losses as a
  percentage of gross loan
  receivable                                  1.00%                  1.02%

Net charge-offs as a percentage
  of average loans outstanding
  during the period                          -0.03%                 -0.08%

Allowance for loan losses as a
 percentage of Non-performing
 loans at the end of the period             328.66%                158.33%

Asset Quality. The following tables are provided to disclose additional details on asset quality (dollars in thousands):

                                     At September 30,       At September 30,
                                          1998                   1997
                                    ------------------     ------------------
Loans accounted for on
 a non-accrual basis:
Mortgage loans:
  One-to-four family                     $   1,670              $   3,369
  Multifamily                                    0                      0
  Commercial                                   245                      0
  Construction                                   0                      0
Consumer loans                                  18                     65
Commercial business lending                      0                      0
Other loans                                      0                      0
                                         ---------              ---------
  Total                                      1,933                  3,434

Accruing loans which are contractually
  past due 90 days or more:
Mortgage loans:
  One-to-four family                             0                    137
  Multifamily                                    0                      0
  Commercial                                     0                      0
  Construction                                   0                      0
Consumer loans                                   0                      0
Commercial business lending                      0                      0
Other loans                                      0                      0
                                         ---------              ---------
  Total                                          0                    137

Total of non-accrual and 90 days
  past due loans                             1,933                  3,571

Real estate owned                            2,170                  2,607
                                         ---------              ---------
  Total non-performing assets            $   4,103              $   6,178
                                         =========              =========
Restructured loans                       $   1,569              $   3,955

Non-accrual and 90 days or more past
  due loans as a percentage of
  portfolio loans receivable, net             0.31%                  0.66%

Non-accrual and 90 days or more past
  due loans as a percentage of total
  assets                                      0.23%                  0.56%

Non-performing assets as a percentage of      0.49%                  0.96%
  total assets

The Company addresses loans individually and identifies impairment when the accrual of interest has been discontinued, loans have been restructured or Management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing. Factors considered in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower and the current economic conditions. The Company measures each impaired loan based on the fair value of its collateral and charges off those loans or portions of loans deemed uncollectible.

Non-interest Income. Non-interest income increased by $0.5 million or 20.7% to $2.8 million during the quarter ended September 30, 1998 from $2.3 million during the same period last year. The major contributor to this increase was the gain on sale of loans which increased by $0.5 million or 46.1% to $1.5 million during the quarter ended September 30, 1998. This was due to an increase of $46.5 million in the aggregate amount of loans sold during the period as compared to that of the same period in the prior year.

Non-interest Expenses. Non-interest expenses increased by $0.9 million during the quarter to $5.3 million from $4.4 million in the same period last year. This increase was attributable mainly to expenses recorded in relation to the Company's stock-based compensation programs and higher production related expenses.

Income taxes. Income tax expense was $1.16 million for the quarter versus $1.06 million for the same quarter last year. The resulting effective tax rate for the quarter ended September 30, 1998 was 42.3% compared to 41.9% for the same period last year.

Loan Origination Volumes. The following table is provided to disclose additional details related to the volume of loans originated (dollars in thousands):

Loan Origination Volumes
                                              For the Quarter Ended
                                                    September 30,
                                            --------------------------
                                                1998             1997
Loans originated for sale:                  ---------        ---------
  Retail originations                       $  67,675        $  38,518
  Wholesale originations                       91,936           69,557
                                            ---------        ---------
   Total loans originated for sale            159,611          108,075

Loans sold:
  Servicing released                          145,729           99,462
  Servicing retained                              221                0
                                            ---------        ---------
   Total loans sold                           145,950           99,462

Loans originated for portfolio:
  Mortgage loans:
    One-to-four family                         44,733           44,758
    Multifamily                                     0                0
    Commercial                                  1,631              250
    Construction loans                          7,519            3,974
  Consumer                                      6,084            2,010
  Commercial business lending                   3,548              692
  Other loans                                      68                0
                                            ---------        ---------
   Total loans originated for portfolio        63,583           51,684

Loans purchased:
  Mortgage loans:
    One-to-four family                              0              428
    Commercial                                      0                0
                                            ---------        ---------
   Total loans purchased                            0              428

Mortgage loan principal repayments             49,356           25,661

Real estate acquired in
  settlement of loans                             212            2,647

(Decrease) increase in other items, net (1)    (2,922)             625
                                            ---------        ---------
Net increase in loans receivable, net       $  24,754        $  33,042
                                            =========        =========

(1) Includes changes in accrued interest, loans in process, discounts and loan loss reserves.

Liquidity and Capital Resources. The Company's primary source of funds are deposits, proceeds from loan principal and interest payments, sales of loans, the maturity of and interest income on investment securities, and FHLB advances. The Savings Bank has a credit line available with Federal Home Loan Bank of San Francisco of 30% of total assets, which, on September 30, 1998 permitted additional advances up to $104.9 million. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The primary investing activity of the Company is the origination of mortgage loans through the Savings Bank. For the quarter ended September 30, 1998, the Savings Bank originated a total of $223.2 million. This activity was funded primarily by loan sales, loan principal payments, retail deposits and FHLB advances. For the quarter ended September 30, 1998, loan sales aggregated $146.0 million and loan principal payments totaled $46.1 million.

By regulation, the Savings Bank must maintain liquidity of 4% of deposits and short-term borrowings. Liquidity is measured by cash and readily marketable securities which are not committed, pledged, or required to liquidate specific liabilities. The Savings Bank's average liquidity ratios for the first quarter 1999 and 1998 were 12.39% and 6.37%, respectively.

The Savings Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Savings Bank must meet certain specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk-weightings, and other factors. The Savings Bank's actual and required capital amounts and ratios as of September 30, 1998 are as follows:

                                          Amount      Percent
                                         --------     -------
        Tangible capital                 $ 66,278      7.98%
        Requirement                        12,453      1.50%
                                         --------      ----
        Excess over requirement          $ 53,825      6.48%
                                         ========      ====

        Core capital                     $ 66,278      7.98%
        Requirement                        24,906      3.00%
                                         --------      ----
        Excess over requirement          $ 41,372      4.98%
                                         ========      ====

        Risk based capital               $ 72,631     13.73%
        Requirement to be "Well
          Capitalized"                     42,326      8.00%
                                         --------      ----
        Excess over requirement          $ 30,305      5.73%
                                         ========      ====

Management believes that under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

Year 2000 issues.
General
-------
Year 2000 issues relate to the possibility of computer programs and hardware not being able to distinguish between the year 1900 and the year 2000. If it is not corrected, some, if not all, systems used by the Company might be at risk of not being able to function properly. To prevent this from happening during the turn of the century and beyond, the Company has undertaken a major project to ensure that its internal operating systems, as well as those of its customers and suppliers, will be fully capable of processing transactions in the Year 2000 and beyond. Testing and implementation is planned to be completed during the first half of 1999.

Project
-------
The Company formed a Year 2000 Committee in July 1997 which consists of the Chief Information Officer and senior management staff from all levels. The committee reports the progress of the Year 2000 project to the Board of Directors on a monthly basis. Regular review is also done by the Internal Audit department. In addition, the Company engaged an IT consultant to strengthen the Year 2000 project team.

The initial phase of the project was to assess and identify all internal business processes requiring modification and to develop comprehensive renovation plans as needed. This phase was completed in late 1997. The second phase, expected to be accomplished by the end of 1998, will be to execute those renovation plans and begin testing systems by simulating Year 2000 data conditions. The third phase is Validation followed by Implementation as the fourth/final phase. Validation and implementation are planned to be completed during the first half of 1999. The contingency plan is also being revised and is expected to be completed by the end of November 1998. The Company is confident that the overall project will be completed as planned.

Costs
-----
The estimated cost of the project is $3.5 million, which includes approximately $2.5 million in replacement equipment and software, $400,000 in equipment write-down, and $200,000 in external project management expenses. In addition, the estimated value of internal resources allocated to the Year 2000 project is $400,000. Implementation of the new loan and deposit system which is already year 2000 compliant will be able to enhance the overall banking system. A total of $1.5 million or 42.9% of the total costs has been spent for the project as of September 30, 1998. The replacement equipment and software will be capitalized and depreciated in accordance with the Company's normal accounting policies.

Risks
-----
The failure of not being able to completely detect potential problems related to Year 2000 could result in an interruption of normal business activities/operations, which may materially and adversely affect the Company's results of operations. As a participant in domestic payment systems, the Company's Year 2000 preparedness is largely dependent upon the readiness of other participants in the system including the United States government. The Company relies largely on third-party software vendors and service providers for many critical functions in the conduct of its businesses. The focus of the Company has been to monitor and test the Year 2000 compliance progress of its critical vendors. The year 2000 project is expected to significantly reduce the risk inherent in the year 2000 problem.

Supplemental Information

                     September 30, 1998    June 30, 1998   September 30, 1997
                     ------------------    -------------   ------------------
Loans serviced for
 others (in thousands)    $ 406,600          $ 434,710          $ 523,613

Book value per share      $ 18.11            $ 17.85            $ 17.66

The Company completed the repurchase of 5% of its outstanding shares in August 1998, following approval by the Office of Thrift Supervision in July 1998. A total of 228,711 shares were purchased at an average price of $20.32.

                        Forward-looking Statement

Certain matters discussed in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may therefore involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, non-bank financial services providers, regulatory changes, Year 2000 issues and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

PART II   OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Shareholders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits:

   None.

b) Reports on form 8-K

   None.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Provident Financial Holdings, Inc.


October 30, 1998             /s/ Craig G. Blunden
                             ----------------------------------------
                             Craig G. Blunden
                             President and Chief Executive Officer
                             (Principal Executive Officer)


October 30, 1998             /s/ Brian M. Riley
                             ----------------------------------------
                             Brian M. Riley
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)