Form 10-Q
period 1998-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 1999-02-12
CIK 1010470

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]       QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended.....................December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to _________________

                        Commission File Number 0-28304

                       PROVIDENT FINANCIAL HOLDINGS, INC.
                       __________________________________
              (Exact name of registrant as specified in its charter)

   Delaware                                                33-0704889
________________                                        _________________

(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)

             3756 Central Avenue, Riverside, California 92506
             ________________________________________________
           (Address of principal executive offices and Zip code)

                               (909) 686-6060
                               ______________
              (Registrant's telephone number, including area code)
              ____________________________________________________

                             _____________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            (1)Yes   X  .  No       .
                   _____      ______

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of class :                       As of February 12, 1999
    ________________                       _______________________
Common stock, $ 0.01 par value             4,618,485 shares *

* Includes 331,387 shares held by employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts; and 147,928 shares held by management recognition plan which have been committed to be released and allocated to participant accounts.

                  PROVIDENT FINANCIAL HOLDINGS, INC.
                         Table of Contents

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows :

         Consolidated Statements of Financial Condition
         as of December 31, 1998 and June 30, 1998....................1

         Consolidated Statements of Operations
         for the quarter and six months
         ended December 31, 1998 and 1997.............................2

         Consolidated Statements of Changes in
         Stockholders' Equity for the six months
         ended December 31, 1998 and 1997.............................3

         Consolidated Statements of Cash Flows
         for the quarter and six months ended
         December 31, 1998 and 1997...................................4

         Selected Notes to Consolidated
         Financial Statements.........................................5-6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         General......................................................6

         Comparison of Financial Condition
         at December 31, 1998 and June 30, 1998.......................7

         Comparison of Operating Results for the
         quarter and six months ended
         December 31,1998 and 1997....................................7-15

         Loan Volume Activities.......................................15-16

         Liquidity and Capital Resources .............................17

         Year 2000 Readiness..........................................18

         Supplemental Information.....................................19

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings...................................19

         Item 2.  Changes in Securities...............................19

         Item 3.  Defaults upon Senior Securities.....................19

         Item 4.  Submission of Matters to
                  Vote of Stockholders................................19-20

         Item 5.  Other Information...................................20

         Item 6.  Exhibits and Reports on Form 8-K....................20

SIGNATURES............................................................20

EXHIBIT 27 - FINANCIAL DATA SCHEDULE..................................21-22

                    PROVIDENT FINANCIAL HOLDINGS, INC.
             Consolidated Statements of Financial Condition
                                (Unaudited)
                          Dollars in Thousands
                                    December 31,        June 30,
                                       1998               1998
                                   _____________      ____________
ASSETS
Cash                                   $  19,905        $   20,933
Overnight deposits                             -             2,500
Investment securities -
  held to maturity (market
  value $87,045 and $73,948,
  respectively)                           86,964            74,028
Investment securities -
  available for sale at
  fair market value                        2,901             1,526
Loans held for investment, net           639,658           620,128
Loans available for sale, net             91,405            67,248
Accrued interest receivable                4,681             4,940
Real estate available for sale, net        4,589             6,922
Federal Home Loan Bank stock               7,330             6,606
Premises and equipment, net                8,495             7,429
Prepaid expenses and other assets          4,313             3,945
                                   _____________      ____________

  TOTAL ASSETS                         $ 870,241         $ 816,205
                                   =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing deposits           $ 12,137          $ 10,768
Interest bearing deposits                610,139           572,257
                                   _____________      ____________
Total deposits                           622,276           583,025

Borrowings                               144,110           132,114
Accounts payable and other
  liabilities                             18,279            14,416
                                   _____________      ____________
TOTAL LIABILITIES                        784,665           729,555

Preferred stock, $.01 par value;
  (2,000,000 shares authorized;
  none issued and outstanding)
Common stock, $.01 par value;
  (15,000,000 shares authorized;
  5,125,215 shares issued; 4,618,485
  and 4,854,125 outstanding at
  December 31, 1998 and June 30,
   1998, respectively)                        51               51
Additional paid-in capital                50,973           50,875
Retained earnings                         50,279           47,090
Treasury stock at cost (506,730
and 251,000 shares, respectively)        (10,061)           (5,305)
Unearned stock compensation               (6,519)           (6,654)
Accumulated other
  comprehensive income                       853               593
                                   _____________      ____________
TOTAL STOCKHOLDERS' EQUITY                85,576            86,650
                                   _____________      ____________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $  870,241        $  816,205
                                   _____________      ____________

                    PROVIDENT FINANCIAL HOLDINGS, INC.
                  Consolidated Statements of Operations
                             (Unaudited)
             Dollars in Thousands, Except Earnings Per Share

                                  Quarter ended          Six Months ended
                                   December 31,           December 31,
                                 1998        1997         1998         1997
                              ____________________     _____________________
Interest income
  Loans receivable, net       $ 13,330    $ 11,365     $ 26,209     $ 22,119
  Investment securities          1,269         816        2,568        1,354
  Interest - bearing deposits      164          29          214          157
                              ________    ________     ________     ________

    Total interest income       14,763      12,210       28,991       23,630

Interest expense
  Savings accounts                 631         361        1,194          673
  Demand and NOW accounts          936         879        1,916        1,792
  Certificates of deposit        5,366       5,216       10,767       10,260
  FHLB advances                  1,768         713        3,557          911
                              ________    ________     ________     ________
    Total interest expense       8,701       7,169       17,434       13,636
                              ________    ________     ________     ________
Net interest income              6,062       5,041       11,557        9,994

Provision for loan losses          150         450          375          750
                              ________    ________     ________     ________

Net interest income
  after provision for
  loan losses                    5,912       4,591       11,182        9,244

Non-interest income
  Loan servicing and
    other fees                     724         807        1,471        1,607
  Gain on sale of loans          2,066       1,058        3,614        2,118
  Other                            478         373          967          819
                              ________    ________     ________     ________

    Total non-interest income    3,268       2,238        6,052        4,544

Non-interest expenses
  Salaries and
    employee benefits            3,833       3,069        7,249        5,926
  Premises and occupancy           522         525        1,043        1,058
  Telephone                        155          90          300          204
  Other                          1,884       1,135        3,112        2,066
                              ________    ________     ________     ________

    Total non-interest expense   6,394       4,819        11,704       9,254

Income before taxes              2,786       2,010         5,530       4,534

Provision for income taxes       1,180         857         2,341       1,914
                              ________    ________     _________    ________
Net income                    $  1,606    $  1,153     $   3,189    $  2,620
                              ========    =========    =========    ========
    Basic earnings per share    $ 0.39      $ 0.26        $ 0.77      $ 0.59


    Diluted earnings per share  $ 0.39      $ 0.26       $ 0.76       $ 0.58

                                       PROVIDENT FINANCIAL HOLDINGS, INC.
                                Consolidated Statements of Stockholders' Equity
                                                (Unaudited)
                                  Dollars in Thousands, Except Shares
                         For the Six Months Ended December 31, 1998 and 1997

                       Common                                                    Accumulated
                       Stock        Additional                        Unearned       Other
                     ____________    Paid-in    Retained   Treasury     Stock      Comprehensive
                   Shares    Amount  Capital    Earnings    Stock    Compensation    Income        Total
_________________________________________________________________________________________________________
Balance at
June 30, 1997    4,920,215  $  51   $ 49,842   $ 42,070   $ (3,291)   $ (3,720)     $  495     $  85,447

Comprehensive
  income:
 Net income                                       2,620                                            2,620
 Unrealized gain
  on securities
  avail. for
  sale, net of
  tax of $24.                                                                            35           35
_________________________________________________________________________________________________________

Total
  comprehensive
  income                                          2,620                                  35        2,655

Purchase of
treasury stock    (227,500)                                 (4,597)                               (4,597)

Release of shares
under stock-
based compensation
plans                                    134                               136                       270
_________________________________________________________________________________________________________

Balance at
December 31,
 1997            4,692,715  $  51   $ 49,976   $ 44,690   $ (7,888)   $ (3,584)     $  530     $  83,775
=========================================================================================================



                          Common                                                   Accumulated
                         Stock     Additional                         Unearned       Other
                    _______________  Paid-in    Retained  Treasury     Stock       Comprehensive
                   Shares    Amount  Capital    Earnings    Stock    Compensation    Income      Total
_________________________________________________________________________________________________________
Balance at
June 30, 1998    4,854,125  $  51   $ 50,875   $ 47,090  $ (5,305)   $ (6,654)      $  593      $ 86,650

Comprehensive
  income:
 Net income                                       3,189                                            3,189
 Unrealized gain
  on securities
  Avail. for sale,
  net of tax
  of $181.                                                                             260           260
_________________________________________________________________________________________________________

Total comprehensive
  income                                          3,189                                260         3,449
Purchase of
  treasury stock  (235,640)                                 (4,756)                               (4,756)

Release of shares
  under stock-
  based compensation
  plans                                   98                               135                       233
_________________________________________________________________________________________________________

Balance at
  December 31,
  1998           4,618,485  $  51   $ 50,973   $ 50,279  $ (10,061)   $ (6,519      $  853      $ 85,576
=========================================================================================================

                     PROVIDENT FINANCIAL HOLDINGS, INC.
                    Consolidated Statements of Cash Flow
                             (Unaudited)
                       Dollars in Thousands

                                      Quarter ended          Six Month ended
                                        December 31,           December 31,
                                     1998       1997         1998       1997
                                   ___________________     __________________
Cash flows from
operating activities
Net Income                         $ 1,606    $ 1,153      $ 3,189    $ 2,620

Adjustments to reconcile
 net income to net
 cash provided by
 operating activities:
 Depreciation and amortization         227        257          527        510
 Amortization of loan fees            (156)      (189)        (474)      (282)
 Provision for losses                  150        450          375        750
 Provision for losses on
 real estate                             0          0            0         18
 Gain on sale of loans              (2,065)    (1,058)      (3,614)    (2,118)
 Increase (decrease) in
 accts payable & other liab.         7,375         77        3,863     (1,027)
 Decrease (increase)
 in prepaid exp. & other assets     13,743     (3,052)      15,835     (2,847)
 Loans originated for sale        (206,693)  (103,711)    (366,303)  (210,503)
 Proceeds from sale of loans       183,867     99,698      329,817    200,219
 Stock compensation                    109        140          233        270
                                 __________ __________    _________ __________
 Net cash used for
 operating activities               (1,837)    (6,235)     (16,552)   (12,390)

Cash flows from financing
 activities:
 Net increase in deposits           20,906     10,832       39,251     25,110
 Repayment - Federal Home
 Loan Bank Adv.                   (174,602)         0     (620,204)         0
 Proceeds - Federal Home
 Loan Bank Adv.                    174,100     73,785      632,200     85,785
 Treasury stock purchases             (107)    (2,960)      (4,756)    (4,597)
                                 __________ __________    _________ __________

    Net cash provided by
    financing activities            20,297     81,657       46,491    106,298

Cash flows from investing
 activities:
 Net (increase) in
 loans receivable                   (8,206)   (47,915)     (20,354)   (76,068)
 Maturity of invest.
 securities held-to-maturity        35,253      8,836       50,287     30,526
 Purchases of invest.
 securities held-to-maturity       (46,929)   (34,867)     (64,525)   (57,465)
 Purchase of Federal Home
 Loan Bank Stock                       (99)         0         (724)         0
 Proceeds from disposal of
 real estate                           744        469        3,233      2,711
 Purchases of premises and
 equipment, net                       (553)      (364)      (1,644)      (793)
 Other                                 215         35          260         35

                                 ___________ __________    _________ _________

    Net cash used for
    investing activities           (19,575)   (73,806)     (33,467)  (101,054)
                                 __________ __________    _________ __________

    Net decrease in cash
    and cash equivalents            (1,115)     1,616       (3,528)    (7,146)

Cash and cash equivalents
 at beginning of period             21,020     11,349       23,433     20,111
                                 __________ __________    _________ __________

Cash and cash equivalents at
 end of period                    $ 19,905   $ 12,965     $ 19,905   $ 12,965
                                 ========== ==========    ========= ==========

Supplemental Information:
 Cash paid for interest            $ 8,929     $ 7,118   $ 18,167    $ 13,980
 Cash paid for income taxes          1,691       1,555      2,785       2,478
 Real estate acquired in
 settlement of loans                   689       1,067        901       3,592

                   PROVIDENT FINANCIAL HOLDINGS, INC.
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1998

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

Note 2: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                            For the Quarter ended    For the Six Months ended
                                 December 31,                December 31,
                              1998           1997        1998           1997
                          ________________________   ________________________
Numerator:
 Net income -
 numerator for basic
 earnings
  per share and
  diluted earnings
  per share-
  income available
  to common
  stockholders            $1,606,187  $1,152,960     $3,189,177  $2,619,957
                          ========== ===========     ==========  ==========
Denominator:
 Denominator for basic
 earnings per share:
  Weighted-average
  shares                   4,124,816   4,392,294      4,160,229   4,457,407

 Effect of dilutive
 securities:
  Employee stock
  benefit plans               25,454      94,294         56,170      81,740
                          __________ ___________      _________  __________

 Denominator for
 diluted earnings
 per share :
  Adjusted weighted-
  average shares and
  assumed conversions      4,150,270   4,486,588      4,216,399   4,539,147
                          ========== ===========     ========== ===========


Basic earnings
per share                     $ 0.39      $ 0.26         $ 0.77      $ 0.59
Diluted earnings
per share                     $ 0.39      $ 0.26         $ 0.76      $ 0.58

Note 3 : SFAS No. 131, "Segments of an Enterprise and Related Information"

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

Note 3: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"

This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement becomes effective for fiscal years beginning after June 15, 1999. The adoption of this statement is not expected to have material impact on the financial statements of the Company.

Note 4 : SFAS No. 134, "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise"

This statement is an amendment of FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", and shall be effective for the first fiscal quarter beginning after December 15, 1998. This statement requires that, after the securitization of mortgage loans held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of Statement No. 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. The adoption of this statement is not expected to have material impact on the financial statements of the Company.

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

Comparison of Financial Condition at December 31, 1998 and June 30, 1998

Total assets increased by $54.0 million, or 6.6%, to $870.2 million at December 31, 1998 from $816.2 million at June 30, 1998. This increase was mainly the result of a $43.7 million, or 6.4%, increase in loans, including those held for sale, to $731.1 million at December 1998 from $687.4 million at June 30, 1998 and an $14.3 million, or 18.9%, increase in investment securities to $89.9 million at December 31, 1998 from $75.6 million at June 30, 1998. This growth was funded primarily by an increase in deposits, which rose $39.3 million, or 6.7%, to $622.3 million at December 31, 1998 from $583.0 million at June 30, 1998 as a continued result of certificate of deposits and checking account promotions held in the first quarter. Federal Home Loan Bank (FHLB) advances provided the remaining funding sources.

The total equity decreased by $1.1 million which was mainly due to the combined effects of $3.19 million in net income for the first six months and the repurchase of 5% of the Company's stock in early August 1998 at a cost of $4.7 million.

Comparison of Operating Results for the Quarter and Six Months ended December 31, 1998 and 1997

The Company's net income for the quarter ended December 31, 1998 and 1997 was $1.61 million and $1.15 million, respectively; while for the six months ended December 31, 1998 and 1997, the Company recorded net earnings of $3.19 million and $2.62 million, respectively. An increase of $1.10 million on net interest income plus an increase of $1.0 million in gain on sale of loans was recorded in the second quarter 1999, while an increase of $1.6 million in overhead expenses was incurred. Increase overhead was attributable mainly to higher mortgage production expenses, non-recurring costs associated with data processing conversion scheduled for the third quarter of fiscal 1999 andexpenses related to the Company's Year 2000 remediation efforts.

The Company's net interest margin decreased to 2.95% for the quarter ended December 31, 1998 as compared to 3.09% for the quarter ended December 31, 1997. For the six months ended December 31, 1998 the net interest margin also decrease to 2.87% as compared to 3.18% for the six months ended December 31, 1997. The decrease of interest margin was due to lower loan yields and general interest rate compression. Interest rate compression occurs when the spread between the rates paid on deposits and borrowings and the rates received on loans and investments begins to narrow.

The Company's return on assets for the quarter ended December 31, 1998 and 1997 was 0.75% and 0.68%, respectively; while for the six months ended December 31, 1998 and 1997, the return on assets was 0.76% and 0.80%, respectively. Return on equity for the quarter ended December 31, 1998 and 1997 was 7.61% and 5.47%, respectively; while for the six months ended December 31, 1998 and 1997, the return on equity was 7.51% and 6.19%, respectively.

Diluted earnings per share for the quarter ended December 31, 1998 was $0.39, an increase of 50.0% from $0.26 recorded in the quarter ended December 31, 1997. For the six months ended December 31, 1998 the Company managed to record diluted earnings per share of $0.76, an increase of 31.0% from $0.58 recorded in the first six-month period ended December 31, 1997.

Interest Income. Interest income increased by $2.6 million, or 20.9%, to $14.8 million for the quarter ended December 31, 1998 from $12.2 million during the same quarter last year. This was the result of an increased average interest-earning-asset base which rose from $652.1 million to $820.9 million.

Loan interest income increased by $2.0 million, or 17.3%, to $13.3 million in the quarter ended December 1998 as compared to $11.3 million for the same period last year. This increase was attributable to higher level of average loans, including those held for sale, from $598.7 million in the second quarter 1998 to $723.8 million in the same quarter 1999.

The interest income from investment securities, including FHLB stocks, increased by $0.5 million, or 55.5% to $1.3 million for the quarter ended December 31, 1998 from $0.8 million for the same quarter last year. This was a result of an increase in the amount of average investment securities from $51.5 million during the second quarter 1998 to $83.3 million in the same quarter of fiscal 1999.

For the six months ended December 31, 1998, interest income rose by $5.4 million, or 22.7%, to $29.0 million from $23.6 million for the six months ended December 31, 1997. Average loans receivable, including those held for sale, increased to $713.9 million for the six months ended December 31, 1998 as compared to $579.6 million for the six months ended December 31, 1998, while the yield declined to 7.34% from 7.63%, respectively. The average balance of investment securities, including FHLB stock, increased to $83.4 million for the six months ended December 31, 1998 as compared to $43.9 million for the six months ended December 31, 1997, while the yield slightly declined to 6.16% from 6.17%. The yield on overnight deposits was also declined to 4.79% during the first six-month period in fiscal 1999 from 5.46% during the same period in fiscal 1998.

Interest Expense. Interest expense for the quarter ended December 31, 1998 was $8.7 million as compared to $7.2 million for the same period last year, an increase of $1.5 million or 21.4%. This increase was attributable to increases in average FHLB advances and deposits. Average deposits increased by $83.8 million, or 15.8%, during the quarter as compared to the same period in the prior year; and the average rate paid on deposits decreased to 4.48% during the quarter ended December 31, 1998 from 4.83% during the same quarter last year. FHLB advances averaged $131.4 million during the quarter ended December 31, 1998 compared to $48.5 million for the same quarter last year. In accordance with decreasing interest rates in the market, the average rate paid on FHLB advances decreased to 5.33% for the quarter ended December 31, 1998 from 5.78% in the same quarter last year.

For the six months ended December 31, 1998, interest expenses rose by $3.8 million, or 27.9%, to $17.4 million from $13.6 million for the six months ended December 31, 1997. Average deposits increased by $81.5 million, or 15.16%, to $603.7 million during the first half of fiscal 1999 from $522.2 million during the same period of fiscal 1998, while the average cost of the deposits decrease to 4.56% from 4.83% in the same period of fiscal 1998. Average FHLB advances during the first six-month period in fiscal 1999 also increased by $97.1 million, or 312.1%, to $128.3 million from $31.1 million during the same period in fiscal 1998. The cost of FHLB advances decreased to5.49% from 5.76%, respectively.

The following tables depict the average balance sheets for the quarter and six months ended December 31, 1998 and 1997:
                                    8

Average balance sheets
(dollars in thousands)

                                           Quarter Ended                       Quarter Ended
                                          December 31, 1998                  December 31, 1997
                               _________________________________      _______________________________
                                 Average                  Yield/       Average                 Yield/
                                 Balance     Interest      Cost        Balance     Interest     Cost
                               __________    ________      _____      _________    ________     _____
Interest -earning  assets:
Loans receivable, net (1)      $ 723,814     $ 13,330      7.37%      $ 598,667    $ 11,365      7.59%
Investment securities             83,340        1,269      6.09%         51,521         816      6.34%
Interest -earning deposits        13,708          164      4.79%          1,875          29      6.15%
                               _________     ________      _____       ________    ________      _____
Total interest-earning assets    820,862       14,763      7.19%        652,063      12,210      7.49%

Non-interest earning assets       35,791                                 28,312
                               _________                               ________
Total assets                   $ 856,653                              $ 680,375
                               =========                              =========

Interest-bearing liabilities:
Savings accounts               $  72,403          631      3.46%      $  45,341         361      3.16%
Demand and NOW accounts          138,727          936      2.68%        111,908         879      3.11%
Certificate accounts             402,978        5,366      5.28%        373,053       5,216      5.54%
                               _________     ________      _____       ________    ________      _____

Total deposits                   614,108        6,933      4.48%        530,302       6,456      4.83%

FHLB advances                    131,351        1,766      5.33%         48,498         707      5.78%
Other borrowings                     172            2      4.61%            217           6     10.71%
                               _________     ________      _____       ________    ________      _____
Total Interest-bearing
liabilities                      745,631        8,701      4.63%        579,017       7,169      4.91%

Non-interest-bearing
liabilities                       25,576                                 17,020
                               _________                               ________
Total liabilities                772,207                                596,037

Retained  earnings                84,446                                 84,338
                               _________                               ________
Total liabilities and
retained earnings              $ 856,653                              $ 680,375
                               =========     ________                  ========    ________


Net interest income                          $  6,062                                $5,041
                                             ========                              ========
Interest rate spread (2)                                   2.56%                                  2.58%
Net interest margin (3)                                    2.95%                                  3.09%
Ratio of average interest
-earning
assets to average interest
-bearing liabilities             110.09%                                112.62%

Return on Assets                                           0.75%                                 0.68%
Return on Equity                                           7.61%                                 5.47%

(1) Includes loans available for sale
(2) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.



Average balance sheets
(dollars in thousands)
                                          Six Months Ended                   Six Months Ended
                                          December 31, 1998                  December 31, 1997
                               _________________________________      _______________________________
                                 Average                  Yield/       Average                  Yield/
                                 Balance     Interest      Cost        Balance     Interest      Cost
                               __________    ________      _____      _________    ________      _____
Interest -earning assets:
Loans receivable, net (1)      $  713,861    $ 26,208      7.34%      $ 579,648    $ 22,119      7.63%
Investment securities              83,429       2,568      6.16%         43,907       1,354      6.17%
Interest -earning deposits          8,936         214      4.79%          5,751         157      5.46%
                               __________    ________      _____       ________    ________      _____
Total interest-earning assets     806,226      28,990      7.19%        629,306      23,630      7.51%

Non-interest earning assets        34,997                                25,922
                               __________                              ________

Total assets                   $  841,223                             $ 655,228
                               ==========                             =========

Interest-bearing liabilities:
Savings accounts                 $ 69,204       1,194      3.42%      $  45,460         672      2.93%
Demand and NOW accounts           135,150       1,916      2.81%        113,515       1,793      3.13%
Certificate accounts              399,389      10,767      5.35%        363,249      10,260      5.60%
                               __________    ________      _____       ________    ________      _____
Total deposits                    603,743      13,877      4.56%        522,224      12,725      4.83%

FHLB advances                     128,273       3,552      5.49%         31,128         905      5.76%
Other borrowings                      190           5      5.22%            222           6      5.24%
                               __________    ________      _____       ________    ________      _____
Total Interest-bearing
liabilities                       732,206      17,434      4.72%        553,574      13,636      4.88%

Non-interest-bearing
liabilities                        24,115                                16,952
                               __________                              ________
Total liabilities                 756,321                               570,526

Retained  earnings                 84,902                                84,702
                               __________                              ________
Total liabilities and
retained earnings              $  841,223                             $ 655,228
                               ==========    ________                 =========    ________

Net interest income                        $   11,556                             $   9,994
                                         ============                              ========

Interest rate spread (2)                                   2.47%                                 2.63%
Net interest margin (3)                                    2.87%                                 3.18%
Ratio of average
interest-earning
assets to average
interest-bearing
liabilities                       110.11%                               113.68%


Return on Assets                                           0.76%                                 0.80%
Return on Equity                                           7.51%                                 6.19%

(1) Includes loans available for sale
(2) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.



The following tables provide the rate/volume variances for the quarter and six months ended December 31, 1998 and 1997:

Rate/Volume Variance
(dollars in thousands)

                                        Quarter ended December 31,1998
                                   Compared to Quarter ended December 31, 1997
                                           Increase (Decrease) Due to
______________________________________________________________________________
                                                           Rate/
                                Rate        Volume        Volume        Net
                              _______       _______      ________     _______
Interest income
 Loans receivable (1)         $ (340)       $ 2,377      $  (71)      $ 1,966
 Investment securities           (33)           504         (19)          452
 Interest-bearing
  deposits                        (7)           183         (41)          135
                              _______       _______      ________     _______

Total net change in
 income on interest
 -earning assets                (380)         3,064        (131)        2,553

Interest-bearing
 liabilities :

 Savings accounts                 34            215          20           269
 Demand and NOW accounts        (124)           211         (30)           57
 Certificate accounts           (248)           418         (20)          150
 FHLB advances                   (55)         1,207         (94)        1,058
 Other borrowings                  0             (1)          0            (1)
                              _______       _______      ________     _______

Total net change in
 expense on interest
 -bearing liabilities           (393)         2,050        (124)        1,533
                              _______       _______      ________     _______

Net change in net interest
  income                       $  13        $ 1,014      $   (7)      $ 1,020
                              =======       =======      ========     =======

(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

Rate/Volume Variance
(dollars in thousands)

                                     Six Months ended December 31,1998
                               Compared to Six Months ended December 31, 1997
                                      Increase (Decrease) Due to
_____________________________________________________________________________
                                                         Rate/
                                 Rate        Volume      Volume         Net
                              _______       _______      ________     _______
Interest income
 Loans receivable (1)         $ (838)       $ 5,121      $ (194)      $ 4,089
 Investment securities            (8)         1,218           5         1,215
 Interest-bearing deposits       (19)            87         (11)           57
                              _______       _______      ________     _______

Total net change in income
 on interest-earning assets     (865)         6,426        (200)        5,361

Interest-bearing liabilities :
 Savings accounts                112            351          59           522
 Demand and NOW accounts        (183)           342         (35)          124
 Certificate accounts           (467)         1,021         (46)          508
 FHLB advances                   (43)         2,823        (134)        2,646
 Other borrowings                  0             (1)          0            (1)
                              _______       _______      ________     _______

Total net change in
 expense on interest
 -bearing liabilities           (581)         4,536        (156)        3,799
                              _______       _______      ________     _______

Net change in net interest
 income                       $ (284)       $ 1,890      $  (44)      $ 1,562
                              =======       =======      ========     =======

(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

Provision for Loan Losses. The provision for loan losses was $150,000 for the quarter ended December 31, 1998 as compared to $450,000 for the same period last year. For the six months ended December 31, 1998, the provision for loan losses was $375,000 as compared to $750,000 for the same period last year. The decrease in both the quarter and six month provisions reflects general improvement in the asset quality of the loan portfolio and relative strength in the economic condition of the Company's lending area. At December 31, 1998, loan loss reserves as a percent of gross loans receivable were 0.98% as compared to 1.00% at December 31, 1997. Net charge-offs as a percentage of average loans outstanding fell 4 basis points during the first six-month period in fiscal 1999 to 2 basis points from 6 basis points during the same period of fiscal 1998.

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

The following tables are provided to disclose additional details on the Company's allowance for loan losses and asset quality (dollars in thousands) :

Allowance for loan losses
                                               For the Six Months Ended
                                      December 31, 1998     December 31, 1997
                                      _________________     _________________
Allowance at beginning of period            $6,186                 $5,465
Provision for loan losses                      375                    750
Recoveries:
Mortgage loans:
  One-to-four family                            17                     11
  Multifamily                                    0                    191
  Commercial                                     0                      0
  Construction                                   0                      0
Consumer loans                                  35                     14
Commercial business lending                      0                      0
                                      _________________     _________________
Total recoveries                                52                    216

Charge-offs:
Mortgage loans:
  One-to-four family                           (88)                   (59)
  Multifamily                                    0                     (2)
  Commercial                                     0                   (253)
  Construction                                   0                      0
Consumer loans                                 (44)                   (64)
Commercial business lending                      0                      0
                                      _________________     _________________
  Total charge-offs                           (132)                  (378)
                                      _________________     _________________
  Net charge-offs                              (80)                  (162)
                                      _________________     _________________
  Balance at end of period                 $ 6,481                $ 6,053
                                      =================     =================

Allowance for loan losses as
 a percentage ofgross loan
 receivable                                   0.98%                  1.00%

Net charge-offs as a percentage
 of average loans outstanding
 during the period                            0.02%                  0.06%

Allowance for loan losses as
 a percentage of Non-performing
 loans at the end of the period             256.27%                127.59%

Asset Quality. The following tables are provided to disclose additional details on asset quality (dollars in thousands) :

                                         At December 31,         At June 30,
                                              1998                   1998
                                         _______________      _______________
Loans accounted for on
 a non-accrual basis:
Mortgage loans:
  One-to-four family                         $ 2,076               $ 1,669
  Multifamily                                    413                     0
  Commercial                                       0                   245
  Construction                                     0                     0
Consumer loans                                     0                    18
Commercial business lending                        0                     0
Other loans                                        0                     0
                                         _______________      _______________
    Total                                      2,489                 1,932

Accruing loans which are
 contractually past due
 90 days or more:
Mortgage loans:
  One-to-four family                               0                     0
  Multifamily                                      0                     0
  Commercial                                       0                     0
  Construction                                     0                     0
Consumer loans                                    40                     0
Commercial business lending                        0                     0
Other loans                                        0                     0
                                         _______________      _______________
    Total                                         40                     0

Total of non-accrual and
 90 days past due loans                        2,529                 1,932

Real estate owned                              1,807                 4,447
                                         _______________      _______________

    Total non-performing assets              $ 4,336               $ 6,379
                                         ===============      ===============
Restructured loans                           $ 1,566               $ 2,074

Non-accrual and 90 days or more
 past due loans as a percentage
 of portfolio loans receivable, net             0.40%                 0.31%

Non-accrual and 90 days or more
 past due loans as a percentage
 of total assets                                0.29%                 0.24%

Non-performing assets as a percentage
 of total assets                                0.50%                 0.78%

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

Non-interest Income. Non-interest income increased by $1.0 million, or 46.0%, to $3.3 million during the quarter ended December 31, 1998 from $2.2 million during the same period last year. For the six months ended December 31, 1998, the non-interest income rose by $1.5 million, or 33.2%, to $6.1 million during the same period last year.

The major contributor to the increase of non-interest income was the gain on sale of loans which increased by $1.1 million, or 95.3%, to $2.1 million during the quarter ended December 31, 1998. For the six months ended December 31, 1998, the gain on sale of loans increased by $1.5 million, or 70.6%, to $6.1 million from $2.1 million from the same period last year. The increase in the gain on sale of loans was the result of the sale of loans totaling $183.9 million during the second quarter 1999 and $329.8 million during the first six-month period in fiscal 1999 as compared to $100.8 million during the second quarter 1998 and $200.2 million during the first six-month period in fiscal 1998.

Loan servicing and other fees decreased by $83,000 during the second quarter to $724,000 from $807,000 in the same period last year. For the first six-month period, the loan servicing and other fees decreased by $136,000 to $1.47 million from $1.61 million during the same period last year. This decrease was due mainly to the decrease in the volume of loans serviced for others from $504.0 million at the end of December 31, 1997 to $401.0 million at the end of December 31, 1998 as the decline of the existing loans for is more than the new loans added. Most of new originated loans are sold with servicing release.

Non-interest Expenses. Non-interest expenses increased by $1.6 million during the second quarter to $6.4 million from $4.8 million in the same period last year. For the first six months ended December 31, 1998, non-interest expense increased by $2.5 million to $11.7 million from $9.3 million during the same period last year. The increase in the second quarter 1999 was due to non-recurring costs associated with data processing conversion scheduled for the third quarter of fiscal 1999 and the Company's Year 2000 remediation efforts, in addition to higher mortgage production expenses. The increase in the first six-month period in fiscal 1999 was attributable mainly to expenses recorded in relation to the Company's stock-based compensation programs and higher mortgage production related expenses as well as the items recorded during the second quarter as previously explained.

Income taxes. Income tax expense was $1.18 million for the second quarter versus $0.86 million for the same quarter last year. The resulting effective tax rate for the quarter ended December 31, 1998 was 42.4% compared to 42.6% for the same period last year. For the first six-month period, income tax expenses was $2.34 million as compared to $1.91 million during the same period last year; and the effective tax rate for the period was 42.3% as compared to 42.2% for the same period last year.

Loan Volume Activities. The following table is provided to disclose additional details related to the volume of loans originated, purchased and sold (dollars in thousands) :

Loan Volume Activities
                             For the Quarter ended   For the Six Months ended
                                  December 31,               December 31,
                             ______________________ _________________________
                                 1998       1997          1998        1997
                              ________    ________      _________   _________
Loans originated for sale :
 Retail originations          $ 83,876    $ 72,279      $ 151,551   $ 131,407
 Wholesale originations        122,818      36,167        214,754      85,114
                              ________    ________      _________   _________
  Total loans originated
   for sale                    206,694     108,446        366,305     216,521

Loans sold:
 Servicing released            166,170     100,758        311,899     200,220
 Servicing retained             17,698           0         17,919           0
                              ________    ________      _________   _________
  Total loans sold             183,868     100,758        329,818     200,220

Loans originated
 for portfolio:
 Mortgage loans:
  One-to-four family            38,125      52,734         82,858      97,492
  Multifamily                        0         420              0         420
  Commercial                       444           0          2,075         250
  Construction loans             7,230       4,176         14,749       8,150
 Consumer                        6,761         631         12,845       2,641
 Commercial business lending     4,737         348          8,285       1,040
 Other loans                        42          78            110          78
                              ________    ________      _________   _________
   Total loans originated
    for portfolio               57,339      58,387        120,922     110,071

Loans purchased:
 Mortgage loans:
  One-to-four family                 0      18,410              0      18,838
  Commercial                     1,010           0          1,010           0
                              ________    ________      _________   _________
   Total loans purchased         1,010      18,410          1,010      18,838

Mortgage loan principal
 repayments                     66,160      30,256        115,516      55,917

Real estate acquired in
 settlement of loans               689       2,220            901       4,867

Increase (decrease) in
 other items, net (1)            4,607        (634)         1,685          (9)
                              ________    ________      _________   _________
Net increase  in loans
 receivable, net              $ 18,933    $ 51,375       $ 43,687    $ 84,417
                              ========    ========      =========   =========

(1) Includes changes in accrued interest, loans in process, discounts and loan loss reserves.

Liquidity and Capital Resources. The Company's primary sources of funding include deposits, proceeds from loan principal and interest payments, sales of loans, the maturity of and interest income on investment securities, and FHLB advances. The Savings Bank has a credit line available with Federal Home Loan Bank of San Francisco of 30% of total assets, which, on December 31, 1998 permitted additional advances up to $123.6 million, in addition to having unsecured lines with its correspondent banks. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The primary investing activity of the Company is the origination of mortgage loans through the Savings Bank. For the quarter ended December 31, 1998, the Savings Bank originated a total of $264.0 million and $487.2 million for fiscal year to date. This activity was funded primarily by loan sales, loan principal payments, deposits and FHLB advances. For the quarter ended December 31, 1998, loan sales aggregated $183.9 million and loan principal payments totaled $66.2 million; and for the fiscal period to date, loan sales aggregated $329.8 million and loan principal payments totaled $115.5 million. FHLB advances increased by $51.5 million for the first half fiscal 1999 compared to the same period in fiscal 1998.


By regulation, the Savings Bank must maintain a minimum liquidity equal to 4% of deposits and short-term borrowings. Liquidity is measured by cash and readily marketable securities which are not committed, pledged, or required as collateral for specific liabilities. The Savings Bank's average liquidity ratios for the second quarter 1999 and 1998 were 13.90% and 7.66%, respectively.

The Savings Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Savings Bank must meet certain specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk-weightings, and other factors. The Savings Bank's actual and required capital amounts and ratios as of December 31, 1998 are as follows (dollars in thousands):

                                              Amount       Percent
                                             ________      _______
Tangible capital                             $ 67,778       7.89%
Requirement                                    12,879       1.50%
                                             ________      _______
Excess over requirement                      $ 54,899       6.39%
                                             ========      =======
Tier 1 (core) capital                        $ 67,778       7.89%
Requirement to be "Well Capitalized"           42,932       5.00%
                                             ________      _______
Excess over requirement                      $ 24,846       2.89%
                                             ========      =======
Total risk-based capital                     $ 73,953      16.62%
Requirement to be "Well Capitalized"           44,498      10.00%
                                             ________      ______
Excess over requirement                      $ 29,455       6.62%
                                             ========      ======
Tier 1 risk-based capital                    $ 67,778       15.23%
Requirement to be "Well Capitalized"           26,699        6.00%
                                             ________      _______
Excess over requirement                      $ 41,079        9.23%
                                             ========      =======

Management believes that under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

Year 2000 Readiness.
General
_______
Year 2000 issues relate to the possibility of computer programs and hardware not being able to distinguish between the year 1900 and the year 2000. If it is not corrected, some, if not all, systems used by the Company might be at risk of not being able to function properly. To prevent this from happening during the turn of the century and beyond, the Company has undertaken a major project to ensure that its internal operating systems, as well as those of its customers and suppliers, will be fully capable of processing transactions in the Year 2000 and beyond. Testing and implementation is planned to be completed by June 30, 1999.

Project
_______
The Company formed a Year 2000 Committee in July 1997 which consists of the Chief Information Officer and senior management staff from all levels. The committee reports the progress of the Year 2000 project to the Board of Directors on a monthly basis. Regular review is also done by the Internal Audit department. In addition, the Company engaged an IT consultant to strengthen the Year 2000 project team.

The Company is in the process of completing the validation, implementation, and testing phases of the Year 2000 project. The Company has signed a contract with a third party software vendor to replace its core processing systems during the quarter ended March 31, 1999. Based upon assurances and documentation from this software vendor, the Company believes that the new processing system is Year 2000 compliant. The Company will initiate Year 2000 testing on this system after its installation. The Company has also reviewed its critical non-information technology systems to assess the risk of Year 2000 failure. Systems that pose risk of failure are in the process of being replaced.

The Company, as part of its Year 2000 remediation plan, continues to monitor the progress of critical third party vendors as they implement corrective actions to ensure an uninterrupted flow of goods and services. For both systems and vendors that are classified as critical, contingency plans have developed which include, among other things, alternate processing methods, steps for transitioning to a manual process, and alternate vendors or sources of goods and services.

The Company has contacted its commercial borrowers to assess their Year 2000 exposure and continues to monitor their remediation progress. The Company has also distributed a Year 2000 Readiness Statement to all depositors, borrowers, and vendors. The Company continues to have its Year 2000 progress monitored by the Office of Thrift Supervision.

Costs
_____
The estimated cost of the project is $3.5 million, which includes approximately $2.5 million in replacement equipment and software, $400,000 in equipment write-down, and $200,000 in external project management expenses. In addition, the estimated value of internal resources allocated to the Year 2000 project is $400,000. Implementation of the new loan and deposit system which is already year 2000 compliant will be able to enhance the overall banking system. A total of $2.6 million or 74.3% of the total costs has been spent for the project as of December 31, 1998. The replacement equipment and software will be capitalized and depreciated in accordance with the Company's normal accounting policies.

Risks
_____
The failure of not being able to completely detect potential problems related to Year 2000 could result in an interruption of normal business activities/operations, which may materially and adversely affect the Company's results of operations. As a participant in domestic payment systems, the Company's Year 2000 preparedness is largely dependent upon the readiness of other participants in the system including the United States government. The Company relies largely on third-party software vendors and service providers for many critical functions in the conduct of its businesses. The focus of the Company has been to monitor and test the Year 2000 compliance progress of its critical vendors. The year 2000 project is expected to significantly reduce the risk inherent in the year 2000 problem.

Supplemental Information

                                  December 31,    June 30,    December 31,
                                     1998           1998         1997
                                  ___________    _________    ____________
Loans serviced
 for others (in thousands)        $ 400,984      $ 434,710     $ 504,018

Book value per share              $ 18.53        $ 17.85       $ 17.19

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

PART II - OTHER INFORMATION
___________________________

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

Item 4.  Submission of Matters to a Vote of Shareholders

The only item submitted to vote in the Annual Meeting of Shareholders which were held on October 27, 1998 at the Riverside Art Museum at 3425 Mission Inn Avenue, Riverside, California was the election of two new directors.

There were two nominees:
1. Bruce W. Bennett who is the President and owner of Community Care Rehabilitation Center in Reverside, California and a director of Riverside Community Hospital in Riverside, California.
2. Debbi H. Guthrie who is the President and owner of Roy O. Huffman Roof Company in Riverside, California, a State director for the Athena Foundation , and the immediate Past Chairman of the Board of the Greater Riverside Chamber of Commerce.

The result of the votes were 99.8% for Bruce W. Bennett and 99.7% for Debbi H. Guthrie; accordingly, Bruce W. Bennett and Debbi H. Guthrie were declared to be duly elected as directors of the Company for three year terms.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits :

None.

b) Reports on form 8-K

None.

SIGNATURES
__________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Provident Financial Holdings, Inc.


February 12, 1999  /s/ Craig G. Blunden
                   ____________________

                   Craig G. Blunden
                   President and Chief Executive Officer
                   (Principal Executive Officer)

February 12, 1999  /s/ Brian M. Riley
                   __________________
                   Brian M. Riley
                   Chief Financial Officer
                   (Principal Financial and Accounting Officer)

-