Form 10-Q
period 1999-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 1999-05-10
CIK 1010470

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended........................ March 31, 1999
                                                           --------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                  to
                                   ----------------    -----------------

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

                   ---------------------------------------
             (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1) Yes   x  .    No      .
             -----        -----

                 APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class:                             As of May 7, 1999
     ---------------                             -----------------
    Common stock, $ 0.01 par value               4,385,785 shares *

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

                  PROVIDENT FINANCIAL HOLDINGS, INC.
                          Table of Contents

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows :

         Consolidated Statements of Financial Condition
         as of March 31, 1999 and June 30, 1998.........................    1

         Consolidated Statements of Operations
         for the quarter and nine months ended March 31, 1999 and 1998..    2

         Consolidated Statements of Changes in Stockholders' Equity
         for the nine months ended March 31, 1999 and 1998..............    3

         Consolidated Statements of Cash Flows
         for the quarter and nine months ended March 31, 1999 and 1998..    4

         Selected Notes to Consolidated Financial Statements............  5-6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         General........................................................    6

         Comparison of Financial Condition at March 31, 1999 and
         June 30, 1998..................................................    7

         Comparison of Operating Results for the quarter and nine
         months ended March 31,1999 and 1998............................  7-15

         Loan Volume Activities ........................................ 15-16

         Liquidity and Capital Resources ...............................    17

         Year 2000 Readiness............................................    18

         Supplemental Information.......................................    19

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.....................................    19

         Item 2.  Changes in Securities.................................    19

         Item 3.  Defaults upon Senior Securities.......................    19

         Item 4.  Submission of Matters to Vote of Stockholders.........    19

         Item 5.  Other Information..................................... 19-20

         Item 6.  Exhibits and Reports on Form 8-K......................    20

SIGNATURES..............................................................    21

EXHIBIT 27 - FINANCIAL DATA SCHEDULE.................................... 22-23

                  PROVIDENT FINANCIAL HOLDINGS, INC.
           Consolidated Statements of Financial Condition
                             (Unaudited)
                         Dollars in Thousands

                                                      March 31,    June 30,
                                                        1999         1998
                                                     ----------   ---------
ASSETS
 Cash                                                $  22,407    $  20,933
 Overnight deposits                                        -          2,500
 Investment securities - held to maturity
  (market value $137,151 and $73,948, respectively)    137,843       74,028
 Investment securities - available for sale at
  fair market value                                      2,627        1,526
 Loans held for investment, net                        641,984      620,128
 Loans available for sale, net                          49,515       67,248
 Accrued interest receivable                             5,194        4,940
 Real estate available for sale, net                     4,577        6,922
 Federal Home Loan Bank stock                            7,430        6,606
 Premises and equipment, net                             8,372        7,429
 Prepaid expenses and other assets                       4,210        3,945
                                                     ---------    ---------
  TOTAL ASSETS                                       $ 884,159    $ 816,205
                                                     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  Non-interest bearing deposits                      $  16,025    $  10,768
  Interest bearing deposits                            614,257      572,257
                                                     ---------    ---------
 Total deposits                                        630,282      583,025

 Borrowings                                            147,908      132,114
 Accounts payable and other liabilities                 21,925       14,416
                                                     ---------    ---------
  TOTAL LIABILITIES                                    800,115      729,555

 Preferred stock, $.01 par value; (2,000,000
  shares authorized; none issued and outstanding)
  Common stock, $.01 par value; (15,000,000 shares
  authorized; 5,125,215 shares issued; 4,385,785
  and 4,854,125 outstanding at March 31, 1999 and
  June 30, 1998, respectively)                              51           51
 Additional paid-in capital                             51,016       50,875
 Retained earnings                                      52,239       47,090
 Treasury stock at cost (739,430 and 251,000
  shares, respectively)                                (14,089)      (5,305)
 Unearned stock compensation                            (5,896)      (6,654)
 Accumulated other comprehensive income                    723          593
                                                     ---------    ---------
  TOTAL STOCKHOLDERS' EQUITY                            84,044       86,650
                                                     ---------    ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 884,159    $ 816,205
                                                     =========    =========

                  PROVIDENT FINANCIAL HOLDINGS, INC.
                Consolidated Statements of Operations
                             (Unaudited)
           Dollars in Thousands, Except Earnings Per Share

                                    Quarter ended          Nine Months ended
                                       March 31,                March 31,
                                   1999       1998           1999      1998
                                  ------------------      -------------------
Interest income
 Loans receivable, net            $ 13,106  $ 11,947      $ 39,315   $ 34,066
 Investment securities               1,728     1,014         4,295      2,360
 Interest bearing deposits              44        43           258        208
                                  --------  --------      --------   --------
  Total interest income             14,878    13,004        43,868     36,634

Interest expense
 Savings accounts                      602       264         1,801        936
 Demand and NOW accounts               800       851         2,712      2,644
 Certificates of deposit             5,261     5,246        16,027     15,506
 FHLB advances                       1,632     1,267         5,189      2,178
                                  --------  --------      --------   --------
  Total interest expense             8,295     7,628        25,729     21,264
                                  --------  --------      --------   --------
Net interest income                  6,583     5,376        18,139     15,370
Provision for loan losses               75       300           450      1,050
                                  --------  --------      --------   --------
Net interest income after
 provision for loan losses           6,508     5,076        17,689     14,320

Non-interest income
 Loan servicing and other fees         648       660         2,119      2,271
 Gain on sale of loans               1,495       958         5,109      3,076
 Other                                 542       392         1,510      1,042
                                  --------  --------      --------   --------
  Total non-interest income          2,685     2,010         8,738      6,389

Non-interest expenses
 Salaries and employee benefits      4,026     3,049        11,276      8,975
 Premises and occupancy                458       523         1,501      1,580
 Telephone                             158        82           459        285
 Other                               1,451     1,310         4,923      3,559
                                  --------  --------      --------   --------
 Total operating & admin. expenses   6,093     4,964        18,159     14,399
 Real estate operations, net          (291)       35          (653)      (311)
                                  --------  --------      --------   --------
  Total non-interest expense         5,802     4,999        17,506     14,088
Income before taxes                  3,391     2,087         8,921      6,621
Provision for income taxes           1,431       886         3,772      2,800
                                  --------  --------      --------   --------
Net income                        $  1,960  $  1,201      $  5,149   $  3,821
                                  ========  ========      ========   ========
 Basic earnings per share           $ 0.48    $ 0.28        $ 1.25     $ 0.87

 Diluted earnings per share         $ 0.48    $ 0.27        $ 1.23     $ 0.85

                                 PROVIDENT FINANCIAL HOLDINGS, INC.
                        Consolidated Statements of Stockholders' Equity
                                          (Unaudited)
                             Dollars in Thousands, Except Shares
                       For the Nine Months Ended March 31, 1999 and 1998

                                                                                           Accum-
                                                                                           ulated
                                     Common      Addi-                           Unearned  Other
                                     Stock       tional                           Stock    Com-
                                ---------------  Paid-in  Retained   Treasury     Compen-  hensive
                                Shares   Amount  Capital  Earnings     Stock      sation   Income  Total
--------------------------------------------------------------------------------------------------------
Balance at June 30, 1997      4,920,215   $51   $49,842   $42,070   $ (3,291)   $(3,720)   $495  $85,447

Comprehensive income:
 Net income                                                 3,821                                  3,821
 Unrealized gain on
  securities avail. for
  sale, net of tax of $73.                                                                  105      105
                                                                                                  ------
  Total comprehensive income                                                                       3,926

  Purchase of treasury stock   (246,000)                              (4,984)                     (4,984)

  Release of shares under stock-
  based compensation plans                                   217                   203               420
--------------------------------------------------------------------------------------------------------
Balance at March 31, 1998     4,674,215   $51   $50,059   $45,891   $ (8,275)   $(3,517)   $600  $84,809
========================================================================================================

                                                                                           Accum-
                                                                                           ulated
                                     Common      Addi-                           Unearned  Other
                                     Stock       tional                           Stock    Com-
                                ---------------  Paid-in  Retained   Treasury     Compen-  hensive
                                Shares   Amount  Capital  Earnings     Stock      sation   Income  Total
---------------------------------------------------------------------------------------------------------
Balance at June 30, 1998      4,854,125   $51   $50,875   $47,090   $ (5,305)   $(6,654)   $593  $86,650

Comprehensive income:

 Net income                                                 5,149                                  5,149
 Unrealized gain on securities
  Avail. for sale, net of tax
  of $90.                                                                                   130      130
                                                                                                 -------
Total comprehensive income                                                                         5,279

Purchase of treasury stock    (468,340)                              (8,784)                      (8,784)

Release of shares under stock-
 based compensation plans                           141                             758              899
--------------------------------------------------------------------------------------------------------
Balance at March 31, 1999     4,385,785   $51   $51,016   $52,239   $(14,089)   $(5,896)   $723  $84,044
========================================================================================================


                  PROVIDENT FINANCIAL HOLDINGS, INC.
                 Consolidated Statements of Cash Flow
                             (Unaudited)
                         Dollars in Thousands

                                    Quarter ended          Nine Months ended
                                       March 31,                March 31,
                                   1999       1998           1999      1998
                                 --------------------    ---------------------
Interest income
Cash flows from operating
 activities
Net Income                       $   1,960  $   1,201    $   5,149  $   3,821
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Depreciation and amortization        204         53          804        563
  Amortization of loan fees            (69)      (238)        (543)      (520)
  Provision for losses                  75        300          450      1,050
  Provision for losses on real
   estate                                0          8            0         26
  Gain on sale of loans             (1,495)      (958)      (5,109)    (3,076)
Increase in accts payable &
 other liab.                         3,646      3,446        7,509      2,419
(Increase) decrease in prepaid
 exp & other assets                 (2,536)       499       13,229     (2,348)
Loans originated for sale         (148,425)  (117,910)    (514,728)  (328,413)
Proceeds from sale of loans        193,936    105,007      523,753    305,226
Stock compensation                     666        150          899        420
                                 ---------  ---------    ---------   --------
 Net cash used for operating
  activities                        47,962     (8,442)      31,483    (20,832)

Cash flows from investing
 activities:
 Net increase in loans held
  for investment                    (2,570)   (13,820)     (22,924)   (89,888)
 Maturity of invest.
  securities held-to-maturity       25,585     18,368       75,872     49,008
 Purchases of invest. securities
  held-to-maturity                 (76,238)   (21,478)    (140,763)   (78,943)
 Purchase of Federal Home Loan
  Bank Stock                          (100)         0         (824)         0
 Proceeds from disposal of
  real estate                          241      1,352        3,474      4,063
 Purchases of premises and
  equipment, net                       (72)      (726)      (1,716)    (1,519)
 Amort. of premium (discounts)
  on securities, net                    48        (48)         (25)      (162)
 Other                                (130)        69          130        104
                                 ---------  ---------    ---------   --------
  Net cash used for investing
   activities                      (53,236)   (16,283)     (86,776)  (117,337)

Cash flows from financing
 activities:
 Net increase in deposits            8,006     29,381       47,257     54,491
 Repayment - Federal Home Loan
  Bank Adv.                       (184,802)         0     (805,006)         0
 Proceeds - Federal Home Loan
  Bank Adv.                        188,600      6,993      820,800     92,778
 Treasury stock purchases           (4,028)      (386)      (8,784)    (4,983)
                                 ---------  ---------    ---------   --------
  Net cash provided by
   financing activities              7,776     35,988       54,267    142,286
                                 ---------  ---------    ---------   --------
  Net decrease in cash and
   cash equivalents                  2,502     11,263       (1,026)     4,117

Cash and cash equivalents at
 beginning of period                19,905     12,965       23,433     20,111
                                 ---------  ---------    ---------   --------
Cash and cash equivalents at
 end of period                   $  22,407  $  24,228    $  22,407   $ 24,228
                                 =========  =========    =========   ========
Supplemental Information:
 Cash paid for interest          $   8,317  $   7,870    $  26,484   $ 21,850
 Cash paid for income taxes          2,334      1,131        5,119      3,609
 Real estate acquired in
  settlement of loans                  229      1,096        1,130      4,688

                  PROVIDENT FINANCIAL HOLDINGS, INC.
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1999

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

Note 2: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                           For the Quarter ended    For the Nine Months ended
                                March 31,                    March 31,
                              1999       1998          1999         1998
                           ---------------------    -------------------------
Numerator:
 Net income numerator
  for basic earnings
  per share and diluted
  earnings per share-
  income available to
  common stockholders     $1,960,169   $1,201,000   $5,149,347   $3,821,000
                          ==========   ==========   ==========   ==========
Denominator:
 Denominator for basic
  earnings per share:
   Weighted-average
    shares                 4,084,949    4,317,635    4,135,502    4,411,497

  Effect of dilutive
   securities:
    Employee stock
     benefit plans            23,847      132,563       51,281       97,644
                          ----------   ----------   ----------   ----------
  Denominator for
   diluted earnings per
   share :
    Adjusted weighted-
     average shares and
     assumed conversions   4,108,796    4,450,198    4,186,783    4,509,141
                          ==========   ==========   ==========   ==========
Basic earnings per share      $ 0.48       $ 0.28       $ 1.25       $ 0.87
Diluted earnings per share    $ 0.48       $ 0.27       $ 1.23       $ 0.85


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

Note 3: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"

This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement becomes effective for fiscal years beginning after June 15, 1999. The adoption of this statement is not expected to have any material impact on the financial statements of the Company.

Note 4: SFAS No. 134, "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise"

This statement is an amendment of FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", and shall be effective for the first fiscal quarter beginning after December 15, 1998. This statement requires that, after the securitization of mortgage loans held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of Statement No. 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. The adoption of this statement is not expected to have any material impact on the financial statements of the Company.

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

Comparison of Financial Condition at March 31, 1999 and June 30, 1998

Total assets increased by $68.0 million, or 8.3%, to $884.2 million at March 31, 1999 from $816.2 million at June 30, 1998. This increase was mainly the result of a $4.1 million, or 0.6%, increase in loans, including those held for sale, to $691.5 million at March 31, 1999 from $687.4 million at June 30, 1998 and an $64.9 million, or 85.8%, increase in investment securities to $140.5 million at March 31, 1999 from $75.6 million at June 30, 1998. This growth was funded primarily by an increase in deposits, which rose $47.3 million, or 8.1%, to $630.3 million at March 31, 1999 from $583.0 million at June 30, 1998. Federal Home Loan Bank (FHLB) advances provided the remaining funding sources. FHLB advances increased by $15.8 million, or 12.0%, to $147.9 million at March 31, 1999 from $132.1 million at June 30, 1998.

The total stockholders' equity decreased by $2.6 million which was mainly due to the combined effects of $5.2 million in net income for the first nine months and the repurchase of 10% of the Company's common stock. The Company completed a 5% repurchase program in August 1998 covering 228,711 shares for a total of $4.7 million and another 5% repurchase program in March 1999 covering 232,700 shares for a total of $4.0 million.

Comparison of Operating Results for the Quarter and Nine Months ended March 31, 1999 and 1998

The Company's net income for the quarters ended March 31, 1999 and 1998 was $1.96 million and $1.20 million, respectively. An increase of $1.21 million on net interest income plus an increase of $537,000 in gain on sale of loans was recorded in the third quarter 1999, while an increase of $803,000 in overhead expenses was incurred. Increased overhead was attributable mainly to higher mortgage production expenses, non-recurring costs associated with a data processing conversion completed in third quarter of fiscal 1999 and expenses related to the Company's Year 2000 remediation efforts. For the nine months ended March 31, 1999 and 1998, the Company recorded net earnings of $5.15 million and $3.82 million, respectively.

The Company's net interest margin increased to 3.15% for the quarter ended March 31, 1999 as compared to 3.06% for the quarter ended March 31, 1998. The increase of the interest margin in the third quarter resulted from the reduction in the cost of deposits and borrowings (down by 50 basis points) was greater than the reduction on loan and investment yields (down by only 27 basis points). For the nine months ended March 31, 1999 the net interest margin, however, decreased to 2.96% as compared to 3.14% for the same period last year.

The Company's return on assets for the quarters ended March 31, 1999 and 1998 was 0.90% and 0.66%, respectively; while for the nine months ended March 31, 1999 and 1998, the return on assets was 0.81% and 0.75%, respectively. Return on equity for the quarters ended March 31, 1999 and 1998 was 9.24% and 5.78%, respectively; while for the nine months ended March 31, 1999 and 1998, the return on equity was 8.14% and 6.05%, respectively.

Diluted earnings per share for the quarter ended March 31, 1999 was $0.48, an increase of 77.8% from $0.27 recorded in the quarter ended March 31, 1998. For the nine months ended March 31, 1999 the Company recorded diluted earnings per share of $1.23, an increase of 44.7% from $0.85 recorded during the same period of the prior fiscal year.

Interest Income. Interest income increased by $1.9 million, or 14.4%, to $14.9 million for the quarter ended March 31, 1999 from $13.0 million during the same quarter last year. This was the result of an increased average interest-earning-asset base which rose from $703.3 million to $835.0 million.

Loan interest income increased by $1.2 million, or 9.7%, to $13.1 million in the quarter ended March 1999 as compared to $11.9 million for the same period last year. This increase was attributable to a higher level of average loans, including those held for sale, from $633.9 million in the third quarter 1998 to $716.0 million in the same quarter 1999, and despite a 22 basis-point reduction of the loan yield.

The interest income from investment securities, including FHLB stock, increased by $714,000, or 67.8% to $1.8 million for the quarter ended March 31, 1999 from $1.1 million for the same quarter last year. This was a result of an increase in the amount of average investment securities from $69.3 million during the third quarter 1998 to $119.0 million in the same quarter of fiscal 1999.

For the nine months ended March 31, 1999, interest income rose by $7.2 million, or 19.7%, to $43.9 million from $36.6 million for the nine months ended March 31, 1998. Average loans receivable, including those held for sale, increased to $715.0 million for the nine months ended March 31, 1999 as compared to $595.6 million for the nine months ended March 31, 1998, while the yield declined to 7.33% from 7.63%, respectively. The average balance of investment securities, including FHLB stock, increased to $94.1 million for the nine months ended March 31, 1999 as compared to $51.0 million for the nine months ended March 31, 1998, while the yield declined to 6.08% from 6.19%. The yield on overnight deposits also declined to 4.71% during the nine-month period in fiscal 1999 from 5.20% in the same period in fiscal 1998.

Interest Expense. Interest expense for the quarter ended March 31, 1999 was $8.3 million as compared to $7.6 million for the same period last year, an increase of $667,000 or 8.7%. This increase was attributable to increases in average FHLB advances and deposits. Average deposits increased by $88.4 million, or 16.5%, during the quarter as compared to the same period in the prior year; and the average rate paid on deposits decreased to 4.32% during the quarter ended March 31, 1999 from 4.80% during the same quarter last year. FHLB advances averaged $131.8 million during the quarter ended March 31, 1999 compared to $88.5 million for the same quarter last year. In accordance with decreasing interest rates in the market, the average rate paid on FHLB advances decreased to 5.01% for the quarter ended March 31, 1999 from 5.80% in the same quarter last year.

For the nine months ended March 31, 1999, interest expenses rose by $4.5 million, or 21.0%, to $25.7 million from $21.2 million for the nine months ended March 31, 1998. Average deposits increased by $83.7 million, or 15.87%, to $610.9 million during the nine months of fiscal 1999 from $527.2 million during the same period of fiscal 1998, while the average cost of the deposits decreased to 4.48% from 4.82% in the same period of fiscal 1998. Average FHLB advances during the nine-month period in fiscal 1999 also increased by $79.4 million, or 159.0%, to $129.4 million from $50.0 million during the same period in fiscal 1998. The cost of FHLB advances decreased to 5.33% from 5.78%, respectively.

The following tables depict the average balance sheets for the quarters and nine months ended March 31, 1999 and 1998:

Average balance sheets
(dollars in thousands)
                                   Quarter Ended           Quarter Ended
                                   March 31, 1999          March 31, 1998
                              -----------------------  -----------------------
                              Average          Yield/  Average          Yield/
                              Balance Interest  Cost   Balance Interest  Cost
                              ------- -------- ------  ------- -------- ------
Interest -earning assets:
Loans receivable, net (1)    $716,010  $13,106  7.32% $633,902  $11,947  7.54%
Investment securities         115,033    1,728  6.01%   65,605    1,014  6.18%
Interest-earning deposits       3,984       44  4.42%    3,743       43  4.64%
                             --------  -------  ----  --------  -------  ----
Total interest-earning
 assets                       835,027   14,878  7.13%  703,250   13,004  7.40%

Non-interest earning assets    35,297                   27,990
                             --------                 --------
Total assets                 $870,324                 $731,240
                             ========                 ========
Interest-bearing liabilities:
Savings accounts             $ 77,945      602  3.13% $ 49,546      264  2.16%
Demand and NOW accounts       144,452      800  2.25%  117,654      851  2.93%
Certificate accounts          403,594    5,261  5.29%  370,352    5,246  5.75%
                             --------  -------  ----  --------  -------  ----
Total deposits                625,991    6,663  4.32%  537,552    6,361  4.83%

FHLB advances                 131,841    1,630  5.01%   88,452    1,265  5.80%
Other borrowings                  162        2  5.01%      205        2  5.14%
                             --------  -------  ----  --------  -------  ----
Total Interest-bearing
 liabilities                  757,994    8,295  4.44%  626,209    7,628  4.94%

Non-interest-bearing
 liabilities                   27,507                   21,908
                             --------                 --------
Total liabilities             785,501                  648,117

Retained  earnings             84,823                   83,123
Total liabilities and        --------                 --------
 retained earnings           $870,324                 $731,240
                             ========  -------        ========  -------
Net interest income                    $ 6,583                  $ 5,376
                                       =======                  =======
Interest rate spread (2)                        2.69%                    2.46%
Net interest margin (3)                         3.15%                    3.06%
Ratio of average interest-
 earning assets to
 average interest-bearing
 liabilities                   110.16%                  112.30%

Return on Assets                                0.90%                    0.66%
Return on Equity                                9.24%                    5.78%

(1) Includes loans available for sale
(2) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Average balance sheets
(dollars in thousands)
                                 Nine Months Ended       Nine Months Ended
                                   March 31, 1999          March 31, 1998
                              -----------------------  -----------------------
                              Average          Yield/  Average          Yield/
                              Balance Interest  Cost   Balance Interest  Cost
                              ------- -------- ------  ------- -------- ------
Interest-earning assets:
Loans receivable, net (1)    $715,018  $39,315  7.33% $595,623  $34,066  7.63%
Investment securities          94,112    4,295  6.08%   51,032    2,368  6.19%
Interest-earning deposits       7,309      258  4.71%    5,132      200  5.21%
                             --------  -------  ----  --------  -------  ----
Total interest-earning
 assets                       816,439   43,868  7.16%  651,787   36,634  7.49%

Non-interest earning assets    34,355                   25,958
                             --------                 --------
Total assets                 $850,794                 $677,745
                             ========                 ========
Interest-bearing liabilities:
Savings accounts             $ 72,160    1,801  3.32% $ 46,818      936  2.66%
Demand and NOW accounts       138,044    2,712  2.62%  115,935    2,643  3.04%
Certificate accounts          400,685   16,027  5.33%  364,470   15,506  5.67%
                             --------  -------  ----  --------  -------  ----
Total deposits                610,889   20,540  4.48%  527,223   19,085  4.82%

FHLB advances                 129,445    5,182  5.33%   49,987    2,173  5.78%
Other borrowings                  173        7  5.39%      141        6  5.14%
                             --------  -------  ----  --------  -------  ----
Total Interest-bearing
 liabilities                  740,507   25,729  4.63%  577,351   21,264  4.91%

Non-interest-bearing
 liabilities                   25,960                   16,234
                             --------                 --------
Total liabilities             766,467                  593,585

Retained earnings              84,327                   84,160
                             --------                 --------
Total liabilities and
 retained earnings           $850,794                 $677,745
                             ========  -------        ========  -------
Net interest income                    $18,139                  $15,370
                                       =======                  =======
Interest rate spread (2)                        2.54%                    2.59%
Net interest margin (3)                         2.96%                    3.14%
Ratio of average interest-
 earning assets to
 average interest-bearing
 liabilities                   110.25%                  112.89%

Return on Assets                                0.81%                    0.75%

Return on Equity                                8.14%                    6.05%

(1) Includes loans available for sale
(2) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following tables provide the rate/volume variances for the quarter and nine months ended March 31, 1999 and 1998:

Rate/Volume Variance
(dollars in thousands)
                                           Quarter ended March 31,1999
                                    Compared to Quarter ended March 31, 1998
                                           Increase (Decrease) Due to
------------------------------------------------------------------------------
                                                              Rate/
                                         Rate     Volume     Volume     Net
                                       ------     -------    ------   -------
Interest income
 Loans receivable (1)                  $ (344)    $ 1,547    $ (45)   $ 1,158
 Investment securities                    (29)        766      (21)       716
 Interest-bearing deposits                 (2)          3        0          1
                                       ------     -------    -----    -------
Total net change in income
 on interest-earning assets              (375)      2,316      (66)     1,875

Interest-bearing liabilities:
 Savings accounts                         119         151       68        338
 Demand and NOW accounts                 (199)        194      (45)       (50)
 Certificate accounts                    (418)        471      (38)        15
 FHLB advances                           (172)        621      (84)       365
 Other borrowings                           0          (1)       0         (1)
                                       ------     -------    -----    -------
Total net change in expense on
 interest-bearing liabilities            (670)      1,436      (99)       667
                                       ------     -------    -----    -------
Net change in net interest
 income                                $  295     $   880    $  33    $ 1,208
                                       ======     =======    =====    =======

(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

Rate/Volume Variance
(dollars in thousands)

                                         Nine Months ended March 31,1999
                                 Compared to Nine Months ended March 31, 1998
                                           Increase (Decrease) Due to
------------------------------------------------------------------------------
                                                              Rate/
                                        Rate      Volume     Volume     Net
                                       ------     -------    ------   -------
Interest income
 Loans receivable (1)                $ (1,315)    $ 6,829   $ (264)   $ 5,250
 Investment securities                    (46)      2,001      (28)     1,927
 Interest-bearing deposits                (19)         85       (8)        58
                                     --------     -------   ------    -------
Total net change in income
 on interest-earning assets            (1,380)      8,915     (300)     7,235

Interest-bearing liabilities:
 Savings accounts                         233         507      126        866
 Demand and NOW accounts                 (365)        504      (70)        69
 Certificate accounts                    (928)      1,541      (92)       521
 FHLB advances                           (172)      3,454     (273)     3,009
 Other borrowings                           0           1        0          1
                                     --------     -------   ------    -------
Total net change in expense on
 interest-bearing liabilities          (1,232)      6,007     (309)     4,466
                                     --------     -------   ------    -------
Net change in net interest
 income                              $   (148)    $ 2,908   $    9    $ 2,769
                                     ========     =======   ======    =======

(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

Provision for Loan Losses. The provision for loan losses was $75,000 for the quarter ended March 31, 1999 as compared to $300,000 for the same period last year. For the nine months ended March 31, 1999, the provision for loan losses was $450,000 as compared to $1,050,000 for the same period last year. The decrease in both the quarter and nine month provisions reflects general improvement in the asset quality of the loan portfolio and relative strength in the economic condition of the Company's primary lending area. As of March 31, 1999, loan loss reserves as a percent of gross loans receivable were 0.96% as compared to 1.02% as of March 31, 1998. Net charge-offs as a percentage of average loans outstanding fell 1 basis point to 4 basis points during the nine-month period in fiscal 1999.

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

The following tables are provided to disclose additional details on the Company's allowance for loan losses and asset quality (dollars in thousands):

Allowance for loan losses
                                            For the Nine Months Ended
                                       March 31, 1999       March 31, 1998
                                       --------------       --------------
Allowance at beginning of period          $ 6,186               $ 5,465
Provision for loan losses                     450                 1,050
Recoveries:
Mortgage loans:
 One-to-four family                            17                    11
 Multifamily                                    0                   191
 Commercial                                     0                     0
 Construction                                   0                     0
Consumer loans                                 35                    19
Commercial business lending                     0                     0
                                          -------               -------
  Total recoveries                             52                   221

Charge-offs:
Mortgage loans:
 One-to-four family                          (201)                  (85)
 Multifamily                                    0                    (2)
 Commercial                                     0                  (253)
 Construction                                   0                     0
Consumer loans                                (56)                  (85)
Commercial business lending                     0                     0
                                          -------               -------
  Total charge-offs                          (257)                 (425)
                                          -------               -------
  Net charge-offs                            (205)                 (204)
                                          -------               -------
   Balance at end of period               $ 6,431               $ 6,311
                                          =======               =======
Allowance for loan losses as a
 percentage of gross loans
 receivable                                  0.96%                 1.02%

Net charge-offs as a percentage
 of average loans outstanding
 during the period                           0.04%                 0.05%

Allowance for loan losses as a
 percentage of Non-performing
 loans at the end of the period            233.35%               130.99%

Asset Quality. The following tables are provided to disclose additional details on asset quality (dollars in thousands):

                                               At March 31,     At June 30,
                                                   1999            1998
                                               ------------     -----------
Loans accounted for on a non-accrual basis:
Mortgage loans:
 One-to-four family                              $ 2,337          $ 1,669
 Multifamily                                         413                0
 Commercial                                            0              245
 Construction                                          0                0
Consumer loans                                         0               18
Commercial business lending                            0                0
Other loans                                            0                0
                                                 -------          -------
 Total                                             2,750            1,932

Accruing loans which are contractually
 past due 90 days or more:
Mortgage loans:
 One-to-four family                                    0                0
 Multifamily                                           0                0
 Commercial                                            0                0
 Construction                                          0                0
Consumer loans                                         0                0
Commercial business lending                            0                0
Other loans                                            0                0
                                                 -------          -------
 Total                                                 0                0

Total of non-accrual and 90 days past
 due loans                                         2,750            1,932

Real estate owned                                  1,801            4,447
                                                 -------          -------
 Total non-performing assets                     $ 4,551          $ 6,379
                                                 =======          =======
Restructured loans                               $ 1,564          $ 2,074

Non-accrual and 90 days or more past
 due loans as a percentage of portfolio
 loans receivable, net                              0.43%            0.31%

Non-accrual and 90 days or more past due
 loans as a percentage of total assets              0.31%            0.24%

Non-performing assets as a percentage of
 total assets                                       0.51%            0.78%

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

Non-interest Income. Non-interest income increased by $675,000, or 33.6%, to $2.7 million during the quarter ended March 31, 1999 from $2.0 million during the same period last year. For the nine months ended March 31, 1999, the non-interest income rose by $2.3 million, or 36.8%, to $8.7 million from $6.4 million during the same period last year.

The major contributor to the increase of non-interest income was the gain on sale of loans which increased by $537,000, or 56.1%, to $1.5 million during the quarter ended March 31, 1999. For the nine months ended March 31, 1999, the gain on sale of loans increased by $2.0 million, or 66.1%, to $5.1 million from $3.1 million from the same period last year. The increase in the gain on sale of loans was the result of the sale of loans totaling $193.9 million during the third quarter 1999 and $523.8 million during the nine-month period in fiscal 1999 as compared to $105.1 million during the third quarter 1998 and $305.6 million during the nine-month period in fiscal 1998.

Loan servicing and other fees decreased by $12,000 during the third quarter to $648,000 from $660,000 in the same period last year. For the nine-month period, the loan servicing and other fees decreased by $152,000 to $2.1 million from $2.3 million during the same period last year. This decrease was due mainly to the decrease in the volume of loans serviced for others from $465.9 million at the end of March 31, 1998 to $353.1 million at the end of March 31, 1999 as the decline of the existing loans for is more than the new loans added. Most newly originated loans are sold servicing released.

Non-interest Expenses. Non-interest expenses increased by $803,000 during the third quarter to $5.8 million from $5.0 million in the same period last year. For the nine months ended March 31, 1999, non-interest expense increased by $3.4 million to $17.5 million from $14.1 million during the same period last year. The increase in the third quarter 1999 was due to non-recurring costs associated with a data processing conversion completed in the third quarter of fiscal 1999 and the Company's Year 2000 remediation efforts, in addition to higher mortgage production expenses. The increase in the nine-month period in fiscal 1999 was attributable mainly to expenses recorded in relation to the Company's stock-based compensation programs and higher mortgage production related expenses as well as the items recorded during the third quarter as previously explained.

Real estate operations resulted a net gain of $291,000 during the quarter ended March 31, 1999 as compared to a net loss of $35,000 during the same quarter last year. The net gains in real estate operations during the third quarter fiscal 1999 were mainly due to higher rent income from a ground lease in Westwood, California, including $144,000 of rent overage in March 1999 and no additional provision for losses on real estate owned. In comparison, during the third quarter fiscal 1998, additional provisions of $208,000 for losses on real estate owned was added. For the nine months ended March 31, 1999, the net gains on real estate owned were $653,000 as compared to $311,000 during the same period of fiscal 1998.

Income taxes. Income tax expense was $1.4 million for the third quarter versus $0.9 million for the same quarter last year. The resulting effective tax rate for the quarter ended March 31, 1999 was 42.2% compared to 42.5% for the same period last year. For the nine-month period, income tax expense was $3.8 million as compared to $2.8 million during the same period last year; and the effective tax rate for both periods was 42.3%.

Loan Volume Activities. The following table is provided to disclose additional details related to the volume of loans originated, purchased and sold (dollars in thousands):

Loan Volume Activities
                            For the Quarter ended    For the Nine Months ended
                                  March 31,                   March 31,
                            ---------------------    -------------------------
                            1999          1998         1999           1998
                            ----          ----         ----           ----
Loans originated for sale:
 Retail originations      $ 65,055     $ 46,917       $229,518      $130,070
 Wholesale originations     83,370       74,756        285,212       208,124
                          --------     --------       --------      --------
  Total loans originated
   for sale                148,425      121,673        514,730       338,194

Loans sold:
 Servicing released        193,501      105,007        505,399       305,226
 Servicing retained            435          127         18,354           365
                          --------     --------       --------      --------
  Total loans sold         193,936      105,134        523,753       305,591

Loans originated for
 portfolio:
 Mortgage loans:
  One-to-four family        40,872      40,655         123,730       138,147
  Multifamily                    0         500               0           920
  Commercial                 2,093           0           4,168           250
  Construction loans         5,526       3,404          20,275        11,554
  Consumer                   8,164       1,465          21,009         4,106
  Commercial business
   lending                   1,887       1,434          10,172         2,474
  Other loans                   59           0             169            78
                          --------    --------        --------    ----------
Total loans originated
 for portfolio              58,601      47,458         179,523       157,529

Loans purchased:
 Mortgage loans:
  One-to-four family             0         162               0        19,000
  Commercial                     0           0           1,010             0
                          --------    --------        --------    ----------
  Total loans purchased          0         162           1,010        19,000

Mortgage loan principal
 repayments                 55,055      34,622         170,571        90,539

Real estate acquired in
 settlement of loans           229       1,155           1,130         6,021

Increase (decrease) in
 other items, net (1)        2,630      (1,650)          4,314        (1,423)
                          --------    --------        --------     ---------
Net increase in loans
 receivable, net         $ (39,564)   $ 26,732        $  4,123     $ 111,149
                         ==========   ========        ========     =========

(1) Includes changes in accrued interest, loans in process, discounts and loan loss reserves.

Liquidity and Capital Resources. The Company's primary sources of funding include deposits, proceeds from loan principal and interest payments, sales of loans, the maturity of and interest income on investment securities, and FHLB advances. The Savings Bank has a credit line available with Federal Home Loan Bank of San Francisco of 30% of total assets, which, on March 31, 1999 permitted additional advances up to $111.0 million, in addition to having unsecured lines with its correspondent banks. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The primary investing activity of the Company is the origination of mortgage loans through the Savings Bank. For the quarter ended March 31, 1999, the Savings Bank originated a total of $207.0 million and $694.3 million for fiscal year to date. This activity was funded primarily by loan sales, loan principal payments, deposits and FHLB advances. For the quarter ended March 31, 1999, loan sales aggregated $193.9 million and loan principal payments totaled $55.1 million; and for the fiscal period to date, loan sales aggregated $523.8 million and loan principal payments totaled $170.6 million.

By regulation, the Savings Bank must maintain a minimum liquidity equal to 4% of deposits and short-term borrowings. Liquidity is measured by cash and readily marketable securities which are not committed, pledged, or required as collateral for specific liabilities. The Savings Bank's average liquidity ratios for the third quarter 1999 and 1998 were 16.91% and 10.41%, respectively.

The Savings Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Savings Bank must meet certain specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk-weightings, and other factors. The Savings Bank's actual and required capital amounts and ratios as of March 31, 1999 are as follows (dollars in thousands):

                                             Amount         Percent
                                           ---------         -------
     Tangible capital                      $  70,109           8.01%
     Requirement to be "Well Capitalized"     17,509           2.00%
                                           ---------         -------
     Excess over requirement               $  52,600           6.01%
                                           =========         =======

     Tier 1 (core) capital                 $  70,109           8.01%
     Requirement to be "Well Capitalized"     43,773           5.00%
                                           ---------         -------
     Excess over requirement               $  26,336           3.01%
                                           =========         =======
     Total risk-based capital              $  76,181          17.28%
     Requirement to be "Well Capitalized"     44,089          10.00%
                                           ---------         -------
     Excess over requirement               $  32,092           7.28%
                                           =========         =======
     Tier 1 risk-based capital             $  70,109         15.90%
     Requirement to be "Well Capitalized"     26,453          6.00%
                                           ---------        -------
     Excess over requirement               $  43,656          9.90%
                                           =========        =======
Management believes that under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.

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

The Company has completed the replacement of its core processing systems in March 1999 and has completed Year 2000 testing subsequent to its installation. The Company has also reviewed its critical non-information technology systems to assess the risk of Year 2000 failure. Critical systems that pose risk of Year 2000 failure have detailed contingency plans, which were developed to ensure uninterrupted services.

The Company, as part of its Year 2000 remediation plan, continues to monitor the progress of critical third party vendors as they implement corrective actions to ensure an uninterrupted flow of goods and services. For both systems and vendors that are classified as critical, contingency plans have been developed which include, among other things, alternate processing methods, steps for transitioning to manual processes, and alternate vendors or sources of goods and services.

The Company has contacted its commercial borrowers to assess their Year 2000 exposure and continues to monitor their remediation progress. The Company has also distributed a Year 2000 Readiness Statement to all depositors, borrowers, and vendors. The Company continues to have its Year 2000 progress monitored by the Office of Thrift Supervision.

Costs
-----
The estimated cost of the project is $3.5 million, which includes approximately $2.5 million in replacement equipment and software, $400,000 in equipment write-down, and $200,000 in external project management expenses. In addition, the estimated value of internal resources allocated to the Year 2000 project is $400,000. Implementation of the new loan and deposit system which is already year 2000 compliant will be able to enhance the overall banking system. A total of $3.1 million or 90.0% of the total costs has been spent for the project as of March 31, 1999. The replacement equipment and software will be capitalized and depreciated in accordance with the Company's normal accounting policies.

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

Supplemental Information

                             March 31, 1999   June 30, 1998   March 31, 1998
                             --------------   -------------   --------------
Loans serviced for others
 (in thousands)                   $ 353,139       $ 434,710        $ 465,928

Book value per share              $ 19.16         $ 17.85          $ 17.47

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

Item 4.  Submission of Matters to a Vote of Shareholders

Not applicable.

Item 5.  Other Information

a) Completion of 5% stock purchase program:
------------------------------------------
On March 8, 1999, the Company announced that the Office of Thrift Supervision
(OTS) has approved an application granting PROV authority to repurchase 5% of its outstanding shares.

On March 11, 1999, the Company announced the completion of the stock repurchase program. The Company repurchased 232,700 shares at an average share price of $17.31 for an aggregate total of $4.0 million. The repurchase shares will be held in the Company's treasury for general corporate uses, including issuance under stock benefit program.

b) Branch expansion to Corona, California:
-----------------------------------------
The Company announced on April 23, 1999 that Provident Savings Bank will file an application with the Office of Thrift supervision (OTS) for a new branch site located in Corona, California. The proposed branch will be located in the Corona Village Shopping Center at the intersection of Ontario and Magnolia Avenues near a 12,000 home master planned community. Provident expects to open this branch by November 1999, subject to receiving approval from the OTS and completion of shopping center construction.

The Company believes that the Corona market represents an exceptional opportunity for growth. This particular site is strategically located within the heart of rapidly growing community, adjacent to the booming Orange County area and is a cornerstone city in the Inland Empire.

c) Ground lease buyout:
----------------------
On March 8, 1999, the Company announced that a ground lease tenant has provided notice of its intent to exercise a purchase option under a lease contract on one of PROV's real estate holdings.

On April 27, 1999, the Company confirmed that one of the ground lease tenants has elected to exercise a purchase option under its lease contract. The fair market value of this property is $8.1 million as determined by the purchase option valuation process. The Company currently carries the property on its books for $1.9 million. After transaction costs and a provision for income taxes, the Company expects to record a net gain of $3.6 million, or $0.87 per diluted share. The transaction is expected to close by June 30, 1999.

Once this transaction is complete, the Company will no longer receive annual rents from the ground lease. The Company receives approximately $600,000 in pre-tax operating income from this lease per year. When this income ceases, the Company estimates that dilutive earnings per share will be reduced by approximately $0.05 per year in future periods.

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits :

     None.

b)   Reports on form 8-K

     None.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              Provident Financial Holdings, Inc.



May 7, 1999  /s/ Craig G. Blunden
             --------------------
             Craig G. Blunden
             President and Chief Executive Officer
             (Principal Executive Officer)


May 7, 1999  /s/ Brian M. Riley
             ------------------
             Brian M. Riley
             Chief Financial Officer
             (Principal Financial and Accounting Officer)