Form 10-K405
period 1999-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 1999-09-28
CIK 1010470

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark one)                       FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 0-28304

                      PROVIDENT FINANCIAL HOLDINGS, INC.
                      ----------------------------------
           (Exact name of registrant as specified in its charter)

Delaware                                                      33-0704889
----------------------------------------------          ---------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                            I.D. Number)

3756 Central Avenue, Riverside, California                       92506
----------------------------------------------                 ---------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (909) 686-6060
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

     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

As of September 10, 1999, there were issued and outstanding 4,307,585 shares of the Registrant's Common Stock. The Registrant's voting stock is listed on the Nasdaq National Market under the symbol "PROV." The aggregate market value of the voting stock held by non affiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on September 10, 1999, was $79,068,542.

                    DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1999 ("Annual Report") (Part II).
2. Portions of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders ("Proxy Statement") (Part III).

                                   PART I

Item 1.  Business
-----------------
General
     Provident Financial Holdings, Inc. ("Provident Financial" or the "Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At June 30, 1999, the Corporation had total assets of $957.4 million, total deposits of $632.9 million and stockholders' equity of $89.7 million. Provident Financial has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiaries.

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

     The Savings Bank's business consists of both traditional savings and loan and mortgage banking operations. The savings and loan operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in one- to four-family mortgage loans and, to a lesser extent, in multi-family, commercial real estate, construction, business, consumer and other loans. Mortgage banking activities consist of the origination and sale of mortgage loans secured by one- to four-family residences and the servicing of such loans for others. In addition, the Savings Bank also facilitates business loans, business checking accounts and other business banking services. The Savings Bank's revenues are derived principally from interest on its loan and investment portfolio and fees generated through its mortgage banking activities.

Recent Developments
1.  A new branch in Corona, California:
---------------------------------------
     The Savings Bank received the approval from the OTS on May 25, 1999 to open a new branch in Corona, California. The construction of the branch is still in progress and the Savings Bank plans to open the branch by January 2000.

2.  Ground lease buyout:
------------------------
     The ground lease buyout by one of the Corporation's ground lease tenants in West Los Angeles, California was completed on June 30, 1999 for $8.1 million. The book value of the property at the time of the sale was $1.9 million. After transaction costs and a provision for income taxes, the Corporation recorded a net gain of $3.6 million, or $0.87 per diluted share.

Market Area
     The Savings Bank is headquartered in Riverside, California and operates eight additional full-service offices in Riverside County and one in San Bernardino County. Management considers Riverside and Western San Bernardino Counties to be the Savings Bank's primary market for deposits. Through the operations of its Profed Mortgage Division, the Savings Bank has expanded its retail lending market to include a larger portion of Southern California and Southern Nevada. Profed Mortgage's loan production offices include wholesale loan departments through which the Savings Bank maintains a network of loan correspondents. Most of the Savings Bank's business is conducted in the communities surrounding its full-service branches and loan production offices.

     The large geographic area encompassing Riverside and San Bernardino Counties is referred to as the "Inland Empire." According to 1995 population estimates, San Bernardino and Riverside Counties have the fourth and sixth largest county populations in California, respectively. The Savings Bank's market area consists primarily of suburban and urban communities. Western Riverside and San Bernardino Counties are relatively densely populated and are within the greater Los Angeles metropolitan area. Southern California's economic growth has transformed the economy from one with a large segment in the aerospace and other defense-related industries, to a more diverse economy with service companies, including financial services, along with technology and other industries. The Inland Empire has enjoyed a recent economic boom, which has resulted in a major improvement in real estate properties. The unemployment rate in the Inland Empire in August, 1999 was at 5.7%, compared to 5.0% in California and 4.2% nationwide. The Savings Bank faces intense competition for deposits and loan originations. See --TAXATION--Competition."

Lending Activities
      General. The lending activity of the Savings Bank is predominately centered around the origination of conventional, Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgage loans secured by one- to four-family residential properties. To a lesser extent, the Savings Bank also originates multi-family, commercial real estate, construction, business, consumer and other loans for its portfolio. The Savings Bank's net loans held for investment totaled approximately $669.4 million at June 30, 1999, representing approximately 69.9% of consolidated total assets. This compares to $620.1 million, or 76.0% of consolidated total assets, at June 30, 1998.


     Loan Portfolio Analysis.  The following table sets forth the composition of the Savings Bank's loan portfolio at the dates indicated.

                                                       At June 30,
                  ---------------------------------------------------------------------------------------
                         1999            1998             1997              1996             1995
                         ----            ----             ----              ----             ----
                    Amount  Percent Amount  Percent  Amount   Percent  Amount   Percent  Amount  Percent
                    ------  ------- ------  -------  ------   -------  ------   -------  ------  -------
                                                       (In Thousands)
Mortgage Loans:
  One-to four-
   family........ $538,915  77.50% $507,194  80.08% $402,296  76.41%  $327,490  70.77%  $345,034  71.59%
  Multi-family...   38,663   5.56    46,635   7.36    52,564   9.98     54,427  11.76     53,531  11.11
  Commercial.....   41,845   6.02    42,696   6.74    47,887   9.09     54,813  11.84     61,518  12.76
  Construction...   23,249   3.34    13,746   2.17     5,778   1.10     10,222   2.21      5,938   1.23
                   ------- ------   ------- ------   ------- ------    ------- ------    ------- ------
  Total mortgage
   loans.........  642,672  92.42   610,273  96.35   508,525  96.58    446,952  96.58    466,021  96.69
Consumer loans...   41,620   5.99    19,824   3.13    16,749   3.18     15,497   3.35     15,830   3.28

Commercial business
 loans...........   10,239   1.47     2,819   0.45       991   0.19          0   0.00          0   0.00

Other loans .....      822   0.12       422   0.07       289   0.05        332   0.07        137   0.03
                   ------- ------   ------- ------   ------- ------    ------- ------   ------- ------
  Total loans
    receivable...  695,353 100.00%  633,336 100.00%  526,554 100.00%   462,781 100.00%   481,988 100.00%
                   ------- ======   ------- ======   ------- ======    ------- ======    ------- ======
Loans in process.   19,698            7,320            3,695             3,694             4,121

Deferred loan
 (costs) fees....     (448)            (298)             247               690             1,239

Unearned discounts
 on loans pur-
 chased..........       15              (30)             145               177               205

Allowance for loan
 losses..........    6,702            6,186            5,465             5,452             5,085
                  --------         --------         --------          --------          --------
  Total loans
   receivable,
   net.....       $669,386         $620,128         $517,147          $452,945          $471,543
                  ========         ========         ========          ========          ========
Loans held for
 sale .....        $37,667          $67,248          $19,984           $49,612           $34,489
                   =======          =======          =======           =======           =======

                                                        3

     Maturity of Loan Portfolio. The following table sets forth certain information at June 30, 1999, regarding the dollar amount of principal repayments becoming contractually due during the periods indicated for loans held for investment. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments, which significantly shorten the average life of loan portfolios and may cause the Savings Bank's actual repayment experience to differ from that shown below.

                                 After
                                 One     After     After
                                 Year    3 Years   5 years
                          Within Through Through   Through
                          One      3      5         10    Beyond
                          Year   Years   Years     Years  10 Years   Total
                          ----   -----   -----     -----  --------   -----
Mortgage loans:
  One-to four-family..  $     7 $ 5,371 $ 8,876   $17,308 $507,353  $538,915
  Multi-family........        7   6,456   7,230    17,646    7,324    38,663
  Commercial..........    1,367  10,668   6,676    17,031    6,101    41,845
  Construction........   18,428   4,821      --        --       --    23,249
Consumer loans........      204     392   3,333     4,569   33,122    41,620
Commercial business
 loans................    4,802   1,530   2,552     1,355       --    10,239
Other loans...........       --     418     404        --       --       822
                        ------- ------- -------   ------- --------  --------
  Total loans
   receivable.........  $24,815 $29,656 $29,071   $57,909 $553,900  $695,353
                        ======= ======= =======   ======= ========  ========

     The following table sets forth the dollar amount of all loans held in the Savings Bank's portfolio due after June 30, 2000 which have fixed interest rates and have floating or adjustable interest rates.

                                                     Floating or
                                                     Adjustable
                                     Fixed-Rates        Rates
                                     -----------        -----
                                            (In Thousands)
Mortgage loans:
 One-to four-family...............     $31,138         $507,770
 Multi-family.....................       1,943           36,713
 Commercial.......................       2,501           37,977
Construction......................       4,821               --
Consumer loans....................      27,840           13,576
Commercial business loans.........       1,318            4,119
Other loans.......................          --              822
                                       -------         --------
   Total loans receivable.........     $69,561         $600,977
                                       =======         ========

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally gives the Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     One- to Four-Family Residential Real Estate Lending. The Savings Bank's predominate lending is the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in the communities where the Savings Bank has established full service branches and loan production offices. At June 30, 1999, $538.9 million, or 77.5% of the Savings Bank's loan portfolio consisted of permanent loans on one- to four-family residences.

     Since 1989, the Savings Bank has emphasized its mortgage banking activities and has sold a majority of the residential mortgage loans that it has originated. See "-- Mortgage Banking Activities." A portion of the adjustable rate mortgage ("ARM") loans originated by the Savings Bank is retained in the Savings Bank's loan portfolio to meet the Savings Bank's asset/liability management objectives. One- to four-family loans originated for portfolio decreased by $11.3 million during fiscal 1999 as increases were posted by construction, consumer and commercial business lending. At June 30, 1999, adjustable-rate loans comprised 79.4% of the Savings Bank's loan portfolio.

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

     The Savings Bank offers ARM loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Savings Bank meet the underwriting standards of the secondary markets. The Savings Bank offers several ARM products which adjust semi-annually or annually after an initial fixed period ranging from six months to seven years subject to a limitation on the annual increase of 1.0 to 2.0 percentage points and an overall limitation of 3.0 to 6.0 percentage points. Certain ARM loans are originated with an option to convert the loan to a 30-year fixed-rate loan at the then prevailing market interest rate. The ARM loans in the Savings Bank's portfolio utilize the FHLB eleventh district cost of funds index ("COFI"), the London interbank offered rates index ("LIBOR") or the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year ("CMT"), plus a margin of 2.00% to 3.25%. Loans based on the Treasury CMT constitute a majority of the Savings Bank's loan portfolio. Currently, the Savings Bank does not originate COFI indexed loans but emphasizes products based on the one-year CMT and LIBOR, which respond more closely to changes in interest rates. The majority of the ARM loans being originated for portfolio by the Savings Bank at the present time have three, five or seven year fixed periods prior to the first adjustment period. Loans of this type have inherent interest rate risk if market rates should rise during the initial fixed rate period.

     As of June 30, 1999, the Savings Bank had $86.2 million in mortgage loans that may be subject to negative amortization. Negative amortization involves a greater risk to the Savings Bank because during a period of high interest rates the loan principal balance may increase above the amount of the original loan up to 115% of the loan amount. However, the Savings Bank believes that the risk of default is reduced by the stability provided by payment schedules and has historically found that its origination of negative amortization loans has not resulted in higher amounts of non-performing loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a given interest rate and competitive environment.

     The retention of ARM loans in the Savings Bank's loan portfolio helps reduce exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest to be paid by the customer due to increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of re-pricing and the increased required payment from the borrower. Furthermore, because ARM loans originated by the Savings Bank generally provide, as a marketing incentive, for initial rates of interest below rates that would apply if the adjustment index plus the applicable margin were initially used for pricing. Such loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow the Savings Bank to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. In addition, because the COFI is a lagging market index, upward adjustments on these loans may occur more slowly than increases in the Savings Bank's cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these considerations, the Savings Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Savings Bank's cost of funds.

     The Savings Bank's present policy generally limits loan amounts to 97% of the appraised value or purchase price of a property, whichever is lower, for conventional loans. Higher loan-to-value ratios are available on certain government-insured programs. The Savings Bank generally requires private mortgage insurance on residential loans with loan-to-value ratios exceeding 80% at origination.

     Multi-Family Residential and Commercial Real Estate Lending. Historically, the Savings Bank has originated loans secured by multi-family residential and commercial real estate. At June 30, 1999, the Savings Bank's loans held for investment included $38.7 million in multi-family real estate loans and $41.8 million in commercial real estate loans, or 5.6% and 6.0%, respectively, of total loans receivable. After 1989, the Savings Bank de-emphasized this type of lending and made multi-family and commercial real estate mortgage loans only on a selective basis. With the strengthening in these markets and the decline in delinquencies, the Savings Bank is broadening its consideration of these types of loans. At June 30, 1999, the Savings Bank had 80 multi-family and 102 commercial real estate loans in its portfolio, the largest of which was a multi-family real estate loan with a balance of $3.2 million.

     Multi-family real estate loans originated by the Savings Bank are predominately adjustable rate loans with a term to maturity of 15 years based on a 30-year amortization schedule. Commercial real estate loans originated by the Savings Bank are also predominately adjustable rate loans with a term to maturity of ten years based on a 30-year amortization schedule. Rates on multi-family and commercial ARM loans generally adjust monthly, semi-annually or annually at a specific interval over the COFI, subject to annual payment caps and life-of-loan interest rate caps. At June 30, 1999, $24.4 million, or 63.1%, of the Savings Bank's multi-family loans were secured by five to 36 unit projects, of which $15.2 million, or 39.2 %, were located in Riverside or San Bernardino Counties. The Savings Bank's commercial real estate loan portfolio generally consists of loans secured by small office buildings and small retail centers, substantially all of which are located in Southern California. The Savings Bank originates multi-family and commercial real estate loans in amounts ranging from $200,000 to $1.5 million. At June 30, 1999, the Savings Bank had 19 commercial real estate and multi-family loans with principal balances of over $1 million that totaled $30.5 million. Independent appraisers, engaged by the Savings Bank, perform appraisals on properties that secure multi-family real estate loans. Underwriting of multi-family and commercial loans includes a thorough analysis of the cash flows generated by the real estate to support the debt service and the financial resources, experience, and income level of the borrowers.

     Multi-family and commercial real estate lending affords the Savings Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. At June 30, 1999, approximately $29.4 million, or 76.1%, of the Savings Bank's multi-family loans and approximately $31.6 million, or 75.5%, of the Savings Bank's commercial real estate loans were secured by properties located in Riverside or San Bernardino County. The decline in real estate values in the early years of this decade were more pronounced with respect to multifamily and commercial real estate. Even though the Savings Bank's multi-family and commercial real estate loans are considered by management to be seasoned, and there has been an improvement in the market, there can be no assurance that the current market value of the properties securing these loans equals or exceeds the outstanding loan balance. The Savings Bank seeks to minimize the risks posed by multi-family and commercial real estate lending by originating such loans on a selective basis. At June 30, 1999, the Savings Bank had no multi-family or commercial real estate loans that were 60 days or more past due. See also "REGULATION -- Federal Regulation of Savings Associations -- Loans to One Borrower."

     Construction Lending. The Savings Bank also originates residential loans to individuals for the construction of owner-occupied single family homes. At June 30, 1999, the Savings Bank's construction loans totaled $23.2 million, or 3.3% of total loans held for investment. Occasionally, the Savings Bank makes loans to builders for the construction of small subdivisions. Typically, the Savings Bank requires a specific number of presales prior to the commencement of building in an individual phase of the planned development. With the increased demand for new housing, the Savings Bank is actively seeking to lend to single family subdivisions. Individual residential construction loans, that are not made in conjunction with the granting of permanent financing, are, generally for terms of up to 12 months.

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

     Consumer and Other Lending. The Savings Bank originates a variety of consumer loans, including secured second mortgage loans, loans secured by deposit accounts and unsecured loans. Consumer and other lending has traditionally been a small part of the Savings Bank's business. At June 30, 1999, the Savings Bank had $41.6 million, or 6.0% of its total loans receivable in outstanding consumer and other loans.

     Commercial Business Lending. The Savings Bank has created a business banking department in order to diversify its lending and increase the average portfolio yield. As of June 30, 1999, commercial loans totaled $10.2 million, or 1.5% of total loans. These loans represent unsecured lines of credit and term loans secured by business property. The Savings Bank is actively seeking to expand its business banking activities.

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

     Loan Solicitation and Processing. The Savings Bank's mortgage banking operations combine both wholesale and retail loan origination. The Savings Bank's wholesale loan production operation utilizes a network of approximately 410 loan correspondents approved by the Savings Bank who originate and submit loans at a mark-up over the Savings Bank's daily published price. During the years ended June 30, 1999 and 1998, wholesale loan originations accounted for 57.2% and 60.7%, respectively, of loans originated for sale. The Savings Bank maintains a regional wholesale lending office in Rancho Cucamonga, California.

     The Savings Bank's retail loan production operations utilize loan officers and processors employed by the Profed Mortgage Division of the Savings Bank. The Savings Bank's loan agents generate retail loan originations through referrals from realtors, builders and customers. As of June 30, 1999, Profed Mortgage operated two offices within Savings Bank facilities and seven separate loan production offices located in Lake Forest, Rancho Cucamonga, Orange, Redlands, Riverside, Hacienda Heights and Torrence in Southern California; and one in Las Vegas, Nevada. Normally, the cost of originations from retail operations exceeds the cost of wholesale operations due to the burden of additional employees and greater overhead costs.
However, the revenue per mortgage for retail originations is generally higher since a portion of the origination fee mark-up is retained by the Savings Bank. Because wholesale loan production tends to decrease more dramatically than retail loan production during periods of higher interest rates, the Savings Bank is seeking to originate a greater proportion of its loans through its retail operations. Further, the Savings Bank believes that it is better able to attract repeat business and cross-sell other banking services to borrowers from its retail loan production operations.

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

      Loan Commitments and Rate Locks. The Savings Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions. Interest rate lock-ins are offered to prospective borrowers for up to a 60 day period. The borrower may lock in the rate at any time from application until the time they wish to close the loan. Occasionally, borrowers obtaining financing on new home developments are offered rate lock-ins up to 120 days from application. The Savings Bank had outstanding commitments to originate loans totaling $39.9 million at June 30, 1999. See
Note 15 of Notes to Consolidated Financial Statements contained in Item 8 hereof. When the Savings Bank commits to a borrower to lock in an interest rate there is the risk to the Savings Bank that a rise in market interest rates will reduce the value of the mortgage before it can be closed and sold. To control the interest rate risk caused by mortgage banking activities, the Savings Bank uses forward sales agreements and over-the-counter put options related to mortgage-backed securities as a hedge. See "-- Mortgage Banking Activities -- Hedging Activities."

     Loan Origination and Other Fees. The Savings Bank generally receives origination points and loan fees. Origination points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Savings Bank is generally 1% to 2%. Current accounting standards require points and fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment or sale. The Savings Bank had ($448,000) of net deferred mortgage loan costs at June 30, 1999.

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

     The following table shows the Savings Bank's loan originations, repurchases, sales and principal repayments during the periods indicated.

                                                    Year Ended June 30,
                                               ----------------------------
                                                  1999     1998    1997
                                                  ----     ----    ----
                                                     (In Thousands)
   Loans originated for sale:
     Retail originations....................   $262,656  $183,702  $129,740
     Wholesale originations.................    350,882   283,744   183,642
                                               --------  --------  --------
          Total loans originated for sale...    613,538   467,446   313,382
                                               --------  --------  --------
   Loans sold(1):
     Servicing released.....................    648,141   424,246   341,471
     Servicing retained.....................      1,568       428     1,539
                                               --------  --------  --------
          Total loans sold..................    649,709   424,674   343,010
                                               --------  --------  --------
   Loans originated for portfolio:
     Mortgage loans:
       One- to four-family..................    183,961   195,287   112,310
       Multi-family.........................         --     2,644       916
       Commercial...........................      4,168       370     1,562
       Construction.........................     32,656    13,786     5,240
     Consumer loans.........................     30,574    10,760     6,160
     Commercial business loans..............     12,033     4,179     2,008
     Other loans............................        628       333       232
                                               --------  --------  --------
          Total loans originated for
           portfolio........................    264,020   227,359   128,428
                                               --------  --------  --------

   Loans purchased:
     Mortgage loans:
       One- to four-family..................        425    20,065     2,737
       Commercial...........................      1,010        --        --
                                               --------  --------  --------
          Total loans purchased.............      1,435    20,065     2,737
                                               --------  --------  --------
   Mortgage loan principal repayments.......    222,455   146,234    60,973
   Real estate acquired in settlement of
    loans...................................      1,775     6,932     7,094
   Increase (decrease) in other  items,
    net(2)..................................     14,622    13,215     1,105
                                               --------  --------  --------
   Net increase (decrease) in loans
    receivable, net.........................   $ 19,676  $150,245  $  34,575
                                               ========  ========  =========


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

     Occasionally, the Savings Bank is required to repurchase loans sold to FHLMC, FNMA or private investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in a loan committed fraud. Such loans must be repurchased even though they may be performing. During the years ended June 30, 1999, 1998, and 1997, the Savings Bank repurchased single-family mortgage loans, totaling $425,000, $3.1 million, and $2.7 million, respectively.

     Loan Servicing. The Savings Bank receives fees from a variety of institutional mortgage owners in return for performing the traditional services of collecting individual payments. At June 30, 1999, the Savings Bank was servicing $315.0 million of loans for others. The Savings Bank's loan servicing portfolio has decreased in recent years primarily because the Savings Bank has sold a larger portion of its loans on a servicing-released basis. So long as the Savings Bank continues to sell most mortgage loans with servicing released, the size of the mortgage servicing portfolio is expected to decrease. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Savings Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage.

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

     Under forward sales agreements, usually with FNMA, FHLMC or private investors, the Savings Bank is obligated to sell certain dollar amounts of mortgage loans that meet certain underwriting and legal criteria under specific terms before the expiration of the commitment period. These terms include the minimum maturity of loans, the yield to the purchaser, the servicing spread to the Savings Bank (if servicing is retained) and the maximum principal amount of the individual loans. Forward sales of mortgages in the pipeline protect the price of currently processed loans from interest rate fluctuations that may occur from the time the interest rate of the loan is fixed to the time of the sale. The amount of and delivery date of the forward sales commitments is based upon management's estimates as to the volume of loans that will close and the length of the origination commitment. Forward sales do not provide complete interest-rate protection, however, because of the possibility of fallout (i.e., the failure to close) during the origination process. Differences between volume and timing of actual loan originations and management's estimates can expose the Savings Bank to significant losses. If the Savings Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Savings Bank may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices. Similarly, if the Savings Bank has too many loans to deliver, the Savings Bank must sell additional cash forward commitments at current market prices. Generally, the Savings Bank seeks to maintain forward sales agreements equal to the closed loans held in inventory plus a portion of the loans the Savings Bank has rate locked and/or committed to close where the interest rate is fixed and which are projected to close. The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Savings Bank. To the extent that this strategy is not effective, the Savings Bank could have mark-to-market losses in its loans held for sale portfolio. For the year ended June 30, 1999, the Savings Bank had gains of $6.59 million attributable to sales of loans, which included hedging gains or losses. At June 30, 1999, the Savings Bank had outstanding commitments to sell loans totaling $36.7 million. See Note 15 of the Notes to Consolidated Financial Statements.

     In order to reduce the interest rate risk associated with commitments to originate loans that are in excess of forward sales commitments, the Savings Bank purchases over-the-counter options on treasury bonds and/or mortgage-backed securities. At June 30, 1999, the Savings Bank had no option contracts outstanding.

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

Delinquencies and Classified Assets
     Delinquent Loans. When a mortgage loan borrower fails to make a required payment when due, the Savings Bank institutes collection procedures. If the Savings Bank is unsuccessful at curing a delinquency, a property inspection is performed between the 45th day and 60th day of delinquency. In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency, or sooner if the borrower is chronically delinquent, and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated. Interest income on loans is reduced by the full amount of accrued and uncollected interest.


The following table sets forth delinquencies in the Savings Bank's loan portfolio as of the dates indicated.


                                                        At June 30,
                   --------------------------------------------------------------------------------------
                               1998                       1997                          1996
                   --------------------------- ----------------------------- ----------------------------
                                      90                            90                           90
                   60 - 89 Days  Days or More   60 - 90 Days   Days or More   60 - 89 Days  Days or More
                   ------------- ------------- -------------- -------------- -------------- -------------
                          Prin-         Prin-          Prin-          Prin-          Prin-          Prin-
                          cipal         cipal          cipal          cipal          cipal          cipal
                          Bal-          Bal-           Bal-           Bal-           Bal-           Bal-
                   Number ance   Number ance    Number ance    Number ance    Number ance    Number ance
                    of     of     of     of      of     of      of     of      of     of      of     of
                   Loans  Loans  Loans  Loans   Loans  Loans   Loans  Loans   Loans  Loans   Loans  Loans
                   -----  -----  -----  -----   -----  -----   -----  -----   -----  -----   -----  -----
                                                   (Dollars in Thousands)
Mortgage loans:
  One-to-four-
   family........    3    $429     16  $1,764     1    $176     14   $1,700     6  $  918      30  $3,227
  Multi-family...   --      --     --      --    --      --     --       --    --      --       2   1,725
  Commercial.....   --      --     --      --     1     422     --       --     1     465       2     960
  Construction...   --      --     --      --    --      --     --       --    --      --      --      --
Commercial
 business loans...  --      --     --      --    --      --     --       --    --      --      --      --
Consumer loans...    5      12     13      39     1       2      2       35     1      14       7     201
Other loans......   --      --     --      --    --      --     --       --    --      --      --      --
                    --    ----     --  ------    --    ----     --   ------    --  ------      --  ------
    Total........    8    $441     29  $1,803     3    $600     16   $1,735     8  $1,397      41  $6,113
                     =    ====     ==  ======     =    ====     ==   ======     =  ======      ==  ======

                                                        12

     The following table sets forth information with respect to the Savings Bank's non-performing assets and restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 at the dates indicated.
                                                  At June 30,
                                    ---------------------------------------
                                    1999    1998     1997     1996     1995
                                    ----    ----     ----     ----     ----
Loans accounted for on a
 non-accrual basis:
Mortgage loans:
 One-to four-family..........      $1,165  $1,669  $3,667   $3,511   $1,137
 Multi-family................          --      --   1,176      798      142
 Commercial..................          --     245     979(1)    --    1,279
Consumer loans...............          39      18     150      108       --
                                   ------  ------   ------   ------   ------
  Total......................       1,204   1,932   5,972    4,417    2,558
                                   ------  ------   ------   ------   ------
Accruing loans which are
contractually past due
90 days or more:
One- to four-family..........         138      --      268       --       --
Consumer.....................          --      --        9       --       --
                                   ------  ------   ------   ------   ------
  Total......................         138      --      277       --       --
                                   ------  ------   ------   ------   ------
Total nonaccrual
 and 90 days or more
 past due loans..............       1,342   1,932    6,249    4,417    2,558

Foreclosed real estate, net..       1,775   4,447    2,636    2,711    6,784
                                   ------  ------   ------   ------   ------
Total nonperforming assets...      $3,117  $6,379   $8,885   $7,128   $9,342
                                   ======  ======   ======   ======   ======
Restructured loans...........      $1,508  $2,074   $4,910   $4,905   $3,272
                                   ======  ======   ======   ======   ======
Nonaccrual and 90 days or more
past due loans as a percentage
of loans receivable, net......       0.20%   0.31%    1.21%    0.98%    0.54%

Nonaccrual and 90 days or more
past due loans as a percentage
of total assets...............       0.14%   0.24     1.02     0.76     0.45

Nonperforming assets as a
percentage of total assets....       0.33%   0.78     1.44     1.22     1.65
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

     Interest income, which would have been recorded for the year ended June 30, 1999 had nonaccruing loans been current in accordance with their original terms, amounted to approximately $399,000. The amount of interest included in the results of operations on such loans for the year ended June 30, 1999 amounted to approximately $175,000. Interest income foregone on restructured loans for such periods was not material.

     Foreclosed and Investment Real Estate. Real estate acquired by the Savings Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or market value less cost of sale. Subsequent declines in value are charged to operations.
At June 30, 1999, the Savings Bank had $1.7 million of foreclosed real estate, net of allowance for losses of $32,000. The Savings Bank established provisions of $52,000 for losses on foreclosed real estate during the year ended June 30, 1999. At June 30, 1999, the Savings Bank's foreclosed real estate was comprised of 16 properties.

     Investment real estate is carried at the lower of cost or fair market value. All costs of anticipated disposition are considered in the determination of fair value. The Savings Bank had $1.1 million of investment real estate, net of reserves at June 30, 1999, all of which was held by a wholly owned subsidiary.

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

     The aggregate amounts of the Savings Bank's classified assets, including assets designated as special mention, were as follows at the dates indicated (dollars in thousands):

                              At June 30,
                         -------------------
                          1999        1998
                          ----        ----
Doubtful..............   $    --     $    --
Substandard assets....     6,429      11,398
Special mention.......       891       1,627
                         -------     -------
      Total...........   $ 7,320     $13,025
                         =======     =======
Total classified assets
 as of percentage total
 assets...............      0.76%       1.60%

     As set forth below, as of June 30, 1999, assets classified as substandard and special mention included 52 loans and properties totaling approximately $7.3 million.

                          Number
                            of                  Special
Type of Loan/Property     Loans   Substandard   Mention      Total
---------------------     -----   -----------   -------      -----
                                      (Dollars in Thousands)

One- to four-family....    34      $ 2,832      $  341      $ 3,173
Multi-family...........     1           --         550          550
Commercial real estate.     4        2,634          --        2,634
Construction...........     5           42          --           42
Real estate owned......     8          921          --          921
                          ---      -------      ------       ------
    Total..............    52      $ 6,429      $  891      $ 7,320
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

     In originating loans, the Savings Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit-worthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan. The Savings Bank increases its allowance for loan losses by charging provisions for loan losses against the Savings Bank's operations.

     The general valuation allowance is maintained to cover losses inherent in the portfolio of performing loans. The responsibility for the review of the Savings Bank's assets and the determination of the adequacy of the general valuation allowance lies with the Internal Asset Review Committee ("IAR"). This committee assigns the loss reserve ratio for each type of asset and reviews the adequacy of the allowance at least quarterly based on an evaluation of the portfolio, past experience, prevailing market conditions, concentration in loan types and other relevant factors. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured as prescribed in SFAS No. 114 (as amended by SFAS No. 118). The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowances at appropriate levels. Management presents a review of the allowance for loan losses to the Corporation's board of directors on a quarterly basis.

     At June 30, 1999, the Savings Bank had an allowance for loan losses of $6.7 million or 0.96% of gross loans receivable. This compares to $6.2
million at June 30, 1998 which was 0.98% of gross loans receivable.   The
provision for loan losses totaled $525,000 in fiscal 1999 compared to $1.2 million in fiscal 1998. The Savings Bank's focus on expanding its investment in Consumer and Business Banking loans may lead to increased levels of charge-offs. However, management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     As a result of past decreases in local and regional real estate values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as a part of the examinations of such institutions by banking regulators. While the Savings Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles ("GAAP"), there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Savings Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Savings Bank's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations.

                                                Year Ended June 30,
                                     --------------------------------------
                                     1998    1997    1996    1995    1994
                                     ----    ----    ----    ----    ----
                                              (Dollars in Thousands)
       Balance at beginning of
        period....................  $6,186  $5,465  $5,452  $5,085  $3,332
       Recoveries:
       Mortgage loans:
        One- to four-family.......     129      11      11      16      97
        Multi-family..............      --     191      60     258     145
        Commercial................      --     173      38     315     177
        Consumer..................      36      29      --      --      --
        Other.....................     135      --      27      --      40
                                    ------  ------  ------  ------  ------
          Total recoveries........     300     404     136     589     459
                                    ------  ------  ------  ------  ------
       Charge-offs:
       Mortgage loans:
        One- to four-family.....       201     187     457     214     772
        Multi-family............        --       2     609     934   1,589
        Commercial..............        52     580     309   1,335   1,101
        Consumer loans..........        56     114      --      --      17
        Other loans.............        --      --       2      --      14
                                    ------  ------  ------  ------  ------
          Total charge-offs.....       309     883   1,377   2,483   3,493
                                    ------  ------  ------  ------  ------
       Net loan charge-offs
       (recoveries).............         9     479   1,241   1,894   3,034

       Provision for loan losses       525   1,200   1,254   2,261   4,787
                                    ------  ------  ------  ------  ------
       Balance at end of period.    $6,702  $6,186  $5,465  $5,452  $5,085
                                    ======  ======  ======  ======  ======
       Allowance for loan losses as
       a percentage of gross loans
       receivable...............      0.95%   0.98%   1.04%   1.18%   1.06%

       Net loan charge-offs
       (recoveries) as a percentage
       of average loans outstanding
       during the period........      0.25    0.10    0.25    0.38    0.62

       Allowance for loan losses as
       a percentage of nonperforming
       loans at end of period...    499.48  320.19   87.45  123.42  198.79


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

                                                            At June 30,
                         --------------------------------------------------------------------------------
                              1999             1998            1997             1996           1995
                         --------------- ---------------- ---------------- --------------- --------------
                                 % of in          % of in          % of in         % of in        % of in
                                 Each             Each             Each            Each           Each
                                 Cate-            Cate-            Cate-           Cate-          Cate-
                                 gory             gory             gory            gory           gory
                                 To               To               To              To             To
                                 Total            Total            Total           Total          Total
                         Amount  Loans    Amount  Loans    Amount  Loans    Amount Loans   Amount Loans
                         ------  -----    ------  -----    ------  -----    ------ -----   ------ -----
                                                       (Dollars in Thousands)
Mortgage loans:
  One- to four-family.  $ 1,588  76.48%   $   972  80.08% $   863  76.40%  $  930  70.77%  $  661  71.59%
  Multi-family........      733   5.91        854   7.36      935   9.98    1,532  11.76    1,030  11.11
  Commercial..........    1,547   6.69      1,334   6.74    1,542   9.09    2,848  11.84    2,587  12.76
  Construction........       14   3.34         20   2.17        7   1.10       28   2.21       13   1.23
Consumer loans........       --   5.99        147   3.13      114   3.18      112   3.35      108   3.28
Commercial Business
 Loans................       --   1.47         --   0.45       --   0.19       --     --       --     --
Other loans...........       16   0.12          3   0.07        2   0.06        2   0.07        1   0.03

Unallocated...........    2,804   N/A       2,856    N/A    2,002    N/A       --    N/A      685    N/A
                        ------- ------    ------- ------  ------- ------   ------ ------   ------ ------
  Total allowance for
   loan losses........  $ 6,702 100.00%   $ 6,186 100.00% $15,465 100.00%  $5,452 100.00%  $5,085 100.00%
                        ======= ======    ======= ======  ======= ======   ====== ======   ====== ======

                                                        18

Investment Activities
    Federally chartered savings institutions are permitted under federal and state laws to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper and corporate debt securities. Savings institutions like the Savings Bank are also required to maintain an investment in FHLB stock. In addition, the Savings Bank is required to maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "REGULATION" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS--Liquidity and Capital Resources" in Item 7 of this Report. At June 30, 1999, the Savings Bank's regulatory liquidity was 24.6%, which is in excess of the 4.0% required by OTS regulations.

     The investment policy of the Savings Bank, established by the Board of Directors and implemented by the Savings Bank's asset/liability committee, seeks to provide and maintain adequate liquidity, complement the Savings Bank's lending activities, and generate a favorable return on investments without incurring undue interest and credit risks. Investments are made based on certain considerations, which include yield, quality, maturity and marketablility. The effect that the proposed investment would have on the Savings Bank's risk-based capital is also calculated during the evaluation.

     At June 30, 1998, the Corporation's investment securities portfolio totaled $185.9 million at amortized cost and consisted of U.S. Government and federal agency obligations. Only the Corporation's FNMA, FHLMC and real estate investment trust ("REIT") investments were available for sale, all other securities were classified as held to maturity.

     The following table sets forth the composition of the Savings Bank's investment portfolio at the dates indicated.

      The following table sets forth the composition of the Savings Bank's investment portfolio at the dates indicated.

                                                           At June 30,
                        --------------------------------------------------------------------------------
                                   1999                      1998                       1997
                        --------------------------- -------------------------  -------------------------
                                 Esti-                      Esti-                      Esti-
                        Amor-    mated              Amor-   mated              Amor-   mated
                        tized    Market             tized   Market             tized   Market
                        Cost     Value     Percent  Cost    Value     Percent  Cost    Value     Percent
                        ----     -----     -------  ----    -----     -------  ----    -----     -------
                                                   (Dollars in Thousands)
Investment securities
 available for sale(1)
  FHLMC stock.........        20    1,160   0.01%       20      941    0.03%       20      700    0.06%
  FNMA stock..........         1       95     --         1       85      --         1       61      --
  Equity securities...     1,071    1,095   0.58       500      500    0.67        --       --      --
  U.S. Treasury
   securities and
   obligations
   of other U.S.
   government and
   corporation........     4,989    4,994   2.68        --       --      --        --       --      --
Investment securities
 held to maturity
  U.S. Government and
   agency obligations.   179,803  175,992  96.71    73,975   73,884   99.23    32,555   32,570   96.70
  Corporate securities
   (2).................       --       --     --        --       --      --       998    1,000    2.97
  Other(3).............       31       41   0.02        53       64    0.07        92       94    0.27
                        -------- -------- ------   -------  -------  ------   -------  -------  ------
  Total................ $185,915 $183,377 100.00%  $74,549  $75,474  100.00%  $33,666  $34,425  100.00%
                        ======== ======== ======   =======  =======  ======   =======  =======  ======
---------------------
(1) Consists of FHLMC, FNMA and FBR Asset Investment Corp. stock.
(2) Consists of bankers' acceptances.
(3) Consists of mortgage-backed securities.



     The following table sets forth the maturities and weighted average yields of the debt securities in the Savings Bank's securities portfolio at June 30, 1999.

                                    Due in             Due                Due
                                   One Year       After One to           After
                                   or Less          Five Years        Five Years            Total
                               ---------------   ---------------   ----------------   ----------------
                               Amount    Yield   Amount    Yield   Amount     Yield   Amount     Yield
                               ------    -----   ------    -----   ------     -----   ------     -----
                                                           (Dollars in Thousands)
U.S. Government and federal
 agency obligations..........  $ 3,609   5.61%   $20,995   6.06%   $155,199   6.29%   $179,803   6.25%
Other........................       --     --         --     --          31   6.23%         31   6.22
                               -------   ----    -------   ----    --------   ----    --------   ----
Total .......................  $ 3,609   5.61%   $20,995   6.06%   $155,230   6.29%   $179,834   6.25%
                               =======           =======           =========          ========


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

     The Savings Bank currently offers certificates of deposit for terms not exceeding 60 months. As illustrated in the following table, certificates of deposit accounted for 64.4% of the Savings Bank's deposit portfolio at June 30, 1999. The Savings Bank intends to attempt to reduce the overall cost of its deposit portfolio by increasing its consumer checking account base and by expanding into business banking. See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in Item 7 of this Report.

     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 1999.


Weighted                                                             Per-
Average                                                              centage
Interest               Checking and              Minimum             of Total
Rate          Term     Savings Deposits          Amount   Balance    Deposits
----          ----     ----------------          ------   -------    --------
                                                      (In Thousands)

3.06%          N/A     Savings Accounts        $   10    $ 81,108     12.82%

1.54           N/A     NOW Accounts                --      75,443     11.92

3.74           N/A     Money Market Accounts       --      68,835     10.88

                       Certificates of Deposit
                       -----------------------
5.12  18-36 Months     Variable CD              1,000       7,174      1.13
3.90  90 Days or Less  Fixed term, fixed rate   1,000      10,291      1.63
4.36    6-7 Months     Fixed-term, fixed rate   1,000      67,739     10.70
4.84      9 Months     Fixed-term, fixed rate   1,000      63,294     10.00
5.04        1 Year     Fixed-term, fixed rate   1,000     144,894     22.89
5.00     15 Months     Fixed-term, fixed rate   1,000      55,222      8.73
5.41       2 Years     Fixed-term, fixed rate   1,000      22,779      3.60
5.68       3 Years     Fixed-term, fixed rate   1,000       7,900      1.25
5.33       4 Years     Fixed-term, fixed rate   1,000       1,840       .29
5.84       5 Years     Fixed-term, Compounded
                       Certificate              1,000      26,162      4.13
4.78    Negotiable     Jumbo-negotiable rate  100,000         200       .03
                                                         --------    ------
4.13%                                                    $632,881    100.00%
                                                         ========    ======

     The following table indicates the amount of the Savings Bank's certificates of deposit in amounts of $100,000 or more by time remaining until maturity as of June 30, 1999.

       Maturity Period               Amount
       ---------------               ------
                                 (In Thousands)

Three months or less...........     $27,986
Over three through six months..      18,885
Over six through 12 months.....      39,344
Over 12 months.................      11,057
                                    -------
     Total.....................     $97,272
                                    =======

     Deposit Flow. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amount of deposits in the various types of accounts offered by the Savings Bank at and between the dates indicated.

                                            At June 30,
                      -------------------------------------------------------
                                 1999                         1998
                                Percent                     Percent
                                  of    Increase              of   Increase
                       Amount   Total  (Decrease)   Amount   Total  (Decrease)
                       ------   -----  ----------   ------   -----  ----------
Non-interest-bearing.$ 14,764    2.33%     3,996  $ 10,768    1.85%    8,433

NOW checking.........  60,679    9.58%    14,817    45,862    7.87%   21,815

Regular savings
accounts.............  81,108   12.82%    18,907    62,201   10.67%   16,303

Money market deposit.  68,835   10.88%    (2,658)   71,493   12.26%  (14,503)

Fixed-rate
certificates which
mature:
 Within 1 year....... 362,821   57.33%    28,441   334,380   57.35%   48,314

 After 1 year, but
  within 2 years.....  18,119    2.86%   (17,791)   35,910    6.16%     (647)

  After 2 years, but
   within 5 years....  19,157    3.03%      (429)   19,586    3.36%   (5,320)

  After 5 years......     224     .03%       224        --      --      (121)

 Other...............   7,174    1.14%     4,349     2,825     .48%       (8)
                     --------  ------    -------  --------  ------   -------
     Total...........$632,881  100.00%   $49,856  $583,025  100.00%  $74,266
                     ========  ======    =======  ========  ======   =======

     Time Deposits by Rates. The following table sets forth the time deposits in the Savings Bank categorized by rates at the dates indicated.

                                                 At June 30
                                   ---------------------------------------
                                      1999          1998          1997
                                      -----         -----         ----
                                               (In Thousands)

       Below 3.00%                 $     199     $     184     $     164

        3.00 - 4.49%                  81,691         7,104         3,333

        4.50 - 5.49%                 260,349       175,701       119,452

        5.50 - 6.49%                  63,110       206,938       223,525

        6.50 - 7.49%                   1,997         2,462         3,657

        Over 7.50%                       149           312           352
                                    --------      --------      --------
           Total                    $407,495      $392,701      $350,483
                                    ========      ========      ========


     Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at June 30, 1999.

                                              Amount Due
                         ----------------------------------------------------
                         Less Than   1-2     2-3     3-4     After
                         One Year    Years   Years   Years   4 Years   Total
                         --------    -----   -----   -----   -------   -----
                                             (In Thousands)

        Below 3.00%..... $    125  $    50  $   --  $   --  $   24  $    199

        3.00 - 4.49.....   76,503    4,109     432     140     507    81,691

        4.50 - 5.49%....  243,772   12,100   1,345   1,751   1,382   260,350

        5.50 - 6.49%....   47,162    3,024   8,180   4,614     130    63,110

        6.50 - 7.49%....      812    1,179      --      --       6     1,997

        Over 7.49%......        6       --      --      --     142       148
                         --------  -------  ------  ------  ------  --------
             Total...... $368,380  $20,462  $9,957  $6,505  $2,191  $407,495
                         ========  =======  ======  ======  ======  ========

      Deposit Activity. The following table sets forth the deposit activities of the Savings Bank for the periods indicated.

                                   Year Ended June 30,
                             -----------------------------
                               1999       1998        1997
                               ----       ----        ----
                                     (In Thousands)

Beginning balance........... $583,025  $508,759   $479,374
                             --------  --------   --------
Net deposits (withdrawals)
 before interest credited..    28,493     52,020      9,128
Interest credited...........   21,363     22,246     20,257
                             --------   --------   --------
Net increase (decrease) in
 deposits...................   49,856     74,266     29,385
                             --------   --------   --------
Ending balance.............. $632,881   $583,025   $508,759
                             ========   ========   ========

     Borrowings. The FHLB, San Francisco functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, the Savings Bank is required to own capital stock in the FHLB-San Francisco and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Savings Bank utilizes advances from the FHLB-San Francisco as an alternative to retail deposits to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-San Francisco has, from time to time, served as the Savings Bank's primary borrowing source. Advances from the FHLB-San Francisco are typically secured by the Savings Bank's first mortgage loans. At June 30, 1999, the Savings Bank had $214.5 million of borrowings from the FHLB-San Francisco at a weighted average rate of 5.25%. Such borrowings mature between 1999 and 2004. The following tables sets forth certain information regarding borrowings by the Savings Bank at the dates and for the periods indicated:

                                                          At June 30,
                                                   ------------------------
                                                     1999     1998     1997
                                                     ----     ----     ----
       Balance outstanding at end of period:
            FHLB advances......................   $214,506  $132,114   $6,828

       Weighted average rate paid on:
           FHLB advances.......................       5.25%     5.70%    5.82%

                                                      Year Ended June 30
                                                   ------------------------
                                                     1999     1998     1997
                                                     ----     ----     ----
       Maximum amount of borrowings outstanding at any month end:

            FHLB advances....................... $214,506  $132,114   $8,578

       Approximate average short-term borrowings
        outstanding with respect to:
            FHLB advances.......................  100,825   121,500    7,098

       Approximate average short-term borrowing
        rate with respect to:
            FHLB advances.......................     5.42%     5.69%    5.87%

Subsidiary Activities
     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Savings Bank's investment in its service corporations did not exceed these limits at June 30,1999.

     The Savings Bank has three wholly owned subsidiaries: Profed Mortgage, Inc., Provident Financial Corp. ("Provident Financial") and First Service Corporation ("First Service"). Provident Financial participated in a number of real estate joint ventures in the 1980s, with the last joint ventures entered into in 1989. The final joint venture was concluded with the sale of the remaining land in July 1995. Provident Financial's current activities include: (i) acting as trustee for the Savings Bank's real estate transactions, (ii) engaging in annuity sales and providing brokerage services at branch offices of the Savings Bank, (iii) selling property and life insurance, primarily to Savings Bank customers, and (iv) holding real estate for investment. Since 1991 Provident Financial has held the ground lease on a property in West Los Angeles. During fiscal 1999 one of the tenants on this property exercised its option to purchase the ground lease. The transaction was completed on June 30, 1999 and resulted in a net gain of $3.6 million.
The remaining real estate held for investment by Provident Financial at June 30, 1999 totaled $1.1 million. Profed Mortgage, Inc., which formerly contained the Savings Bank's mortgage banking activities that are currently conducted by the Savings Bank's Profed Mortgage Division, and First Service are currently inactive. At June 30, 1999, the Savings Bank's investment in its subsidiaries was $7.3 million.

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

     The Savings Bank, as a member of the FHLB-San Francisco, is required to acquire and hold shares of capital stock in the FHLB-San Francisco in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-San Francisco. The Savings Bank is in compliance with this requirement with an investment in FHLB-San Francisco stock of $6.6 million at June 30, 1999.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     The Savings Bank's accounts are insured by the SAIF to the maximum extent permitted by law. The Savings Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital --"well capitalized," "adequately capitalized," and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% of insured deposits for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% of insured deposits for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

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

     At June 30, 1999, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test set forth in Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may re-qualify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code of 1986, as amended ("Code") or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small business and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the

FHLMC or the FNMA.  Portfolio assets consist of total assets minus the sum of
(i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1999, the qualified thrift investments of the Savings Bank were approximately 90.8% of its portfolio assets.

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

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are non-qualifying residential mortgage loans and that portion of land loans and nonresidential construction loans which do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

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

     At June 30, 1999, the Savings Bank's Tier I capital of approximately $72.4 million, or 15.4% of risk weighted assets, was $44.1 million in excess of the OTS requirement of $28.3 million, or 6.0% of risk weighted assets. Finally, at June 30, 1999, the Savings Bank had risk-based capital of approximately $79.1 million or 16.8% of total risk-weighted assets, which was $31.9 million in excess of the OTS risk-based capital requirement of $47.2 million or 10% of risk-weighted assets.

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1999, the Savings Bank's limit on loans to one borrower was $14.4 million, and the Savings Bank's largest aggregate amount of loans to one borrower was $3.7 million.

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

     Qualified Thrift Lender Test. The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations - Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

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

     Tax Bad Debt Reserves.   For taxable years beginning prior to January 1,
1996, savings institutions such as the Savings Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Savings Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Savings Bank's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Savings Bank's actual loss experience over a period of several years. Each year the Savings Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. The Savings Bank used the experience method bad debt deduction for the taxable year ended June 30, 1997.

     Legislation enacted in 1996 repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As result, the Savings Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income method or the experience method. Instead, the Savings Bank will be permitted to deduct as bad debt expense its specific charge-offs during the taxable year. This legislation also requires savings associations to recapture into taxable income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. As of the effective date of the legislation, the Savings Bank had no post-1987 additions to its bad debt tax reserves.

     Under prior law, if the Savings Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would have been unable to make additions to its bad debt reserve. Instead, the Savings Bank would have been required to deduct bad debts as they occurred and would have additionally been required to recapture its bad debt reserve deductions ratably over a multi-year period. At June 30, 1999, the Savings Bank's total bad debt reserve for tax purposes was approximately $9.2 million. Among other things, the qualifying thrift definitional tests required the Savings Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Savings Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Corporation that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Savings Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Savings Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the amount distributed will be includable in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

     Other Matters.   The IRS has concluded its examination of the Savings
Bank's income tax returns for the fiscal years 1994, 1995 and 1996. The IRS has notified the Savings Bank of proposed adjustments to its income tax liability for the years under examination. The proposed adjustments are not material to the Savings Bank's audited financial statements. The California Franchise Tax Board has audited the Savings Bank through tax year 1990.

State Taxation
     California. The California franchise tax rate applicable to the Savings Bank equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Savings Bank). At June 30, 1999, the total tax rate was 10.84%. Bad debt deductions are available in computing California franchise taxes using the specific charge-off method.
The Savings Bank and its California subsidiaries file California state franchise tax returns on a combined basis. The Corporation will be treated as a general corporation subject to the general corporate tax rate.

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

Personnel
     As of June 30, 1999, the Savings Bank had 294 full-time and 76 part-time employees. The employees are not represented by a collective bargaining unit and the Savings Bank believes its relationship with its employees to be good.

Year 2000
     The company has undertaken a major project to ensure that its internal operating systems, as well as those of its major customers and suppliers, will be fully capable of processing transactions in the Year 2000 and beyond. See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in Item 7 of this Report.

Item 2. Properties
------------------
     At June 30, 1999, the net book value of the Savings Bank's property (including land and buildings) and its fixtures, furniture and equipment was $8.4 million. The Savings Bank's home office, which is owned by the Savings Bank, is located in Riverside, California. In addition, the Savings Bank has nine branch offices, of which eight are in Riverside County in the cities of Riverside (2), Moreno Valley (2), Hemet, Sun City, Rancho Mirage and Blythe, California and one is in Redlands, California in San Bernardino County. Six of the Savings Bank's branch offices are owned by the Savings Bank and three are leased. The leases expire in 2000 and 2008. The Savings Bank also has seven separate loan production offices, which are located in Riverside, Rancho Cucamonga, Redlands, Santa Ana, Lake Forest and Torrance, California and Las Vegas, Nevada. All of these offices are leased. The leases expire from 1998 to 2003.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                             PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
--------------------------------------------------------------------------

     The information required herein is incorporated by reference from page 39 of the Corporation's Annual Report, which is included herein as Exhibit 13.
As of September 10, 1999, there were approximately 2,234 stockholders of record.

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

Item 6.  Selected Financial Data
--------------------------------
     The information required herein is incorporated by reference from pages 6 and 7 of the Annual Report, which is included herein as Exhibit 14. The following table sets forth quarterly financial data.

                   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       1999
                                 --------------------------------------------
                                         Fourth    Third    Second    First
                                 Total   Quarter   Quarter  Quarter   Quarter
                                 -----   -------   -------  -------   -------
(Dollars in Thousands, Except
 per share)

Interest income............     $59,314  $15,445   $14,878  $14,763   $14,228

Interest expense...........      34,372    8,643     8,295    8,701     8,733
                                -------  -------   -------  -------   -------
Net interest income........      24,942    6,802     6,583    6,062     5,495

Noninterest income.........      18,319    8,929     2,976    3,363     3,051

Provision for loan losses..         525       75        75      150       225

Noninterest expense........      24,717    6,558     6,093    6,489     5,577
                                -------  -------   -------  -------   -------

Earnings before taxes......      18,019    9,098     3,391    2,786     2,744

Taxes on income............       7,554    3,782     1,431    1,180     1,161
                                -------  -------   -------  -------   -------
Net earnings ..............     $10,465  $ 5,316   $ 1,960  $ 1,606     1,583
                                =======  =======   =======  =======   =======
Per common share:

Per share earnings, diluted       $2.53    $1.34      $.48     $.39      $.37
                                  =====    =====      ====     ====      ====

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Certain information required herein is incorporated by reference from pages 8 through 16 of the Corporation's Annual Report, which is included herein as Exhibit 13.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Quantitative Aspects of Market Risk. The Savings Bank does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. Furthermore, the Savings Bank is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Savings Bank's interest-earning assets and interest-bearing liabilities, see the tables under "Item 1. Business - Lending Activities - Maturity of Loan Portfolio," "-Investment Activities" and "-Deposit Activities and Other Sources of Funds - Time Deposits by Maturities" contained herein.

     Qualitative Aspects of Market Risk. The Savings Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Savings Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and the selling of fixed-rate, one-to-four family mortgage loans. In addition, the Savings Bank maintains an investment portfolio of U.S. Government and agency securities with contractual maturities of between zero and ten years. The Savings Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Savings Bank promotes transaction accounts and certificates of deposit with terms up to five years. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

     Average Balances, Interest and Average Yields/Cost. The following table sets forth certain information for the periods regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs thereof. Such yields and costs for the periods indicated are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented.

                                                        Year Ended June 30,
                           ------------------------------------------------------------------------------
                                     1999                      1998                        1997
                           ------------------------ -------------------------- --------------------------
                                             Average                    Average                   Average
                           Average           Yield/ Average             Yield/ Average             Yield/
                           Balance  Interest Cost   Balance  Interest   Cost   Balance   Interest  Cost
                           -------  -------- ----   -------  --------   ----   -------   --------  ----
                                                     (Dollars in Thousands)
Interest-earning assets:
 Loans receivable, net
  (1)(2).................  $707,799 $52,217  7.38%  $613,672   46,305   7.55%  $498,853  $38,445   7.71%
 Investment securities...   105,227   6,448  6.13     52,361    3,257   6.22     55,207    3,133   5.68
 FHLB stock..............     7,496     381  5.08      5,214      303   5.81      4,749      290   6.10
 Interest-earning deposits    5,717     268  4.69      4,358      231   5.31     14,712      731   4.97
                           --------  ------  ----   --------  -------   ----   --------  -------   ----
  Total interest-earning
   assets................   826,239  59,314  7.17    675,605   50,096   7.41    573,521   42,599   7.43
                           --------  ------         --------  -------          --------  -------
Non-interest-earning assets  35,486                   27,502                     25,051
                           --------                 --------                   --------
      Total assets.......  $861,725                 $703,107                   $598,572
                           ========                 ========                   ========
Interest-bearing liabilities:
 Passbook accounts.......  $ 73,974   2,399  3.24    $50,010    1,216   2.43    $49,567    1,363   2.75
 Demand and NOW accounts.   140,157   3,677  2.62    119,571    3,470   2.90    111,059    3,733   3.36
 Certificate accounts....   401,286  21,012  5.24    368,501   21,025   5.71    329,099   18,016   5.47
                           --------  ------  ----   --------  -------   ----   --------  -------   ----
      Total deposits ....   615,417  27,088  4.40    538,082   25,711   4.78    489,725   23,112   4.72

 FHLB advances...........   139,240   7,275  5.22     64,228    3,695   5.75      7,098      416   5.87
 Other borrowings........       167       9  5.38        206       11   5.35         --       --     --
                           --------  ------  ----   --------  -------   ----   --------  -------   ----
      Total interest-
       bearing liabilities  754,824  34,372  4.55    602,516   29,417   4.88    496,823   23,528   4.74
                           --------  ------         --------  -------          --------  -------
Non-interest-bearing
 liabilities.............    22,652                   16,602                     15,912
                           --------                 --------                   --------
 Total liabilities.......   777,476                  619,118                    512,735
                           --------                 --------                   --------
 Shareholders equity.....    84,249                   83,989                     80,837
                           --------                 --------                   --------
      Total liabilities
       and Shareholders
       equity............  $861,725                 $703,107                   $598,572
                           ========                 ========                   ========
 Net interest income.....           $24,942                   $20,679                    $19,071
                                    =======                   =======                    =======
 Interest rate spread(3).                    2.62%                      2.53%                      2.69%
 Net interest margin(4)..                    3.01%                      3.06%                      3.33%
 Ratio of average
  interest-earning assets
  to average interest-
  bearing liabilities....    109.46%                  112.13%                    115.44%

(1) Includes loans available for sale.
(2) Includes deferred loan fee amortization of ($585,000), ($752,000) and ($254,000) for the years ended
    June 30, 1999, 1998 and 1997, respectively.
(3) Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

                                                        39

     Yields Earned and Rates Paid. The following table sets forth (on a consolidated basis) for the periods and at the dates indicated the weighted average yields earned on the Savings Bank's assets and the weighted average interest rates paid on the Savings Bank's liabilities, together with the net yield on interest-earning assets.

                                          At June      Year Ended June 30,
                                            30,      -----------------------
                                           1999      1999     1998     1997
                                           ----      ----     ----     ----
Weighted average yield on:

Loans receivable (1).................      7.38%     7.52%    7.55%     7.71%

Investment securities................      6.13      6.25     6.22      5.68

FHLB stock...........................      5.08      5.24     5.81      6.10

Interest-earning deposits............      4.69      4.94     5.31      4.97

All interest-earning assets..........      7.17      7.25     7.41      7.43

Weighted average rate paid on:

Passbook accounts....................      3.24       3.06    2.43      2.75

Demand and NOW accounts..............      2.62       2.59    2.90      3.36

Certificate accounts.................      5.24       4.95    5.71      5.47

FHLB advances........................      5.22       5.25    5.75      5.87

Other borrowings.....................      5.38       5.14    5.34       --

All interest-beraing liabilities.....      4.55       4.44    4.88      4.74

Interest rate spread (spread between
weighted average rates on all
interest-earnings assets and all
interest-bearing liabilities.........      2.62       2.80    2.53      2.69

Net interest margin (net interest
income as a percentage of average
interest-earning assets).............      3.01       3.04    3.06      3.33

(1)   Includes loans available for sale.

     Rate/Volume Table. The following table sets forth the effects of changing rates and volumes on interest income and expense of the Savings Bank. Information is provided with respect to (i) effects attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes that cannot be allocated between rate and volume.

                           Year Ended June 30,                   Year Ended June 30,
                          1999 Compared to Year                 1998 Compared to Year
                           Ended June 30, 1998                   Ended June 30, 1997
                        Increase (Decrease) Due to            Increase (Decrease) Due to
                                        Rate/                                   Rate/
                       Rate    Volume   Volume    Net       Rate     Volume     Volume  Net
                       ----    ------   ------    ---       ----     ------     ------  ---
                                                 (In Thousands)
Interest income:
  Loans Receivable
   (1).............. ($1,032)   $7,102   ($158)   $5,912    ($804)   $8,849    ($185)   $7,860
  Investment
   securities.......     (49)    3,289     (49)    3,191      300      (161)     (15)      123
  FHLB stock........     (38)      133     (17)       78      (13)       28       (1)       14
  Interest-bearing
   deposits.........     (27)       72      (8)       37       50      (515)     (35)     (500)
                       -----    ------   -----    ------   ------    ------    -----    ------
    Total net change
    in income on
    interest earning
    assets..........  (1,146)   10,596    (232)    9,218     (467)    8,201     (236)    7,497
                       -----    ------   -----    ------   ------    ------    -----    ------
Interest-bearing
liabilities:
  Passbook accounts..    406       583     194     1,183     (157)       12       (1)     (146)
  Demand and NOW
   accounts..........   (333)      597     (57)      207     (510)      286      (39)     (263)
Certificate accounts. (1,729)    1,870    (154)      (13)     761     2,157       91     3,009
  FHLB advances......   (340)    4,317    (397)    3,580       (8)    3,351      (64)    3,279
  Other borrowings...     --        (2)      -        (2)      --        --       11        11
                       -----    ------   -----    ------   ------    ------    -----    ------
  Total net change
  in expense on
  interest-bearing
  liabilities ....... (1,996)    7,365    (414)    4,955       86     5,806       (3)    5,890
                       -----    ------   -----    ------   ------    ------    -----    ------
Net change in net
interest income......  $ 850    $3,231   $ 182    $4,263    ($553)   $2,395    ($234)   $1,607
                       =====    ======   =====    ======     ====    ======    =====    ======

(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, nonaccrual loans were included in the weighted average balance outstanding.

                                                        41

     Impact of New Accounting Pronouncements. SFAS No.130. "Reporting Comprehensive Income." Comprehensive income is comprised of net income and ll changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). This statement requires that all components of comprehensive income and total comprehensive income be reported in the financial statements. The Corporation has adopted this statement in the year ended June 30, 1999.

     SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement requires public companies to report certain information about operating segments as well as certain information about products, services and major customers in their financial statements. The Corporation has adopted this statement in the year ended June 30, 1999.

     The Corporation has determined that its reportable segments are the operation pertaining to mortgage banking ("Profed Mortgage") and the operations pertaining to consumer and commercial banking ("Banking Operations"). See footnote Number 17 for disclosure pertaining to the Corporation's operating segments for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This SFAS No. 133 has been amended by SFAS No. 137 to extend implementation of SFAS No. 133 for one year to all fiscal quarters beginning after June 15, 2000. Management is still assessing the impact of SFAS No. 133, if any, and will adopt this statement in the year ended June 30, 2001.

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

     Subsequent Events. On July 26, 1999, the Corporation announced the commencement of a 10% stock repurchase program beginning on or about August 2, 1999. Approximately 439,000 shares will be repurchased over the next 12 months. As of August 31, 1999, 203,500 shares had been repurchased at an average price of $19.92.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
     The information required herein is incorporated by reference from pages 18 through 45 of the Corporation's Annual Report, which is included herein as
Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------
     None.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
     The information concerning the Corporation's directors required by this item is incorporated by reference from the information set forth under Proposal I - Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement.

           Executive Officers of the Corporation and Savings Bank

                      Age at                   Position
                     June 30,  ---------------------------------------------
 Name                 1999     Corporation                  Savings Bank
 ----                 ----     -----------                  ------------

Craig G. Blunden       51      President, Chief        President, Chief
                               Executive Officer       Executive Officer and
                               and Director            Director
Brian M. Riley         34      Chief Financial         Senior Vice President
                               Officer                 and Chief Financial
                                                       Officer
Robert G. Schrader     59      Secretary               Executive Vice
                                                       President, Chief
                                                       Operating Officer
                                                       Secretary and Director
Donald L. Blanchard    48      N/A                     Senior Vice President,
                                                       Retail Banking
Lil Brunner            45      N/A                     Senior Vice President
                                                       Chief Information
                                                       Officer
Richard L. Gale        47      N/A                     Senior Vice President,
                                                       Mortgage Banking

Biographical Information
     Set forth below is certain information regarding the Executive Officers of the Corporation and the Savings Bank. There are no family relationships among or between the directors or executive officers.

     Craig G. Blunden has been associated with the Savings Bank since 1974 and has held his current positions at the Savings Bank since 1991 and as President and Chief Executive Officer of the Corporation since its formation in 1996. Mr. Blunden also serves on the Board of Directors for the Federal Home Loan Bank of San Francisco, the Western League of Savings Institutions Board of Directors, and America's Community Bankers Mortgage Finance Committee.

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

     ( c) Changes in Control

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

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------
(a)      (1)(2) Report of Independent Accountants

                 Consolidated Financial Statements

                   (a)Consolidated Balance Sheets, June 30, 1999 and 1998
                   (b)Consolidated Statement of Operations For the Years
                              Ended June 30, 1999, 1998 and 1997
                   (c)Consolidated Statement of Stockholders' Equity For
                              the Years Ended June 30, 1999, 1998 and 1997
                   (d)Consolidated Statement of Cash Flows For the Years
                              Ended June 30, 1999, 1998 and 1997
                   (e)Notes to Consolidated Financial Statements

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

             10.4 1996 Stock Option Plan (incorporated by reference to Exhibit
                  A to the Corporation's proxy statement dated December 12,
                  1996)

             10.5 1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation's proxy statement dated December 12, 1996)

             10.6 Severance Agreement Richard Gale (incorporated by reference to Exhibit 10.6 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1998)

             10.7 Severance Agreement with Brian Riley (incorporated by reference to Exhibit 10.7 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1998)

             10.8 Severance Agreement with Donald Blanchard (incorporated by reference to Exhibit 10.8 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1998)

             13.  Annual Report to Stockholders

             21.  Subsidiaries of Registrant

             23.  Consent of Independent Auditors

             27.  Financial data schedule

(b) The Corporation did not file any Reports on Form 8-K during the quarter ended June 30, 1999.

                                  SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PROVIDENT FINANCIAL HOLDINGS, INC.

Date:  September 22, 1999          By: /s/Craig G. Blunden
                                       ---------------------------------
                                       Craig G. Blunden
                                       President and Chief Executive Officer

      Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURES                         TITLE                    DATE
    ----------                         -----                    ----
/s/Craig G. Blunden              President, Chief         September 22, 1999
-----------------------------    Executive Officer and
Craig G. Blunden                 Director (Principal
                                 Executive Officer)

/s/Brian M. Riley                Chief Financial Officer  September 22, 1999
-----------------------------    (Principal Financial
Brian M. Riley                   and Accounting Officer)

/s/Robert G. Schrader            Director                 September 22, 1999
-----------------------------
Robert G. Schrader

/s/Bruce W. Bennett              Director                 September 22, 1999
-----------------------------
Bruce W. Bennett

/s/Debbi H. Guthrie              Director                 September 22, 1999
-----------------------------
Debbi H. Guthrie

/s/Roy H. Taylor                 Director                 September 22, 1999
-----------------------------
Roy H. Taylor

/s/William E. Thomas             Director                 September 22, 1999
-----------------------------
William E. Thomas

                                 Exhibit 13

                        Annual Report to Stockholders

                   Provident Financial Holdings, Inc.

                          1999 ANNUAL REPORT



                        [Picture appears here]


                       Meeting Your Banking Needs

                          of Tomorrow...Today

TABLE OF CONTENTS

Message From the Chairman..................................................4

Financial Highlights.......................................................6

Management's Discussion and Analysis.......................................8

Report of Independent Accountants.........................................17

Consolidated Financial Statements.........................................18

Notes to Consolidated Financial Statements................................23

Shareholder Information...................................................46

Market Information........................................................46

Corporate Profile.........................................................46

Board of Directors and Senior Officers....................................47

Provident Bank and ProFed Mortgage Locations..............................48

                         [Picture appears in background]


                               Changes in the way

                           our clients live and work

                                 have taught us

                                 what they want

                              and what they expect.


Page 2 - Provident Financial Holdings, Inc. - 1999 Annual Report

More Like You Every Day

Things have changed since 1956, the year we were chartered. Then, we built Provident Bank on the strongest foundation possible: Our customers. Today, our customers are more the focus of what we do than ever before. Changes in the way they live and work have taught us what our customers want and expect. Asking and listening have taught us what a bank should be.

Holding on to hard-earned dollars is but one of many concerns facing the banking client. Constantly changing tax laws, along with a fluctuating economy, can present significant challenges. In meeting individual needs, Provident is aware of differing demands. While some may feel completely at ease in the information age, others prefer a more familiar and traditional approach. Provident provides choice. We are capable of meeting the challenges of the banking customer of today, and the client of the future.

Provident staff plays a key role in not only obtaining new clients, but in retaining them as well. Our representatives are empowered and encouraged to take ownership in the quest for financial solutions. This leads to a simple fact - a Provident client is a satisfied client.

We are continually mindful that in order to maintain a lasting partnership we must develop a meaningful financial relationship with our clients. The retention of a client is based on the value of what we provide, from technology to one-on-one service.

We are proud of how far we have come. And we enthusiastically embrace our vision of how far we can go. That's why we say: Provident Bank More like you every day!

                                 Provident [LOGO]

             Provident Financial Holdings, Inc. - 1999 Annual Report - Page 3

Message From the Chairman

Dear Fellow Shareholders,

As you will read in this report, the results of fiscal 1999 were the best in the history of our Company. Not only were income and growth strong, but our non-performing assets were at their lowest levels in nearly a decade. The sale of our Los Angeles property, through the exercise of a purchase option, was a major headline item during the past year. Even without that gain, the Company still posted strong performance numbers.

Net Income (In Thousands)

1995 - $(4,700)
1996 - $ 2,500
1997 - $ 1,900
1998 - $ 5,000
1999 - $ 6,900

Note: (*) Excluding the non-recurring property gain, totaling $3.57 million (net of tax).

Net income, excluding the gain from our property sale, was $6.9 million, or $1.67 per diluted share. This represents an increase of 50% over comparable earnings per share in fiscal 1998. There were three key factors that contributed to our success: an exceptional mortgage market, the impact of sustained balance sheet growth, and active share repurchases, including one 5% share repurchase program in August 1998 and a second 5% repurchase program in March 1999.

Mortgage Banking

During fiscal year 1999, we originated over $614 million in loans for sale, an increase of 31% over the prior year. A favorable interest rate environment and a strong local housing market were the primary forces behind this increase. The mortgage industry experienced its highest level of refinancing volume since the early 1990s. Refinancing transactions represented approximately 45% of our total mortgage originations during fiscal 1999. In addition, the Southern California and Nevada housing markets were strong during the past year in terms of both unit sales and home prices.

Total Loans (In Millions)

Loans - AFS             Loans - HFI

1995 - $34              1995 - $472
1996 - $49              1996 - $453
1997 - $20              1997 - $517
1998 - $67              1998 - $620
1999 - $38              1999 - $669

As with most cyclical businesses, mortgage banking is susceptible to market changes which can dramatically affect origination volume. During the last few months, the interest rate environment has begun to change. Fear of wage and price inflation has prompted the Federal Reserve to take corrective action. The recent upward movement in short-term rates has sent mortgage rates over 8% for the first time in two years. As a result, industry-wide mortgage origination volume is expected to decrease. Although the local housing market remains strong, it is too early to determine what impact higher interest rates will have.

Savings Bank

Our substantial balance sheet growth over the past two years has continued to improve net interest income and operating efficiency. Net interest income increased by 20% during fiscal 1999 as we added over $128 million in earning assets while maintaining our net interest margin above 3%. The operating efficiency of the overall Company, excluding the non-recurring property gain, fell to 68% from 70% in the prior year. This decrease was in

Page 4 - Provident Financial Holdings, Inc. - 1999 Annual Report

Total Deposits (In Millions)

1995 - $487
1996 - $479
1997 - $509
1998 - $583
1999 - $633

spite of additional operating expenses arising from our computer system conversion and Year 2000 (Y2K) remediation work, both of which required considerable resources.

Year 2000 Preparation

During March of this fiscal year, we converted all of our major operating systems to Y2K compliant software and hardware. Although Y2K was the immediate reason for converting, we also benefited substantially with improved technology and information delivery systems in the process. We remain on track with the federal regulatory requirements for Year 2000 testing, contingency planning and monitoring. We are confident as to the success of our efforts to achieve Y2K compliance in all our major operating systems.

The Year Ahead

Until the new millennium actually arrives and for a period thereafter, we will continue to have people and equipment deployed in activities related to the century date change. Through our continuous customer awareness programs, contingency planning and outside vendor monitoring, we hope to allay many of the Y2K concerns that exist in our marketplace.

With a potentially volatile mortgage market looming, we expect to face these challenges through consolidation and careful cost controls. We look for continued growth in our balance sheet and anticipate that recent rise in rates will actually benefit our adjustable rate loan production. During this next fiscal year, we will be opening a branch in Corona. This area represents one of the highest growth areas in Riverside County and supports our commitment to the Inland Empire.

Total Assets (In Millions)

1995 - $567
1996 - $585
1997 - $616
1998 - $816
1999 - $957

Fiscal 1999 was a very successful year for all of us. This next year, no doubt, will bring new and different challenges; yet, we have never been more committed to the concept of community banking. Trends in the market place including mergers and acquisitions continue to present more opportunities for us. Our people, technology and strategies will help us capitalize on these opportunities as we partner with the communities we serve.

Sincerely,

/s/ Craig G. Blunden

Craig G. Blunden
Chairman, President &
Chief Executive Officer

             Provident Financial Holdings, Inc. - 1999 Annual Report - Page 5

The following tables set forth information concerning the consolidated financial position and results of operations of the Corporation and its subsidiaries at the dates and for the periods indicated.

                                    At or for the year ended June 30,
------------------------------------------------------------------------------
(Dollars in Thousands)       1999       1998       1997       1996     1995
==============================================================================
Financial Condition Data:
Total assets...............  $957,431  $816,205  $615,500  $584,847  $567,186
Loans held for investment,
 net.......................   669,386   620,128   517,147   452,945   471,543
Loans available for sale,
 net.......................    37,667    67,248    19,984    49,612    34,489
Cash and overnight deposits    19,729    23,433    20,111    30,831    11,433
Investment securities......   187,178    75,554    34,406    27,118    20,067
Deposits...................   632,881   583,025   508,759   479,374   486,585
Borrowings.................   214,506   132,114     6,828     8,578    35,063
Stockholders' equity (1)...    89,686    86,650    85,447    85,970    37,323

Operating Data:

Interest income............  $ 59,314  $ 50,096  $ 42,599  $ 41,817  $ 36,020
Interest expense...........    34,372    29,417    23,528    25,269    22,491
-----------------------------------------------------------------------------
Net interest income........    24,942    20,679    19,071    16,548    13,529
Provision for loan losses..       525     1,200     1,254     2,261     4,787
-----------------------------------------------------------------------------
Net interest income after
 provision.................    24,417    19,479    17,817    14,287     8,742
Loan servicing and other
 fees......................     2,714     3,035     2,738     2,442     2,476
Gains from sale of loans...     6,590     4,491     3,597     4,753       701
Other non-interest income..     2,044     1,619     1,273     2,256     1,308
Real estate operations,
 net.......................     6,971       196       (11)     (101)   (1,600)
Operating expenses.........    24,717    20,095    22,313    19,499    17,354
-----------------------------------------------------------------------------
Income (loss) before income
 taxes.....................    18,019     8,725     3,101     4,138    (5,727)
Provision (benefit) for
 income taxes..............     7,554     3,705     1,160     1,332    (1,735)
-----------------------------------------------------------------------------
Net income (loss)..........  $ 10,456  $  5,020   $ 1,941  $  2,806  $ (3,992)
-----------------------------------------------------------------------------
Basic earnings per share...  $   2.56  $   1.14   $   0.41     N/A       N/A
=============================================================================
Diluted earnings per share.  $   2.53  $   1.11   $   0.41     N/A       N/A
=============================================================================

(1) Amount represents retained earnings, substantially restricted.


Page 6 - Provident Financial Holdings, Inc. - 1999 Annual Report

                          Financial Highlights

                                      At or For the Year Ended June 30,
------------------------------------------------------------------------------
                                1999*     1998      1997      1996     1995
==============================================================================
Key Operating Ratios:

Performance Ratios
 Return (loss) on assets.....   0.80%     0.71%     0.32%     0.50%   (0.72)%
 Return (loss) on share-
  holders' equity............   8.19      5.98       2.26     6.98    (9.81)
 Interest rate spread........   2.62      2.53       2.69     2.75     2.31
 Net interest margin.........   3.01      3.06       3.33     3.05     2.55
 Average interest-earning
  assets to average
  interest-bearing
  liabilities................ 109.46    112.13     115.44   106.32   105.60
 Operating and administra-
  tive expenses as a
  percent of average
  total assets...............   2.87      2.86       3.73     3.46     3.13
 Efficiency Ratio............  67.56     69,73      87.80    82.57   143.30

Regulatory Capital Ratios
 Tangible capital............   7.66      8.09       9.89    10.41     6.19
 Tier 1 (core) capital.......   7.66      8.09       9.89    10.41     6.19
 Total risk-based capital....  16.76     14.12      16.12    16.49    11.25
 Tier 1 risk-based capital...  15.35     12.89      14.87     N/A      N/A

Asset Quality Ratios
 Nonaccrual and 90 days or
  more past due loans as a
  percent of loans held for
  investment, net............   0.20      0.31       1.21     0.98     0.54
 Nonperforming assets as a
  percent of total assets....   0.33      0.78       1.44     1.22     1.65
 Allowance for loan losses
  as a percent of gross
  loans held for investment..   0.99      0.98       1.04     1.18     1.06
 Allowance for loan losses
  as a percent of
  nonperforming loans........ 499.40    320.19      87.45   123.43   198.79
 Net charge-offs (recoveries)
  to average outstanding
  loans......................   0.20      0.08       0.25     0.38     0.62

(*) Excludes the impact of the non-recurring property gain, totaling $3.57 million (net of tax).

            Provident Financial Holdings, Inc. - 1999 Annual Report - Page 7

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operation

General

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Corporation. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto. Provident Savings Bank, FSB, is a wholly owned subsidiary of Provident Financial Holdings, Inc. and as such, comprises substantially all of the activity for Provident Financial Holdings, Inc.

Certain matters in this annual report constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, the general business environment, the California real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Operating Strategy

The Corporation's primary goal has been to improve profitability while maintaining a sound capital position. To accomplish this goal, the Corporation has employed an operating strategy that includes: (1) originating for its portfolio one-to-four-family residential mortgage loans, primarily with adjustable rates; (2) enhancing net income and controlling interest rate risk by originating loans for sale in the secondary market; (3) diversifying its revenue sources through commercial banking and; (4) improving asset quality by limiting new originations of commercial real estate and multi-family loans, increasing real estate owned marketing efforts and establishing and utilizing more effective problem loan monitoring procedures; (5) increasing assets in order to leverage the Corporation's capital position; and (6) controlling operating expenses. The Corporation and the Savings Bank intend to continue this operating strategy in an effort to enhance long-term profitability while maintaining a reasonable level of loan loss reserves. The Savings Bank intends to enhance this strategy by expanding the products and services it offers within its primary market area in order to improve market share.

The profitability of the Savings Bank's operations depends primarily on its net interest income, its non-interest income (principally from mortgage banking activities) and its non-interest expenses. Net interest income is the difference between the income the Savings Bank receives on its loans and investments and its cost of funds, which consists of interest paid on deposits and borrowings. Non-interest income is comprised of income from mortgage banking activities, miscellaneous fees and other income from banking services, and gains on the occa-

Page 8 - Provident Financial Holdings, Inc. - 1999 Annual Report

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operation

sional sale of assets. Mortgage banking generates income from the sale of mortgage loans, of which substantially all are sold with servicing released, and from servicing fees on loans sold on a servicing- retained basis. The Savings Bank receives a higher price for loans sold on a servicing-released basis because it is releasing the right to future loan servicing income. The contribution of mortgage banking activities to the Savings Bank's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore the amount of gain on sale of loans may vary significantly from period to period as a result of changes in market interest rates and the local and national economy and whether the Savings Bank sells loans with servicing released or servicing retained.

The Savings Bank's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, premises and occupancy, deposit insurance premiums, equipment, professional, sales and marketing expenses and other operating costs. Non-interest expenses related to mortgage banking activities include compensation and benefits, occupancy and equipment expenses, telephone and other operating costs, all of which are related to the volume of loans originated. The Corporation's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with mortgage banking activities are not reduced commensurate with the decrease in loan originations.

The Corporation also actively utilizes share repurchases in its operating strategy. Share repurchases increase shareholder value through higher earnings per share and improved liquidity in the Corporation's shares.

Comparison of Financial Condition at June 30, 1999 and June 30, 1998

Total assets increased from $816.2 million at June 30, 1998 to $957.4 million primarily as a result of growth in loans and investments. Loans held for investment increased by $49.3 million from $620.1 million at June 1998 to $669.4 million at June 30, 1999. The Savings Bank continues to accept adjustable rate mortgage loans generated by its mortgage division into its own portfolio. The Savings Bank believes that this strategy will ensure a flow of high quality loans and will support its growth objectives. Loans held for sale decreased from $67.2 million at June 30, 1998 to $37.7 million. The amount of loans held for sale is largely dependent on timing of loan fundings, loan commitment expirations, and loan sale settlements.

As part of its growth strategy, the Corporation purchases investment securities when they can be profitably matched against borrowings. This activity increased the investment securities by $111.6 million to $187.2 million at June 30, 1999.

Total liabilities increased from $729.6 million at June 30, 1998 to $867.7 million at June 30, 1999 as a result of retail deposit growth and an increase in Federal Home Loan Bank (FHLB) advances. Deposits increased from $583.0 million at June 30, 1998 to $632.9 million at June 30, 1999. During fiscal 1999, the Savings Bank continued its emphasis on building new client relationships, particularly with low cost checking accounts. FHLB advances increased

            Provident Financial Holdings, Inc. - 1999 Annual Report - Page 9

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operation

from $132.1 million at June 30, 1998 to $214.5 million as the Savings Bank utilized FHLB advances to finance a portion of its loan and investment securities growth.

Total stockholders' equity was $89.7 million at June 30, 1999, as compared to $86.7 million at June 30, 1998. The increase in stockholders' equity during fiscal 1999 was substantially offset by share repurchases. The Corporation repurchased 228,711 shares, or 5% of outstanding shares, for a total cost of $4.6 million in August 1998 and 232,700 shares, or 5% of outstanding shares, for a total cost of $4.0 million in March 1999. The amortization of unearned stock compensation of $1.0 million in fiscal 1999 which consisted of $740,000 in MRP (Management Recognition Program) and $271,000 in ESOP (Employee Stock Ownership Program). The Corporation's book value per share increased from $17.85 at June 30, 1998 to $20.45 at June 30, 1999.

Comparison of Operating Results for the Years Ended June 30, 1999 and 1998

General. The Corporation had net earnings of $10.5 million, or $2.53 per diluted share, for the year ended June 30, 1999, as compared to $5.0 million, or $1.11 per diluted share, for the year ended June 30, 1998. The increase in operating results in fiscal 1999 was due primarily to: (1) a non-recurring gain of $3.57 million (net of tax) from the sale of investment property located in Los Angeles, California, upon which the Corporation controlled a ground lease; (2) an increase in net interest income; and (3) an increase in non-interest income. These factors were partially offset by an increase in overhead, which was mainly attributable to: (1) non-recurring expenses related to system conversions and Year 2000 preparations and (2) additional expenses related to mortgage production costs. Excluding the non-recurring property gain, net income for fiscal 1999 would have been $6.9 million, or $1.67 per diluted share, an increase of 50% over fiscal 1998.

Net Interest Income. Net interest income increased by $4.2 million, or 20.6%, from $20.7 million in fiscal 1998 to $24.9 million in fiscal 1999. This increase resulted principally from the growth of interest earning assets and a stable net interest spread.

Interest Income. Total interest income increased by $9.2 million, or 18.4%, to $59.3 million in fiscal 1999 as the average earning assets increased from $676 million during fiscal 1998 to $826 million during fiscal 1999. The impact of earning asset growth was partially offset by lower market rates as the average yield on assets decreased from 7.42% to 7.18%, respectively. Average loan receivables increased from $614 million during fiscal 1998 to $708 million during fiscal 1999 while the average yield fell from 7.55% to 7.38%, respectively. Average investment securities increased from $52 million during fiscal 1998 to $105 million during fiscal 1999 while the average yield fell from 6.22% to 6.13%, respectively.

Interest Expense. Total interest expense increased by $5.0 million, or 16.8%, from $ 29.4 million in fiscal 1998 to $34.4 million in fiscal 1999. Average customer deposits increased from $538 million during fiscal 1998 to $615 million during fiscal 1999 while the average cost of the deposits decreased from 4.78% to 4.40%, respectively.

Page 10 - Provident Financial Holdings, Inc. - 1999 Annual Report

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operation

Average FHLB advances also increased from $64.2 million during fiscal 1998 to $139.2 million during fiscal 1999 while the average cost fell from 5.75% to 5.22%, respectively.

Provision for loan losses. Provision for loan losses decreased by $675,000, or 56%, from $1.2 million in fiscal 1998 to $525,000 in fiscal 1999. The decrease in provisions reflects continued improvement in the local economy and improvement in asset quality. The allowance for loan losses was $6.7 million, or 0.99% of gross loan held for investment, at June 30, 1999, as compared to $6.2 million, or 0.98% of gross loan held for investment, at June 30, 1998. The allowance for loan losses as percentage of non-performing loans at the end of fiscal 1999 was 499.4%, as compared to 320.2% at the end of fiscal 1998.

Non-interest Income. Total non-interest income increased by $9.0 million to $18.3 million in fiscal 1999 from $9.3 million in fiscal 1998. Excluding the non-recurring property gain of $6.2 million, non-interest income in fiscal 1999 would have been $12.2 million, or an increase of 30.3% over the $9.3 million in fiscal 1998. This improvement was mainly attributable to a substantial increase in gains from the sale of loans from $4.5 million in fiscal 1998 to $6.6 million in fiscal 1999 as the volume of loans sold increased from $425 million in fiscal 1998 to $649 million in fiscal 1999.

Non-interest Expense. Total non-interest expense increased by $4.6 million, or 23%, to $24.7 million in fiscal 1999 as compared to $20.1 million in fiscal 1998. This increase was attributable mainly to (1) non-recurring expenses related to system conversions and year 2000 preparations totaling $454,000; and (2) additional salaries and employee benefits of $2.8 million as a result of higher mortgage production and additional overtime and temporary staffing requirements required by the system conversion and Y2K preparations.

Income Taxes. The provision for income taxes was $7.6 million for fiscal 1999 (for an effective tax rate of 41.9%) as compared to $3.7 million in 1998 (for an effective tax rate of 42.5%).

Comparison of Operating Results for the Years Ended June 30, 1998 and 1997

General. The Corporation reported net earnings of $5.0 million, or $1.11 per diluted share, for the year ended June 30, 1998, as compared to $1.9 million, or $0.41 per diluted share, for the year ended June 30, 1997. The increase in operating results between fiscal 1997 and fiscal 1998 was primarily due to a one-time $3.2 million SAIF (Savings Association Insurance Fund) assessment charged in fiscal 1997.

Net Interest Income. Net interest income increased by $1.6 million, or 8.4%, from $19.1 million in fiscal 1997 to $20.7 million in fiscal 1998. This increase resulted principally from growth in interest earning assets, customer deposits and FHLB advances.

Interest Income. The average yield on interest earning assets for fiscal 1998, at 7.41%, was virtually unchanged from the average yield for fiscal 1997. Total interest income increased by $7.5 million in 1998 due to the increase

           Provident Financial Holdings, Inc. - 1999 Annual Report - Page 11

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operation

in loans receivable. The yield on loans receivable decreased by 16 basis points to 7.55%, reflecting the general decrease in interest rates during the fiscal 1998. Interest income on investment securities increased slightly in fiscal 1998 to $3.3 million from $3.1 million in fiscal 1997. The average balance in investment securities declined from $55.2 million in fiscal 1997 to $52.4 million in fiscal 1998 while the yield increased from 5.68% to 6.22%, respectively.

Provision for Loan Losses. Provisions for loan losses declined slightly in fiscal 1998 to $1.2 million, as compared to $1.3 million in fiscal 1997. Charge-offs declined in one-to-four family and multi-family properties while commercial real estate and consumer loans showed increases. The allowance for loan losses ended fiscal 1998 at $6.2 million, as compared to $5.5 million in fiscal 1997. Because of growth in the loan portfolio during fiscal 1998, the ratio of the allowance for loan losses as a percentage of total loans outstanding declined from 1.04% in fiscal 1997 to 0.98% in fiscal 1998. The allowance for loan losses as a percentage of non-performing loans at the end of fiscal 1998 was 320.2%, as compared to 87.5% at the end of fiscal 1997.

Non-interest Income. Total non-interest income increased by 22.9%, from $7.6 million in fiscal 1997 to $9.3 million in fiscal 1998 primarily as a result of higher gains on sale of loans. The ratio of gains to total loan sales remained constant during the two periods at 105 basis points, however, the volume of sales increased from $343 million in fiscal 1997 to $425 million in fiscal 1998.

Non-interest Expense. Total non-interest expense decreased by $2.2 million, or 9.9%, in fiscal 1998 because of the one-time SAIF assessment of $3.2 million in 1997. Salaries and employee benefits increased by $1.2 million, or 10.5%, to $12.5 million on higher mortgage production compensation expenses and the adoption of additional benefit programs.

Income Taxes. The provision for income taxes was $3.7 million in fiscal 1998 (for an effective tax rate of 42.5%), as compared to $1.2 million in fiscal 1997 (for an effective tax rate of 37.4%). The Corporation eliminated the valuation allowance previously established against the deferred state tax asset because Management determined that it was more likely than not to utilize this future benefit.

Asset and Liability Management

The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to fluctuating interest rates. The Corporation has sought to reduce exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Corporation's assets by holding loans with interest rates subject to periodic market adjustments. In addition, the Savings Bank maintains a liquid investment portfolio comprised of government and investment grade securities. The Savings Bank relies on retail deposits as its primary source of funding while utilizing FHLB advances as a secondary source of funding. As part of its interest rate risk management strategy, the Savings Bank promotes transaction accounts and certificates of deposit with terms up to five years.

Page 12 - Provident Financial Holdings, Inc. - 1999 Annual Report

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operation

Using data from the Savings Bank's quarterly report to the Office of Thrift Supervision (OTS), the Savings Bank receives a report from the OTS that measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. The interest rate analysis received from OTS is similar to the Savings Bank's owned interest rate analysis model. This procedure for measuring interest rate risk was developed by the OTS to replace "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement.

The following table is provided by the OTS and sets forth as of June 30, 1999 the estimated changes in NPV based on the indicated interest rate environments. In general, if the interest rates increase, the NPV of the Savings Bank and its expected future net interest income would both decrease. Conversely, if the interest rates decrease, the NPV of the Savings Bank and its expected future net interest income would both increase. No effect has been given to any steps that management of the Savings Bank may take to counter the effects of interest rate movements presented in the table.

                                                       Net Portfolio as % of
                       Net Portfolio Value          Portfolio Value of Assets
              ------------------------------------  -------------------------
Basis Point
   ("bp")
  Change in
    Rates     $ Amount      $ Change(1)   % Change   NPV Ratio(2)    Change(3)
-----------   --------      -----------   --------   ------------    ---------
                       (Dollars in Thousands)

 +300 bp       $ 71,631     $ (41,569)       (37%)         7.77%     -375 bp
 +200 bp         87,867       (25,333)       (22)          9.31      -221 bp
 +100 bp        102,404       (10,796)       (10)         10.61       -91 bp
    0 bp        113,200                                   11.52
 -100 bp        121,098         7,898          7          12.16       +63 bp
 -200 bp        129,844        16,644         15          12.85      +133 bp
 -300 bp        140,694        27,494         24          13.70      +218 bp

(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV based on prevailing interest rates at June 30, 1999 ("base case").
(2) Calculated as the estimated NPV divided by the portfolio value of total assets ("PV").
(3) Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates.

The following table is provided by the OTS and is based on the calculations in the above table. It sets forth the change in the NPV at a 200 bp rate shock at June 30, 1999 and June 30, 1998.

                                           At June 30, 1999  At June 30, 1998
-----------------------------------------------------------------------------
RISK MEASURES: 200 BP RATE SHOCK:
Pre-Shock NPV Ratio: NPV as % of PV of
 Assets..................................        11.52%          11.36%
Exposure Measure: Post-Shock NPV Ratio...         9.31           10.43
Sensitivity Measure: Change in NPV Ratio.          221 bp           93 bp

           Provident Financial Holdings, Inc. - 1999 Annual Report - Page 13

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operation

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. It is also possible that, as a result of an interest rate increase, the increased mortgage payments required of ARM borrowers could result in an increase in delinquencies and defaults. Changes in market interest rates would also affect the volume and profitability of the Corporation's mortgage banking operations. Accordingly, the data presented in the tables above should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Savings Bank, nor does it represent amounts that would be available for distribution to stockholders in the event of the liquidation of the Corporation.

Liquidity and Capital Resources

The Corporation's primary sources of funds are deposits, proceeds from sales of loans originated for sale, proceeds from principal and interest payments on loans, the maturity and coupon payments of investment securities, fee income generated from banking services and mortgage banking activities and FHLB advances. While maturities and scheduled amortization of loans and investment securities are a predictable source of funds, deposit flows, mortgage prepayments and loan sales are greatly influenced by general interest rates, economic conditions and competition.

The Savings Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Savings Bank generally maintains sufficient cash to meet short-term liquidity needs. At June 30, 1999, cash totaled $19.7 million, or 2.0% of total assets. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Savings Bank may continue to rely on FHLB borrowings for its liquidity needs.

The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average quarterly balance of its net withdrawable deposits and short-term borrowings. The Savings Bank's actual liquidity ratio at June 30, 1999 was 24.6%. The Savings Bank has, in the past, consistently maintained liquidity levels relatively close to and in excess of regulatory requirements and believes this is an appropriate strategy for proper asset and liability management.

The primary investing activity of the Savings Bank is the origination of mortgage loans. During the years ended June 30, 1999, 1998 and 1997, the Savings Bank originated loans in the amounts of $876.5 million, $707.3 million

Page 14 - Provident Financial Holdings, Inc. - 1999 Annual Report

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operation

and $441.8 million, respectively. At June 30, 1999, the Savings Bank had loan commitments totaling $39.9 million and undisbursed loans in process totaling $17.2 million. The Savings Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in one year or less from June 30, 1999 totaled $368.4 million. Historically, the Savings Bank has been able to retain a significant amount of its deposits as they mature. Management of the Savings Bank believes it has adequate resources to fund all loan commitments by deposits and FHLB advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Savings Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of June 30, 1999, the Savings Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible capital, tier 1 (core) capital, total risk-based capital and tier 1 risk-based capital ratios of 7.66%, 7.66%, 16.72% and 15.35%, respectively.

Year 2000 Readiness

General
Year 2000 issues relate to the possibility of computer programs and hardware not being able to distinguish between the Year 1900 and the Year 2000. If it is not corrected, some, if not all, systems used by the Corporation might be at risk of not being able to function properly. To prevent this from happening during the turn of the century and beyond, the Corporation has undertaken a major project to ensure that its internal operating systems, as well as those of its customers and suppliers, will be fully capable of processing transactions in the Year 2000 and beyond. The Corporation has completed testing on all internal mission critical components and the project is on schedule according to the Year 2000 milestones established by the Federal Financial Institutions Examination Council ("FFIEC").

Project
The Corporation formed a Year 2000 Committee in July 1997, which consists of the Chief Information Officer and senior management staff from all levels. The committee reports the progress of the Year 2000 project to the Board of Directors on a monthly basis. A regular review is also performed by the Internal Audit department. In addition, the Corporation engaged an information technology consultant to strengthen the Year 2000 project team.

The Corporation completed the replacement of its core processing systems in March 1999 and has completed Year 2000 testing on all internal mission critical components. The Corporation has also reviewed its critical non-information technology systems to assess the risk of Year 2000 failure. Critical systems that pose risk of Year 2000 failure have detailed contingency plans, which were developed to ensure uninterrupted services.

The Corporation, as part of its Year 2000 remediation plan, continues to monitor the progress of critical third party vendors as they implement corrective actions to ensure an uninterrupted flow of goods and services. For both systems and vendors that are classified as critical, contingency plans have been developed which include, among other things, alternate processing methods, steps for transitioning to manual processes, and alternate vendors or sources of goods and services.

             Provident Financial Holdings, Inc. - 1999 Annual Report - Page 15

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operation

The Corporation has contacted its commercial borrowers to assess their Year 2000 exposure and continues to monitor their remediation progress. The Corporation has also distributed a Year 2000 Readiness Statement to all depositors, borrowers, and vendors. The Corporation continues to monitor the overall systems and critical vendors until the turn of the century and beyond.

Costs
The estimated cost of the project is $3.5 million, which includes approximately $2.5 million in replacement equipment and software, $400,000 in equipment write-down, and $200,000 in external project management expenses. In addition, the estimated value of internal resources allocated to the Year 2000 project is $400,000. The new loan and deposit systems which are already Year 2000 compliant have been able to enhance the overall banking system. A total of $3.4 million, or 96.0% of the total costs has been spent for the project as of June 30, 1999. The replacement equipment and software will be capitalized and depreciated in accordance with the Corporation's normal accounting policies.

Risks
The failure of not being able to completely detect potential problems related to Year 2000 could result in an interruption of normal business activities/ operations, which may materially and adversely affect the Corporation's results of operations. As a participant in domestic payment systems, the Corporation's Year 2000 preparedness is largely dependent upon the readiness of other participants in the system including the United States government. The Corporation relies largely on third-party software vendors and service providers for many critical functions in the conduct of its businesses. The focus of the Corporation has been to monitor and test the Year 2000 compliance progress of its critical vendors. The Year 2000 project is expected to significantly reduce the risk inherent in the Year 2000 problem.

Page 16 - Provident Financial Holdings, Inc. - 1999 Annual Report

                   Report of Independent Accountants


To the Board of Directors and Shareholders of Provident Financial Holdings, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and its subsidiary at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Los Angeles, CA
August 6, 1999

             Provident Financial Holdings, Inc. - 1999 Annual Report - Page 17

                        Consolidated Balance Sheets
               Provident Financial Holdings, Inc. and Subsidiary

                                                                June 30,
                                                         --------------------
(Dollars in Thousands)                                      1999       1998
==============================================================================
Assets
Cash...................................................   $ 19,729  $ 20,933
Overnight deposits.....................................          -     2,500
-----------------------------------------------------------------------------
    Total cash and cash equivalents....................     19,729    23,433
Investment securities-held to maturity.................    179,834    74,028
                     -available for sale...............      7,344     1,526
Loans held for investment, net.........................    669,386   620,128
Loans available for sale, net..........................     37,667    67,248
Accrued interest receivable............................      5,984     4,940
Real estate available for sale, net....................      2,793     6,922
Federal Home Loan Bank stock...........................     10,725     6,606
Premises and equipment, net............................      8,422     7,429
Prepaid expenses and other assets......................     15,547     3,945
-----------------------------------------------------------------------------
    Total assets.......................................   $957,431  $816,205
=============================================================================

Liabilities and Stockholders' Equity
Liabilities:
  Non-interest bearing deposits........................   $ 14,764  $ 10,768
  Interest bearing deposits............................    618,117   572,257
-----------------------------------------------------------------------------
    Total deposits.....................................    632,881   583,025

  Borrowings...........................................    214,506   132,114
  Accounts payable, accrued interest and other
   liabilities.........................................     20,358    14,416
-----------------------------------------------------------------------------
    Total liabilities..................................    867,745   729,555
-----------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    2,000,000 shares; none issued and
    outstanding
  Common stock, $.01 par value; authorized
   15,000,000 shares; issued 5,125,215
   shares; outstanding 4,385,785 and 4,854,125,
   respectively........................................        51         51
  Additional paid-in capital...........................    51,069     50,875
  Retained earnings - substantially restricted.........    57,555     47,090
  Treasury stock at cost (739,430 and 251,000
   shares, respectively)...............................   (14,089)    (5,305)
  Unearned stock compensation..........................    (5,644)    (6,654)
  Accumulated other comprehensive income, net
   of tax..............................................       744        593
-----------------------------------------------------------------------------
    Total stockholders' equity.........................    89,686     86,650
-----------------------------------------------------------------------------
    Total liabilities and stockholders' equity.........  $957,431   $816,205
=============================================================================

The accompanying notes are an integral part of these financial statements.

Page 18 - Provident Financial Holdings, Inc. - 1999 Annual Report

                    Consolidated Statements of Operations
             Provident Financial Holdings, Inc. and Subsidiary

                                                    Year Ended June 30,
                                             ---------------------------------
(Dollars in Thousands)                          1999         1998       1997
==============================================================================
Interest income:
  Loans....................................  $ 52,217     $ 46,305   $ 38,445
  Investment securities....................     7,097        3,791      4,154
-----------------------------------------------------------------------------
    Total interest income..................    59,314       50,096     42,599
-----------------------------------------------------------------------------
Interest expense:
  Deposits.................................    27,088       25,711     23,112
  Borrowings...............................     7,284        3,706        416
-----------------------------------------------------------------------------
Total interest expense.....................    34,372       29,417     23,528
-----------------------------------------------------------------------------
Net interest income........................    24,942       20,679     19,071
Provision for loan losses..................       525        1,200      1,254
-----------------------------------------------------------------------------
Net interest income, after provision
 for loan losses...........................    24,417       19,479     17,817
-----------------------------------------------------------------------------

Non-interest income
  Loan servicing and other fees............     2,714        3,035      2,738
  Gain on sale of loans, net...............     6,590        4,491      3,597
  Real estate operations, net..............     6,971          196        (11)
  Other....................................     2,044        1,619      1,273
-----------------------------------------------------------------------------
    Total non-interest income..............    18,319        9,341      7,597
-----------------------------------------------------------------------------

Non-interest expense:
  Salaries and employee benefits...........    15,268       12,450     11,269
  Premises and occupancy...................     1,966        2,065      2,064
  SAIF insurance premiums..................       358          329      3,954
  Equipment................................     1,390          999        845
  Professional expenses....................     1,028          712        447
  Sales and marketing expenses.............       767          893        452
  Other....................................     3,940        4,645      4,610
-----------------------------------------------------------------------------
    Total non-interest expenses............    24,717       20,095     22,313
-----------------------------------------------------------------------------
Income before income taxes.................    18,019        8,725      3,101
Provision for income taxes.................     7,554        3,705      1,160
-----------------------------------------------------------------------------
    Net income.............................  $ 10,465     $  5,020   $  1,941
=============================================================================
Basic earnings per share...................  $   2.56     $   1.14   $   0.41
=============================================================================
Diluted earnings per share.................  $   2.53     $   1.11   $   0.41
=============================================================================

The accompanying notes are an integral part of these financial statements.

           Provident Financial Holdings, Inc. - 1999 Annual Report - Page 19


                                   Consolidated Statements of Stockholders' Equity
                                  Provident Financial Holdings, Inc. and Subsidiary

                                                                                           Unrea-
                                                                                           lized
                                                                                           Gain
                                                                                           on
                                                                                           Secu-
                                                                                           rities
                                                                                 Unearned  Avail-
                                                  Additional                     Stock     able
(Dollars in Thousands,               Common Stock   Paid-in  Retained  Treasury  Compen-   For
 Except Shares)                     Shares   Amount Capital  Earnings  Stock     sation    Sale   Total
=========================================================================================================
Balance at June 30, 1996..........  5,125,215  $51  $49,742  $40,129             $(3,952)        $85,970

Comprehensive income
  Net income......................                    1,941                                        1,941
  Accumulated other comprehensive
  income, net of tax..............                                                         $495      495
Total comprehensive income........                                                                 2,436
Purchase of treasury stock........   (205,000)                        $ (3,291)                   (3,291)
Release of shares under stock-
 based compensation plans.........                      100                          232             332
---------------------------------------------------------------------------------------------------------
Balance at June 30, 1997..........  4,920,215   51   49,842   42,070    (3,291)   (3,720)   495   85,447

Comprehensive income
  Net income......................                             5,020                               5,020
  Accumulated other comprehensive
  income, net of tax..............                                                           98       98
Total comprehensive income........                                                                 5,118
Purchase of treasury stock........   (251,000)                          (4,983)                   (4,983)
Issuance of shares under MRP......    184,910           729              2,969    (3,698)
Release of shares under stock-
 based compensation plans.........                      304                          764           1,068
---------------------------------------------------------------------------------------------------------
Balance at June 30, 1998..........  4,854,125   51   50,875   47,090    (5,305)   (6,654)   593   86,650

Comprehensive income
  Net income......................                            10,465                              10,465
  Accumulated other comprehensive
  income, net of tax..............                                                          151      151
                                                                                                 -------
Total comprehensive income........                                                                10,616
Purchase of treasury stock........   (468,340)                          (8,784)                   (8,784)

Release of shares under stock-
 based compensation plans.........                      194                        1,010           1,204
---------------------------------------------------------------------------------------------------------
Balance at June 30, 1999..........  4,385,785  $51  $51,069  $57,555  $(14,089)  $(5,644)  $744  $89,686
=========================================================================================================

The accompany notes are an integral part of these financial statements.

Page 20 - Provident Financial Holdings, Inc. - 1999 Annual Report


                  Consolidated Statements of Cash Flows
             Provident Financial Holdings, Inc. and Subsidiary

                                                     Year Ended June 30,
                                               -------------------------------
(Dollars in Thousands)                            1999       1998      1997
==============================================================================
Cash flows from operating activities:
  Net income................................. $  10,465   $  5,020   $  1,941
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization...........       392        (95)       828
     Provision for loan fees.................       525      1,200      1,254
     Provision for losses on real estate.....        --        126        306
     Gain on sale of loans...................    (6,590)    (4,491)    (3,597)
     Net gain on sale of investment
      securities.............................       (41)        --         --
     Increase (decrease) in accounts payable
      and other liabilities..................     5,835        (49)     3,541
     (Increase) decrease in prepaid expenses
      and other assets......................    (12,639)    (2,237)       153
     Loans originated for sale..............   (613,538)  (467,446)  (313,382)
     Proceeds from sale of loans............    649,709    424,673    346,607
     Stock compensation.....................      1,204      1,068        332
-----------------------------------------------------------------------------
      Net cash provided by (used for)
       operating activities.................     35,322    (42,231)    37,983
-----------------------------------------------------------------------------

Cash flows from investing activities:
  Net increase in loans.....................    (47,468)  (110,187)   (70,891)
  Maturity of investment securities.........     83,432     57,502    285,034
  Purchases of investment securities
   held to maturity.........................   (189,124)   (98,430)  (292,322)
  Purchase of investment securities
   available for sale.......................     (6,443)        --         --
  Sales of investment securities
   available for sale.......................        919         --         --
  Purchase of Federal Home Loan Bank stock..     (4,119)    (4,119)    (1,727)
  Proceeds from disposal of real estate.....      2,353      5,561      5,518
  Purchases of premises and equipment, net
   of proceeds from sales...................     (2,040)    (1,199)      (881)
  Other.....................................         --       (536)       495
-----------------------------------------------------------------------------
   Net cash for investing activities........   (162,490)  (149,016)   (73,047)
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

           Provident Financial Holdings, Inc. - 1999 Annual Report - Page 21

                   Consolidated Statements of Cash Flows
              Provident Financial Holdings, Inc. and Subsidiary

                                                     Year Ended June 30,
                                            ----------------------------------
(Dollars in Thousands)                         1999        1998        1997
------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increases in deposits.............  $    49,856  $   74,266   $ 29,385
  Repayment of Federal Home Loan Bank
   advances.............................   (2,379,408) (2,638,693)    (1,750)
  Proceeds from Federal Home Loan Bank
   advances.............................    2,461,800   2,763,979         --
  Treasury stock purchases..............       (8,784)     (4,983)    (3,291)
-----------------------------------------------------------------------------
     Net cash provided by financing
      activities........................      123,464     194,569     24,344
-----------------------------------------------------------------------------
   Net increase (decrease) increase in
    cash and cash equivalents...........       (3,704)      3,322    (10,720)

Cash and cash equivalents at beginning of
 period.................................        23,433     20,111     30,831
-----------------------------------------------------------------------------
Cash and cash equivalents at end of
 period.................................  $     19,729  $  23,433   $ 20,111
=============================================================================
Supplemental information:

  Cash paid for interest................  $     35,155  $  29,984   $ 23,505
=============================================================================
  Cash paid for income taxes............  $      7,101  $   4,623   $    732
=============================================================================
  Real estate acquired in settlement of
   loans................................  $      1,775  $   6,932   $  5,721
=============================================================================

The accompanying notes are an integral part of these financial statements.

Page 22 - Provident Financial Holdings, Inc. - 1999 Annual Report

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

Principles of consolidation
The consolidated financial statements include the accounts of Provident Financial Holdings Inc., and its wholly-owned subsidiary, Provident Savings Bank, FSB (collectively, the Company). All significant inter-company balances and transactions have been eliminated.

The Company operates in two business segments: Savings Bank Operations (Provident Savings Bank) and Mortgage Banking (Profed Mortgage, a division of Provident Savings Bank). Savings Bank Operations include attracting customer deposits, offering banking services and originating commercial and consumer loans. Mortgage Banking activities include originating loans for sale and servicing loans for investors. Customer deposits are collected substantially from Riverside and San Bernardino Counties out of ten branch locations; whereas mortgage loans are generated from the ten deposit branch locations and nine free standing lending offices in California and Nevada.

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

Investment securities
The Company classifies its qualifying investments as available for sale or held to maturity. The Company's policy of classifying investments as held to maturity is based upon its ability and management's intent to hold such securities to maturity. Securities expected to be held to maturity are carried at amortized historical cost. All other securities are classified as available for sale and are carried at fair value. Fair value is determined based upon quoted market prices. Unrealized gains and losses on securities available for sale are included in stockholders' equity, net of taxes. Gains and losses on the disposition of investment securities are included in non-interest income and are determined using the specific identification method.

Loans
Loans held for investment consist primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land.


           Provident Financial Holdings, Inc. - 1999 Annual Report - Page 23

                 Notes to Consolidated Financial Statements

Loan origination fees and certain direct origination expenses are deferred and amortized to interest income on loans over the contractual life of the loan using the interest method. Amortization is discontinued for non-performing loans.

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

Mortgage banking activities
Loans are originated for both investment and sale in the secondary market. Since the Company is primarily an adjustable-rate mortgage lender for its own portfolio, most fixed rate products are originated for sale to others. Loans available-for-sale are carried at lower of cost or fair value. Fair value is generally determined by outstanding commitments from investors or current investor yield requirements as calculated on an aggregate loan basis.

The Company sells loans in order to minimize interest rate risk and to provide additional funds for investment by the Company. Loans are sold without recourse other than short term covenants which are standard in the industry. Most loans are sold with servicing released. For some loans sold, the Company may retain the servicing rights in order to generate servicing income. Where the Company continues to service loans after sale, investors are paid their share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loan's contractual interest rate.

Gains or losses on the sale of loans, including fees received or paid, are recognized at the time of sale and are determined by the difference between the net sales proceeds and the book value of loans sold. When loans are sold with servicing retained, the carrying value is allocated between the assets transferred and the fair value of the retained servicing in determining the amount of gain. Servicing assets and liabilities are amortized over the estimated life of the net servicing income or loss and are assessed for subsequent impairment.

Bulk sales of servicing rights are recognized when title and all risks and rewards of ownership of the underlying loans have been irrevocably transferred to the buyer and all significant contingencies have been resolved.

Allowance for loan losses
It is the policy of the Company to provide for estimated losses on real estate loans when any significant and permanent decline in the value of the underlying collateral occurs. Periodic reviews are made in an attempt to identify potential problems at an early stage. Individual loans are periodically reviewed and are classified according to their inherent risk.
The internal asset classification system used by the Company is the primary basis by which the Company evaluates the possible loss exposure. Management's determination of the adequacy of the allowance for losses is based on an evaluation of the portfolio, past experience, prevailing market conditions, and other relevant factors. The determination of the allowance for loan losses is based on estimates that are particularly susceptible to changes in the economic environment and market conditions. The allowance is increased by the provision for losses charged against income and reduced by charge-offs, net of recoveries.

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

Page 24 - Provident Financial Holdings, Inc. - 1999 Annual Report

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

Buildings               10 - 40 years
Furniture and fixtures   3 - 10 years
Automobiles                   3 years
Computer equipment        3 - 5 years

Leasehold improvements are amortized over the shorter of the respective lease terms or the lives of the improvements. Maintenance and repair costs are charged to operations as incurred.

Income taxes
Taxes are provided for on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. Taxes on income are determined by using the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. A valuation allowance is provided against deferred tax assets when realization is not considered "more likely than not."

Risks and uncertainties
In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from a borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may impact, favorably or unfavorably, the realizability of those assets and liabilities held by the Company.

The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the judgments of regulators based on information available to them at the time of their examination.

Net income per common share
Effective June 30, 1998, the Company adopted a new accounting standard, SFAS No. 128, "Earnings Per Share" which replaces retroactively the presentation of primary earnings per share (EPS) and fully diluted EPS. Basic EPS represents net income divided by the weighted average common shares outstanding during the period excluding any potential dilutive effects. Diluted EPS gives effect to all potential issuances of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. Accordingly, diluted EPS reflects as an increase in the weighted average shares outstanding due to the assumed exercise of stock options and the vesting of restricted stock.

           Provident Financial Holdings, Inc. - 1999 Annual Report - Page 25

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

Post retirement benefits
The estimated obligation for post retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for employees and retirees. Such costs are charged to expense during the years that the employees provide service.

Reclassifications
Certain reclassifications of prior year financial data have been made to conform to the current reporting practices of the Company.

Recent Accounting Pronouncements
SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). This statement requires that all components of comprehensive income and total comprehensive income be reported in the financial statements. The Company has adopted this statement in the year ended June 30, 1999.

SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement requires public companies to report certain information about operating segments as well as certain information about products, services and major customers in their financial statements. The Company has adopted this statement in the year ended June 30, 1999.

The Company has determined that its reportable segments are the operations pertaining to mortgage banking and the operations pertaining to consumer and commercial banking ("Savings Bank Operations"). See footnote No. 17 for disclosure pertaining to the Company's operating segments for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This SFAS No. 133 has been amended by SFAS No. 137 to extend implementation of SFAS No. 133 for one year to all fiscal quarters beginning after June 15, 2000. Management is still assessing the impact of SFAS No. 133, if any, and will adopt this statement in the year ended June 30, 2001.

Page 26 - Provident Financial Holdings, Inc. - 1999 Annual Report

                 Notes to Consolidated Financial Statements

2. Investment Securities (Dollars in Thousands):

The amortized cost and estimated fair value of investment securities as of June 30, 1999 were as follows:

                                     Gross       Gross      Estimated
                           Book    Unrealized  Unrealized   Fair     Carrying
                           Value     Gains     (Losses)     Value    Value
-----------------------------------------------------------------------------
Held to maturity
 securities
 U.S. Treasury
 securities and
 obligations of
 other U.S.
 government agencies
 and corporations....    $179,803  $   15     $(3,826)    $175,992  $179,803
   Other.............          31      10           -           41        31
-----------------------------------------------------------------------------
     Total held to
      maturity.......     179,834      25      (3,826)     176,033   179,834
-----------------------------------------------------------------------------
Available for sale
 securities
  FHLMC stock........          20   1,140           -        1,160     1,160
  FNMA stock.........           1      94           -           95        95
  Equity securities..       1,071      52         (28)       1,095     1,095
  U.S. Treasury
  securities and
  obligations of
  other U.S.
  government and
  corporations.......       4,989      11          (6)       4,994     4,994
-----------------------------------------------------------------------------
     Total available
      for sale.......       6,081   1,297         (34)       7,344     7,344
-----------------------------------------------------------------------------
Total investment
 securities..........    $185,915  $1,322     $(3,860)    $183,377  $187,178
=============================================================================

The amortized cost and estimated fair value of investment securities as of June 30, 1998 were as follows:

                                     Gross       Gross      Estimated
                           Book    Unrealized  Unrealized   Fair     Carrying
                           Value     Gains     (Losses)     Value    Value
-----------------------------------------------------------------------------
Held to maturity
 securities
 U.S. Treasury
 securities and
 obligations of
 other U.S.
 government agencies
 and corporations....    $ 73,975  $   56     $  (147)    $ 73,884  $ 73,975
   Other.............          53      11           -           64        53
-----------------------------------------------------------------------------
     Total held to
      maturity.......      74,028      67        (147)      73,948    74,028
-----------------------------------------------------------------------------
Available for sale
 securities
  FHLMC stock........          20     921           -          941       941
  FNMA stock.........           1      84           -           85        85
  Equity securities..         500       -           -          500       500
-----------------------------------------------------------------------------
      Total available
       for sale......         521   1,005           -        1,526     1,526
-----------------------------------------------------------------------------
Total investment
 securities..........    $ 74,549  $1,072     $  (147)    $ 75,474  $ 75,554
=============================================================================

           Provident Financial Holdings, Inc. - 1999 Annual Report - Page 27

                  Notes to Consolidated Financial Statements

The maturities of investment securities were as follows:

                                     June 30, 1999           June 30, 1998
                                   ------------------     ------------------
                                   Amortized   Market     Amortized   Market
                                      Cost     Value         Cost     Value
==============================================================================
Held to maturity
Due in one year................... $  3,609   $  3,600    $ 11,003   $ 11,009
Due after one through five years..   20,995     20,658      20,977     21,017
Due beyond five years.............  155,230    151,775      42,048     41,922
------------------------------------------------------------------------------
                                    179,834    176,033      74,028     73,948
------------------------------------------------------------------------------
Available for sale
Due in one year...................        -          -           -          -
Due after one through five years..      989        983           -          -
Due beyond five years.............    4,000      4,011           -          -
------------------------------------------------------------------------------
                                      4,989      4,994           -          -
------------------------------------------------------------------------------
Total Securities.................. $184,823   $181,027    $ 74,028   $ 73,948
==============================================================================

3. Loans held for Investment (Dollars in Thousands):

Loans held for investment consisted of the following:            June 30,
                                                           -----------------
                                                            1999        1998
==============================================================================
Residential real estate - single family................  $ 538,915  $ 507,194
Residential real estate - multi-family.................     38,663     46,635
Commercial real estate.................................     41,845     42,696
Real estate construction...............................     23,249     13,746
Commercial business lending............................     10,239      2,819
Consumer...............................................     41,620     19,824
Other..................................................        822        422
------------------------------------------------------------------------------
                                                           695,353    633,336
Less:
  Undisbursed loan funds...............................     19,698      7,320
  Deferred loan costs..................................       (448)      (268)
  Unearned discounts on loans purchased................         15        (30)
  Allowance for loan losses............................      6,702      6,186
------------------------------------------------------------------------------
                                                         $ 669,386  $ 620,128
==============================================================================


Fixed rate loans comprised 20% and 22%, respectively, of the loan portfolio at June 30, 1999 and 1998. The following summarizes the components of the net change in the allowance for loan losses:

                                                     Year Ended June 30,
                                            ----------------------------------
                                              1999        1998        1997
==============================================================================
Balance, beginning of period..............  $ 6,186     $ 5,465     $ 5,452
Provision for losses......................      525       1,200       1,254
Recoveries................................      300         404         136
Charge-offs...............................     (309)       (883)     (1,377)
------------------------------------------------------------------------------
Balance, end of period...................   $ 6,702     $ 6,186     $ 5,465
==============================================================================

Page 28 - Provident Financial Holdings, Inc. - 1999 Annual Report

                 Notes to Consolidated Financial Statements

The effect of nonaccrual and restructured loans on interest income for the years ended June 30, 1999, 1998 and 1997 is presented below.

                                                    Year Ended June 30,
                                            ----------------------------------
                                              1999        1998        1997
==============================================================================
Contractual interest due..................  $   399     $   899     $   871
Interest recognized.......................      145         547         539
------------------------------------------------------------------------------
Net interest foregone.....................  $   254     $   352     $   332
==============================================================================


At June 30, 1999 and 1998, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

The following table identifies the Company's total recorded investment in impaired loans, net of specific allowances, by type at June 30 1999 and 1998:

                                                                 June 30,
                                                           -----------------
                                                            1999        1998
==============================================================================
Non-accrual loans:
  Single family........................................  $   1,165  $   1,669
  Multi-Family.........................................          -          -
  Commercial...........................................          -        245
  Non-mortgage.........................................         39         18
Restructured loans:
  Single family........................................          -          -
  Multi-family.........................................          -          -
  Commercial...........................................      1,508      2,074
  Non-mortgage.........................................          -          -
Other impaired loans:
  Single family........................................        112        114
  Multi-family.........................................        142        146
  Commercial...........................................        485          -
  Non-mortgage.........................................          1          -
------------------------------------------------------------------------------
Total impaired loans...................................  $   3,452  $   4,266
==============================================================================

During the years ended June 30, 1999 and 1998, the Company's average investment in impaired loans was $4,526 and $7,212, respectively, and interest income recorded during this period was $175 and $574, respectively. The Company records interest on non-accrual loans utilizing the cash basis method of accounting during periods when the loans are in non-accrual status.

           Provident Financial Holdings, Inc. - 1999 Annual Report - Page 29

                  Notes to Consolidated Financial Statements

In the ordinary course of business, the Bank makes loans to its directors, officers and employees at substantially the same terms prevailing at the time of origination for comparable transactions with borrowers. The following is a summary of related party loan activity:

                                                    Year Ended June 30,
                                            ----------------------------------
                                              1999        1998        1997
==============================================================================
Balance, beginning of period..............  $ 2,741     $ 1,825     $ 2,462
Originations..............................    2,260       1,364          43
Payments..................................   (2,243)       (105)       (340)
Terminations..............................     (396)       (343)       (340)
------------------------------------------------------------------------------
Balance, end of period....................  $ 2,362     $ 2,741     $ 1,825
==============================================================================

4. Mortgage Banking (Dollars in Thousands):

The following summarizes the unpaid principal balance of loans serviced by the Company.

                                                    Year Ended June 30,
                                            ----------------------------------
                                              1999        1998        1997
==============================================================================
Loans serviced for Federal Home Loan
 Mortgage Corporation.....................  $108,285    $149,730    $189,586
Loans serviced for Federal National
 Mortgage Association.....................   167,904     233,066     274,348
Loans services for other investors........    38,839      51,905      66,384
------------------------------------------------------------------------------
                                            $315,028    $434,701    $530,318
==============================================================================
Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Company held borrowers' escrow balances related to loans serviced for others of $602 and $754 as of June 30, 1999 and 1998, respectively. These escrow balances are included in deposits in the accompanying consolidated balance sheets.

The composition of proceeds of loans sold was as follows:

                                                    Year Ended June 30,
                                            ----------------------------------
                                              1999        1998        1997
==============================================================================
Loans sold
  Servicing - released....................  $648,141    $424,236    $341,471
  Servicing - retained....................     1,568         428       1,539
------------------------------------------------------------------------------
                                            $649,709    $424,674    $343,010
==============================================================================

Loans available for sale consisted of the following:
                                                           Year Ended June 30,
                                                           -------------------
                                                            1999        1998
==============================================================================
Adjustable rate........................................  $   1,129  $     153
Fixed rate.............................................     36,538     67,095
------------------------------------------------------------------------------
                                                         $  37,667  $  67,248
==============================================================================

Page 30 - Provident Financial Holdings, Inc. - 1999 Annual Report

                 Notes to Consolidated Financial Statements

5. Real Estate Available for Sale (Dollars in Thousands):

Real estate consisted of the following:

                                                                June 30,
                                                           -----------------
                                                            1999        1998
==============================================================================
Foreclosed real estate.................................  $   1,775  $   4,909
Investment real estate.................................      1,070      2,624
------------------------------------------------------------------------------
                                                             2,845      7,533
------------------------------------------------------------------------------
Allowance for estimated losses:
  Foreclosed real estate...............................        (32)      (462)
  Investment real estate...............................        (20)      (149)
------------------------------------------------------------------------------
                                                               (52)      (611)
------------------------------------------------------------------------------
                                                         $   2,793  $   6,922
==============================================================================

The following summarizes the components of the net change in the allowance for losses on real estate:

                                                    Year Ended June 30,
                                            ----------------------------------
                                              1999        1998        1997
==============================================================================
Balance, beginning of period..............  $    611    $    589    $    755
Provision for losses......................       (20)        326         306
Charge-offs...............................      (539)       (304)       (472)
------------------------------------------------------------------------------
Balance, end of period....................  $     52    $    611    $    589
==============================================================================

6. Premises and Equipment (Dollars in Thousands):

Premises and equipment consisted of the following:

                                                                June 30,
                                                           -----------------
                                                            1999        1998
==============================================================================
Land...................................................  $   2,531  $   2,648
Buildings..............................................      6,279      6,812
Leasehold improvements.................................        622        578
Furniture and equipment................................     10,275      8,736
Automobiles............................................        137        146
------------------------------------------------------------------------------
                                                            19,844     18,920
Less accumulated depreciation and amortization             (11,422)   (11,491)
------------------------------------------------------------------------------
                                                         $   8,422  $   7,429
==============================================================================

            Provident Financial Holdings, Inc. - 1999 Annual Report - Page 31

                  Notes to Consolidated Financial Statements

7. Deposits (Dollars in Thousands):

                          June 30, 1999                  June 30, 1998
                    -------------------------    -----------------------------
                    Interest Rate      Amount    Interest Rate      Amount
==============================================================================
Checking deposits        0%-3.20%    $  75,443       0%-3.20%     $  56,630
Passbook deposits     1.98%-4.16%       81,108    1.98%-4.78%        62,201
Money market deposits    0%-3.93%       68,835    2.37%-4.51%        71,493
Term deposits
  Under $100,000      2.00%-8.00%      310,223    2.00%-8.00%       308,484
  $100,000 and over   3.78%-8.00%       97,272    4.40%-8.00%        84,217
------------------------------------------------------------------------------
                                     $ 632,881                    $ 583,025
==============================================================================
Weighted average interest
 rate on deposits                         4.13%                        4.67%
==============================================================================

The aggregate annual maturities of term accounts are as follows:

                                                                June 30,
                                                           -----------------
                                                            1999        1998
==============================================================================
Within one year........................................  $ 368,380  $ 336,618
One to two years.......................................     20,462     36,257
Two to three years.....................................      9,957      3,720
Three to four years....................................      6,505      9,151
Thereafter.............................................      2,191      6,955
------------------------------------------------------------------------------
 .......................................................  $ 407,495  $ 392,701
==============================================================================

Interest expense is summarized as follows:
                                                    Year Ended June 30,
                                            ----------------------------------
                                              1999        1998        1997
==============================================================================
Checking deposits.........................  $    984    $    223    $    229
Term deposits.............................    21,013      21,025      18,036
Money market deposits.....................     2,693       3,247       3,490
Passbook deposits.........................     2,398       1,216       1,357
------------------------------------------------------------------------------
 ..........................................  $ 27,088    $ 25,711    $ 23,112
==============================================================================

The Company is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserve is calculated based on deposit levels and amounted to $2,830 and $1,585 at June 30, 1999 and 1998, respectively.

Page 32 - Provident Financial Holdings, Inc. - 1999 Annual Report

                Notes to Consolidated Financial Statements

8. Borrowings (Dollars in Thousands):

Borrowings consisted of the following:
                                                                June 30,
                                                           -----------------
                                                            1999        1998
------------------------------------------------------------------------------
Advances from Federal Home Loan Bank...................  $ 214,506  $ 132,114

Advances from the Federal Home Loan Bank were collateralized by pledges of certain real estate loans with an aggregate principal balance at June 30, 1999 and 1998 of $358,026 and $331,885, respectively. The Bank's overall borrowing capacity which is limited to 30% of total assets, as reported on the Bank's quarterly thrift financial reports, is approximately $264,010 and $226,326 at June 30, 1999 and 1998, respectively.

As a member of the FHLB system, the Bank is required to maintain a minimum investment in FHLB stock. The Bank held the required investment at June 30, 1999, as compared to excess holdings of $9 at June 30, 1998. Any excess may be redeemed by the Bank or called by FHLB at par.

The aggregate annual maturities of advances are as follows:

                                                                June 30,
                                                           -----------------
                                                            1999        1998
==============================================================================
Within one year........................................  $ 161,160  $ 121,500
One to two years.......................................     23,000     10,260
Two to three years.....................................          -          -
Over three years.......................................     30,346        354
------------------------------------------------------------------------------
 .......................................................  $ 214,506  $ 132,114
==============================================================================
Weighted average interest rate.........................       5.25%      5.70%
==============================================================================

9. Income Taxes (Dollars in Thousands):

The provision for income taxes consisted of the following:

                                                    Year Ended June 30,
                                            ----------------------------------
                                              1999        1998        1997
==============================================================================
Current:
  Federal.................................  $  5,475    $  3,376    $  1,339
  State...................................     1,892       1,001         270
------------------------------------------------------------------------------
                                               7,367       4,377       1,609
------------------------------------------------------------------------------
Deferred:
  Federal.................................       115        (649)        (62)
  State...................................        72         (23)       (387)
------------------------------------------------------------------------------
 ..........................................       187        (672)       (449)
------------------------------------------------------------------------------
Provision for income taxes................  $  7,554    $  3,705   $   1,160
==============================================================================

           Provident Financial Holdings, Inc. - 1999 Annual Report - Page 33

                 Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:
                                                    Year Ended June 30,
                                            ----------------------------------
                                                1999        1998        1997
==============================================================================
Federal statutory income tax rate.........      35.0%       34.0%      34.0%
State taxes net of Federal tax effect.....       7.1%        7.2%       7.3%
Release of state valuation allowance......         -           -       (9.8%)
Other.....................................      (0.2%)       1.3%       5.9%
------------------------------------------------------------------------------
Effective income tax rate.................      41.9%       42.5%      37.4%
==============================================================================

Deferred tax liabilities (assets) by jurisdiction were as follows:

                                                                June 30,
                                                           -----------------
                                                            1999        1998
==============================================================================
Deferred taxes - federal...............................  $  (1,185) $  (1,264)
Deferred taxes - state.................................       (731)      (632)
------------------------------------------------------------------------------
                                                         $  (1,916) $  (1,896)
==============================================================================

Deferred tax liabilities (assets) were comprised of the following:

                                                                June 30,
                                                           -----------------
                                                            1999        1998
==============================================================================
Depreciation...........................................  $     155  $     299
Federal Home Loan Bank dividends.......................      1,704      1,498
Unrealized gain on securities..........................        518        412
------------------------------------------------------------------------------
  Total deferred tax liabilities.......................      2,377      2,209
------------------------------------------------------------------------------
State tax..............................................       (413)       (79)
Market value adjustments...............................        (34)       (94)
Loss reserves..........................................     (2,017)    (2,705)
Deferred compensation..................................     (1,149)      (694)
Investment in real estate..............................       (144)      (141)
Other..................................................       (536)      (392)
------------------------------------------------------------------------------
  Total deferred tax assets............................     (4,293)    (4,105)
------------------------------------------------------------------------------
Net deferred tax assets................................  $  (1,916) $  (1,896)
==============================================================================

Page 34 - Provident Financial Holdings, Inc. - 1999 Annual Report

               Notes to Consolidated Financial Statements

10. Capital (Dollars in Thousands):

Retained earnings at June 30, 1999 and 1998 included approximately $9,019 for which federal income tax of approximately $3,066 had not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Company were to convert its charter.

Federal regulations require that investments in subsidiaries conducting real estate investments and joint venture activities be phased out by 1996, or that institutions conducting such activities maintain sufficient capital over the minimum regulatory requirements. The Company maintains capital in excess of the minimum requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

Various adjustments are required to be made to retained earnings and total assets for computing these capital ratios, depending on an institution's capital and asset structure. The adjustment presently applicable to the Bank is for equity investments in real estate. In addition, in calculating risk-based capital, general loss allowances are includable as capital on a limited basis.

As of June 30, 1999, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, core, and tangible leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

At the time of the conversion, the Bank established a liquidation account in the amount of $40,000 which was equal to its total retained earnings as of May 31, 1996. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holders' interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Provident Financial Holdings, Inc. - 1999 Annual Report - Page 35

               Notes to Consolidated Financial Statements

The Bank's actual capital amounts and ratios as of June 30, 1999 and 1998 are as follows:
                                                        To Be Well
                                                     Capitalized Under
                                                     Prompt Corrective
                                   Actual            Action Provisions
-----------------------------------------------------------------------------
                              Amount    Ratio    Amount               Ratio
-----------------------------------------------------------------------------
As of June 30, 1999

Total Risk Based Capital
 Ratio.....................  $ 79,058   16.76%  $ 47,172   Greater than 10.0%
                                                           or equal to
Tier 1 (Core Capital)......    72,421    7.66%    47,255   Greater than 5.0%
                                                           or equal to
Tier 1 Risk Based Capital..    72,421   15.35%    28,303   Greater than 6.0%
                                                           or equal to
Tangible Equity Ratio......    72,421    7.66%    37,804   Greater than 4.0%
                                                           or equal to

As of June 30, 1998

Total Risk Based Capital
 Ratio.....................  $ 70,940   14.12%  $ 50,240   Greater than 10.0%
                                                           or equal to
Tier 1 (Core Capital)......    64,754    8.09%    40,032   Great than 5.0%
                                                           or equal to
Tier 1 Risk Based Capital..    64,754   12.89%    30,144   Greater than 6.0%
                                                           or equal to
Tangible Equity Ratio......    64,754    8.09%    32,035   Greater than 4.0%
                                                           or equal to

11. Benefit Plans (Dollars in Thousands):

The Company has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements. Under the plan, employees may contribute up to 10% of their pre-tax compensation. The Company makes matching contributions up to 3% of a participant's pre-tax compensation. Participants vest immediately in their own contributions with 100% vesting in the Company's contributions occurring after six years of credited service. The Company's expense for these plans was approximately $182, $142, and ($13) for the years ended June 30, 1999, 1998 and 1997, respectively.

The Company has a multi-year employment contract with one executive officer to pay certain benefits upon retirement. The obligation was fully funded at June 30, 1999 and 1998. Actuarially determined retirement costs are being accrued and expensed annually.

Employee Stock Ownership Plan (ESOP)
As part of the conversion as described in Note 1, an ESOP was established for all employees who are age 21 or older and have completed one year of service with the Company during which they have served a minimum of 1,000 hours. The ESOP borrowed $4,100 from the Company to purchase 410,017 shares of the common stock issued in the conversion. The loan will be repaid principally from the Company's contributions to the ESOP over a period of 15 years. At June 30, 1999, the outstanding balance on the loan was $3,451. Shares purchased with the loan proceeds are held in an unearned ESOP shares account and released on a pro rata basis as the loan is repaid. Contributions to the ESOP and shares released from the unearned ESOP shares account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after six years of credited service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Company. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The expense related to the ESOP totaled $465 and $579 for the years ending June 30, 1999 and 1998, respectively. At June 30, 1999, the unearned ESOP shares account of $3,179 is reported as a reduction of stockholders' equity.

           Provident Financial Holdings, Inc. - 1999 Annual Report - Page 36

               Notes to Consolidated Financial Statements

The table below reflects ESOP activity for the period indicated:

                                                                June 30,
                                                           -----------------
                                                            1999        1998
==============================================================================
Unallocated shares at beginning of period..............  $ 344,912  $ 371,964
Allocated..............................................     27,052     27,052
------------------------------------------------------------------------------
Unallocated shares at end of period....................  $ 317,86   $ 344,912
==============================================================================

The fair value of unallocated ESOP shares totaled $6,357 and $7,157 at June 30, 1999 and 1998, respectively.

12. Incentive Plans

Management Recognition Plan and Trust (MRP)
The Company has established the 1996 Management Recognition Plan ("MRP") to provide key employees and eligible directors with a propriety interest in the growth, development and financial success of the Company through the award of restricted stock. The Company acquired 205,000 shares of its common stock in the open market to fund the MRP. At June 30, 1998, 184,910 shares had been awarded with a weighted average fair value at the date of grant of $20.00 per share. Awarded shares vest over a five-year period as long as the employee or director remains with the Company. The Company recognizes compensation expense for the MRP based on the fair value of the shares at grant date. MRP compensation expense for the year ended June 30, 1999 was $740,000.

Stock Option Plan
The Company has established the 1996 Stock Option Plan ("Plan") for certain of its directors and key employees under which up to 512,522 shares of common stock have been authorized to be granted. Under the Plan, options may not be granted at a price less than the fair market value at the date of grant. Options are exercisable in equal installments over a five-year period as long as the employee or director remains an employee or director of the Company. The maximum term of the options granted during 1997 is 10 years.

The following is a summary of changes in options outstanding:

                                                                    Weighted
                                                        Number of   Average
                                                         Shares      Price
==============================================================================
Outstanding at July 1, 1996...........................         -    $
  Granted (weighted average fair value of $8.38)......   356,500      15.25
------------------------------------------------------------------------------
Outstanding at June 30, 1997..........................   356,500      15.25
  Granted (weighted average fair value of $10.93).....    65,500      20.59
  Cancelled...........................................    46,000      15.25
------------------------------------------------------------------------------
Outstanding at June 30, 1998..........................   376,000      16.18
  Granted.............................................         -          -
  Cancelled...........................................         -          -
------------------------------------------------------------------------------
Outstanding at June 30, 1999..........................   376,000    $ 16.18
==============================================================================

For outstanding options the weighted average remaining contractual life was
7.75 years. There were 169,960 shares under options that were exercisable at June 30, 1999. At June 30, 1999, 136,522 shares were available for future grants under the Plan.

           Provident Financial Holdings, Inc. - 1999 Annual Report - Page 37

               Notes to Consolidated Financial Statements

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

The Company has calculated the fair value of stock-based awards to employees using the Black-Scholes option pricing model with the following weighted average assumptions: 10 year expected life; stock volatility, 28% and 27% in 1998 and 1997, respectively; risk free interest rates, 5.57% and 6.60% in 1998 and 1997, respectively; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income and basic earnings per share would have been $10,072 and $2.43 per share in fiscal 1999 and $4,674 and $1.04 per share in fiscal 1998.

13. Earnings Per Share

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

                                         For the Year Ended June 30, 1999
                                     -----------------------------------------
                                        Income        Shares       Per Share
                                      (numerator)  (denominator)     Amount
==============================================================================
Basic EPS............................  $ 10,465      4,080,106       $ 2.56

Effect of Dilutive Shares
  Stock options......................                   34,392
  Restricted stock awards............                   27,564
                                                   -----------
Diluted EPS..........................  $ 10,465      4,142,062       $ 2.53
==============================================================================

                                         For the Year Ended June 30, 1998
                                     -----------------------------------------
                                        Income        Shares       Per Share
                                      (numerator)  (denominator)     Amount
==============================================================================
Basic EPS............................  $  5,020      4,388,090       $ 1.14

Effect of Dilutive Shares
  Stock options......................                   94,222
  Restricted stock awards............                   19,701
                                                   -----------
Diluted EPS..........................  $  5,020      4,502,013       $ 1.11
==============================================================================

                                         For the Year Ended June 30, 1997
                                     -----------------------------------------
                                        Income        Shares       Per Share
                                      (numerator)  (denominator)     Amount
==============================================================================
Basic EPS............................  $  1,941      4,705,043       $ 0.41

Effect of Dilutive Shares
  Stock options......................                   40,309
                                                   -----------
Diluted EPS..........................  $  1,941      4,745,352       $ 0.41
==============================================================================

Page 38 - Provident Financial Holdings, Inc. - 1999 Annual Report

                   Notes to Consolidated Financial Statements

14. Commitments and Contingencies (Dollars in Thousands):

The Company is involved in various legal matters associated with its normal operations. In the opinion of management, these matters will be resolved without material effect on the Company's financial position.

The Company conducts a portion of its operations in leased facilities under non-cancelable agreements classified as operating leases. In addition, the Company leases data processing equipment under operating leases expiring during the next four years. The following is a schedule of minimum rental payments under such operating leases which expire at various dates:

                                                    June 30,
                                                     1999
               ============================================
               Fiscal Year
                  2000............................  $   488
                  2001............................      406
                  2002............................      249
                  2003............................      139
                  Thereafter......................      266
               --------------------------------------------
               Total minimum payments required....  $ 1,548
               ============================================

Lease expense under operating leases approximated $600, $679, and $656 for the years ended June 30, 1999, 1998 and 1997, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as all conditions have been met in the contract. These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee. Since some of these commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. At June 30, 1999 and 1998, interest rates on commitments to lend ranged from 6.00% to 11.30% and 6.00% to 10.85%, respectively.

In an effort to minimize its exposure to interest rate fluctuations on fixed rate loans originated for sale, the Company enters into forward agreements to sell certain dollar amounts of fixed rate loans to third parties. These agreements specify the minimum maturity of the loans, yield to purchaser and servicing spread to the Company (if servicing is retained), and the maximum principal amount of individual loans. The Company typically satisfies these forward sale agreements with its current production; at June 30, 1999 and 1998 the aggregate amount of loans available for sale and of commitments to originate exceeded the Company's forward sales commitments to

            Provident Financial Holdings, Inc. - 1999 Annual Report - Page 39

                   Notes to Consolidated Financial Statements

sell loans. At June 30, 1999 and 1998, interest rates on commitments to sell loans ranged from 5.25% to 11.55% and 6.00% to 11.00%, respectively.

The Company is exposed to interest rate risk on fixed rate commitments to originate loans for sale to the extent forward sale agreements have not been entered into. To minimize this risk, the Company purchases over the counter put options with option periods that generally coincide with the terms of the commitments to originate loans. The contract or notional amount of these instruments reflect the extent of involvement the Company has in this particular class of financial instruments. The Bank's exposure to loss on these financial instruments is limited to the premiums paid. Premiums paid and deferred gains on put options are recorded as an adjustment to the carrying value of loans available for sale and recognized in earnings when the loan is sold. At June 30, 1999, and 1998, there were no options outstanding.

In addition to construction loans in process, the Company had the following outstanding commitments:
                                                                June 30,
                                                           -----------------
                                                            1999        1998
==============================================================================
Commitments to originate mortgage loans:
Fixed rate.............................................  $  35,111  $  38,385
Adjustable rate........................................      4,740      6,537
------------------------------------------------------------------------------
                                                            39,851     44,922
Unused lines of credit.................................        139      9,529
Commitments to sell loans..............................     36,672     65,965
==============================================================================

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

Page 40 - Provident Financial Holdings, Inc. - 1999 Annual Report

                   Notes to Consolidated Financial Statements

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

Commitments: Commitments to extend credit at June 30, 1999 are offered at substantially the same rates and terms of commitments offered on June 30, 1999 to parties of similar credit worthiness. Therefore, it is presumed that no significant difference exists between the carrying and fair value. See Note 14.

The carrying amount and fair values of the Company's financial instruments were as follows:

                                      June 30, 1999        June 30, 1998
                                   --------------------  ---------------------
                                    Carrying    Market   Carrying     Market
                                     Amount     Value      Amount     Value
==============================================================================
Financial assets:
Cash.............................. $  19,729  $  19,729  $  23,433  $  23,433
Investment securities.............   179,834    176,033     74,028     73,948
Loans available for sale..........    37,667     37,880     67,248     68,035
Loans held for investment.........   669,386    670,125    620,128    621,340
Accrued interest receivable.......     5,984      5,984      4,940      4,940
FHLB stock........................    10,725     10,725      6,606      6,606

Financial liabilities:
Deposits..........................   632,881    634,005    583,025    585,237
Borrowings........................   214,506    214,095    132,114    132,118
==============================================================================

            Provident Financial Holdings, Inc. - 1999 Annual Report - Page 41

                Notes to Consolidated Financial Statements

17. Operating Segments (Dollars in Thousands):

The following tables set forth condensed income statement and total assets for the Company's operating segments for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

                                                  Year Ended June 30, 1999
                                             ---------------------------------
                                             Savings                 Consoli-
                                             Bank        Mortgage     dated
                                             Operations  Banking      Total
==============================================================================
Net interest income......................... $  23,422   $    995   $  24,417

Non-interest income:
  Loan servicing and other fees.............    (1,402)     4,116       2,714
  Gain on sale of loans, net................         0      6,590       6,590
  Real estate operations....................     6,885         86       6,971
  Other.....................................     1,993         51       2,044
------------------------------------------------------------------------------
    Total non-interest income...............     7,476     10,843      18,319

Non-interest expense:
  Salaries and employee benefits............    10,706      4,562      15,268
  Premises and occupancy....................     1,315        651       1,966
  Operating & admin. expenses...............     5,028      2,455       7,483
------------------------------------------------------------------------------
    Total non-interest expense..............    17,049      7,668      24,717
------------------------------------------------------------------------------
Operating income before income taxes........ $  13,849   $  4,170   $  18,019
==============================================================================
Total assets, end of period................. $ 918,809   $ 38,622   $ 957,431
==============================================================================

                                                 Year Ended June 30, 1998
                                             ---------------------------------
                                             Savings                 Consoli-
                                             Bank        Mortgage     dated
                                             Operations  Banking      Total
==============================================================================
Net interest income......................... $  19,044   $    435   $  19,479

Non-interest income:
  Loan servicing and other fees.............      (910)     3,945       3,035
  Gain on sale of loans, net................         9      4,482       4,491
  Real estate operations....................       105         91         196
  Other.....................................     1,552         67       1,619
------------------------------------------------------------------------------
    Total non-interest income...............       756      8,585       9,341

Non-interest expense:
  Salaries and employee benefits............     9,355      3,095      12,450
  Premises and occupancy....................     1,024      1,041       2,065
  Operating & admin. expenses...............     4,274      1,306       5,580

------------------------------------------------------------------------------
    Total non-interest expense..............    14,653      5,442      20,095
------------------------------------------------------------------------------
Operating income before income taxes........ $   5,147   $  3,578   $   8,725
==============================================================================
Total assets, end of period................. $ 748,667   $ 67,538   $ 816,205
==============================================================================

Page 42 - Provident Financial Holdings, Inc. - 1999 Annual Report

               Notes to Consolidated Financial Statements

17. Operating Segments (Dollars in Thousands) continued

                                                  Year Ended June 30, 1997
                                             ---------------------------------
                                             Savings                 Consoli-
                                             Bank        Mortgage     dated
                                             Operations  Banking      Total
==============================================================================

Net interest income......................... $  17,635   $    182   $  17,817
Non-interest income:
  Loan servicing and other fees.............      (295)     3,033       2,738
  Gain on sale of loans, net................        97      3,500       3,597
  Real estate operations....................         8        (19)        (11)
  Other.....................................     1,172        101       1,273
------------------------------------------------------------------------------
    Total non-interest income...............       982      6,615       7,597

Non-interest expense:
  Salaries and employee benefits............     7,632      3,637      11,269
  Premises and occupancy....................     1,288        776       2,064
  Operating & admin. expenses...............     6,817      2,163       8,980
------------------------------------------------------------------------------
    Total non-interest expenses.............    15,737      6,576      22,313
------------------------------------------------------------------------------
Operating income before income taxes........ $   2,880   $    221   $   3,101
==============================================================================
Total assets, end of period................. $ 595,113   $ 20,387   $ 615,500
==============================================================================

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Company's overall internal transfer pricing arrangements as determined by management are summarized as follows:

1. Borrowings for Mortgage Banking are indexed to the higher of the three-month Federal Home Loan Bank rate or the overall cost of the customer deposits and borrowings. The total cost of funds was $3.4 million in fiscal 1999 as compared to $2.4 million in 1998 and $1.7 million in 1997.

2. Mortgage Banking receives servicing-released premiums for the loans transferred to the Savings Bank Operations portfolio equal to the market price of such loans. The servicing-released premiums were $2.2 million in fiscal 1999 as compared to $1.6 million in 1998 and ($35,000) in 1997.

3. Loan servicing fees are charged by Savings Bank Operations based on the number of loans available for sale multiplied by a fixed fee which is subject to management's regular review. The loan servicing fees were $252,000 in fiscal 1999 as compared to $376,000 in 1998 and $422,000 in 1997.

4. Office rent for Mortgage Savings Bank offices which are located in Saving Bank offices are internally charged based on the square footage. The total office rents were $93,000 in fiscal 1999 as compared to $108,000 in 1998 and $115,000 in 1997.

5. A management fee, which is subject to regular review, is charged to Mortgage Banking for services provided by Savings Bank Operations. The management fee was $170,000 in fiscal 1999 as compared to $33,000 in 1998 and $30,000 in 1997.

           Provident Financial Holdings, Inc. - 1999 Annual Report - Page 43

               Notes to Consolidated Financial Statements

18. Holding Company Condensed Financial Information (Dollars in Thousands):

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed balance sheet for Provident Financial Holdings, Inc. (Holding Company only) as of June 30, 1999 and 1998 and condensed statement of operations and cash flows for the years ended June 30, 1999 and 1998.


Condensed Balance Sheets                                    June 30,
-----------------------------------------------------------------------------
                                                      1999        1998
-----------------------------------------------------------------------------
Assets
  Cash...........................................   $  2,170    $  2,176
  Investment securities held to maturity.........      2,001      12,003
  Investment securities available for sale.......      1,070         500
  Investment in subsidiary.......................     79,794      68,337
  Other assets...................................      3,953       3,788
-----------------------------------------------------------------------------
                                                    $ 88,988    $ 86,804
=============================================================================

Liabilities and Stockholders' Equity
  Other liabilities..............................   $     47    $    748
  Stockholders' equity...........................     88,941      86,056
-----------------------------------------------------------------------------
                                                    $ 88,988    $ 86,804
=============================================================================

Page 44 - Provident Financial Holdings, Inc. - 1999 Annual Report

              Notes to Consolidated Financial Statements

                                                     Year Ended June 30,
                                                     -------------------
Condensed Statement of Operations                      1999         1998
-----------------------------------------------------------------------------
Interest and other income.........................  $    830    $  1,143
General and administrative expense................       334         297
-----------------------------------------------------------------------------
  Income before equity in earnings of the
   subsidiary.....................................       496         846
Equity in earnings of the subsidiary..............    10,252       4,599
-----------------------------------------------------------------------------
  Income before income taxes......................    10,748       5,445
  Income taxes....................................       283         425
-----------------------------------------------------------------------------
    Net income....................................  $ 10,465    $  5,020
=============================================================================

                                                      Year Ended June 30,
                                                      -------------------
Condensed Statements of Cash Flows                     1999         1998
-----------------------------------------------------------------------------
Cash flows from operating activities:
  Net income......................................  $ 10,465    $  5,020
Adjustments to reconcile net earnings to cash
 used by operating activities:
  Equity in earnings of the subsidiary............   (10,252)     (4,599)
  Depreciation and amortization..................       (124)       (205)
  Net gain on sale of investment securities.......       (39)          -
  Decrease in other assets........................      (165)        143
  Increase in other liabilities...................      (701)        136
-----------------------------------------------------------------------------
    Net cash provided by operating activities.....      (816)        495
-----------------------------------------------------------------------------
Cash flow from investing activities:
  Purchase of investment securities held to
   maturity.......................................    (5,959)    (15,390)
  Maturity of investment securities held to
   maturity.......................................    16,088      21,762
  Purchase of investment securities available
   for sale.......................................    (1,454)       (500)
  Sales of investment securities available
   for sale.......................................       919           -
-----------------------------------------------------------------------------
    Net cash used by investing activities.........     9,594       5,872
-----------------------------------------------------------------------------
Cash flow from financing activities:
  Treasury stock purchases........................    (8,784)     (4,983)
-----------------------------------------------------------------------------
Net decrease in cash during the year..............        (6)      1,384
Cash and cash equivalents, beginning of year......     2,176         792
-----------------------------------------------------------------------------
Cash and cash equivalents, end of year............  $  2,170    $  2,176
=============================================================================

            Provident Financial Holdings, Inc. - 1999 Annual Report - Page 45

                           Shareholder Information

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Stock Market under the symbol of PROV. The following table provides the high and low stock prices for PROV during the last two fiscal years.

                         First          Second         Third        Fourth
                     (September 30,) (December 31,)  (March 31,)   (June 30,)
-----------------------------------------------------------------------------
1999 Quarters
  High                   $20.75          $17.50        $17.63        $20.25
  Low                     14.13           14.00         15.63         16.00

1998 Quarters
  High                    20.13           22.25         24.25         24.13
  Low                     16.75           19.56         20.00         20.13
-----------------------------------------------------------------------------

Annual Meeting

The annual meeting of shareholders will be held at the Riverside Art Museum at 3425 Mission Inn Avenue, Riverside, California on Thursday, October 28, 1999, at 11:00 a.m., Pacific time. A formal notice of the meeting, together with a proxy statement and proxy form, will be mailed to shareholders.

Corporate Offices

Provident Financial Holdings, Inc.
3756 Central Avenue
Riverside, CA 92506
(909) 686-6060

Corporate Counsel

Breyer & Associates PC
Attorneys at Law
1100 New York Avenue, N.W., Suite 700
Washington, D.C. 20005
(202) 737-7900

Independent Accountants

PricewaterhouseCoopers LLP
400 South Hope Street
Los Angeles, CA 90071-2889
(213) 236-3000

Transfer Agent

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
(908) 497-2300

Advertising Agency of Record

Schroffel and Associates
4134 Del Rey Avenue
Marina Del Rey, CA 90292
(310) 754-1000

Market Information

Provident Financial Holdings, Inc. is traded on the NASDAQ Stock Market under the symbol of PROV.

Financial Information

Requests for copies of forms 10-K and 10-Q filed with the Securities and Exchange Commission should be directed in writing to:

Brian M. Riley
SVP/Chief Financial Officer
Provident Financial Holdings, Inc.
3756 Central Avenue
Riverside, CA 92506


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


Page 46 - Provident Financial Holdings, Inc. - 1999 Annual Report

                  Board of Directors and Senior Officers

Board of Directors

Bruce W. Bennett
President
Community Care & Rehabilitation Center

Craig G. Blunden
Chairman, President & CEO
Provident Savings Bank, FSB

Debbi H. Guthrie
President
Roy O. Huffman Roofing Company

Robert G. Schrader
Executive Vice President &
Chief Operating Officer

Roy H. Taylor
Executive Vice President, Pacific Region
Talbot-Goldware & Taylor Insurance
& Financial Services, Inc.

William E. Thomas
Executive Vice President &
General Counsel
KPC Global Care, Inc.

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

Donald L. Blanchard
Senior Vice President
Retail Banking

Lil Brunner
Senior Vice President
Chief Information Officer

Richard L. Gale
Senior Vice President
Mortgage Banking

Brian M. Riley
Senior Vice President
Chief Financial Officer


            Provident Financial Holdings, Inc. - 1999 Annual Report - Page 47

                                Branch Locations

Provident [LOGO]

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

Redlands
125 E. Citrus Avenue
Redlands, CA 92373

Sun City
27010 Sun City Boulevard
Sun City, CA 92586

Hemet
1690 E. Florida Avenue
Hemet, CA 92544

Rancho Mirage
71-991 Highway 111
Rancho Mirage, CA 92270

Blythe
350 E. Hobson Way
Blythe, CA 92225

Corona (expected opening, February 2000)
Ontario and Magnolia Avenues
Corona, CA 92879

AccessPlus Direct Talk
1-800-442-5201

PROFED
MORTGAGE
A Division of Provident Savings Bank

Division Office
3756 Central Avenue
Riverside, CA 92506

WHOLESALE OFFICES

Rancho Cucamonga
10390 Commerce Center Drive, Suite 190
Rancho Cucamonga, CA 91730

RETAIL OFFICES

Lake Forest - Pacific Sunbelt (Builder Division)
23201 Lake Center Drive, Suite 106
Lake Forest, CA 92630

Las Vegas - Pacific Sunbelt (Builder Division)
7720 West Sahara Avenue, Suite 106
Las Vegas, NV 89117

Rancho Cucamonga
10390 Commerce Center Drive, Suite 280
Rancho Cucamonga, CA 91730

Rancho Mirage
71-991 Highway 111
Rancho Mirage, CA 92270

Redlands
501 W. Redlands Blvd., Suite G
Redlands, CA 92373

Orange
626 E. Chapman Avenue
Orange, CA 92866

Torrance
22805 Hawthorne Blvd.
Torrance, CA 90505

Riverside
2915 Van Buren Blvd., Suite J-2
Riverside, CA 92503

Hacienda Heights
17138 A. Colima Road
Hacienda Heights, CA 91745


Page 48 - Provident Financial Holdings, Inc. - 1999 Annual Report

                              PROVIDENT [LOGO]

                       Provident Financial Holdings, Inc.

                                Corporate Office
                 3756 Central Avenue, Riverside, California 92506
                                 909/686-6060
                          NASDAQ STOCK MARKET - PROV

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

                                  EXHIBIT 23

                         Consent of Independent Auditors

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 of Provident Financial Holdings, Inc. of our report dated August 6, 1999 appearing in the Annual Report to Shareholders which is included in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
September 27, 1999