Form 10-Q
period 1999-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 1999-11-08
CIK 1010470

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended.................... September 30, 1999
                                                       ------------------

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

              ------------------------------------------------
              (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1) Yes   X  .   No    .
             -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class:                             As of November 1, 1999
     --------------                              ----------------------
    Common stock, $ 0.01 par value               4,178,566 shares *

             * Includes 311,097 shares held by the employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts; and 110,946 shares held by the management recognition plan which have been committed to be released and allocated to participant accounts.

                       PROVIDENT FINANCIAL HOLDINGS, INC.
                               Table of Contents

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition
         as of September 30, 1999 and June 30, 1999 ..................   1

         Consolidated Statements of Operations
         for the quarters ended September 30, 1999 and 1998...........   2

         Consolidated Statements of Changes in Stockholders' Equity
         for the quarters ended September 30, 1999 and 1998...........   3

         Consolidated Statements of Cash Flows
         for the quarters ended September 30, 1999 and 1998...........   4

         Selected Notes to Consolidated Financial Statements... ......   5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         General......................................................   7

         Comparison of Financial Condition at September 30, 1999 and
         June 30, 1999................................................   8

         Comparison of Operating Results for the quarters ended
         September 30, 1999 and 1998..................................   8

         Loan Volume Activities.......................................  16

         Liquidity and Capital Resources..............................  17

         Year 2000 Readiness..........................................  18

         Supplemental Information.....................................  19

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings...................................  19

         Item 2.  Changes in Securities...............................  19

         Item 3.  Defaults upon Senior Securities.....................  19

         Item 4.  Submission of Matters to Vote of Stockholders.......  19

         Item 5.  Other Information...................................  19

         Item 6.  Exhibits and Reports on Form 8-K....................  20

SIGNATURES............................................................  21

EXHIBIT 27 - FINANCIAL DATA SCHEDULE..................................  22

                     PROVIDENT FINANCIAL HOLDINGS, INC.
              Consolidated Statements of Financial Condition
                               (Unaudited)
                          Dollars in Thousands

                                                  September 30,     June 30,
                                                      1999           1999
                                                  ------------    ----------
ASSETS
 Cash                                              $   15,435     $   19,729
 Overnight deposits                                       -              -
 Investment securities - held to maturity
  (market value $172,764 and $176,033,
  respectively)                                       178,828        179,834
 Investment securities - available for sale
  at fair market value                                 26,031          7,344
 Loans held for investment, net                       768,506        669,386
 Loans available for sale, net                         34,720         37,667
 Accrued interest receivable                            6,830          5,984
 Real estate available for sale, net                    2,303          2,793
 Federal Home Loan Bank stock                          15,660         10,725
 Premises and equipment, net                            8,282          8,422
 Prepaid expenses and other assets                     14,659         15,547
                                                   ----------     ----------
   TOTAL ASSETS                                    $1,071,254     $  957,431
                                                   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Non-interest bearing deposits                   $   16,076     $   14,764
   Interest bearing deposits                          669,885        618,117
                                                   ----------     ----------
 Total deposits                                       685,961        632,881

 Borrowings                                           281,404        214,506
 Accounts payable and other liabilities                16,565         20,358
                                                   ----------     ----------
   TOTAL LIABILITIES                                  983,930        867,745

 Preferred stock, $.01 par value; (2,000,000
  shares authorized; none issued and
  outstanding)                                            -            -
 Common stock, $.01 par value; (15,000,000
  shares authorized; 5,125,215 shares issued;
  4,182,285 and 4,385,785 outstanding at
  September 30, 1999 and June 30, 1999,
  respectively)                                            51             51
 Additional paid-in capital                            51,134         51,069
 Retained earnings                                     59,165         57,555
 Treasury stock at cost (942,930 and 739,430
  shares, respectively)                               (18,143)       (14,089)
 Unearned stock compensation                           (5,392)        (5,644)
 Accumulated other comprehensive income                   509            744
                                                   ----------     ----------
   TOTAL STOCKHOLDERS' EQUITY                          87,324         89,686
                                                   ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,071,254     $  957,431
                                                   ==========     ==========

                       PROVIDENT FINANCIAL HOLDINGS, INC.
                     Consolidated Statements of Operations
                                (Unaudited)
                Dollars in Thousands, Except Earnings Per Share

                                                           Quarter Ended
                                                            September 30,
                                                         -------------------
                                                           1999        1998
                                                         --------   --------
Interest income
 Loans receivable, net                                   $ 13,951   $ 12,880
 Investment securities                                      3,213      1,298
 Interest bearing deposits                                      6         50
                                                         --------   --------
   Total interest income                                   17,170     14,228

Interest expense
  Savings accounts                                            548        563
  Demand and NOW accounts                                   1,022        980
  Certificates of deposit                                   5,397      5,401
  Federal Home Loan Bank advances                           3,112      1,789
                                                         --------   --------
     Total interest expense                                10,079      8,733
                                                         --------   --------
Net interest income                                         7,091      5,495
Provision for loan losses                                       -        225
                                                         --------   --------
Net interest income after provision for
 loan losses                                                7,091      5,270
Non-interest income
  Loan servicing and other fees                               719        745
  Gain on sale of loans                                       848      1,549
  Real estate operations, net                                  35        267
  Other                                                       614        490
                                                         --------   --------
   Total non-interest income                                2,216      3,051
Non-interest expenses
  Salaries and employee benefits                            4,009      3,417
  Premises and occupancy                                      492        520
  Equipment                                                   528        354
  Professional expenses                                       168        153
  Sales and marketing  expenses                               269        287
  Other                                                     1,049        846
                                                         --------   --------
  Total non-interest expenses                               6,515      5,577
                                                         --------   --------
Income before taxes                                         2,792      2,744
Provision for income taxes                                  1,182      1,161
                                                         --------   --------
Net income                                               $  1,610   $  1,583
                                                         ========   ========
    Basic earnings per share                             $   0.42   $  0.38
    Diluted earnings per share                           $   0.41   $  0.37

                                       PROVIDENT FINANCIAL HOLDINGS, INC.
                              Consolidated Statements of Stockholders' Equity
                                               (Unaudited)
                                    Dollars in Thousands, Except Shares
                             For the Quarters Ended September 30, 1999 and 1998

                                                                                        Accumu-
                                                                                        lated
                            Common                                                      Other
                            Stock       Additional                         Unearned     Compre-
                      ------------------  Paid-in   Retained  Treasury       Stock      hensive
                      Shares      Amount  Capital   Earnings   Stock      Compensation  Income  Total
---------------------------------------------------------------------------------------------------------
Balance at June 30,
 1999                 4,385,785   $ 51   $ 51,069   $ 57,555   $ (14,089)   $ (5,644)   $ 744   $ 89,686

Comprehensive income:
  Net income                                           1,610                                       1,610
  Accumulated other
   comprehensive
   income, net of tax                                                                    (235)      (235)
                                                                                                --------
Total comprehensive
 income                                                                                            1,375

Purchase of treasury
 stock                 (203,500)                                  (4,054)                         (4,054)

Release of shares
 under stock-based
 compensation plans                            65                                252                 317
---------------------------------------------------------------------------------------------------------
Balance at September
 30, 1999             4,182,285   $ 51   $ 51,134   $ 59,165   $ (18,143)   $ (5,392)   $ 509   $ 87,324
=========================================================================================================

                                                                                        Accumu-
                                                                                        lated
                            Common                                                      Other
                            Stock       Additional                         Unearned     Compre-
                      ------------------  Paid-in   Retained  Treasury       Stock      hensive
                      Shares      Amount  Capital   Earnings   Stock      Compensation  Income  Total
---------------------------------------------------------------------------------------------------------
Balance at June 30,
 1998                 4,854,125   $ 51   $ 50,875   $ 47,090   $ (5,305)   $ (6,654)   $ 593   $ 86,650

Comprehensive income:
  Net income                                           1,583                                      1,583
  Accumulated other
   comprehensive
   income, net of
   tax                                                                                    45         45
                                                                                                -------
Total comprehensive
 income                                                                                           1,628

Purchase of treasury
 stock                 (228,711)                                 (4,649)                         (4,649)

Release of shares
under stock-based
compensation plans                             56                                68                 124
---------------------------------------------------------------------------------------------------------
Balance at September
 30, 1998             4,625,414   $ 51   $ 50,931   $ 48,673   $  (9,954)   $ (6,586)   $ 638   $ 83,753
=========================================================================================================

                                                        3

                       PROVIDENT FINANCIAL HOLDINGS, INC.
                      Consolidated Statements of Cash Flow
                                  (Unaudited)
                             Dollars in Thousands

                                                           Quarter Ended
                                                            September 30,
                                                      -----------------------
                                                          1999        1998
                                                       ----------   ---------
Cash flows from operating activities:
Net Income                                            $     1,610  $   1,583
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                486        (10)
 Provision for loan losses                                    -          225
 Provision for losses on real estate                           10        -
 Gain on sale of loans                                       (848)    (1,549)
 Net gain on sale of investment securities                     (7)       (20)
Decrease in accounts payable and other liabilities         (3,628)    (3,512)
Decrease in prepaid expense and other assets                   43      2,092
Loans originated for sale                                 (82,183)  (159,610)
Proceeds from sale of loans                                85,978    145,950
Stock compensation                                            317        124
                                                      -----------  ---------
   Net cash used for operating activities                   1,778    (14,727)

Cash flows from investing activities:
 Net increase in loans receivables                        (99,156)   (12,148)
 Maturity of investment securities held-to-maturity         1,000     15,583
 Purchases of investment securities held-to-maturity          -      (17,596)
 Purchases of investment securities available for sale    (21,217)      (593)
 Sales of investment securities available for sale          2,136        101
 Purchase of Federal Home Loan Bank stock                  (4,935)      (625)
 Proceeds from disposal of real estate                        480      2,489
 Purchases of premises and equipment, net                    (304)    (1,091)
                                                      -----------  ---------
   Net cash used for investing activities                (121,996)   (13,880)

Cash flows from financing activities:
 Net increase in deposits                                  53,080     18,345
 Repayment - Federal Home Loan Bank advances           (3,543,102)  (445,602)
 Proceeds - Federal Home Loan Bank advances             3,610,000    458,100
 Treasury stock purchases                                  (4,054)    (4,649)
                                                      -----------  ---------
   Net cash provided by financing activities              115,924     26,194
                                                      -----------  ---------
   Net decrease in cash and cash equivalents              (4,294)     (2,413)

Cash and cash equivalents at beginning of period          19,729      23,433
                                                      -----------  ---------
Cash and cash equivalents at end of period            $    15,435  $  21,020
                                                      ===========  =========
Supplemental Information:
 Cash paid for interest                                  $  11,210  $  9,238
 Cash paid for income taxes                                    367     1,094
 Real estate acquired in settlement of loans                   -         212

                       PROVIDENT FINANCIAL HOLDINGS, INC.
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999

Note 1 : Basis of Presentation

The unaudited consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature. The balance sheet data at June 30, 1999 is derived from audited financial statements of Provident Financial Holdings, Inc. (the "Company"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 0-28304) of the Company. Certain amounts in the prior period's financial statements may have been reclassified to conform to the current period's presentation.

Note 2: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                    For the Quarter Ended
                                                         September 30,
                                                  --------------------------
                                                     1999           1998
                                                  -----------    -----------
Numerator:
  Net income numerator for basic earnings
    per share and diluted earnings per share-
    income available to common stockholders       $ 1,609,819    $ 1,582,991
                                                  ===========    ===========
Denominator:
  Denominator for basic earnings per share:
    Weighted-average shares                         3,809,179      4,195,643

  Effect of dilutive securities:
    Employee stock benefit plans                      128,860         79,965
                                                  -----------    -----------
  Denominator for diluted earnings per share:
    Adjusted weighted-average shares
    and assumed conversions                         3,938,039      4,275,608
                                                  ===========    ===========
Basic earnings per share                             $ 0.42         $ 0.38

Diluted earnings per share                           $ 0.41         $ 0.37


Note 3 : SFAS No. 131, "Segments of an Enterprise and Related Information"

This statement requires public companies to report certain information about operating segments as well as certain information about products, services and major customers in their financial statements. The Company adopted this statement in the year ended June 30, 1999.

The Company has determined that its reportable segments are the operations pertaining to mortgage banking and the operations pertaining to consumer and commercial banking ("Savings Bank Operations").

The following tables set forth condensed income statements and total assets for the Company's operating segments for the quarters ended September 30, 1999 and 1998, respectively.

                                    For the Quarter Ended September 30, 1999
                                    ------------------------------------------
                                    Savings Bank     Mortgage   Consolidated
                                     Operations      Banking       Total
------------------------------------------------------------------------------
Net interest income                  $    6,908    $       183   $    7,091

Non-interest income:
  Loan servicing and other fees            (863)         1,582          719
  Gain on sale of loans, net                 (4)           852          848
  Real estate operations, net                17             18           35
  Other                                     606              8          614
------------------------------------------------------------------------------
     Total non-interest income             (244)         2,460        2,216

Non-interest expense:
  Salaries and employee benefits          2,836          1,173        4,009
  Premises and occupancy                    325            167          492
  Operating and administrative
   expenses                               1,296            718        2,014
------------------------------------------------------------------------------
     Total non-interest expense           4,457          2,058        6,515
------------------------------------------------------------------------------
Operating income before income
 taxes                               $    2,207    $       585   $    2,792
==============================================================================
Total assets, end of period          $1,026,231    $    45,023   $1,071,254
==============================================================================

                                    For the Quarter Ended September 30, 1998
                                    ------------------------------------------
                                    Savings Bank     Mortgage   Consolidated
                                     Operations      Banking       Total
------------------------------------------------------------------------------
Net interest income                  $    5,058    $       212   $    5,270

Non-interest income:
  Loan servicing and other fees            (343)         1,088          745
  Gain on sale of loans, net                -            1,549        1,549
  Real estate operations, net               258              9          267
  Other                                     477             13          490
------------------------------------------------------------------------------
     Total non-interest income              392          2,659        3,051

Non-interest expense:
  Salaries and employee benefits          2,431            986        3,417
  Premises and occupancy                    349            171          520
  Operating and administrative
   expenses                               1,169            471        1,640
------------------------------------------------------------------------------
     Total non-interest expense           3,949          1,628        5,577
------------------------------------------------------------------------------
Operating income before income
 taxes                               $    1,501    $     1,243   $    2,744
==============================================================================
     Total assets, end of period     $  757,054    $    83,584   $  840,638
==============================================================================

Note 4: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"

This statement establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This Statement of Financial Accounting Standards ("SFAS") No. 133 was amended by SFAS No. 137 to extend the implementation date for one year. SFAS No. 133 will become effective for fiscal quarters beginning after June 15, 2000. Management is assessing the impact of SFAS No. 133, if any, and will adopt this statement in the year ended June 30, 2001.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General
The Company is a Delaware corporation which was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. (the "Savings Bank") upon the latter's conversion from a federal mutual to a federal stock savings bank (the "Conversion"). The Conversion was completed on June 27, 1996. The Company operates primarily in the business of attracting customer deposits to originate loans secured primarily by mortgages on residential real estate. Business operations also include ancillary activities related to real estate lending such as mortgage banking and real estate development. The Savings Bank is a federally chartered savings bank founded in 1956 whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Savings Bank conducts business from its main office in Riverside, California and nine branch offices. Through the operations of its mortgage banking division, Profed Mortgage ("Profed"), the Savings Bank has expanded its retail lending market to include a larger portion of Southern California and Southern Nevada. Profed operates three offices within the Savings Bank's retail branch facilities and seven free-standing loan production offices, one of which includes a wholesale loan department.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

The operating results of the Company depend primarily on its net interest income, its non-interest income (principally from mortgage banking activities) and its non-interest expense. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. Non-interest income is comprised of income from mortgage banking activities, gains on the occasional sale of assets and miscellaneous fees and income. The contribution of mortgage banking activities to the Company's results of operations is highly dependent on the demand for loans by borrowers and investors, and therefore, the amount of gain on sale of loans may vary significantly from period to period as a result of changes in the market interest rates and the local and national economy. The Company's profitability is also affected by the level of non-interest expense. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data processing expenses and other operating costs. Non-interest expenses related to Profed include compensation and benefits, occupancy and equipment expenses, telephone and other operating costs, all of which are related to the volume of loans originated. The Company's results of operations may be adversely affected during periods of reduced loan demand to the extent that non-interest expenses associated with Profed are not reduced commensurate with the decrease in loan originations.

Comparison of Financial Condition at September 30, 1999 and June 30, 1999

Total assets increased by $113.8 million, or 11.9 percent, to $1.1 billion at September 30, 1999 from $957.4 million at June 30, 1999. This increase was primarily the result of an increase of $96.2 million, or 14 percent, in total loans receivable (including loans held for sale) to $803.2 million at September 30, 1999 from $707.0 million at June 30, 1999; and an increase of $17.7 million, or 9 percent, in total investment securities to $204.9 million at September 30, 1999 from $187.2 million at June 30, 1999. Funding for this growth was accomplished through an increase of $53.1 million in deposits and an increase of $66.9 million in Federal Home Loan Bank advances.

Total stockholders' equity decreased by $2.3 million during this period, which was mainly the result of the combined effects of $1.6 million in net income for the first quarter and the repurchase of 203,500 shares of the Company's common stock that totaled $4.1 million. Through September 30, 1999, the Company completed 46 percent of a stock repurchase program announced in July 1999 covering 439,000 shares, or 10 percent of the outstanding shares.

Comparison of Operating Results for the Quarters Ended September 30, 1999 and
1998

Net interest income increased by 29 percent to $7.1 million for the quarter ended September 30, 1999 from $5.5 million during the comparable period of 1998. The increase in net interest income reflects growth in average earning assets and a widening of the Bank's net interest margin. Average earning assets increased by $171.3 million, or 22 percent, during the current quarter and the net interest margin improved to 2.95 percent from 2.78 percent during the same period of 1998.

Improvement in net interest income was largely offset by a decrease in non-interest income and higher operating expenses. Non-interest income fell $835,000 to $2.2 million during the current quarter from $3.1 million during the same period of 1998. This decrease was primarily the result of lower gains from the sale of loans. Loans sold during the quarter totaled $86.0 million, a 41 percent decrease from $146.0 million sold during the same period of 1998.

Operating expenses increased by $938,000 during the quarter ended September , 1999 to $6.5 million from $5.6 million in the same period of 1998. This increase was primarily attributable to higher compensation and equipment expenses. As a result of these higher operating expenses, the Company's efficiency ratio rose to 70 percent in the current quarter from 67 percent in the same period of 1998.

The Company's return on average assets for the quarter ended September 30, 1999 and 1998 was 0.64 percent and 0.77 percent, respectively. Return on average equity for each of the quarters was 7.36 percent and 7.47 percent, respectively.

Diluted earnings per share for the quarter ended September 30, 1999 was $0.41, an increase of 11 percent from $0.37 in the quarter ended September 30, 1998. The increase in the net earnings per share was mainly attributable to the Company's stock repurchase programs during fiscal years 1999 and 2000.

Interest Income. Interest income increased by $2.9 million, or 21 percent, to $17.2 million for the quarter ended September 30, 1999 from $14.2 million during the same quarter last year. This was the result of an increased in average interest earning assets from $791.5 million to $962.8 million.

Loan interest income increased by $1.1 million, or 8 percent, to $14.0 million in the quarter ended September 30, 1999 as compared to $12.9 million for the same period last year. This increase was attributable to a higher level of average loans, including those held for sale, from $703.9 million in the first quarter of fiscal 1999 to $751.2 million in the same quarter of fiscal 2000, which was partially offset by a 11 basis-point reduction of the loan yield.

The interest income from investment securities, including FHLB stock, increased by $1.9 million, or 148 percent to $3.2 million for the quarter ended September 30, 1999 from $1.3 million for the same quarter last year. This was mainly a result of an increase in the amount of average investment securities from $76.8 million during the first quarter 1999 to $199.0 million in the same quarter of fiscal 2000.

Interest Expense. Interest expense for the quarter ended September 30, 1999 was $10.1 million as compared to $8.7 million for the same period last year, an increase of $1.4 million, or 16 percent. This increase was primarily attributable to increases in average FHLB advances and deposits. Average deposits increased by $63.9 million, or 11 percent, during the quarter as compared to the same period in the prior year; and the average rate paid on deposits decreased to 4.21 percent during the quarter ended September 30, 1999 from 4.64 percent during the same quarter last year. FHLB advances averaged $238.2 million during the quarter ended September 30, 1999 compared to $125.2 million for the same quarter last year. The average rate paid on FHLB advances decreased to 5.18 percent for the quarter ended September 30, 1999 from 5.66 percent in the same quarter last year.

The following table depicts the average balance sheets for the quarters ended September 30, 1999 and 1998:

Average Balance Sheets
(dollars in thousands)

                            Quarter Ended               Quarter Ended
                         September 30, 1999          September 30, 1998
                   ----------------------------  ---------------------------
                    Average              Yield/   Average             Yield/
                    Balance    Interest   Cost    Balance   Interest   Cost
                   ----------  --------   ----   ---------  --------   ----
Interest earning
 assets:
Loans receivable,
 net (1)           $  751,182  $ 13,951   7.43%  $ 703,908  $ 12,880   7.32%
Investment
 securities           198,969     3,101   6.23%     76,816     1,211   6.31%
FHLB stock             12,188       112   3.68%      6,702        87   5.19%
Interest earning
 deposits                 494         6   4.86%      4,119        50   4.86%
                   ----------  --------   ----   ---------  --------   ----
  Total interest
   earning assets     962,833    17,170   7.13%    791,545    14,228   7.19%

Non-interest
 earning assets        45,930                       33,608
                   ----------                    ---------
Total assets       $1,008,763                    $ 825,153
                   ==========                    =========
Interest-bearing
 liabilities:
Savings accounts   $   82,827       548   2.63%  $  78,787       563   2.84%
Demand and NOW
 accounts             147,210     1,022   2.75%    120,564       980   3.23%
Certificate
 accounts             427,274     5,397   5.01%    394,028     5,401   5.44%
                   ----------  --------   ----   ---------  --------   ----
Total deposits        657,311     6,967   4.21%    593,379     6,944   4.64%

FHLB advances         238,210     3,110   5. 18%   125,194     1,786   5.66%
Other borrowings          184         2   4.32%        196         3   5.38%
                   ----------  --------   ----   ---------  --------   ----
Total interest-
 bearing
 liabilities          895,705    10,079   4.46%    718,769     8,733   4.82%

Non-interest-
 bearing
 liabilities           25,593                       21,635
                   ----------                    ---------
Total liabilities     921,298                      740,404

Retained earnings      87,465                       84,749
                   ----------                    ---------
Total liabilities
 and retained
 earnings          $1,008,763                    $ 825,153
                   ==========  --------          =========  --------
Net interest
 income                        $  7,091                     $  5,495
                               ========                     ========

Interest rate
 spread (2)                               2.67%                        2.37%
Net interest
 margin (3)                               2.95%                        2.78%
Ratio of average
 interest earning
 assets to average
 interest-bearing
 liabilities                     107.49%                      110.13%

Return on average
 assets                                   0.64%                        0.77%
Return on average
 equity                                   7.36%                        7.47%

(1) Includes loans available for sale.
(2) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarter ended September 30, 1999 and 1998:

Rate/Volume Variance
(dollars in thousands)

                                    Quarter Ended September 30,1999
                             Compared to Quarter Ended September 30, 1998
                                     Increase (Decrease) Due to
------------------------------------------------------------------------------
                                                      Rate/
                                 Rate     Volume     Volume         Net
                               -------    -------    --------    --------
Interest income
  Loans receivable (1)         $   193    $   865    $     13    $  1,071
  Investment securities            (14)     1,926         (22)      1,890
  FHLB stock                       (25)        71         (21)         25
  Interest-bearing deposits         -         (44)         -          (44)
                               -------    -------    --------    --------
Total net change in income
 on interest-earning assets        154      2,818         (30)      2,942

Interest-bearing liabilities:
  Savings accounts                 (10)        29          (1)         18
  Demand and NOW accounts         (143)       217         (32)         42
  Certificate accounts            (454)       456         (38)        (36)
  FHLB advances                   (152)     1,612        (137)      1,323
  Other borrowings                  (1)       -            -           (1)
                               -------    -------    --------    --------
Total net change in expense on
 interest-bearing liabilities     (760)     2,314        (208)      1,346
                               -------    -------    --------    --------
Net change in net interest
 income                        $   914    $   504    $    178    $  1,596
                               =======    =======    ========    ========

(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

Provision for Loan Losses. There were no additional provisions for loan losses during the first quarter ended September 30, 1999 as compared to $225,000 during the same period last year. The allowance for loan losses at September 30, 1999 was $6.7 million as compared to $6.4 million at the same period last year. The allowance as a percent of gross loans held for investment at September 30, 1999 were 0.87 percent as compared to 1.00 percent at September 30, 1998. Net recoveries were $19,000 during the first quarter of fiscal 2000 as compared to net charge offs of $58,000 during the same period of the prior year.

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

The following table is provided to disclose additional details on the Company's allowance for loan losses and asset quality (dollars in thousands):

Allowance for Loan Losses
                                           For the Quarters Ended
                                   -----------------------------------------
                                   September 30, 1999     September 30, 1998
                                   ------------------    -------------------
Allowance at beginning of period        $  6,702                $  6,186
Provision for loan losses                    -                       225
Recoveries:
Mortgage loans:
  One-to-four family                          11                      17
  Multifamily                                -                       -
  Commercial                                 -                       -
  Construction                               -                       -
Consumer loans                                14                      31
Commercial business lending                  -                       -
                                       --------                 --------
  Total recoveries                            25                      48
Charge-offs:
Mortgage loans:
  One-to-four family                         -                       (81)
  Multifamily                                 (6)                    -
  Commercial                                 -                       -
  Construction                               -                       -
Consumer loans                               -                       (25)
Commercial business lending                  -                       -
                                       --------                 --------
  Total charge-offs                          (6)                    (106)
                                       --------                 --------
  Net recoveries (charge-offs)               19                      (58)
                                       --------                 --------
   Balance at end of period            $  6,721                 $  6,353
                                       ========                 ========
Allowance for loan losses as a
 percentage of gross loans held
 for investment                           0.87%                    1.00%

Net recovery (charge offs) as a
 percentage of average loans
 outstanding during the period            0.01%                   (0.03%)

Allowance for loan losses as a
 percentage of non-performing
 loans at the end of the period         459.71%                  328.66%

Asset Quality. The following table is provided to disclose additional details on asset quality (dollars in thousands):


                                    At September 30,       At September 30,
                                          1999                   1998
                                   ------------------    -------------------
Loans accounted for on a non-
 accrual basis:
Mortgage loans:
  One-to-four family                    $  1,426                $  1,670
  Multifamily                                 -                       -
  Commercial                                  -                      245
  Construction                                -                       -
Consumer loans                                36                      18
Commercial business lending                   -                       -
Other loans                                   -                       -
                                        --------                --------
  Total                                    1,462                   1,933

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
  One-to-four family                          -                       -
  Multifamily                                 -                       -
  Commercial                                  -                       -
  Construction                                -                       -
Consumer loans                                -                       -
Commercial business lending                   -                       -
Other loans                                   -                       -
                                        --------                --------
  Total                                       -                       -

Total of non-accrual and 90 days past
 due loans                                 1,462                   1,933

Real estate owned                          1,291                   2,170
                                        --------                --------
  Total non-performing assets           $  2,753                $  4,103
                                        ========                ========
Restructured loans                      $  1,502                $  1,569

Non-accrual and 90 days or more past
 due loans as a percentage of loans
 held for investment, net                  0.19%                   0.31%

Non-accrual and 90 days or more past
 due loans as a percentage of total
 assets                                    0.14%                   0.23%

Non-performing assets as a percentage
 of total assets                           0.26%                   0.49%


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

Non-interest Income. Non-interest income decreased by $835,000, or 27 percent, to $2.2 million during the quarter ended September 30, 1999 from $3.1 million during the same period last year. The decrease in non-interest income was mainly attributable to a $701,000 decrease in gains of the sale of loans and a $232,000 decrease in real estate owned ("REO") net income. Although the total loan production during the first quarter of fiscal 2000 was similar to last year ($226.2 million compared to $223.2 million, respectively), the loans originated for sale were only $86.0 million during the first quarter as compared to $146.0 million during the same period of the prior year. The decrease in REO income was attributable to fewer gains from the sale of REO properties and less rental income subsequent to the sale of leasehold property toward the end of fiscal 1999.

Non-interest Expenses. Non-interest expenses increased by $938,000 during the quarter ended September 30, 1999 to $6.5 million from $5.6 million in the same period of 1998. This increase was primarily attributable to higher compensation and equipment expenses. Compensation expense increased as a result of staffing levels during the Bank's recent data system conversion and expansion within its mortgage banking operations.

Income taxes. Income tax expense was $1.2 million for the quarters ended September 30, 1999 and 1998. The effective tax rate for both quarters ended September 30, 1999 and 1998 was 42 percent.

Loan Volume Activities. The following table is provided to disclose additional details related to the volume of loans originated, purchased and sold (dollars in thousands):

Loan Volume Activities
                                             For the Quarter Ended
                                                  September 30,
                                          --------------------------
                                              1999           1998
                                          ----------      ----------
Loans originated for sale:
  Retail originations                      $  38,135      $  67,675
  Wholesale originations                      54,359         91,936
                                           ---------      ---------
    Total loans originated for sale           92,494        159,611

Loans sold:
  Servicing released                          84,943        145,729
  Servicing retained                           1,035            221
                                           ---------      ---------
    Total loans sold                          85,978        145,950

Loans originated for portfolio:
  Mortgage loans:
    One-to-four family                        99,888         44,733
    Multifamily                                2,100            -
    Commercial                                 2,613          1,631
    Construction loans                        15,223          7,519
  Consumer                                    10,826          6,084
  Commercial business lending                  2,575          3,548
  Other loans                                    511             68
                                           ---------      ---------
    Total loans originated for portfolio     133,736         63,583

Loans purchased:
  Mortgage loans:
    One-to-four family                         -              -
    Commercial                                 3,609          -
                                           ---------      ---------
    Total loans purchased                      3,609          -

Mortgage loan principal repayments            45,050         49,356

Real estate acquired in
 settlement of loans                           -                212

Decrease in other items, net (1)              (2,638)        (2,922)
                                           ---------      ---------
Net increase in loans receivable, net      $  96,173      $  24,754
                                           =========      =========

(1) Includes changes in accrued interest, loans in process, discounts and loan loss reserves.

Liquidity and Capital Resources. The Company's primary sources of funding include deposits, proceeds from loan principal and interest payments, sales of loans, the maturity of and interest income on investment securities, and FHLB advances. The Savings Bank has a credit line available with FHLB of San Francisco of 40 percent of total assets, which, on September 30, 1999 permitted additional advances of $127.9 million, in addition to having unsecured lines with its correspondent bank. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The primary investing activity of the Company is the origination of mortgage loans through the Savings Bank. For the quarter ended September 30, 1999, the Savings Bank originated $226.2 million of mortgage loans as compared to $223.2 million during the same period last year. This activity was funded primarily by loan sales, loan principal payments, deposits and FHLB advances. For the quarter ended September 30, 1999, loan sales aggregated $86.0 million and loan principal payments totaled $45.1 million.

By regulation, the Savings Bank must maintain a minimum liquidity equal to 4 percent of deposits and short- term borrowings. Liquidity is measured by cash and readily marketable securities which are not committed, pledged, or required as collateral for specific liabilities. The Savings Bank's average liquidity ratios for the first quarter 2000 and 1999 were 25 percent and 12 percent, respectively.

The Savings Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Savings Bank must meet certain specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. The Savings Bank's actual and required capital amounts and ratios as of September 30, 1999 are as follows (dollars in thousands):

                                               Amount         Percent

    Tangible capital                          $ 65,191         6.15%
    Requirement to be "Well Capitalized"        21,184         2.00%
                                              --------         ----
    Excess over requirement                   $ 44,007         4.15%
                                              ========         ====

    Tier 1 (core) capital                     $ 65,191         6.15%
    Requirement to be "Well Capitalized"        52,960         5.00%
                                              --------         ----
    Excess over requirement                   $ 12,231         1.15%
                                              ========         ====

    Total risk-based capital                  $ 72,359        13.67%
    Requirement to be "Well Capitalized"        52,932        10.00%
                                              --------         ----
    Excess over requirement                   $ 19,427         3.67%
                                              ========         ====
    Tier 1 risk-based capital                 $ 65,191        12.32%
    Requirement to be "Well Capitalized"        31,759         6.00%
                                              --------         ----
    Excess over requirement                   $ 33,432         6.32%
                                              ========         ====

Year 2000 Readiness
General
-------
Year 2000 issues relate to the possibility of computer programs and hardware not being able to distinguish between the year 1900 and the year 2000. If it is not corrected, some, if not all, systems used by the Company might be at risk of not being able to function properly. To prevent this from happening during the turn of the century and beyond, the Company has undertaken a major project to ensure that its internal operating systems, as well as those of its customers and suppliers, will be fully capable of processing transactions in the Year 2000 and beyond. The Company has completed testing on all internal mission critical components and the project is on schedule according to the Year 2000 milestones established by Federal Financial Institutions Examination Council ("FFIEC").

Project
-------
The Company formed a Year 2000 Committee in July 1997 which consists of the Chief Information Officer and senior management staff from all levels. The committee reports the progress of the Year 2000 project to the Board of Directors on a monthly basis. Regular review is also done by the Internal Audit department. In addition, the Company engaged an information technology consultant to strengthen the Year 2000 project team.

The Company completed the replacement of its core processing systems in March 1999 and has completed Year 2000 testing subsequent to its installation. The Company has also reviewed its critical non-information technology systems to assess the risk of Year 2000 failure. Critical systems that pose risk of Year 2000 failure have detailed contingency plans, which were developed to ensure uninterrupted services.

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

The Company has contacted its commercial borrowers to assess their Year 2000 exposure and continues to monitor their remediation progress. The Company has also distributed a Year 2000 Readiness Statement to all depositors, borrowers, and vendors. The Company continues to monitor the overall systems and critical vendors until the turn of the century and beyond.

Costs
-----
The estimated cost of the project is $3.5 million, which includes approximately $2.5 million in replacement equipment and software, $400,000 in equipment write-down, and $200,000 in external project management expenses. In addition, the estimated value of internal resources allocated to the Year 2000 project is $400,000. Implementation of the new loan and deposit system which is already Year 2000 compliant will be able to enhance the overall banking system. The total cost of the project has been within budget with a total of $3.4 million, or 96 percent, of the total cost spent as of September 30, 1999. The replacement equipment and software has been capitalized and depreciated in accordance with the Company's normal accounting policies.

Risks
-----
The failure of not being able to completely detect potential problems related to Year 2000 could result in an interruption of normal business activities or operations, which may materially and adversely affect the Company's results of operations. As a participant in domestic payment systems, the Company's Year 2000 preparedness is largely dependent upon the readiness of other participants in the system including the United States government. The Company relies largely on third-party software vendors and service providers for many critical functions in the conduct of its businesses. The focus of the Company has been to monitor and test the Year 2000 compliance progress of its critical vendors. The Year 2000 project is expected to significantly reduce the risk inherent in the Year 2000 problem.

Supplemental Information

                       September 30, 1999   June 30, 1999   September 30, 1998
                       ------------------   -------------   ------------------
Loans serviced for
 others (in thousands)    $ 296,555           $ 315,028          $ 406,600

Book value per share      $ 20.88             $ 20.45            $ 18.11


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


Item 4.  Submission of Matters to a Vote of Shareholders

Not applicable.


Item 5.  Other Information

a)  Status on Branch Expansion to Corona, California:
-----------------------------------------------------
As a result of construction delays where the Savings Bank's new Corona office will be located, the branch is scheduled to open during the quarter ended June 30, 2000.

b)  Status on Branch Expansion to Temecula, California:
-------------------------------------------------------
The new branch in Temecula is expected to open during the quarter ended December 31, 2000.


Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits:

    None.

b)  Reports on Form 8-K

    None.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   Provident Financial Holdings, Inc.




November 1, 1999   /s/ Craig G. Blunden
                   ----------------------------------
                   Craig G. Blunden
                   President and Chief Executive Officer
                   (Principal Executive Officer)


November 1, 1999   /s/ Brian M. Riley
                   ----------------------------------
                   Brian M. Riley
                   Chief Financial Officer
                   (Principal Financial and Accounting Officer)