Form 10-Q
period 1999-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2000-02-03
CIK 1010470

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended......................December 31, 1999
                                                          -----------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ----------------    -----------------

                        Commission File Number 0-28304

                       PROVIDENT FINANCIAL HOLDINGS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                       33-0704889
---------------------------------                         -------------------
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

                             ------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              (1) Yes   X  .  No      .
                      -----      -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of class:                             As of February 3, 2000
    ---------------                             ----------------------
Common stock, $ 0.01 par value                      3,988,566 shares *

* Includes 304,335 shares held by the employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts; and 110,946 shares held by the management recognition plan which have been committed to be released and allocated to participant accounts.

                   PROVIDENT FINANCIAL HOLDINGS, INC.
                            Table of Contents

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Unaudited Interim Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition
         as of December 31, 1999 and June 30, 1999 ......................   1

         Consolidated Statements of Operations
         for the quarter and six months ended December 31, 1999 and 1998.   2

         Consolidated Statements of Changes in Stockholders' Equity
         for the quarter and six months ended December 31, 1999 and 1998.   3

         Consolidated Statements of Cash Flows
         for the quarter and six months ended December 31, 1999 and 1998.   5

         Selected Notes to Unaudited Interim Consolidated Financial
         Statements......................................................   6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         General.........................................................   9

         Comparison of Financial Condition at December 31, 1999 and
         June 30, 1999...................................................   9

         Comparison of Operating Results for the quarter and
         six months ended December 31, 1999 and 1998.....................  10

         Loan Volume Activities..........................................  19

         Liquidity and Capital Resources.................................  20

         Year 2000 Readiness.............................................  21

         Supplemental Information........................................  22

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings......................................  22

         Item 2.  Changes in Securities..................................  22

         Item 3.  Defaults upon Senior Securities........................  22

         Item 4.  Submission of Matters to Vote of Stockholders..........  22

         Item 5.  Other Information......................................  23

         Item 6.  Exhibits and Reports on Form 8-K.......................  23

SIGNATURES...............................................................  24

EXHIBIT 27 - FINANCIAL DATA SCHEDULE.....................................  25

                     PROVIDENT FINANCIAL HOLDINGS, INC.
              Consolidated Statements of Financial Condition
                              (Unaudited)
                           Dollars in Thousands

                                                   December 31,     June 30,
                                                       1999           1999
                                                   -----------    ----------
ASSETS
 Cash...........................................   $   28,156     $   19,729
 Overnight deposits.............................          -              -
 Investment securities - held to maturity
  (market value $169,179 and $176,033,
  respectively).................................      177,828        179,834
 Investment securities - available for sale
  at fair market value..........................       25,503          7,344
 Loans held for investment, net.................      847,066        669,386
 Loans available for sale, net..................       66,183         37,667
 Accrued interest receivable....................        6,879          5,984
 Real estate available for sale, net............       14,509          2,793
 Federal Home Loan Bank stock...................       20,357         10,725
 Premises and equipment, net....................        8,118          8,422
 Prepaid expenses and other assets..............        7,007         15,547
                                                   ----------     ----------
  TOTAL ASSETS..................................   $1,201,606     $  957,431
                                                   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Non-interest bearing deposits................   $   17,769     $   14,764
   Interest bearing deposits....................      688,470        618,117
                                                   ----------     ----------
 Total deposits.................................      706,239        632,881

 Borrowings.....................................      385,343        214,506
 Accounts payable and other liabilities.........       24,348         20,358
                                                   ----------     ----------

  TOTAL LIABILITIES.............................    1,115,930        867,745

 Preferred stock, $.01 par value; (2,000,000
  shares authorized; none issued and outstanding)       -              -
 Common stock, $.01 par value; (15,000,000
  shares authorized; 5,125,215 shares issued;
  3,988,566 and 4,385,785 outstanding at December
  31, 1999 and June 30, 1999, respectively).....           51             51
 Additional paid-in capital.....................       51,187         51,069
 Retained earnings..............................       61,013         57,555
 Treasury stock at cost (1,136,649 and 739,430
  shares, respectively).........................      (21,699)       (14,089)
 Unearned stock compensation....................       (5,139)        (5,644)
 Accumulated other comprehensive income.........          263            744
                                                   ----------     ----------
  TOTAL STOCKHOLDERS' EQUITY....................       85,676         89,686
                                                   ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......   $1,201,606     $  957,431
                                                   ==========     ==========

The accompanying notes are an integral part of these financial statements.

                     PROVIDENT FINANCIAL HOLDINGS, INC.
                   Consolidated Statements of Operations
                              (Unaudited)
               Dollars in Thousands, Except Earnings Per Share

                                        Quarter Ended     Six Months Ended
                                         December 31,        December 31,
                                        1999      1998     1999      1998
                                      -----------------   ------------------
Interest income:
 Loans.............................   $ 15,851  $ 13,330  $ 29,802  $ 26,209
 Investment securities.............      3,418     1,433     6,637     2,782
                                      --------  --------  --------  --------
  Total interest income............     19,269    14,763    36,439    28,991

Interest expense:
 Deposits..........................      7,644     6,933    14,611    13,877
 Borrowings........................      4,263     1,768     7,375     3,557
                                      --------  --------  --------  --------
  Total interest expense...........     11,907     8,701    21,986    17,434
                                      --------  --------  --------  --------
Net interest income................      7,362     6,062    14,453    11,557

 Provision for loan losses.........        -         150       -         375
                                      --------  --------  --------  --------
Net interest income after provision
 for loan losses...................      7,362     5,912    14,453    11,182

Non-interest income:
 Loan servicing and other fees.....        621       724     1,341     1,471
 Gain on sale of loans, net........        598     2,066     1,446     3,614
 Real estate operations, net.......         65        95       101       362
 Other.............................        609       478     1,223       967
                                      --------  --------  --------  --------
  Total non-interest income........      1,893     3,363     4,111     6,414

Non-interest expenses:
 Salaries and employee benefits....      3,355     3,833     7,364     7,249
 Premises and occupancy............        548       522     1,040     1,043
 SAIF insurance premiums...........         92        86       174       173
 Equipment.........................        550       286     1,079       640
 Professional expenses.............        314       316       483       469
 Sales and marketing expenses......        358       175       627       462
 Other.............................        839     1,271     1,806     2,030
                                      --------  --------  --------  --------
  Total non-interest expense.......      6,056     6,489    12,573    12,066
                                      --------  --------  --------  --------
Income before income taxes.........      3,199     2,786     5,991     5,530
Provision for income taxes.........      1,351     1,180     2,533     2,341
                                      --------  --------  --------  --------
Net income.........................   $  1,848  $  1,606  $  3,458  $  3,189
                                      ========  ========  ========  ========
Basic earnings per share...........     $ 0.50    $ 0.39    $ 0.92    $ 0.77
Diluted earnings per share.........     $ 0.49    $ 0.39    $ 0.90    $ 0.76

The accompanying notes are an integral part of these financial statements.

                                  PROVIDENT FINANCIAL HOLDINGS, INC.
                            Consolidated Statements of Stockholders' Equity
                                             (Unaudited)
                                   Dollars in Thousands, Except Shares
                            For the Quarters Ended December 31, 1999 and 1998

                                                                                         Accum-
                                                                                         ulated
                                 Common      Addi-                                       Other
                                 Stock       tional                         Unearned     Compre-
                            ---------------- Paid-in   Retained  Treasury     Stock      hensive
                            Shares    Amount Capital   Earnings   Stock    Compensation  Income  Total
---------------------------------------------------------------------------------------------------------
Balance at September 30,
  1999....................  4,182,285  $ 51  $ 51,134  $ 59,165  $ (18,143)  $  (5,392)  $ 509  $ 87,324

Comprehensive income:
 Net income...............                                1,848                                    1,848
 Other comprehensive
  income, net of tax:
   Unrealized gains (losses)
    on securities available
    for sale arising during
    the quarter...........                                                                (215)     (215)
   Reclassification adjustment
    for (gains) losses on
    securities available for
    sale included in net income                                                            (31)      (31)
                                                                                                --------
Total comprehensive income                                                                         1,602

Purchase of treasury stock   (193,719)                              (3,556)                       (3,556)

Release of shares under stock-
 based compensation plans.                         53                              253               306
---------------------------------------------------------------------------------------------------------
Balance at December 31,
 1999.....................  3,988,566  $ 51  $ 51,187  $ 61,013  $ (21,699)  $  (5,139)  $ 263  $ 85,676
=========================================================================================================
The accompanying notes are an integral part of these financial statements.


                                                                                         Accum-
                                                                                         ulated
                                 Common      Addi-                                       Other
                                 Stock       tional                         Unearned     Compre-
                            ---------------- Paid-in   Retained  Treasury     Stock      hensive
                            Shares    Amount Capital   Earnings   Stock    Compensation  Income  Total
---------------------------------------------------------------------------------------------------------
Balance at September 30,
 1998.....................  4,625,414  $ 51  $ 50,931  $ 48,673  $  (9,954)  $  (6,586)  $ 638  $ 83,753
Comprehensive income:
 Net income...............                                1,606                                    1,606
 Other comprehensive income,
  net of tax:
   Unrealized gains (losses)
    on securities available
    for sale arising during
    the six months........                                                                 159       159
   Reclassification adjustment
    for (gains) losses on
    securities available for
    sale included in net income                                                             56        56
                                                                                                --------
Total comprehensive income                                                                         1,821

Purchase of treasury stock     (6,929)                                (107)                         (107)

Release of shares under stock-
 based compensation plans.                         42                               67               109
---------------------------------------------------------------------------------------------------------
Balance at December 31,
 1998.....................  4,618,485  $  51  $ 50,973  $ 50,279  $ (10,061)  $ (6,519)  $ 853  $ 85,576
=========================================================================================================
The accompanying notes are an integral part of these financial statements.

                                  PROVIDENT FINANCIAL HOLDINGS, INC.
                            Consolidated Statements of Stockholders' Equity
                                             (Unaudited)
                                   Dollars in Thousands, Except Shares
                           For the Six Months Ended December 31, 1999 and 1998

                                                                                         Accum-
                                                                                         ulated
                                 Common      Addi-                                       Other
                                 Stock       tional                         Unearned     Compre-
                            ---------------- Paid-in   Retained  Treasury     Stock      hensive
                            Shares    Amount Capital   Earnings   Stock    Compensation  Income  Total
---------------------------------------------------------------------------------------------------------
Balance at June 30,
 1999.....................  4,385,785  $ 51  $ 51,069  $ 57,555  $ (14,089)  $  (5,644)  $ 744  $ 89,686

Comprehensive income:
 Net income...............                                3,458                                    3,458
 Other comprehensive income,
  net of tax:
   Unrealized gains (losses)
    on securities available
    for sale arising during
    the six months........                                                                (443)     (443)
   Reclassification adjustment
    for (gains) losses on
    securities available for
    sale included in net income                                                            (38)      (38)
                                                                                                --------
Total comprehensive income                                                                         2,977

Purchase of treasury stock   (397,219)                              (7,610)                       (7,610)

Release of shares under stock-
 based compensation plans.                        118                              505               623
---------------------------------------------------------------------------------------------------------
Balance at December 31,
 1999.....................  3,988,566  $ 51  $ 51,187  $ 61,013  $ (21,699)  $  (5,139)  $ 263  $ 85,676
=========================================================================================================
The accompanying notes are an integral part of these financial statements.



                                                                                         Accum-
                                                                                         ulated
                                 Common      Addi-                                       Other
                                 Stock       tional                         Unearned     Compre-
                            ---------------- Paid-in   Retained  Treasury     Stock      hensive
                            Shares    Amount Capital   Earnings   Stock    Compensation  Income  Total
---------------------------------------------------------------------------------------------------------
Balance at June 30,
 1998.....................  4,854,125  $ 51  $ 50,875  $ 47,090  $  (5,305)  $  (6,654)  $ 593  $ 86,650

Comprehensive income:
 Net income...............                                3,189                                    3,189
 Other comprehensive income,
  net of tax:
   Unrealized gains (losses)
    on securities available
    for sale arising during
    the six months........                                                                 224       224
   Reclassification adjustment
    for (gains) losses on
    securities available for
    sale included in net income                                                             36        36
                                                                                                 -------
Total comprehensive income                                                                         3,449

Purchase of treasury stock   (235,640)                              (4,756)                       (4,756)

Release of shares under stock-
 based compensation plans.                         98                              135               233 ---
------------------------------------------------------------------------------------------------------
Balance at December 31,
 1998.....................  4,618,485  $ 51  $ 50,973  $ 50,279  $ (10,061)  $  (6,519)  $ 853  $ 85,576
=========================================================================================================
The accompanying notes are an integral part of these financial statements.

                                                              4

                     PROVIDENT FINANCIAL HOLDINGS, INC.
                   Consolidated Statements of Cash Flows
                              (Unaudited)
                         Dollars in Thousands

                                        Quarter Ended     Six Months Ended
                                         December 31,        December 31,
                                        1999      1998     1999      1998
                                      -----------------   ------------------
Cash flows from operating activities:
Net Income..........................  $  1,848  $  1,606  $  3,458   $  3,189
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization......       433        57       919         47
 Provision for loan losses..........        -        150       -          375
 Provision for losses on real estate        -        -          10        -
 Gain on sale of loans..............      (598)   (2,065)   (1,446)    (3,614)
 Net (gains) losses on sale of
  investment securities.............       (31)       57       (38)        37
Increase in accounts payable and
 other liabilities..................     7,955     7,194     4,327      3,682
Decrease in prepaid expense and
 other assets.......................     7,602    13,743     7,645     15,835
Loans originated for sale...........   (95,540) (206,693) (177,723)  (366,303)
Proceeds from sale of loans.........    64,675   183,867   150,653    329,817
Stock compensation..................       306       109       623        233
 Net cash used for operating          --------  --------   --------  --------
  activities........................   (13,350)   (1,975)  (11,572)   (16,702)

Cash flows from investing activities:
 Net increase in loan receivables...   (77,507)   (8,206) (176,663)   (20,354)
 Maturity of investment securities
  held-to-maturity..................     3,050    36,084     4,050     51,667
 Purchases of investment securities
  held-to-maturity..................       -     (46,927)      -      (64,523)
 Purchases of investment securities
  available for sale................    (2,063)     (657)  (23,280)    (1,250)
 Sales of investment securities
  available for sale................       156       177     2,292        278
 Purchase of Federal Home Loan Bank
  stock.............................    (4,697)      (99)   (9,632)      (724)
 Net (purchase) sales of real estate   (13,229)      744   (12,749)     3,233
 Purchases of premises and equipment,
  net...............................      (300)     (553)     (604)    (1,644)
   Net cash used for investing        --------  --------   --------  --------
    activities......................   (94,590)  (19,437) (216,586)   (33,317)

Cash flows from financing activities:
 Net increase in deposits...........    20,278    20,906     73,358    39,251
 Repayment - Federal Home Loan Bank
  advances..........................(4,437,925) (174,602)(7,981,027) (620,204)
 Proceeds - Federal Home Loan
  Bank advances..................... 4,541,864   174,100  8,151,864   632,200
 Treasury stock purchases...........    (3,556)     (107)    (7,610)   (4,756)
   Net cash provided by financing     --------  --------   --------  --------
    activities......................   120,661    20,297    236,585    46,491
                                      --------  --------   --------  --------
   Net increase (decrease) in cash
    and cash equivalents............    12,721    (1,115)     8,427    (3,528)
Cash and cash equivalents at
 beginning of period................    15,435    21,020     19,729    23,433
                                      --------  --------   --------  --------
Cash and cash equivalents at
 end of period......................  $ 28,156  $ 19,905   $ 28,156  $ 19,905
                                      ========  ========   ========  ========
Supplemental Information:
 Cash paid for interest.............  $ 12,433  $  8,929   $ 23,643 $ 18,167
 Cash paid for income taxes.........     1,617     1,691      1,984    2,785
 Real estate acquired in
  settlement of loans...............     1,033       689      1,033      901

The accompanying notes are an integral part of these financial statements.

                     PROVIDENT FINANCIAL HOLDINGS, INC.
    SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1999

Note 1: Basis of Presentation

The unaudited interim consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature. The balance sheet data at June 30, 1999 is derived from audited financial statements of Provident Financial Holdings, Inc. (the "Company"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 1999 (File No. 0-28304) of the Company. Certain amounts in the prior period's financial statements may have been reclassified to conform to the current period's presentation.

Note 2: Earnings Per Share

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following tables provide the basic and diluted EPS computations for the quarter and six months ended December 31, 1999 and 1998, respectively.

                            For the Quarter Ended    For the Six Months Ended
                                 December 31,               December 31,
                            ---------------------    ------------------------
                               1999        1998         1999        1998
                               ----        ----         ----        ----
Numerator:
 Net income - numerator for
  basic earnings per share
  and diluted earnings per
  share-income available
  to common stockholders.. $ 1,848,386  $ 1,606,187  $ 3,458,205  $ 3,189,177
                           ===========  ===========  ===========  ===========
Denominator:
 Denominator for basic
 earnings per share:
  Weighted-average shares.   3,685,091    4,124,816    3,747,135    4,160,229

 Effect of dilutive
 securities:
  Employee stock benefit
  plans...................      57,686       25,454       79,609       56,170
                           -----------  -----------  -----------  -----------
 Denominator for diluted
 earnings per share:
  Adjusted weighted-average
  shares and assumed
  conversions.............   3,742,777    4,150,270    3,826,744    4,216,399
                           ===========  ===========  ===========  ===========
Basic earnings per share..    $ 0.50       $ 0.39       $ 0.92        $ 0.77
Diluted earnings per share    $ 0.49       $ 0.39       $ 0.90        $ 0.76

Note 3: Operating Segment Reports

The Company has determined that its reportable segments are the operations pertaining to mortgage banking and the operations pertaining to consumer and commercial banking ("Savings Bank"). The following tables set forth condensed income statements and total assets for the Company's operating segments for the quarter and six months ended December 31, 1999 and 1998, respectively.

                                    For the Quarter Ended December 31, 1999
                                    ------------------------------------------
                                     Savings      Mortgage      Consolidated
                                       Bank       Banking          Total
------------------------------------------------------------------------------
Net interest income...............  $    7,266   $       96     $    7,362

Non-interest income:
 Loan servicing and other fees....        (670)       1,291            621
 Gain on sale of loans, net.......         (34)         632            598
 Real estate operations, net......          78          (13)            65
 Other............................         617           (8)           609
------------------------------------------------------------------------------
   Total non-interest income......          (9)       1,902          1,893

Non-interest expense:
 Salaries and employee benefits...       2,465          890          3,355
 Premises and occupancy...........         370          178            548
 Operating and administrative
  expenses........................       1,467          686          2,153
------------------------------------------------------------------------------
   Total non-interest expense.....       4,302        1,754          6,056
------------------------------------------------------------------------------
Operating income before income
 taxes............................  $    2,955   $      244     $    3,199
==============================================================================
Total assets, end of period.......  $1,123,193   $   78,413     $1,201,606
==============================================================================

                                    For the Quarter Ended December 31, 1998
                                    ------------------------------------------
                                     Savings      Mortgage      Consolidated
                                       Bank       Banking          Total
------------------------------------------------------------------------------
Net interest income...............  $    5,660   $      252     $    5,912

Non-interest income:
 Loan servicing and other fees....        (258)         982            724
 Gain on sale of loans, net.......           1        2,065          2,066
 Real estate operations, net......          45           50             95
 Other............................         466           12            478
------------------------------------------------------------------------------
   Total non-interest income......         254        3,109          3,363

Non-interest expense:
 Salaries and employee benefits...       2,610        1,223          3,833
 Premises and occupancy...........         364          158            522
 Operating and administrative
  expenses........................       1,343          791          2,134
------------------------------------------------------------------------------
   Total non-interest expense.....       4,317        2,172          6,489
------------------------------------------------------------------------------
Operating income before income
 taxes............................  $    1,597   $    1,189     $    2,786
==============================================================================
Total assets, end of period.......  $  771,083   $   99,158     $  870,241
==============================================================================

                                    For the Six Months Ended December 31, 1999
                                    ------------------------------------------
                                     Savings      Mortgage      Consolidated
                                       Bank       Banking          Total
------------------------------------------------------------------------------
Net interest income...............  $   14,174   $      279     $   14,453

Non-interest income:
 Loan servicing and other fees....      (1,532)       2,873          1,341
 Gain on sale of loans, net.......         (38)       1,484          1,446
 Real estate operations, net......          96            5            101
 Other............................       1,223           -           1,223
------------------------------------------------------------------------------
   Total non-interest income......        (251)        4,362         4,111
Non-interest expense:
 Salaries and employee benefits...       5,301         2,063         7,364
 Premises and occupancy...........         695           345         1,040
 Operating and administrative
  expenses........................       2,598         1,571         4,169
------------------------------------------------------------------------------
   Total non-interest expense.....       8,594         3,979        12,573
------------------------------------------------------------------------------
Operating income before income
 taxes............................  $    5,329   $       662    $    5,991
==============================================================================
Total assets, end of period.......  $1,123,193   $    78,413    $1,201,606
==============================================================================

                                    For the Six Months Ended December 31, 1998
                                    ------------------------------------------
                                     Savings      Mortgage      Consolidated
                                       Bank       Banking          Total
------------------------------------------------------------------------------
Net interest income...............  $   10,719   $      463     $   11,182

Non-interest income:
 Loan servicing and other fees....        (600)       2,071          1,471
 Gain on sale of loans, net.......          -         3,614          3,614
 Real estate operations, net......         303           59            362
 Other............................         942           25            967
------------------------------------------------------------------------------
   Total non-interest income......         645        5,769          6,414

Non-interest expense:
 Salaries and employee benefits...       5,041        2,208          7,249
 Premises and occupancy...........         714          329          1,043
 Operating and administrative
  expenses........................       2,340        1,434          3,774
------------------------------------------------------------------------------
   Total non-interest expense.....       8,095        3,971         12,066
------------------------------------------------------------------------------
Operating income before income
 taxes............................  $    3,269   $    2,261     $    5,530
==============================================================================
Total assets, end of period.......  $  771,083   $   99,158     $  870,241
==============================================================================

Note 4: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"

This statement establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This Statement of Financial Accounting Standards ("SFAS") No. 133 was amended by SFAS No. 137 to extend the implementation date for one year. SFAS No. 133 will become effective for fiscal quarters beginning after June 15, 2000. Management is assessing the impact of SFAS No. 133, if any, and will adopt this statement in the first quarter of the fiscal year ending June 30, 2001.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Provident Financial Holdings, Inc. ("Provident Financial" or the "Company"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At December 31, 1999, the Company had total assets of $1.2 billion, total deposits of $706.2 million and stockholders' equity of $85.7 million. Provident Financial has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiaries.

The Savings Bank, founded in 1956, is federally chartered savings bank headquartered in Riverside, California. The Savings Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Savings Bank's deposits are federally insured up to applicable limits by FDIC (under the Savings Association Insurance Fund ("SAIF")). The Savings Bank has been a member of the Federal Home Loan Bank ("FHLB") system since 1956.

The Savings Bank's business consists of both traditional savings and loan and mortgage banking operations. The savings and loan operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing these funds in one-to-four-family mortgage loans and, to a lesser extent, in multi-family, commercial real estate, construction, business, consumer and other loans. Mortgage banking activities consist of the origination and sale of mortgage loans secured by one-to-four-family residences and the servicing of such loans for others. In addition, the Savings Bank also facilitates business loans, business checking accounts and other business banking services. The Savings Bank's revenue are derived principally from interest on its loan and investment portfolio and fees generated through its mortgage banking activities.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Interim Consolidated Financial Statements and accompanying Selected Notes to Unaudited Interim Consolidated Financial Statements.

Comparison of Financial Condition at December 31, 1999 and June 30, 1999

Total assets increased by $244.2 million, or 26 percent, to $1.2 billion at December 31, 1999 from $957.4 million at June 30, 1999. This increase was primarily the result of an increase of $206.1 million, or 29 percent, in total loans receivable, net (including loans held for sale) to $913.2 million at December 31, 1999 from $707.1 million at June 30, 1999; and, to a lesser extent, an increase of $16.1 million, or 9 percent, in total investment securities to $203.3 million at December 31, 1999 from $187.2 million at June 30, 1999. The rapid growth in portfolio loans was primarily attributable to a shift in borrower preference toward adjustable rate loans, which are typically held in portfolio, from fixed rate mortgages, which are typically sold; and the economic characteristics of the Company's market area. Funding for this growth was provided by an increase of $73.4 million in deposits and an increase of $170.8 million in Federal Home Loan Bank advances.

Total stockholders' equity decreased by $4.0 million during the period ended December 31, 1999, which was mainly the result of the repurchase of 393,500 shares of the Company's common stock that totaled $7.5 million. Through December 31, 1999, the Company completed 90 percent of its 10 percent stock repurchase program announced in July 1999.

Comparison of Operating Results for the Quarter and Six Months Ended December 31, 1999 and 1998

The Company's net income for the quarter ended December 31, 1999 was $1.8 million, an increase of $242,000, or 15 percent, from $1.6 million during the same quarter in 1998. This increase was due to an increase in net interest income and a decrease in operating expenses. For the six months ended December 31, 1999 and 1998, the Company's net income was $3.5 million and $3.2 million, respectively.

The Company's net interest income increased by 21 percent to $7.4 million for the quarter ended December 31, 1999 from $6.1 million during the comparable period of 1998. The increase in net interest income reflects growth in average earning assets, which increased by $252.1 million, or 31 percent, during the current quarter. The effect of earning asset growth was partially offset by a lower net interest margin. The net interest margin narrowed to 2.74 percent from 2.95 percent during the same period of 1998. For the six months ended December 31, 1999 and 1998, net interest income was $14.5 million and $11.6 million, respectively.

The Company's efficiency ratio improved to 65 percent in the current quarter from 70 percent in the same period of 1998. For the six months ended December 31, 1999 and 1998, the efficiency ratio was 68 percent and 69 percent, respectively.

Return on average assets for the quarter ended December 31, 1999 and 1998 was
0.66 percent and 0.75 percent, respectively. For the six months ended December 31, 1999 and 1998, the return on average assets was 0.65 percent and 0.76 percent, respectively.

Return on average equity for the quarter ended December 31, 1999 and 1998 was
8.56 percent and 7.61 percent, respectively. For the six months ended December 31, 1999 and 1998, the return on average equity was 7.96 percent and 7.51 percent, respectively.

Diluted earnings per share for the quarter ended December 31, 1999 was $0.49, an increase of 26 percent from $0.39 in the quarter ended December 31, 1998. For six months ended December 31, 1999 and 1998, the diluted earnings per share were $0.90 and $0.76, respectively. The increase in the net earnings per share was attributable to the growth in earning assets and the Company's stock repurchase programs during fiscal years 1999 and 2000.

Interest Income. Interest income increased by $4.5 million, or 31 percent, to $19.3 million for the quarter ended December 31, 1999 from $14.8 million during the same quarter in 1998. This was the result of an increase in average interest earning assets from $820.9 million to $1.1 billion.

Loan interest income increased by $2.5 million, or 19 percent, to $15.8 million in the quarter ended December 31, 1999 as compared to $13.3 million for the same period in 1998. This increase was attributable to growth in average loans, including those held for sale, from $723.8 million in the second quarter of fiscal 1999 to$849.2 million in the same quarter of fiscal 2000 and a higher average loan yield, 7.37 percent versus 7.47 percent, respectively.

The interest income from investment securities, including Federal Home Loan Bank ("FHLB") stock, increased by $2.0 million, or 139 percent to $3.4 million for the quarter ended December 31, 1999 from $1.4 million for the same quarter in 1998. This was mainly a result of an increase in the amount of average investment securities from $97.0 million during the second quarter of 1999 to $223.8 million in the same quarter of fiscal 2000.

For the six months ended December 31, 1999, the interest income increased by $7.4 million, or 26 percent, to $36.4 million as compared to the same period in 1998. This increase was attributable to an increase in average earnings assets from $806.2 million during the first half of fiscal 1999 to $1.0 billion during the first half of fiscal 2000. The interest income on loans increased by $3.6 million, or 14 percent, to $29.8 million as average loans increased from $713.9 million to $800.2 million during the same period in fiscal 1999 and 2000, respectively. The average yield on loans increased by 11 basis points to 7.45 percent during the first half of fiscal 2000 as compared to the same period in fiscal 1999. The interest income on investments also increased by $4.1 million, or 158 percent, to $6.6 million as average investments increased from $92.4 million to $217.7 million during the same period in fiscal 1999 and 2000, respectively. The average yield on investments, however, increased only by 8 basis points to 6.10 percent while investment represented the majority of earning asset growth. As a result, the overall average yield on earning assets declined by 3 basis points to 7.16 percent during the first half of fiscal 2000 as compared to the same period in fiscal 1999.

Interest Expense. Interest expense for the quarter ended December 31, 1999 was $11.9 million as compared to $8.7 million for the same period in 1998, an increase of $3.2 million, or 37 percent. This increase was primarily attributable to increases in average FHLB advances and deposits. The average cost of liabilities was 4.68 percent during the quarter ended December 31, 1999, up 5 basis points as compared from the same period in 1998. Average deposits increased by $85.6 million, or 14 percent, during the quarter ended December 31, 1999 as compared to the same period in 1998, and the average rate paid on deposits decreased to 4.33 percent during the quarter ended December 31, 1999 from 4.48 percent during the same quarter in 1998. The decrease in the deposit average rate was due to the fact that maturing deposits were replaced with lower rates. Borrowings, which are mainly FHLB advances, averaged $309.8 million during the quarter ended December 31, 1999 as compared to $131.5 million for the same quarter in 1998. The average rate paid on the borrowings increased to 5.46 percent for the quarter ended December 31, 1999 from 5.33 percent in the same quarter in 1998.

For the six months ended December 31, 1999, total interest expense increased by $4.6 million, or 26 percent, to $22.0 million as compared to the same period in 1998. The average cost of liabilities decreased by 14 basis points to 4.58 percent during the first half of fiscal 2000 as compared to the same period in fiscal 1999. Average deposits increased by $74.8 million, or 12 percent, to $678.5 million while the average cost decreased by 29 basis points to 4.27 percent during the first half of fiscal 2000 as compared to the same period in fiscal 1999. Average borrowings increased by $145.6 million, or 113 percent, to $274.1 million while the average cost decreased by 15 basis points to 5.34 percent during the first half of fiscal 2000 as compared to the same period in fiscal 1999.

The following table depicts the average balance sheets for the quarter and six months ended December 31, 1999 and 1998, respectively:

Average Balance Sheets
(dollars in thousands)
                                Quarter Ended             Quarter Ended
                              December 31, 1999         December 31, 1998
                          -------------------------  -------------------------
                          Average            Yield/  Average            Yield/
                          Balance  Interest  Cost    Balance  Interest  Cost
                          -------  --------  -----   -------  --------  -----
Interest earning assets:
Loans (1).............  $  849,199  $15,851  7.47%   $723,814  $13,330  7.37%
Investment securities.     223,793    3,418  6.11%     97,048    1,433  5.91%
                        ----------  -------  ----    --------  -------  ----
Total interest earning
 assets...............   1,072,992   19,269  7.18%    820,862   14,763  7.19%

Non-interest earning
 assets...............      46,806                     35,791
                        ----------                   --------
Total assets..........  $1,119,798                   $856,653
                        ==========                   ========
Interest-bearing
 liabilities:
Deposits..............     699,753    7,644  4.33%    614,108    6,933  4.48%
Borrowings............     309,814    4,263  5.46%    131,523    1,768  5.33%
                        ----------  -------  ----    --------  -------  ----
Total interest-bearing
 liabilities..........   1,009,567   11,907  4.68%    745,631    8,701  4.63%

Non-interest-bearing
 liabilities..........      23,878                     26,576
                        ----------                   --------
Total liabilities.....   1,033,445                    772,207

Retained earnings.....      86,353                     84,446
                        ----------                   --------
Total liabilities and
 retained earnings....  $1,119,798                   $856,653
                        ==========  -------          ========  -------
Net interest income...              $ 7,362                    $ 6,062
                                    =======                    =======
Interest rate spread (2)                     2.50%                      2.56%
Net interest margin (3)                      2.74%                      2.95%
Ratio of average
 interest earning
 assets to average
 interest-bearing
 liabilities..........      106.28%                    110.09%

Return on average assets                     0.66%                      0.75%
Return on average  equity                    8.56%                      7.61%

(1) Includes loans available for sale.
(2) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Average Balance Sheets
(dollars in thousands)

                              Six Months Ended          Six Months Ended
                              December 31, 1999         December 31, 1998
                          -------------------------  -------------------------
                          Average            Yield/  Average            Yield/
                          Balance  Interest  Cost    Balance  Interest  Cost
                          -------  --------  -----   -------  --------  -----
Interest earning assets:
Loans (1).............  $  800,191  $29,802  7.45%   $713,861  $26,209  7.34%
Investment securities.     217,722    6,637  6.10%     92,365    2,782  6.02%
                        ----------  -------  ----    --------  -------  ----
Total interest earning
 assets...............   1,017,913   36,439  7.16%    806,226   28,991  7.19%

Non-interest earning
 assets...............      46,367                     34,997
                        ----------                   --------
Total assets..........  $1,064,280                   $841,223
                        ==========                   ========
Interest-bearing
 liabilities:
Deposits..............     678,532   14,611  4.27%    603,743   13,877  4.56%
Borrowings............     274,103    7,375  5.34%    128,463    3,557  5.49%
                        ----------  -------  ----    --------  -------  ----
Total interest-bearing
 liabilities..........     952,635   21,986  4.58%    732,206   17,434  4.72%

Non-interest-bearing
 liabilities..........      24,736                     24,115
                        ----------                   --------
Total liabilities.....     977,371                    756,321

Retained earnings.....      86,909                     84,902
                        ----------                   --------
Total liabilities
 and retained
 earnings.............  $1,064,280                   $841,223
                        ==========  -------          ========  -------
Net interest income...              $14,453                    $11,557
                                    =======                    =======
Interest rate spread (2)                     2.58%                      2.47%
Net interest margin (3)                      2.84%                      2.87%
Ratio of average
 interest earning
 assets to average
 interest-bearing
 liabilities..........      106.85%                    110.11%

Return on average assets                     0.65%                      0.76%
Return on average equity                     7.96%                      7.51%

(1) Includes loans available for sale.
(2) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarter and six months ended December 31, 1999 and 1998, respectively:

Rate/Volume Variance
(dollars in thousands)

                                       Quarter Ended December 31, 1999
                                Compared to Quarter Ended December 31, 1998
                                        Increase (Decrease) Due to
------------------------------------------------------------------------------
                                                            Rate/
                                   Rate     Volume         Volume     Net
                                  ------    -------        ------   -------
Interest income
  Loans (1)...................    $  181    $ 2,309        $   31   $ 2,521
  Investment securities.......         3      1,977             5     1,985
                                  ------    -------        ------   -------
Total net change in income
 on interest-earning assets...       184      4,286            36     4,506

Interest-bearing liabilities
  Deposits....................      (246)     1,001           (43)      712
  Borrowings..................        44      2,395            55     2,494
                                  ------    -------        ------   -------
Total net change in expense on
 interest-bearing liabilities.      (202)     3,396            12     3,206
                                  ------    -------        ------   -------
Net change in net interest
 income.......................    $  386    $   890        $   24   $ 1,300
                                  ======    =======        ======   =======

(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

Rate/Volume Variance
(dollars in thousands)
                                    Six Months Ended December 31, 1999
                                Compared to Quarter Ended December 31, 1998
                                        Increase (Decrease) Due to
------------------------------------------------------------------------------
                                                            Rate/
                                   Rate     Volume         Volume     Net
                                  ------    -------        ------   -------
Interest income
  Loans (1)...................    $  379    $ 3,168        $   46   $ 3,593
  Investment securities.......       (36)     3,933           (42)    3,855
                                  ------    -------        ------   -------
Total net change in income
 on interest-earning assets...       343      7,101             4     7,448

Interest-bearing liabilities:
  Deposits....................      (836)     1,692          (122)      734
  Borrowings..................       (99)     4,032          (115)    3,818
                                  ------    -------        ------   -------
Total net change in expense on
 interest-bearing liabilities.      (935)     5,724          (237)    4,552
                                  ------    -------        ------   -------
Net change in net interest
 income.......................    $1,278    $ 1,377        $  241   $ 2,896
                                  ======    =======        ======   =======

(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

Provision for Loan Losses. There were no provisions for loan losses during the quarter ended December 31, 1999. This compares to $150,000 during the same period in 1998. The allowance for loan losses at December 31, 1999 was $6.7 million as compared to $6.5 million at the same period in 1998. The allowance as a percent of gross loans held for investment at December 31, 1999 was 0.79 percent as compared to 0.98 percent at December 31, 1998. Net recoveries were $6,000 during the first half of fiscal 2000 as compared to net charge offs of $80,000 during the same period of fiscal 1999.

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

The following table is provided to disclose additional details on the Company's allowance for loan losses and asset quality (dollars in thousands):

Allowance for Loan Losses
                                           For the Six Months Ended
                                  ------------------------------------------
                                  December 31, 1999        December 31, 1998
                                  -----------------        -----------------
Allowance at beginning of period        $ 6,721                 $ 6,186
Provision for loan losses                    -                      375
Recoveries:
Mortgage loans:
  One-to-four family............              6                      17
  Multifamily...................             -                       -
  Commercial....................             -                       -
  Construction..................             -                       -
Consumer loans..................             -                       35
Commercial business lending.....             -                       -
                                        -------                 -------
    Total recoveries............              6                      52

Charge-offs:
  Mortgage loans:
  One-to-four family............             -                      (88)
  Multifamily...................             -                       -
  Commercial....................             -                       -
  Construction..................             -                       -
Consumer loans..................             -                      (44)
Commercial business lending.....             -                       -
                                        -------                 -------
    Total charge-offs...........             -                     (132)
                                        -------                 -------
    Net recoveries (charge-offs)              6                     (80)
                                        -------                 -------
      Balance at end of period..        $ 6,727                 $ 6,481
                                        =======                 =======
Allowance for loan losses as a
 percentage of gross loans held
 for investment.................           0.79%                   0.98%

Net recovery (charge offs) as a
 percentage of average loans
 outstanding during the period..           0.00%                  (0.02%)

Allowance for loan losses as a
 percentage of non-performing
 loans at the end of the period.         342.86%                 256.27%

Asset Quality. The following table is provided to disclose additional details on asset quality (dollars in thousands):

                                     At December 31,         At December 31,
                                         1999                      1998
                                     ---------------         ---------------
Loans accounted for on a non-
 accrual basis:
Mortgage loans:
 One-to-four family...............    $   1,956                $   2,076
 Multifamily......................           -                       413
 Commercial.......................           -                        -
 Construction.....................           -                        -
Consumer loans....................            6                       -
Commercial business lending.......           -                        -
Other loans.......................           -                        -
                                      ---------                ---------
    Total.........................        1,962                    2,489

Accruing loans which are
 contractually past due 90
 days or more:
Mortgage loans:
 One-to-four family...............           -                        -
 Multifamily......................           -                        -
 Commercial.......................           -                        -
 Construction.....................           -                        -
Consumer loans....................           -                        40
Commercial business lending.......           -                        -
Other loans.......................           -                        -
                                      ---------                ---------
    Total.........................           -                        40

Total of non-accrual and 90 days
 past due loans...................        1,962                    2,529

Real estate owned.................        1,862                    1,807
                                      ---------                ---------
    Total non-performing assets...    $   3,824                $   4,336
                                      =========                =========
Restructured loans................    $   1,495                $   1,566

Non-accrual and 90 days or more
 past due loans as a percentage
 of loans held for investment, net         0.23%                    0.40%

Non-accrual and 90 days or more
 past due loans as a percentage
 of total assets..................         0.16%                    0.29%

Non-performing assets as a
 percentage of total assets.......         0.32%                    0.50%

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

Non-interest Income. Non-interest income decreased by $1.5 million, or 44 percent, to $1.9 million during the quarter ended December 31, 1999 from $3.4 million during the same period in 1998. The decrease in non-interest income was primarily attributable to a decrease in gains from the sale of loans. Total loans sold during the second quarter of fiscal 2000 decreased by $119.2 million, or 65 percent, to $64.7 million as compared to $183.9 million in the same period in fiscal 1999.

For the six months ended December 31, 1999, the non-interest income decreased by $2.3 million, or 36 percent, to $4.1 million as compared to the same period in 1998. Total loans sold during the first half of fiscal 2000 decreased by $179.2 million, or 54 percent, to $150.7 million as compared to $329.8 million in the same period in fiscal 1999.

Non-interest Expenses. Non-interest expenses decreased by $433,000 during the quarter ended December 31, 1999 to $6.1 million from $6.5 million in the same period in 1998. This decrease was primarily attributable to lower compensation costs. Non-interest expenses as percentage of average assets improved to 2.16 percent during the second quarter of fiscal 2000 from 3.03 percent during the same period in fiscal 1999.

For the six months ended December 31, 1999, the non-interest expenses increased by $507,000 to $12.6 million as compared to the same period in 1998. This increase was due mainly to an increase in equipment expense related to the Company's recent computer system conversion. Non-interest expenses as percentage of average assets also improved to 2.36 percent during the first half of fiscal 2000 from 2.87 percent during the same period in fiscal 1999.

Income taxes. Income tax expense was $1.4 million for the quarters ended December 31, 1999 as compared to $1.2 million during the same period in 1998. For the six months ended December 31, 1999, the income tax expense was $2.5 million as compared to $2.3 million during the same period in 1998. The effective tax rate for the second quarter and for six months ended December 31, 1999 and 1998 was 42 percent.

The following table is provided to disclose additional details related to the volume of loans originated, purchased and sold (dollars in thousands):

Loan Volume Activities
                           For the Quarter Ended     For the Six Months Ended
                                 December 31,              December 31,
                           ---------------------     ------------------------
                             1999        1998           1999          1998
                           --------    --------       --------      --------
Loans originated for sale:
 Retail originations.....  $ 38,353    $ 83,876      $100,413       $151,551
 Wholesale originations..    46,876     122,818        77,310        214,754
                           --------    --------       --------      --------
  Total loans originated
   for sale..............    85,229     206,694       177,723        366,305

Loans sold:
 Servicing released......    64,436     166,170       149,379        311,899
 Servicing retained......       240      17,698         1,275         17,919
                           --------    --------       --------      --------
  Total loans sold.......    64,676     183,868       150,654        329,818

Loans originated for
 portfolio:
 Mortgage loans:
   One-to-four family....    89,084      38,125       188,972         82,858
   Multifamily...........       -           -           2,100            -
   Commercial............       -           444         2,613          2,075
   Construction loans....    11,592       7,230        26,815         14,749
 Consumer................     7,849       6,761        18,675         12,845
 Commercial business
  lending................     3,242       4,737         5,817          8,285
 Other loans.............       161          42           672            110
                           --------    --------       --------      --------
  Total loans originated
   for portfolio.........   111,928      57,339       245,664        120,922

Loans purchased:
 Mortgage loans:
 One-to-four family......       -           -             -              -
 Commercial..............     1,517       1,010         5,126          1,010

 Total loans purchased...     1,517       1,010          5,126         1,010
                           --------    --------       --------      --------
Mortgage loan principal
 repayments..............    27,905      66,160         72,955       115,516

Real estate acquired in
 settlement of loans.....     1,033         689          1,033           901

Increase in other items,
 net (1).................     4,963       4,607          2,325         1,685
                           --------    --------       --------      --------
Net increase in loans
 receivable, net.........  $110,023    $ 18,933       $206,196      $ 43,687
                           ========    ========       ========      ========

(1) Includes changes in loans in process, discounts, deferred fees and costs and loan loss reserves.

Liquidity and Capital Resources. The Company's primary sources of funding include deposits, proceeds from loan principal and interest payments, sales of loans, the maturity of and interest income on investment securities, and FHLB advances. The Savings Bank has a credit line available with the FHLB of San Francisco of 40 percent of total assets, which, on December 31, 1999 permitted additional advances of $70.9 million, in addition to having unsecured lines with its correspondent banks. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The primary investing activity of the Company is the origination of mortgage loans through the Savings Bank. For the quarter ended December 31, 1999, the Savings Bank originated $197.2 million of loans as compared to $264.0 million during the same period in 1998. For six months ended December 31, 1999, the Bank originated $423.4 million of loans as compared to $487.2 million during the same period in 1998. This activity was funded primarily by loan sales, loan principal payments, deposits and FHLB advances. For the quarter ended December 31, 1999, loan sales aggregated $64.7 million and loan principal payments totaled $27.9 million. For six months ended December 31, 1999, loans sales aggregated $150.7 million and loan principal payments totaled $73.0 million.

By regulation, the Savings Bank must maintain a minimum liquidity equal to 4 percent of deposits and short-term borrowings. Liquidity is measured by cash and readily marketable securities which are not committed, pledged, or required as collateral for specific liabilities. The Savings Bank's average liquidity ratios for the second quarter of fiscal 2000 and 1999 were 12.3 percent and 13.9 percent, respectively.

The Savings Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Savings Bank must meet certain specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. The Savings Bank's actual and required capital amounts and ratios as of December 31, 1999 are as follows (dollars in thousands):
                                            Amount      Percent
                                            ------      -------

    Tangible capital....................   $ 70,215      5.92%
    Requirement to be "Well Capitalized"     23,734      2.00%
                                           --------     -----
    Excess over requirement.............   $ 46,481      3.92%
                                           ========     =====

    Tier 1 (core) capital...............   $ 70,215      5.92%
    Requirement to be "Well Capitalized"     59,335      5.00%
                                           --------     -----
    Excess over requirement.............   $ 10,880      0.92%
                                           ========     =====

    Total risk-based capital............   $ 77,230     11.13%
    Requirement to be "Well Capitalized"     69,417     10.00%
                                           --------     -----
    Excess over requirement.............   $  7,813      1.13%
                                           ========     =====

    Tier 1 risk-based capital...........   $ 70,215     10.12%
    Requirement to be "Well Capitalized"     41,650      6.00%
                                           --------     -----
    Excess over requirement.............   $ 28,565      4.12%
                                           ========     =====

Year 2000 Readiness
General
-------
Year 2000 issues relate to the possibility of computer programs and hardware not being able to distinguish between the year 1900 and the year 2000. If it was not corrected, some, if not all, systems used by the Company would have been at risk of not being able to function properly. To prevent this from happening, the Company undertook a major project to ensure that its internal operating systems, as well as those of its customers and suppliers, would be fully capable of processing transactions in the Year 2000 and beyond. The Company completed testing on all internal mission critical components and the project is on schedule according to the Year 2000 milestones established by Federal Financial Institutions Examination Council ("FFIEC").

Project
-------
The Company formed a Year 2000 Committee in July 1997 which consisted of the Chief Information Officer and senior management staff from all levels. The committee reported the progress of Year 2000 progress to the Board of Directors on a monthly basis. Regular review is also done by the Internal Audit department. In addition, the Company engaged an information technology consultant to strengthen the Year 2000 project team.

The Company completed the replacement of its core processing systems in March 1999 and has completed Year 2000 testing subsequent to its installation. The Company also reviewed its critical non-information technology systems to assess the risk of Year 2000 failure. Critical systems that posed risk of Year 2000 failure were supported by detailed contingency plans, which were developed to ensure uninterrupted services.

The Company, as part of its Year 2000 remediation plan, monitored the progress of critical third party vendors as they implemented corrective actions to ensure an uninterrupted flow of goods and services. For both systems and vendors that were classified as critical, contingency plans were developed which included, among other things, alternate processing methods, steps for transitioning to manual processes, and alternate vendors or sources of goods and services.

The Company contacted its commercial borrowers to assess their Year 2000 exposure and continues to monitor their remediation progress. The Company has also distributed a Year 2000 Readiness Statement to all depositors, borrowers, and vendors. The Company successfully rolled over into year 2000 and continues to monitor the overall systems and critical vendors.

Costs
-----
The cost of the project was originally estimated at $3.5 million, which included approximately $2.5 million in replacement equipment and software, $400,000 in equipment write-down, and $200,000 in external project management expenses. In addition, the estimated value of internal resources allocated to the Year 2000 project is $400,000. The total cost of the project was within budget with a total of $3.4 million, or 96 percent, of the total cost spent as of December 31, 1999. The replacement equipment and software was capitalized and depreciated in accordance with the Company's normal accounting policies.

Risks
-----
The failure of not being able to completely detect potential problems related to Year 2000 could have resulted in an interruption of normal business activities or operations, which may have materially and adversely affected the Company's results of operations. As a participant in domestic payment systems, the Company's Year 2000 preparedness was largely dependent upon the readiness of other participants in the system including the United States government. The Company relies largely on third-party software vendors and service providers for many critical functions in the conduct of its businesses. The focus of the Company has been to monitor and test the Year 2000 compliance progress of its critical vendors. The Year 2000 project significantly reduced the risk inherent in the Year 2000 problem.

Supplemental Information

                         December 31, 1999   June 30, 1999   December 31, 1998
                         -----------------   -------------   -----------------

Loans serviced for
 others (in thousands)..    $ 284,909          $ 315,028         $ 400,984

Book value per share....    $   21.48          $   20.45         $   18.53


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

Item 4.  Submission of Matters to a Vote of Shareholders

The only item submitted in the Annual Meeting of Shareholders which was held on October 28, 1999 at the Riverside Art Museum at 3425 Mission Inn Avenue, Riverside, California was the election of two directors.

There were two nominees:
------------------------
1. Craig G. Blunden has been associated with the Savings Bank since 1974 and has served as President and Chief Executive Officer of the Savings Bank since 1991 and as President and Chief Executive Officer of the Company since its formation in 1996. Mr. Blunden also serves on the FHLB of San Francisco Board of Directors, the Western League of Savings Institutions Board of Directors and America's Community Bankers Mortgage Finance Committee.

2. Roy H. Taylor is the Executive Vice President of the Pacific Region for Talbot Insurance and Financial Services, Inc., an insurance brokerage firm, with which he has been associated since 1972. Mr. Taylor currently serves as chairman of the Personnel/ Compensation Committee.

The result of the votes were 99.8% for Craig G. Blunden and 99.8% for Roy H. Taylor; accordingly, Craig G. Blunden and Roy H. Taylor were declared to be duly elected as directors of the Company for three year terms.

Item 5.  Other Information

The Company completed the purchase of a five-story office complex in Riverside, California during December 1999. This transaction completed a tax-free reinvestment of proceeds from the sale of property in Los Angeles which was announced last fiscal year.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits:

    None.

b)  Reports on Form 8-K

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Provident Financial Holdings, Inc.




February 3, 2000       /s/ Craig G. Blunden
                       ----------------------------------
                       Craig G. Blunden
                       President and Chief Executive Officer
                       (Principal Executive Officer)




February 3, 2000       /s/ Brian M. Riley
                       ----------------------------------
                       Brian M. Riley
                       Chief Financial Officer
                       (Principal Financial and Accounting Officer)