Form 10-Q
period 2000-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2000-05-09
CIK 1010470

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

  (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended    March 31, 2000

          [ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------   -------------
                      Commission File Number 0-28304

                     PROVIDENT FINANCIAL HOLDINGS, INC.
                     ----------------------------------
          (Exact name of registrant as specified in its charter)

Delaware                                               33-0704889
-------------------------------                        ----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

          3756 Central Avenue, Riverside, California 92506
          ------------------------------------------------
       (Address of principal executive offices and zip code)

                          (909) 686-6060
                          --------------
          (Registrant's telephone number, including area code)
          ----------------------------------------------------

             -------------------------------------------------.
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              (1) Yes     X  .  No         .
                      -------       --------

            APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of class :                               As of May 8, 2000
    --------------                                 -----------------
   Common stock, $ 0.01 par value                 3,943,066 shares *

    * Includes 297,571 shares held by the employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts; and 110,946 shares held by the management recognition plan which have been committed to be released and allocated to participant accounts.

             PROVIDENT FINANCIAL HOLDINGS, INC.
                     Table of Contents

PART 1   FINANCIAL INFORMATION

ITEM 1 Financial Statements. The Unaudited Interim Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

       Consolidated Statements of Financial Condition
       as of March 31, 2000 and June 30, 1999.........................     1

       Consolidated Statements of Operations
       for the quarter and nine months ended March 31, 2000 and 1999..     2

       Consolidated Statements of Changes in Stockholders' Equity
       for the quarter and nine months ended March 31, 2000 and 1999..     3

       Consolidated Statements of Cash Flows
       for the quarter and nine months ended March 31, 2000 and 1999..     5

       Selected Notes to Unaudited Interim Consolidated Financial
       Statements.....................................................     6

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

       General.........................................................    9

       Comparison of Financial Condition at March 31, 2000 and
       June 30, 1999...................................................    9

       Comparison of Operating Results for the quarter and
       nine months ended March 31, 2000 and 1999.......................    10

       Loan Volume Activities..........................................    19

       Liquidity and Capital Resources.................................    20

       Year 2000 Project...............................................    21

       Supplemental Information........................................    22

PART II   OTHER INFORMATION

       Item 1.  Legal Proceedings......................................    22

       Item 2.  Changes in Securities..................................    22

       Item 3.  Defaults upon Senior Securities........................    22

       Item 4.  Submission of Matters to Vote of Stockholders..........    22

       Item 5.  Other Information......................................    23

       Item 6.  Exhibits and Reports on Form 8-K.......................    23

SIGNATURES.............................................................    24

EXHIBIT 27   FINANCIAL DATA SCHEDULE...................................    25

             PROVIDENT FINANCIAL HOLDINGS, INC.
       Consolidated Statements of Financial Condition
                        (Unaudited)
                    Dollars in Thousands
                                                       March 31,    June 30,
                                                         2000        1999
                                                       --------     --------
  ASSETS
   Cash............................................   $  14,195    $  19,729
   Overnight deposits..............................       3,000          --
   Investment securities - held to maturity (market
    value $166,788 and $176,033, respectively).....    175,230      179,834
   Investment securities - available for sale at
    fair market value..............................      25,250        7,344
    Loans held for investment, net.................     840,461      669,386
    Loans available for sale, net..................      51,275       37,667
    Accrued interest receivable....................       7,364        5,984
    Real estate available for sale, net............       1,734        1,775
    Real estate held for investment, net...........      12,516        1,018
    Federal Home Loan Bank stock...................      20,595       10,725
    Premises and equipment, net....................       7,770        8,422
    Prepaid expenses and other assets..............       6,436       15,547
                                                     ----------    ---------
    TOTAL ASSETS...................................  $1,165,826    $ 957,431
                                                     ==========    =========
  LIABILITIES AND STOCKHOLDERS' EQUITY
    Deposits:
      Non-interest bearing deposits................ $    18,763    $  14,764
        Interest bearing deposits..................     689,730      618,117
                                                    -----------    ---------
   Total deposits .................................     708,493      632,881

    Borrowings ....................................     351,800      214,506
    Accounts payable and other liabilities.........      18,807       20,358
                                                    -----------      -------
       TOTAL LIABILITIES...........................   1,079,100      867,745

    Preferred stock, $.01 par value
    (2,000,000 shares authorized;
     none issued and outstanding)..................          -            -
    Common stock, $.01 par value
    (15,000,000 shares authorized;
      5,125,215 shares issued; 3,943,066
      and 4,385,785 outstanding at March 31, 2000
      and June 30, 1999, respectively).............          51           51
    Additional paid-in capital.....................      51,220       51,069
    Retained earnings..............................      62,595       57,555
    Treasury stock at cost
    (1,182,149 and 739,430 shares, respectively)...     (22,387)     (14,089)
    Unearned stock compensation ...................      (4,886)      (5,644)
    Accumulated other comprehensive income.........         133          744
                                                    -----------    ---------
      TOTAL STOCKHOLDERS' EQUITY.....................    86,726       89,686
                                                    -----------    ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........ $1,165,826    $ 957,431
                                                     ==========    =========
  The accompanying notes are an integral part of these financial statements.

                  PROVIDENT FINANCIAL HOLDINGS, INC.
                Consolidated Statements of Operations
                             (Unaudited)
           Dollars in Thousands, Except Earnings Per Share

                                   Quarter Ended          Nine Months Ended
                                      March 31,                March 31,
                                    2000    1999            2000      1999
                                ------------------        -----------------
  Interest income :
   Loans....................... $ 17,266  $ 13,106       $ 47,068  $ 39,315
   Investment securities.......    3,437     1,772         10,073     4,553
                                --------  --------       --------  --------
    Total interest income......   20,703    14,878         57,141    43,868

  Interest expense  :
    Deposits...................    7,784     6,663         22,395    20,540
    Borrowings.................    5,579     1,632         12,975     5,189
                                --------  --------       --------  --------
      Total interest expense...   13,363     8,295         35,370    25,729
                                --------  --------       --------  --------
  Net interest income..........    7,340     6,583         21,771    18,139

  Provision for loan losses....      175        75            175       450
                                --------  --------       --------  --------
  Net interest income
  after provision for
   loan  losses ...............    7,165     6,508         21,596    17,689

  Non-interest income :
   Loan servicing and other
     fees......................      588       648          1,928     2,119
   Gain on sale of loans, net..      268     1,495          1,714     5,109
   Real estate operations, net.      192       285            253       641
   Other ......................      521       542          1,744     1,510
                               ---------  --------      ---------   -------
    Total non-interest income..    1,569     2,970          5,639     9,379

  Non-interest expenses :
   Salaries and employee
     benefits..................    3,580     4,026         10,944    11,276
   Premises and occupancy......      524       452          1,524     1,489
   SAIF insurance premiums.....       37        92            211       265
   Equipment...................      596       424          1,674     1,064
   Professional expenses.......      107       214            589       683
   Sales and marketing
     expenses..................      237       130            863       608
   Other.......................      943       749          2,729     2,762
                                --------  --------      ---------   -------
    Total non-interest expense.    6,024     6,087         18,534    18,147
                                --------  --------      ---------   -------
  Income before income taxes...    2,710     3,391          8,701     8,921
  Provision for income taxes...    1,128     1,431          3,661     3,772
                                --------  --------     ----------   -------
  Net income................... $  1,582  $  1,960       $  5,040   $ 5,149
                                ========  ========     ==========   =======
  Basic earnings per share.....  $ 0.45    $ 0.48         $ 1.37     $ 1.25
  Diluted earnings per share...  $ 0.45    $ 0.48         $ 1.35     $ 1.23

  The accompanying notes are an integral part of these financial statements.

                                          PROVIDENT FINANCIAL HOLDINGS, INC.
                                  Consolidated Statements of Stockholders' Equity
                                                     (Unaudited)
                                        Dollars in Thousands, Except Shares
                                   For the Quarters Ended March 31, 2000 and 1999

                                                                                              Accumulated
                                        Common   Additional                      Unearned          Other
                                        Stock    Paid-in  Retained  Treasury    Stock       Comprehensive
                                Shares  Amount   Capital  Earnings   Stock    Compensation  Income  Total
--------------------------------------------------------------------------------------------------------
Balance at December 31, 1999...3,988,566  $ 51  $ 51,187  $ 61,013  $ (21,699)  $ (5,139)  $ 263 $85,676

Comprehensive income:
 Net income....................                              1,582                                 1,582
 Other comprehensive income,
  net of tax:
   Unrealized gains (losses) on
    securities available for sale
    arising during the quarter.                                                             (130)   (130)
   Reclassification adjustment for
    (gains) losses on securities
    available for sale included in
    net income.................                                                                -      -
                                                                                                 -------
Total comprehensive income.....                                                                    1,452

Purchase of treasury stock.....  (45,500)                                 (688)                     (688)

Release of shares under stock-
based compensation plans.......                       33                              253            286
---------------------------------------------------------------------------------------------------------
Balance at March 31, 2000      3,943,066  $ 51  $ 51,220  $ 62,595  $  (22,387)  $ (4,886)  $133 $86,726
=========================================================================================================
The accompanying notes are an integral part of these financial statements.

                                                                                              Accumulated
                                        Common   Additional                     Unearned        Other
                                         Stock   Paid-in   Retained  Treasury Stock        Comprehensive
                                Shares   Amount  Capital  Earnings   Stock   Compensation  Income  Total
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1998...4,618,485  $ 51  $ 50,973  $ 50,279  $ (10,061)  $ (6,519)   $853 $ 85,576

Comprehensive income:
 Net income....................                                         1,960                       1,960
 Other comprehensive income,
  net of tax :
   Unrealized gains (losses) on
    securities available for
    sale arising during the
    nine months................                                                             (129)    (129)
   Reclassification adjustment
    for (gains) losses on
    securities available for
    sale included in net
    income.....................                                                               (1)      (1)
                                                                                                   ------
Total comprehensive income.....                                                                     1,830

Purchase of treasury stock..... (232,700)                              (4,028)                     (4,028)

Release of shares under stock-
based compensation plans.......                       43                             623              666
---------------------------------------------------------------------------------------------------------
Balance at March 31, 1999......4,385,785  $ 51  $ 51,016  $ 52,239  $ (14,089)  $ (5,896)   $723 $ 84,044
=========================================================================================================
The accompanying notes are an integral part of these financial statements.

                                            PROVIDENT FINANCIAL HOLDINGS, INC.
                                     Consolidated Statements of Stockholders' Equity
                                                      (Unaudited)
                                           Dollars in Thousands, Except Shares
                                    For the Nine Months Ended March 31, 2000 and 1999

                                                                                              Accumulated
                                        Common   Additional                      Unearned          Other
                                        Stock    Paid-in  Retained  Treasury    Stock       Comprehensive
                                Shares  Amount   Capital  Earnings   Stock    Compensation  Income  Total
--------------------------------------------------------------------------------------------------------
Balance at June 30, 1999.......4,385,785  $ 51  $ 51,069  $ 57,555  $ (14,089)  $ (5,644)  $ 744 $ 89,686

Comprehensive income:
 Net income....................                    5,040                                            5,040
 Other comprehensive income,
  net of tax :
   Unrealized gains (losses) on
    securities available for
    sale arising during the
    nine months................                                                             (589)    (589)
   Reclassification adjustment
    for (gains) losses on
    securities available for
    sale included in
    net income.................                                                              (22)     (22)
                                                                                                  -------
Total comprehensive income.....                                                                     4,429

Purchase of treasury stock..... (442,719)                              (8,298)                     (8,298)

Release of shares under stock-
based compensation plans.......                      151                             758              909
---------------------------------------------------------------------------------------------------------
Balance at March 31, 2000......3,943,066  $ 51  $ 51,220  $ 62,595  $ (22,387)  $ (4,886)  $ 133 $ 86,726
=========================================================================================================
The accompanying notes are an integral part of these financial statements.


                                                                                              Accumulated
                                        Common   Additional                      Unearned          Other
                                        Stock    Paid-in  Retained  Treasury    Stock       Comprehensive
                                Shares  Amount   Capital  Earnings   Stock    Compensation  Income  Total
--------------------------------------------------------------------------------------------------------

Balance at June 30, 1998..... 4,854,125  $   51  $  50,875 $ 47,090 $  (5,305)  $ (6,654) $ 593 $ 86,650

Comprehensive income:
 Net income..................                                 5,149                                5,149
 Other comprehensive income,
  net of tax:
   Unrealized gains (losses)
    on securities available
    for sale arising during
    the nine months..........                                                               181      181
   Reclassification adjustment
    for (gains) losses on
    securities available for
    sale included in net
    income...................                                                               (51)     (51)
                                                                                                 -------
Total comprehensive income...                                                                      5,279

Purchase of treasury stock... (468,340)                                (8,784)                    (8,784)

Release of shares under stock-
based compensation plans.....                          141                            758            899
---------------------------------------------------------------------------------------------------------
Balance at March 31, 1999....4,385,785  $    51   $ 51,016 $ 52,239 $ (14,089)   $ (5,896) $723  $84,044
=========================================================================================================
The accompanying notes are an integral part of these financial statements.

                     PROVIDENT FINANCIAL HOLDINGS, INC.
                   Consolidated Statements of Cash Flow
                               (Unaudited)
                          Dollars in Thousands

                                         Quarter Ended      Nine Months Ended
                                            March 31,            March 31,
                                          2000     1999        2000    1999
                                        ----------------    -----------------
Cash flows from operating activities:
Net Income.........................   $ 1,582  $ 1,960      $ 5,040  $  5,149
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
 Depreciation and amortization.....       708       98        1,627       145
 Provision for loan losses.........        -        75          -         450
 Provision for losses on real
   estate..........................       115        -          125         -
 Gain on sale of loans.............      (334)  (1,495)      (1,780)   (5,109)
 Net (gains) losses on sale of
 investment securities.............         -      (47)         (38)      (10)
Increase in accounts payable and
 other liabilities.................    (5,450)   3,827       (1,123)    7,509
Decrease in prepaid expense
 and other assets..................        86   (2,622)       7,731    13,213
Loans originated for sale..........   (92,112)(148,425)    (293,138) (514,728)
Proceeds from sale of loans........   130,656  193,936      281,310   523,753
Stock compensation ................       286      666          909       899
                                   ---------- --------  -----------  --------
 Net cash used for
  operating activities.............    35,537   47,973          663    31,271

Cash flows from investing activities:
 Net increase in loan receivables..   (16,905)  (2,570)    (170,266) (22,924)
 Maturity of investment securities
 held-to-maturity..................     2,600   22,765        6,650   70,847
 Purchases of investment
 securities held-to-maturity ......    (3,000) (76,108)      (3,000)(140,631)
 Purchases of investment securities
 available for sale................       -       (204)     (23,280)  (1,454)
 Sales of investment securities
 available for sale................       -      2,801        2,292    6,664
 Purchase of Federal Home Loan
 Bank stock........................      (238)    (100)      (9,870)    (824)
 Net sales (purchase) of
 real estate ......................       148      241      (12,601)   3,474
 Purchases of premises and
 equipment, net....................      (126)     (72)        (730)  (1,716)
                                   ---------- --------  -----------  --------
  Net cash used for
   investing activities ...........   (17,521) (53,247)    (210,805) (86,564)

Cash flows from financing activities:
 Net increase in deposits .........     2,255    8,006       75,613   47,257
 Repayment - Federal Home Loan
 Bank advances ....................(2,334,102)(184,802) (10,315,129)(805,006)
 Proceeds - Federal Home Loan
 Bank advances..................... 2,297,099  188,600   10,448,963  820,800
 Proceeds   other borrowings.......     3,459     -           3,459     -
 Treasury stock purchases..........      (688)  (4,028)      (8,298)  (8,784)
                                   ---------- --------  -----------  --------
 Net cash provided
 by financing activities...........   (31,977)   7,776      204,608   54,267
                                   ---------- --------  -----------  --------
  Net increase (decrease) in cash
  and cash equivalents.............   (13,961)   2,502       (5,534)  (1,026)
Cash and cash equivalents
 at beginning of period............    28,156   19,905       19,729    23,433
                                   ---------- --------  -----------  --------
Cash and cash equivalents
 at end of period.................  $  14,195 $ 22,407  $    14,195  $ 22,407
                                   ========== ========  ===========  ========
Supplemental Information:
 Cash paid for interest...........  $  13,047 $  8,317    $ 36,690  $ 26,484
 Cash paid for income taxes.......        537    2,334       2,521     5,119
 Real estate acquired in
 settlement of loans.................       111      229       1,144     1,130

The accompanying notes are an integral part of these financial statements.

                  PROVIDENT FINANCIAL HOLDINGS, INC.
 SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2000

Note 1 : Basis of Presentation

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

Note 2: Earnings Per Share

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following tables provide the basic and diluted EPS computations for the quarter and nine months ended March 31, 2000 and 1999, respectively.

                            For the Quarter Ended   For the Nine Months Ended
                                 March 31,                  March 31,
                            ---------------------  --------------------------
                            2000         1999        2000             1999
                            ------      ------     -------         -------
Numerator:
 Net income - numerator
 for basic earnings
  per share and diluted
  earnings per share-
  income available to
  common stockholders.... $ 1,582,107  $ 1,960,169  $ 5,040,312  $ 5,149,347
                          ===========  ===========  ===========  ===========
Denominator:
 Denominator for basic
 earnings per share:
  Weighted-average
   shares................   3,551,289    4,084,949    3,682,328    4,135,502

 Effect of dilutive
 securities:
  Employee stock benefit
  plans..................      -            23,847       62,168       51,281
                          -----------  -----------  -----------  -----------
 Denominator for diluted
 earnings per share :
  Adjusted weighted-
  average shares
  and assumed
  conversions............   3,551,289    4,108,796    3,744,496    4,186,783
                         ============  ===========  ===========  ===========
Basic earnings per share.   $ 0.45       $ 0.48        $ 1.37      $ 1.25
Diluted earnings per
   share.................   $ 0.45       $ 0.48        $ 1.35      $ 1.23

Note 3 : Operating Segment Reports

The Company has determined that its reportable segments are the operations pertaining to mortgage banking and the operations pertaining to consumer and commercial banking ("Savings Bank"). The following tables set forth condensed income statements and total assets for the Company's operating segments for the quarter and nine months ended March 31, 2000 and 1999, respectively.

                                         For the Quarter Ended March 31, 2000
                                         ------------------------------------
                                         Savings    Mortgage     Consolidated
                                           Bank      Banking        Total
-----------------------------------------------------------------------------
Net interest income .................$    6,958   $     207    $    7,165

Non-interest income:
  Loan servicing and other fees......      (116)        704           588
  Gain on sale of loans, net.........        84         184           268
  Real estate operations, net........       188           4           192
  Other..............................       519           2           521
-----------------------------------------------------------------------------
   Total non-interest income.........       675         894         1,569

Non-interest expense:
  Salaries and employee benefits.....     2,806         774         3,580
  Premises and occupancy.............       337         187           524
  Operating and administrative
    expenses.........................     1,464         456         1,920
-----------------------------------------------------------------------------
   Total non-interest expense........     4,607       1,417         6,024
-----------------------------------------------------------------------------
Operating income before income taxes.$    3,026   $    (316)   $    2,710
=============================================================================
Total assets, end of period ........ $1,094,638   $  71,188    $1,165,826
=============================================================================

                                         For the Quarter Ended March 31, 1999
                                         ------------------------------------
                                         Savings     Mortgage    Consolidated
                                           Bank      Banking         Total
-----------------------------------------------------------------------------
Net interest income ..............   $    6,163   $     345      $    6,508

Non-interest income:
  Loan servicing and other fees....         (36)        684             648
  Gain on sale of loans, net.......        (158)      1,653           1,495
  Real estate operations, net......         255          30             285
  Other ...........................         528          14             542
-----------------------------------------------------------------------------
   Total non-interest income.......         589       2,381           2,970
Non-interest expense:
  Salaries and employee benefits...       2,887       1,139           4,026
  Premises and occupancy ..........         298         154             452
  Operating and administrative
  expenses ........................       1,347         262           1,609
-----------------------------------------------------------------------------
   Total non-interest expense......       4,532       1,555           6,087
-----------------------------------------------------------------------------
Operating income before
 income taxes .....................  $    2,220  $    1,171      $    3,391
=============================================================================
  Total assets, end of period.....   $  832,672  $   51,487      $  884,159
=============================================================================

                                     For the Nine Months Ended March 31, 2000
                                     ----------------------------------------
                                     Savings      Mortgage       Consolidated
                                       Bank       Banking            Total
-----------------------------------------------------------------------------
Net interest income................  $   21,110   $     486       $   21,596

Non-interest income:
  Loan servicing and other fees....      (1,649)      3,577            1,928
  Gain on sale of loans, net.......          46       1,668            1,714
  Real estate operations, net......         244           9              253
  Other ...........................       1,742           2            1,744
-----------------------------------------------------------------------------
   Total non-interest income.......         383       5,256            5,639

Non-interest expense:
  Salaries and employee benefits...       8,107       2,837           10,944
  Premises and occupancy ..........         992         532            1,524
  Operating and administrative
    expenses.......................       4,039       2,027            6,066
-----------------------------------------------------------------------------
   Total non-interest expense......      13,138       5,396           18,534
-----------------------------------------------------------------------------
Operating income before income
   taxes...........................  $    8,355   $     346       $    8,701
=============================================================================
Total assets, end of period........  $1,094,638   $  71,188       $1,165,826
=============================================================================

                                     For the Nine Months Ended March 31, 1999
                                     ----------------------------------------
                                          Savings    Mortgage   Consolidated
                                           Bank       Banking       Total
-----------------------------------------------------------------------------
Net interest income.................   $   16,881   $     808   $    17,689

Non-interest income:
  Loan servicing and other fees.....         (636)      2,755         2,119
  Gain on sale of loans, net .......         (158)      5,267         5,109
  Real estate operations, net.......          552          89           641
  Other.............................        1,471          39         1,510
-----------------------------------------------------------------------------
   Total non-interest income........        1,229       8,150         9,379

Non-interest expense:
  Salaries and employee benefits....        7,929       3,347        11,276
  Premises and occupancy............        1,006         483         1,489
  Operating and administrative
    expenses .......................        3,686       1,696         5,382
-----------------------------------------------------------------------------
   Total non-interest expense.......       12,621       5,526        18,147
-----------------------------------------------------------------------------
Operating income before income
  taxes.............................    $   5,489   $   3,432   $     8,921
=============================================================================
Total assets, end of period.........    $ 832,672   $  51,487   $   884,159
=============================================================================

Note 4 : SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"

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

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Provident Financial Holdings, Inc. ("Provident Financial" or the "Company"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At March 31, 2000, the Company had total assets of $1.2 billion, total deposits of $708.5 million and stockholders' equity of $86.7 million. Provident Financial has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiaries.

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

The Savings Bank's business consists of traditional savings and loan operations and mortgage banking activities. The savings and loan operations primarily consist of accepting deposits from customers within the communities surrounding the Savings Bank's full service offices and investing these funds in one-to-four-family mortgage loans and, to a lesser extent, in multi-family, commercial real estate, construction, business, consumer and other loans. Mortgage banking activities consist of the origination and sale of mortgage loans secured by one-to-four-family residences and the servicing of such loans for others. In addition, the Savings Bank also facilitates business loans, business checking accounts and other business banking services. The Savings Bank's revenues are derived principally from interest on its loan and investment portfolio and fees generated through its mortgage banking activities.

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

Comparison of Financial Condition at March 31, 2000 and June 30, 1999

Total assets increased by $208.4 million, or 22 percent, to $1.2 billion at March 31, 2000 from $957.4 million at June 30, 1999. This increase was primarily the result of an increase of $184.6 million, or 26 percent, in total net loans receivable to $891.7 million at March 31, 2000 from $707.1 million at June 30, 1999. The rapid growth in portfolio loans was primarily attributable to a shift in borrower preference toward adjustable rate loans, which are typically held in portfolio, from fixed rate mortgages, which are typically sold; and the economic characteristics of the Company's market area. Funding for this growth was provided by an increase of $75.6 million in deposits and an increase of $137.3 million in Federal Home Loan Bank advances.

With the current interest rate environment, the Company adopted measures to control its exposure to interest rate risk. One such measure is the sale of the current production of all single family, first trust deed, residential mortgage loans. As a result of this strategy, total loans decreased by $21.5 million to $891.7 million from $913.2 million at the end of the second quarter. The proceeds of the loan sales were used to pay down FHLB advances. In addition, the Company began in January 2000 to lengthen the average maturity of its existing FHLB advances in anticipation of additional rate increases. These measures, along with others, are intended to raise the Company's current capital position through reducing the amount of leverage and thus seeking to mitigate the impact of future interest rate hikes.

Total stockholders' equity decreased by $3.0 million during the period ended March 31, 2000, which resulted from the completion of the Company's 10 percent common stock repurchase program announced in July 1999, totaling 439,000 shares or $8.2 million. On March 8, 2000, the Company announced another 5 percent stock repurchase program. No shares have been repurchased under this program.

Comparison of Operating Results for the Quarter and Nine Months Ended March 31, 2000 and 1999

The Company's net income for the quarter ended March 31, 2000 was $1.6 million, a decrease of $378,000, or 19 percent, from $2.0 million during the same quarter in 1999. This decrease was primarily attributable to a decrease in the gain on sale of loans, which was due to the recent increase in interest rates and lower loan production and sales (please refer to the discussion below on Non-interest income). For the nine months ended March 31, 2000 and 1999, the Company's net income was $5.0 million and $5.1 million, respectively.

The Company's net interest income increased by 11 percent to $7.3 million for the quarter ended March 31, 2000 from $6.6 million during the comparable period of 1999. The increase in net interest income reflects growth in average earning assets. The average earning assets during the third quarter 2000 were $1.1 billion, an increase of $307.4 million, or 37 percent, as compared to $835.0 million during the same quarter last year. The effect of earning asset growth was partially offset by a lower net interest margin. The net interest margin narrowed to 2.57 percent in the third quarter from 3.15 percent during the same period of 1999. For the nine months ended March 31, 2000 and 1999, net interest income was $21.8 million and $18.1 million, respectively.

The Company's efficiency ratio increased to 69 percent in the third quarter from 64 percent in the same period of 1999. This increase was attributable to the decrease in mortgage banking revenue. For the nine months ended March 31, 2000 and 1999, the efficiency ratio was 68 percent and 67 percent, respectively.

Return on average assets for the quarter ended March 31, 2000 and 1999 was
0.53 percent and 0.90 percent, respectively. For the nine months ended March 31, 2000 and 1999, the return on average assets was 0.61 percent and 0.81 percent, respectively.

Return on average equity for the quarter ended March 31, 2000 and 1999 was
7.38 percent and 9.24 percent, respectively. For the nine months ended March 31, 2000 and 1999, the return on average equity was 7.77 percent and 8.14 percent, respectively.

Diluted earnings per share for the quarter ended March 31, 2000 was $0.45, a decrease of 6 percent from $0.48 in the quarter ended March 31, 1999. For nine months ended March 31, 2000 and 1999, the diluted earnings per share were $1.35 and $1.23, respectively. The increase in the net earnings per share reflects the Company's stock repurchase programs during fiscal years 1999 and 2000.

Interest Income. Interest income increased by $5.8 million, or 39 percent, to $20.7 million for the quarter ended March 31, 2000 from $14.9 million during the same quarter in 1999. This increase was the result of growth in average earning assets and higher overall market rates. The average earnings assets during the third quarter 2000 were $1.1 billion as compared to $835.0 million during the same period last year. The average yield on earning assets during the third quarter of fiscal 2000 was 7.25%, 12 basis points higher than the average yield of 7.13 percent during the same period last year.

Loan interest income increased by $4.2 million, or 32 percent, to $17.3 million in the quarter ended March 31, 2000 as compared to $13.1 million for the same period in 1999. This increase was attributable to growth in average loans, including those available for sale, from $716.0 million during the third quarter of fiscal 1999 to $916.8 million during the same quarter of fiscal 2000. The average loan yield during the third quarter of fiscal 2000 was 7.53 percent as compared to 7.32 percent during the same quarter last year.

The interest income from investment securities, including Federal Home Loan Bank ("FHLB") stock, increased by $1.7 million, or 94 percent to $3.4 million during the quarter ended March 31, 2000 from $1.8 million during the same quarter in 1999. This increase was primarily a result of an increase in the amount of average investment securities and an increase in the average yield. The average investment securities increased by $106.6 million, or 90 percent, to $225.6 million during the third quarter of 2000 from $119.0 million in the same quarter last year. The average yield on investment securities increased by 13 basis points to 6.09% during the third quarter fiscal 2000 from 5.96% during the same period last year.

For the nine months ended March 31, 2000, the interest income increased by $13.3 million, or 30 percent, to $57.1 million as compared to $43.8 million for the same period in 1999. This increase was attributable to an increase in average earnings assets from $816.4 million during the nine months of fiscal 1999 to $1.1 billion during the same period of fiscal 2000. The interest income on loans increased by $7.8 million, or 20 percent, to $47.1 million during the nine months of fiscal 2000 from $39.3 million during the same period of fiscal 1999. The average loans increased from $715.0 million to $838.8 million during the nine months in fiscal 1999 and 2000, respectively. The average yield on loans increased by 15 basis points to 7.48 percent during the nine months of fiscal 2000 as compared to 7.33 percent during the same period in fiscal 1999. The interest income on investments also increased by $5.5 million, or 121 percent, to $10.0 million during the nine months of fiscal 2000 from $4.6 million during the same period of fiscal 1999. The average investments increased from $101.4 million to $220.3 million during the nine months in fiscal 1999 and 2000, respectively. The average yield on investments increased by 11 basis points to 6.10 percent during the nine-month period in fiscal 2000 as compared to 5.99 percent during the same period last year. As a result, the overall average yield on earning assets increased by 3 basis points to 7.19 percent during the nine months of fiscal 2000 as compared
7.16 percent during to the same period in fiscal 1999.

Interest Expense. Interest expense for the quarter ended March 31, 2000 was $13.4 million as compared to $8.3 million for the same period in 1999, an increase of $5.1 million, or 61 percent. This increase was primarily attributable to increases in average FHLB advances and deposits as well as the cost of both. The average cost of liabilities was 4.98 percent during the quarter ended March 31, 2000, up 54 basis points as compared to 4.44 percent from the same period in 1999. Average deposits increased by $76.9 million, or 13 percent, to $702.9 million during the quarter ended March 31, 2000 as compared to $626.0 million during the same period in 1999. The average rate paid on deposits increased to 4.45 percent during the quarter ended March 31, 2000 from 4.32 percent during the same quarter in 1999. The increase in the average rate on deposits was due to higher market rates and the Company's efforts to extend the deposit maturities. Borrowings, which are mainly FHLB advances, averaged $375.7 million during the quarter ended March 31, 2000 as compared to $132.0 million for the same quarter in 1999. The average rate paid on the borrowings increased to 5.97 percent for the quarter ended March 31, 2000 from 5.01 percent in the same quarter in 1999. This increase resulted from the lengthening of short-term borrowings to mitigate the future impact of rising rates.

For the nine months ended March 31, 2000, total interest expense increased by $9.7 million, or 38 percent, to $35.4 million as compared to $25.7 million for the same period in 1999. The average cost of liabilities increased by 9 basis points to 4.72 percent during the nine months of fiscal 2000 as compared to
4.63 percent during the same period in fiscal 1999. Average deposits increased by $75.7 million, or 12 percent, to $686.6 million as compared to $610.9 million during the same period in fiscal 1999. The average cost of deposits decreased by 15 basis points to 4.33 percent during the nine months of fiscal 2000 as compared to 4.48 percent during the same period in fiscal 1999. Average borrowings increased by $178.1 million, or 137 percent, to $307.7 million as compared to $129.6 million during the same period in fiscal 1999. The average cost of borrowings increased by 28 basis points to 5.61 percent during the nine months of fiscal 2000 as compared to 5.33 percent during the same period in fiscal 1999.


The following table depicts the average balance sheets for the quarter and nine months ended March 31, 2000 and 1999, respectively:


Average Balance Sheets
(dollars in thousands)
                                       Quarter Ended                 Quarter Ended
                                       March 31, 2000                March 31, 1999
                                --------------------------     ----------------------------
                                Average             Yield/     Average               Yield/
                                Balance   Interest   Cost      Balance    Interest    Cost
                                -------   --------   ----      --------   --------    ----

Interest earning assets:
Loans (1).................... $  916,825  $ 17,266   7.53%    $ 716,010   $ 13,106    7.32%
Investment securities........    225,629     3,437   6.09%      119,017      1,772    5.96%
                              ----------  --------   ----     ---------   --------    ----
Total interest earning
  assets.....................  1,142,454    20,703   7.25%      835,027     14,878    7.13%

Non-interest earning assets..     47,424                         35,297
                              ----------                      ---------
Total assets................. $1,189,878                      $ 870,324
                              ==========                      =========

Interest-bearing liabilities:
Deposits .................... $  702,926     7,784   4.45%    $ 625,991      6,663    4.32%
Borrowings...................    375,678     5,579   5.97%      132,003      1,632    5.01%
                              ----------  --------   ----     ---------   --------    ----
Total interest-bearing
  liabilities................  1,078,604    13,363   4.98%      757,994      8,295    4.44%

Non-interest-bearing
  liabilities ...............     25,572                         27,507
                              ----------                      ---------
Total liabilities............  1,104,176                        785,501

Retained earnings............     85,702                         84,823
                              ----------                      ---------
Total liabilities and retained
  earnings................... $1,189,878                      $ 870,324
                              ==========                      =========
                                          --------                        --------
Net interest income..........             $  7,340                        $  6,583
                                          ========                        ========

Interest rate spread (2)......                       2.27%                            2.69%
Net interest margin (3).......                       2.57%                            3.15%
Ratio of average interest
  earning assets to average
  interest-bearing
  liabilities.................    105.92%                        110.16%

Return on average assets......                       0.53%                            0.90%
Return on average equity......                       7.38%                            9.24%


(1) Includes loans available for sale.
(2) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

                                                         12

Average Balance Sheets
(dollars in thousands)

                                    Nine Months Ended              Nine Months Ended
                                       March 31, 2000                March 31, 1999
                                --------------------------     ----------------------------
                                Average             Yield/     Average               Yield/
                                Balance   Interest   Cost      Balance    Interest    Cost
                                -------   --------   ----      --------   --------    ----

Interest earning assets:
Loans (1)....................$  838,786  $ 47,068   7.48%    $ 715,018   $ 39,315    7.33%
Investment securities .......   220,338    10,073   6.10%      101,421      4,553    5.99%
                             ----------  --------   ----     ---------   --------    ----
Total interest earning
  assets..................... 1,059,124    57,141   7.19%      816,439     43,868    7.16%

Non-interest earning assets..    46,715                         34,355
                             ----------                      ---------
Total assets.................$1,105,839                      $ 850,794
                             ==========                      =========

Interest-bearing liabilities:
Deposits.....................$  686,604    22,395   4.33%    $ 610,889     20,540    4.48%
Borrowings...................   307,716    12,975   5.61%      129,618      5,189    5.33%
                             ----------  --------   ----     ---------   --------    ----
Total interest-bearing
  liabilities................   994,320    35,370   4.72%      740,507     25,729    4.63%

Non-interest-bearing
  liabilities................    25,010                         26,960
                             ----------                      ---------
Total liabilities............ 1,019,330                        766,467

Retained earnings............    86,509                         84,327
                             ----------                      ---------
Total liabilities and
  retained earnings..........$1,105,839                      $ 850,794
                             ==========  --------            =========   --------
Net interest income..........            $ 21,771                        $ 18,139
                                         ========                        ========
Interest rate spread (2).....                       2.47%                            2.54%
Net interest margin (3)......                       2.74%                            2.96%
Ratio of average interest
  earning assets to
  average interest-
  bearing liabilities .......   106.52%                        110.25%

Return on average assets.....                       0.61%                            0.81%
Return on average equity.....                       7.77%                            8.14%

(1) Includes loans available for sale.
(2) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(3) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarter and nine months ended March 31, 2000 and 1999, respectively:

Rate/Volume Variance
(dollars in thousands)
                                        Quarter Ended March 31, 2000
                                  Compared to Quarter Ended March 31, 1999
                                         Increase (Decrease) Due to
------------------------------------------------------------------------------
                                                             Rate/
                                       Rate     Volume      Volume     Net
                                       ----     ------      ------     ---
Interest income
 Loans (1)..........................  $  378   $  3,676     $  106   $  4,160
 Investment securities..............      48      1,600         17      1,665
                                      ------   --------     ------   --------
Total net change in income
  on interest-earning assets........     426      5,276        123      5,825

Interest-bearing liabilities:
 Deposits...........................     159        943         19      1,121
 Borrowings.........................     311      3,047        589      3,947
                                      ------   --------     ------   --------
Total net change in expense on
  interest-bearing liabilities......     470      3,990        608      5,068
                                      ------   --------     ------   --------
Net change in net interest income...  $  (44)  $  1,286     $ (485)   $   757
                                      ======   ========     ======    =======


(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

Rate/Volume Variance
(dollars in thousands)
                                      Nine months Ended March 31, 2000
                                Compared to Nine months Ended March 31, 1999
                                         Increase (Decrease) Due to
------------------------------------------------------------------------------
                                                             Rate/
                                       Rate     Volume      Volume     Net
                                       ----     ------      ------     ---
Interest income
 Loans (1).......................... $  808   $  6,805      $  140  $  7,753
 Investment securities..............     35      5,494          (9)    5,520
                                     ------   --------      ------  --------
Total net change in income
 on interest-earning assets.........    843     12,299         131    13,273

Interest-bearing liabilities:
 Deposits...........................   (690)     2,644         (99)    1,855
 Borrowings ........................    258      7,156         372     7,786
                                     ------   --------      ------  --------

Total net change in expense on
 interest-bearing liabilities.......   (432)     9,800         273     9,641
                                     ------   --------      ------  --------
Net change in net interest income .. $1,275   $  2,499      $ (142) $  3,632
                                     ======   ========      ======  ========

(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

Provision for Loan Losses. The Company increased its provision for loan losses by $100,000 during the third quarter of fiscal 2000 to $175,000 as compared to $75,000 for the same period in fiscal 1999. This measure was taken because of substantial growth in the loan portfolio during the prior two quarters. The allowance for loan losses was $6.9 million at March 31, 2000, an increase from $6.4 million a year earlier. The allowance as a percent of gross loans held for investment at March 31, 2000 was 0.81 percent as compared to
1.00 percent at March 31, 1999. Net charge offs were $10,000 during the nine months of fiscal 2000 as compared to net charge offs of $205,000 during the same period of fiscal 1999.

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

The following table is provided to disclose additional details on the Company's allowance for loan losses and asset quality (dollars in thousands):

Allowance for Loan Losses
                                              For the Nine Months Ended
                                           ---------------------------------
                                           March 31, 2000     March 31, 1999
                                           --------------     --------------

Allowance at beginning of period ........      $ 6,727           $  6,186
Provision for loan losses................          175                450
Recoveries:
Mortgage loans:
 One-to-four family......................            -                 17
 Multifamily.............................            -                  -
 Commercial..............................            -                  -
 Construction............................            -                  -
 Consumer loans..........................            -                 35
 Commercial business lending.............            -                  -
                                              --------           --------
     Total recoveries....................            -                 52

Charge-offs:
Mortgage loans:
 One-to-four family......................            -               (201)
 Multifamily.............................           (5)                 -
 Commercial..............................            -                  -
 Construction............................            -                  -
 Consumer loans..........................            -                (56)
 Commercial business lending.............           (5)                 -
                                              --------           --------
     Total charge-offs...................          (10)              (257)
                                              --------           --------
     Net recoveries (charge-offs)........            -               (205)
                                              --------           --------
       Balance at end of period..........     $  6,892           $  6,431
                                              ========           ========
Allowance for loan losses as a percentage
 of gross loans held for investment......         0.81%              0.96%

Net recovery (charge offs) as a percentage
 of average loans outstanding during
 the period..............................            -              (0.04%)

Allowance for loan losses as a percentage
 of non-performing loans at the end
 of the period...........................       357.47%            233.35%

Asset Quality. The following table is provided to disclose additional details on asset quality (dollars in thousands) :

                                                 At March 31,   At March 31,
                                                    2000            1999
                                                    ----            ----
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One-to-four family...........................   $  1,759        $  2,337
  Multifamily..................................          -             413
  Commercial...................................         63               -
  Construction.................................          -               -
  Consumer loans...............................        104               -
  Commercial business lending..................          -               -
  Other loans..................................          -               -
                                                  --------        --------
     Total.....................................      1,926           2,750

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
  One-to-four family...........................          -               -
  Multifamily..................................          -               -
  Commercial...................................          -               -
  Construction.................................          -               -
  Consumer loans...............................          -               -
  Commercial business lending..................          -               -
  Other loans .................................          -               -
                                                  --------        --------
     Total.....................................          -               -

Total of non-accrual and 90 days
past due loans.................................      1,926           2,750

Real estate owned..............................      1,734           1,801
                                                  --------        --------
     Total non-performing assets...............   $  3,660        $  4,551
                                                  ========        ========
Restructured loans.............................   $  1,487        $  1,564

Non-accrual and 90 days or more past due loans
 as a percentage of loans held for
 investment, net...............................       0.23%           0.43%

Non-accrual and 90 days or more past due loans
 as a percentage of total assets...............       0.17%           0.31%

Non-performing assets as a percentage of
 total assets..................................       0.31%           0.51%


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

Non-Interest Income. Non-interest income decreased by $1.4 million, or 47 percent, to $1.6 million during the quarter ended March 31, 2000 from $3.0 million during the same period in 1999. The decrease in non-interest income was primarily attributable to a decrease in gains from the sale of loans. Total loans sold during the third quarter of fiscal 2000 decreased by $63.3 million, or 33 percent, to $130.7 million as compared to $193.9 million in the same period in fiscal 1999. The ratio of gains to loans sold was 0.21 percent in the third quarter 2000, down from 1.0 percent a year earlier.

For the nine months ended March 31, 2000, the non-interest income decreased by $3.5 million, or 37 percent, to $5.6 million as compared to $9.4 million for the same period in 1999. Total loans sold during the nine months of fiscal 2000 decreased by $242.4 million, or 46 percent, to $281.3 million as compared to $523.8 million in the same period in fiscal 1999. The ratio of gains to loans sold was 0.61 percent during the nine months ended March 31, 2000, down from 1.0 percent a year earlier.

Non-Interest Expenses. Non-interest expenses decreased by $63,000 to $6.0 million during the quarter ended March 31, 2000 from $6.1 million in the same period in 1999. This decrease was primarily attributable to (a) a decrease in the incentive based compensation related to the loan production/mortgage banking division and (b) a decrease in professional expenses associated with last year's Y2K consultant costs. These decreases were partially offset by (a) an increase in equipment expenses as a result of the computer system renovation/ Y2K project, (b) an increase in depreciation and office rentals as a result of additional offices for the banking and mortgage operations, and
(c) an increase in sales and marketing expenses as a result of the Company's general image advertising and deposit campaigns. Non-interest expenses as percentage of average assets improved to 2.03 percent during the third quarter of fiscal 2000 from 2.80 percent during the same period in fiscal 1999.

For the nine months ended March 31, 2000, the non-interest expenses increased by $387,000 to $18.5 million as compared to $18.1 million for the same period in 1999. This increase was due primarily because the increases in equipment and marketing expenses were greater than the decrease in the incentive based compensation. Non-interest expenses as percentage of average assets also improved to 2.23 percent during the nine months of fiscal 2000 from 2.84 percent during the same period in fiscal 1999.

Income taxes. Income tax expense was $1.1 million for the quarter ended March 31, 2000 as compared to $1.4 million during the same period in 1999. For the nine months ended March 31, 2000, the income tax expense was $3.7 million as compared to $3.8 million during the same period in 1999. The effective tax rate for the third quarter and for nine months ended March 31, 2000 and 1999 was 42 percent.

The following table is provided to disclose additional details related to the volume of loans originated, purchased and sold (dollars in thousands):

Loan Volume Activities
                                           For the           For the Nine
                                         Quarter Ended       Months Ended
                                           March 31,           March 31,
                                       --------------       ---------------
                                       2000      1999       2000       1999
                                       ----      ----       ----       ----

Loans originated for sale :
 Retail originations............... $ 49,874  $ 65,055    $173,590   $229,518
 Wholesale originations............   42,238    83,370     119,548    285,212
                                    --------  --------    --------   --------
  Total loans originated for sale..   92,112   148,425     293,138    514,730

Loans sold:
 Servicing released................  130,656   193,501     280,035    522,328
 Servicing retained................        -       435       1,275      1,425
                                    --------  --------    --------   --------
  Total loans sold.................  130,656   193,936     281,310    523,753

Loans originated for portfolio:
 Mortgage loans:
   One-to-four family..............   17,947    40,872     193,873    123,730
   Multifamily.....................        -         -       2,100          -
   Commercial......................      450     2,093       3,063      4,168
   Construction loans..............   11,477     5,526      38,292     20,275
   Consumer........................    4,791     8,164      13,209     21,009
   Commercial business lending.....      624     1,887       6,441     10,172
   Other loans.....................      203        59         875        169
                                    --------  --------    --------   --------
  Total loans originated for
    portfolio......................   35,492    58,601     257,853    179,523

Loans purchased:
 Mortgage loans:
   One-to-four family..............      703         -         703          -
   Commercial......................      789         -       5,915      1,010
                                    --------  --------    --------   --------
  Total loans purchased............    1,492         -       6,618      1,010

Mortgage loan principal
 repayments........................   22,663    55,055      95,618    170,571

Real estate acquired in
 settlement of loans...............      111       229       1,144      1,130

Increase in other items, net (1)...    3,271     2,630       5,596      4,314
                                    --------  --------    --------   --------
Net increase in loans receivable,
 net............................... $(21,063) $(39,564)   $185,133   $  4,123
                                    ========  ========    ========   ========

(1) Includes changes in loans in process, discounts, deferred fees and costs and loan loss reserves.

Liquidity and Capital Resources. The Company's primary sources of funding include deposits, proceeds from loan principal and interest payments, sales of loans, the maturity of and interest income on investment securities, and FHLB advances. The Savings Bank has a credit line available with the FHLB of San Francisco equal to 40 percent of total assets, which, on March 31, 2000 permitted additional advances of $131.8 million, in addition to having unsecured lines of $74 million with its correspondent banks. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The primary investing activity of the Company is the origination of mortgage loans through the Savings Bank. For the quarter ended March 31, 2000, the Savings Bank originated $127.6 million of loans as compared to $207.0 million during the same period in 1999. For nine months ended March 31, 2000, the Bank originated $551.0 million of loans as compared to $694.3 million during the same period in 1999. This activity was funded primarily by loan sales, loan principal payments, deposits and FHLB advances. For the quarter ended March 31, 2000, loan sales aggregated $130.7 million and loan principal payments totaled $22.7 million. For nine months ended March 31, 2000, loans sales aggregated $281.3 million and loan principal payments totaled $95.6 million.

By regulation, the Savings Bank must maintain a minimum liquidity equal to 4 percent of deposits and short-term borrowings. Liquidity is measured by cash and readily marketable securities which are not committed, pledged, or required as collateral for specific liabilities. The Savings Bank's average liquidity ratios for the third quarter of fiscal 2000 and 1999 were 9.5 percent and 16.9 percent, respectively.

The Savings Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Savings Bank must meet certain specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. The Savings Bank's actual and required capital amounts and ratios as of March 31, 2000 are as follows (dollars in thousands):

                                                  Amount       Percent
                                                  ------       -------

        Tangible capital......................  $  72,020       6.26%
        Requirement to be "Well Capitalized"..     23,027       2.00%
                                                ---------      -----
        Excess over requirement...............  $  48,993       4.26%
                                                =========      =====

        Tier 1 (core) capital.................. $  72,020       6.26%
        Requirement to be "Well Capitalized"...    57,568       5.00%
                                                ---------      -----
        Excess over requirement................ $  14,452       1.26%
                                                =========      =====

        Total risk-based capital............... $  79,180      12.66%
        Requirement to be "Well Capitalized"...    62,533      10.00%
                                                ---------      -----
        Excess over requirement................ $  16,647       2.66%
                                                =========      =====

        Tier 1 risk-based capital.............. $  72,020      11.52%
        Requirement to be "Well Capitalized"...    37,520       6.00%
                                                ---------      -----
        Excess over requirement................ $  34,500       5.52%
                                                =========      =====
Year 2000 Project
Conclusion:
-----------
The Company successfully managed to pass through the critical rollover date for the year 2000 and continues to monitor the overall systems and critical vendors. The overall Year 2000 project is within the budget of $3.5 million, which was allocated at the beginning of the project. As of the end of the third quarter, the Year 2000 project is in compliance with FFIEC dates.

Supplemental Information

                           March 31, 2000    June 30, 1999    March 31, 1999
                           --------------    -------------    --------------
Loans serviced for
  others (in thousands)...   $ 286,708        $ 315,028         $ 353,139

Book value per share......   $ 21.99          $ 20.45           $ 19.16

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

Item 4.  Submission of Matters to a Vote of Shareholders

Not applicable.

Item 5.  Other Information

a) Stock repurchase programs:
----------------------------
On March 8, 2000, the Company announced the completion of the 10 percent of the stock repurchased program of which 439,000 shares had been repurchased with an average price of $18.74. The Company also announced another repurchase of up to 5 percent of its common stock, or approximately 197,000 shares, over a one-year period. This repurchase represents the fifth buyback through which the Company has previously retired approximately 1.2 million shares.

b) Status on Branch Expansion to Corona, California:
---------------------------------------------------
As a result of continued construction delays by the developer, the Company had decided to seek another suitable site in Corona. The revised expected opening of the Corona branch will be announced later.

c) Status on Branch Expansion to Temecula, California:
-----------------------------------------------------
The negotiations with the proposed site owner are in progress and the revised expected opening of the Temecula branch will be announced later.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits:

   None.

b) Reports on Form 8-K

   None.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 Provident Financial Holdings, Inc.

May 9, 2000      /s/ Craig G. Blunden
                 --------------------------------------
                 Craig G. Blunden
                 President and Chief Executive Officer
                 (Principal Executive Officer)

May 8, 2000      /s/ Brian M. Riley
                 --------------------------------------
                 Brian M. Riley
                 Chief Financial Officer
                 (Principal Financial and Accounting Officer)

                                Exhibit 27
                          Financial Data Schedule

This schedule contains financial information extracted from the unaudited interim consolidated financial statements of Provident Financial Holdings for the nine months ended March 31, 2000 and is qualified in its entirety by reference to such financial statements.

                 Financial Data
           As of or for the Nine Months
Item Number   Ended March 31, 2000    Item Description
-----------   --------------------    ----------------

9-03 (1)            14,195            Cash and due from Banks
9-03 (2)           689,957            Interest-bearing deposits
9-03 (3)             3,000            Federal funds sold purchased securities
                                        for resale
9-03 (4)                 -            Trading account assets
9-03 (6)            25,250            Investment and mortgage backed
                                        securities held for sale.
9-03 (6)           175,230            Investment and mortgage backed
                                        securities held to maturity carrying
                                        value
9-03 (6)           166,788            Investment and mortgage backed
                                        securities held to maturity market
                                        value
9-03 (7)           898,628            Loans
9-03 (7) (2)         6,892            Allowance for losses
9-03 (11)        1,165,826            Total assets
9-03 (12)          708,493            Deposits
9-03 (13)          203,000            Short-term borrowings
9-03 (15)           18,807            Other liabilities
9-03 (16)          148,800            Long-term debt
9-03 (19)                -            Preferred stock - mandatory redemption
9-03 (20)                -            Preferred stock - no mandatory
                                        redemption
9-03 (21)               51            Common stock
9-03 (22)           86,675            Other stockholders' equity
9-03 (23)        1,165,826            Total liabilities and stockholders'
                                        equity
9-04 (1)            48,996            Interest and fees on loans
9-04 (2)            10,073            Interest and dividends on investment
                                        securities
9-04 (4)                 -            Other interest income
9-04 (5)            57,141            Total interest income
9-04 (6)            22,395            Interest on deposits
9-04 (9)            35,370            Total interest expense
9-04 (10)           21,771            Net interest income
9-04 (11)              175            Provision for loan losses
9-04 (13) (h)           38            Investment securities gains/ (losses)
9-04 (14)           18,534            Other expenses
9-04 (15)            8,701            Income/loss before income tax
9-04 (17)            8,701            Income/loss before extraordinary items
9-04 (18)                -            Extraordinary items, loss tax
9-04 (19)                -            Cumulative change in accounting
                                        principles
9-04 (20)            5,040            Net income or loss
9-04 (21)             1.37            Earnings per share - basic
9-04 (21)             1.35            Earnings per share - fully diluted
I.B.5                 2.74            Net yield - interest earning assets
                                        actual
III.C.1.(a)          1,926            Loans on non-accrual
III.C.1.(b)              -            Accruing loans past due 90 days or more
III.C.2.(c)          1,487            Troubled debt restructuring
III.C.2              8,576            Potential problem loans
IV.A.1               6,727            Allowance for loan losses - beginning
                                        of period

(Continued)


                 Financial Data
           As of or for the Nine Months
Item Number   Ended March 31, 2000    Item Description
-----------   --------------------    ----------------

IV.A.2                 0              Total charge-offs
IV.A.3                10              Total recoveries
IV.A.4             6,892              Allowance for loan losses - end of
                                        period
IV.B.1             6,892              Loan loss allowance allocated to
                                        domestic loans
IV.B.2                 -              Loan loss allowance allocated to foreign
                                        loans
IV.B.3                 -              Loan loss allowance - unallocated