Form 10-K405
period 2000-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2000-09-25
CIK 1010470

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark one)                          FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-28304

                      PROVIDENT FINANCIAL HOLDINGS, INC.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                     33-0704889
---------------------------------------------            ----------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                           I.D. Number)

3756 Central Avenue, Riverside, California                      92506
---------------------------------------------            ----------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:      (909) 686-6060
                                                         ---------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                         ---------------

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
Indicate by check mark whether disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

As of September 18, 2000, there were issued and outstanding 3,912,066 shares of the Registrant's Common Stock. The Registrant's voting stock is listed on the Nasdaq National Market under the symbol "PROV." The aggregate market value of the voting stock held by non affiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on September 18, 2000, was $70,591,706.

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2000 ("Annual Report") (Part II).
2. Portions of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders ("Proxy Statement") (Part III).

                                      PART I

Item 1.  Business
-----------------

General
     Provident Financial Holdings, Inc. ("Provident Financial" or the "Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At June 30, 2000, the Corporation had total assets of $1.1 billion, total deposits of $696.5 million and stockholders' equity of $89.0 million. Provident Financial has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiaries.

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

     The Savings Bank is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Savings Bank conducts its business operations as Provident Bank, Provident Bank Mortgage and through its subsidiary, Provident Financial Corp. The business activities of the Corporation consist of community banking and mortgage banking.

     The Savings Bank operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in one- to four-family mortgage loans and, to a lesser extent, in multi-family, commercial real estate, construction, business, consumer and other loans. Mortgage banking activities consist of the origination and sale of mortgage loans secured by one- to four-family residences and the servicing of such loans for others. In addition, the Savings Bank also facilitates business loans, business checking accounts and other business banking services. The Savings Bank's revenues are derived principally from interest on its loan and investment portfolios and fees generated through its mortgage banking activities.

Recent Developments

     In July 2000, the Savings Bank completed a purchase of land on which it will construct a new branch office in Temecula, California. The total budget for the new branch, including land, is $1.5 million; and the expected opening date is June 30, 2001, subject to construction delays.

Market Area

     The Savings Bank is headquartered in Riverside, California and operates eight additional full-service offices in Riverside County and one in San Bernardino County. Management considers Riverside and Western San Bernardino Counties to be the Savings Bank's primary market for deposits. Through the operations of Provident Bank Mortgage, the Savings Bank has expanded its retail lending market to include a larger portion of Southern California and Southern Nevada. Provident Bank Mortgage's loan production offices include wholesale loan departments through which the Savings Bank maintains a network of loan correspondents. Most of the Savings Bank's business is conducted in the communities surrounding its full-service branches and loan production offices.

     The large geographic area encompassing Riverside and San Bernardino Counties is referred to as the "Inland Empire." According to 1999 population estimates, Riverside and San Bernardino Counties have the third and fifth largest county populations in California, respectively. The Savings Bank's market area consists primarily of suburban and urban communities. Western Riverside and San Bernardino Counties are relatively densely populated and are within the greater Los Angeles metropolitan area. Southern California's economic growth has transformed the economy from one with a large segment in the aerospace and other defense-related industries, to a more diverse economy with service companies, including financial services, along with technology and other industries. The Inland Empire has enjoyed a recent economic boom, which has resulted in a major improvement in real estate properties. The unemployment rate in the Inland Empire in June 2000 was at 5.7%, compared to 5.3% in California and 4.0% nationwide. The Savings Bank faces intense competition for deposits and loan originations. See --TAXATION--Competition."

Lending Activities

     General. The lending activity of the Savings Bank is predominately centered around the origination of conventional, Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgage loans secured by one- to four-family residential properties. The Savings Bank also originates multi-family, commercial real estate, construction, business, consumer and other loans for its portfolio. The Savings Bank's net loans held for investment totaled approximately $824.9 million at June 30, 2000, representing approximately 71.9% of consolidated total assets. This compares to $669.4 million, or 69.9% of consolidated total assets, at June 30, 1999.


     Loan Portfolio Analysis.  The following table sets forth the composition of the Savings Bank's loan portfolio at the dates indicated.

                                                       At June 30,
                  ---------------------------------------------------------------------------------------
                         2000            1999             1998              1997             1996
                         ----            ----             ----              ----             ----
                    Amount  Percent Amount  Percent  Amount   Percent  Amount   Percent  Amount  Percent
                    ------  ------- ------  -------  ------   -------  ------   -------  ------  -------
Mortgage Loans:                                        (In Thousands)
  One-to four-
   family........ $651,116  76.23% $538,915  77.50% $507,194  80.08%  $402,296  76.41%  $327,490  70.77%
  Multi-family...   41,437   4.85    38,663   5.56    46,635   7.36     52,564   9.98     54,427  11.76
  Commercial.....   45,907   5.37    41,845   6.02    42,696   6.74     47,887   9.09     54,813  11.84
  Construction...   47,011   5.50    23,249   3.34    13,746   2.17      5,778   1.10     10,222   2.21
                   ------- ------   ------- ------   ------- ------    ------- ------    ------- ------
  Total mortgage
   loans.........  785,471  91.95   642,672  92.42   610,271  96.35    508,525  96.58    446,952  96.58
  Consumer loans.   47,618   5.58    41,620   5.99    19,824   3.13     16,749   3.18     15,497   3.35
  Commercial
   business
   loans.........   19,721   2.31    10,239   1.47     2,819   0.45        991   0.19         --     --
  Other loans....    1,402   0.16       822   0.12       422   0.07        289   0.05        332   0.07
                   ------- ------   ------- ------   ------- ------    ------- ------    ------- ------
    Total loans
     receivable..  854,212 100.00%  695,353 100.00%  633,336 100.00%   526,554 100.00%   462,781 100.00%
                   ------- ======   ------- ======   ------- ======    ------- ======    ------- ======

  Loans in process  23,407           19,698            7,320             3,695             3,694
  Deferred loan
   (costs) fees..     (928)            (448)            (268)              102               513
  Unearned
   discounts on
   loans
   purchased.....       21               15              (30)              145               177
  Allowance for
   loan losses...    6,850            6,702            6,186             5,465             5,452
                  --------         --------         --------          --------          --------
   Total loans
    receivable,
     net......... $824,862        $669,386          $620,128          $517,147          $452,945
                  ========        ========          ========          ========          ========
  Loans held
   for sale...... $ 52,049        $ 37,667          $ 67,248          $ 19,984          $ 49,612
                  ========        ========          ========          ========          ========
                                                        3

     Maturity of Loan Portfolio. The following table sets forth certain information at June 30, 2000, regarding the dollar amount of principal repayments becoming contractually due during the periods indicated for loans held for investment. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments, which significantly shorten the average life of loan portfolios and may cause the Savings Bank's actual repayment experience to differ from that shown below.


                                 After
                                 One     After     After
                                 Year    3 Years   5 years
                          Within Through Through   Through
                          One      3      5         10    Beyond
                          Year   Years   Years     Years  10 Years   Total
                          ----   -----   -----     -----  --------   -----
Mortgage loans:                       (Dollars in Thousands)

  One-to four-family..  $ 1,315 $   861 $   340   $12,894 $635,706  $651,116
  Multi-family........    1,566   8,830   7,570    14,074    9,397    41,437
  Commercial..........   36,265   6,696   1,155        30    1,761    45,907
  Construction........    2,477   8,247   9,696    15,716   10,875    47,011
Consumer loans........      127   1,415   1,844     4,316   39,916    47,618
Commercial business
 loans................   10,752   1,249   5,653     1,942      125    19,721
Other loans...........       --      --      --        --    1,402     1,402
   Total loans          ------- ------- -------   ------- --------  --------
    receivable........  $52,502 $27,298 $26,258   $48,972 $699,182  $854,212
                        ======= ======= =======   ======= ========  ========


     The following table sets forth the dollar amount of all loans held in the Savings Bank's portfolio due after June 30, 2001 which have fixed interest rates and have floating or adjustable interest rates.

                                                     Floating or
                                                     Adjustable
                                     Fixed-Rates        Rates
                                     -----------        -----
                                            (In Thousands)
Mortgage loans:
 One-to four-family...............     $25,269         $624,532
 Multi-family.....................          --           39,871
 Commercial.......................       1,801            7,842
Construction......................       3,778           40,755
Consumer loans....................      34,382           13,110
Commercial business loans.........       6,462            2,506
Other loans.......................          --            1,402
                                       -------         --------
   Total loans receivable.........     $71,692         $730,018
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

     One- to Four-Family Residential Real Estate Lending. The Savings Bank's predominant lending is the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in the communities where the Savings Bank has established full service branches and loan production offices. At June 30, 2000, $651.1 million, or 76.2% of the Savings Bank's loan portfolio consisted of permanent loans on one- to four-family residences.

     Due to the recent increases in interest rates during fiscal year 2000, the Savings Bank took proactive steps to ensure that its capital was not overly exposed to interest rate risk. In September 1999, the Savings Bank initiated several mitigation strategies to improve core capital and reduced exposure to interest rate risk. These strategies included reducing total assets through loan repayments, selling current production of single-family-residential mortgage loans, and extending the maturity of liabilities.

     The Savings Bank intends, subject to market conditions, to remix its balance sheet by decreasing the concentration of single-family residential mortgage loans within its loan portfolio and increasing the origination of commercial business and commercial real estate loans, and consumer loans. The Savings Bank also intends to decrease the percentage of certificates of deposits in its deposit base and to increase the percentage of core checking and savings deposits. This strategy is intended to improve core revenue through a higher net interest margin. For further information, reference is made to the Corporation's Annual Report for fiscal 2000 for details on the operating strategies.

     One- to four-family loans originated for portfolio increased by $10.3 million while construction, consumer and commercial business lending decreased by $1.2 million during fiscal 2000. At June 30, 2000, adjustable-rate loans comprised 85% of the Savings Bank's loan portfolio.

     The Savings Bank's residential mortgage loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). All government insured loans are generally underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development ("HUD") and the Veterans Association ("VA"). The Savings Bank's loan underwriters are approved as underwriters under HUD's delegated underwriter program.

     The Savings Bank offers adjustable rate mortgage ("ARM") loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Savings Bank meet the underwriting standards of the secondary markets. The Savings Bank offers several ARM products which adjust semi-annually or annually after an initial fixed period ranging from six months to seven years subject to a limitation on the annual increase of 1.0 to
2.0 percentage points and an overall limitation of 3.0 to 6.0 percentage points. The ARM loans in the Savings Bank's portfolio utilize the FHLB eleventh district cost of funds index ("COFI"), the London interbank offered rates index ("LIBOR"), the twelve month average Treasury index ("12 MAT) or the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year ("CMT"), plus a margin of 2.00% to 3.25%. Loans based on the Treasury CMT constitute a majority of the Savings Bank's loan portfolio. Currently, the Savings Bank does not originate COFI indexed loans but emphasizes products based on the one-year CMT and LIBOR, which respond more closely to changes in interest rates. The majority of the ARM loans in the portfolio at the present time have three, five or seven-year fixed periods prior to the first adjustment period. Loans of this type have inherent interest rate risk if market rates should rise during the initial fixed rate period.

     As of June 30, 2000, the Savings Bank had $82.1 million in mortgage loans that may be subject to negative amortization. Negative amortization involves a greater risk to the Savings Bank because during a period of high interest rates the loan principal balance may increase above the amount of the original loan up to 115% of the loan amount. However, the Savings Bank believes that the risk of default is reduced by the stability provided by payment schedules and has historically found that its origination of negative amortization loans has not resulted in higher amounts of non-performing loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.
The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a given interest rate and competitive environment.

     The retention of ARM loans, rather than fixed loans, in the Savings Bank's loan portfolio helps reduce exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest to be paid by the customer due to increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of re-pricing and the increased required payment from the borrower. Furthermore, because ARM loans originated by the Savings Bank generally provide, as a marketing incentive, for initial rates of interest below rates that would apply if the adjustment index plus the applicable margin were initially used for pricing. Such loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow the Savings Bank to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. In addition, because the COFI is a lagging market index, upward adjustments on these loans may occur more slowly than increases in the Savings Bank's cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these considerations, the Savings Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Savings Bank's cost of funds.

     The Savings Bank's present policy generally limits loan amounts to 97% of the appraised value or purchase price of a property, whichever is lower, for conventional loans. Higher loan-to-value ratios are available on certain government-insured programs. The Savings Bank generally requires private mortgage insurance on residential loans with loan-to-value ratios exceeding 80% at origination.

     Multi-Family Residential and Commercial Real Estate Lending. Historically, the Savings Bank has originated loans secured by multi-family residential and commercial real estate. At June 30, 2000, the Savings Bank's loans held for investment included $41.4 million in multi-family real estate loans and $45.9 million in commercial real estate loans, or 4.9% and 5.4%, respectively, of total loans receivable. Starting in the second quarter of fiscal 2000, the Savings Bank re-emphasized this type of lending and made the origination of multi-family and commercial real estate mortgage loans a priority. With the increased demand for these loans and the decline in delinquencies, the Savings Bank is broadening its consideration of these types of loans. At June 30, 2000, the Savings Bank had 98 multi-family and 172 commercial real estate loans in its portfolio, the largest of which was a commercial real estate loan with a balance of $5.0 million that was performing in accordance with its terms.

     Multi-family real estate loans originated by the Savings Bank are predominately adjustable rate loans with a term to maturity of 15 years based on a 30-year amortization schedule. Commercial real estate loans originated by the Savings Bank are also predominately adjustable rate loans with a term to maturity of ten years based on a 25-year amortization schedule. Rates on multi-family and commercial ARM loans generally adjust monthly, semi-annually or annually at a specific interval over the 12 MAT, subject to annual payment caps and life-of-loan interest rate caps. At June 30, 2000, $22.2 million, or 53.6%, of the Savings Bank's multi-family loans were secured by five to 36 unit projects, of which $7.4 million, or 17.9 %, were located in Riverside or San Bernardino Counties. The Savings Bank's commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, mini warehouses and small retail centers, substantially all of which are located in Southern California. The Savings Bank originates multi-family and commercial real estate loans in amounts ranging from $200,000 to $1.5 million. At June 30, 2000, the Savings Bank had 17 commercial real estate and multi-family loans with principal balances of over $1.0 million that totaled $29.5 million. Independent appraisers, engaged by the Savings Bank, perform appraisals on properties that secure multi-family real estate loans. Underwriting of multi-family and commercial loans includes a thorough analysis of the cash flows generated by the real estate to support the debt service and the financial resources, experience, and income level of the borrowers.

     Multi-family and commercial real estate lending affords the Savings Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. At June 30, 2000, approximately $20.9 million, or 50.5%, of the Savings Bank's multi-family loans and approximately $35.2 million, or 76.7%, of the Savings Bank's commercial real estate loans were secured by properties
located in Riverside or San Bernardino County.   The decline in real estate
values in the early 1990s were more pronounced with respect to multifamily and commercial real estate. Even though the Savings Bank's multi-family and commercial real estate loans are considered by management to be seasoned, and there has been an improvement in the market, there can be no assurance that the current market value of the properties securing these loans equals or exceeds the outstanding loan balance. At June 30, 2000, the Savings Bank had no multi-family or commercial real estate loans that were 60 days or more past due. See also "REGULATION -- Federal Regulation of Savings Associations -- Loans to One Borrower."

     Construction Lending. Prompted by improved economic conditions and increased residential housing demand in its primary market area, the Savings Bank actively originates two types of residential construction loans: (i) Short- term construction loans and (ii) Construction/permanent loans. At June 30, 2000, the Savings Bank's construction loans totaled $47.0 million, or 5.5% of total loans held for investment. This type of loan increased by $23.8 million, or 102.2%, during fiscal 2000, which is in line with the Savings Bank's operational strategy.

     The composition of the Savings Bank's construction loan portfolio was as follows:

                                                 At June 30,
                                 ------------------------------------------
                                        2000                  1999
                                 -------------------   --------------------
                                 Amount      Percent   Amount       Percent
                                 ------      -------   ------       -------
                                         (Dollars in thousands)

     Short-term construction    $12,958        28%     $ 3,043       13%
     Construction/permanent      34,053        72       20,206       87
                                -------       ---      -------      ---
                                $47,011       100%     $23,249      100%
                                =======       ===      =======      ===

Short term construction loans include three types of loans: (1) speculative constructions, (2) tract construction, and (3) custom construction.

     Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Savings Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant period of time after the completion of construction until the home buyer is identified. Rather than originating lines of credit to home builders to construct several homes at once, the Savings Bank originates and underwrites a separate loan for each home.

     The Savings Bank utilizes speculative loans to accommodate certain builders involved in a community reinvestment program. Under a maximum allowable line of credit each property is approved for 75% of the after rehabilitated value. The goal under this type of construction is the revitalization of the housing stock in certain targeted areas. The terms for these loans are 12 months, with interest rates above the prime rate. The Savings Bank also makes short-term construction loans to tract builders.
These loans are usually financed in phases and may require a certain amount of pre-sales before building may begin. Tract lending may also include the financing of models. The terms for tract loans range from 12 to 18 months with interest rates ranging from 1% to 2% above the prime lending rate.

     Unlike speculative construction loans, custom construction loans are also made to home buyers who, at the time of construction, have a signed contract with a contractor and the home buyer has a commitment for permanent financing for the finished home with the Savings Bank or another lender. Custom construction loans are generally originated for a term of 12 month, with fixed interest rates at the prime lending rate and with loan-to-value ratios of up to 80% of the appraised estimated value of the completed property.

     Construction/permanent loans are originated to the home owner rather than the home builder. When the construction portion of the loan is complete, the loan automatically rolls into the permanent phase. The construction phase of a construction/permanent loan generally lasts 9 to 12 months and the interest rate charged is generally fixed at prime or above and with a loan-to-value ratio of up to 80% of the appraised estimated value of the completed property. The interest rate charged on the construction portion is 0.25% to 1.25% higher as a protection against the risk of an increase in interest rates before the permanent loan is funded.

     The Savings Bank also provides construction financing for non-residential properties (i.e. construction multi-family and construction commercial properties). The Savings Bank has increased its commercial lending resources with the intent of increasing the amount of commercial real estate loan balances such as construction commercial and construction multi-family loans.

     Members of the Savings Bank's Loan Committee must approve all construction loans. Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Savings Bank reviews the existing or proposed improvements, identifies the market for the proposed project, and analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, the Savings Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Savings Bank requires that the borrower increase the loan amount or deposit their own funds into a loans-in-process account and the Savings Bank disburses additional loan proceeds consistent with the original loan-to-value ratio.

     The construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses. Disbursements are based on periodic on-site inspections by independent fee inspectors and Savings Bank personnel. At inception, the Savings Bank also requires borrowers to deposit funds to the loans-in-process account covering the difference between the actual cost of construction and the loan amount. The Savings Bank regularly monitors the construction loan portfolio and the economic conditions and housing inventory. The Savings Bank's property inspector performs property inspections. The Savings Bank believes that the internal monitoring system helps reduce many of the risks inherent in its construction lending.

     Construction lending affords the Savings Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Savings Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.
If the estimate of value upon completion proves to be inaccurate, the Savings Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Savings Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices. In addition, because the Savings Bank's construction lending is in its primary market area, changes in the local economy and real estate market could adversely affect the Savings Bank's construction loan portfolio.

     Consumer and Other Lending. At June 30, 2000, the Savings Bank's consumer loans totaled approximately $47.6 million, or 5.6%, of the Savings Bank's total loans. The Savings Bank has emphasized the origination of consumer loans, and, in particular, home equity lines of credit and equity loans due to higher yields than residential mortgage loans.

The Savings Bank anticipates that it will continue to be an active originator of home equity loans. At June 30, 2000, the home equity loans amounted to $45.8 million, or 96.2% of the consumer loans.

     The Savings Bank offers open-ended lines of credit on either a secured or unsecured basis. Secured lines of credit are generally secured by a second mortgage on the borrower's primary residence. Secured lines of credit have an interest rate that is one to two percentage points above the prime lending rate, as published in The Wall Street Journal, while the rate on overdraft lines of credit is ten percentage points above this prime lending rate. In addition, the Savings Bank offers savings lines of credit which have an interest rate that is four percentage points above the 11th district cost of fund. In all cases, the rate adjusts monthly.

     The Savings Bank offers closed-end, fixed-rate home equity loans that are made on the security of primary residences. Loans normally do not exceed 100% of the appraised or tax assessed value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 15 years requiring monthly payments of principal and interest.

     Consumer loans potentially have a greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At June 30, 2000, the Savings Bank had $13,000 in consumer loans accounted for on a nonaccrual basis.

     Commercial Business Lending. The Savings Bank has a business banking department in order to diversify its lending and increase the average portfolio yield. As of June 30, 2000, commercial business loans totaled $19.7 million, or 2.3% of total loans held for investment. These loans represent unsecured lines of credit and term loans secured by business property. The Savings Bank is actively seeking to expand its business banking activities.

Mortgage Banking Activities

     General. Mortgage banking involves the origination and sale of mortgage loans for the purpose of generating income on the sale of loans and fee income. The Savings Bank limits its mortgage banking lending activities to mortgage loans on one- to four-family properties. Mortgage banking generates income primarily from the sale of loans (which may be sold either servicing-retained or servicing-released) and, to a lesser extent, from servicing fees on loans sold on a servicing-retained basis. Given current pricing in the mortgage markets, the Savings Bank generally sells all of its loans on a servicing-released basis to cover the cost of loan origination. Mortgage banking also generates income from origination and loan fees. Generally, the level of loan sale activity and, therefore, its contribution to the Savings Bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the amount of loans originated by the Savings Bank and, thus, the amount of loan sales as well as origination and loan fees earned. Since its beginning more than a decade ago, mortgage operations have been marketed separately as Profed Mortgage. Today, the Savings Bank recognizes the importance of marketing Provident Bank and all of its elements as one complete financial solution. Profed Mortgage is now known as Provident Bank Mortgage. This name gives clients and prospects a greater sense of Provident Bank and allows the Savings Bank to market just one image rather than two.

     Loan Solicitation and Processing. The Savings Bank's mortgage banking operations combine both wholesale and retail loan origination. The Savings Bank's wholesale loan production operation utilizes a network of approximately 552 loan correspondents approved by the Savings Bank who originate and submit loans at a mark-up over the Savings Bank's daily published price. Similar to the prior year, wholesale loan originations accounted for 57.2% of loans originated for sale during the year ended June 30, 2000. The Savings Bank maintains a regional wholesale lending office in Rancho Cucamonga, California.

     The Savings Bank's retail loan production operations utilize loan officers and processors employed by the Provident Bank Mortgage division of the Savings Bank. The Savings Bank's loan agents generate retail loan originations through referrals from realtors, builders and customers. As of June 30, 2000, Provident Bank Mortgage operated two offices within the Savings Bank's facilities and five separate loan production offices located in Rancho Cucamonga, Glendora, Riverside, Hacienda Heights and Torrance in Southern California; and one retail office in Las Vegas, Nevada. Normally, the cost of originations from retail operations exceeds the cost of wholesale operations due to the burden of additional employees and greater overhead costs.
However, the revenue per mortgage for retail originations is generally higher since a portion of the origination fee mark-up is retained by the Savings Bank. Because wholesale loan production tends to decrease more dramatically than retail loan production during periods of higher interest rates, the Savings Bank is seeking to originate a greater proportion of its loans through its retail operations. Further, the Savings Bank believes that it is better able to attract repeat business and cross-sell other banking services to borrowers from its retail loan production operations.

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

     Loan Commitments and Rate Locks. The Savings Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions. Interest rate lock-ins are offered to prospective borrowers for up to a 60 day period. The borrower may lock in the rate at any time from application until the time they wish to close the loan. Occasionally, borrowers obtaining financing on new home developments are offered rate lock-ins up to 120 days from application. The Savings Bank had outstanding commitments to originate loans totaling $31.7 million at June 30, 2000. See Note 15 of Notes to Consolidated Financial Statements contained in Item 8 hereof. When the Savings Bank commits to a borrower to lock in an interest rate there is the risk to the Savings Bank that a rise in market interest rates will reduce the value of the mortgage before it can be closed and sold. To control the interest rate risk caused by mortgage banking activities, the Savings Bank uses forward sales agreements and over-the-counter put options related to mortgage-backed securities as a hedge. See "-- Mortgage Banking Activities -- Hedging Activities."

     Loan Origination and Other Fees. The Savings Bank generally receives origination points and loan fees. Origination points are a percentage of the principal amount of the mortgage loan which is charged to a borrower for funding a loan. The amount of points charged by the Savings Bank is generally 1% to 2%. Current accounting standards require points and fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment or sale. The Savings Bank had $931,000 of net deferred mortgage loan costs at June 30, 2000.

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

     The following table shows the Savings Bank's loan originations, repurchases, sales and principal repayments during the periods indicated.

                                                    Year Ended June 30,
                                               ----------------------------
                                                  2000     1999      1998
                                                  ----     ----      ----
                                                     (In Thousands)
   Loans originated for sale:
     Retail originations....................   $174,331  $262,656  $183,702
     Wholesale originations.................    232,890   350,882   283,744
                                               --------  --------  --------
         Total loans originated for sale....    407,221   613,538   467,446
                                               --------  --------  --------
   Loans sold (1):
     Servicing released.....................    388,583   648,141   424,246

     Servicing retained.....................      1,275     1,568       428
                                               --------  --------  --------
         Total loans sold...................    389,858   649,709   424,674
                                               --------  --------  --------
   Loans originated for portfolio:
     Mortgage loans:
       One- to four-family..................    194,213   183,961   195,287
       Multi-family.........................      3,100        --     2,644
       Commercial...........................      3,812     4,168       370
       Construction.........................     51,096    32,656    13,786
     Consumer loans.........................     15,672    30,574    10,760
     Commercial business loans..............      7,288    12,033     4,179
     Other loans............................      1,093       628       333
                                               --------  --------  --------
         Total loans originated for
          portfolio.........................    276,274   264,020   227,359
                                               --------  --------  --------
   Loans purchased:
     Mortgage loans:
       One- to four-family..................        703       425    20,065
       Commercial...........................      5,915     1,010        --
                                               --------  --------  --------
         Total loans purchased..............      6,618     1,435    20,065
                                               --------  --------  --------
   Mortgage loan principal repayments.......    129,392   222,455   146,234
   Real estate acquired in settlement
    of loans................................      1,144     1,775     6,932
   Increase  in other  items, net (2).......        139    14,622    13,215
                                               --------  --------  --------
   Net increase  in loans receivable, net...   $169,858  $ 19,676  $150,245
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

     Occasionally, the Savings Bank is required to repurchase loans sold to FHLMC, FNMA or private investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in a loan committed fraud. Such loans must be repurchased even though they may be performing. During the years ended June 30, 2000, 1999, and 1998, the Savings Bank purchased single-family mortgage loans, totaling $703,000, $425,000, and $3.1 million, respectively.

     Loan Servicing. The Savings Bank receives fees from a variety of institutional mortgage owners in return for performing the traditional services of collecting individual payments. At June 30, 2000, the Savings Bank was servicing $261.2 million of loans for others. The Savings Bank's loan servicing portfolio has decreased in recent years primarily because the Savings Bank has sold a larger portion of its loans on a servicing-released basis. So long as the Savings Bank continues to sell most mortgage loans with servicing released, the size of the mortgage servicing portfolio is expected to decrease. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Savings Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage.

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

     Under forward sales agreements, usually with FNMA, FHLMC or private investors, the Savings Bank is obligated to sell certain dollar amounts of mortgage loans that meet certain underwriting and legal criteria under specific terms before the expiration of the commitment period. These terms include the minimum maturity of loans, the yield to the purchaser, the servicing spread to the Savings Bank (if servicing is retained) and the maximum principal amount of the individual loans. Forward sales of mortgages in the pipeline protect the price of currently processed loans from interest rate fluctuations that may occur from the time the interest rate of the loan is fixed to the time of the sale. The amount of and delivery date of the forward sales commitments is based upon management's estimates as to the volume of loans that will close and the length of the origination commitment. Forward sales do not provide complete interest-rate protection, however, because of the possibility of fallout (i.e., the failure to close) during the origination process. Differences between volume and timing of actual loan originations and management's estimates can expose the Savings Bank to significant losses. If the Savings Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Savings Bank may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices. Similarly, if the Savings Bank has too many loans to deliver, the Savings Bank must sell additional cash forward commitments at current market prices. Generally, the Savings Bank seeks to maintain forward sales agreements equal to the closed loans held in inventory plus a portion of the loans the Savings Bank has rate locked and/or committed to close where the interest rate is fixed and which are projected to close. The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Savings Bank. To the extent that this strategy is not effective, the Savings Bank could have mark-to-market losses in its loans held for sale portfolio. For the year ended June 30, 2000, the Savings Bank had gains of $3.3 million attributable to sales of loans, which included hedging gains or losses. At June 30, 2000, the Savings Bank had outstanding commitments to sell loans totaling $49.6 million. See Note 15 of the Notes to Consolidated Financial Statements.

     In order to reduce the interest rate risk associated with commitments to originate loans that are in excess of forward sales commitments, the Savings Bank purchases over-the-counter options on treasury bonds and/or mortgage-backed securities. At June 30, 2000, the Savings Bank had $3.0 million put-option coverage outstanding.

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


                                                        At June 30,
                   --------------------------------------------------------------------------------------
                               2000                       1999                          1998
                   --------------------------- ----------------------------- ----------------------------
                                      90                            90                           90
                   60 - 89 Days  Days or More   60 - 90 Days   Days or More   60 - 89 Days  Days or More
                   ------------- ------------- -------------- -------------- -------------- -------------
                          Prin-         Prin-          Prin-          Prin-          Prin-          Prin-
                          cipal         cipal          cipal          cipal          cipal          cipal
                          Bal-          Bal-           Bal-           Bal-           Bal-           Bal-
                   Number ance   Number ance    Number ance    Number ance    Number ance    Number ance
                    of     of     of     of      of     of      of     of      of     of      of     of
                   Loans  Loans  Loans  Loans   Loans  Loans   Loans  Loans   Loans  Loans   Loans  Loans
                   -----  -----  -----  -----   -----  -----   -----  -----   -----  -----   -----  -----
                                                   (Dollars in Thousands)
Mortgage loans:
  One-to four-
   family........   11    $1,893     6    $749    3    $429     16   $1,764     1    $176      14  $1,700
  Multi-family...   --        --    --      --   --      --     --       --    --      --      --      --
  Commercial.....    4       647    --      --   --      --     --       --     1     422      --      --
  Construction...   --        --    --      --   --      --     --       --    --      --      --      --
Commercial
 business loans..   --        --    --      --   --      --     --       --    --      --      --      --
Consumer loans...   --        --     4       1    5      12     13       39     1       2       2      35
Other loans......   --        --    --      --   --      --     --       --    --      --      --      --
                   ---    ------   ---    ----  ---    ----    ---   ------   ---  ------     ---  ------
   Total.........   15    $2,540    10    $750    8    $441     29   $1,803     3    $600      16  $1,735
                    ==    ======    ==    ====    =    ====     ==   ======     =    ====      ==  ======

                                                        14

     The following table sets forth information with respect to the Savings Bank's non-performing assets and restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 at the dates indicated.

                                                  At June 30,
                                    ---------------------------------------
                                    2000    1999     1998     1997     1996
                                    ----    ----     ----     ----     ----
Loans accounted for on a
 non-accrual basis:
Mortgage loans:
 One-to four-family..........        $749  $1,165  $1,669   $3,667   $3,511
 Multi-family................          --      --      --    1,176      798
 Commercial..................          --      --     245      979(1)    --
 Consumer loans..............          13      39      18      150      108
                                   ------  ------  ------   ------   ------
 Total.......................         762   1,204   1,932    5,972    4,417
                                   ------  ------  ------   ------   ------
Accruing loans which are
 contractually past due
 90 days or more:
 One- to four-family.........          --     138      --      268       --
 Consumer....................          --      --      --        9       --
                                   ------  ------  ------   ------   ------
 Total.......................          --     138      --      277       --
                                   ------  ------  ------   ------   ------

Total nonaccruals
 and 90 days or more
 past due loans..............         762   1,342   1,932    6,249    4,417

Foreclosed real estate, net..       1,048   1,775   4,447    2,636    2,711
                                   ------  ------  ------   ------   ------
Total non-performing assets..      $1,810  $3,117  $6,379   $8,885   $7,128
                                   ======  ======  ======   ======   ======

Restructured loans...........      $1,481  $1,508  $2,074   $4,910   $4,905
                                   ======  ======  ======   ======   ======

Nonaccruals and 90 days or more
 past due loans as a percentage
 of loans receivable, net....        0.09%   0.20%   0.31%    1.21%    0.98%

Nonaccruals and 90 days or more
 past due loans as a percentage
 of total assets.............        0.07%   0.14%   0.24%    1.02%    0.76%

Non-performing assets as a
 percentage of total assets..        0.16%   0.33%   0.78%    1.44%    1.22%

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

     Interest income, which would have been recorded for the year ended June 30, 2000 had non-accruing loans been current in accordance with their original terms, amounted to approximately $304,000. The amount of interest included in the results of operations on such loans for the year ended June 30, 2000 amounted to approximately $234,000. Interest income foregone on restructured loans for such periods was not material.

     Foreclosed and Investment Real Estate. Real estate acquired by the Savings Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or market value less cost of sale. Subsequent declines in value are charged to operations.
At June 30, 2000, the Savings Bank had $1.0 million of foreclosed real estate, net of allowance for losses of $12,000. At June 30, 2000, the Savings Bank's foreclosed real estate was comprised of nine single-family properties.

     Investment real estate is carried at the lower of cost or fair market value. All costs of anticipated disposition are considered in the determination of fair value. The Savings Bank had $12.4 million of investment real estate, net of reserves of $20,000 at June 30, 2000, all of which was held by a wholly owned subsidiary.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset, classified as a loss, is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of allowances for loan losses established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention and monitored by the Savings Bank.

     The aggregate amounts of the Savings Bank's classified assets, including assets designated as special mention, were as follows at the dates indicated:

                                        At June 30,
                                    ------------------
                                     2000        1999
                                     ----        ----
                                  (Dollars in Thousands)

Doubtful......................      $    --    $    --
Substandard assets............        4,481      6,429
Special mention...............        6,018        891
                                    -------    -------
   Total...............             $10,499    $ 7,320
                                    =======    =======
Total classified and special
 mentioned assets as
 percentage of total assets...         0.91%      0.76%

     As set forth below, as of June 30, 2000, assets classified as substandard and special mention included 52 loans and properties totaling approximately $10.5 million.

                          Number
                            of                  Special
Type of Loan/Property     Loans   Substandard   Mention      Total
---------------------     -----   -----------   -------      -----
                                      (Dollars in Thousands)

One- to four-family....    23       $2,105      $  313      $ 2,418
Multi-family...........    --           --          --           --
Commercial real estate.     4        1,481       2,888        4,369
Construction...........     2           --         809          809
Commercial business....    16          208       2,005        2,213
Consumer...............     2            7           3           10
Real estate owned......     5          680          --          680
                          ---       ------      ------      -------
   Total...............    52       $4,481      $6,018      $10,499
                           ==       ======      ======      =======


     Not all of the Savings Bank's classified assets are delinquent or non-performing. In determining whether the Savings Bank's assets expose the Savings Bank to sufficient risk to warrant classification, the Savings Bank may consider various factors, including the payment history of the borrower, the loan-to-value ratio, and the debt coverage ratio of the property securing the loan. Upon consideration of these factors, the Savings Bank may determine that the asset in question, though not currently delinquent, presents a risk of loss that requires it to be classified or designated as special mention.
In addition, the Savings Bank's loan portfolio includes commercial and multi-family real estate loans with a balance exceeding the current market value of the collateral that are not classified because they are performing and have borrowers who have sufficient resources to support the payment of the loan.

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

     The allowance for loan losses is maintained to cover losses inherent in the portfolio of performing loans. The responsibility for the review of the Savings Bank's assets and the determination of the adequacy of the general valuation allowance lies with the Internal Asset Review Committee ("IAR"). This committee assigns the loss reserve ratio for each type of asset and reviews the adequacy of the allowance at least quarterly based on an evaluation of the portfolio, past experience, prevailing market conditions, concentration in loan types and other relevant factors. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured as prescribed in SFAS No. 114 (as amended by SFAS No. 118). The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowances at appropriate levels. Management presents a review of the allowance for loan losses to the Corporation's board of directors on a quarterly basis.

     At June 30, 2000, the Savings Bank had an allowance for loan losses of $6.9 million or 0.82% of gross loans held for investment. This compares to $6.7 million at June 30, 1999 which was 0.95% of gross loans held for
investment.   The provision for loan losses totaled $250,000 in fiscal 2000 compared to $525,000 in fiscal 1999. The Savings Bank's focus on expanding its investment in Consumer, Commercial Real Estate, Construction and Business Banking loans may lead to increased levels of charge-offs. However, management believes that the amount maintained in the allowance will be adequate, but not excessive, to absorb losses inherent in the portfolio. Although management believes that they use the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                                Year Ended June 30,
                                     --------------------------------------
                                     2000    1999    1998    1997    1996
                                     ----    ----    ----    ----    ----
                                              (Dollars in Thousands)

Balance at beginning of period....  $6,702  $6,186  $5,465  $5,452  $5,085

Recoveries:
Mortgage loans:
   One- to four-family............      17     129      11      11      16
   Multi-family...................      --      --     191      60     258
Commercial........................      --      --     173      38     315
Consumer..........................      14      36      29      --      --
Other.............................      --     135      --      27      --
                                    ------  ------  ------  ------  ------
     Total recoveries.............      31     300     404     136     589
                                    ------  ------  ------  ------  ------
Charge-offs:
Mortgage loans:
   One- to four-family............     125     201     187     457     214
   Multi-family...................      --      --       2     609     934
Commercial........................      --      52     580     309   1,335
Consumer loans....................       8      56     114      --      --
Other loans.......................      --      --      --       2      --
                                    ------  ------  ------  ------  ------
     Total charge-offs............     133     309     883   1,377   2,483
                                    ------  ------  ------  ------  ------
Net loan charge-offs..............     102       9     479   1,241   1,894

Provision for loan losses.........     250     525   1,200   1,254   2,261
                                    ------  ------  ------  ------  ------
Balance at end of period..........  $6,850  $6,702  $6,186  $5,465  $5,452
                                    ======  ======  ======  ======  ======
Allowance for loan losses as a
 percentage of gross loans held
 for investment...................    0.82%   0.95%   0.98%   1.04%   1.18%

Net loan charge-offs as a
 percentage of average loans
 outstanding during the period....    0.01    0.25    0.08    0.25    0.38

Allowance for loan losses as a
 percentage of nonperforming
 loans at end of period...........  904.46  499.48  320.19   87.45  123.42


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

                                                            At June 30,
                         --------------------------------------------------------------------------------
                              2000             1999            1998             1997           1996
                         --------------- ---------------- ---------------- --------------- --------------
                                 % of             % of             % of            % of           % of
                                 Loans in         Loans in         Loans in        Loans in      Loans in
                                 Each             Each             Each            Each           Each
                                 Cate-            Cate-            Cate-           Cate-          Cate-
                                 gory             gory             gory            gory           gory
                                 To               To               To              To             To
                                 Total            Total            Total           Total          Total
                         Amount  Loans    Amount  Loans    Amount  Loans    Amount Loans   Amount Loans
                         ------  -----    ------  -----    ------  -----    ------ -----   ------ -----
                                                       (Dollars in Thousands)
Mortgage loans:
  One- to four-family.  $1,780   76.23%   $1,588   76.48% $   972  80.08%  $  863  76.40%  $  930  70.77%
  Multi-family........     714    4.85       733    5.91      854   7.36      935   9.98    1,532  11.76
  Commercial..........   1,662    5.37     1,547    6.69    1,334   6.74    1,542   9.09    2,848  11.84
  Construction........     124    5.50        14    3.34       20   2.17        7   1.10       28   2.21
Consumer loans........     489    7.07        --    5.99      147   3.13      114   3.18      112   3.35
Commercial business
 loans................     243    0.82        --    1.47       --   0.45       --   0.19       --     --
Other loans...........      26    0.16        16    0.12        3   0.07        2   0.06        2   0.07
Unallocated...........   1,812     N/A     2,804     N/A    2,856    N/A    2,002    N/A       --    N/A
                        ------  ------    ------  ------   ------ ------   ------ ------   ------ ------
   Total allowance for
    loan losses.......  $6,850  100.00%   $6,702  100.00%  $6,186 100.00%  $5,465 100.00%  $5,452 100.00%
                        ======  ======    ======  ======   ====== ======   ====== ======   ====== ======

                                                         20

Investment Activities

     Federally chartered savings institutions are permitted under federal and state laws to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper and corporate debt securities. Savings institutions like the Savings Bank are also required to maintain an investment in FHLB stock. In addition, the Savings Bank is required to maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "REGULATION" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources" in Item 7 of this Report. At June 30, 2000, the Savings Bank's regulatory liquidity was 9.6%, which is in excess of the 4.0% required by OTS regulations.

     The investment policy of the Savings Bank, established by the Board of Directors and implemented by the Savings Bank's asset/liability committee, seeks to provide and maintain adequate liquidity, complement the Savings Bank's lending activities, and generate a favorable return on investments without incurring undue interest and credit risks. Investments are made based on certain considerations, which include yield, quality, maturity and marketability. The effect that the proposed investment would have on the Savings Bank's risk-based capital is also calculated during the evaluation.

     At June 30, 2000, the Corporation's investment securities portfolio totaled $199.3 million at amortized cost, which mainly consisted of federal agency obligations. A total of $23.5 million of the Corporation's federal agency obligations along with the FNMA, FHLMC and real estate investment trust ("REIT") investments were available for sale, all other securities were classified as held to maturity.


     The following table sets forth the composition of the Savings Bank's investment portfolio at the dates indicated.

                                                           At June 30,
                        --------------------------------------------------------------------------------
                                   2000                      1999                       1998
                        --------------------------- -------------------------  -------------------------
                                 Esti-                      Esti-                      Esti-
                        Amor-    mated              Amor-   mated              Amor-   mated
                        tized    Market             tized   Market             tized   Market
                        Cost     Value     Percent  Cost    Value     Percent  Cost    Value     Percent
                        ----     -----     -------  ----    -----     -------  ----    -----     -------
                                                   (Dollars in Thousands)
Investment securities
 available for sale
  FHLMC stock........   $     20  $   810   0.43%  $    20   $  1,160  0.01%  $    20  $   941    0.03%
  FNMA stock.........          1       73   0.04         1         95    --         1       85      --
  Equity securities..         49       32   0.02     1,071      1,095  0.58       500      500    0.67
  U.S. Treasury
   securities and
   obligations of
   other U.S.
   government
   agencies and
   corporations......     23,997   23,467  12.32     4,989      4,994  2.68        --       --      --
Investment securities
 held to maturity:
  U.S. Treasury
   securities and
   obligations of
   other U.S.
   government
   agencies and
   corporations......   175,214  166,029   87.17   179,803   175,992  96.71   73,975    73,884   99.23
  Other (1)..........        20       30    0.02        31        41   0.02       53        64    0.07
                       -------- --------  ------  --------  -------- ------  -------   -------  ------
     Total...........  $199,301 $190,441  100.00% $185,915  $183,377 100.00% $74,549   $75,474  100.00%
                       ======== ========  ======  ========  ======== ======  =======   =======  ======
----------------
(1)  Consists of mortgage-backed securities.




     The following table sets forth the maturities and weighted average yields of the investment securities in the Savings Bank's securities portfolio at June 30, 2000:

                                    Due in             Due                Due
                                   One Year       After One to           After
                                   or Less          Five Years        Five Years            Total
                               ---------------   ---------------   ----------------   ----------------
                               Amount    Yield   Amount    Yield   Amount     Yield   Amount     Yield
                               ------    -----   ------    -----   ------     -----   ------     -----
                                                           (Dollars in Thousands)
Held to maturity.............  $    --     --    $48,262   6.18%   $126,972   6.29%   $175,234   6.26%
Available for sale...........       --     --     11,997   6.87      12,000   7.06      23,997   6.97
                               -------   ----    -------   ----    --------   ----    --------   ----
Total........................  $    --     --    $60,259   6.32%   $138,972   6.36%   $199,231   6.34%
                               =======   ====    =======   ====    ========   ====    ========   ====


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

     The Savings Bank currently offers certificates of deposit for terms not exceeding 5 years. As illustrated in the following table, certificates of deposit accounted for 66.1% of the Savings Bank's deposit portfolio at June 30, 2000. The Savings Bank intends to attempt to reduce the overall cost of its deposit portfolio by increasing its consumer checking account base and by expanding into business banking. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the Corporation's Annual Report, which is included herein as Exhibit 13.

     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 2000.

Weighted                                                             Per-
Average                                                              centage
Interest               Checking and            Minimum               of Total
Rate      Term         Savings Deposits        Amount    Balance     Deposits
----      ----         ----------------        ------    -------     --------
                                                      (In Thousands)

2.88%  N/A             Savings Accounts        $     10  $ 86,417     12.41%
2.08   N/A             NOW Accounts                  --    92,115     13.23
3.77   N/A             Money Market Accounts         --    57,258      8.22

                       Certificates of Deposit
                       -----------------------
5.20  18-36 Months     Variable CD                1,000     2,099      0.30
5.21  90 Days or Less  Fixed-term, fixed rate     1,000    41,532      5.96
3.96  4 Months         Fixed-term, fixed rate     1,000       434      0.06
3.94  5 Months         Fixed-term, fixed rate     1,000     2,150      0.31
5.38  6-7 Months       Fixed-term, fixed rate     1,000    15,578      2.24
5.52  9 Months         Fixed-term, fixed rate     1,000    30,888      4.44
5.62  1 Year           Fixed-term, fixed rate     1,000   167,661     24.07
5.88  15 Months        Fixed-term, fixed rate     1,000    44,354      6.37
5.83  18 Months        Fixed-term, fixed rate     1,000    28,331      4.07
5.94  20 Months        Fixed-term, fixed rate     1,000    23,732      3.41
6.00  2 Years          Fixed-term, fixed rate     1,000    40,464      5.81
6.36  3 Years          Fixed-term, fixed rate     1,000    35,075      5.04
5.70  4 Years          Fixed-term, fixed rate     1,000     1,545      0.22
5.82  5 Years          Fixed-term, fixed rate     1,000    18,334      2.63
8.00  8 Years          Fixed-term, fixed rate     1,000       155      0.02
3.68  10 Years         Fixed-term, fixed rate     1,000       158      0.02
6.01  Negotiable       Jumbo-negotiable rate    100,000     8,178      1.17
----                                                     --------    ------

4.67%                                                    $696,458    100.00%
                                                         ========    ======

     The following table indicates the amount of the Savings Bank's certificates of deposit in amounts of $100,000 or more by time remaining until maturity as of June 30, 2000.

Maturity Period                            Amount
---------------                            ------
                                       (In Thousands)

Three months or less................      $ 39,072
Over three through six months.......        18,540
Over six through 12 months..........        28,777
Over 12 months......................        34,375
                                          --------
   Total............................      $120,764
                                          ========

     Deposit Flow. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amount of deposits in the various types of accounts offered by the Savings Bank at and between the dates indicated.

                                            At June 30,
                      -------------------------------------------------------
                                 2000                        1999
                      ---------------------------   -------------------------
                                Percent                     Percent
                                  of    Increase              of     Increase
                       Amount   Total  (Decrease)   Amount   Total  (Decrease)
                       ------   -----  ----------   ------   -----  ----------

Non-interest-
 bearing............ $ 18,185    2.61%  $  3,421  $ 14,764    2.33% $  3,996
NOW checking........   73,930   10.62     13,251    60,679    9.58    14,817
Regular savings
 accounts...........   86,417   12.41      5,309    81,108   12.82    18,907
Money market deposit   57,258    8.22    (11,577)   68,835   10.88    (2,658)
Fixed-rate
 certificates which
 mature:
 Within 1 year......  319,044   45.81    (43,777)  362,821   57.33    28,441
 After 1 year, but
  within 2 years....   95,133   13.66     77,014    18,119    2.86   (17,791)
 After 2 years, but
 within 5 years.....   43,800    6.29     24,643    19,157    3.03      (429)
  After 5 years.....      158    0.02        (66)      224    0.03       224
Other...............    2,533    0.36     (4,641)    7,174    1.14     4,349
                     --------  ------   --------  --------  ------   -------
     Total.......... $696,458  100.00%  $ 63,577  $632,881  100.00%  $49,856
                     ========  ======   ========  ========  ======   =======

     Time Deposits by Rates. The following table sets forth the time deposits in the Savings Bank categorized by rates at the dates indicated.

                                             At June 30
                               ---------------------------------------
                                  2000          1999          1998
                                  ----          ----          ----
                                           (In Thousands)

Below 3.00%                     $    241      $    199      $    184
3.00 - 4.49%                      13,724        81,691         7,104
4.50 - 5.49%                     155,861       260,349       175,701
5.50 - 6.49%                     234,992        63,110       206,939
6.50 - 7.49%                      55,695         1,997         2,462
Over 7.50%                           155           149           311
                                --------      --------      --------
  Total                         $460,668      $407,495      $392,701
                                ========      ========      ========

     Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at June 30, 2000.

                                              Amount Due
                         ----------------------------------------------------
                         Less Than   1-2     2-3     3-4     After
                         One Year    Years   Years   Years   4 Years   Total
                         --------    -----   -----   -----   -------   -----
                                             (In Thousands)

Below 3.00%............ $    175  $    36  $    --  $   --  $   30  $    241
3.00 - 4.49%...........   12,892      361       98     245     128    13,724
4.50 - 5.49%...........  148,943    3,240    1,819   1,245     614   155,861
5.50 - 6.49%...........  142,834   71,193   19,314     503   1,148   234,992
6.50 - 7.49%...........   15,867   21,030   17,277     182   1,339    55,695
Over 7.49%.............       --       --      155      --      --       155
                        --------  -------  -------  ------  ------  --------
   Total............... $320,711  $95,860  $38,663  $2,175  $3,259  $460,668
                        ========  =======  =======  ======  ======  ========

     Deposit Activity. The following table sets forth the deposit activities of the Savings Bank for the periods indicated.

                                           Year Ended June 30,
                                    -----------------------------
                                      2000      1999       1998
                                    --------  --------   --------
                                              (In Thousands)

       Beginning balance.........   $632,881  $583,025   $508,759

       Net deposits before
        interest credited........     33,191    28,493     52,020

       Interest credited.........     30,386    21,363     22,246
                                    --------  --------   --------
       Net increase in deposits..     63,577    49,856     74,266
                                    --------  --------   --------
       Ending balance............   $696,458  $632,881   $583,025
                                    ========  ========   ========

     Borrowings. The FHLB-San Francisco functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, the Savings Bank is required to own capital stock in the FHLB-San Francisco and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Savings Bank utilizes advances from the FHLB-San Francisco as an alternative to retail deposits to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-San Francisco has, from time to time, served as the Savings Bank's primary borrowing source. Advances from the FHLB-San Francisco are typically secured by the Savings Bank's first mortgage loans. At June 30, 2000, the Savings Bank had $338.3 million of borrowings from the FHLB-San Francisco at a weighted average rate of 6.35%. Such borrowings mature between 2000 and 2005. In addition to FHLB advances, the Savings Bank, through its subsidiary, assumed a loan to facilitate the purchase of an investment property in downtown Riverside. This loan has a maturity date of July 1, 2001. The following tables set forth certain information regarding borrowings by the Savings Bank at the dates and for the periods indicated:

                                                        At June 30,
                                              -----------------------------
                                                2000       1999      1998

Balance outstanding at end of period:             (Dollars in Thousand)
  FHLB advances............................   $338,338   $214,506  $132,114
  A loan to facilitate purchase of
   investment property.....................      3,330         --        --
Weighted average rate:
  FHLB advances............................       6.35%      5.25%     5.70%
  A loan to facilitate purchase of
   investment property.....................       8.25%        --        --

                                                        At June 30,
                                              -----------------------------
                                                2000       1999      1998
                                              --------   --------  --------
Maximum amount of borrowings outstanding          (Dollars in Thousands)
 at any month end:
  FHLB advances............................   $392,342   $214,506  $132,114
  A loan to facilitate purchase of
   investment property.....................      3,543         --        --
Short-term borrowings outstanding with
 respect to:
  FHLB advances............................    225,000    100,825   121,500
Weighted average short-term borrowing
 rate with respect to:
  FHLB advances............................       6.11%      5.42%     5.69%

Subsidiary Activities

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Savings Bank's investment in its service corporations did not exceed these limits at June 30, 2000.

     The Savings Bank has three wholly owned subsidiaries: Profed Mortgage, Inc., Provident Financial Corp. ("Provident Financial") and First Service Corporation ("First Service"). Provident Financial participated in a number of real estate joint ventures in the 1980s, with the last joint ventures entered into in 1989. The final joint venture was concluded with the sale of the remaining land in July 1995. Provident Financial's current activities include: (i) acting as trustee for the Savings Bank's real estate transactions, (ii) engaging in annuity sales and providing brokerage services at branch offices of the Savings Bank, (iii) selling property and life insurance, primarily to Savings Bank customers, and (iv) holding real estate for investment. In December 1999, Provident Financial purchased an office building in downtown Riverside for $11.7 million. The purchase was made with the proceeds from the sale of a property in west Los Angeles and the assumption of a loan for $3.5 million. Other real estate held for investment by Provident Financial at June 30, 2000 totaled $1.0 million. Profed Mortgage, Inc., which formerly contained the Savings Bank's mortgage banking activities that are currently conducted by the Savings Bank's Provident Bank Mortgage Division, and First Service are currently inactive. At June 30, 2000, the Savings Bank's investment in its subsidiaries was $7.6 million.


                                  REGULATION

General

     The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners Loan Act and, in certain respects, the Federal Deposit Insurance Act, and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank is required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Savings Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Savings Bank and their operations.

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS has extensive authority over the operations of savings associations. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Savings Bank's OTS assessment for the fiscal year ended June 30, 2000 was $178,000.

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner.

     The Savings Bank, as a member of the FHLB-San Francisco, is required to acquire and hold shares of capital stock in the FHLB-San Francisco in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-San Francisco. The Savings Bank is in compliance with this requirement with an investment in FHLB-San Francisco stock of $17.3 million at June 30, 2000.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-San Francisco.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Savings Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of the Savings Bank's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or
(iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates.

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about six basis points for each $100 in domestic deposits for SAIF members while BIF insured institutions pay an assessment equal to about 1.50 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

     The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Savings Bank.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable accounts deposit plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet liquidity requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At June 30, 2000, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Savings Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings associations, including the Savings Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2000, the Savings Bank met the test and its QTL percentage was 81.90%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to
the BIF.   If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Savings and Loan Holding Company Regulations."

     Capital Requirements. Federally insured savings associations, such as the Savings Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At June 30, 2000, the Savings Bank had tangible capital of $74.5 million, or 6.56% of adjusted total assets, which is approximately $57.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At June 30, 2000, the Savings Bank had core capital equal to $74.5 million, or 6.56% of adjusted total assets, which is $40.4 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

     On June 30, 2000, the Savings Bank had total risk-based capital of approximately $81.7 million, including $74.5 million in core capital and $7.2 million in qualifying supplementary capital, and risk-weighted assets of $608.9 million, or total capital of 13.42% of risk-weighted assets. This amount was $33.0 million above the 8% requirement in effect on that date.

     The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on the Corporation or the Savings Bank may have a substantial adverse effect on their operations and profitability.

      Limitations on Capital Distributions. The OTS imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association's mutual to stock conversion.

     The Savings Bank may make a capital distribution without OTS approval provided that the Savings Bank notify the OTS 30 days before it declares the capital distribution and that the following requirements are met: (i) the Savings Bank has a regulatory rating in one of the two top examination categories, (ii) the Savings Bank is not of supervisory concern, and will remain adequately or well capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed the Savings Bank's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Savings Bank does not meet these stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

     In the event the Savings Bank's capital falls below its regulatory requirements or the OTS notifies it that it is in need of more than normal supervision, the Savings Bank's ability to make capital distributions will be restricted. In addition, no distribution will be made if the Savings Bank is notified by the OTS that a proposed capital distribution would constitute an unsafe and unsound practice, which would otherwise be permitted by the regulation.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At June 30, 2000, the Savings Bank's limit on loans to one borrower was $16.2 million. At June 30, 2000, the Savings Bank's largest single loan to one borrower was $5.0 million, which was performing according to its original terms.

     Activities of Associations and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound Savings Banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member Savings Bank. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Savings Bank include the Corporation and any company which is under common control with the Savings Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a Savings Bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

     Community Reinvestment Act. Under the federal Community Reinvestment Act ("CRA"), all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal Savings Banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Savings Bank received a "satisfactory" rating as a result of its latest evaluation.

     Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $27,500 per day, or $1.1 million per day in especially egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Savings and Loan Holding Company Regulations

     The Corporation is a unitary savings and loan company subject to regulatory oversight of the OTS. Accordingly, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to a serious risk to the subsidiary savings association.

     Acquisitions. Federal law and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Activities. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Savings Bank and any other subsidiaries (other than the Savings Bank or any other SAIF insured savings association) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution,
(iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for Savings Bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Qualified Thrift Lender Test. If the Savings Bank fails the qualified thrift lender test, within one year the Corporation must register as, and will become subject to, the significant activity restrictions applicable to Savings Bank holding companies. See "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test" for information regarding the Savings Bank's qualified thrift lender test.

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

     Tax Bad Debt Reserves.   For taxable years beginning prior to January 1,
1996, savings institutions such as the Savings Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Savings Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Savings Bank's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Savings Bank's actual loss experience over a period of several years. Each year the Savings Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. The Savings Bank used the experience method bad debt deduction for the taxable year ended June 30,1999.

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

     Under prior law, if the Savings Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would have been unable to make additions to its bad debt reserve. Instead, the Savings Bank would have been required to deduct bad debts as they occurred and would have additionally been required to recapture its bad debt reserve deductions ratably over a multi-year period. At June 30, 2000, the Savings Bank's total bad debt reserve for tax purposes was approximately $9.2 million. Among other things, the qualifying thrift definitional tests required the Savings Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Savings Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Corporation that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Savings Bank's taxable income. Non-dividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Savings Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Savings Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the amount distributed will be includable in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

     Other Matters.   The Internal Revenue Service has audited the Savings
Bank's income tax returns through 1996 and the California Franchise Tax Board has audited the Savings Bank through tax year 1990.


State Taxation

     California. The California franchise tax rate applicable to the Savings Bank equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Savings Bank). At June 30, 2000, the total net state tax rate was 7.1%. Bad debt deductions are available in computing California franchise taxes using the specific charge-off method. The Savings Bank and its California subsidiaries file California state franchise tax returns on a combined basis. The Corporation will be treated as a general corporation subject to the general corporate tax rate.

     Delaware. As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Competition

     The Savings Bank faces significant competition in its market area in both originating real estate loans and attracting deposits. The rapid population growth in Riverside County has attracted numerous financial institutions to the Savings Bank's market areas. The Savings Bank's primary competitors are large regional and super-regional commercial banks as well as other community-oriented banks and savings institutions. The Savings Bank also faces competition from credit unions and a large number of mortgage companies that operate within its market area. Many of these institutions are significantly larger than the Savings Bank and therefore have greater financial and marketing resources than the Savings Bank. The Savings Bank's mortgage banking operations also face strong competition from other mortgage bankers and brokers as well as other financial institutions. Such competition may limit the Savings Bank's growth and profitability in the future.

Personnel

     As of June 30, 2000, the Savings Bank had 271 full-time and 86 part-time employees. The employees are not represented by a collective bargaining unit and the Savings Bank believes its relationship with its employees to be good.

Item 2. Properties
------------------

     At June 30, 2000, the net book value of the Savings Bank's property (including land and buildings) and its fixtures, furniture and equipment was $7.5 million. The Savings Bank's home office, which is owned by the Savings Bank, is located in Riverside, California. In addition, the Savings Bank has nine branch offices, of which eight are in Riverside County in the cities of Riverside (2), Moreno Valley (2), Hemet, Sun City, Rancho Mirage and Blythe, California and one is in Redlands, California in San Bernardino County. Six of the Savings Bank's branch offices are owned by the Savings Bank and three are leased. The leases expire in 2001 and 2002. The Savings Bank also has six separate loan production offices, which are located in Riverside, Rancho Cucamonga, Glendora, Hacienda Heights and Torrance, California and Las Vegas, Nevada. All of these offices are leased. The leases expire from 2000 to 2003.


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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
         Matters
         -------

     The information required herein is incorporated by reference from page 43 of the Corporation's Annual Report. As of June 30, 2000, there were approximately 408 registered stockholders of record.

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

Item 6.  Selected Financial Data
--------------------------------

     The information required herein is incorporated by reference from pages 4 and 5 of the Corporation's Annual Report, which is included herein as Exhibit
13. The following table sets forth quarterly financial data.

                   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       2000
                                 --------------------------------------------
                                         Fourth    Third    Second    First
                                 Total   Quarter   Quarter  Quarter   Quarter
                                 -----   -------   -------  -------   -------
(Dollars in Thousands, Except
 per share)

Interest income............     $77,696  $20,554   $20,703  $19,269   $17,170
Interest expense...........      48,725   13,376    13,363   11,907    10,079
                                -------  -------   -------  -------   -------
Net interest income........      28,971    7,178     7,340    7,362     7,091
Noninterest income.........       8,802    3,124     1,569    1,893     2,216
Provision for loan losses..         250       75       175       --        --
Noninterest expense........      24,957    6,362     6,024    6,056     6,515
                                -------  -------   -------  -------   -------
Earnings before taxes......      12,566    3,865     2,710    3,199     2,792
Taxes on income............       5,310    1,649     1,128    1,351     1,182
                                -------  -------   -------  -------   -------
Net earnings...............      $7,256   $2,216    $1,582   $1,848    $1,610
                                 ======   ======    ======   ======    ======
Per common share:
Per share earnings, diluted       $1.96    $0.63     $0.45    $0.49     $0.41
                                  =====    =====     =====    =====     =====

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain information required herein is incorporated by reference from pages 20 through 42 of the Corporation's Annual Report, which is included herein as Exhibit 13.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Quantitative Aspects of Market Risk. The Savings Bank does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. Furthermore, the Savings Bank is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Savings Bank's interest-earning assets and interest-bearing liabilities, see the tables under "Item 1. Business -- Lending Activities -- Maturity of Loan Portfolio," "--Investment Activities" and "--Deposit Activities and Other Sources of Funds -- Time Deposits by Maturities" contained herein.

     Qualitative Aspects of Market Risk. The Savings Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Savings Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to decrease the interest-rate sensitivity of the Bank's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and the selling of fixed-rate, one- to four-family mortgage loans. In addition, the Savings Bank maintains an investment portfolio of U.S. Government and agency securities with contractual maturities of between zero and ten years. The Savings Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Savings Bank promotes transaction accounts and certificates of deposit with terms up to five years. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

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

                                                        Year Ended June 30,
                           ------------------------------------------------------------------------------
                                     2000                      1999                        1998
                           ------------------------ -------------------------- --------------------------
                                             Average                    Average                   Average
                           Average           Yield/ Average             Yield/ Average             Yield/
                           Balance  Interest Cost   Balance  Interest   Cost   Balance   Interest  Cost
                           -------  -------- ----   -------  --------   ----   -------   --------  ----
                                                     (Dollars in Thousands)
Interest-earning assets:
 Loans receivable, net
 (1)(2).................   $850,717 $64,004  7.52%  $707,799  $52,217   7.38%  $613,853  $46,305   7.55%
 Investment securities..    203,061  12,707  6.26    105,277    6,448   6.13     52,361    3,257   6.22
 FHLB stock.............     17,129     939  5.48      7,496      381   5.08      5,214      303   5.81
 Interest-earning
  deposits..............        841      46  5.47      5,717      268   4.69      4,358      231   5.31
                         ---------- -------  ----   --------  -------   ----   --------  -------   ----
     Total interest-
      earning assets....  1,071,748  77,696  7.25    826,239   59,314   7.17    675,605   50,096   7.41
                         ---------- -------         --------  -------          --------  -------
Non-interest-earning
 assets.................     47,322                   35,486                     27,502
                         ----------                 --------                   --------
      Total assets...... $1,119,070                 $861,725                   $703,107
                         ==========                 ========                   ========
Interest-bearing
 liabilities:
 Passbook accounts......   $ 85,204   2,391  2.81   $ 73,974    2,399   3.24   $ 50,010    1,216   2.43
 Demand and negotiable
  order of withdrawal
  ("NOW") accounts......    150,097   3,973  2.65    140,157    3,677   2.62    119,571    3,470   2.90
 Certificate accounts...    454,059  24,011  5.29    401,286   21,012   5.24    368,501   21,025   5.71
                         ---------- -------  ----   --------  -------   ----   --------  -------   ----
     Total deposits.....    689,360  30,375  4.41    615,417   27,088   4.40    538,082   25,711   4.78

 FHLB advances..........    314,488  18,131  5.77    139,240    7,275   5.22     64,228    3,695   5.75
 Other borrowings.......      2,032  219(5) 10.78        167        9   5.38        206       11   5.34
                         ---------- -------  ----   --------  -------   ----   --------  -------   ----
     Total interest-
      bearing
      liabilities.......  1,005,880  48,725  4.84    754,824   34,372   4.55    602,516   29,417   4.88
                         ---------- -------         --------  -------          --------  -------
 Non-interest-bearing
  liabilities...........     26,622                   22,652                     16,602

                         ----------                 --------                   --------
 Total liabilities......  1,032,502                  777,476                    619,118
                         ----------                 --------                   --------
 Stockholders' equity...     86,568                   84,249                     83,989
                         ----------                 --------                   --------
     Total liabilities
      and stockholders'
      equity............ $1,119,070                 $861,725                   $703,107
                         ==========                 ========                   ========

 Net interest income....            $28,971                   $24,942                    $20,679
                                    =======                   =======                    =======
 Interest rate spread
  (3)...................                     2.41%                      2.62%                      2.53%
 Net interest margin
  (4)...................                     2.70%                      3.01%                      3.06%
 Ratio of average
  interest-earning
  assets to average
  interest-bearing
  liabilities...........     106.55%                  109.46%                    112.13%

(1)  Includes loans available for sale.
(2)  Includes deferred loan fee amortization of ($270,000), ($585,000) and ($752,000) for the years ended
     June 30, 2000, 1999 and 1998, respectively.
(3)  Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(4)  Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.
(5)  Includes nine-months of Special Employee Retirement Program accruals, totaling $51,300.

                                                        39

     Yields Earned and Rates Paid. The following table sets forth (on a consolidated basis) for the periods and at the dates indicated the weighted average yields earned on the Savings Bank's assets and the weighted average interest rates paid on the Savings Bank's liabilities, together with the net yield on interest-earning assets.

                                     4th Quarter       Year Ended June 30,
                                        Ended      --------------------------
                                       June 30,
                                        2000         2000     1999     1998
                                        ----         ----     ----     ----
Weighted average yield on:
Loans receivable (1)..............      7.64%        7.52%    7.52%    7.55%
Investment securities.............      6.25         6.26     6.25     6.22
FHLB stock........................      9.03         5.48     5.24     5.81
Interest-earning deposits.........      7.12         5.47     4.94     5.31
All interest-earning assets.......      7.41         7.25     7.25     7.41
Weighted average rate paid on:
Passbook accounts.................      2.89         2.81     3.06     2.43
Demand and NOW accounts...........      2.53         2.65     2.59     2.90
Certificate accounts..............      5.60         5.29     4.95     5.71
FHLB advances.....................      5.60         5.77     5.25     5.75
Other borrowings..................      8.01        10.78     5.14     5.34
All interest-bearing liabilities..      5.14         4.84     4.44     4.88

Interest rate spread (spread
 between weighted average rates
 on all interest-earning assets
 and all interest-bearing
 liabilities).....................      2.27         2.41     2.80     2.53
Net interest margin (net
 interest income as a
 percentage of average
 interest-earning assets).........      2.61         2.70     3.04     3.06

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

                           Year Ended June 30,                   Year Ended June 30,
                          2000 Compared to Year                 1999 Compared to Year
                           Ended June 30, 1999                   Ended June 30, 1998
                        Increase (Decrease) Due to            Increase (Decrease) Due to
                      -----------------------------------  ------------------------------------
                                         Rate/                                 Rate/
                       Rate    Volume    Volume    Net       Rate     Volume   Volume     Net
                       ----    ------    ------    ---       ----     ------   ------     ---
                                                 (In Thousands)
Interest income:
  Loans Receivable
   (1).............   $1,035   $10,543    $209   $11,787   ($1,032)   $7,102   ($158)   $5,912
  Investment
   securities......      137     5,995     127     6,259       (49)    3,289     (49)    3,191
  FHLB stock.......       30       490      38       558       (38)      133     (17)       78
  Interest-bearing
   deposits........       45      (229)    (38)     (222)      (27)       72      (8)       37
                      ------   -------  ------   -------    ------   -------   -----    ------
   Total net change
    in income on
    interest earning
    assets.........    1,247    16,799     336    18,382    (1,146)   10,596    (232)    9,218
                      ------   -------  ------   -------    ------   -------   -----    ------
Interest bearing
 liabilities:
Passbook accounts..     (323)      364     (49)       (8)      406       583     194     1,183
Demand and NOW
 accounts..........       33       261       2       296      (333)      597     (57)      207
Certificate accounts     208     2,764      27     2,999    (1,729)    1,870    (154)      (13)
FHLB advances......      753     9,156     947    10,856      (340)    4,317    (397)    3,580
Other borrowings...        9       100     101       210        --        (2)     --        (2)
                      ------   -------   -----   -------    ------   -------   -----    ------
Total net change in
 expense on interest
 bearing Liabilities     680    12,645   1,028    14,353    (1,996)    7,365    (414)    4,955
                      ------   -------  ------   -------    ------   -------   -----    ------
Net change in net
 Interest income...     $567    $4,154   $(692)  $4,029       $850    $3,231    $182    $4,263
                        ===     ======   =====   ======       ====    ======    ====    ======

(1)  Includes loans available for sale.  For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

                                                        41

     Impact of New Accounting Pronouncements. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This SFAS No. 133 has been amended by SFAS No. 137 to extend implementation of SFAS No. 133 for one year to all fiscal quarters beginning after June 15, 2000.

     The Corporation has reviewed and inventoried all options and embedded derivatives underlying loans in its portfolio and has concluded that the Corporation is not qualified for hedged accounting. The majority of the derivatives are closely related to the underlying contracts, and those which are not, have an immaterial effect to the Corporation's overall financial statements.

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

     Subsequent Events. No major subsequent events have occurred which has material impact to the financial statements.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The information required herein is incorporated by reference from pages 15 through 42 of the Corporation's Annual Report, which is included herein as
Exhibit 13.


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

          Executive Officers of the Corporation and Savings Bank

                      Age at                   Position
                     June 30,  ---------------------------------------------
 Name                 2000     Corporation                  Savings Bank
 ----                 ----     -----------                  ------------

Craig G. Blunden       52      President, Chief        President, Chief
                               Executive Officer       Executive Officer and
                               and Director            Director

Brian M. Riley         35      Chief Financial         Senior Vice President
                               Officer                 and Chief Financial
                                                       Officer

Robert G. Schrader     61      Secretary               Executive Vice
                                                       President, Chief
                                                       Operating Officer
                                                       Secretary and Director

Donald L. Blanchard    50      N/A                     Senior Vice President,
                                                       Retail Banking

Lilian Brunner         45      N/A                     Senior Vice President
                                                       Chief Information
                                                       Officer

Richard L. Gale        49      N/A                     Senior Vice President,
                                                       Mortgage Banking

(1) Mr. Riley resigned from his positions at the Corporation and the Savings Bank effective September 20, 2000. Mr. Wenzel D. Likness is serving as Acting Chief Financial Officer, effective upon the date of Mr. Riley's resignation, until a replacement for Mr. Riley is found.

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

     Brian M. Riley who joined the Savings Bank in 1997, was previously Executive Vice President/Chief Financial Officer for Metro Commerce Bank from 1992 to 1997. He resigned from the Corporation and the Savings Bank effective September 20, 2000.

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

     Lilian Brunner, who joined the Savings Bank in 1993, was general auditor prior to being promoted to Chief Information Officer in 1997.

     Richard L. Gale, who joined the Savings Bank in 1988, has served as President of the Provident Bank Mortgage division since 1989. Mr. Gale has held his current position with the Savings Bank since 1993.

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

                 Consolidated Financial Statements

                  (a)  Consolidated Balance Sheets, June 30, 2000 and 1999
                  (b)  Consolidated Statement of Operations For the Years
                         Ended June 30, 2000, 1999 and 1998
                  (c)  Consolidated Statement of Stockholders' Equity For
                         the Years Ended June 30, 2000, 1999 and 1998
                  (d)  Consolidated Statement of Cash Flows For the Years
                         Ended June 30, 2000, 1999 and 1998
                  (e)  Notes to Consolidated Financial Statements

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

              10.5 1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation's proxy statement dated December 12, 1996)

              10.6 Severance Agreement with Richard Gale (incorporated by reference to Exhibit 10.6 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1998)

              10.7 Severance Agreement with Brian Riley (incorporated by reference to Exhibit 10.7 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1998)

             10.8 Severance Agreement with Donald Blanchard (incorporated by reference to Exhibit 10.8 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1998)

              13.   Annual Report to Stockholders

              21.   Subsidiaries of Registrant

              23.   Consent of Independent Accountants

              27.   Financial data schedule

         (b) The Corporation did not file any Reports on Form 8-K during the quarter ended June 30, 2000.

                              SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PROVIDENT FINANCIAL HOLDINGS, INC.



                                    By: /s/Craig G. Blunden
                                        -------------------------------------
Date:  September 22, 2000               Craig G. Blunden
                                        President and Chief Executive Officer


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURES                       TITLE                   DATE
    ----------                       -----                   ----


/s/Craig G. Blunden              President, Chief         September 25, 2000
-----------------------------    Executive Officer and
Craig G. Blunden                 Director (Principal
                                 Executive Officer)

/s/Wenzel D. Likness             Acting Chief Financial   September 25, 2000
-----------------------------    Officer (Acting Principal
Wenzel D. Likness                Financial and Accounting
                                 Officer)

/s/Robert G. Schrader            Director                 September 25, 2000
-----------------------------
Robert G. Schrader

/s/Bruce W. Bennett              Director                 September 25, 2000
-----------------------------
Bruce W. Bennett

/s/Debbi H. Guthrie              Director                 September 25, 2000
-----------------------------
Debbi H. Guthrie

/s/Roy H. Taylor                 Director                 September 25, 2000
-----------------------------
Roy H. Taylor

/s/William E. Thomas             Director                 September 25, 2000
-----------------------------
William E. Thomas

                                 EXHIBIT 13

                        Annual Report to Stockholders

                               Provident [Logo]
                    Provident Financial Holdings, Inc.






                                                          2000 ANNUAL REPORT

Table of Contents

Message From the Chairman..............................................   2

Financial Highlights...................................................   4

Management's Discussion and Analysis of Financial Condition
 and Results of Operations.............................................   6

Report of Independent Accountants......................................  14

Consolidated Financial Statements......................................  15

Notes to Consolidated Financial Statements.............................  20

Shareholder Information................................................  43

Market Information.....................................................  43

Corporate Profile......................................................  43

Board of Directors and Senior Officers.................................  44

Provident Bank and Provident Bank Mortgage
 Branch Locations.......................................  Inside Back Cover

Message From the Chairman

Dear Fellow Shareholders,

Fiscal year 2000 was another solid year for our Corporation. Net income was $7.3 million, or nearly $2 per share. Since our initial public offering at the end of fiscal 1996, earnings per share have increased from $0.41 in 1997 to $1.96 in 2000. This represents a compounded annual growth rate of over 50%. During the same time period, the Corporation experienced tremendous growth as total assets increased from $585 million to $1.15 billion. Despite the stock market's apparent lack of interest in financial service companies, we are proud, nonetheless, of our accomplishments and remain hopeful our value will ultimately be recognized in the future trading activity.

Net Income (In Thousands)

1996 - $2,806
1997 - $1,941
1998 - $5,020
1999 - $6,899
2000 - $7,256

Note: (*) Excluding the non-recurring property gain, totaling $3.57 million (net of tax).

Mortgage Banking

Rising interest rates had a negative impact on mortgage banking volume and revenue during fiscal 2000. We originated $407 million in loans for sale during the most current year, down from $630 million in 1999. Although the sale of new and existing homes in the region remains stable, higher interest rates have all but eliminated the refinancing transactions that were so prevalent in the prior two years. Mortgage banking represented just 3% of pre-tax income in fiscal 2000, down from 23% in fiscal 1999.

Due to the cyclical nature of the mortgage industry, we continue to focus on the cost of originating loans and look for opportunities to become more efficient in the process. One such opportunity is the name of our mortgage division. Since its beginning more than a decade ago, our mortgage operations have been marketed separately as Profed Mortgage. Today, we recognize the importance of marketing Provident Bank and all of its elements as one complete financial solution. Profed Mortgage is now known as Provident Bank Mortgage. This name gives clients and prospects a greater sense of Provident Bank and allows us to market just one image rather than two.

Total Portfolio Loans (In Millions)

1996 - $453
1997 - $517
1998 - $620
1999 - $669
2000 - $825

Provident Bank

Provident Bank continued substantial growth into fiscal 2000 by adding more than $180 million in new loans and investments during the first two quarters. Given the concern of rising rates, we elected to slow the rate of growth during the last two quarters of the fiscal year. This deceleration of growth allowed us to maintain better control of interest rate risk and avoid challenging our risk-adjusted capital levels. As part of this strategy, we elected to further de-emphasize residential lending in our core portfolio holdings. Going forward, the Bank intends to add only higher margin construction, business banking and consumer loans to its portfolio.

Page 2 - Provident Financial Holdings, Inc. - 2000 Annual Report

We were pleased to announce the site selection for our eleventh branch, which will be located in Temecula, California. This area has experienced incredible growth over the last few years as the science and technology industries of San Diego County have pushed northward. Our Temecula office will be the first of a new prototype facility that offers a financial resource center, cyber cafe and virtual office in which clients can conduct business. We expect this branch to open June 2001.

Total Deposits (In Millions)

1996 - $479
1997 - $509
1998 - $583
1999 - $633
2000 - $696

During this next year, look for us on the web. We are in the process of testing the final elements of our new internet/e-commerce banking solution that can be found at www.myprovident.com. Visit us at this site to track our progress and learn more information about this open community network that enables clients to, not only conduct banking business, but also transact with retailers on the world-wide web.

The Year Ahead

With the quantum leap in technology we experienced between 1999 and 2000, we are poised to compete very effectively in the coming years. We are going to narrow our technology focus this year to create a useful decision support system that provides us with customer, product and delivery channel profitability information. We believe that this information is critical to make better pricing decisions and provides a better framework for accomplishing the long-term strategic objective of building quality client relationships.

Total Assets (In Millions)

1996 - $585
1997 - $616
1998 - $816
1999 - $957
2000 - $1,148

We are excited about the future of community banking more than ever. Despite critics questioning the need for smaller institutions, we believe that a well focused, relationship oriented community bank will not only survive, but thrive in the marketplace today. People need professional expertise to help them accomplish their financial goals. As they grow weary of major bank apathy, we expect to be the clear local choice.

Sincerely,

/s/ Craig G. Blunden

Craig G. Blunden
Chairman, President & Chief Executive Officer

             Provident Financial Holdings, Inc. - 2000 Annual Report - Page 3

                           Financial Highlights

The following tables set forth information concerning the consolidated financial position and results of operations of the Corporation and its subsidiaries at the dates and for the periods indicated.

                                    At or for the year ended June 30,
                             -------------------------------------------------
(Dollars in Thousands)       2000       1999*      1998       1997     1996
==============================================================================
Financial Condition Data:
Total assets.............. $1,147,804  $957,431  $816,205  $615,500  $584,847
Loans held for investment,
 net......................    824,862   669,386   620,128   517,147   452,945
Loans available for sale,
 net......................     52,049    37,667    67,248    19,984    49,612
Cash and overnight
 deposits.................     18,965    19,729    23,433    20,111    30,831
Investment securities.....    199,616   187,178    75,554    34,406    27,118
Deposits..................    696,458   632,881   583,025   508,759   479,374
Borrowings................    341,668   214,506   132,114     6,828     8,578
Stockholders' equity......     88,967    89,686    86,650    85,447    85,970

Operating Data:
Interest income........... $   77,696  $ 59,314  $ 50,096  $ 42,599  $ 41,817
Interest expense..........     48,725    34,372    29,417    23,528    25,269
------------------------------------------------------------------------------
Net interest income.......     28,971    24,942    20,679    19,071    16,548
Provision for loan losses.        250       525     1,200     1,254     2,261
------------------------------------------------------------------------------
Net interest income after
 provision................     28,721    24,417    19,479    17,817    14,287
Loan servicing and other
 fees.....................      2,673     2,714     3,035     2,738     2,442
Gains from sale of loans..      3,248     6,590     4,491     3,597     4,753
Other non-interest income.      2,337     2,044     1,619     1,273     2,256
Real estate operations,
 net......................        544       824       196       (11)     (101)
Operating expenses........     24,957    24,717    20,095    22,313    19,499
------------------------------------------------------------------------------
Income before income
 taxes....................     12,566    11,872     8,725     3,101     4,138
Provision for income
 taxes....................      5,310     4,973     3,705     1,160     1,332
------------------------------------------------------------------------------
Net income................ $    7,256  $  6,899  $  5,020  $  1,941  $  2,806
------------------------------------------------------------------------------
Basic earnings per share.. $     1.99  $   1.69  $   1.14  $   0.41      N/A
==============================================================================
Diluted earnings per
 share.................... $     1.96   $  1.67     $1.11  $   0.41      N/A
==============================================================================
(*) Excluding the impact of the non-recurring property gain, totaling $3.57 million (net of tax).

Page 4 - Provident Financial Holdings, Inc. - 2000 Annual Report

                                    At or for the year ended June 30,
                             -------------------------------------------------
(Dollars in Thousands)           2000      1999*     1998      1997     1996
==============================================================================
Key Operating Ratios:

Performance Ratios
  Return on assets..........     0.65%     0.80%     0.71%     0.32%     0.50%
  Return on shareholders'
   equity...................     8.38      8.19      5.98      2.26      6.98
  Net interest rate spread..     2.41      2.62      2.53      2.69      2.75
  Net interest margin.......     2.70      3.01      3.06      3.33      3.05
  Average interest-earning
  assets to average interest-
  bearing liabilities.......   106.55    109.46    112.13    115.44    106.32
  Operating and administrative
  expenses as a percent of
  average total assets......     2.23      2.87      2.86      3.73      3.46
  Efficiency ratio..........    66.51     67.56     69.73     87.80     82.57
  Equity to asset ratio.....     7.75      9.37     10.62     13.88     14.70

Regulatory Capital Ratios
  Tangible capital..........     6.56      7.66      8.09      9.89     10.41
  Tier 1 (core) capital.....     6.56      7.66      8.09      9.89     10.41
  Total risk-based capital..    12.23     16.76     14.12     16.12     16.49
  Tier 1 risk-based capital.    13.42     15.35     12.89     14.87      N/A

Asset Quality Ratios
Nonaccrual and 90 days or more
  past due loans as a percent
  of loans held for
  investment, net...........     0.09      0.20      0.31      1.21      0.98
Nonperforming assets as a
  percentage of total
  assets....................     0.16      0.33      0.78      1.44      1.22
Allowance for loan losses as
  a percentage of gross loans
  held for investment.......     0.82      0.99      0.98      1.04      1.18
Allowance for loan losses as
  a percentage of nonperforming
  loans.....................   904.46    499.40    320.19     87.45    123.43
Net charge-offs to average
  outstanding loans.........     0.01      0.20      0.08      0.25      0.38

(*) Excludes the impact of the non-recurring property gain, totaling $3.57 million (net of tax).

             Provident Financial Holdings, Inc. - 2000 Annual Report - Page 5

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

Certain matters in this annual report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, the general business environment, the direction of future interest rates, the California real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes, labor market competitiveness, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Operating Strategy

Provident Savings Bank, FSB, established in 1956, is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Savings Bank conducts its business operations as Provident Bank, Provident Bank Mortgage and through its subsidiary, Provident Financial Corp. The business activities of the Corporation consist of community banking and mortgage banking.

The Corporation has established goals for the next five years that differ somewhat from the capital leverage strategies employed since its initial public offering. The Corporation has goals over the next five years to remix and diversify the balance sheet; diversify revenue sources; and operate more efficiently.

The Corporation intends to remix its balance sheet by decreasing the concentration of single-family residential mortgage loans within its loan portfolio and increasing the origination of commercial business and commercial real estate loans, and consumer loans. The Corporation also intends to decrease the percentage of certificates of deposits in its deposit base and to increase the percentage of core checking and savings deposits. This strategy is intended to improve core revenue through a higher net interest margin.

Page 6 - Provident Financial Holdings, Inc. - 2000 Annual Report

                Management's Discussion and Analysis of
             Financial Condition and Results of Operation

The Corporation also intends to diversify revenue sources through continued growth of non-interest income, primarily income from Mortgage Banking, fees from banking products and revenue from investment sales.

The Corporation intends to reduce its operating efficiency ratio by streamlining processes and procedures, deploying technology solutions to improve productivity, leveraging its infrastructure to support revenue growth and offering accessible, low cost customer transaction channels.

The Corporation also actively utilizes share repurchases in its operating strategy. Share repurchases increase shareholder value through higher earnings per share.

Comparison of Financial Condition at June 30, 2000 and June 30, 1999

Total assets increased from $957.4 million at June 30, 1999 to $1.1 billion at June 30, 2000 primarily as a result of growth in loans and investments. Loans held for investment increased by $155.5 million from $669.4 million at June 30, 1999 to $824.9 million at June 30, 2000. The Savings Bank originated approximately $282.9 million in new loans, primarily through its mortgage division. Loans held for sale increased from $37.7 million at June 30, 1999 to $52.0 million at June 30, 2000. The amount of loans held for sale is largely dependent on the timing of loan fundings, loan commitment expirations, and loan sale settlements.

As a result of continued increases in market rates, the Savings Bank noted a need to increase its capital and reduce its interest rate risk exposure. Starting in September 1999, the Savings Bank took a number of steps to improve capital and reduce exposure to rising rates, which included: eliminating the portfolio origination of adjustable rate mortgage loans with an initial fixed rate for a period of 3 to 7 years; allowing the balance sheet to naturally decline in order to bolster core capital; lengthening the maturity of liabilities; and reducing the level of fixed rate lending.

Total liabilities increased from $867.7 million at June 30, 1999 to $1.1 billion at June 30, 2000 as a result of retail deposit growth and an increase in Federal Home Loan Bank (FHLB) advances. Deposits increased from $632.9 million at June 30, 1999 to $696.5 million at June 30, 2000. During fiscal 2000, the Savings Bank continued its emphasis on building new client relationships, particularly with low cost checking accounts. The checking accounts increased by $5.1 million, or 3.5%, from $144.3 at June 30, 1999 to $149.4 at June 30, 2000. FHLB advances increased from $214.5 million at June 30, 1999 to $338.3 million as the Savings Bank utilized FHLB advances to finance a portion of its loan and investment securities growth.

Total stockholders' equity was $89.0 million at June 30, 2000, as compared to $89.7 million at June 30, 1999. An increase in stockholders' equity during fiscal 2000 from net income was substantially offset by share repurchases. The Corporation repurchased 460,000 shares, or approximately 10% of outstanding shares, for an average price of $18.56 per share, totaling $8.5 million in fiscal 2000. The amortization of unearned stock compensation of $1.0

            Provident Financial Holdings, Inc. - 2000 Annual Report - Page 7

                Management's Discussion and Analysis of
             Financial Condition and Results of Operation

million in fiscal 2000 consisted of $740,000 in MRP (Management Recognition
Plan) and $270,000 in ESOP (Employee Stock Ownership Plan). The Corporation's book value per share increased from $20.45 at June 30, 1999 to $22.68 at June 30, 2000.

Comparison of Operating Results for the Years Ended June 30, 2000 and 1999

General. The Corporation had net earnings of $7.3 million, or $1.96 per diluted share, for the year ended June 30, 2000, as compared to $6.9 million, or $1.67 per diluted share, for the year ended June 30, 1999 (excluding the non-recurring property gain of $3.6 million, net of tax). The increase in operating results in fiscal 2000 was due primarily to an improvement in net interest income and a greater operating efficiency. These factors were partially offset by a reduction in gain on sale of loans, which was mainly attributable to lower loan sales.

Net Interest Income. Net interest income increased by $4.0 million, or 16.0%, from $25.0 million in fiscal 1999 to $29.0 million in fiscal 2000. This increase resulted principally from the growth of interest earning assets. The net interest margin declined from an average of 3.01% in fiscal 1999 to an average of 2.70% in fiscal 2000. The decline in the net interest margin was due mainly to an increase in short-term market interest rates during fiscal 2000 where the increase in the costs was greater than that of income from earning assets.

Interest Income. Total interest income increased by $18.4 million, or 31.0%, from $59.3 million to $77.7 million in fiscal 2000 as the average earning assets increased from $826.2 million during fiscal 1999 to $1.1 billion during fiscal 2000. The average yield on assets increased from 7.18% in fiscal 1999 to 7.25% in fiscal 2000. Average loan receivables increased from $707.8 million during fiscal 1999 to $850.7 million during fiscal 2000 and the average yield increased from 7.38% to 7.53%, respectively. Average investment securities increased from $105.2 million during fiscal 1999 to $203.1 million during fiscal 2000 while the average yield increased from 6.13% to 6.26%, respectively.

Interest Expense. Total interest expense increased by $14.3 million, or 41.6%, from $ 34.4 million in fiscal 1999 to $48.7 million in fiscal 2000. Average customer deposits increased from $615.4 million during fiscal 1999 to $689.4 million during fiscal 2000 while the average cost of the deposits remained at 4.40%. Average FHLB advances also increased from $139.2 million during fiscal 1999 to $314.5 million during fiscal 2000 while the average cost increased from 5.22% to 5.77%, respectively.

Provision for Loan Losses. Provision for loan losses decreased by $275,000, or 52.4%, from $525,000 in fiscal 1999 to $250,000 in fiscal 2000. The decrease in the provision for loan losses reflects continued improvement in the local economy and improvement in asset quality. The allowance for loan losses was $6.9 million, or 0.82% of gross loans held for investment, at June 30, 2000, as compared to $6.7 million, or 0.99% of gross loans held for investment, at June 30, 1999. The allowance for loan losses as a percentage of non-performing loans at the end of fiscal 2000 was 904.5%, as compared to 499.4% at the end of fiscal 1999.

Page 8 - Provident Financial Holdings, Inc. - 2000 Annual Report

                Management's Discussion and Analysis of
             Financial Condition and Results of Operation

In accordance with current operating strategy, the fastest growing segments of the loan portfolio are construction, business banking and multi-family loans. These loans have risk characteristics different than single family residential loans. Management believes that the current provision for loan losses is both prudent and responsible.

Non-interest Income. Total non-interest income decreased by $3.4 million to $8.8 million in fiscal 2000 from $12.2 million in fiscal 1999 (excluding the non-recurring property gain, totaling $6.1 million). The decrease in non-interest income was mainly attributable to a decrease in gains from the sale of loans from $6.6 million in fiscal 1999 to $3.2 million in fiscal 2000 as the volume of loans sold decreased from $649.7 million in fiscal 1999 to $389.9 million in fiscal 2000.

Non-interest Expense. Total non-interest expense increased by $240,000, or 1.0%, to $25.0 million in fiscal 2000 as compared to $24.7 million in fiscal 1999. This increase was attributable mainly to additional depreciation expense from the Corporation's Year 2000 computer renovation project.

Income Taxes. The provision for income taxes was $5.3 million for fiscal 2000, representing an effective tax rate of 42.3%, as compared to $5.0 million in 1999 (excluding the impact of the non-recurring property gain), representing an effective tax rate of 41.9%.

Comparison of Operating Results for the Years Ended June 30, 1999 and 1998

General. The Corporation had net earnings of $10.5 million, or $2.53 per diluted share, for the year ended June 30, 1999, as compared to $5.0 million, or $1.11 per diluted share, for the year ended June 30, 1998. The increase in operating results in fiscal 1999 was due primarily to: (1) a non-recurring gain of $3.57 million (net of tax) from the sale of investment property located in Los Angeles, California, upon which the Corporation controlled a ground lease; (2) an increase in net interest income; and (3) an increase in non-interest income. These factors were partially offset by an increase in overhead, which was mainly attributable to (1) non-recurring expenses related to system conversions and Year 2000 preparations and (2) additional expenses related to mortgage production costs. Excluding the non-recurring property gain, net income for fiscal 1999 would have been $6.9 million, or $1.67 per diluted share, an increase of 50% over fiscal 1998.

Net Interest Income. Net interest income increased by $4.2 million, or 20.6%, from $20.7 million in fiscal 1998 to $24.9 million in fiscal 1999. This increase resulted principally from the growth of interest earning assets and a stable net interest spread.

Interest Income. Total interest income increased by $9.2 million, or 18.4%, to $59.3 million in fiscal 1999 as the average earning assets increased from $675.6 million during fiscal 1998 to $826.2 million during fiscal 1999. The impact of earning asset growth was partially offset by lower market rates as the average yield on assets decreased from 7.42% to 7.18%. Average loan receivables increased from $613.7 million during fiscal 1998 to $707.8 million during fiscal 1999 while the average yield fell from 7.55% to 7.38%, respectively. Average investment securities increased from $52.4 million during fiscal 1998 to $105.2 million during fiscal 1999 while the average yield fell from 6.22% to 6.13%, respectively.

             Provident Financial Holdings, Inc. - 2000 Annual Report - Page 9

                Management's Discussion and Analysis of
             Financial Condition and Results of Operation

Interest Expense. Total interest expense increased by $5.0 million, or 16.8%, from $29.4 million in fiscal 1998 to $34.4 million in fiscal 1999. Average customer deposits increased from $538.1 million during fiscal 1998 to $615.4 million during fiscal 1999 while the average cost of the deposits decreased from 4.78% to 4.40%, respectively. Average FHLB advances also increased from $64.2 million during fiscal 1998 to $139.2 million during fiscal 1999 while the average cost fell from 5.75% to 5.22%, respectively.

Provision for Loan Losses. Provision for loan losses decreased by $675,000, or 56%, from $1.2 million in fiscal 1998 to $525,000 in fiscal 1999. The decrease in provision for loan losses reflects continued improvement in the local economy and improvement in asset quality. The allowance for loan losses was $6.7 million, or 0.99% of gross loans held for investment, at June 30, 1999, as compared to $6.2 million, or 0.98% of gross loans held for investment, at June 30, 1998. The allowance for loan losses as a percentage of non-performing loans at the end of fiscal 1999 was 499.4%, as compared to 320.2% at the end of fiscal 1998.

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

Asset and Liability Management

The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to fluctuation of interest rates. The Corporation has sought to reduce exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to manage the interest-rate sensitivity of the Corporation's assets by holding loans with interest rates subject to periodic market adjustments. In addition, the Savings Bank maintains a liquid investment portfolio comprised of government and investment grade securities. The Savings Bank relies on retail deposits as its primary source of funding while utilizing FHLB advances as a secondary source of funding. As part of its interest rate risk management strategy, the Savings Bank promotes transaction accounts and certificates of deposit with terms up to five years.

Page 10 - Provident Financial Holdings, Inc. - 2000 Annual Report

                Management's Discussion and Analysis of
             Financial Condition and Results of Operation

Using data from the Savings Bank's quarterly report to the Office of Thrift Supervision ("OTS"), the Savings Bank receives a report from the OTS that measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. The interest rate analysis received from the OTS is similar to the Savings Bank's own interest rate analysis model. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement.

The following table is provided by the OTS and sets forth as of June 30, 2000 the estimated changes in NPV based on the indicated interest rate environments. In general, if the interest rates increase, the NPV of the Savings Bank and its expected future net interest income would both decrease. Conversely, if the interest rates decrease, the NPV of the Savings Bank and its expected future net interest income would both increase. No effect has been given to any steps that management of the Savings Bank may take to counter the effects of interest rate movements presented in the table.

                                                       Net Portfolio as % of
                       Net Portfolio Value          Portfolio Value of Assets
              ------------------------------------  -------------------------
Basis Point
   ("bp")
 Change in
   Rates      $ Amount      $ Change(1)   % Change   NPV Ratio(2)    Change(3)
-----------   --------      -----------   --------   ------------    ---------
                       (Dollars in Thousands)

 +300 bp       $ 33,682     $ (55,888)       -62%          3.17%     -465 bp
 +200 bp         54,099       (35,471)       -40           4.95      -287 bp
 +100 bp         73,580       (15,991)       -18           6.56      -125 bp
    0 bp         89,570                                    7.82           bp
 -100 bp        100,844        11,273         13           8.65      + 83 bp
 -200 bp        103,632        13,791         15           8.79      + 97 bp
 -300 bp        106,437        16,867         19           8.96      +115 bp

(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV based on the prevailing interest rates at June 30, 2000 ("base case).
(2) Calculated as the estimated NPV divided by the portfolio value of total assets ("PV").
(3) Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates.

The following table is provided by the OTS and is based on the calculations in the above table. It sets forth the change in the NPV at a 200 bp. rate shock at June 30, 2000 and June 30, 1999.

                                           At June 30, 2000  At June 30, 1999
-----------------------------------------------------------------------------
RISK MEASURES: 200 BP RATE SHOCK:
Pre-Shock NPV Ratio: NPV as % of PV of
 Assets....................................       7.82 %         11.52 %
Exposure Measure: Post-Shock NPV Ratio.....       4.95            9.31
Sensitivity Measure: Charge in NPV Ratio...        287 bp          221 bp

            Provident Financial Holdings, Inc. - 2000 Annual Report - Page 11

                Management's Discussion and Analysis of
             Financial Condition and Results of Operation

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market. Additionally, certain assets, such as adjustable rate mortgage ("ARM") loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. It is also possible that, as a result of an interest rate increase, the increased mortgage payments required of ARM borrowers could result in an increase in delinquencies and defaults. Changes in market interest rates would also affect the volume and profitability of the Corporation's mortgage banking operations. Accordingly, the data presented in the tables above should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Savings Bank, nor does it represent amounts that would be available for distribution to stockholders in the event of the liquidation of the Corporation.

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

The Savings Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Savings Bank generally maintains sufficient cash to meet short-term liquidity needs. At June 30, 2000, cash totaled $19.0 million, or 1.7% of total assets. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Savings Bank may continue to rely on FHLB borrowings for its liquidity needs.

The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average quarterly balance of its net withdrawable deposits and short-term borrowings. The Savings Bank's actual liquidity ratio at June 30, 2000 was 9.6%. The Savings Bank has consistently maintained liquidity levels in excess of regulatory requirements and believes this is an appropriate strategy for proper asset and liability management.

The primary investing activity of the Savings Bank is the origination of mortgage loans. During the years ended June 30, 2000, 1999 and 1998, the Savings Bank originated loans in the amounts of $683.5 million, $877.6 million

Page 12 - Provident Financial Holdings, Inc. - 2000 Annual Report

                Management's Discussion and Analysis of
             Financial Condition and Results of Operation

and $707.3 million, respectively. At June 30, 2000, the Savings Bank had loan commitments totaling $31.7 million and undisbursed loans in process totaling $23.3 million. The Savings Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in one year or less from June 30, 1999 totaled $320.7 million. Historically, the Savings Bank has been able to retain a significant amount of its deposits as they mature. Management of the Savings Bank believes it has adequate resources to fund all loan commitments by deposits and FHLB advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Savings Bank is required to maintain specific amounts of capital pursuant to OTS requirements. Under OTS's current prompt corrective action provisions, the minimum ratio of 2% for tangible equity ratio is to be deemed other than "critically undercapitalized", while a minimum of 5% for tier 1 (core) capital, 10% for total risk-based capital and 6% for tier 1 risk-based capital ratios are deemed "well capitalized". As of June 30, 2000, the Savings Bank was well in excess of all regulatory capital requirements with tangible capital, tier 1 (core) capital, total risk-based capital and tier 1 risk-based capital ratios of 6.56%, 6.56%, 13.42% and 12.23%, respectively.

            Provident Financial Holdings, Inc. - 2000 Annual Report - Page 13

                 Report of Independent Accountants


To the Board of Directors and Shareholders of Provident Financial Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and its subsidiary at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Los Angeles, CA
August 4, 2000

Page 14 - Provident Financial Holdings, Inc. - 2000 Annual Report

                     Consolidated Balance Sheets

                                                                June 30,
                                                         --------------------
(Dollars in Thousands)                                      2000       1999
==============================================================================
Assets
Cash...................................................$   18,965  $   19,729
Investment securities - held to maturity...............   175,234     179,834
                      - available for sale.............    24,382       7,344
Loans held for investment, net.........................   824,862     669,386
Loans held for sale, net...............................    52,049      37,667
Accrued interest receivable............................     7,391       5,984
Real estate held for investment, net...................    12,380       1,018
Other real estate owned, net...........................     1,047       1,775
Federal Home Loan Bank stock...........................    17,287      10,725
Premises and equipment, net............................     7,525       8,422
Prepaid expenses and other assets......................     6,682      15,547
-----------------------------------------------------------------------------
     Total assets......................................$1,147,804  $  957,431
==============================================================================

Liabilities and Stockholders' Equity
Liabilities:
   Non-interest bearing deposits.......................$   18,666  $   14,764
   Interest bearing deposits...........................   677,792     618,117
-----------------------------------------------------------------------------
     Total deposits....................................   696,458     632,881

   Borrowings..........................................   341,668     214,506
   Accounts payable, accrued interest and other
    liabilities........................................    20,711      20,358
-----------------------------------------------------------------------------
     Total liabilities................................. 1,058,837     867,745
-----------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized
    2,000,000 shares; none issued and outstanding
   Common stock, $.01 par value; authorized
    15,000,000 shares; issued 5,125,215 shares;
    outstanding 3,922,066 and 4,385,785, respectively..        51         51
   Additional paid-in capital..........................    51,249     51,069
   Retained earnings...................................    64,811     57,555
   Treasury stock at cost (1,203,149 and 739,430
    shares, respectively)..............................   (22,696)   (14,089)
   Unearned stock compensation.........................    (4,634)    (5,644)
   Accumulated other comprehensive income, net of tax..       186        744
-----------------------------------------------------------------------------
     Total stockholders' equity........................    88,967     89,686
-----------------------------------------------------------------------------
     Total liabilities and stockholders' equity........$1,147,804  $ 957,431
==============================================================================

The accompanying notes are an integral part of these financial statements.

           Provident Financial Holdings, Inc. - 2000 Annual Report - Page 15

                  Consolidated Statements of Operations

                                                    Year Ended June 30,
                                             ---------------------------------
(Dollars in Thousands)                          2000         1999       1998
==============================================================================
Interest income:
  Loans....................................  $ 64,004     $ 52,217   $ 46,305
  Investment securities....................    13,692        7,097      3,791
------------------------------------------------------------------------------
     Total interest income.................    77,696       59,314     50,096
------------------------------------------------------------------------------
Interest expense:
  Deposits.................................    30,376       27,088     25,711
  Borrowings...............................    18,349        7,284      3,706
------------------------------------------------------------------------------
Total interest expense.....................    48,725       34,372     29,417
------------------------------------------------------------------------------
Net interest income........................    28,971       24,942     20,679
Provision for loan losses..................       250          525      1,200
------------------------------------------------------------------------------
Net interest income, after provision
 for loan losses...........................    28,721       24,417     19,479
------------------------------------------------------------------------------

Non-interest income
  Loan servicing and other fees............     2,673        2,714      3,035
  Gain on sale of loans, net...............     3,248        6,590      4,491
  Real estate operations, net..............       544        6,971        196
  Other....................................     2,337        2,044      1,619
------------------------------------------------------------------------------
     Total non-interest income.............     8,802       18,319      9,341
------------------------------------------------------------------------------

Non-interest expense
  Salaries and employee benefits...........    15,024       15,268     12,450
  Premises and occupancy...................     2,023        1,966      2,065
  SAIF insurance premiums..................       248          358        329
  Equipment................................     2,258        1,390        999
  Professional.............................       681        1,028        712
  Sales and marketing......................     1,055          767        893
  Other....................................     3,668        3,940      2,647
------------------------------------------------------------------------------
     Total non-interest expense............    24,957       24,717     20,095
------------------------------------------------------------------------------
Income before income taxes.................    12,566       18,019      8,725
Provision for income taxes.................     5,310        7,554      3,705
------------------------------------------------------------------------------
     Net income............................  $  7,256     $ 10,465   $  5,020
==============================================================================
Basic earnings per share...................  $   1.99     $   2.56   $   1.14
==============================================================================
Diluted earnings per share.................  $   1.96     $   2.53   $   1.11
==============================================================================

The accompanying notes are an integral part of these financial statements.

Page 16 - Provident Financial Holdings, Inc. - 2000 Annual Report


                                   Consolidated Statements of Stockholders' Equity

                                                                                           Unrea-
                                                                                           lized
                                                                                           Other
                                                                                           Compre-
                                                                                 Unearned  hensive
                                         Common    Additional                    Stock     Income,
(Dollars in Thousands,                    Stock     Paid-in  Retained  Treasury  Compen-   Net of
 Except Shares)                     Shares   Amount Capital  Earnings  Stock     sation    Tax    Total
=========================================================================================================
Balance at June 30, 1997..........  4,920,215  $51  $49,842  $42,070  $ (3,291)  $(3,720)  $495  $85,447
Comprehensive income
  Net income......................                             5,020                               5,020
  Unrealized holding gains on
  securities available for sale,
  net of tax......................                                                           98       98
                                                                                                 -------
Total comprehensive income........                                                                 5,118
Purchase of treasury stock........   (251,000)                          (4,983)                   (4,983)
Issuance of shares under MRP......    184,910           729              2,969    (3,698)              -
Release of shares under stock-
 based compensation plans.........                      304                          764           1,068
---------------------------------------------------------------------------------------------------------
Balance at June 30, 1998..........  4,854,125   51   50,875   47,090    (5,305)   (6,654)   593   86,650

Comprehensive income:
  Net income......................                            10,465                              10,465
  Unrealized holding gains on
  securities available for sale,
  net of tax......................                                                          151      151
                                                                                                 -------
Total comprehensive income........                                                                10,616
Purchase of treasury stock........   (468,340)                          (8,784)                   (8,784)
Release of shares under stock-
 based compensation plans.........                      194                        1,010           1,204
---------------------------------------------------------------------------------------------------------
Balance at June 30, 1999..........  4,385,785   51   51,069   57,555   (14,089)   (5,644)   744   89,686

Comprehensive income
  Net income......................                             7,256                               7,256
  Unrealized holding gains on
  securities available for sale,
  net of tax......................                                                         (558)    (558)
                                                                                                 -------

Total comprehensive income........                                                                 6,698
Purchase of treasury stock........   (463,719)                          (8,607)                   (8,607)
Release of shares under stock-
 based compensation plans.........                      180                        1,010           1,190
---------------------------------------------------------------------------------------------------------
Balance at June 30, 2000..........  3,922,066  $51  $51,249  $64,811  $(22,696)  $(4,634)  $186  $88,967
=========================================================================================================

The accompanying notes are an integral part of these financial statements.

                                       Provident Financial Holdings, Inc. - 2000 Annual Report - Page 17

                   Consolidated Statements of Cash Flows

                                                     Year Ended June 30,
                                               -------------------------------
(Dollars in Thousands)                            2000       1999      1998
==============================================================================
Cash flows from operating activities:
  Net income................................. $   7,256  $  10,465  $   5,020
  Adjustments to reconcile net income to net
   cash provided by (used for) operating
   activities:
     Depreciation and amortization...........     2,124        392        (95)
     Provision for loan losses...............       250        525      1,200
     Provision for losses on real estate.....         -          -        126
     Gain on sale of loans...................    (3,248)    (6,590)    (4,491)
     Net loss (gain) on sale of investment
      securities.............................         5        (41)         -
     Increase (decrease) in accounts payable
      and other liabilities..................       742      5,835        (49)
     Decrease (increase) in prepaid expenses
      and other assets.......................     7,459    (12,639)    (2,237)
     Loans originated for sale...............  (407,221)  (613,538)  (467,446)
     Proceeds from sale of loans.............   396,087    649,709    424,673
     Stock compensation......................     1,190      1,204      1,068
------------------------------------------------------------------------------
       Net cash provided by (used for)
        operating activities.................     4,644     35,322    (42,231)
------------------------------------------------------------------------------
Cash flows from investing activities:
       Net increase in loan receivables......  (155,329)   (47,468)  (110,187)
       Maturity of investment securities
        held to maturity.....................     6,650     83,432     57,502
       Purchase of investment securities
        held to maturity.....................         -   (189,124)   (98,430)
       Purchase of investment securities
        available for sale...................   (23,280)    (6,443)         -
       Sales of investment securities
        available for sale...................     3,220        919          -
       Purchase of Federal Home Loan Bank
        stock................................    (6,562)    (4,119)    (1,727)
       Net (purchase) sales of real estate...   (11,308)     2,353      5,561
       Purchase of premises and equipment....      (931)    (2,040)    (1,199)
       Other.................................         -          -       (536)
------------------------------------------------------------------------------
       Net cash used for investing
        activities........................... $(187,540) $(162,490) $(149,016)
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Page 18 - Provident Financial Holdings, Inc. - 2000 Annual Report

                   Consolidated Statements of Cash Flows

                                                  Year Ended June 30,
                                       ---------------------------------------
(Dollars in Thousands)                         2000        1999        1998
==============================================================================
Cash flows from operating activities:
  Net increases in deposits........... $     63,577  $    49,856  $    74,266
  Repayment of Federal Home Loan Bank
   advances...........................  (11,061,531)  (2,379,408)  (2,638,693)
  Proceeds from Federal Home Loan Bank
   advances...........................   11,185,363    2,461,800    2,763,979
  Proceeds from other borrowings......        3,330
  Treasury stock purchases............       (8,607)      (8,784)      (4,983)
------------------------------------------------------------------------------
       Net cash provided by financing
        activities....................      182,132      123,464      194,569
------------------------------------------------------------------------------
  Net (decrease) increase in cash
   and cash equivalents...............         (764)      (3,704)       3,322
Cash and cash equivalents at
 beginning of year....................       19,729       23,433       20,111
------------------------------------------------------------------------------
Cash and cash equivalents at end of
 year................................. $     18,965  $    19,729  $    23,433
==============================================================================

Supplemental information:
  Cash paid for interest.............. $     48,280  $    35,155  $    29,984
==============================================================================
  Cash paid for income taxes.......... $      4,305  $     7,101  $     4,623
==============================================================================
  Real estate acquired in settlement
   of loans........................... $      1,144  $     1,775  $     6,932
==============================================================================

The accompanying notes are an integral part of these financial statements.

            Provident Financial Holdings, Inc. - 2000 Annual Report - Page 19

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

Principles of consolidation
The consolidated financial statements include the accounts of Provident Financial Holdings Inc., and its wholly-owned subsidiary, Provident Savings Bank, FSB (collectively, the Corporation). All significant inter-company balances and transactions have been eliminated.

The Corporation operates in two business segments: Savings Bank Operations (Provident Savings Bank) and Mortgage Banking (Provident Bank Mortgage, a division of Provident Savings Bank). Savings Bank Operations include attracting customer deposits, offering banking services and originating business banking, commercial and consumer loans. The primary commercial loans are construction, multi-family residential and commercial property loans. Mortgage Banking's primary activities are originating single-family mortgage loans for sale to institutional investors. Customer deposits are collected substantially from Riverside and San Bernardino Counties out of ten branch locations; whereas mortgage loans are generated from the ten deposit branch locations and six free standing lending offices in California and Nevada.

The accounting and reporting policies of the Corporation conform to generally accepted accounting principles and to prevailing practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
Cash and cash equivalents include cash on hand, due from banks and overnight deposits.

Investment Securities
The Corporation classifies its qualifying investments as available for sale or held to maturity. The Corporation's policy of classifying investments as held to maturity is based upon its ability and management's intent to hold such securities to maturity. Securities expected to be held to maturity are carried at amortized historical cost. All other securities are classified as available for sale and are carried at fair value. Fair value is determined based upon quoted market prices. Unrealized holding gains and losses on securities available for sale are included in other comprehensive income, net of tax. Gains and losses on dispositions of investment securities are included in non-interest income and are determined using the specific identification method.

Loans
Loans held for investment consist primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land. The adjustable-rate mortgage (ARM) is the Corporation's primary loan investment. In addition to the ARMs, business banking, construction, second mortgage and consumer loans are becoming a substantial part of the loan portfolio. Loan origination fees and certain direct origination expenses are deferred and amortized to interest income on loans over the contractual life of the loan using the interest method. Amortization is discontinued for non-performing loans.

Page 20 - Provident Financial Holdings, Inc. - 2000 Annual Report

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

Mortgage banking activities
Loans are originated for both investment and sale in the secondary market. Since the Corporation is primarily an adjustable-rate mortgage lender for its own portfolio, most fixed rate products are originated for sale to others. Starting the second half of fiscal 2000, the Corporation decided to sell all single-family first mortgage loans. Loans held-for-sale are carried at lower of cost or fair value. Fair value is generally determined by outstanding commitments from investors or current investor yield requirements as calculated on the aggregate loan basis.

The Corporation sells loans in order to minimize interest rate risk and to provide additional funds for investment by the Corporation. Loans are sold without recourse other than short term covenants which are standard in the industry. Most loans are sold with servicing released. For some loans sold, the Corporation may retain the servicing rights in order to generate servicing income. Where the Corporation continues to service loans after sale, investors are paid their share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loan's contractual interest rate.

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

Allowance for loan losses
It is the policy of the Corporation to provide for estimated losses on portfolio loans when any significant and permanent decline in the borrower ability to pay or value of underlying collateral occurs. Periodic reviews are made in an attempt to identify potential problems at an early stage. Individual loans are periodically reviewed and are classified according to their inherent risk. The internal asset review policy used by the Corporation is the primary basis by which the Corporation evaluates the possible loss exposure. Management's determination of the adequacy of the allowance for losses is based on an evaluation of the portfolio, past experience, prevailing market conditions, and other relevant factors. The determination of the allowance for loan losses is based on estimates that are particularly susceptible to changes in the economic environment and market conditions. The allowance is increased by the provision for losses charged against income and reduced by charge-offs, net of recoveries.

Impaired loans
The Corporation assesses loans individually and identifies impairment when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing. Factors considered in determining impairment include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions. The Corporation measures each impaired loan based on the fair value of its collateral and charges off those loans or portions of loans deemed uncollectible.

Other real estate owned
Other real estate acquired through foreclosure is initially recorded at the lesser of the loan balance at the time of foreclosure or the fair value of the real estate acquired less estimated selling costs. All real estate owned is carried at the lower of costs or fair value less estimated selling costs.
Real estate loss provisions are recorded when

            Provident Financial Holdings, Inc. - 2000 Annual Report - Page 21

                 Notes to Consolidated Financial Statements

the carrying value of the property exceeds the fair value. Costs relating to improvement of property are capitalized. Other costs are expensed as incurred.

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

Income taxes
Taxes are provided for on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. Taxes on income are determined by using the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered.

Risks and uncertainties
In the normal course of its business, the Corporation encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Corporation is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Corporation's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may impact, favorably or unfavorably, the realizability of those assets and liabilities held by the Corporation.

The Corporation is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Corporation also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination.

Net income per common share
Basic EPS represents net income divided by the weighted average common shares outstanding during the period excluding any potential dilutive effects. Diluted EPS gives effect to all potential issuances of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. Accordingly, diluted EPS reflects an increase in the weighted average shares outstanding due to the assumed exercise of stock options and the vesting of restricted stock.

Employee Stock Ownership Plan (ESOP)
The Corporation recognizes compensation expense when shares are committed to be released to directly compensate employees in an amount equal to the fair value of the shares so committed. The difference between the amount of compensation expense and the cost of the shares released is recorded as additional paid-in capital. Therefore, total shareholders' equity is not affected.

Page 22 - Provident Financial Holdings, Inc. - 2000 Annual Report

             Notes to Consolidated Financial Statements

Management Recognition Plan (MRP)
The Corporation recognizes compensation expense over the vesting period of the shares awarded equal to the fair value of the shares at the date of allocation.

Post retirement benefits
The estimated obligation for post retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for employees and retirees. Such costs are charged to expense during the years that the employees provide service.

Reclassifications
Certain reclassifications of prior year financial data have been made to conform to the current reporting practices of the Corporation.

Recent Accounting Pronouncements
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This pronouncement has been amended by SFAS No. 137 to extend implementation of SFAS No. 133 for one year to all fiscal years beginning after June 15, 2000.

The Corporation has reviewed inventories of all options and embedded derivatives underlying loans in its portfolio and has concluded that the Corporation is not qualified for hedged accounting. The majority of the derivatives are closely related to the underlying contracts, and those which are not, have an immaterial effect to the Corporation's overall financial statements.

            Provident Financial Holdings, Inc. - 2000 Annual Report - Page 23

                  Notes to Consolidated Financial Statements

2. Investment Securities (Dollars in Thousands):

The amortized cost and estimated fair value of investment securities as of June 30, 2000 were as follows:

                           Amor-     Gross       Gross      Estimated
                           tized   Unrealized  Unrealized   Fair     Carrying
                           Cost      Gains     (Losses)     Value    Value
=============================================================================
Held to maturity
 securities
  U.S. Treasury
  securities and
  obligations of
  other U.S.
  government agencies
  and corporations....   $175,214  $    -     $(9,185)    $166,029  $175,214
  Other...............         20      10           -           30        20
------------------------------------------------------------------------------
     Total held to
      maturity.......     175,234      10      (9,185)     166,059   175,234
------------------------------------------------------------------------------
Available for sale
 securities
  FHLMC stock........          20     790           -          810       810
  FNMA stock.........           1      72           -           73        73
  Equity securities..          49       -         (17)          32        32
  U.S. Treasury
   securities and
   obligations of
   other U.S government
   and corporation...      23,997       -        (530)      23,467    23,467
------------------------------------------------------------------------------
     Total available
      for sale.......      24,067     862        (547)      24,382    24,382
------------------------------------------------------------------------------
Total investment
 securities..........    $199,301  $  872     $(9,732)    $190,441  $199,616
==============================================================================

The amortized cost and estimated fair value of investment securities as of June 30, 1999 were as follows:

                           Amor-     Gross       Gross      Estimated
                           tized   Unrealized  Unrealized   Fair     Carrying
                           Cost      Gains     (Losses)     Value    Value
==============================================================================
Held to maturity
 securities
  U.S. Treasury
  securities and
  obligations of
  other U.S.
  government agencies
  and corporations....   $179,803  $   15     $(3,826)    $175,992  $179,803
  Other...............         31      10           -           41        31
-----------------------------------------------------------------------------
     Total held to
      maturity........    179,834      25      (3,826)     176,033   179,834
-----------------------------------------------------------------------------
Available for sale
 securities
  FHLMC stock.........         20   1,140           -        1,160     1,160
  FNMA stock..........          1      94           -           95        95
  Equity securities...      1,071      52         (28)       1,095     1,095
  U.S. Treasury
   securities and
   obligations of
   other U.S government
   and corporation....      4,989      11          (6)       4,994     4,994
-----------------------------------------------------------------------------
     Total available
      for sale........      6,081   1,297         (34)       7,344     7,344
-----------------------------------------------------------------------------
Total investment
 securities...........   $185,915  $1,322     $(3,860)    $183,377  $187,178
==============================================================================

Page 24 - Provident Financial Holdings, Inc. - 2000 Annual Report

             Notes to Consolidated Financial Statements

The maturities of investment securities were as follows:

                                     June 30, 2000           June 30, 1999
                                   ------------------     ------------------
                                   Amortized   Market     Amortized   Market
                                      Cost     Value         Cost     Value
==============================================================================
Held to maturity
Due in one year................... $      -   $      -    $  3,609   $  3,600
Due after one through five years..   48,262     45,829      20,995     20,658
Due after five through ten years..  126,972    120,230     155,230    151,775
-----------------------------------------------------------------------------
                                    175,234    166,059     179,834    176,033
-----------------------------------------------------------------------------
Available for sale
Due in one year...................        -          -           -          -
Due after one through five years..   11,997     11,784         989        983
Due after five through ten years..   12,000     11,683       4,000      4,011
-----------------------------------------------------------------------------
                                     23,997     23,467       4,989      4,994
-----------------------------------------------------------------------------
Total Securities.................. $199,231   $189,526    $184,823   $181,027
==============================================================================

3. Loans held for Investment (Dollars in Thousands):

Loans held for investment consisted of the following:            June 30,
                                                           -----------------
                                                            2000        1999
==============================================================================
Residential real estate - single family................  $ 651,116  $ 538,915
Residential real estate - multi-family.................     41,437     38,663
Commercial real estate.................................     45,907     41,845
Real estate construction...............................     47,011     23,249
Commercial business lending............................     19,721     10,239
Consumer...............................................     47,618     41,620
Others.................................................      1,402        822
-----------------------------------------------------------------------------
                                                           854,212    695,353
Less:
  Undisbursed loan funds...............................     23,407     19,698
  Deferred loan fees...................................       (928)      (448)
  Unearned discounts on loans purchased................         21         15
  Allowance for loan losses............................      6,850      6,702
------------------------------------------------------------------------------
                                                          $824,862   $669,386
==============================================================================

Fixed rate loans comprised 15% and 20%, respectively, of the loan portfolio at June 30, 2000 and 1999. The following summarizes the components of the net change in the allowance for loan losses:

                                                     Year Ended June 30,
                                            ----------------------------------
                                              2000        1999        1998
==============================================================================
Balance, beginning of period..............  $ 6,702     $ 6,186     $ 5,465
Provision for losses......................      250         525       1,200
Recoveries................................       31         300         404
Charge-offs...............................     (133)       (309)       (883)

------------------------------------------------------------------------------
Balance, end of period.................... $  6,850     $ 6,702     $ 6,186
==============================================================================

            Provident Financial Holdings, Inc. - 2000 Annual Report - Page 25

               Notes to Consolidated Financial Statements

The effect of non-accrual and restructured loans on interest income for the years ended June 30, 2000, 1999 and 1998 is presented below:

                                                    Year Ended June 30,
                                            ----------------------------------
                                              2000        1999        1998
==============================================================================
Contractual interest due..................  $   304     $   399    $    899
Interest recognized.......................      234         145         547
------------------------------------------------------------------------------
Net interest foregone.....................  $    70     $   254    $    352
==============================================================================

At June 30, 2000 and 1999, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

The following table identifies the Corporation's total recorded investment in impaired loans, net of specific allowances, by type at June 30, 2000 and 1999:

                                                                 June 30,
                                                           -----------------
                                                            2000        1999
==============================================================================
Non-accrual loans:
  Single family........................................  $     749  $   1,165
  Multifamily..........................................          -          -
  Commercial...........................................          -          -
  Nonmortgage..........................................         13         39
Restructured loans:
  Single family........................................          -          -
  Multifamily..........................................          -          -
  Commercial...........................................      1,481      1,508
  Nonmortgage..........................................          -          -
Other impaired loans:
  Single family........................................        203        112
  Multifamily..........................................          -        142
  Commercial...........................................        137        485
  Nonmortgage..........................................          -          1
------------------------------------------------------------------------------
Total impaired loans...................................  $   2,583  $   3,452
==============================================================================

During the years ended June 30, 2000 and 1999, the Corporation's average investment in impaired loans was $4,325 and $4,526, respectively, and interest income recorded during this period was $234 and $175, respectively. The Corporation records interest on non-accrual loans utilizing the cash basis method of accounting during periods when the loans are in non-accrual status.




==============================================================================
Page 26 - Provident Financial Holdings, Inc. - 2000 Annual Report

                Notes to Consolidated Financial Statements

In the ordinary course of business, the Bank makes loans to its directors, officers and employees at substantially the same terms prevailing at the time of origination for comparable transactions with borrowers. The following is a summary of related party loan activity:

                                                    Year Ended June 30,
                                            ----------------------------------
                                              2000        1999        1998
==============================================================================
Balance, beginning of period..............  $ 2,362     $ 2,741    $  1,825
Originations..............................    1,744       2,260       1,364
Payments..................................     (632)     (2,243)       (105)
Terminations..............................      (31)       (396)       (343)
------------------------------------------------------------------------------
Balance, end of period....................  $ 3,443     $ 2,362    $  2,741
==============================================================================

4. Mortgage Banking (Dollars in Thousands):
The following summarizes the unpaid principal balance of loans serviced for others by the Corporation:

                                                    Year Ended June 30,
                                            ----------------------------------
                                              2000        1999        1998
==============================================================================
Loans serviced for Federal Home Loan
  Mortgage Corporation....................  $ 89,811    $108,285   $149,730
Loans serviced for Federal National
  Mortgage Association....................   141,148     167,904    233,066
Loans serviced for other investors........    30,224      38,839     51,905
------------------------------------------------------------------------------
                                            $261,183    $315,028   $434,701
==============================================================================

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Corporation held borrowers' escrow balances related to loans serviced for others of $397 and $602 as of June 30, 2000 and 1999, respectively. These escrow balances are included in deposits in the accompanying consolidated balance sheets.

Loans sold consisted of the following:              Year Ended June 30,
                                            ----------------------------------
                                              2000        1999        1998
==============================================================================
Loans sold
  Servicing - released....................  $388,583    $648,141   $424,246
  Servicing - retained....................     1,275       1,568        428
------------------------------------------------------------------------------
                                            $389,858    $649,709   $424,674
==============================================================================

Loans held for sale consisted of the following:

                                                         Year Ended June 30,
                                                         -------------------
                                                            2000        1999
==============================================================================
Adjustable rate........................................  $  22,316  $   1,129
Fixed rate.............................................     29,733     36,538
------------------------------------------------------------------------------
                                                         $  52,049  $  37,667
==============================================================================

            Provident Financial Holdings, Inc. - 2000 Annual Report - Page 27

             Notes to Consolidated Financial Statements

5. Real Estate Held for Investment and Other Real Estate Owned (Dollars in Thousands):
Real estates consisted of the following:

                                                         Year Ended June 30,
                                                         -------------------
                                                            2000        1999
==============================================================================
Real estate held for investment........................  $  12,400  $   1,070
Other real estate owned................................      1,059      1,775
------------------------------------------------------------------------------
                                                            13,459      2,845
------------------------------------------------------------------------------
Allowance for estimated losses:
  Real estate held for investment......................        (20)      (20)
  Other real estate owned..............................        (12)      (32)
------------------------------------------------------------------------------
                                                               (32)      (52)
------------------------------------------------------------------------------
                                                         $  13,427  $  2,793
==============================================================================

The following summarizes the components of the net change in the allowance for losses on real estate:

                                                    Year Ended June 30,
                                            ----------------------------------
                                              2000        1999        1998
==============================================================================
Balance, beginning of period..............  $     52    $    611   $    589
Provisions for losses.....................       (20)        (20)       326
Charge-offs...............................         -        (539)      (304)
------------------------------------------------------------------------------
Balance, end of period....................  $     32    $     52   $    611
==============================================================================

6. Premises and Equipment (Dollars in Thousands):
Premises and equipment consisted of the following:

                                                         Year Ended June 30,
                                                         -------------------
                                                            2000        1999
==============================================================================
Land...................................................  $   2,532  $   2,531
Buildings..............................................      6,312      6,279
Leasehold improvements.................................        640        622
Furniture and equipment................................      9,538     10,275
Automobiles............................................        121        137
------------------------------------------------------------------------------
                                                            19,143     19,844
Less accumulated depreciation and amortization ........    (11,618)   (11,422)
------------------------------------------------------------------------------
                                                         $   7,525  $   8,422
==============================================================================

Page 28 - Provident Financial Holdings, Inc. - 2000 Annual Report

              Notes to Consolidated Financial Statements

7. Deposits (Dollars in Thousands):

                          June 30, 2000                  June 30, 1999
                    -------------------------    -----------------------------
                    Interest Rate      Amount    Interest Rate      Amount
==============================================================================
Checking deposits...     0%-2.96%    $  92,115       0%-3.20%     $  75,443
Passbook deposits...  1.98%-5.69%       86,417    1.98%-4.16%        81,108
Money market
 deposits...........     0%-3.93%       57,258       0%-3.93%        68,835
Term deposits
  Under $100,000....  2.00%-7.23%      339,904    2.00%-8.00%       310,223
  $100,000 and over.  3.93%-8.00%      120,764    3.78%-8.00%        97,272
------------------------------------------------------------------------------
                                     $ 696,458                    $ 632,881
==============================================================================
Weighted average interest
rate on deposits....                      4.67%                        4.13%
==============================================================================

The aggregate annual maturities of term accounts are as follows:

                                                         Year Ended June 30,
                                                         -------------------
                                                            2000        1999
==============================================================================
Within one year.......................................   $ 320,711  $ 368,380
One to two years......................................      95,860     20,462
Two to three years....................................      38,663      9,957
Three to four years...................................       2,175      6,505
Thereafter............................................       3,259      2,191
------------------------------------------------------------------------------
                                                         $ 460,668  $ 407,495
==============================================================================

Interest expense is summarized as follows:

                                                    Year Ended June 30,
                                            ----------------------------------
                                              2000        1999        1998
==============================================================================
Checking.................................   $  1,679    $    984   $    223
Term deposits............................     24,011      21,013     21,025
Money market deposits....................      2,295       2,693      3,247
Passbook deposits........................      2,391       2,398      1,216
------------------------------------------------------------------------------
                                            $ 30,376    $ 27,088   $ 25,711
==============================================================================

The Corporation is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserves are calculated based on deposit levels and amounted to $207 and $2,830 at June 30, 2000 and 1999, respectively.

           Provident Financial Holdings, Inc. - 2000 Annual Report - Page 29

               Notes to Consolidated Financial Statements

8. Borrowings (Dollars in Thousands):

Borrowings consisted of the following:                          June 30,
                                                           -----------------
                                                            2000        1999
------------------------------------------------------------------------------
Advances from Federal Home Loan Bank.................... $ 338,338  $ 214,506
A loan to facilitate purchase of investment property....     3,330          -
------------------------------------------------------------------------------
Total Borrowings........................................ $ 341,668  $ 214,506
==============================================================================

Advances from the Federal Home Loan Bank were collateralized by pledges of certain real estate loans with an aggregate principal balance at June 30, 2000 and 1999 of $628,094 and $358,026, respectively. In addition to the FHLB advances, the Bank, via its subsidiary, assumed a loan to facilitate the purchase of investment property in downtown Riverside. At June 30, 2000, the Bank's overall FHLB borrowing capacity which is limited to 40% of total assets, as reported on the Bank's quarterly thrift financial reports, is approximately $466,039 as compared to 30% of total assets, or $264,010 at June 30, 1999.

As a member of the FHLB system, the Bank is required to maintain a minimum investment in FHLB stock. The Bank holds the required investment in excess of $370 at June 30, 2000, as compared to no excess at June 30, 1999. Any excess may be redeemed by the Bank or called by FHLB at par.

The aggregate annual contractual maturities of borrowings are as follows:

                                                                June 30,
                                                           -----------------
                                                            2000        1999
==============================================================================
Within one year......................................... $ 230,541  $ 161,160
One to two years........................................    93,825     23,000
Two to three years......................................    17,000          -
Over three years........................................       302     30,346
------------------------------------------------------------------------------
                                                         $ 341,668  $ 214,506
==============================================================================
Weighted average interest rate..........................      6.37%     5.25%
==============================================================================

9. Income Taxes (Dollars in Thousands):
The provision for income taxes consisted of the following:


                                                    Year Ended June 30,
                                            ----------------------------------
                                              2000        1999        1998
==============================================================================
Current:
  Federal................................   $  3,664    $  5,475   $  3,376
  State..................................      1,275       1,892      1,001
------------------------------------------------------------------------------
                                               4,939       7,367      4,377
------------------------------------------------------------------------------
Deferred:
  Federal................................        294         115       (649)
  State..................................         77          72        (23)

------------------------------------------------------------------------------
                                                 371         187       (672)
------------------------------------------------------------------------------
Provision for income taxes...............   $  5,310    $  7,554   $  3,705
==============================================================================

Page 30 - Provident Financial Holdings, Inc. - 2000 Annual Report

                Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                      Year Ended June 30,
                                              --------------------------------
                                                2000        1999        1998
==============================================================================
Federal statutory income tax rate........       35.0%       35.0%      34.0%
State taxes net of Federal tax effect....        7.1%        7.1%       7.2%
Release of state valuation allowance.....          -           -          -
Other....................................        0.2%       (0.2%)      1.3%
------------------------------------------------------------------------------
Effective income tax rate................       42.3%       41.9%       2.5%
==============================================================================

Deferred tax liabilities (assets) by jurisdiction were as follows:

                                                                June 30,
                                                           -----------------
                                                            2000        1999
==============================================================================
Deferred Taxes - federal................................ $  (1,110) $  (1,185)
Deferred Taxes - state..................................      (595)      (731)
------------------------------------------------------------------------------
                                                         $  (1,705) $  (1,916)
==============================================================================

Deferred tax liabilities (assets) were comprised of the following:

                                                                June 30,
                                                           -----------------
                                                            2000        1999
==============================================================================
State taxes.............................................   $     -   $      -
Depreciation............................................        387       155
Federal Home Loan Bank dividends........................      2,135     1,704
Unrealized Gain on Securities...........................        129       518
------------------------------------------------------------------------------
     Total deferred tax liabilities.....................      2,651     2,377
------------------------------------------------------------------------------
State Tax...............................................       (387)     (413)
Market value adjustments................................        304       (34)
Loss reserves...........................................     (2,248)   (2,017)
Deferred compensation...................................     (1,476)   (1,149)
Investment in real estate...............................       (373)     (144)
Other...................................................       (176)     (536)
------------------------------------------------------------------------------
     Total deferred tax assets..........................     (4,356)   (4,293)
------------------------------------------------------------------------------
     Net deferred tax assets............................   $ (1,705) $ (1,916)
==============================================================================

            Provident Financial Holdings, Inc. - 2000 Annual Report - Page 31

             Notes to Consolidated Financial Statements

10. Capital (Dollars in Thousands):

Retained earnings at June 30, 2000 included approximately $6,850 for which federal income tax of approximately $2,809 had not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Corporation were to convert its charter.

Federal regulations require that institutions with investment in subsidiaries conducting real estate investments and joint venture activities maintain sufficient capital over the minimum regulatory requirements. The Corporation maintains capital in excess of the minimum requirements.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

Various adjustments are required to be made to retained earnings and total assets for computing these capital ratios, depending on an institution's capital and asset structure. The adjustment presently applicable to the Bank is for equity investments in real estate. In addition, in calculating risk-based capital, general loss allowances are included as capital on a limited basis.

As of June 30, 2000, the most recent notification from the Office of the Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, core, and tangible leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Corporation may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Page 32 - Provident Financial Holdings, Inc. - 2000 Annual Report

             Notes to Consolidated Financial Statements

The Bank's actual capital amounts and ratios as of June 30, 2000, 1999 and 1998 are as follows:

                                                     To be "Well
                                                     Capitalized" Under
                                                     Prompt Corrective
                                   Actual            Action Provision
                            ------------------  -----------------------------
                              Amount    Ratio    Amount               Ratio
=============================================================================
As of June 30, 2000

Total Risk Based Capital
 Ratio...................... $ 81,719   13.42%  $ 60,889   Greater than or
                                                           equal to 10.0%
Tier 1 (Core) Capital Ratio.   74,482    6.56%    56,747   Greater than or
                                                           equal to 5.0%
Tier 1 Risk Based Capital...   74,482   12.23%    36,533   Greater than or
                                                           equal to 6.0%
Tangible Equity Ratio.......   74,482    6.56%    22,699   Greater than or
                                                           equal to 2.0%

As of June 30, 1999

Total Risk Based Capital
 Ratio...................... $ 79,058   16.76%  $ 47,172   Greater than or
                                                           equal to 10.0%
Tier 1 (Core) Capital Ratio.   72,421    7.66%    47,255   Great than or
                                                           equal to 5.0%
Tier 1 Risk Based Capital...   72,421   15.35%    28,303   Greater than or
                                                           equal to 6.0%
Tangible Equity Ratio.......   72,421    7.66%    37,804   Greater than or
                                                           equal to 4.0%

(*) To be deemed other than critically undercapitalized


11. Benefit Plans (Dollars in Thousands):

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements. Under the plan, employees may contribute up to 10% of their pre-tax compensation. The Corporation makes matching contributions up to 3% of participants' pre-tax compensation. Participants vest immediately in their own contributions with 100% vesting in the Corporation's contributions occurring after six years of credited service. The Corporation's expense for these plans was approximately $193, $182, and $142 for the years ended June 30, 2000, 1999 and 1998, respectively.

The Corporation has a multi-year employment contract with one executive officer to pay certain benefits upon retirement. The obligation was fully funded at June 30, 2000 and 1999. Actuarially determined retirement costs are being accrued and expensed annually.

Employee Stock Ownership Plan (ESOP)
As part of the conversion as described in Note 1, an ESOP was established for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours. The ESOP borrowed $4,100 from the Corporation to purchase 410,017 shares of the common stock issued in the conversion. The loan will be repaid principally from the Corporation's contributions to the ESOP over a period of 15 years. At June 30, 2000, the outstanding balance on the loan was $3,269. Shares purchased with the loan proceeds are held in an unearned ESOP shares account and released on a pro rata basis as the loan is repaid. Contributions to the ESOP and shares released from the unearned ESOP shares account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after six years of credited service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Corporation. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The expense related to the ESOP totaled

           Provident Financial Holdings, Inc. - 2000 Annual Report - Page 33

              Notes to Consolidated Financial Statements

$451, $465 and $579 for the years ending June 30, 2000, 1999 and 1998, respectively. At June 30, 2000, the unearned ESOP shares account of $2,908 is reported as a reduction of stockholders' equity.

The table below reflects ESOP activity for the period indicated:

                                                                June 30,
                                                           -----------------
                                                            2000        1999
==============================================================================
Unallocated shares at beginning of period...............   317,860    344,912
Allocated...............................................    27,052     27,052
------------------------------------------------------------------------------
Unallocated shares at end of period.....................   290,808    317,860
==============================================================================

The fair value of unallocated ESOP shares totaled $4,053, $6,357 and $7,157 at June 30, 2000, 1999 and 1998, respectively.

12. Incentive Plans

Management Recognition Plan and Trust (MRP)
The Corporation has established the 1996 Management Recognition Plan ("MRP") to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock. The Corporation acquired 205,000 shares of its common stock in the open market to fund the MRP. On October 30, 1997, 184,910 shares had been awarded with a weighted average fair value at the date of grant of $20.00 per share. Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at grant date. MRP compensation expense was $740, $740 and $493 for the year ended June 30, 2000, 1999 and 1998, respectively.

Stock Option Plan
The Corporation has established the 1996 Stock Option Plan ("Plan") for certain of its directors and key employees under which up to 512,522 shares of common stock have been authorized to be granted. Under the Plan, options may not be granted at a price less than the fair market value at the date of grant. Options are vested over a five-year period as long as the employee or director remains an employee or director of the Corporation. These options are excercisable in equal installments over five years at the end of each vesting period. The maximum term of the options granted during 1997 is 10 years.

The following is a summary of changes in options outstanding:


                                                                    Weighted
                                                        Number of   Average
                                                         Shares      Price
==============================================================================
Outstanding at June 30, 1997..........................   356,500    $ 15.25
Granted (weighted average fair value of $10.93).......    65,500      20.59
Cancelled.............................................    46,000      15.25
------------------------------------------------------------------------------
Outstanding at June 30, 1998..........................   376,000      16.18
Granted...............................................         -          -
Cancelled.............................................         -          -

------------------------------------------------------------------------------
Outstanding at June 30, 1999..........................   376,000     $16.18
Granted...............................................         -          -
Cancelled.............................................     5,000      15.25
------------------------------------------------------------------------------
Outstanding at June 30, 2000..........................   371,000     $16.19
==============================================================================

For outstanding options the weighted average remaining contractual life was
6.7 years. There were 241,930 shares under options that were exercisable at June 30, 2000. At June 30, 2000, 141,522 shares were available for future grants under the Plan.

Page 34 - Provident Financial Holdings, Inc. - 2000 Annual Report

               Notes to Consolidated Financial Statements

Additional Stock Option Plan Information
The Corporation adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123) in 1997. As permitted by SFAS No. 123, the Corporation continues to measure compensation cost in accordance with Accounting Principles Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS No. 123) had been applied beginning in 1997.

The Corporation has calculated the fair value of stock-based awards to employees using the Black-Scholes option pricing model with the following weighted average assumptions: 10 year expected life; stock volatility, 28%; risk free interest rate, 5.77% in 1998; and no dividends during the expected term. The Corporation's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income and basic earnings per share would have been $6,868 and $1.86 per share in fiscal 2000, $10,072 and $2.43 per share in fiscal 1999 and $4,674 and $1.04 per share in fiscal 1998.

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

                                         For the Year Ended June 30, 2000
                                     -----------------------------------------
                                        Income        Shares       Per Share
                                      (numerator)  (denominator)     Amount
==============================================================================
Basic EPS............................  $  7,256      3,643,532       $ 1.99

Effect of dilutive shares
Stock options........................                   28,475
Restricted stock awards..............                   28,464
                                                     ---------
Diluted EPS..........................  $  7,256      3,700,471       $ 1.96
==============================================================================

                                         For the Year Ended June 30, 1999
                                     -----------------------------------------
                                        Income        Shares       Per Share
                                      (numerator)  (denominator)     Amount
==============================================================================
Basic EPS............................  $ 10,465      4,080,106       $ 2.56

Effect of dilutive shares
Stock options........................                   34,392
Restricted stock awards..............                   27,564
                                                     ---------
Diluted EPS..........................  $ 10,465      4,142,062       $ 2.53
==============================================================================

                                         For the Year Ended June 30, 1998
                                     -----------------------------------------
                                        Income        Shares       Per Share
                                      (numerator)  (denominator)     Amount
==============================================================================
Basic EPS............................  $  5,020      4,388,090       $ 1.14

Effect of dilutive shares
Stock options........................                   94,222
Restricted stock awards..............                   19,701
                                                     ---------
Diluted EPS..........................  $  5,020      4,502,013       $ 1.11
==============================================================================

            Provident Financial Holdings, Inc. - 2000 Annual Report - Page 35

                Notes to Consolidated Financial Statements

14. Commitments and Contingencies (Dollars in Thousands):

The Corporation is involved in various legal matters associated with its normal operations. In the opinion of management, these matters will be resolved without material effect on the Corporation's financial position.

The Corporation conducts a portion of its operations in leased facilities under non-cancelable agreements classified as operating leases. The following is a schedule of minimum rental payments under such operating leases which expire at various years:

                                                    June 30,
                                                      2000
               ============================================
               Fiscal Year

                  2001............................  $   524
                  2002............................      319
                  2003............................      113
               --------------------------------------------
                  Total minimum payments required.  $   956
               ============================================

Lease expense under operating leases approximated $632, $600, and $679 for the years ended June 30, 2000, 1999 and 1998, respectively.

15. Financial Instruments With Off-Balance Sheet Risk (Dollars in Thousands)

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward commitments to sell loans to third parties. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheet. The Corporation's exposure to credit loss, in the event of nonperformance by the other party to these financial instruments is represented by the contractual notional amount of these instruments. The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as all conditions have been met in the contract. These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee. Since some of these commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. At June 30, 2000 and 1999, interest rates on commitments to lend ranged from 3.00% to 14.90% and 6.00% to 11.30%, respectively.

In an effort to minimize its exposure to interest rate fluctuations on fixed rate loans originated for sale, the Corporation enters into forward agreements to sell certain dollar amounts of fixed as well as adjustable rate loans to third parties. These agreements specify the minimum maturity of the loans, yield to purchaser and servicing spread to the Corporation (if servicing is retained), and the maximum principal amount of individual loans. The Corporation typically satisfies these forward sale agreements with its current production; at June 30, 2000 and 1999 the aggregate amount of loans held for sale and of commitments to originate exceeded the Corporation's forward sales commitments to sell loans. At June 30, 2000 and 1999, interest rates on commitments to sell loans ranged from 3.00% to 14.88% and 5.25% to 11.55%, respectively.

Page 36 - Provident Financial Holdings, Inc. - 2000 Annual Report

              Notes to Consolidated Financial Statements

The Corporation is exposed to interest rate risk on fixed rate commitments to originate loans for sale to the extent forward sale agreements have not been entered into. To minimize this risk, the Corporation purchases over the counter put options with option periods that generally coincide with the terms of the commitments to originate loans. The contract or notional amount of these instruments reflect the extent of involvement the Corporation has in this particular class of financial instruments. The Bank's exposure to loss on these financial instruments is limited to the premiums paid. Premiums paid and deferred gains on put options are recorded as an adjustment to the carrying value of loans held for sale and recognized in earnings when the loan is sold. There was $3,000 of put options at June 30, 2000 as compared no option coverage at June 30, 1999.

In addition to construction loans in process, the Corporation had the following outstanding commitments:

                                                                June 30,
Commitments to originate mortgage loans:                    2000        1999
                                                         ---------------------

Fixed rate.............................................  $  24,331  $  35,111
Adjustable rate........................................      7,343      4,740
==============================================================================
                                                            31,674     39,851

Unused lines of credit.................................     21,250        139
Commitments to sell loans..............................     49,593     36,672
==============================================================================

16. Fair Values of Financial Instruments (Dollars in Thousands):

The reported fair values of financial instruments are based on various factors. In some cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows, assumed discount rates and other factors reflecting varying degrees of risk. The estimates are subjective in nature and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the reported fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future. The following methods and assumptions were used to estimate fair value of each class of significant financial instruments:

Cash and due from banks, federal funds sold, interest bearing deposits with banks: The carrying amount of these financial assets approximates the fair value.

Investment securities: The fair value of investment securities is based on quoted market prices or dealer quotes.

Loans held for sale: Fair values for loans are based on quoted market prices. Forward commitments to sell loans have been considered in the determination of the estimated fair value of loans held for sale.

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

            Provident Financial Holdings, Inc. - 2000 Annual Report - Page 37

               Notes to Consolidated Financial Statements

Federal Home Loan Bank stock: The carrying amount reported for FHLB stock approximates fair value. If redeemed, the Corporation will receive an amount equal to the par value of the stock.

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

Commitments: Commitments to extend credit on existing obligations are at substantially the same rates and terms of commitments offered on June 30, 2000 to parties of similar credit worthiness.

The carrying amount and fair values of the Corporation's financial instruments were as follows:

                                      June 30, 2000         June 30, 1999
                                   --------------------  ---------------------
                                    Carrying    Market   Carrying     Market
                                     Amount     Value      Amount     Value
==============================================================================
Financial assets:
Cash.............................. $  18,625  $  18,625  $  19,729  $  19,729
Investment securities.............   199,301    190,441    179,834    176,033
Loans receivable available
 for sale.........................    52,049     52,903     37,667     37,880
Loans held for investment.........   824,862    807,380    669,386    670,125
Accrued interest receivable.......     7,391      7,391      5,984      5,984
FHLB stock........................    17,287     17,287     10,725     10,725

Financial liabilities:
Deposits..........................   696,458    696,890    632,881    634,005
Borrowings........................   341,668    340,980    214,506    214,095
==============================================================================

Page 38 - Provident Financial Holdings, Inc. - 2000 Annual Report

               Notes to Consolidated Financial Statements

17. Operating Segments (Dollars in Thousands):

The following tables illustrate the Corporation's operating segments for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

                                                  Year Ended June 30, 2000
                                             ---------------------------------
                                             Savings                 Consoli-
                                             Bank        Mortgage     dated
                                             Operations  Banking      Total
==============================================================================
Net interest income........................ $   28,195   $    526   $  28,721

Non-interest income:
  Loan servicing and other fees............     (1,452)     4,125       2,673
  Gain on sale of loans, net...............         37      3,211       3,248
  Real estate operations...................        589        (45)        544
  Other....................................      2,334          3       2,337
------------------------------------------------------------------------------
     Total non-interest income.............      1,508      7,294       8,802
Non-interest expenses:
  Salaries and employee benefits...........     11,043      3,981      15,024
  Premises and occupancy...................      1,316        707       2,023
  Operating and administrative expenses....      5,264      2,646       7,910
------------------------------------------------------------------------------
     Total non-interest expenses...........     17,623      7,334      24,957
------------------------------------------------------------------------------
Operating income before income taxes....... $   12,080   $    486  $   12,566
==============================================================================
Total assets, end of period................ $1,095,024   $ 52,780  $1,147,804
==============================================================================


                                                  Year Ended June 30, 1999
                                             ---------------------------------
                                             Savings                 Consoli-
                                             Bank        Mortgage     dated
                                             Operations  Banking      Total
==============================================================================
Net interest income........................ $   23,422   $    995   $  24,417

Non-interest income:
  Loan servicing and other fees............     (1,402)     4,116       2,714
  Gain on sale of loans, net...............          -      6,590       6,590
  Real estate operations...................      6,885         86       6,971
  Other....................................      1,993         51       2,044
------------------------------------------------------------------------------
     Total non-interest income.............      7,476     10,843      18,319
Non-interest expenses:
  Salaries and employee benefits...........     10,706      4,562      15,268
  Premises and occupancy...................      1,315        651       1,966
  Operating and administrative expenses....      5,028      2,455       7,483
------------------------------------------------------------------------------
     Total non-interest expenses...........     17,049      7,668      24,717
------------------------------------------------------------------------------
Operating income before income taxes....... $   13,849   $  4,170   $  18,019
==============================================================================
Total assets, end of period................ $  918,809   $ 38,622   $ 957,431
==============================================================================
            Provident Financial Holdings, Inc. - 2000 Annual Report - Page 39

                Notes to Consolidated Financial Statements

17. Operating Segments (Dollars in Thousands) continued

                                                  Year Ended June 30, 1998
                                             ---------------------------------
                                             Savings                 Consoli-
                                             Bank        Mortgage     dated
                                             Operations  Banking      Total
==============================================================================
Net interest income........................ $   19,044   $    435   $  19,479

Non-interest income:
  Loan servicing and other fees............       (910)     3,945       3,035
  Gain on sale of loans, net...............          9      4,482       4,491
  Real estate operations...................        105         91         196
  Other....................................      1,552         67       1,619
------------------------------------------------------------------------------
     Total non-interest income.............        756      8,585       9,341
Non-interest expenses:
  Salaries and employee benefits...........      9,355      3,095      12,450
  Premises and occupancy...................      1,024      1,041       2,065
  Operating and administrative expenses....      4,274      1,306       5,580
------------------------------------------------------------------------------
     Total non-interest expenses...........     14,653      5,442      20,095
------------------------------------------------------------------------------
Operating income before income taxes....... $    5,147   $  3,578   $   8,725
==============================================================================
Total assets, end of period................ $  748,667   $ 67,538   $ 816,205
==============================================================================

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Corporation's overall internal transfer pricing arrangements determined by management are summarized as follows:
1. Borrowings for Mortgage Banking are indexed to the higher of the three-month Federal Home Loan Bank rate or the overall cost of the customer deposits and borrowings. The total cost of funds was $3,289 in fiscal 2000 as compared to $3,448 in 1999 and $2,388 in 1998.

2. Mortgage Banking receives servicing-released premiums for the loans transferred to Savings Bank's portfolio equal to the market price of such loans. The servicing-released premiums were $2,210 in fiscal 2000 as compared to $2,240 in 1999 and $1,575 in 1998.

3. Loan servicing fees are charged by Savings Banking based on the number of loans held for sale multiplied by a fixed fee which is subject to management's regular review. The loan servicing fees were $70 in fiscal 2000 as compared to $74 in 1999 and $121 in 1998.

4. Office rents for Mortgage Banking offices which are located at the Bank offices are internally charged based on the square footage. The total office rents were $93 in fiscal 2000 as compared to $93 in 1999 and $108 in 1998. A management fee, which is subject to regular review, is charged to Mortgage Banking for services provided by Bank Operations. The management fee was $240 in fiscal 2000 as compared to $170 in 1999 and $33 in 1998.

Page 40 - Provident Financial Holdings, Inc. - 2000 Annual Report

               Notes to Consolidated Financial Statements

18. Holding Company Condensed Financial Information (Dollars in Thousands):

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed balance sheet for Provident Financial Holdings, Inc. (Holding Company only) as of June 30, 2000 and 1999 and condensed statements of operations and cash flows for the year ended June 30, 2000.

                                                                June 30,
                                                        ----------------------
Condensed Balance Sheet                                    2000        1999
==============================================================================
Assets
  Cash..............................................    $  2,880    $  2,170
  Investment securities held to maturity............           -       2,001
  Investment securities available for sale..........          49       1,070
  Investment in subsidiary..........................      82,163      79,794
  Other assets......................................       3,713       3,953
------------------------------------------------------------------------------
                                                        $ 88,805    $ 88,988
==============================================================================

Liabilities and Stockholders' Equity
  Other liabilities.................................    $     24    $     47
  Stockholders' equity..............................      88,781      88,941
------------------------------------------------------------------------------
                                                        $ 88,805    $ 88,988
==============================================================================

           Provident Financial Holdings, Inc. - 2000 Annual Report - Page 41

                 Notes to Consolidated Financial Statements

                                                    Year Ended June 30,
                                            ----------------------------------
Condensed Statement of Operations             2000        1999        1998
==============================================================================
Interest and other income................   $    530    $    830   $  1,143
General and administrative expenses......        264         334        297
------------------------------------------------------------------------------
  Income before equity in earnings of
   the subsidiary........................        266         496        846
Equity in earnings of the subsidiary.....      7,179      10,252      4,599
------------------------------------------------------------------------------
  Income before income taxes.............      7,445      10,748      5,445
  Income taxes...........................        189         283        425
------------------------------------------------------------------------------
     Net income..........................   $  7,256    $ 10,465   $  5,020
==============================================================================


                                                    Year Ended June 30,
                                            ----------------------------------
Condensed Statement of Cash Flows             2000        1999        1998
==============================================================================
Cash flows from operating activities:
  Net income.............................   $  7,256    $ 10,465   $  5,020
Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities:
  Equity in earnings of the subsidiary...     (7,179)    (10,252)    (4,599)
  Depreciation and amortization..........         24        (124)      (205)
  Net loss (gain) on sale of investment
   securities............................          7         (39)         -
  Decrease (increase) in other assets....        240        (165)       143
  Decrease in other liabilities..........        (23)       (701)       136
------------------------------------------------------------------------------
     Net cash provided by (used for)
      operating activities...............        325        (816)       495
------------------------------------------------------------------------------
Cash flow from investing activities:
  Purchase of investment securities
   held to maturity......................          -      (5,959)   (15,390)
  Maturity of investment securities
   held to maturity......................      2,000      16,088     21,762
  Purchase of investment securities
   available for sale....................       (224)     (1,454)      (500)
  Sales of investment securities
   available for sale....................      1,215         919          -
  Dividend received from PSB.............      9,000           -          -
  Capital injection to PSB...............     (3,000)          -          -
------------------------------------------------------------------------------
     Net cash used by investing
      activities.........................      8,991       9,594      5,872
------------------------------------------------------------------------------
Cash flow from financing activities:
  Treasury stock purchases...............     (8,606)     (8,784)    (4,983)
------------------------------------------------------------------------------
Net increase in cash during the year.....        710          (6)     1,384
Cash and cash equivalents, beginning
 of year.................................      2,170       2,176        792
------------------------------------------------------------------------------
Cash and cash equivalents, end of year...   $  2,880    $  2,170   $  2,176


==============================================================================

Page 42 - Provident Financial Holdings, Inc. - 2000 Annual Report

                          Shareholder Information

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Stock Market under the symbol PROV. The following table provides the high and low stock prices for PROV during the last two fiscal years.

                         First          Second         Third        Fourth
                     (September 30,) (December 31,)  (March 31,)   (June 30,)
-----------------------------------------------------------------------------
2000 Quarters
  High                   $20.44          $18.75        $16.50        $15.13
  Low                     17.38           16.50         13.00         13.38

1999 Quarters
  High                   $20.75          $17.50        $17.63        $20.25
  Low                     14.13           14.00         15.63         16.00
-----------------------------------------------------------------------------

ANNUAL MEETING                         MARKET INFORMATION
The annual meeting of shareholders     Provident Financial Holdings, Inc. is
will be held at the Riverside Art      traded on the NASDAQ Stock Market
Museum at 3425 Mission Inn Avenue,     under the symbol of PROV.
Riverside, California on Thursday,
October 26, 2000, at 11:00 a.m.        FINANCIAL INFORMATION
Pacific time. A formal notice of       Requests for copies of form 10-K and
the meeting, together with a proxy     10-Q filed with the Securities and
statement and proxy form, will be      Exchange Commission should be directed
mailed to shareholders.                in writing to:

CORPORATE OFFICES                      Robert G. Schrader
Provident Financial Holdings, Inc.     Corporate Secretary
3756 Central Avenue                    Provident Financial Holdings, Inc.
Riverside, CA 92506                    3756 Central Avenue
(909) 686-6060                         Riverside, CA 92506

CORPORATE COUNSEL                      CORPORATE PROFILE
Breyer & Associates PC                 Provident Financial Holdings, Inc.
1100 New York Avenue, N.W.             ("Corporation"), a Delaware corpora-
Suite 700 East                         tion, was organized in January 1996
Washington D.C. 20005                  for the purpose of becoming the
(202) 737-7900                         holding company for Provident Savings
                                       Bank, F.S.B. ("Savings Bank") upon
INDEPENDENT ACCOUNTANTS                the Savings Bank's conversion from a
PricewaterhouseCoopers LLP             federal mutual to a federal stock
400 South Hope Street                  savings bank ("Conversion"). The
Los Angeles, CA 90071-2889             Conversion was completed on June 27,
(213) 236-3000                         1996. The Corporation does not engage
                                       in any significant activity other
TRANSFER AGENT                         than holding the stock of the Savings
Registrar and Transfer Company         Bank. The Savings Bank serves the
10 Commerce Drive                      banking needs of select communities
Cranford, NJ 07016                     in Riverside and San Bernardino
(908) 497-2300                         Counties and has mortgage lending
                                       operations in Southern California and
                                       Nevada.

            Provident Financial Holdings, Inc. - 2000 Annual Report - Page 43

                  Board of Directors and Senior Officers

BOARD OF DIRECTORS                        SENIOR OFFICERS

Bruce W. Bennett                          Provident Financial Holdings, Inc.:
President
Community Care & Rehabilitation Center    Craig G. Blunden
                                          Chairman, President & CEO
Craig G. Blunden
Chairman, President & CEO                 Robert G. Schrader
Provident Savings Bank, FSB               Corporate Secretary

Debbie H. Guthrie                         Provident Savings Bank, FSB:
President
Roy O. Huffman Roofing Company            Craig  G. Blunden
                                          Chairman, President & CEO
Robert G. Schrader
Executive Vice President &                Robert G. Schrader
Chief Operating Officer                   Executive Vice President &
                                          Chief Operating Officer
Roy H. Taylor
President                                 Donald L. Blanchard
Talbot & Financial Services -             Senior Vice President
 Pacific region                           Retail Banking

William E. Thomas                         Lilian  Brunner
Executive Vice President/General Counsel  Senior Vice President
KPC Global Care                           Chief Information Officer

                                          Richard L. Gale
                                          Senior Vice President
                                          Mortgage Banking



Page 44 - Provident Financial Holdings, Inc. - 2000 Annual Report

                              Branch Locations


Provident [LOGO]                        Provident [LOGO]
                                              Bank Mortgage
Customer information: (800) 442-5201    Faster funded home loans.

Corporate Office                        Division Office
3756 Central Avenue                     3756 Central Avenue
Riverside, CA 92506                     Riverside, CA 92506

Downtown Business Center                WHOLESALE OFFICES
4001 Main Street
Riverside, CA 92501                     Rancho Cucamonga
                                        10390 Commerce Center Drive, Suite 190
Canyon Crest                            Rancho Cucamonga, CA 91730
5225 Canyon Crest Drive #86
Riverside, CA 92507                     RETAIL OFFICES

Moreno Valley                           Las Vegas - Pacific Sunbelt
12460 Heacock Street                    7720 West Sahara Avenue, Suite 106
Moreno Valley, CA 92553                 Las Vegas, NV 89117

Moreno Valley North                     Rancho Cucamonga
23575 Sunnymead Ranch Parkway           10390 Commerce Center Drive, Suite 190
Moreno Valley, CA 92557                 Rancho Cucamonga, CA 91730

Redlands                                Rancho Mirage
125 E. Citrus Avenue                    71-991 Highway 111
Redlands, CA 92373                      Rancho Mirage, CA 92270

Sun City                                Glendora
27010 Sun City Boulevard                1200 E. Alosta Avenue, Suite 102
Sun City, CA 92586                      Glendora, CA 91740

Hemet                                   Hacienda Heights
1690 E. Florida Avenue                  17138 A. Colima Road
Hemet, CA 92544                         Hacienda Heights, CA 91745

Rancho Mirage                           Torrance
71-991 Highway 111                      22805 Hawthorne Boulevard
Rancho Mirage, CA 92270                 Torrance, CA 90505

Blythe                                  Riverside
350 E. Hobson Way                       6529 Riverside Avenue, Suite 160
Blythe, CA 92225                        Riverside, CA 92506

Temecula                                Subprime Wholesale
(expected to be opened in June 2001)    Provident Home Equities
                                        10390 Commerce Center Dr. Suite 280
                                        Rancho Cucamonga, CA 91730

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

                                EXHIBIT 23

                    Consent of Independent Accountants

                        CONSENT OF INDEPENDENT ACCOUNTANTS



     We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 of Provident Financial Holdings, Inc. of our report dated August 4, 2000 appearing in the Annual Report to Shareholders which is incorporated by reference in this Annual Report on Form10-K.


/s/ PricewaterhouseCoopers LLP
Los Angeles, California
                                  September 25, 2000