Form 10-Q
period 2000-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2000-11-06
CIK 1010470

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended..................... September 30, 2000
                                                           ------------------

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


                        -----------------------------
             (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       (1) Yes   X  .  No      .
               -----      -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of class :                           As of November 6, 2000
    ----------------                           ----------------------
Common stock, $ 0.01 par value                    3,894,066 shares *

* Includes 284,045 shares held by the employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts; and 73,964 shares held by the management recognition plan which have been committed to be released and allocated to participant accounts.

                       PROVIDENT FINANCIAL HOLDINGS, INC.
                              Table of Contents

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Unaudited Interim Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition
         as of September 30, 2000 and June 30, 2000......................  1

         Consolidated Statements of Operations
         for the quarters ended September 30, 2000 and 1999..............  2

         Consolidated Statements of Changes in Stockholders' Equity
         for the quarters ended September 30, 2000 and 1999..............  3

         Consolidated Statements of Cash Flows
         for the quarters ended September 30, 2000 and 1999..............  4

         Selected Notes to Unaudited Interim Consolidated Financial
         Statements......................................................  5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         General.........................................................  7

         Comparison of Financial Condition at September 30, 2000 and
         June 30, 2000...................................................  7

         Comparison of Operating Results for the quarters ended
         September 30, 2000 and 1999.....................................  8

         Loan Volume Activities.......................................... 15

         Liquidity and Capital Resources................................. 16

         Supplemental Information........................................ 17

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.....................................  17

         Item 2.  Changes in Securities.................................  17

         Item 3.  Defaults upon Senior Securities.......................  17

         Item 4.  Submission of Matters to Vote of Stockholders.........  17

         Item 5.  Other Information.....................................  17

         Item 6.  Exhibits and Reports on Form 8-K......................  18

SIGNATURES..............................................................  19

EXHIBIT 27 - FINANCIAL DATA SCHEDULE....................................  20

                       PROVIDENT FINANCIAL HOLDINGS, INC.
                Consolidated Statements of Financial Condition
                                (Unaudited)
                           Dollars in Thousands

                                                   September 30,    June 30,
                                                       2000          2000
                                                   ------------- -----------
  ASSETS
   Cash.........................................   $    18,021   $    18,965
   Overnight deposits...........................             -             -
   Investment securities - held to maturity
    (market value $168,874 and $166,059,
    respectively)...............................       175,237       175,234
   Investment securities - available for sale
    at fair market value........................        25,947        24,382
   Loans held for investment, net...............       811,113       824,862
   Loans held for sale, net.....................        49,258        52,049
   Accrued interest receivable..................         7,893         7,391
   Real estate held for investment, net.........        12,264        12,380
   Real estate owned, net.......................         1,173         1,047
   Federal Home Loan Bank stock.................        17,625        17,287
   Premises and equipment, net..................         7,464         7,525
   Prepaid expenses and other assets............         6,410         6,682
                                                   -----------   -----------
      Total assets..............................   $ 1,132,405   $ 1,147,804
                                                   ===========   ===========
Liabilities and Stockholders' Equity
Liabilities:
   Non-interest bearing deposits................   $    19,209   $    18,666
   Interest bearing deposits....................       673,796       677,792
                                                   -----------   -----------
      Total deposits............................       693,005       696,458

   Borrowings...................................       327,135       341,668
   Accounts payable, accrued interest and
    other liabilities...........................        21,329        20,711
                                                   -----------   -----------
      Total liabilities.........................     1,041,469     1,058,837

Stockholders' equity:
   Preferred stock, $.01 par value; authorized
    2,000,000 shares; none issued and outstanding            -             -
   Common stock, $.01 par value; authorized
    15,000,000 shares; issued 5,125,215 shares;
    outstanding 3,900,066 and 3,922,066 shares,
    respectively................................            51            51
   Additional paid-in capital...................        51,295        51,249
   Retained earnings............................        66,544        64,811
   Treasury stock at cost (1,225,149 and
    1,203,149 shares, respectively).............       (23,094)      (22,696)
   Unearned stock compensation..................        (4,381)       (4,634)
   Accumulated other comprehensive income,
    net of tax..................................           521           186
                                                   -----------   -----------
      Total stockholders' equity................        90,936        88,967
                                                   -----------   -----------
      Total liabilities and stockholders'
       equity...................................   $ 1,132,405   $ 1,147,804
                                                   ===========   ===========

  The accompanying notes are integral part of these financial statements.

                       PROVIDENT FINANCIAL HOLDINGS, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                  Dollars in Thousands, Except Earnings Per Share

                                                         Quarter Ended
                                                          September 30,
                                                      ---------------------
                                                        2000         1999
                                                      --------     --------
Interest income
   Loans receivable, net........................      $ 16,680     $ 13,951
   Investment securities........................         3,520        3,213
   Interest bearing deposits....................            19            6
                                                      --------     --------
      Total interest income.....................        20,219       17,170

Interest expense
   Savings accounts.............................           684          548
   Demand and NOW accounts......................           942        1,022
   Certificates of deposit......................         6,759        5,397
   Federal Home Loan Bank advances and other
    borrowings..................................         5,284        3,112
                                                      --------     --------
      Total interest expense....................        13,669       10,079
                                                      --------     --------
Net interest income.............................         6,550        7,091
Provision for loan losses.......................             -            -
                                                      --------     --------
Net interest income after provision for
 loan losses....................................         6,550        7,091

Non-interest income
   Loan servicing and other fees................           595          719
   Gain on sale of loans, net...................         1,309          848
   Real estate operations, net..................           180           35
   Other........................................           788          614
                                                      --------     --------
      Total non-interest income.................         2,872        2,216

Non-interest expenses
   Salaries and employee benefits...............         3,986        4,009
   Premises and occupancy.......................           509          492
   Equipment....................................           472          528
   Professional expenses........................           122          168
   Sales and marketing expenses.................           268          269
   Other........................................         1,066        1,049
                                                      --------     --------
      Total non-interest expenses..............          6,423        6,515
                                                      --------     --------
Income before taxes............................          2,999        2,792
Provision for income taxes.....................          1,266        1,182
                                                      --------     --------
Net income.....................................       $  1,733     $  1,610
                                                      ========     ========

   Basic earnings per share....................         $ 0.49      $ 0.42
   Diluted earnings per share..................         $ 0.48      $ 0.41

The accompanying notes are an integral part of these financial statements.

                                          PROVIDENT FINANCIAL HOLDINGS, INC.
                                  Consolidated Statements of Stockholders' Equity
                                                     (Unaudited)
                                        Dollars in Thousands, Except Shares
                                 For the Quarters Ended September 30, 2000 and 1999

                                    Common                                                  Other
                                     Stock     Additional                      Unearned     Compre-
                                --------------   Paid-in  Retained  Treasury     Stock      hensive
                                Shares  Amount   Capital  Earnings   Stock    Compensation  Income  Total
--------------------------------------------------------------------------------------------------------
Balance at June 30, 2000...... 3,922,066  $ 51  $ 51,249  $ 64,811  $ (22,696)  $ (4,634)  $ 186 $88,967

Comprehensive income:
  Net income..................                               1,733                                 1,733
  Unrealized holding gains on
   securities available for
    sale, net of tax..........                                                               335     335
                                                                                                 -------
Total comprehensive income....                                                                     2,068

Purchase of treasury stock....   (22,000)                                (398)                      (398)

Release of shares under stock-
based compensation plans......                        46                             253             299
--------------------------------------------------------------------------------------------------------

Balance at September 30, 2000. 3,900,066  $ 51  $ 51,295  $ 66,544  $ (23,094)  $ (4,381)  $ 521 $90,936
========================================================================================================
The accompanying notes are an integral part of these financial statements.

                                                                                            Accumu-
                                                                                            lated
                                    Common                                                  Other
                                     Stock     Additional                      Unearned     Compre-
                                --------------   Paid-in  Retained  Treasury     Stock      hensive
                                Shares  Amount   Capital  Earnings   Stock    Compensation  Income  Total
--------------------------------------------------------------------------------------------------------
Balance at June 30, 1999...... 4,385,785  $ 51  $ 51,069  $ 57,555  $ (14,089)  $ (5,644)  $ 744 $89,686

Comprehensive income:

  Net income..................                               1,610                                 1,610
  Unrealized holding gains on
   securities available for
   sale, net of tax...........                                                              (235)   (235)
                                                                                                 -------
Total comprehensive income....                                                                     1,375

Purchase of treasury stock....  (203,500)                              (4,054)                    (4,054)

Release of shares under stock-
 based compensation plans.....                        65                             252             317
--------------------------------------------------------------------------------------------------------

Balance at September 30, 1999. 4,182,285  $ 51  $ 51,134  $ 59,165  $ (18,143)  $ (5,392)  $ 509 $87,324
========================================================================================================
The accompanying notes are an integral part of these financial statements.

                                                        3

                    PROVIDENT FINANCIAL HOLDINGS, INC.
                  Consolidated Statements of Cash Flow
                             (Unaudited)
                         Dollars in Thousands
                                                           Quarter Ended
                                                           September 30,
                                                    -----------------------
                                                       2000         1999
                                                    ---------   -----------
Cash flows from operating activities:
Net income.......................................   $   1,733   $     1,610
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization...................         505           486
 Provision for losses on real estate.............          -             10
 Gain on sale of loans...........................      (1,309)         (848)
 Net gain on sale of investment securities                 -             (7)
Increase (decrease) in accounts payable and
 other liabilities...............................         386        (3,628)
(Increase) decrease in prepaid expense and
 other assets....................................        (231)           43
Loans originated for sale........................    (115,894)      (82,183)
Proceeds from sale of loans......................     119,994        85,978
Stock compensation...............................         299           317
                                                    ---------   -----------
   Net cash provided by (used for) operating
    activities...................................       5,483         1,778

Cash flows from investing activities:
 Net decrease (increase) in loans receivable.....      13,823       (99,156)
 Maturity of investment securities held-to-
  maturity.......................................          -          1,000
 Purchases of investment securities available
  for sale.......................................        (993)      (21,217)
 Sales of investment securities available
  for sale.......................................          -          2,136
 Purchase of Federal Home Loan Bank stock........        (338)       (4,935)
 Net (purchase) sales of real estate.............        (211)          480
 Purchases of premises and equipment.............        (323)         (304)
                                                    ---------   -----------
   Net cash provided by (used for) investing
    activities...................................      11,958      (121,996)

Cash flows from financing activities:
 Net (decrease) increase in deposits.............      (3,453)       53,080
 Repayment of Federal Home Loan Bank advances....    (426,302)   (3,543,102)
 Proceeds of Federal Home Loan Bank advances.....     411,900     3,610,000
 Repayment of other borrowings...................        (132)        -
 Treasury stock purchases........................        (398)       (4,054)
                                                    ---------   -----------
   Net cash (used for) provided by financing
    activities.. ................................     (18,385)      115,924
                                                    ---------   -----------
   Net decrease in cash and cash equivalents.....        (944)       (4,294)

Cash and cash equivalents at beginning of period.      18,965        19,729
                                                    ---------   -----------
Cash and cash equivalents at end of period.......   $  18,021   $    15,435
                                                    =========   ===========
Supplemental Information:
 Cash paid for interest..........................   $  12,621   $    11,210
 Cash paid for income taxes......................         432           367
 Real estate acquired in settlement of loans.....         214           -

The accompanying notes are an integral part of these financial statements.

                    PROVIDENT FINANCIAL HOLDINGS, INC.
          SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL
                                 STATEMENTS
                              September 30, 2000

Note 1 : Basis of Presentation

The unaudited interim consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature. The balance sheet data at June 30, 2000 is derived from audited consolidated financial statements of Provident Financial Holdings, Inc. (the "Company"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 000-28304) of the Company. Certain amounts in the prior period's financial statements may have been reclassified to conform to the current period's presentation.

Note 2: Earnings Per Share

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following tables provide the basic and diluted EPS computations for the quarters ended September 30, 2000 and 1999, respectively.

                                                     For the Quarter Ended
                                                          September 30,
                                                  --------------------------
                                                      2000          1999
                                                  -----------    -----------
Numerator:
  Net income - numerator for basic earnings
   per share and diluted earnings per share-
   income available to common stockholders.....   $ 1,732,664    $ 1,609,819
                                                  ===========    ===========
Denominator:
  Denominator for basic earnings per share:
     Weighted-average shares...................     3,514,149      3,809,179

  Effect of dilutive securities:
     Employee stock benefit plans..............       129,854        128,860
                                                  -----------    -----------
  Denominator for diluted earnings per share :
     Adjusted weighted-average shares
     and assumed conversions...................     3,644,003      3,938,039
                                                  ===========    ===========
Basic earnings per share.......................       $ 0.49         $ 0.42
Diluted earnings per share.....................       $ 0.48         $ 0.41

Note 3 : Operating Segment Reports

The Company has determined that its reportable segments are the operations pertaining to mortgage banking and the operations of Provident Savings Bank, F.S.B. ("Savings Bank") pertaining to consumer and commercial banking. The following tables set forth condensed income statements and total assets for the Company's operating segments for the quarters ended September 30, 2000 and 1999, respectively.

                                    For the Quarter Ended September 30, 2000
                                    ------------------------------------------
                                    Savings       Mortgage      Consolidated
                                     Bank         Banking           Total
------------------------------------------------------------------------------
Net interest income................ $    6,382    $    168       $    6,550

Non-interest income:
  Loan servicing and other fees....        150         445              595
  Gain on sale of loans, net.......        (15)      1,324            1,309
  Real estate operations, net......        188          (8)             180
  Other............................        629         159              788
------------------------------------------------------------------------------
   Total non-interest income.......        952       1,920            2,872

Non-interest expense:
  Salaries and employee benefits...      2,904       1,082            3,986
  Premises and occupancy...........        343         166              509
  Operating and administrative
   expenses........................      1,174         754            1,928
------------------------------------------------------------------------------
   Total non-interest expense......      4,421       2,002            6,423
------------------------------------------------------------------------------
Operating income before income
 taxes............................. $    2,913    $     86       $    2,999
==============================================================================
   Total assets, end of period      $1,078,447    $ 53,958       $1,132,405
==============================================================================

                                    For the Quarter Ended September 30, 1999
                                    ------------------------------------------
                                    Savings       Mortgage      Consolidated
                                     Bank         Banking           Total
------------------------------------------------------------------------------
Net interest income................ $    6,908    $    183       $    7,091

Non-interest income:
  Loan servicing and other fees....       (863)      1,582              719
  Gain on sale of loans, net.......         (4)        852              848
  Real estate operations, net......         17          18               35
  Other............................        606           8              614
------------------------------------------------------------------------------
   Total non-interest income.......       (244)      2,460            2,216

Non-interest expense:
  Salaries and employee benefits...      2,836       1,173            4,009
  Premises and occupancy...........        325         167              492
  Operating and administrative
   expenses........................      1,296         718            2,014
------------------------------------------------------------------------------
   Total non-interest expense......      4,457       2,058            6,515
------------------------------------------------------------------------------
Operating income before income
 taxes............................. $    2,207    $    585       $    2,792
==============================================================================

Total assets, end of period........ $1,026,231    $  45,023      $1,071,254
==============================================================================

Note 4 : SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"

This statement establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company adopted the new standard in the quarter ended September 30, 2000 with no effect on the overall financial statements.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Provident Financial Holdings, Inc. ("Provident Financial" or the "Company"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At September 30, 2000, the Company had total assets of $1.1 billion, total deposits of $693.0 million and stockholders' equity of $90.9 million. Provident Financial has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiaries.

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

The Savings Bank's business consists of traditional savings and loan operations and mortgage banking activities. The savings and loan operations primarily consist of accepting deposits from customers within the communities surrounding the Savings Bank's full service offices and investing these funds in commercial real estate, construction, business, consumer loans and, to a lesser extent, in one-to-four-family, multi-family and other loans. In addition, the Savings Bank also facilitates business checking accounts and other business banking services, including the servicing of loans for others. Mortgage banking activities consist of the origination and sale of mortgage loans secured by one-to-four-family residences. The Savings Bank's revenues are derived principally from interest on its loan and investment portfolio and fees generated through its mortgage banking activities.

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

Comparison of Financial Condition at September 30, 2000 and June 30, 2000

In line with the Company's interest risk mitigation strategies as mentioned on page five of the Company's 10-K report as of June 30, 2000, total assets decreased by $15.4 million, or 1 percent, to $1.1 billion at the end of the first quarter of fiscal 2001 as compared to the previous quarter. This decrease was primarily the result of a decrease of $16.5 million, or 2 percent, in total net loans receivable to $860.4 million at September 30, 2000 from $876.9 million at June 30, 2000.

The proceeds from sales of current production of all single family, first trust deed, residential mortgage loans and loan payoffs were used to pay down FHLB advances. Total borrowings, which primarily consist of FHLB advances, declined by $14.6 million to $327.1 million at September 30, 2000 from $341.7 million at June 30, 2000. The average maturity of the Company's existing FHLB advances has been increased from 10.3 months at June 30, 2000 to 11.4 months at September 30, 2000 in anticipation of possible rate increases. These strategies, along with others, are intended to raise the Company's current capital position through reducing the amount of leverage and to mitigate the impact of future interest rate increases.

Total deposits declined slightly to $693.0 million at September 30, 2000 from $696.5 million at June 30, 2000. This decline was attributable to normal activities in transactional accounts. The Company continues its focus on building clients' relationships through checking accounts and other banking products and services.

Total stockholders' equity increased by $2.0 million during the period ended September 30, 2000, which resulted mainly from the first quarter net income, quarterly ESOP accruals and an increase in unrealized gains on securities available for sale. This increase was partially reduced by resumption of the Company's stock repurchases. A total of 22,000 shares, with an average price of $18.08 per share, were repurchased in the first quarter of fiscal 2001. As of September 30, 2000, 22 percent of the authorized 197,000 shares has been repurchased with an average price of $16.44 per share.

Comparison of Operating Results for the Quarters Ended September 30, 2000 and
1999

The Company's net income for the quarter ended September 30, 2000 was $1.7 million, an increase of $123,000, or 8 percent, from $1.6 million during the same quarter in 1999. This increase was primarily attributable to an increase in the gains on sale of loans, which was partly offset by the decline in net interest income.

The gains on sale of loans increased by $461,000, or 54 percent, to $1.3 million for the quarter ended September 30, 2000 from $848,000 during the same quarter in 1999. This increase was primarily due to higher loan sale volume and higher loan sale margin in the first quarter of fiscal 2001 compared to the same quarter of fiscal 2000. The loan sale volume in the first quarter of fiscal 2001 was $111.4 million compared to $86.0 million in the same quarter of fiscal 2000.

The Company's net interest income decreased by 8 percent to $6.6 million for the quarter ended September 30, 2000 from $7.1 million during the comparable period of 1999. This decrease resulted from the increase in cost of funds, which outpaced the increase in earning assets. The cost of funds increased by 87 basis points while the yield on earning assets increased by only 26 basis points. The average earning assets during the first quarter 2001 were $1.1 billion, an increase of $127.1 million, or 13 percent, as compared to $962.8 million during the same quarter last year. The effect of earning asset growth was offset by a lower net interest margin. The net interest margin narrowed to
2.40 percent in the first quarter from 2.95 percent during the same period of 1999.

The Company's efficiency ratio improved to 68 percent in the first quarter from 70 percent in the same period of 1999. This increase was mainly attributable to the increase in mortgage banking revenue. Return on average assets for the quarter ended September 30, 2000 and 1999 was 0.61 percent and
0.64 percent, respectively. Return on average equity for the quarter ended September 30, 2000 and 1999 was 7.81 percent and 7.36 percent, respectively.

Diluted earnings per share for the quarter ended September 30, 2000 was $0.48, an increase of 17 percent from $0.41 in the quarter ended September 30, 1999. The increase in the net earnings per share reflects the Company's stock repurchase programs during fiscal years 1999 and 2000.

Interest Income. Interest income increased by $3.0 million, or 18 percent, to $20.2 million for the quarter ended September 30, 2000 from $17.2 million during the same quarter in 1999. This increase was the result of growth in average earning assets and higher overall market rates. The average earnings assets during the first quarter of fiscal 2001 were $1.1 billion as compared to $962.8 million during the same period last year. The average yield on earning assets during the first quarter of fiscal 2001 was 7.42 percent, 29 basis points higher than the average yield of 7.13 percent during the same period last year.

Loan interest income increased by $2.7 million, or 20 percent, to $16.7 million in the quarter ended September 30, 2000 as compared to $14.0 million for the same period in 1999. This increase was attributable to growth in average loans, including those available for sale, from $751.2 million during the first quarter of fiscal 2000 to $867.5 million during the same quarter of fiscal 2001. The average loan yield during the first quarter of fiscal 2001 was 7.69 percent as compared to 7.43 percent during the same quarter last year.

The interest income from investment securities, including Federal Home Loan Bank ("FHLB") stock, increased by $300,000, or 10 percent to $3.5 million during the quarter ended September 30, 2000 from $3.2 million during the same quarter in 1999. This increase was primarily a result of an increase in the amount of average investment securities and an increase in the average yield. The average investment securities increased by $10.8 million, or 5 percent, to $222.5 million during the first quarter of 2001 from $211.7 million in the same quarter last year. The average yield on investment securities increased by 28 basis points to 6.36% during the first quarter of fiscal 2001 from 6.08% during the same period last year.

Interest Expense. Interest expense for the quarter ended September 30, 2000 was $13.7 million as compared to $10.1 million for the same period in 1999, an increase of $3.6 million, or 36 percent. This increase was primarily attributable to increases in average deposits and FHLB advances as well as the cost of both. The average cost of liabilities was 5.33 percent during the quarter ended September 30, 2000, up 87 basis points as compared to 4.46 percent from the same period in 1999.

Average deposits increased by $35.2 million, or 5 percent, to $692.5 million during the quarter ended September 30, 2000 as compared to $657.3 million during the same period in 1999. The average cost of deposits increased to 4.82 percent during the quarter ended September 30, 2000 from 4.21 percent during the same quarter in 1999. The increase in the average rate on deposits was due to higher market rates.

Borrowings, which are mainly FHLB advances, averaged $327.8 million during the quarter ended September 30, 2000 as compared to $238.4 million for the same quarter in 1999, an increase of $89.4 million. The average cost on the borrowings increased to 6.41 percent for the quarter ended September 30, 2000 from 5.18 percent in the same quarter in 1999. This increase resulted from the lengthening of short-term borrowings to mitigate the future impact of rising rates.


The following table depicts the average balance sheets for the quarters ended September 30, 2000 and 1999, respectively:

Average Balance Sheets
(dollars in thousands)
                                          Quarter Ended                             Quarter Ended
                                        September 30, 2000                        September 30, 1999
                               ----------------------------------        --------------------------------
                                Average                    Yield/         Average                  Yield/
                                Balance       Interest      Cost          Balance       Interest    Cost
                               ----------     --------      ----         ----------     --------    ----
Interest earning assets:
Loans (1.....................  $  867,472     $ 16,680      7.69%        $  751,182     $ 13,951    7.43%
Investment securities........     203,759        3,182      6.25            198,969        3,101    6.23
FHLB stock...................      17,537          338      7.71             12,188          112    3.68
Interest-earning deposits....       1,198           19      6.34                494            6    4.86
                               ----------     --------      ----         ----------     --------    ----
Total interest earning
 assets......................   1,089,966       20,219      7.42%           962,833       17,170    7.13%

Non-interest earning assets..      47,781                                    45,930
                               ----------                                ----------
Total assets.................  $1,137,747                                $1,008,763
                               ==========                                ==========
Interest-bearing liabilities:
Savings accounts.............  $   84,327          684      3.23%        $   82,827          548    2.63%
Demand and negotiable order of
 Withdrawal ("NOW") accounts.     152,515          942      2.46            147,210        1,022    2.75
Certificates of deposit......     455,704        6,759      5.90            427,274        5,397    5.01
                               ----------     --------      ----         ----------     --------    ----
Total deposits...............     692,546        8,385      4.82%           657,311        6,967    4.21%

FHLB advances................     324,523        5,217      6.40%           238,210        3,110    5.18%
Other borrowings.............       3,285           67      8.11                184            2    4.32
                               ----------     --------      ----         ----------     --------    ----
Total interest-bearing
 liabilities.................   1,020,354       13,669      5.33%           895,705       10,079    4.46%

Non-interest-bearing
 liabilities................       28,644                                    25,593
                               ----------                                ----------
Total liabilities...........    1,048,998                                   921,298

Stockholders' equity........       88,749                                    87,465
                               ----------                                ----------
Total liabilities and
 stockholders' equity.......   $1,137,747                                $1,008,763
                               ==========     --------                   ==========     --------
Net interest income.........                  $  6,550                                  $  7,091
                                              ========                                  ========
Interest rate spread (2)....                                 2.09%                                  2.67%
Net interest margin (3).....                                 2.40%                                  2.95%
Ratio of average interest earning
 assets to average interest-
 bearing liabilities........       106.82%                                  107.49%

Return on average assets....                                 0.61%                                  0.64%
Return on average equity....                                 7.81%                                  7.36%

(1) Includes loans held for sale.
(2) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(3) Represents net interest income before provision for loan losses as a percentage of average interest-
    earning assets.

                                                         10

The following table provides the rate/volume variances for the quarters ended September 30, 2000 and 1999, respectively:

Rate/Volume Variance
(dollars in thousands)

                                     Quarter Ended September 30, 2000
                                Compared to Quarter Ended September 30, 1999
                                        Increase (Decrease) Due to
------------------------------------------------------------------------------
                                                          Rate/
                                  Rate       Volume      Volume        Net
                                -------     -------      ------     -------
Interest income
  Loans receivable (1.........  $   493     $ 2,160      $   76     $ 2,729
  Investment securities.......        6          75          -           81
  FHLB stock..................      123          49          54         226
  Interest-bearing deposits...        2           9           2          13
                                -------     -------      ------     -------
Total net change in income
 on interest-earning assets...      624       2,293         132       3,049

Interest-bearing liabilities :
  Savings accounts............      124          10           2         136
  Demand and NOW accounts.....     (113)         37          (4)        (80)
  Certificates of deposit.....      940         358          64       1,362
  FHLB advances...............      719       1,124         264       2,107
  Other borrowings............        1          34          30          65
                                -------     -------      ------     -------
Total net change in expense on
 interest-bearing liabilities.    1,671       1,563         356       3,590
                                -------     -------      ------     -------
Net change in net interest
 income.......................  $(1,047)    $   730      $ (224)    $  (541)
                                =======     =======      ======     =======

(1) Includes loans held for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.


Provision for Loan Losses. No additional loan loss provisions were added during the first quarters of fiscal 2001 and 2000. The allowance for loan losses was $6.9 million at September 30, 2000 as compared to $6.7 million a year earlier. The allowance as a percent of gross loans held for investment at September 30, 2000 was 0.84 percent as compared to 0.87 percent at September 30, 1999.

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

The following table is provided to disclose additional details on the Company's allowance for loan losses and asset quality (dollars in thousands):

Allowance for Loan Losses
                                            For the Quarter Ended
                                  ------------------------------------------
                                  September 30, 2000      September 30, 1999
                                  ------------------      ------------------

Allowance at beginning of period.       $ 6,850                 $ 6,702
Provision for loan losses........            -                       -
Recoveries:
Mortgage loans:
  One-to-four family.............             6                      11
  Multifamily....................            -                       -
  Commercial.....................            -                       -
  Construction...................            -                       -
Consumer loans...................            -                       14
Commercial business lending......            -                       -
                                  ------------------      ------------------
    Total recoveries.............             6                      25

Charge-offs:
Mortgage loans:
  One-to-four family.............           -                        -
  Multifamily....................           -                        (6)
  Commercial.....................           -                        -
  Construction...................           -                        -
Consumer loans...................           (1)                      -
Commercial business lending......           -                        -
                                  ------------------      ------------------
    Total charge-offs............           (1)                      (6)
                                  ------------------      ------------------
    Net recoveries...............            5                       19
                                  ------------------      ------------------
     Balance at end of period....      $ 6,855                  $ 6,721
                                  ==================      ==================
Allowance for loan losses as a
 percentage of gross loans held
 for investment..................        0.84%                    0.87%

Net recovery as a percentage of
 average loans outstanding during
 the period......................          -                      0.01%

Allowance for loan losses as a
 percentage of non-performing
 loans at the end of the period.       800.82%                  459.71%

Asset Quality. The following table is provided to disclose additional details on asset quality (dollars in thousands) :

                                          At September 30,   At September 30,
                                                2000                1999
                                          ----------------   ----------------
Loans accounted for on a non-accrual
 basis:
Mortgage loans:
  One-to-four family..................       $    844           $   1,426
  Multifamily.........................             -                   -
  Commercial..........................             -                   -
  Construction........................             -                   -
Consumer loans........................             12                  36
Commercial business lending...........             -                   -
Other loans...........................             -                   -
                                          ----------------   ----------------
   Total..............................            856               1,462

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
  One-to-four family..................             -                   -
  Multifamily.........................             -                   -
  Commercial..........................             -                   -
  Construction........................             -                   -
Consumer loans........................             -                   -
Commercial business lending...........             -                   -
Other loans...........................             -                   -
                                          ----------------   ----------------
   Total..............................             -                   -

Total of non-accrual and 90 days
 past due loans.......................            856               1,462

Real estate owned.....................          1,173               1,291
                                          ----------------   ----------------
    Total non-performing assets.......       $  2,029           $   2,753
                                          ================   ================
Restructured loans....................       $  1,475           $   1,502

Non-accrual and 90 days or more past
 due loans as a percentage of loans
 held for investment, net.............          0.11%               0.19%

Non-accrual and 90 days or more past
 due loans as a percentage of total
 assets...............................          0.08%               0.14%

Non-performing assets as a percentage
 of total assets......................          0.18%               0.26%

The Company reviews significant loans individually and identifies impairment when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing. Factors considered in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower and the current economic conditions. The Company measures each impaired loan based on the fair value of its collateral and charges off those loans or portions of loans deemed uncollectible.

Non-Interest Income. Non-interest income increased by $700,000, or 30 percent, to $2.9 million during the quarter ended September 30, 2000 from $2.2 million during the same period in 2000. The increase in non-interest income was primarily attributable to an increase in gains from the sale of loans and higher loan sale margin. In addition, the Company sold one of its mortgage lending offices, Pacific Sunbelt Mortgage, in the first quarter of fiscal 2001 for a gain of $114,000. Total loans sold during the first quarter of fiscal 2001 increased by $25.4 million, or 30 percent, to $111.4 million as compared to $86.0 million in the same period in fiscal 2000.

Non-Interest Expenses. Non-interest expense decreased by $92,000 to $6.4 million during the quarter ended September 30, 2000 from $6.5 million in the same period in 1999. This decrease was primarily attributable to (a) a decrease in the incentive based compensation related to the loan production/ mortgage banking division and (b) a decrease in equipment and professional expenses associated with last year's Y2K equipment depreciation and consultant costs. Non-interest expenses as a percentage of average assets improved to
2.26 percent during the first quarter of fiscal 2001 from 2.58 percent during the same period in fiscal 1999.

Income taxes. Income tax expense was $1.3 million for the quarter ended September 30, 2000 as compared to $1.2 million during the same period in 1999. The effective tax rate for the first quarter ended September 30, 2000 and 1999 was 42 percent.

The following table is provided to disclose additional details related to the volume of loans originated, purchased and sold (dollars in thousands):

Loan Volume Activities
                                           For the Quarter Ended
                                               September 30,
                                          -----------------------
                                             2000          1999
                                          ---------     ---------
Loans originated for sale :
  Retail originations................     $  63,117     $  38,135
  Wholesale originations.............        52,777        54,359
                                          ---------     ---------
     Total loans originated for sale.       115,894        92,494

Loans sold:
  Servicing released.................       111,428        84,943
  Servicing retained.................           -           1,035
                                          ---------     ---------
     Total loans sold................       111,428        85,978

Loans originated for portfolio:
  Mortgage loans:
    One-to-four family...............           -          99,888
    Multifamily......................           -           2,100
    Commercial.......................           450         2,613
    Construction loans...............        14,776        15,223
  Consumer...........................           -          10,826
  Commercial business lending........         1,690         2,575
  Other loans........................           -             511
                                          ---------     ---------
     Total loans originated for
      portfolio......................        16,916       133,736

Loans purchased:
  Mortgage loans:
    One-to-four family...............           384           -
    Commercial.......................         1,845         3,609
                                          ---------     ---------
     Total loans purchased...........         2,229         3,609

Mortgage loan principal repayments...        34,930        45,050

Real estate acquired in
 settlement of loans.................           241           -

Decrease in other items, net (1).....        (5,435)       (2,638)
                                          ---------     ---------
Net (decrease) increase in loans
 receivable, net.....................     $ (16,540)    $  96,173
                                          =========     =========

(1) Includes changes in accrued interest, loans in process, discounts and loan loss reserves.

Liquidity and Capital Resources. The Company's primary sources of funding include deposits, proceeds from loan principal and interest payments, sales of loans, the maturity of and interest income on investment securities, and FHLB advances. The Savings Bank has a credit line available with the FHLB of San Francisco equal to 40 percent of total assets, which, on September 30, 2000 permitted additional advances of $129.6 million, in addition to having unsecured lines of $74 million with its correspondent banks. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The primary investing activity of the Company is the origination of mortgage loans through the Savings Bank. For the quarter ended September 30, 2000, the Savings Bank originated $132.8 million of loans as compared to $226.2 million during the same period in 1999. For the quarter ended September 30, 2000, loan sales aggregated $111.4 million, compared to $86.0 million for the same period in 1999, and loan principal payments totaled $34.9 million, compared to $45.1 million for the same period in 1999.

By regulation, the Savings Bank must maintain a minimum liquidity equal to 4 percent of deposits and short-term borrowings. Liquidity is measured by cash and readily marketable securities which are not committed, pledged, or required as collateral for specific liabilities. The Savings Bank's average liquidity ratios for the first quarter of fiscal 2001 and 2000 were 10 percent and 25 percent, respectively. A reduction of the Savings Bank's quarterly average liquidity was attributable mainly to (a) investment securities, totaling $100.0 million, which were pledged to the FHLB to collateralize the Security Backed Credit facility and (b) investment securities, totaling $15.0 million, which were pledged to the Federal Reserve Bank to collateralize the Discount Window facility since September 1999.

The Savings Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Savings Bank must meet certain specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. The Savings Bank's actual and required capital amounts and ratios as of September 30, 2000 are as follows (dollars in thousands):

                                              Amount        Percent
                                             --------       -------
     Tangible capital....................    $ 76,453        6.83%
     Requirement to be "Well Capitalized"      22,393        2.00
                                             --------       -----
     Excess over requirement.............    $ 54,060        4.83%
                                             ========       =====
     Tier 1 (core) capital...............    $ 76,453        6.83%
     Requirement to be "Well Capitalized"      55,982        5.00
                                             --------       -----
     Excess over requirement.............    $ 20,471        1.83%
                                             ========       =====
     Total risk-based capital............    $ 83,830       13.83%
     Requirement to be "Well Capitalized"      60,606       10.00
                                             --------       -----
     Excess over requirement.............    $ 23,224        3.83%
                                             ========       =====
     Tier 1 risk-based capital...........    $ 76,453       12.61%
     Requirement to be "Well Capitalized"      36,364        6.00
                                             --------       -----
     Excess over requirement.............    $ 40,089        6.61%
                                             ========       =====

Supplemental Information

                        September 30, 2000  June 30, 2000  September 30, 1999
                        ------------------  -------------  ------------------
Loans serviced for
 others (in thousands)      $ 249,588         $ 261,183        $ 296,555

Book value per share...     $ 23.32           $ 22.68          $ 20.88


                          Forward-looking Statement

Certain matters discussed in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may therefore involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, non-bank financial services providers, regulatory changes and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

Item 4.  Submission of Matters to a Vote of Shareholders

Not applicable.

Item 5.  Other Information

a) A sale, consolidation and closing of mortgage banking offices:
-----------------------------------------------------------------
During the first quarter of fiscal 2001, the Company, through its Provident Bank Mortgage division, has executed the following:
  1. Sold Pacific Sunbelt Mortgage office located in South Orange County for a gain of $114,000
  2. Consolidated its Redlands mortgage office (San Bernardino County, California) and Van Burren mortgage office (Riverside, California)to a new Riverside mortgage office (Riverside, California)

  3.  Closed its Orange mortgage office (Orange County, California).

In October 2000, Provident Bank Mortgage also closed its Las Vegas, Nevada mortgage office.

b) Status on Branch Expansion to Temecula, California:
------------------------------------------------------
In July 2000, the Savings Bank purchased a branch site at Winchester Meadow Market Center located at the northwest corner of Margarita Road and Winchester Road, adjacent to Temecula Promenade Mall, for $535,000. Currently, the design of the branch is in progress.

c) An appointment of a new Chief Financial Officer:
---------------------------------------------------
The Company appointed Mr. Donavon P. Ternes to be the Company's Chief Financial Officer and Senior Vice President effective November 1, 2000. Mr. Ternes previously served as President, Chief Executive Officer, Chief Financial Officer and a Director of Mission Savings and Loan Association, F.A. in Riverside, California.


Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits :

   None.

b) Reports on Form 8-K

   None.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Provident Financial Holdings, Inc.





November 6, 2000              /s/ Craig G. Blunden
                              ----------------------------------
                              Craig G. Blunden
                              President and Chief Executive Officer
                              (Principal Executive Officer)



November 6, 2000               /s/ Donovan P. Ternes
                              ----------------------------------
                               Donavon P. Ternes
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)