Form 10-Q
period 2000-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2001-02-12
CIK 1010470

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the quarterly period ended......................December 31, 2000
                                                         -----------------

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


             3756 Central Avenue, Riverside, California 92506
             --------------------------------------------------
          (Address of principal executive offices and zip code)

                              (909) 686-6060
                              --------------
           (Registrant's telephone number, including area code)


     ---------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              (1) Yes   X  .  No      .
                      -----      -----

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of class :                            As of February 9, 2001
    ----------------                            ----------------------
  Common stock, $ 0.01 par value                  3,865,409 shares *

 * Includes 277,282 shares held by the employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts; and 84,404 shares held by the management recognition plan which have been committed to be released and allocated to participant accounts.

                     PROVIDENT FINANCIAL HOLDINGS, INC.
                             Table of Contents

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Unaudited Interim Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition
         as of December 31, 2000 and June 30, 2000.......................  1

         Consolidated Statements of Income
         for the quarter and six months ended December 31, 2000 and 1999.  2

         Consolidated Statements of Changes in Stockholders' Equity
         for the quarter and six months ended December 31, 2000 and 1999.  3

         Consolidated Statements of Cash Flows
         for the quarter and six months ended December 31, 2000 and 1999.  4

         Selected Notes to Unaudited Interim Consolidated Financial
         Statements......................................................  5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         General........................................................   7

         Comparison of Financial Condition at December 31, 2000 and
         June 30, 2000..................................................   7

         Comparison of Operating Results
         for the quarter and six months ended December 31, 2000 and 1999   8

         Loan Volume Activities.........................................  15

         Liquidity and Capital Resources................................  16

         Supplemental Information.......................................  17

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.....................................  17

         Item 2.  Changes in Securities.................................  17

         Item 3.  Defaults upon Senior Securities.......................  17

         Item 4.  Submission of Matters to Vote of Stockholders.........  17

         Item 5.  Other Information.....................................  17

         Item 6.  Exhibits and Reports on Form 8-K......................  18

SIGNATURES..............................................................  19

                     PROVIDENT FINANCIAL HOLDINGS, INC.
               Consolidated Statements of Financial Condition
                               (Unaudited)
                           Dollars in Thousands

                                                    December 31,    June 30,
                                                       2000          2000
                                                    -----------  -----------
  ASSETS
   Cash.........................................    $    19,881  $    18,965
   Overnight deposits...........................          2,000            -
   Investment securities - held to maturity
    (market value $173,134 and $166,059,
    respectively)................................       175,242      175,234
   Investment securities - available for sale at
    fair market value............................        29,238       24,382
   Loans held for investment, net................       791,252      824,862
   Loans held for sale, net......................        52,793       52,049
   Accrued interest receivable...................         7,618        7,391
   Real estate held for investment, net..........        12,044       12,380
   Real estate owned, net........................           697        1,047
   Federal Home Loan Bank stock..................        18,188       17,287
   Premises and equipment, net...................         7,238        7,525
   Prepaid expenses and other assets.............         7,308        6,682
                                                    -----------  -----------
     Total assets................................   $ 1,123,499  $ 1,147,804
                                                    ===========  ===========
Liabilities and Stockholders' Equity
Liabilities:
   Non-interest bearing deposits.................   $    20,917   $   18,666
   Interest bearing deposits.....................       684,950      677,792
                                                    -----------  -----------
     Total deposits..............................       705,867      696,458

   Borrowings....................................       303,899      341,668
   Accounts payable, accrued interest and other
    liabilities..................................        21,007       20,711
                                                    -----------  -----------
     Total liabilities...........................     1,030,773    1,058,837

Stockholders' equity:
   Preferred stock, $.01 par value; authorized
    2,000,000 shares; none issued and outstanding             -            -
   Common stock, $.01 par value; authorized
    15,000,000 shares; issued 5,128,215 shares;
    outstanding 3,865,409 and 3,922,066 shares,
    respectively.................................            51           51
   Additional paid-in capital....................        51,400       51,249
   Retained earnings.............................        68,579       64,811
   Treasury stock at cost (1,262,806 and 1,203,149
    shares, respectively)........................       (23,931)     (22,696)
   Unearned stock compensation...................        (4,129)      (4,634)
   Accumulated other comprehensive income, net of
    tax..........................................           756          186
                                                    -----------  -----------
     Total stockholders' equity..................        92,726       88,967
                                                    -----------  -----------
     Total liabilities and stockholders' equity..   $ 1,123,499  $ 1,147,804
                                                    ===========  ===========

The accompanying notes are integral part of these financial statements.

                    PROVIDENT FINANCIAL HOLDINGS, INC.
                    Consolidated Statements of Income
                               (Unaudited)
              Dollars in Thousands, Except Earnings Per Share

                                   Quarter Ended           Six Months Ended
                                   December 31,             December 31,
                                ------------------        -----------------
                                    2000    1999            2000      1999
                                ------------------        -----------------
  Interest income :
   Loans receivable, net....... $ 16,448  $ 15,851       $ 33,128  $ 29,802
   Investment securities.......    3,775     3,418          7,314     6,637
                                --------  --------       --------  --------
   Total interest income.......   20,223    19,269         40,442    36,439

  Interest expense
    Savings accounts...........      841       596          1,525     1,144
    Demand and NOW accounts....      914     1,029          1,856     2,051
    Certificates of deposit....    7,006     6,019         13,765    11,416
    Federal Home Loan Bank.....
     advances and other
     borrowings...............     5,076     4,263         10,360     7,375
                                --------  --------       --------  --------
    Total interest expense....    13,837    11,907         27,506    21,986
                                --------  --------       --------  --------
  Net interest income.........     6,386     7,362         12,936    14,453
  Provision for loan losses...         -         -              -         -
                                --------  --------       --------  --------
  Net interest income after
   provision for loan losses..     6,386     7,362         12,936    14,453

  Non-interest income
   Loan servicing and other fees     478       621          1,073     1,341
   Gain on sale of loans, net.     1,531       598          2,840     1,446
   Real estate operations, net       184        65            364       101
   Other......................       836       609          1,624     1,223
                                --------  --------       --------  --------
   Total non-interest income..     3,029     1,893          5,901     4,111

  Non-interest expenses
   Salaries and employee
    benefits..................     3,666     3,355          7,652     7,364
   Premises and occupancy.....       437       548            946     1,040
   Equipment..................       438       550            910     1,079
   Professional expenses......       122       314            244       483
   Sales and marketing expenses      274       358            542       627
   Other......................       961       931          2,027     1,980
                                --------  --------       --------  --------
   Total non-interest expenses     5,898     6,056         12,321    12,573
                                --------  --------       --------  --------
  Income before taxes.........     3,517     3,199          6,516     5,991
  Provision for income taxes..     1,482     1,351          2,748     2,533
                                --------  --------       --------  --------
   Net income.................  $  2,035  $  1,848       $  3,768  $  3,458
                                ========  ========       ========  ========
    Basic earnings per share..   $ 0.58    $ 0.50         $ 1.07    $ 0.92
    Diluted earnings per share   $ 0.57    $ 0.49         $ 1.05    $ 0.90
The accompanying notes are an integral part of these financial statements.

                                          PROVIDENT FINANCIAL HOLDINGS, INC.
                                  Consolidated Statements of Stockholders' Equity
                                                     (Unaudited)
                                        Dollars in Thousands, Except Shares
                                   For the Quarters Ended December 31, 2000 and 1999

                              Common                                                    Other
                              Stock       Additional                       Unearned     Compre-
                        ----------------- Paid-in    Retained  Treasury     Stock       hensive
                        Shares     Amount Capital    Earnings   Stock     Compensation  Income     Total
---------------------------------------------------------------------------------------------------------
Balance at September
 30, 2000.............  3,900,066  $ 51   $ 51,295   $ 66,544  $ (23,094) $ (4,381)     $ 521    $90,936

Comprehensive income:
  Net income..........                                  2,035                                      2,035
  Unrealized holding
   gains on securities
   available for sale,
   net of tax.........                                                                    235        235
                                                                                                 -------
Total comprehensive
 income...............                                                                             2,270

Purchase of treasury
 stock, net...........    (37,657)                                  (837)                           (837)

Issuance of shares
 under stock-option
 compensation plans...      3,000               46                                                    46

Release of shares
 under stock-based
 compensation plans...                          59                             252                   311
---------------------------------------------------------------------------------------------------------
Balance at December
 31, 2000.............  3,865,409  $ 51   $ 51,400   $ 68,579  $ (23,931) $ (4,129)     $ 756    $92,726
========================================================================================================

The accompanying notes are an integral part of these financial statements.


                              Common                                                    Other
                              Stock       Additional                       Unearned     Compre-
                        ----------------- Paid-in    Retained  Treasury     Stock       hensive
                        Shares     Amount Capital    Earnings   Stock     Compensation  Income     Total
---------------------------------------------------------------------------------------------------------
Balance at September
 30, 1999.............  4,182,285  $ 51   $ 51,134   $ 59,165  $ (18,143) $ (5,392)     $ 509    $87,324

Comprehensive income:
  Net income..........                                  1,848                                      1,848
  Unrealized holding
   gains on securities
   available for sale,
   net of tax.........                                                                   (246)      (246)
                                                                                                 -------
Total comprehensive
 income...............                                                                             1,602

Purchase of treasury
 stock................   (193,719)                                (3,556)                         (3,556)

Release of shares
 under stock-based
 compensation plans...                          53                             253                   306
---------------------------------------------------------------------------------------------------------
Balance at December
 31, 1999.............  3,988,566  $ 51   $ 51,187   $ 61,013  $ (21,699) $ (5,139)     $ 263    $85,676
========================================================================================================

The accompanying notes are an integral part of these financial statements.

                                                        3

                                          PROVIDENT FINANCIAL HOLDINGS, INC.
                                  Consolidated Statements of Stockholders' Equity
                                                     (Unaudited)
                                        Dollars in Thousands, Except Shares
                                For the Six Months Ended December 31, 2000 and 1999

                              Common                                                    Other
                              Stock       Additional                       Unearned     Compre-
                        ----------------- Paid-in    Retained  Treasury     Stock       hensive
                        Shares     Amount Capital    Earnings   Stock     Compensation  Income     Total
---------------------------------------------------------------------------------------------------------
Balance at June 30,
 2000.................  3,922,066  $ 51   $ 51,249   $ 64,811  $ (22,696) $ (4,634)     $ 186    $88,967

Comprehensive income:
  Net income..........                                  3,768                                      3,768
  Unrealized holding
   gains on securities
   available for sale,
   net of tax.........                                                                     570       570
                                                                                                 -------
Total comprehensive
 income...............                                                                             4,338

Purchase of treasury
 stock, net.. ........    (59,657)                                (1,235)                         (1,235)

Issuance of shares
 under stock-option
 compensation plan....      3,000               46                                                    46

Release of shares
 under stock-based
 compensation plans...                         105                             505                   610
---------------------------------------------------------------------------------------------------------
Balance at December
 31, 2000.............  3,865,409  $ 51   $ 51,400   $ 68,579  $ (23,931) $ (4,129)     $ 756    $92,726
=========================================================================================================
The accompanying notes are an integral part of these financial statements.




                              Common                                                    Other
                              Stock       Additional                       Unearned     Compre-
                        ----------------- Paid-in    Retained  Treasury     Stock       hensive
                        Shares     Amount Capital    Earnings   Stock     Compensation  Income     Total
---------------------------------------------------------------------------------------------------------
Balance at June 30,
 1999.................  4,385,785  $ 51   $ 51,069   $ 57,555  $ (14,089) $ (5,644)     $ 744    $89,686

Comprehensive income:
  Net income..........                                  3,458                                      3,458
  Unrealized holding
   gains on securities
   available for sale,
   net of tax.........                                                                   (481)      (481)
                                                                                                 -------
Total comprehensive
 income...............                                                                             2,977

Purchase of treasury
 stock................   (397,219)                                (7,610)                         (7,610)

Release of shares
 under stock-based
 compensation plans...                         118                             505                   623
---------------------------------------------------------------------------------------------------------
Balance at December
 31, 1999.............  3,988,566  $ 51   $ 51,187   $ 61,013  $ (21,699) $ (5,139)     $ 263    $85,676
=========================================================================================================

The accompanying notes are an integral part of these financial statements.

                                                        4

                   PROVIDENT FINANCIAL HOLDINGS, INC.
                  Consolidated Statements of Cash Flow
                             (Unaudited)
                         Dollars in Thousands

                                     Quarter Ended         Six Months Ended
                                      December 31,            December 31,
                                    2000       1999         2000      1999
                                ---------------------    -------------------
  Cash flows from operating
   activities:
  Net Income................... $   2,035  $    1,848    $  3,768  $   3,458
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Depreciation and amortization      464         433         969        919
   Provision for loan losses...         -           -           -          -
   Provision for real estate
    losses.....................         -           -           -         10
   Gain on sale of loans.......    (1,531)       (598)     (2,840)    (1,446)
   Net gains losses on sale of
    investment securities......      (213)        (31)       (213)       (38)
  (Decrease) increase in
   accounts payable and other
   liabilities.................      (485)      7,955         (99)     4,327
  (Increase) decrease in
   prepaid expense and other
   assets......................      (623)      7,602        (854)     7,645
  Loans originated for sale....  (124,351)    (85,229)   (240,245)  (177,723)
  Proceeds from sale of loans..   121,537      65,274     234,274    152,100
  Stock compensation...........       357         306         656        623
                                ---------  ----------   ---------  ---------
   Net cash used for operating
    activities.................    (2,810)     (2,440)     (4,584)   (10,125)

  Cash flows from investing
   activities:
   Net decrease (increase) in
    loan receivables...........    20,891     (88,417)     41,971   (178,110)
   Maturity of investment
    securities held-to-
    maturity...................     3,000       3,050       3,000      4,050
   Purchases of investment
    securities available for
    sale.......................    (7,948)     (2,063)     (8,941)   (23,280)
   Sales of investment
    securities available for
    sale.......................     2,265         156       2,265      2,292
   Purchase of Federal Home
    Loan Bank stock............      (563)     (4,697)       (901)    (9,632)
   Net sales (purchase) of
    real estate................       368     (13,229)        157    (12,749)
   Purchases of premises and
    equipment.................       (132)       (300)       (455)      (604)
   Placement of overnight
    Federal Funds.............     (2,000)          -      (2,000)         -
                                ---------  ----------   ---------  ---------
   Net cash provided by (used
    for) investing activities.     15,881    (105,500)     35,096   (218,033)

  Cash flows from financing
   activities:
   Net increase in deposits...     12,862       20,278      9,409      73,358
   Repayment of Federal Home
    Loan Bank advances........   (240,602) (4,437,925)   (666,904) (7,981,027)
   Proceeds of Federal Home
    Loan Bank advances........    217,500   4,541,864     629,400   8,151,864
   Repayment of other
    borrowings................       (134)          -        (266)          -
   Treasury stock purchases...       (837)     (3,556)     (1,235)     (7,610)
                                ---------  ----------   ---------  ----------
   Net cash (used for) provided
    by financing activities...    (11,211)    120,661     (29,596)    236,585
                                ---------  ----------   ---------  ----------
   Net increase in cash and
    cash equivalents..........      1,860      12,721         916       8,427
  Cash and cash equivalents
   at beginning of period.....     18,021      15,435      18,965      19,729
                                ---------  ----------   ---------  ----------
  Cash and cash equivalents
   at end of period...........  $  19,881  $   28,156   $  19,881  $   28,156
                                =========  ==========   =========  ==========
  Supplemental Information:
   Cash paid for interest.....  $  14,070  $   12,433   $  26,691  $   23,643
   Cash paid for income taxes.      1,610       1,617       2,042       1,984
   Real estate acquired in
    settlement of loans.......       316        1,033         530       1,033

The accompanying notes are an integral part of these financial statements.

                     PROVIDENT FINANCIAL HOLDINGS, INC.
   SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2000

Note 1 : Basis of Presentation

The unaudited interim consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet data at June 30, 2000 is derived from audited consolidated financial statements of Provident Financial Holdings, Inc. (the "Company"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 000-28304) of the Company. Certain amounts in the prior period's financial statements may have been reclassified to conform to the current period's presentation.

Note 2: Earnings Per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following tables provide the basic and diluted EPS computations for the quarter and six months ended December 31, 2000 and 1999, respectively.

                            For the Quarter Ended   For the Six Months Ended
                                December 31,              December 31,
                            ---------------------  --------------------------
                             2000        1999        2000            1999
                            ------      ------     -------         -------
Numerator:
 Net income - numerator
  for basic earnings
  per share and diluted
  earnings per share-
  income available to
  common stockholders..   $ 2,034,665  $ 1,848,386  $ 3,767,329  $ 3,458,205
                          ===========  ===========  ===========  ===========
Denominator:
 Denominator for basic
  earnings per share:
   Weighted-average
    shares..............    3,505,180    3,685,091    3,509,701    3,747,135

 Effect of dilutive
  securities:
   Employee stock benefit
    plans...............       71,022       57,686       68,751       79,609
                          -----------  -----------  -----------  -----------
 Denominator for diluted
  earnings per share :
   Adjusted weighted-
    average shares and
    assumed conversions.    3,576,202    3,742,777    3,578,452    3,826,744
                          ===========  ===========  ===========  ===========

Basic earnings per share     $ 0.58       $ 0.50       $ 1.07       $ 0.92
Diluted earnings per share   $ 0.57       $ 0.49       $ 1.05       $ 0.90


Note 3 : Operating Segment Reports

The Company has determined that its reportable segments are the operations pertaining to mortgage banking and the operations of Provident Savings Bank, F.S.B. ("Savings Bank") pertaining to consumer and commercial banking. The following tables set forth condensed income statements and total assets for the Company's operating segments for the quarter and six months ended December 31, 2000 and 1999, respectively.

                                     For the Quarter Ended December 31, 2000
                                     ----------------------------------------
                                         Savings    Mortgage     Consolidated
                                           Bank      Banking        Total
-----------------------------------------------------------------------------
Net interest income.................. $    6,207   $     179    $    6,386

Non-interest income:
  Loan servicing and other fees......        204         274           478
  (Loss) gain on sale of loans, net..        (17)      1,548         1,531
  Real estate operations, net........        197         (13)          184
  Other..............................        834           2           836
-----------------------------------------------------------------------------
    Total non-interest income........      1,218       1,811         3,029

Non-interest expense:
  Salaries and employee benefits.....      2,764         902         3,666
  Premises and occupancy.............        321         116           437
  Operating and administrative
   expenses..........................      1,194         601         1,795
-----------------------------------------------------------------------------
     Total non-interest expense......      4,279       1,619         5,898
-----------------------------------------------------------------------------
Operating income before income taxes. $    3,146   $     371    $    3,517
=============================================================================
Total assets, end of period.......... $1,066,800   $  56,699    $1,123,499
=============================================================================

                                     For the Quarter Ended December 31, 1999
                                     ----------------------------------------
                                         Savings    Mortgage     Consolidated
                                           Bank      Banking        Total
-----------------------------------------------------------------------------
Net interest income.................. $    7,266   $      96    $    7,362
Non-interest income:
  Loan servicing and other fees......       (670)      1,291           621
  (Loss) gain on sale of loans, net..        (34)        632           598
  Real estate operations, net........         78         (13)           65
  Other..............................        617          (8)          609
-----------------------------------------------------------------------------
     Total non-interest income.......         (9)      1,902         1,893

Non-interest expense:
  Salaries and employee benefits.....      2,465         890         3,355
  Premises and occupancy.............        370         178           548
  Operating and administrative
   expenses..........................      1,467         686         2,153
-----------------------------------------------------------------------------
     Total non-interest expense......      4,302       1,754         6,056
-----------------------------------------------------------------------------
Operating income before income taxes. $    2,955   $     244    $    3,199
=============================================================================
Total assets, end of period.......... $1,123,193   $  78,413    $1,201,606
=============================================================================

                                   For the Six Months Ended December 31, 2000
                                   ------------------------------------------
                                         Savings    Mortgage     Consolidated
                                           Bank      Banking        Total
-----------------------------------------------------------------------------
Net interest income.................. $   12,589   $     347    $   12,936

Non-interest income:
  Loan servicing and other fees......        354         719         1,073
  (Loss) gain on sale of loans, net..        (32)      2,872         2,840
  Real estate operations, net........        385         (21)          364
  Other..............................      1,463         161         1,624
-----------------------------------------------------------------------------
     Total non-interest income.......      2,170        3,731        5,901

Non-interest expense:
  Salaries and employee benefits.....      5,668        1,984        7,652
  Premises and occupancy.............        664          282          946
  Operating and administrative
   expenses..........................      2,368        1,355        3,723
-----------------------------------------------------------------------------
     Total non-interest expense.......     8,700        3,621       12,321
-----------------------------------------------------------------------------
Operating income before income taxes.. $   6,059   $      457   $    6,516
=============================================================================
Total assets, end of period........... $1,066,800  $   56,699   $1,123,499
=============================================================================

                                   For the Six Months Ended December 31, 1999
                                   ------------------------------------------
                                         Savings    Mortgage     Consolidated
                                           Bank      Banking        Total
-----------------------------------------------------------------------------
Net interest income.................. $   14,174   $     279    $   14,453

Non-interest income:
  Loan servicing and other fees......     (1,532)      2,873         1,341
  (Loss) gain on sale of loans, net..        (38)      1,484         1,446
  Real estate operations, net........         96           5           101
  Other..............................      1,223           -         1,223
-----------------------------------------------------------------------------
     Total non-interest income.......       (251)      4,362         4,111
Non-interest expense:
  Salaries and employee benefits.....      5,301       2,063         7,364
  Premises and occupancy.............        695         345         1,040
  Operating and administrative
   expenses..........................      2,598       1,571         4,169
-----------------------------------------------------------------------------
     Total non-interest expense......      8,594       3,979        12,573
-----------------------------------------------------------------------------
Operating income before income taxes. $    5,329   $     662    $    5,991
=============================================================================
Total assets, end of period.......... $1,123,193   $  78,413    $1,201,606
=============================================================================

Note 4: Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities", as amended by SFAS No. 137 and 138, on July 1, 2000. This statement establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. There was no significant impact on the overall financial statements upon adoption.

This statement continues to evolve as the Derivatives Implementation Group ("DIG"), a task force formed by the Emerging Issues Task Force ("EITF"), makes additional interpretations. The DIG's interpretations are not considered authoritative until cleared by the Financial Accounting Standards Board ("FASB"). It is possible that the DIG's ongoing efforts to interpret this statement could have an impact on the Company's present accounting treatment. For example, upon adoption of SFAS No. 133, the Company accounted for loan commitments on loans classified as held for sale as outside the scope of SFAS No. 133. The DIG released a tentative conclusion in December 2000 that loan commitments on loans that will be classified as held for sale are derivatives pursuant to SFAS No. 133. Because the FASB has not cleared this interpretation, the Company has not adopted the DIG's tentative conclusion on this issue.

In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS Statement No. 125, was issued. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. It is not expected that the adoption of SFAS No. 140 will have a material impact on the Company's results of income, financial position, or cash flows.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Provident Financial Holdings, Inc. ("Provident Financial" or the "Company"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At December 31, 2000, the Company had total assets of $1.1 billion, total deposits of $705.9 million and stockholders' equity of $92.7 million. Provident Financial has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiaries.

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

The Savings Bank's business consists of traditional savings and loan operations and mortgage banking activities. The savings and loan operations primarily consist of accepting deposits from customers within the communities surrounding the Savings Bank's full service offices and investing these funds in commercial real estate, construction, business, consumer loans and, to a lesser extent, one-to-four family, multi-family and other loans. In addition, the Savings Bank also facilitates business checking accounts and other business banking services, including the servicing of loans for others. Mortgage banking activities consist of the origination and sale of mortgage loans secured primarily by one-to-four-family residences. The Savings Bank's revenues are derived principally from interest on its loan and investment portfolio and fees generated through its mortgage banking activities.

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

Comparison of Financial Condition at December 31, 2000 and June 30, 2000

In line with the Company's interest rate risk mitigation strategies as mentioned on page five of the Company's 10-K report for the year ended June 30, 2000, total assets as of December 31, 2000 decreased by $24.3 million, or 2 percent, to $1.1 billion as compared to June 30, 2000. This decrease was primarily the result of a decrease of $32.9 million, or 4 percent, in total net loans receivable to $844.0 million at December 31, 2000 from $876.9 million at June 30, 2000. This decrease was partially offset by an increase of $4.9 million in investment securities during the first half of fiscal 2001.

The proceeds from sales of the current production of all single family, first trust deed, residential mortgage loans and loan payoffs were used to pay down FHLB advances. Total borrowings, which primarily consist of FHLB advances, declined by $37.8 million to $303.9 million at December 31, 2000 from $341.7 million at June 30, 2000. The average maturity of the Company's existing FHLB advances has been increased from 10.3 months at June 30, 2000 to 15.6 months at December 31, 2000 in line with the Company's mitigation strategies. These strategies, along with others, are intended to raise the Company's current capital position by reducing the amount of leverage and to mitigate the impact of future interest rate increases.

Total deposits increased to $705.9 million at December 31, 2000 from $696.5 million at June 30, 2000. This increase was attributable to the increase in transactional accounts. The Company continues its focus on building client relationships through checking accounts and other banking products and services.

Total stockholders' equity increased by $3.8 million during the first six months ended December 31, 2000, resulting mainly from net income for the first six months, quarterly ESOP accruals and an increase in unrealized gains on securities available for sale. This increase was partially reduced by a resumption of the Company's stock repurchase program. A total of 57,475 shares, with an average price of $18.46 per share, were repurchased in the first half of fiscal 2001. As of December 31, 2000, 40 percent of the authorized 197,000 shares was repurchased with an average price of $17.46 per share.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2000 and 1999

The Company's net income for the quarter ended December 31, 2000 was $2.0 million, an increase of $187,000, or 10 percent, from $1.8 million during the same quarter in 1999. This increase was primarily attributable to an increase in the gains on sale of loans, real estate operations and other non-interest income, and partly offset by the decline in net interest income. For the six months ended December 31, 2000 and 1999, the Company's net income was $ 3.8 million and $3.5 million, respectively.

The Company's net interest income decreased by $976,000, or 13 percent to $6.4 million for the quarter ended December 31, 2000 from $7.4 million during the comparable period of 1999. This decrease resulted from the increase in the cost of funds, which outpaced the increase in yield on earning assets. The net interest margin narrowed to 2.37 percent in the second quarter of fiscal 2001 from 2.74 percent during the same period of fiscal 2000. For the six months ended December 31, 2000 and 1999, net interest income was $12.9 million and $14.5 million, respectively; and the net interest margin was 2.39 percent and
2.84 percent, respectively.

The Company's efficiency ratio improved to 63 percent in the second quarter of fiscal 2001 from 65 percent in the same period of fiscal 2000. For the six months ended December 31, 2000 and 1999, the efficiency ratio was 65 percent and 68 percent, respectively.

Return on average assets for the quarters ended December 31, 2000 and 1999 was
0.72 percent and 0.66 percent, respectively. For the six months ended December 31, 2000 and 1999, the return on average assets was 0.67 percent and 0.65 percent, respectively.

Return on average equity for the quarters ended December 31, 2000 and 1999 was
9.21 percent and 8.56 percent, respectively. For the six months ended December 31, 2000 and 1999, the return on average equity was 8.51 percent and 7.96 percent, respectively.

Diluted earnings per share for the quarter ended December 31, 2000 was $0.57, an increase of 16 percent from $0.49 for the quarter ended December 31, 1999. For the six months ended December 31, 2000 and 1999, the diluted earnings per share were $1.05 and $0.90, respectively. The increase in the net earnings per share reflects the effect of the Company's stock repurchase programs during fiscal years 2000 and 2001 and a $310,000 increase in net income for the six months ended December 31, 2000 as compared to the same period in 1999.

Interest Income. Interest income increased by $954,000, or 5 percent, to $20.2 million for the quarter ended December 31, 2000 from $19.3 million during the same quarter in 1999. This increase was primarily the result of higher overall market interest rates. The average earning assets during the second quarter of fiscal 2001 were virtually unchanged at $1.1 billion as compared to the same period last year. The average yield on earning assets during the second quarter of fiscal 2001 was 7.52 percent, 34 basis points higher than the average yield of 7.18 percent during the same period last year.

Loan interest income increased by $597,000, or 4 percent, to $16.4 million in the quarter ended December 31, 2000 as compared to $15.9 million for the same period in 1999. This increase was attributable to the increase in average loan yield resulting from the increase in market interest rates. The average loan yield during the second quarter of fiscal 2001 was 7.71 percent as compared to
7.47 percent during the same quarter last year. The average loans outstanding, including those available for sale, increased slightly to $852.9 million during the second quarter of fiscal 2001 from $849.2 million during the same quarter of fiscal 2000.

The interest income from investment securities, including Federal Home Loan Bank ("FHLB") stock, increased by $357,000, or 11 percent to $3.8 million during the quarter ended December 31, 2000 from $3.4 million during the same quarter in 1999. This increase was primarily due to an accrual of $270,000 for the quarterly dividend on FHLB stock, which, in prior periods, was not recorded until actually received. The average balance of investment securities remained virtually unchanged at $223.0 million during the second quarter of fiscal 2001 as compared to the same period of fiscal 2000. The average yield on investment securities increased by 66 basis points to 6.77% during the second quarter of fiscal 2001 from 6.11% during the same period last year, due to the change in the income recognition timing of the FHLB stock dividend as described above.

For the six months ended December 31, 2000, the interest income increased by $4.0 million, or 11 percent, to $40.4 million as compared to $36.4 million for the same period in 1999. This increase was attributable to an increase of the average earning-asset yield resulting from the increase in market interest rates and the FHLB stock dividend accrual. The average yield on earning assets increased by 31 basis points to 7.47 percent during the six months ended December 31, 2000 from 7.16 percent during the same period in 1999. The average earning assets increased by $65.0 million, or 6 percent, to $1.1 billion during the six months of fiscal 2001 from $1.0 billion during the same period of fiscal 2000.

The interest income on loans increased by $3.3 million, or 11 percent, to $33.1 million during the six months of fiscal 2001 from $29.8 million during the same period of fiscal 2000. The average loans outstanding increased by $60.0 million, or 7 percent, to $860.2 million during the six months ended December 31, 2000 from $800.2 million during the same period in 1999. The average yield on loans increased by 25 basis points to 7.70 percent during the six months of fiscal 2001 as compared to 7.45 percent during the same period in fiscal 2000.

The interest income on investments also increased by $677,000, or 10 percent, to $7.3 million during the six months of fiscal 2001 from $6.6 million during the same period of fiscal 2000. This increase was primarily due to an increase in investment balances and a change in the income recognition of the FHLB stock dividend as described above. The average balance of investment securities increased to $222.7 million during the first half of fiscal 2001 from $217.7 million during the same period of fiscal 2000. The average yield on investments increased by 47 basis points to 6.57 percent during the six-month period in fiscal 2001 as compared to 6.10 percent during the same period last year.

Interest Expense. Interest expense for the quarter ended December 31, 2000 was $13.8 million as compared to $11.9 million for the same period in 1999, an increase of $1.9 million, or 16 percent. This increase was primarily attributable to an increase in average cost of deposits and FHLB advances. The average cost of liabilities was 5.48 percent during the quarter ended December 31, 2000, up 80 basis points as compared to 4.68 percent during the same period in 1999. The average balance of interest-bearing liabilities remained virtually unchanged at $1.0 billion during the second quarter of fiscal 2001 as compared to the same period last year.

Interest expense on deposits for the quarter ended December 31, 2000 was $8.8 million as compared to $7.6 million for the same period in 1999, an increase of $1.2 million, or 16 percent. Average deposits remained virtually unchanged at $700.5 million during the quarter ended December 31, 2000 as compared to $699.8 million during the same period in 1999. The average cost of deposits increased to 4.98 percent during the quarter ended December 31, 2000 from 4.33 percent during the same quarter in 1999. The increase in the average rate on deposits was due to higher market rates.

Interest expense on borrowings for the quarter ended December 31, 2000 was $5.1 million as compared to $4.3 million for the same period in 1999, an increase of $813,000, or 19 percent. The average borrowings, which are mainly FHLB advances, were $303.4 million during the quarter ended December 31, 2000 as compared to $309.8 million for the same quarter in 1999, a decrease of $6.4 million. The average cost on the borrowings increased to 6.66 percent for the quarter ended December 31, 2000 from 5.46 percent in the same quarter in 1999. This increase resulted from the increase in market interest rates and the replacement of short-term borrowings with long-term borrowings.

For the six months ended December 31, 2000, total interest expense increased by $5.5 million, or 25 percent, to $27.5 million as compared to $22.0 million for the same period in 1999. The average cost of interest-bearing liabilities increased by 83 basis points to 5.41 percent during the six months of fiscal 2001 as compared to 4.58 percent during the same period of fiscal 2000. The average interest-bearing liabilities during the six-month period of fiscal 2001 increased by $59.5 million, or 6 percent, to $1.0 billion as compared to $952.6 million during the same period last year.

For the six months ended December 31, 2000, total interest expense on deposits increased by $2.5 million, or 17 percent, to $17.1 million as compared to $14.6 million for the same period in 1999. The average deposits increased by $18.0 million, or 3 percent, to $696.5 million as compared to $678.5 million during the same period in 1999. The average cost of deposits increased by 63 basis points to 4.90 percent during the six months of fiscal 2001 as compared to 4.27 percent during the same period in fiscal 2000.

For the six months ended December 31, 2000, total interest expense on borrowings increased by $3.0 million, or 40 percent, to $10.4 million as compared to $7.4 million for the same period in 1999. Average borrowings increased by $41.5 million, or 15 percent, to $315.6 million as compared to $274.1 million during the same period of fiscal 2000. The average cost of borrowings increased by 119 basis points to 6.53 percent during the six months of fiscal 2001 as compared to 5.34 percent during the same period of fiscal 2000.


The following tables depict the average balance sheets for the quarter and six months ended December 31,
2000 and 1999, respectively:

Average Balance Sheets
(dollars in thousands)

                                         Quarter Ended                 Quarter Ended
                                       December 31, 2000             December 31, 1999
                                ----------------------------     ----------------------------
                                 Average              Yield/     Average               Yield/
                                 Balance    Interest   Cost      Balance     Interest    Cost
                                ---------   --------   ----     ----------   --------    ----
Interest earning assets:
Loans (1)....................   $  852,906  $ 16,448   7.71%    $  849,199   $ 15,851    7.47%
Investment securities........      202,374     3,203   6.33        206,165      3,246    6.30
FHLB stock (2)...............       17,900       563  12.58         17,138        166    3.87
Interest-earning deposits....        2,686         9   1.34            490          6    4.90
                                ----------   --------   ----     ----------   --------    ----
Total interest earning assets    1,075,866    20,223   7.52%     1,072,992     19,269    7.18%

Non-interest earning assets..       47,098                          46,806
                                ----------                      ----------
Total assets.................   $1,122,964                      $1,119,798
                                ==========                      ==========

Interest-bearing liabilities:
Savings accounts............... $   93,222        841   3.59%   $    86,323        596    2.74%
Demand and NOW accounts........    150,124        914   2.42        150,377      1,029    2.71
Certificates of deposit........    457,110      7,006   6.10        463,053      6,019    5.16
                                ----------   --------   ----     ----------   --------    ----
Total deposits.................    700,456      8,761   4.98%       699,753      7,644    4.33%

FHLB advances..................    300,259      5,012   6.64%       308,833      4,261    5.47%
Other borrowings............         3,153         64   8.08            981          2    0.81
                                ----------   --------   ----     ----------   --------    ----
Total interest-bearing
 liabilities................     1,003,868     13,837   5.48%     1,009,567     11,907    4.68%

Non-interest-bearing
 liabilities................        30,754                          23,878
                                ----------                      ----------
Total liabilities...........     1,034,622                       1,033,445


Stockholders' equity........        88,342                          86,353
                                ----------                      ----------
Total liabilities and stock-
 holders' equity............    $1,122,964                      $1,119,798
                                ==========   --------           ==========    --------
Net interest income.........    $    6,386                      $    7,362
                                ==========                      ==========
Interest rate spread (3)....                            2.04%                             2.50%
Net interest margin (4).....                            2.37%                             2.74%
Ratio of average interest
 earning assets to average
 interest-bearing liabilities       107.17%                         106.28%

Return on average assets....                            0.72%                             0.66%
Return on average  equity...                            9.21%                             8.56%

(1) Includes loans held for sale.
(2) The income of FHLB stock in fiscal 2001 includes accruals of FHLB dividends which are expected to be received in January 2001.
(3) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

                                                        13


Average Balance Sheets
(dollars in thousands)

                                       Six Months Ended              Six Months Ended
                                       December 31, 2000             December 31, 1999
                                ----------------------------     ----------------------------
                                 Average              Yield/     Average               Yield/
                                 Balance    Interest   Cost      Balance     Interest    Cost
                                ---------   --------   ----     ----------   --------    ----
Interest earning assets:
Loans (1)....................   $  860,189  $ 33,128   7.70%    $  800,191   $ 29,802    7.45%
Investment securities........      203,067     6,385   6.29        202,567      6,346    6.27
FHLB stock (2)...............       17,718       901  10.17         14,663        279    3.81
Interest-earning deposits....        1,942        28   2.88            492        12     4.88
                                ---------   --------   ----     ----------   --------    ----
Total interest earning assets   1,082,916     40,442   7.47%     1,017,913     36,439    7.16%

Non-interest earning assets..      47,439                           46,367
                                ----------                      ----------
Total assets.................   $1,130,355                      $1,064,280
                                ==========                      ==========
Interest-bearing liabilities:
Savings accounts.............   $  88,774      1,525   3.42%    $   84,575      1,144    2.68%
Demand and negotiable order of
 withdrawal ("NOW") accounts.     151,319      1,856   2.44        148,793      2,051    2.73
Certificates of deposit......     456,408     13,765   6.00        445,164     11,416    5.09
                                ---------   --------   ----     ----------   --------    ----
Total deposits...............     696,501     17,146   4.90%       678,532     14,611    4.27%

FHLB advances................     312,391     10,230   6.51%       273,521      7,371    5.35%
Other borrowings.............       3,219        130   8.03            582          4    1.36
                                ---------   --------   ----     ----------   --------    ----
Total interest-bearing
 liabilities.................   1,012,111     27,506   5.41%       952,635     21,986    4.58%

Non-interest-bearing
 liabilities.................      29,699                           24,736
                               ----------                       ----------
Total liabilities............   1,041,810                          977,371

Stockholders' equity.........      88,545                           86,909
                                ----------                      ----------
Total liabilities and stock-
 holders' equity.............   $1,130,355                      $1,064,280
                                ==========   --------           ==========    --------
Net interest income..........   $   12,936                      $   14,453
                                ==========                      ==========
Interest rate spread (3).....                          2.06%                             2.58%
Net interest margin (4)......                          2.39%                             2.84%
Ratio of average interest
 earning assets to average
 interest-bearing liabilities       107.00%                         106.85%

Return on average assets.....                          0.67%                             0.65%
Return on average  equity....                          8.51%                             7.96%

(1) Includes loans held for sale.
(2) The income of FHLB stock in fiscal 2001 includes accruals of FHLB dividends which are expected to be received in January 2001.
(3) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

                                                        14

The following table provides the rate/volume variances for the quarter and six months ended December 31, 2000 and 1999, respectively:

Rate/Volume Variance
(dollars in thousands)

                                      Quarter Ended December 31, 2000
                                Compared to Quarter Ended December 31, 1999
                                         Increase (Decrease) Due to
------------------------------------------------------------------------------
                                                             Rate/
                                       Rate     Volume      Volume     Net
                                       ----     ------      ------     ---
Interest income
 Loans receivable (1)............... $   526   $     69     $    2   $    597
 Investment securities..............      17        (60)         -        (43)
 FHLB stock (2).....................     373          7         17        397
 Interest-bearing deposits..........      (4)        27        (20)         3
                                     -------   --------     ------   --------
Total net change in income
 on interest-earning assets.........     912         43         (1)       954

Interest-bearing liabilities :
  Savings accounts..................     182         48         15        245
  Demand and NOW accounts...........    (113)        (2)         -       (115)
  Certificates of deposit...........   1,078        (77)       (14)       987
  FHLB advances.....................     894       (118)       (25)       751
  Other borrowings..................      18          4         40         62
                                     -------   --------     ------   --------
Total net change in expense on
 interest-bearing liabilities.......   2,059       (145)        16      1,930
                                     -------   --------     ------   --------
Net change in net interest
 income............................. $(1,147)  $    188     $  (17)  $   (976)
                                     =======   ========     ======   ========

(1) Includes loans held for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.
(2) Includes the $270,000 change in income recognition of the FHLB stock dividend.

                                    Six Months Ended December 31, 2000
                                Compared to Quarter Ended December 31, 1999
                                         Increase (Decrease) Due to
------------------------------------------------------------------------------
                                                             Rate/
                                       Rate     Volume      Volume     Net
                                       ----     ------      ------     ---
Interest income
 Loans receivable (1)............... $ 1,015   $  2,235     $   76   $  3,326
 Investment securities..............      23         16          -         39
 FHLB stock (2).....................     467         58         97        622
 Interest-bearing deposits..........      (5)        35        (14)        16
                                     -------   --------     ------   --------
Total net change in income
 on interest-earning assets.........   1,500      2,344        159      4,003

Interest-bearing liabilities :
 Savings accounts...................     309         57         15        381
 Demand and NOW accounts............    (226)        35         (4)      (195)
 Certificates of deposit............   2,009        288
        52      2,349
 FHLB advances......................   2,417        386         56      2,859
 Other borrowings...................      20         18         88        126
                                     -------   --------     ------   --------
Total net change in expense on
 interest-bearing liabilities.......   4,529        784        207      5,520
                                     -------   --------     ------   --------
Net change in net interest
 income............................. $(3,029)  $  1,560     $  (48)  $ (1,517)
                                     =======   ========     ======   ========

(1) Includes loans held for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.
(2) Includes the $270,000 change in income recognition of the FHLB stock dividend.


Provision for Loan Losses. No loan loss provisions were added during the second quarter of fiscal 2001 or fiscal 2000. The allowance for loan losses was $6.8 million at December 31, 2000 as compared to $6.7 million for the same period in 1999. The allowance as a percent of gross loans held for investment at December 31, 2000 was 0.85 percent as compared to 0.79 percent at December 31, 1999.

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

The following table is provided to disclose additional details on the Company's allowance for loan losses and asset quality:

Allowance for Loan Losses
(dollars in thousands)           For the Quarter         For the Six Months
                                 Ended December 31,      Ended December 31,
                                 ------------------      -------------------
                                  2000        1999        2000        1999
                                 ------      ------      ------      ------
Allowance at beginning of
 period.......................  $  6,855   $  6,721     $  6,850    $ 6,721
Provision for loan losses.....         -          -            -          -
Recoveries:
Mortgage loans:
  One-to-four family..........        18          6           24          6
  Multi-family................        -           -            -          -
  Commercial..................        -           -            -          -
  Construction................        -           -            -          -
Consumer loans................        -           -            -          -
Commercial business lending...        -           -            -          -
                                -------    --------     --------    -------
     Total recoveries.........       18           6           24          6

Charge-offs:
Mortgage loans:
  One-to-four family..........      (49)          -          (49)         -
  Multi-family................        -           -
         -       -
  Commercial..................        -           -            -          -
  Construction................        -           -            -          -
Consumer loans................       (1)          -           (2)         -
Commercial business lending...        -           -            -          -
                                -------    --------     --------    -------
     Total charge-offs.........     (50)          -          (51)         -
                                -------    --------     --------    -------
     Net (charge-offs)
      recoveries...............     (32)          6          (27)         6
                                -------    --------     --------    -------
      Balance at end of period. $ 6,823    $  6,727     $  6,823    $ 6,727
                                =======    ========     ========    =======

Allowance for loan losses as
 a percentage of gross loans
 held for investment...........   0.85%       0.79%        0.85%      0.79%

Net charge-offs as a percentage
 of average loans outstanding
 during the period.............   0.02%          -         0.01%         -

Allowance for loan losses as
 a percentage of non-performing
 loans at the end of the
 period........................ 506.91%     342.86%      506.91%    342.86%

Asset Quality. The following table is provided to disclose additional details on asset quality (dollars in thousands) :

                                              At December 31,  At December 31,
                                                   2000             1999
                                              ---------------  --------------
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One-to-four family.........................     $  1,335        $  1,956
  Multi-family...............................            -               -
  Commercial.................................            -               -
  Construction...............................            -               -
Consumer loans...............................           11               6
Commercial business lending..................            -               -
Other loans..................................            -               -
                                              ---------------  --------------
     Total...................................        1,346           1,962

Accruing loans which are contractually
 past due 90 days or more:
Mortgage loans:
  One-to-four family.........................            -              -
  Multi-family...............................            -              -
  Commercial.................................            -              -
  Construction...............................            -              -
Consumer loans...............................            -              -
Commercial business lending..................            -              -
Other loans..................................            -              -
                                              ---------------  --------------
     Total...................................            -              -

Total of non-accrual and 90 days past
 due loans...................................        1,346          1,962

Real estate owned............................          697          1,862
                                              ---------------  --------------
Total non-performing assets.................      $  2,043        $ 3,824
                                              ===============  ==============
Restructured loans..........................      $  1,471        $ 1,495

Non-accrual and 90 days or more past due
 loans as a percentage of loans held for
 investment, net............................          0.17%          0.23%

Non-accrual and 90 days or more past due
 loans as a percentage of total assets......          0.12%          0.16%

Non-performing assets as a percentage of
 total assets...............................          0.18%          0.32%

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

Non-Interest Income. Non-interest income increased by $1.1 million, or 58 percent, to $3.0 million during the quarter ended December 31, 2000 from $1.9 million during the same period in 2000. The increase in non- interest income was primarily attributable to an increase in gains from the sale of loans and the gains on sale of investment securities.

The gains on sale of loans increased by $933,000, or 156 percent, to $1.5 million for the quarter ended December 31, 2000 from $598,000 during the same quarter in 1999. This increase was primarily due to higher loan sale volume and higher loan sale margin in the second quarter of fiscal 2001 compared to the same quarter of fiscal 2000. Total loans sold during the second quarter of fiscal 2001 increased by $55.3 million, or 86 percent, to $120.0 million as compared to $64.7 million in the same period in fiscal 2000. The average loan sale margin during the second quarter of fiscal 2001 was approximately 1.28 percent as compared to 0.92 percent during the same period of fiscal 2000.

The gains on sale of investment securities during the second quarter of fiscal 2001 was $213,000, resulting mainly from the sale of 2,000 shares of Freddie Mac common stock and 1,000 shares of Fannie Mae common stock.

For the six months ended December 31, 2000, the non-interest income increased by $1.8 million, or 44 percent, to $5.9 million from $4.1 million during the same period in 1999. The increase in non-interest income was primarily attributable to an increase in the gains on sale of loans and the gains on sale of investment securities.

Non-Interest Expenses. Non-interest expense decreased by $158,000 to $5.9 million during the quarter ended December 31, 2000 from $6.1 million in the same period in 1999. This decrease was primarily attributable to: a decrease in premises and occupancy expense resulting from mortgage lending offices which were closed, sold or consolidated during the first quarter; a decrease in equipment and professional expenses associated with last year's Y2K equipment depreciation and consultant costs; and a decrease in marketing costs. These cost savings were partially offset by an increase of salaries and compensation costs resulting from lower FASB 91 deferred cost. Non-interest expenses as a percentage of average assets improved to 2.10 percent during the second quarter of fiscal 2001 from 2.16 percent during the same period of fiscal 2000.

Income taxes. Income tax expense was $1.5 million for the quarter ended December 31, 2000 as compared to $1.4 million during the same period in 1999. The effective tax rate for the second quarter ended December 31, 2000 and 1999 was 42 percent.

For the six months ended December 31, 2000, income tax expense was $2.7 million as compared to $2.5 million during the same period in 1999. The effective tax rate for the six months ended December 31, 2000 and 1999 was 42 percent.

The following table is provided to disclose additional details related to the volume of loans originated, purchased and sold:

Loan Volume Activities
(dollars in thousands)
                                          For the            For the Six
                                       Quarter Ended         Months Ended
                                        December 31,         December 31,
                                       --------------       ---------------
                                       2000      1999       2000       1999
                                       ----      ----       ----       ----
Loans originated for sale :
 Retail originations............... $ 55,084  $ 38,353    $ 118,701  $100,413
 Wholesale originations............   69,267    46,876      121,544    77,310
                                    --------  --------    ---------  --------
     Total loans originated for
      sale.........................  124,351    85,229      240,245   177,723

Loans sold:
 Servicing released...............   120,006    64,436      231,434   149,379
  Servicing retained..............         -       240            -     1,275
                                    --------  --------    ---------  --------
     Total loans sold.............   120,006    64,676      231,434   150,654

Loans originated for portfolio:
 Mortgage loans:
   One-to-four family.............         -    89,084            -   188,972
   Multi-family...................         -         -            -     2,100
   Commercial.....................       800         -        1,250     2,613
   Construction loans.............     7,521    11,592       22,297    26,815
Consumer..........................         -     7,849            -    18,675
Commercial business lending.......       369     3,242        2,059     5,817
Other loans.......................         -       161            -       672
                                    --------  --------    ---------  --------
     Total loans originated for
      portfolio...................     8,690   111,928       25,606   245,664

Loans purchased:
 Mortgage loans:
   One-to-four family.............         -         -          384         -
   Commercial.....................     2,496     1,517        4,341     5,126
                                    --------  --------    ---------  --------
     Total loans purchased........     2,496     1,517        4,725     5,126

Mortgage loan principal repayments    36,628    27,905       71,558    72,955

Real estate acquired in
 settlement of loans..............       530     1,033          744     1,033

Increase (decrease) in other
 items, net (1)...................     4,241     4,963       (1,194)    2,325
                                    --------  --------    ---------  --------
Net (decrease) increase in loans
 receivable, net..................  $(16,326) $110,023    $ (32,866) $206,196
                                    ========  ========    =========  ========

(1) Includes changes in loans in process, discounts, deferred fees and costs and loan loss reserves.


Liquidity and Capital Resources. The Company's primary sources of funding include deposits, proceeds from loan principal and interest payments, sales of loans, the maturity of and interest income on investment securities, and FHLB advances. The Savings Bank has a credit line available with the FHLB of San

Francisco equal to 40 percent of total assets, which, on December 31, 2000 permitted additional advances of $129.6 million, in addition to having unsecured lines of $74 million with its correspondent banks. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The primary investing activity of the Company is the origination of mortgage loans through the Savings Bank. For the quarter ended December 31, 2000, the Savings Bank originated $133.0 million of loans as compared to $197.2 million during the same period in 1999. For the quarter ended December 31, 2000, loan sales aggregated $120.0 million, compared to $64.7 million for the same period in 1999, and loan principal payments totaled $36.6 million, compared to $27.9 million for the same period in 1999.

By regulation, the Savings Bank must maintain minimum liquidity equal to 4 percent of deposits and short-term borrowings. Liquidity is measured by cash and readily marketable securities which are not committed, pledged, or required as collateral for specific liabilities. The Savings Bank's average liquidity ratios for the second quarter of fiscal 2001 and 2000 were 10 percent and 25 percent, respectively. A reduction of the Savings Bank's quarterly average liquidity was attributable mainly to: investment securities, totaling $100.0 million, which were pledged to the FHLB to collateralize the Security Backed Credit facility; and investment securities, totaling $15.0 million, which were pledged to the Federal Reserve Bank of San Francisco to collateralize future borrowings from the Discount Window.

The Savings Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet certain specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. The Savings Bank's actual and required capital amounts and ratios as of December 31, 2000 are as follows (dollars in thousands):

                                                  Amount       Percent
                                                  ------       -------

        Tangible capital......................  $  78,747       7.10%
        Requirement to be "Well Capitalized"..     22,186       2.00
                                                ---------      -----
        Excess over requirement                 $  56,561       5.10%
                                                =========      =====

        Tier 1 (core) capital                   $  78,747       7.10%
        Requirement to be "Well Capitalized"       55,466       5.00
                                                ---------      -----
        Excess over requirement                 $  23,281       2.10%
                                                =========      =====

        Total risk-based capital                $  86,136      14.33%
        Requirement to be "Well Capitalized"       60,088      10.00
                                                ---------      -----
        Excess over requirement                 $  26,048       4.33%
                                                =========      =====

        Tier 1 risk-based capital               $  78,747      13.11%
        Requirement to be "Well Capitalized"       36,053       6.00
                                                ---------      -----
        Excess over requirement                 $  42,694       7.11%
                                                =========      =====

Supplemental Information

                          December 31, 2000  June 30, 2000  December 31, 1999
                          -----------------  -------------  -----------------

Loans serviced for
 others (in thousands)        $ 238,140       $ 261,183         $ 284,909

Book value per share....      $ 23.99         $ 22.68           $ 21.48


                        Forward-looking Statement

Certain matters discussed in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may therefore involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, the general business environment, interest rates, competitive conditions between banks and non-bank financial services providers, local and national economic conditions, regulatory changes and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2000.


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


Item 4.  Submission of Matters to a Vote of Shareholders

The only item submitted in the Annual Meeting of Shareholders which was held on October 26, 2000 at the Riverside Art Museum at 3425 Mission Inn Avenue, Riverside, California was the election of two directors.

There were two nominees:
-----------------------
1. Robert G. Schrader has been associated with the Savings Bank since 1963 and has served as Executive Vice President of the Savings Bank since January 1995. From 1990 through 1994, Mr. Schrader served as Senior Vice President of the Savings Bank. Mr. Schrader has also served as Corporate Secretary of the Company since its formation in 1996.

2. William E. Thomas is the Executive Vice President and General Counsel of KPC Global Care, Inc., a medical management company based in Riverside, California. Prior to joining KPC Global Care, Inc., Mr. Thomas was engaged in the private practice of law in Riverside, California. He currently serves on the Company's Personnel/Compensation Committee.

The result of the votes were 88.3% for Robert G. Schrader and 88.2% for William E. Thomas; accordingly, Robert G. Schrader and William E. Thomas were declared to be duly elected as directors of the Company for three year terms.


Item 5.  Other Information

Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits :

    None.

b)  Reports on Form 8-K

    A Form 8-K was filed with the Securities and Exchange Commission on December 19, 2000 regarding changes in the registrant's certifying accountants.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Provident Financial Holdings, Inc.





February 9, 2001            /s/ Craig G. Blunden
                            ---------------------
                            Craig G. Blunden
                            President and Chief Executive Officer
                            (Principal Executive Officer)


February 9, 2001            /s/ Donavon P. Ternes
                            ---------------------
                            Donavon P. Ternes
                            Senior Vice President and Chief Financial Officer
                            (Principal Financial and Accounting Officer)