Form 10-Q
period 2001-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2001-05-14
CIK 1010470

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the quarterly period ended......................March 31, 2001
                                                         --------------

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

              (1) Yes   X  .  No      .
                      -----      -----

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of class :                            As of May 14, 2001
    ----------------                            ------------------
  Common stock, $ 0.01 par value                3,832,909 shares *

* Includes 270,519 shares held by the employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts; and 84,404 shares held by the management recognition plan which have been committed to be released and allocated to participant accounts.

                       PROVIDENT FINANCIAL HOLDINGS, INC.
                               Table of Contents

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Unaudited Interim Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition
         as of March 31, 2001 and June 30, 2000...........................  1

         Consolidated Statements of Income
         for the quarter and nine months ended March 31, 2001 and 2000....  2

         Consolidated Statements of Changes in Stockholders' Equity
         for the quarter and nine months ended March 31, 2001 and 2000....  3

         Consolidated Statements of Cash Flows
         for the quarter and nine months ended March 31, 2001 and 2000....  5

         Selected Notes to Unaudited Interim Consolidated
         Financial Statements ............................................  6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         General .........................................................  9

         Comparison of Financial Condition at March 31, 2001
         and June 30, 2000 ............................................... 10

         Comparison of Operating Results
         for the quarter and nine months ended March 31, 2001 and 2000.... 10

         Loan Volume Activities .......................................... 20

         Liquidity and Capital Resources.................................. 21

         Supplemental Information ........................................ 22

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings ...................................... 22

         Item 2.  Changes in Securities .................................. 22

         Item 3.  Defaults upon Senior Securities ........................ 22

         Item 4.  Submission of Matters to Vote of Stockholders  ......... 23

         Item 5.  Other Information ...................................... 23

         Item 6.  Exhibits and Reports on Form 8-K ....................... 23

SIGNATURES ............................................................... 24

                    PROVIDENT FINANCIAL HOLDINGS, INC.
              Consolidated Statements of Financial Condition
                              (Unaudited)
                          Dollars in Thousands


                                                  March 31,         June 30,
                                                   2001               2000
                                               --------------    ------------
Assets
  Cash .....................................   $    21,662       $    18,965
  Investment securities - held to maturity
    (market value $129,877 and
    $166,059, respectively).................       130,304           175,234
  Investment securities - available for
   sale at fair market value ...............        64,980            24,382
  Loans held for investment, net............       770,357           824,862
  Loans held for sale, net..................       119,445            52,049
  Accrued interest receivable  .............         7,489             7,391
  Real estate held for investment, net .....        11,888            12,380
  Real estate owned, net....................         1,075             1,047
  Federal Home Loan Bank stock..............        16,158            17,287
  Premises and equipment, net...............         7,122             7,525
  Prepaid expenses and other assets.........         7,413             6,682
                                               -----------       -----------

      Total assets..........................   $ 1,157,893       $ 1,147,804
                                               ===========       ===========

Liabilities and Stockholders' Equity
Liabilities:
  Non-interest-bearing deposits.............   $    21,449       $    18,666
  Interest bearing deposits ................       701,929           677,792
                                               -----------       -----------
      Total deposits........................       723,378           696,458

  Borrowings................................       315,460           341,668
  Accounts payable, accrued interest
   and other liabilities....................        23,781            20,711
                                               -----------       -----------
      Total liabilities.....................     1,062,619         1,058,837

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
   2,000,000 shares; none issued and
   outstanding..............................             -                 -

  Common stock, $.01 par value; authorized
   15,000,000 shares; Issued 5,128,215
   shares; outstanding 3,853,909 and
   3,922,066 shares, respectively...........            51                51
  Additional paid-in capital................        51,466            51,249
  Retained earnings.........................        70,919            64,811
  Treasury stock at cost (1,274,306 and
   1,203,149 shares, respectively)..........       (24,045)          (22,696)
  Unearned stock compensation...............        (4,007)           (4,634)
  Accumulated other comprehensive income,
   net of tax...............................           890               186
                                               -----------       -----------

      Total stockholders' equity............        95,274            88,967
                                               -----------       -----------

      Total liabilities and stockholders'
        equity..............................   $ 1,157,893       $ 1,147,804
                                               ===========       ===========

The accompanying notes are an integral part of these financial statements.

                      PROVIDENT FINANCIAL HOLDINGS, INC.
                      Consolidated Statements of Income
                                  (Unaudited)
                 Dollars in Thousands, Except Earnings Per Share

                                       Quarter Ended       Nine Months Ended
                                          March 31,             March 31,
                               ----------------------  ---------------------
                                   2001        2000        2001        2000
                               ----------  ----------  ----------  ---------
Interest income
 Loans receivable, net........  $  16,688   $  17,266   $  49,816  $  47,068
 Investment securities........      3,471       3,415      10,722     10,039
 Interest-earning deposits....         39          22         102         34
                               ----------  ----------  ----------  ---------

 Total interest income........     20,198      20,703      60,640     57,141

Interest expense
 Savings accounts.............        893         627       2,418      1,772
 Demand and NOW accounts......        923         973       2,779      3,024
 Certificates of deposit......      6,923       6,184      20,688     17,599
 Federal Home Loan Bank
  advances and other
  borrowings..................      4,845       5,579      15,205     12,975
                               ----------  ----------  ----------  ---------

 Total interest expense.......     13,584      13,363      41,090     35,370
                               ----------  ----------  ----------  ---------

Net interest income...........      6,614       7,340      19,550     21,771
Provision for loan and
 lease losses.................          -         175           -        175
                               ----------  ----------  ----------  ---------

Net interest income after
 provision for loan and
 lease losses.................      6,614       7,165      19,550     21,596

Non-interest income
  Loan servicing and other
   fees.......................        485         588       1,558      1,928
  Gain on sale of loans, net..      1,928         268       4,768      1,714
  Real estate operations, net.        170         192         534        253
  Other.......................        696         521       2,320      1,744
                               ----------  ----------  ----------  ---------

  Total non-interest income...      3,279       1,569       9,180      5,639

Non-interest expense
  Salaries and employee
   benefits...................      3,670       3,580      11,322     10,944
  Premises and occupancy......        466         524       1,412      1,524
  Equipment...................        411         596       1,321      1,674
  Professional expenses.......        135         107         379        589
  Sales and marketing
   expenses...................        234         237         776        863
  Other  .....................      1,017         980       3,044      2,940
                               ----------  ----------  ----------  ---------

  Total non-interest expense..      5,933       6,024      18,254     18,534

Income before taxes...........      3,960       2,710      10,476      8,701
Provision for income taxes....      1,620       1,128       4,368      3,661
                               ----------  ----------  ----------  ---------

  Net income.................. $    2,340  $    1,582  $    6,108  $   5,040
                               ==========  ==========  ==========  =========


   Basic earnings per share... $     0.67  $     0.45  $     1.74  $    1.37
   Diluted earnings per share. $     0.65  $     0.45  $     1.70  $    1.35

The accompanying notes are an integral part of these financial statements.

                                       PROVIDENT FINANCIAL HOLDINGS, INC.
                          Consolidated Statements of Changes in Stockholders' Equity
                                                  (Unaudited)
                                    Dollars in Thousands, Except Shares
                               For the Quarters Ended March 31, 2001 and 2000

                            Common                                                      Accumulated
                             Stock        Additional                        Unearned      Other
                       ----------------     Paid-In    Retained  Treasury     Stock    Comprehensive
                        Shares     Amount   Capital    Earnings   Stock    Compensation    Income     Total
---------------------------------------------------------------------------------------------------------
Balance at
 December 31, 2000..... 3,865,409 $   51  $  51,400  $  68,579  $(23,931)  $(4,129)     $   756    $ 92,726

Comprehensive income:
  Net income...........                                  2,340                                        2,340
  Unrealized holding
   gains on securities
   available for sale,
   net of tax..........                                                                     134         134
                                                                                                    -------
Total comprehensive
 income................                                                                               2,474

Purchase of treasury
 stock, net............   (11,500)                                  (114)                              (114)

Release of shares
 under stock-based
 compensation plans....                          66                            122                      188
-----------------------------------------------------------------------------------------------------------

Balance at
 March 31, 2001........ 3,853,909 $   51  $  51,466  $  70,919  $(24,045)  $(4,007)     $   890    $ 95,274
===========================================================================================================


The accompanying notes are an integral part of these financial statements.





                            Common                                                      Accumulated
                             Stock        Additional                        Unearned      Other
                       ----------------     Paid-In    Retained  Treasury     Stock    Comprehensive
                        Shares     Amount   Capital    Earnings   Stock    Compensation    Income     Total
------------------------------------------------------------------------------------------------------------

Balance at
 December 31, 2000..... 3,988,566 $   51  $  51,187  $  61,013  $(21,699)  $(5,139)     $   263    $ 85,676

Comprehensive income:
  Net income...........                                  1,582                                        1,582
  Unrealized holding
   gains on Securities
   available for sale,
   net of tax..........                                                                    (130)       (130)
                                                                                                    --------
Total comprehensive
 income................                                                                               1,452

Purchase of
 treasury stock........   (45,500)                                  (688)                              (688)

Release of shares
 under stock-based
 compensation plans....                          33                            253                      286
------------------------------------------------------------------------------------------------------------

Balance at
 March 31, 2000........ 3,943,066 $   51  $  51,220  $  62,595  $(22,387)  $(4,886)     $   133    $ 86,726
============================================================================================================

The accompanying notes are an integral part of these financial statements.
                                                      3

                                       PROVIDENT FINANCIAL HOLDINGS, INC.
                          Consolidated Statements of Changes in Stockholders' Equity
                                                  (Unaudited)
                                    Dollars in Thousands, Except Shares
                               For the Nine Months Ended March 31, 2001 and 2000

                            Common                                                      Accumulated
                             Stock        Additional                        Unearned      Other
                       ----------------     Paid-In    Retained  Treasury     Stock    Comprehensive
                        Shares     Amount   Capital    Earnings   Stock    Compensation    Income     Total
------------------------------------------------------------------------------------------------------------

Balance at
 June 30, 2000..........3,988,566 $   51  $  51,249  $  64,811  $(22,696)  $(4,634)     $   186    $ 88,967

Comprehensive income:
  Net income............                                 6,108                                        6,108
  Unrealized holding
   gains on Securities
   available for sale,
   net of tax. .........                                                                    704         704
                                                                                                    --------
Total comprehensive
 income.................                                                                              6,812

Purchase of treasury
 stock, net.............  (71,157)                                (1,349)                            (1,349)

Issuance of shares
 under stock Option
 compensation plan......    3,000                46                                                      46

Release of shares
 under stock-based
 compensation plans.....                        171                            627                      798
------------------------------------------------------------------------------------------------------------
Balance at
 March 31, 2001.........3,853,909 $   51  $  51,466  $  70,919  $(24,045)  $(4,007)     $   890    $ 95,274
============================================================================================================

The accompanying notes are an integral part of these financial statements.




                            Common                                                      Accumulated
                             Stock        Additional                        Unearned      Other
                       ----------------     Paid-In    Retained  Treasury     Stock    Comprehensive
                        Shares     Amount   Capital    Earnings   Stock    Compensation    Income     Total
------------------------------------------------------------------------------------------------------------

Balance at
 June 30, 1999......... 4,385,785 $   51  $  51,069  $ 57,555  $(14,089)  $(5,644)     $   744    $ 89,686

Comprehensive income:
  Net income...........                                 5,040                                        5,040
  Unrealized holding
   gains on Securities
   available for sale,
   net of tax..........                                                                   (611)       (611)
                                                                                                   --------
Total comprehensive
 income................                                                                              4,429

Purchase of treasury
 stock ................  (442,719)                               (8,298)                            (8,298)

Release of shares
 under stock-based
 compensation plans....                         151                           758                      909
-----------------------------------------------------------------------------------------------------------
Balance at
 March 31, 200......... 3,943,066 $   51  $  51,220  $ 62,595  $(22,387)  $(4,886)     $   133    $ 86,726
===========================================================================================================

The accompanying notes are an integral part of these financial statements.

                                                   4

                    PROVIDENT FINANCIAL HOLDINGS, INC.
              Consolidated Statements of Financial Condition
                              (Unaudited)
                          Dollars in Thousands

                                       Quarter Ended     Nine Months Ended
                                          March 31,           June 30,
                                       2001     2000      2001       2000
                                   --------   --------  --------    --------
Cash flows from operating
 activities:
Net Income ....................... $  2,340   $  1,582  $  6,108    $  5,040
Adjustments to reconcile net
 income to net cash (used for)
 provided by operating activities:
  Depreciation and amortization...      453        708     1,422       1,627
  Provision for real estate losses        -        175         -         175
  Gain on sale of loans...........   (1,928)      (268)   (4,768)     (1,714)
  Net gains on sale of investment
   securities.....................      (21)         -      (234)        (38)
  Increase (decrease) in accounts
   payable and other liabilities..    2,679     (5,784)    2,580      (2,903)
  Decrease (increase) in prepaid
   expense and other assets.......       24         86      (830)      7,731
Loans originated for sale......... (217,962)   (92,112) (458,207)   (293,138)
Proceeds from sale of loans.......  147,069    130,924   381,343     283,024
Stock based compensation..........      188        286       844         909
                                   --------   --------  --------     --------

  Net cash (used for)
   provided by operating
   activities ....................  (67,158)    35,597   (71,742)        713

Cash flows from investing
 activities:
  Net decrease (increase) in
   loan receivables ..............   27,416    (16,965)   69,387    (170,316)
  Maturity of investment
   securities held-to-maturity....   66,500      2,600    69,500       6,650
  Purchase of investment
   securities held-to-maturity....   (7,500)    (3,000)   (7,500)     (3,000)
  Purchase of investment
   securities available for sale..  (53,541)         -   (62,482)    (23,280)
  Sales of investment securities
   available for sale.............    3,988          -     6,253       2,292
  Purchase (redemption) of
   Federal Home Loan Bank Stock...    2,030       (238)    1,129      (9,870)
  Net (purchase) sales of
   real estate ...................     (674)       148      (517)    (12,601)
  Purchases of premises
   and equipment .................     (238)      (126)     (693)       (730)
  Maturity of overnight
   Federal Funds .................    2,000          -         -           -
                                   --------   --------  --------    --------
  Net cash provided by (used for)
   investing activities ..........   39,981    (17,581)   75,077    (210,855)

Cash flows from financing
 activities:
  Net increase in deposits .......   17,511      2,255    26,920      75,613
  Repayment of Federal
   Home Loan Bank Advances ....... (193,402)(2,334,102) (860,306)(10,315,129)
  Proceeds of Federal Home
   Loan Bank Advances.............  205,100  2,297,099   834,500  10,448,963
  (Repayment) proceeds
   of other borrowings............     (137)     3,459      (403)      3,459
  Treasury stock purchases........     (114)      (688)   (1,349)     (8,298)
                                   --------   --------   --------  ----------
  Net cash provided by
   (used for) financing
   activities.....................   28,958    (31,977)      (638)   204,608
                                   --------   --------   --------  ----------
  Net increase (decrease)
   in cash and cash equivalents...    1,781    (13,961)     2,697     (5,534)

Cash and cash equivalents at
 beginning of period .............   19,881     28,156     18,965     19,729
                                   --------   --------   --------  ----------
Cash and cash equivalents at
 end of period ................... $ 21,662   $ 14,195   $ 21,662  $  14,195
                                   ==========================================
Supplemental Information:
  Cash paid for interest.......... $ 13,186   $ 13,047   $ 39,877    $ 36,690
  Cash paid for income taxes......      290        537      2,332       2,521
  Real estate acquired in
   settlement of loans............      452        111        982       1,144

The accompanying notes are an integral part of these financial statements.

                    PROVIDENT FINANCIAL HOLDINGS, INC.
     SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 2001

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

Note 2: Earnings Per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following tables provide the basic and diluted EPS computations for the quarter and nine months ended March 31, 2001 and 2000, respectively.

                            For the Quarter Ended   For the Nine Months Ended
                                   March 31,                March 31,
                            ----------------------  -------------------------
                               2001         2000        2001         2000
                             --------     --------    --------     --------
Numerator:
 Net income - numerator for
  basic earnings per share
  and diluted earnings per
  share-income available
  to common stockholders... $2,340,498   $1,582,107   $6,107,826  $5,040,312
                            ==========   ==========   ==========  ==========
Denominator:
 Denominator for basic
 earnings per share:
  Weighted-average shares..  3,498,986    3,551,289    3,505,747   3,682,328

 Effect of dilutive securities:
  Employee stock benefit
   plans...................     89,521            -       83,046      62,168
                            ----------   ----------   ----------  ----------
 Denominator for diluted
 earnings per share:
  Adjusted weighted-average
   shares and assumed
   conversions.............  3,588,507    3,551,289    3,588,793   3,744,496
                            ==========   ==========   ==========  ==========

Basic earnings per share... $     0.67   $     0.45   $     1.74  $     1.37
Diluted earnings per share. $     0.65   $     0.45   $     1.70  $     1.35

Note 3: Operating Segment Reports

The Company has determined that its reportable segments are the operations pertaining to mortgage banking and the operations of Provident Savings Bank, F.S.B. ("Savings Bank") pertaining to consumer and commercial banking. The following tables set forth condensed income statements and total assets for the Company's operating segments for the quarter and nine months ended March 31, 2001 and 2000, respectively.

                                       For the Quarter Ended March 31, 2001
                                    ----------------------------------------
                                     Savings       Mortgage     Consolidated
                                      Bank         Banking         Totals
-----------------------------------------------------------------------------

Net interest income................ $    6,296     $     318     $    6,614

Non-interest income:
  Loan servicing and other fees....        248           237            485
  (Loss) gain on sale of loans,
    net............................        (16)        1,944          1,928
  Real estate operations, net .....        157            13            170
  Other............................        694             2            696
-----------------------------------------------------------------------------
    Total non-interest income .....      1,083         2,196          3,279

Non-interest expense:
  Salaries and employee benefits...      2,839           831          3,670
  Premises and occupancy ..........        344           122            466
  Operating and administrative
   expenses .......................      1,154           643          1,797
-----------------------------------------------------------------------------
    Total non-interest expense ....      4,337         1,596          5,933
-----------------------------------------------------------------------------

Income before taxes ...............$     3,042     $     918     $    3,960
=============================================================================

Total assets, end of period .......$ 1,025,360     $ 132,533     $1,157,893
=============================================================================


                                       For the Quarter Ended March 31, 2000
                                    ----------------------------------------
                                     Savings       Mortgage     Consolidated
                                      Bank         Banking         Totals
-----------------------------------------------------------------------------

Net interest income ............... $    6,958     $     207     $    7,165

Non-interest income:
  Loan servicing and other
    fees (1).......................       (116)          704            588
  Gain on sale of loans, net ......         84           184            268
  Real estate operations, net .....        188             4            192
  Other ...........................        519             2            521
-----------------------------------------------------------------------------
    Total non-interest income .....        675           894          1,569

Non-interest expense:
  Salaries and employee benefits ..      2,806           774          3,580
  Premises and occupancy ..........        337           187            524
  Operating and administrative
   expenses........................      1,464           456          1,920
-----------------------------------------------------------------------------
    Total non-interest expense ....      4,607         1,417          6,024
-----------------------------------------------------------------------------

Income (loss) before taxes ........ $    3,026     $    (316)    $    2,710
=============================================================================

Total assets, end of period ........$1,094,638     $  71,188     $1,165,826
=============================================================================

Note: (1) Inter-company fees paid to Mortgage Banking for loans originated for portfolio. During the 3rd quarter of fiscal 2000, Mortgage Banking originated loans for portfolio of approximately $17.9 million.

                                    For the Nine Months Ended March 31, 2001
                                    ----------------------------------------
                                     Savings       Mortgage     Consolidated
                                      Bank         Banking         Totals
-----------------------------------------------------------------------------

Net interest income ............... $   18,885     $     665     $   19,550

Non-interest income:
  Loan servicing and other fees....        602           956          1,558
  (Loss) gain on sale of loans,
    net............................        (48)        4,816          4,768
  Real estate operations, net......        542            (8)           534
  Other ...........................      2,157           163          2,320
-----------------------------------------------------------------------------

    Total non-interest income .....      3,253         5,927          9,180

Non-interest expense:
  Salaries and employee benefits...      8,507         2,815         11,322
  Premises and occupancy ..........      1,008           404          1,412
  Operating and administrative
   expenses .......................      3,522         1,998          5,520
-----------------------------------------------------------------------------

    Total non-interest expense.....     13,037         5,217         18,254
-----------------------------------------------------------------------------

Income before taxes ............... $    9,101     $   1,375     $   10,476
=============================================================================

Total assets, end of period ....... $1,025,360     $ 132,533     $1,157,893
=============================================================================


                                    For the Nine Months Ended March 31, 2000
                                    ----------------------------------------
                                     Savings       Mortgage     Consolidated
                                      Bank         Banking         Totals
-----------------------------------------------------------------------------

Net interest income ............... $   21,110     $     486     $   21,596

Non-interest income:
  Loan servicing and other
    fees(1)........................     (1,649)        3,577          1,928
  Gain on sale of loans, net ......         46         1,668          1,714
  Real estate operations, net .....        244             9            253
  Other ...........................      1,742             2          1,744
-----------------------------------------------------------------------------
    Total non-interest income .....        383         5,256          5,639

Non-interest expense:
  Salaries and employee benefits ..      8,107         2,837         10,944
  Premises and occupancy ..........        992           532          1,524
  Operating and administrative
   expenses .......................      4,039         2,027          6,066
-----------------------------------------------------------------------------
    Total non-interest expense ....     13,138         5,396         18,534
-----------------------------------------------------------------------------

Income before taxes ............... $    8,355     $     346     $    8,701
=============================================================================

Total assets, end of period  ...... $1,094,638     $  71,188     $1,165,826
=============================================================================

Note: (1) Inter-company fees paid to Mortgage Banking for loans originated for portfolio. For the year to date fiscal 2000, Mortgage Banking originated loans for portfolio of approximately $193.9 million.

Note 4: Recent Accounting Pronouncement

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

This statement continues to evolve as the Derivatives Implementation Group ("DIG"), a task force formed by the Emerging Issues Task Force ("EITF"), makes additional interpretations. The DIG's interpretations are not considered authoritative until cleared by the Financial Accounting Standards Board ("FASB"). It is possible that the DIG's ongoing efforts to interpret this statement could have an impact on the Company's present accounting treatment. For example, upon adoption of SFAS No. 133, the Company accounted for loan commitments on loans classified as held for sale as outside the scope of SFAS No. 133. In December 2000, the DIG released a tentative conclusion that loan commitments on loans that will be classified as held for sale are derivatives pursuant SFAS No. 133. The FASB has not cleared this interpretation, therefore the Company has not adopted the DIG's tentative conclusion.
However, at some future date, the Company may elect to adopt or be required to adopt the DIG conclusion. The Company has not determined if the adoption of this interpretation will have a material impact on the Company's statement of operations.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Provident Financial Holdings, Inc. ("Provident Financial" or the "Company"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At March 31, 2001, the Company had total assets of $1.2 billion, total deposits of $723.4 million and total stockholders' equity of $95.3 million. Provident Financial has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiaries.

The Savings Bank, founded in 1956, is federally chartered and headquartered in Riverside, California. The Savings Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Savings Bank's deposits are federally insured up to applicable limits by the FDIC (under the Savings Association Insurance Fund ("SAIF")). The Savings Bank has been a member of the Federal Home Loan Bank ("FHLB") system since 1956.

The Savings Bank's business consists of consumer and commercial banking operations and mortgage banking activities. The savings and loan operations primarily consist of accepting deposits from customers within the communities surrounding the Savings Bank's full service offices and investing these funds in commercial real estate, construction, business, consumer loans and, to a lesser extent, one-to-four family, multi-family and other loans. In addition, the Savings Bank also facilitates business checking accounts and other business banking services, including the servicing of loans for others. Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by one-to-four-family residences. The Savings Bank's revenues are derived principally from interest on its loan and investment portfolio and fees generated through its traditional banking and mortgage banking activities.

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

Comparison of Financial Condition at March 31, 2001 and June 30, 2000

Total assets as of March 31, 2001 increased by $10.1 million to $1.16 billion from $1.15 billion at June 30, 2000. This increase was primarily due to an increase of $67.4 million, or 129 percent, in loans held for sale to $119.4 million at March 31, 2001 from $52.0 million at June 30, 2000. This increase was partially offset by a decrease of $54.5 million in loans held to maturity to $770.4 million at March 31, 2001 from $824.9 million at June 30, 2000. In January 2001, mortgage rates began to decline triggering a significant increase in the refinance market. As a result, the balance of loans held for sale increased substantially, while the balance of loans held to maturity decreased at a similar pace.

Total deposits increased to $723.4 million at March 31, 2001 from $696.5 million at June 30, 2000. This increase was attributable mainly to the increase in savings and transactional accounts. The Company continued its focus on building client relationships through checking accounts and other banking products and services. The increase in total deposits was used to replace a portion of the FHLB advances which matured during the period.

Total borrowings, which primarily consist of FHLB advances, declined by $26.2 million to $315.5 million at March 31, 2001 from $341.7 million at June 30, 2000. The average maturity of the Company's existing FHLB advances has been extended from 10.3 months at June 30, 2000 to 19.2 months at March 31, 2001. The Company's decision to extend the average maturity of the borrowings has improved the maturity gap between its assets and liabilities, which further decreases the Company's susceptibility to future interest rate fluctuations.

Total stockholders' equity increased by $6.3 million during the nine months ended March 31, 2001, resulting mainly from net income for the nine months, quarterly ESOP accruals and an increase in unrealized gains on securities available for sale. This increase was partially reduced by the Company's stock repurchases during the nine months of fiscal 2001. A total of 68,975 shares, with an average price of $18.76 per share, were repurchased during the nine months of fiscal 2001. This resulted in a total of 89,975 shares, or 46 percent, of 197,000 shares repurchased pursuant to the March 2000 stock repurchase authorization, with an average cost of $17.83 per share. This stock repurchase authorization expired on March 8, 2001. On March 22, 2001, the Board of Directors approved the March 2001 stock repurchase program which authorized the repurchase of up to five percent of the outstanding shares or approximately 193,000 shares over a one year period. As of May 14, 2001, 21,000 shares had been repurchased with an average price of $21.39.

Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2001 and 2000

The Company's net income for the quarter ended March 31, 2001 was $2.3 million, an increase of $758,000, or 48 percent, from $1.6 million during the same quarter in 2000. This increase was primarily attributable to an increase in the gain on sale of loans, which was partly offset by the decline in net interest income. For the nine months ended March 31, 2001 and 2000, the Company's net income was $ 6.1 million and $5.0 million, respectively.

The Company's net interest income before loan and lease losses decreased by $726,000, or 10 percent to $6.6 million for the quarter ended March 31, 2001 from $7.3 million during the comparable period of 2000. This decrease resulted from an increase in the cost of funds, which outpaced the increase in yield on earning assets. The net interest margin narrowed to 2.44 percent in the third quarter of fiscal 2001 from 2.57 percent during the same period of fiscal 2000.
For the nine months ended March 31, 2001 and 2000, net interest income was $19.6 million and $21.8 million, respectively; and the net interest margin was
2.41 percent and 2.74 percent, respectively.

The Company's efficiency ratio improved to 60 percent in the third quarter of fiscal 2001 from 69 percent in the same period of fiscal 2000. For the nine months ended March 31, 2001 and 2000, the efficiency ratio was 64 percent and 68 percent, respectively.

Return on average assets for the quarters ended March 31, 2001 and 2000 was
0.83 percent and 0.53 percent, respectively. For the nine months ended March 31, 2001 and 2000, the return on average assets was 0.72 percent and 0.61 percent, respectively.

Return on average equity for the quarters ended March 31, 2001 and 2000 was
10.61 percent and 7.38 percent, respectively. For the nine months ended March 31, 2001 and 2000, the return on average equity was 9.21 percent and 7.77 percent, respectively.

Diluted earnings per share for the quarter ended March 31, 2001 was $0.65, an increase of 44 percent from $0.45 for the quarter ended March 31, 2000. For the nine months ended March 31, 2001 and 2000, the diluted earnings per share were $1.70 and $1.35, respectively. The increase in the diluted earnings per share reflects the effect of the Company's stock repurchase program during fiscal years 2001 and 2000 and a $1.1 million increase in net income for the nine months ended March 31, 2001 as compared to the same period in 2000.

Interest Income. Interest income decreased by $505,000, or 3 percent, to $20.2 million for the quarter ended March 31, 2001 from $20.7 million during the same quarter in 2000. This decrease was primarily the result of a lower average loan balance, which was partially offset by a higher average loan yield. The average earning assets during the third quarter of fiscal 2001 were $1.08 billion, down $59.5 million or 5 percent, from $1.14 billion during the same period last year. The average yield on earning assets during the third quarter of fiscal 2001 was 7.46 percent, 21 basis points higher than the average yield of 7.25 percent during the same period last year.

Loan interest income decreased by $578,000, or 3 percent, to $16.7 million in the quarter ended March 31, 2001 as compared to $17.3 million for the same period in 2000. This decrease was attributable to a lower average loan balance, which was partially offset by an increase in the average loan yield. The average loans outstanding, including those available for sale, decreased by $56.8 million to $860.1 million during the third quarter of fiscal 2001 from $916.8 million during the same quarter of fiscal 2000. The decrease of the loan average balance was primarily attributable to loan prepayments due to a decline in mortgage rates which began in January 2001. The average loan yield during the third quarter of fiscal 2001 was 7.76 percent as compared to
7.53 percent during the same quarter last year. The increase in the average loan yield was the result of the lagging impact of the increase of market interest rates during the period from May 1999 through December 2000.

The interest income from investment securities, including Federal Home Loan Bank ("FHLB") stock and interest-earning deposits, increased by $73,000, or 2 percent to $3.5 million during the quarter ended March 31, 2001 from $3.4 million during the same quarter in 2000. This increase was primarily due to an increase in FHLB dividends ($33,000) resulting from a higher yield, an increase in interest income for overnight deposits ($32,000) and the recognition of additional interest on investment securities which were called and had remaining discounts ($22,000). The average balance of investment securities remained virtually unchanged at $203.8 million, while the average balance of FHLB stock declined to $16.5 million during the third quarter of fiscal 2001 from $20.5 million during the same period of fiscal 2000. The average yield on investment securities increased by 3 basis points to 6.28% during the third quarter of fiscal 2001 from 6.25% during the same period last year. The average yield on FHLB stock increased by 195 basis points to 6.59% during the third quarter of fiscal 2001 from 4.64% during the same period last year.

For the nine months ended March 31, 2001, total interest income increased by $3.5 million, or 6 percent, to $60.6 million as compared to $57.1 million for the same period in 2000. This increase was attributable to an increase of the average earning-asset yield and the FHLB stock dividend accrual of $271,000, which in the prior period, was not recognized until received. The average yield on earning assets increased by 28 basis points to 7.47 percent during the nine months ended March 31, 2001 from 7.19 percent during the same period in 2000. The average earning assets increased by $23.8 million, or 2 percent, to $1.08 billion during the nine months of fiscal 2001 from $1.06 billion during the same period of fiscal 2000.

The interest income on loans increased by $2.7 million, or 6 percent, to $49.8 million during the nine months of fiscal 2001 from $47.1 million during the same period of fiscal 2000. The average loans outstanding increased by $21.4 million, or 3 percent, to $860.2 million during the nine months ended March 31, 2001 from $838.8 million during the same period in 2000. The average yield on loans increased by 24 basis points to 7.72 percent during the nine months of fiscal 2001 as compared to 7.48 percent during the same period in fiscal 2000.

The interest income on investment securities, including FHLB stock and other interest-earning deposits, increased by $751,000, or 7 percent, to $10.8 million during the nine months of fiscal 2001 from $10.1 million during the same period of fiscal 2000. This increase was primarily due to an increase in average investment balances and a change in the income recognition of the FHLB stock dividend as previously described. The average balance of investment securities decreased to $203.3 million during the nine months of fiscal 2001 from $203.9 million during the same period of fiscal 2000. The average yield on investment securities remained at 6.26 percent during the nine-month period in fiscal 2001 as compared to the same period last year. The average balance of FHLB stock increased to $17.3 million during the nine months of fiscal 2001 from $16.6 million during the same period of fiscal 2000. The average yield on FHLB stock increased to 9.03 percent during the nine-month period in fiscal 2001 as compared to 4.14 percent during the same period last year. Excluding the additional FHLB dividend accrual, the current year-to-date yield of FHLB stock would have been 6.95 percent.

Interest Expense. Interest expense for the quarter ended March 31, 2001 was $13.6 million as compared to $13.4 million for the same period in 2000, an increase of $221,000, or 2 percent. This increase was primarily attributable to an increase in average balance and average cost of deposits, which was partially offset by a higher average cost of borrowings over a lower average balance. The average cost of liabilities was 5.44 percent during the quarter ended March 31, 2001, up 46 basis points compared to 4.98 percent during the same period in 2000. The average balance of interest-bearing liabilities declined by $65.7 million to $1.01 billion during the third quarter of fiscal 2001 from $1.08 billion during the same period last year.

Interest expense on deposits for the quarter ended March 31, 2001 was $8.7 million as compared to $7.8 million for the same period in 2000, an increase of $955,000, or 12 percent. Average deposits increased by $7.9 million to $710.8 million during the quarter ended March 31, 2001 from $702.9 million during the same period in 2000. The average cost of deposits increased to 4.99 percent during the quarter ended March 31, 2001 from 4.45 percent during the same quarter in 2000. The increase in the average cost on deposits was due to the lagging impact of rising market interest rates mentioned earlier.

Interest expense on borrowings for the quarter ended March 31, 2001 was $4.8 million as compared to $5.6 million for the same period in 2000, a decrease of $734,000, or 13 percent. The average borrowings, which are mainly FHLB advances, were $302.0 million during the quarter ended March 31, 2001 as compared to $375.7 million for the same quarter in 2000, a decrease of $73.6 million. The average cost on the borrowings increased to 6.51 percent for the quarter ended March 31, 2001 from 5.97 percent in the same quarter in 2000. The increase in the average cost on borrowings was due to the lagging impact of rising market interest rates and the replacement of short-term borrowings with long-term borrowings. As of March 31, 2001, the average maturity of FHLB borrowings was at 19.2 months as compared to 8.0 months at March 31, 2000.

For the nine months ended March 31, 2001, total interest expense increased by $5.7 million, or 16 percent, to $41.1 million as compared to $35.4 million for the same period in 2000. The average cost of interest-bearing liabilities increased by 70 basis points to 5.42 percent during the nine months of fiscal 2001 as compared to 4.72 percent during the same period of fiscal 2000. The average balance of interest-bearing liabilities during the nine-month period of fiscal 2001 increased by $18.0 million, or 2 percent, to $1.01 billion as compared to $994.3 million during the same period last year.

For the nine months ended March 31, 2001, total interest expense on deposits increased by $3.5 million, or 16 percent, to $25.9 million as compared to $22.4 million for the same period in 2000. The average deposits increased by $14.7 million, or 2 percent, to $701.3 million as compared to $686.6 million during the same period in 2000. The average cost of deposits increased by 60 basis points to 4.93 percent during the nine months of fiscal 2001 as compared to 4.33 percent during the same period in fiscal 2000.

For the nine months ended March 31, 2001, total interest expense on borrowings increased by $2.2 million, or 17 percent, to $15.2 million as compared to $13.0 million for the same period in 2000. Average borrowings increased by $3.4 million, or 1 percent, to $311.1 million as compared to $307.7 million during the same period of fiscal 2000. The average cost of borrowings increased by 92 basis points to 6.52 percent during the nine months of fiscal 2001 as compared to 5.60 percent during the same period of fiscal 2000.

The following tables depict the average balance sheets for the quarter and nine months ended March 31, 2001 and 2000, respectively:


Average Balance Sheets
(dollars in thousands)

                                           Quarter Ended                          Quarter Ended
                                           March 31, 2001                         March 31, 2000
                            ------------------------------------     -----------------------------------
                               Average                     Yield/       Average                    Yield/
                               Balance        Interest      Cost        Balance       Interest      Cost
                            ------------    -----------   ------     ------------   -----------   ------

Interest-earning assets:
Loans receivable, net (1).. $    860,059    $    16,688     7.76%    $    916,825   $    17,266     7.53%
Investment securities .....      203,840          3,200     6.28%         203,453         3,177     6.25%
FHLB stock.................       16,453            271     6.59%          20,517           238     4.64%
Interest-earning deposits..        2,587             39     6.03%           1,659            22     5.30%
                            ------------    -----------   ------     ------------   -----------   ------
Total interest-earning
 assets ...................    1,082,939         20,198     7.46%       1,142,454        20,703     7.25%
Non-interest earning
 assets....................       49,902                                   47,424
                            ------------                             ------------
Total assets............... $  1,132,841                             $  1,189,878
                            ============                             ============
Interest-bearing liabilities:
Savings accounts ..........      101,236            893     3.58%          85,172           627     2.96%
Demand and NOW accounts....      151,779            923     2.47%         152,008           973     2.57%
Certificates of deposit....      457,830          6,923     6.13%         465,746         6,184     5.34%
                            ------------    -----------   ------     ------------   -----------   ------
Total Deposits ............      710,845          8,739     4.99%         702,926         7,784     4.45%

FHLB advances..............      299,015          4,784     6.49%         372,097         5,507     5.95%
Other borrowings...........        3,018             61     8.20%           3,581            72     8.09%
                            ------------    -----------   ------     ------------   -----------   ------
Total borrowings...........      302,033          4,845     6.51%         375,678         5,579     5.97%
                            ------------    -----------   ------     ------------   -----------   ------
Total interest-bearing
 liabilities...............    1,012,878         13,584     5.44%       1,078,604        13,363     4.98%
Non-interest-bearing
 liabilities...............       31,774                                   25,572
                            ------------                             ------------
Total liabilities..........    1,044,652                                1,104,176
Stockholders' equity.......       88,189                                   85,702
                            ------------                             ------------
Total liabilities and
 stockholders' equity...... $  1,132,841                             $  1,189,878
                            ============    -----------              ============   -----------
Net interest income........                 $     6,614                             $     7,340
                                            ===========                             ===========
Interest rate spread (2)...                                 2.02%                                   2.27%
Net interest margin (3)....                                 2.44%                                   2.57%
Ratio of average interest-
 earning assets to average
 interest-bearing
 liabilities...............                               106.92%                                 105.92%
Return on average assets...                                 0.83%                                   0.53%
Return of average equity...                                10.61%                                   7.38%

(1)    Includes loans held for sale, net
(2)    Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities
(3)    Represents net interest income before provision for loan and lease losses as a percentage of average interest-earning assets

                                                         13


Average Balance Sheets
(dollars in thousands)

                                         Nine Months Ended                      Nine Months Ended
                                           March 31, 2001                         March 31, 2000
                            ------------------------------------     -----------------------------------
                               Average                     Yield/       Average                    Yield/
                               Balance        Interest      Cost        Balance       Interest      Cost
                            ------------    -----------   ------     ------------   -----------   ------

Interest-earning assets:
Loans receivable, net (1)...$    860,146    $    49,816     7.72%    $    838,786   $    47,068     7.48%
Investment securities.......     203,324          9,550     6.26%         202,860         9,523     6.26%
FHLB stock (2)..............      17,297          1,172     9.03%          16,600           516     4.14%
Interest-earning deposits...       2,157            102     6.31%             878            34     5.16%
                            ------------    -----------   ------     ------------   -----------   ------
Total interest-earning
 assets ...................    1,082,924         60,640     7.47%       1,059,124        57,141     7.19%
Non-interest earning
 assets ...................       48,405                                   46,715
                            ------------                             ------------
 Total assets ............. $  1,131,329                             $  1,105,839
                            ============                             ============
Interest-bearing liabilities:
Savings accounts...........       92,928          2,418     3.47%          84,773         1,772     2.77%
Demand and NOW accounts ...      151,473          2,779     2.45%         149,857         3,024     2.68%
Certificates of deposit....      456,881         20,688     6.04%         451,974        17,599     5.17%
                            ------------    -----------   ------     ------------   -----------   ------
Total Deposits ............      701,282         25,885     4.93%         686,604        22,395     4.33%

FHLB advances..............      307,932         15,013     6.51%         306,141        12,878     5.58%
Other borrowings...........        3,152            192     8.13%           1,575            97     8.17%
                            ------------    -----------   ------     ------------   -----------   ------
Total borrowings...........      311,084         15,205     6.52%         307,716        12,975     5.60%
                            ------------    -----------   ------     ------------   -----------   ------
Total interest-bearing
 liabilities...............    1,012,366         41,090     5.42%         994,320        35,370     4.72%
Non-interest-bearing
 liabilities...............       30,536                                   25,010
                            ------------                             ------------
Total liabilities .........    1,042,902                                1,019,330
Stockholders' equity.......       88,427                                   86,509
                            ------------                             ------------
Total liabilities and
 stockholders' equity...... $  1,131,329                             $  1,105,839
                            ============   ------------              ============   -----------
Net interest income........                $     19,550                             $    21,771
                                           ============                             ===========
Interest rate spread (3)...                                 2.05%                                 2.47%
Net interest margin (4)....                                 2.41%                                 2.74%
Ratio of average interest-
 earning assets to average
 interest-bearing
 liabilities ..............                               106.97%                               106.52%
Return on average assets...                                 0.72%                                 0.61%
Return of average equity ..                                 9.21%                                 7.77%

(1)    Includes loans held for sale, net
(2)    Includes accruals of FHLB dividends in fiscal 2001 ($271,000) which was not recognized in the prior year until received
(3)    Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities
(4)    Represents net interest income before provision for loan and lease losses as a percentage of average interest-earning assets

                                                                14

The following table provides the rate/volume variances for the quarter and nine months ended March 31, 2001 and 2000 respectively:

Rate/Volume Variance
(dollars in thousands)

                                           Quarter Ended March 31, 2001
                                     Compared to Quarter Ended March 31, 2000
                                           Increase (Decrease) Due to
-----------------------------------------------------------------------------
                                                            Rate/
                                       Rate     Volume     Volume      Net
                                    --------  --------    -------   --------

Interest income:
  Loans receivable (1)..............$    523  $ (1,069)   $   (32)  $   (578)
  Investment securities.............      16         6          -         22
  FHLB stock........................     100       (47)       (20)        33
  Interest-bearing deposits.........       4        12          2         18
                                    --------  --------    -------   --------
Total net change in income
  on interest-earning assets........     643    (1,098)       (50)      (505)
Interest-bearing liabilities:
  Savings accounts..................     124       117         24        265
  Demand and NOW accounts...........     (49)       (1)         -        (50)
  Certificates of deposit...........     859      (104)       (15)       740
  FHLB advances.....................     447    (1,073)       (97)      (723)
  Other borrowings..................       -       (11)         -        (11)
                                    --------  --------    -------   --------
Total net change in expense on
 interest-bearing liabilities ......   1,381    (1,072)       (88)       221
                                    --------  --------    -------   --------
Net change in net interest
 (loss) income......................$   (738) $    (26)   $    38   $   (726)
                                    ========  ========    =======   ========

(1) Includes loans held for sale. For purposes of calculating volume, rate and rate/volume variances, non accrual loans were included in the weighted average balance outstanding.

                                        Nine Months Ended March 31, 2001
                                 Compared to Nine Months Ended March 31, 2000
                                            Increase (Decrease) Due to
-----------------------------------------------------------------------------
                                                            Rate/
                                       Rate     Volume     Volume      Net
                                    --------  --------    -------   --------
Interest income:
  Loans receivable (1)..............$  1,511  $  1,199    $    38   $  2,748
  Investment securities ............       5        22          -         27
  FHLB stock........................     608        22         26        656
  Interest-bearing deposits.........       7        50         11         68
                                    --------  --------    -------   --------
Total net change in income
  on interest-earning assets........   2,131     1,293         75      3,499
Interest-bearing liabilities:
  Savings accounts .................     433       170         43        646
  Demand and NOW accounts...........    (274)       32         (3)      (245)
  Certificates of deposit...........   2,867       190         32      3,089
  FHLB advances.....................   1,593       476         66      2,135
  Other borrowings..................      (1)       97         (1)        95
                                    --------  --------    -------   --------
Total net change in expense on
  interest-bearing liabilities......   4,618       965        137      5,720
                                    --------  --------    -------   --------
Net change in net interest
  (loss) income.....................$ (2,487)  $   328    $   (62)  $ (2,221)
                                    ========  ========    =======   ========

(1) Includes loans held for sale. For purposes of calculating volume, rate and rate/volume variances, non accrual loans Were included in the weighted average balance outstanding.

Provision for Loan and Lease Losses. No loan and lease loss provisions were added during the third quarter of fiscal 2001 as compared to $175,000 during the same period of fiscal 2000. The allowance for loan and lease losses was $6.7 million at March 31, 2001 as compared to $6.9 million for the same period in 2000. The allowance as a percent of gross loans held for investment at March 31, 2001 was 0.86 percent as compared to 0.81 percent at March 31, 2000.

The allowance for loan and lease losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan and lease loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans. Provisions for losses are charged against operations on a monthly basis as necessary to maintain the allowance at appropriate levels. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the portfolio. Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan and lease losses. Future adjustments to the allowance for loan and lease losses may be necessary and results of operations could be significantly and adversely affected due to economic, operating, regulatory, and other conditions beyond the control of the Company.

The following table is provided to disclose additional details on the Company's allowance for loan and lease losses and asset quality:

Allowance for Loan and Lease Losses
(dollars in thousands)

                            For the Quarter Ended   For the Nine Months Ended
                                   March 31                March 31
                           -----------------------  ------------------------
                              2001         2000        2001          2000
                           ---------   -----------  ----------    ----------
Allowance at beginning
 of period ............... $   6,823    $    6,727  $    6,850    $    6,727
Provision for loan and
 lease losses  ...........         -           175           -           175
Recoveries:
Mortgage loans:
  One-to-four family .....         -            24           -             -
  Multifamily  ...........         -             -           -             -
  Commercial .............         -             -           -             -
  Construction ...........         -             -           -             -
Consumer loans ...........         -             -           -             -
Commercial business
 lending .................         -             -           -             -
                           ---------   -----------  ----------    ----------

  Total recoveries........         -             -          24             -

Charge-offs:
Mortgage loans:
  One-to-four family .....      (106)            -        (155)            -
  Multifamily  ...........         -            (5)          -            (5)
  Commercial .............         -             -           -             -
  Construction ...........         -             -           -             -
Consumer loans ...........        (1)            -          (3)            -
Commercial business
 lending..................         -            (5)          -            (5)
                           ---------   -----------  ----------    ----------
  Total charge-offs ......      (107)          (10)       (158)          (10)
                           ---------   -----------  ----------    ----------
  Net (charge-offs)
   recoveries.............      (107)          (10)       (134)          (10)
                           ---------   -----------  ----------    ----------
    Balance at end of
     period............... $   6,716   $     6,892  $    6,716    $    6,892
                           =========   ===========  ==========    ==========
Allowance for loan and
  lease losses as a per-
  centage of gross loans
  held for investment.....      0.86%         0.81%       0.86%        0.81%

Net charge-offs as a per-
  centage of average loans
  outstanding during the
  period..................      0.05%            -        0.02%           -

Allowance for loan and
  lease losses as a per-
  centage of non-performing
  loans at the end of
  the period..............    332.31%       357.47%     332.31%      357.47%

Asset Quality. The following table is provided to disclose additional details on asset quality (dollars in thousands):

                                                 At March 31,    At March 31,
                                                    2001             2000
                                                 -----------     -----------
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One-to-four family...........................  $   1,628       $   1,759
  Multi-family.................................          -               -
  Commercial...................................        302              63
  Construction.................................          -               -
Consumer loans.................................         91             104
Commercial business lending ...................          -               -
Other loans....................................          -               -
                                                 -----------     -----------
  Total........................................      2,021           1,926

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
  One-to-four family ..........................          -               -
  Multifamily..................................          -               -
  Commercial...................................          -               -
  Construction.................................          -               -
Consumer loans ................................          -               -
Commercial business lending....................          -               -
Other loans....................................          -               -
                                                 -----------     -----------
  Total........................................          -               -

Total of non-accrual and 90 days
  past due loans...............................      2,021           1,926

Real estate owned..............................      1,075           1,734
                                                 -----------     -----------
Total non-performing assets ...................  $   3,096       $   3,660
                                                 ===========     ===========
Restructured loans.............................  $   1,467       $   1,487

Non-accrual and 90 days or more past due loans
  as a percentage of loans held for
  investment, net..............................       0.26%           0.23%

Non-accrual and 90 days or more past due loans
  as a percentage of total assets..............       0.17%           0.17%

Non-performing assets as a percentage of
  total assets ................................       0.27%           0.31%

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

Non-Interest Income. Non-interest income increased by $1.7 million, or 109 percent, to $3.3 million during the quarter ended March 31, 2001 from $1.6 million during the same period in 2000. The increase in non-interest income was primarily attributable to an increase in gains from the sale of loans.

The gain on sale of loans increased by $1.7 million, or 619 percent, to $1.9 million for the quarter ended March 31, 2001 from $268,000 during the same quarter in 2000. This increase was primarily due to a higher volume of loans originated for sale and higher loan sale margins in the third quarter of fiscal 2001 compared to the same quarter of fiscal 2000. Total loans originated for sale during the third quarter of fiscal 2001 increased by $125.9 million, or 136 percent, to $218.0 million as compared to $92.1 million in the same period in fiscal 2000. The increase of the loans originated for sale was a result of recent declines in mortgage rates which sparked the refinance market which began in January 2001. The average loan sale margin during the third quarter of fiscal 2001 was approximately 0.88 percent as compared to 0.29 percent during the same period of fiscal 2000. The gain on sale of loans in the third quarter of fiscal 2000 was affected by the sale of portfolio first trust deed loans as part of the interest rate risk mitigation action taken by Management. The estimated loss from this action was approximately $500,000, which accounted for approximately 0.54 percent of the
0.59 percent difference between the current quarter's loan sale margin in comparison to the same period last year.

For the nine months ended March 31, 2001, non-interest income increased by $3.5 million, or 63 percent, to $9.2 million from $5.6 million during the same period in 2000. The increase in non-interest income was primarily attributable to an increase in the gains on sale of loans and the gains on sale of investment securities.

Non-Interest Expenses. Non-interest expense decreased by $91,000 to $5.9 million during the quarter ended March 31, 2001 from $6.0 million in the same period in 2000. This decrease was primarily attributable to a decrease in premises and occupancy expense resulting from mortgage lending offices which were closed, sold or consolidated during the first quarter and a decrease in equipment expenses associated with lower equipment depreciation expense. These cost savings were partially offset by an increase in salaries and benefits. Non-interest expenses as a percentage of average assets increased to 2.09 percent during the third quarter of fiscal 2001 from 2.03 percent during the same period of fiscal 2000.

For the nine months ended March 31, 2001, non-interest expense decreased by $280,000 to $18.3 million from $18.5 million during the same period last year. This decrease was mainly due to the decrease of premises and occupancy, equipment, professional and marketing expenses. These cost savings were partially offset by an increase in salary and employee benefits and other operation and administrative costs. Non-interest expense as a percentage of average assets improved to 2.15 percent during the nine months of fiscal 2001 from 2.23 percent during the same period of fiscal 2000.

Income taxes. Income tax expense was $1.6 million for the quarter ended March 31, 2001 as compared to $1.1 million during the same period in 2000. The effective tax rate for the third quarter ended March 31, 2001 and 2000 was 41 percent and 42 percent, respectively.

For the nine months ended March 31, 2001, income tax expense was $4.4 million as compared to $3.7 million during the same period in 2000. The effective tax rate for the nine months ended March 31, 2001 and 2000 was 42 percent.

The following table is provided to disclose additional details related to the volume of loans originated, purchased and sold:

Loan Volume Activities
(dollars in thousands)

                                    For the                   For the
                                 Quarter Ended           Nine Months Ended
                                    March 31,                 March 31,
                             ----------------------  -----------------------
                               2001         2000         2001        2000
                             ---------   ----------  ----------   ----------

Loans originated for sale:
  Retail originations ...... $  81,794   $   49,874  $  200,495   $  173,590
  Wholesale originations....   136,168       42,238     257,712      119,548
                             ---------   ----------  ----------   ----------
  Total loans originated
    for sale................   217,962       92,112     458,207      293,138

Loans sold:
  Servicing released........   145,141      130,656     376,575      280,035
  Servicing retained........         -            -           -        1,275
                             ---------   ----------  ----------   ----------

  Total loans sold..........   145,141      130,656     376,575      281,310

Loans originated for portfolio:
 Mortgage loans:
  One-to-four family........         -       17,947           -      193,873
  Multifamily ..............         -            -           -        2,100
  Commercial................         -          450       1,250        3,063
  Construction loans........    13,070       11,477      35,367       38,292
 Consumer ..................       120        4,791         120       13,209
 Commercial business
  lending...................     2,977          624       5,036        6,441
 Other loans................       205          203         205          875
                             ---------   ----------  ----------   ----------
  Total loans originated for
    portfolio...............    16,372       35,492      41,978      257,853

Loans purchased for portfolio:
 Mortgage loans:
  Multifamily ..............     3,212            -       3,212            -
  Commercial ...............     1,825          789       5,315        5,914
  Construction loans .......    10,520          703      11,755          703
                             ---------   ----------  ----------   ----------

  Total loans purchased.....    15,557        1,492      20,282        6,617

Mortgage loan principal
 repayments ................    50,942       22,663     122,500       95,618

Real estate acquired in
  settlement of loans ......       982          111       1,726        1,144

(Decrease) increase in
 other items, net(1)........    (7,069)       3,271      (6,775)       5,597
                             ---------   ----------  ----------   ----------
Net increase (decrease) in
  loans receivable, net..... $  45,757   $  (21,063) $   12,891   $  185,133
                             =========   ==========  ==========   ==========
(1) Includes changes in loans in process, discounts, deferred fees and costs and loan and lease loss reserves.

Liquidity and Capital Resources. The Company's primary sources of funding include deposits, proceeds from loan principal and interest payments, sales of loans, the maturity of and interest income on investment securities, and FHLB advances. The Savings Bank has a credit line available with the FHLB of San Francisco equal to 40 percent of total assets, which, on March 31, 2001 permitted additional advances of $137.0 million, in addition to having unsecured lines of $75 million with its correspondent banks. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

By regulation, the Savings Bank must maintain minimum liquidity equal to 4 percent of deposits and short-term borrowings. Liquidity is measured by cash and readily marketable securities which are not committed, pledged, or required as collateral for specific liabilities. The Savings Bank's average liquidity ratios for the third quarter of fiscal 2001 and 2000 were 21 percent and 9 percent, respectively. The substantial improvement of the Savings Bank's quarterly average liquidity was attributable mainly to an adjustment made in the calculation on the unused portion of the pledged investment securities.

The Savings Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet certain specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. The Savings Bank's actual and required capital amounts and ratios as of March 31, 2001 are as follows (dollars in thousands):

                                                  Amount    Percent
                                                 -------    -------
        Tangible capital ...................... $  81,332    7.12%
        Requirement............................    17,144    1.50%
                                                ---------   -----

        Excess over requirement ............... $  64,188    5.62%
                                                =========   =====

        Tier 1 (core) capital ................. $  81,332    7.12%
        Requirement to be "Well Capitalized"... $  57,146    5.00%
                                                ---------   -----
        Excess over requirement................ $  24,186    2.12%
                                                =========   =====

        Total risk-based capital............... $  88,580   14.08%
        Requirement to be "Well Capitalized"...    62,909   10.00%
                                                ---------   -----
        Excess over requirement................ $  25,671    4.08%
                                                =========   =====

        Tier 1 risk-based capital.............. $  81,332   12.93%

        Requirement to be "Well Capitalized"... $  37,745    6.00%
                                                ---------   -----
        Excess over requirement................ $  43,587    6.93%
                                                =========   =====

Supplemental Information

                             March 31, 2001   June 30, 2000   March 31, 2000
                           -----------------  -------------  ----------------

Loans serviced for
 others (in thousands).....  $      223,271     $    261,183   $      286,708

Book value per share ......  $        24.72     $      22.68   $        21.99


                         Forward Looking Statement

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

Item 4.  Submission of Matters to a Vote of Shareholders

Not applicable.


Item 5.  Other Information

The construction of two branches located in Temecula and Corona, California is in progress. The Temecula and Corona branches have been approved by the Office of Thrift Supervision and are projected to open in July 2001. The estimated capital expenditure budget for Temecula (owned facility) and Corona (leased facility) is $1.52 million and $410,000, respectively. The lease commitment for Corona is approximately $318,000 over five years. The estimated break-even period for the branches is thirty months.


Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits:

    None.

b)  Reports on Form 8-K

    Two Form 8-Ks were filed with the Securities and Exchange Commission as follows:

    1) On March 5, 2001: Regarding an increase in size of the Board of Directors from six to seven and its appointment of Mr. Joseph P. Barr as the new board member.
    2) On March 22, 2001: Regarding an authorization of a stock repurchase program, up to 5 percent or approximately 193,000 shares, over a one year period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Provident Financial Holdings, Inc.


May 14, 2001        /s/ Craig G. Blunden
                    -------------------------------------
                    Craig G. Blunden
                    President and Chief Executive Officer
                    (Principal Executive Officer)


May 14, 2001        /s/ Donavon P. Ternes
                    -------------------------------------
                    Donavon P. Ternes
                    Senior Vice President and Chief Financial Officer
                    (Principal Financial and Accounting Officer)