Form 10-K405
period 2001-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2001-09-28
CIK 1010470

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

(Mark one)                           FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-28304

                        PROVIDENT FINANCIAL HOLDINGS, INC.
                        ----------------------------------
              (Exact name of registrant as specified in its charter)

Delaware                                                        33-0704889
--------                                                        ----------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
 or organization)                                               I.D. Number)

3756 Central Avenue, Riverside, California                         92506
------------------------------------------                         -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:         (909) 686-6060
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]      NO [ ] .

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of September 17, 2001, there were issued and outstanding 3,787,409 shares of the Registrant's Common Stock. The Registrant's voting stock is listed on the Nasdaq National Market under the symbol "PROV." The aggregate market value of the voting stock held by non affiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on September 17, 2001, was $80,561,599.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the fiscal 2001 Annual Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III.

                           PROVIDENT FINANCIAL HOLDINGS, INC.
                                   Table of Contents

                                                                          Page
PART I                                                                    ----
  Item  1. Business ....................................................     1
     General ...........................................................     1
     Recent Developments ...............................................     1
     Market Area  ......................................................     1
  Item  2. Properties ..................................................    35
  Item  3. Legal Proceedings ...........................................    35
  Item  4. Submission of Matters to a Vote of Security Holders .........    35

PART II
  Item  5. Market for the Registrant's Common Equity and Related
           Stockholders Matters ........................................    36
  Item  6. Selected Financial Data  ....................................    36
  Item  7. Management Discussion and Analysis of Financial Condition and
           Results of Operations .......................................    36
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk ..    41
  Item  8. Financial Statements and Supplementary Data .................    47
  Item  9. Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure ....................................    47

PART III
  Item 10. Directors and Executive Officers of the Registrant ..........    47
  Item 11. Executive Compensation ......................................    49
  Item 12. Security Ownership of Certain Beneficial Owners and Management   49
  Item 13. Certain Relationships and Related Transactions ..............    49

PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K ....................................................    49

Signatures .............................................................    50

                                      PART I
Item 1.  Business
-----------------
General

Provident Financial Holdings, Inc. ("Provident Financial" or the "Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At June 30, 2001, the Corporation had total assets of $1.1 billion, total deposits of $730.0 million and stockholders' equity of $97.3 million. Provident Financial has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiaries.

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

The Savings Bank is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Savings Bank conducts its business operations as Provident Bank, Provident Bank Mortgage and through its subsidiary, Provident Financial Corporation. The business activities of the Corporation consist of community banking, mortgage banking, investment services and real estate operations.

The Savings Bank operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in one- to four-family mortgage loans and, to a lesser extent, in multi-family, commercial real estate, construction, commercial business, consumer and other loans. Mortgage banking activities consist of the origination and sale of mortgage loans secured by one- to four-family residences and consumer loans. Through its subsidiary, the Savings Bank offers investment services and conducts real estate operations. The Savings Bank's revenues are derived principally from interest on its loan and investment portfolios and fees generated through its banking activities and its mortgage banking activities.

Recent Developments

The Savings Bank opened two branch offices located in Temecula and Corona, California in August 2001. These new branches serve two of the fastest growing communities within Riverside County, California. The total capital expenditure for Temecula (owned facility) and Corona (leased facility) is approximately $1.52 million and $410,000, respectively. The lease commitment for Corona is approximately $318,000 over five years. The Savings Bank has the right to extend the lease term for up to 15 years by exercising three, five-year, renewal options. The estimated break-even period for the branches is thirty months.

Market Area

The Savings Bank is headquartered in Riverside, California and operates eleven additional full-service offices in Riverside County and one office in San Bernardino County. Management considers Riverside and Western San Bernardino Counties to be the Savings Bank's primary market for deposits. Through the operations of Provident Bank Mortgage ("PBM"), the Savings Bank has expanded its retail lending market to include a larger portion of Southern California. Currently, there are five stand alone PBM loan production offices located in Los Angeles, Riverside and San Bernardino counties. PBM's loan production offices include a wholesale loan department through which the Savings Bank maintains a network of loan correspondents. Most of the Savings Bank's business is conducted in the communities surrounding its full-service branches and loan production offices.

The large geographic area encompassing Riverside and San Bernardino Counties is referred to as the "Inland Empire." According to 2000 Census Bureau population statistics, Riverside and San Bernardino Counties have the sixth and fifth largest county populations in California, respectively. The Savings Bank's market area consists primarily of suburban and urban communities. Western Riverside and San Bernardino Counties are relatively densely populated and are within the greater Los Angeles metropolitan area. Southern California's economic growth has transformed the economy from one with a large segment in the aerospace and other defense-related industries, to a more diverse economy with service companies, including financial services, along with technology and other industries. For the past several years, the Inland Empire has enjoyed recent economic strength which has resulted in a significant improvement in real estate property values. The recent downturn in the national economy has had the effect of slowing the economy in the Inland Empire but has not resulted in the downturn seen in many parts of the country. The unemployment rate in the Inland Empire in June 2001 was at 5.1%, compared to 4.9% in California and 4.5% nationwide. However, in late 2000 and early 2001, many large national corporations began announcing the largest layoffs in several years. In addition, many local technology companies were shutting down due to a combination of weak (or negative) earnings and a lack of access to additional capital. While demand for labor generally remained favorable in the Savings Bank's market area, these recent trends present the potential for a slowing economy during the remainder of 2001.

The Corporation's local market areas were also affected in early 2001 by the California energy crisis. The uncertain supply of electricity and higher cost of electricity and natural gas affected both businesses and consumers. Businesses that are relatively energy intensive were adversely affected by higher energy prices combined with a limited ability to increase product prices to reflect greater costs. Consumers experiencing higher energy bills had less disposable income to spend in the local economy. While the State of California government is working to address the energy crisis, management is unable to predict what, if any, resolution may ultimately be reached.

The Corporation has taken steps to reduce its energy consumption, including a reduction in exterior lighting and electric signage, reduced interior lighting in certain areas, and proactive efforts to power off inactive computers and other machines. The Corporation maintains an emergency generator at its administrative headquarters designed to keep the Savings Bank's computer network operational in the event of a power reduction or outage.

Competition

The Savings Bank faces significant competition in its market area in both originating real estate loans and attracting deposits. The rapid population growth in Riverside County has attracted numerous financial institutions to the Savings Bank's market area. The Savings Bank's primary competitors are large regional and super-regional commercial banks as well as other community-oriented banks and savings institutions. The Savings Bank also faces competition from credit unions and a large number of mortgage companies that operate within its market area. Many of these institutions are significantly larger than the Savings Bank and therefore have greater financial and marketing resources than the Savings Bank. The Savings Bank's mortgage banking operations also face strong competition from other mortgage bankers and brokers as well as other financial institutions. Such competition may limit the Savings Bank's growth and profitability in the future.

Personnel

As of June 30, 2001, the Savings Bank had 335 full-time equivalents, which consist of 277 full-time, 80 part-time, and five temporary employees. The employees are not represented by a collective bargaining unit and the Savings Bank believes its relationship with its employees to be good.

Lending Activities

General. The lending activity of the Savings Bank is predominately centered around the origination of conventional, Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgage loans secured by one- to four-family residential properties. The Savings Bank also originates multi-family, commercial real estate, construction, commercial business, consumer and other loans for its portfolio. The Savings Bank's net loans held for investment totaled approximately $697.2 million at June 30, 2001, representing approximately 62.4% of consolidated total assets. This compares to $824.7 million, or 71.9% of consolidated total assets, at June 30, 2000.

Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio at the dates indicated.

                                                     At June 30,
                       --------------------------------------------------------------------------------------
                            2001              2000              1999              1998              1997
                       --------------    --------------    --------------    --------------    --------------
                       Amount Percent    Amount Percent    Amount Percent    Amount Percent    Amount Percent
 ------------------------------------------------------------------------------------------------------------
                                                (Dollars In Thousands)
Mortgage loans:
 One-to four-family..$520,651  71.21%  $651,116  76.23%  $538,915  77.50%  $507,194  80.08%  $402,296  76.41%
 Multi-family .......  37,352   5.11     41,437   4.85     38,663   5.56     46,635   7.36     52,564   9.98
 Commercial .........  48,208   6.59     45,907   5.37     41,845   6.02     42,696   6.74     47,887   9.09
 Construction .......  61,889   8.46     47,011   5.50     23,249   3.34     13,746   2.17      5,778   1.10
 ------------------------------------------------------------------------------------------------------------
Total mortgage loans  668,100  91.37    785,471  91.95    642,672  92.42    610,271  96.35    508,525  96.58

Consumer loans ......  35,881   4.91     47,618   5.58     41,620   5.99     19,824   3.13     16,749   3.18
Commercial business
  loans .............  25,441   3.48     19,721   2.31     10,239   1.47      2,819   0.45        991   0.19
Other loans .........   1,723   0.24      1,402   0.16        822   0.12        422   0.07        289   0.05
 ------------------------------------------------------------------------------------------------------------
Total loans held for
 investments ........ 731,145 100.00%   854,212 100.00%   695,353 100.00%   633,336 100.00%   526,554 100.00%

Undisbursed loan funds 27,917            23,407            19,698             7,320             3,695
Deferred loan(costs)fees  (51)             (813)             (406)             (230)              102
Unearned discount on
 loans purchased ....      20                21                15               (30)              145
Allowance for loan
 losses .............   6,068             6,850             6,702             6,186             5,465
 ------------------------------------------------------------------------------------------------------------
Total loans held for
 investment, net ....$697,191          $824,747          $669,344          $620,090          $517,147
 ------------------------------------------------------------------------------------------------------------
Loans held for sale.. $ 2,175           $ 1,505             $ 601           $ 1,117          $      -
 ------------------------------------------------------------------------------------------------------------




Maturity of Loan Portfolio. The following table sets forth certain information at June 30, 2001, regarding the dollar amount of principal repayments becoming contractually due during the periods indicated for loans held for investment. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments, which significantly shorten the average life of loan portfolios and may cause the Savings Bank's actual repayment experience to differ from that shown below.

                                After     After     After
                                One Year  3 Years   5 Years
                      Within    Through   Through   Through   Beyond
                      One Year  3 Years   5 Years   10 Years  10 Years    Total
 ------------------------------------------------------------------------------
                              (In Thousands)
Mortgage loans:
 One-to four-family ..   $ 78    $ 494    $  443    $10,125   $509,511 $520,651
 Multi-family ........  2,000    6,303     5,668     12,053     11,328   37,352
 Commercial ..........  4,119   20,256     9,760      8,859      5,214   48,208
 Construction ........ 21,946   10,471       364      1,193     27,915   61,889
Consumer loans .......    347      722       422      4,081     30,309   35,881
Commercial business
 loans ............... 15,408    2,621     5,655      1,757         -    25,441
Other loans ..........     56    1,206       461         -          -     1,723
 ------------------------------------------------------------------------------
Total loans held for
 investment ........  $43,954  $42,073   $22,773    $38,068  $584,277  $731,145
 ------------------------------------------------------------------------------


The following table sets forth the dollar amount of all loans held in the Savings Bank's portfolio due after June 30, 2002 which have fixed interest rates and have floating or adjustable interest rates.

                                                        Floating or
                                                        Adjustable
                                        Fixed-Rates     Rates
 ---------------------------------------------------------------------
                       (In Thousands)
Mortgage loans:
   One-to four-family ........           $ 20,121    $ 500,452
   Multi-family ..............                976       34,376
   Commercial.................              2,170       41,919
   Construction ..............              3,809       36,134
Consumer loans ...............             23,245       12,289
Commercial business loans ....              5,008        5,025
Other loans ..................              1,572           95
 ---------------------------------------------------------------------
Total loans held for
 investment ..................            $56,901    $ 630,290
 ---------------------------------------------------------------------


Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing portfolio mortgage loans and, conversely, decrease when rates on existing portfolio mortgage loans are substantially higher than current mortgage loan market rates.

ONE-TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The Savings Bank's predominant lending is the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in the communities where the Savings

Bank has established full service branches and loan production offices. At June 30, 2001, $520.7 million, or 71.2% of the Savings Bank's loan portfolio consisted of permanent loans on one- to four-family residences.

As a result of increases in interest rates during the first half of fiscal year 2001, the Savings Bank took proactive steps to ensure that its capital was not overly exposed to interest rate risk. The Savings Bank implemented several mitigation strategies to improve core capital and reduce exposure to interest rate risk. These strategies included reducing total assets through loan repayments, selling current production of single-family-residential mortgage loans, and extending the maturity of liabilities. The interest rate trend reversed in January 2001 and subsequently the refinance market strengthened as mortgage rates declined during the second half of fiscal 2001.

The Savings Bank intends, subject to market conditions, to change the mix of its balance sheet by decreasing the concentration of single-family residential mortgage loans within its loan portfolio and increasing the origination of commercial business, multi-family residential, commercial real estate, construction and consumer loans. The Savings Bank also intends to decrease the percentage of certificates of deposits in its deposit base and to increase the percentage of core checking and savings deposits. This strategy is intended to improve core revenue through a higher net interest margin.

One- to four-family loans originated for portfolio decreased by $130.5 million while construction, commercial real estate, multi-family residential, consumer and commercial business lending increased by $2.9 million (net of undisbursed loan funds) during fiscal 2001. At June 30, 2001, adjustable-rate loans comprised 87% of the Savings Bank's loan portfolio.

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

The Savings Bank offers adjustable rate mortgage ("ARM") loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Savings Bank meet the underwriting standards of the secondary markets. The Savings Bank offers several ARM products which adjust semi-annually or annually after an initial fixed period ranging from six months to seven years subject to a limitation on the annual increase of 1.0 to 2.0 percentage points and an overall limitation of 3.0 to 6.0 percentage points. The ARM loans in the Savings Bank's portfolio utilize the FHLB eleventh district cost of funds index ("COFI"), the London interbank offered rates index ("LIBOR"), the twelve month average Treasury index ("12 MAT") or the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year ("CMT"), plus a margin of 2.00% to 3.25%. Loans based on the Treasury CMT constitute a majority of the Savings Bank's loan portfolio. Currently, the Savings Bank does not originate COFI indexed loans but emphasizes products based on the one-year CMT and LIBOR, which respond more quickly to immediate changes in interest rates. The majority of the ARM loans in the portfolio, at the present time, have three or five-year fixed periods prior to the first adjustment period. Loans of this type have embedded interest rate risk if market rates should rise during the initial fixed rate period.

As of June 30, 2001, the Savings Bank had $65.4 million in mortgage loans that may be subject to negative amortization. Negative amortization involves a greater risk to the Savings Bank because during a period of high interest rates the loan principal balance may increase above the amount of the original loan up to 115% of the loan amount. However, the Savings Bank believes that the risk of default is reduced by the stability provided by payment schedules and has historically found that its origination of negative amortization loans has not resulted in higher amounts of non-performing loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.
The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a given interest rate and competitive environment.

The retention of ARM loans, rather than fixed loans, in the Savings Bank's loan portfolio helps reduce exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest charges to be paid by the customer due to increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of re-pricing and the increase to the required payment from the borrower. Furthermore, the risk of default may increase because ARM loans originated by the Savings Bank generally provide, as a marketing incentive, for initial rates of interest below rates that would apply if the adjustment index plus the applicable margin were initially used for pricing. Such loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow the Savings Bank to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. In addition, because the COFI is a lagging market index, upward adjustments on these loans may occur more slowly than increases in the Savings Bank's cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these considerations, the Savings Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Savings Bank's cost of funds.

The Savings Bank's present policy generally limits loan amounts to 97% of the appraised value or purchase price of a property, whichever is lower, for conventional loans. Higher loan-to-value ratios are available on certain government-insured programs. The Savings Bank generally requires private mortgage insurance on residential loans with loan-to-value ratios exceeding 80% at the time of origination.

MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LENDING. At June 30, 2001, the loans receivable of the Savings Bank included $37.4 million in multi-family real estate loans and $48.2 million in commercial real estate loans, or 5.1% and 6.6%, respectively, of the Savings Bank's loan portfolio. In line with its strategy to diversify the balance sheet mix, the Savings Bank has made the origination of multi-family and commercial real estate mortgage loans a priority. At June 30, 2001, the Savings Bank had 75 multi-family and 115 commercial real estate loans in its portfolio. The largest of these was a multi-family real estate loan with a balance of $3.0 million, secured by 80 townhomes in Riverside and which was performing in accordance with its terms.

Multi-family real estate loans originated by the Savings Bank are predominately adjustable rate loans with a term to maturity of 15 years based on a 30-year amortization schedule. Commercial real estate loans originated by the Savings Bank are also predominately adjustable rate loans with a term to maturity of ten years based on a 25-year amortization schedule. Rates on multi-family and commercial ARM loans generally adjust monthly, semi-annually or annually at a specific interval over the 12 MAT, subject to annual payment caps and life-of-loan interest rate caps. At June 30, 2001, $26.7 million, or 71.5%, of the Savings Bank's multi-family loans were secured by five to 36 unit projects, of which $12.9 million, or 34.6 %, were located in Riverside or San Bernardino Counties. The Savings Bank's commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, mini warehouses and small retail centers, substantially all of which are located in Southern California. The Savings Bank originates multi-family and commercial real estate loans in amounts ranging from $200,000 to $3.0 million. At June 30, 2001, the Savings Bank had 22 commercial real estate and multi-family loans with principal balances of over $1.0 million that totaled $32.0 million. Independent appraisers, engaged by the Savings Bank, perform appraisals on properties that secure multi-family and commercial real estate loans. Underwriting of multi-family and commercial loans includes a thorough analysis of the cash flows generated by the real estate to support the debt service and the financial resources, experience, and income level of the borrowers.

Multi-family and commercial real estate lending affords the Savings Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. At June 30, 2001, approximately $21.3 million, or 56.9%, of the Savings Bank's multi-family loans and approximately $36.3 million, or 75.2%, of the Savings Bank's commercial real estate loans were secured by properties located in Riverside or San Bernardino County. The decline in real estate values in the early 1990s were more pronounced with respect to multi-family and commercial real estate. Even though the Savings Bank's multi-family and commercial real estate loans are considered by management to be seasoned, and there has been an improvement in the real estate market, there can be no assurance that the current market value of the properties securing these loans equals or exceeds the outstanding loan balance. At June 30, 2001, the Savings Bank had no non-accrual multi-family or commercial real estate loans and no multi-family or commercial real estate loans that were 60 days or more past due. See also "REGULATION -- Federal Regulation of Savings Associations -- Loans to One Borrower."

CONSTRUCTION LENDING. Prompted by improved economic conditions and increased residential housing demand in its primary market area, the Savings Bank actively originates two types of residential construction loans: (i) Short- term construction loans and (ii) Construction/permanent loans. At June 30, 2001, the Savings Bank's construction loans totaled

$61.9 million, or 8.5% of total loans held for investment. This type of loan increased by $14.9 million, or 31.6%, during fiscal 2001, which is in line with the Savings Bank's operational strategy.


The composition of the Savings Bank's construction loan portfolio was as follows:

                                                   At June 30,
                                              2001             2000
                                         --------------   --------------
                                         Amount Percent   Amount Percent
------------------------------------     ------ -------   ------ -------
                                             (Dollars in thousands)
Short-term construction . . . . . . .   $37,752   61%    $12,958   28%
Construction/permanent  . . . . . . .    24,137   39      34,053   72
------------------------------------     ------ -------   ------ -------
                                        $61,889  100%    $47,011  100%
------------------------------------     ------ -------   ------ -------

Short term construction loans include three types of loans: (1) speculative construction, (2) tract construction, and (3) custom construction.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Savings Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant period of time after the completion of construction until the home buyer is identified. Rather than structuring lines of credit to home builders to construct several homes at once, the Savings Bank originates and underwrites a separate loan for each home.

The Savings Bank utilizes speculative construction loans to accommodate certain builders involved in community reinvestment programs. Under a maximum allowable line of credit each property is approved for 75% of the rehabilitated value. The goal under this type of construction is the revitalization of the housing stock in certain targeted areas. The terms for these loans are 12 months, with interest rates above the prime rate. The Savings Bank also makes short-term construction loans to tract builders. These loans are usually financed in phases and may require a certain amount of pre-sales before building may begin. Tract lending may also include the financing of models. The terms for tract loans range from 12 to 18 months with interest rates ranging from 1% to 2% above the prime lending rate.

Unlike speculative construction loans, custom construction loans are also made to home buyers who, at the time of construction, have a signed contract with a contractor and the home buyer has a commitment for permanent financing for the finished home with the Savings Bank or another lender. Custom construction loans are generally originated for a term of 12 months, with fixed interest rates at the prime lending rate and with loan-to-value ratios of up to 80% of the appraised value of the completed property.

Construction/permanent loans are originated to the home owner rather than the home builder. When the construction portion of the loan is complete, the loan automatically rolls into the permanent phase. The construction phase of a construction/permanent loan generally lasts 9 to 12 months and the interest rate charged is generally fixed at prime or above and with a loan-to-value ratio of up to 80% of the appraised value of the completed property. The interest rate charged on the construction portion is 0.25% to 1.25% higher than a rate offered for a mortgage loan as protection against the performance risk during the construction period.

The Savings Bank also provides construction financing for non-residential properties (i.e. construction multi-family and construction commercial). The Savings Bank has increased its commercial lending resources with the intent of increasing the amount of commercial real estate loan balances such as construction commercial and construction multi-family loans.

Members of the Savings Bank's Loan Committee approve all construction loans. Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Savings Bank reviews the existing or proposed improvements, identifies the market for the proposed project, and analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, the Savings Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Savings Bank requires that the borrower increase the loan amount or deposit their own funds into a loans-in-process account and the Savings Bank disburses additional loan proceeds consistent with the original loan-to-value ratio.

The construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses. Disbursements are based on periodic on-site inspections by independent fee inspectors and Savings Bank personnel. At inception, the Savings Bank also requires borrowers to deposit funds to the loans-in-process account covering the difference between the actual cost of construction and the loan amount. The Savings Bank regularly monitors the construction loan portfolio and the economic conditions and housing inventory. The Savings Bank's property inspector performs periodic property inspections. The Savings Bank believes that the internal monitoring system helps reduce many of the risks inherent in its construction lending.

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


CONSUMER AND OTHER LENDING. At June 30, 2001, the Savings Bank's consumer loans totaled approximately $35.9 million, or 4.9%, of the Savings Bank's total loans. The Savings Bank has emphasized the origination of consumer loans, and, in particular, home equity lines of credit and equity loans due to higher yields than residential mortgage loans. The decrease in consumer loans was due mainly to loan payoffs resulting from a strong refinance market which started in January 2001 as interest rates declined. The Savings Bank anticipates that it will continue to be an active originator of home equity loans, subject to market conditions. At June 30, 2001, home equity loans amounted to $33.9 million, or 94.4% of total consumer loans.

The Savings Bank offers open-ended lines of credit on either a secured or unsecured basis. Secured lines of credit are generally secured by a second mortgage on the borrower's primary residence. Secured lines of credit have an interest rate that is one to two percentage points above the prime lending rate, as published in The Wall Street Journal, while the rate on overdraft lines of credit is ten percentage points above this prime lending rate. In addition, the Savings Bank offers savings lines of credit which have an interest rate that is four percentage points above the FHLB eleventh district cost of funds. In all cases, the rate adjusts monthly.

The Savings Bank offers closed-end, fixed-rate home equity loans that are secured by the borrower's primary residence. Loans normally do not exceed 100% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 15 years requiring monthly payments of principal and interest.

Consumer loans potentially have a greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At June 30, 2001, the Savings Bank had $24,000 in consumer loans accounted for on a non-accrual basis.

COMMERCIAL BUSINESS LENDING. The Savings Bank has a business banking department that primarily serves businesses located within the Inland Empire. Commercial business loans allow the Savings Bank to diversify its lending and increase the average portfolio yield. As of June 30, 2001, commercial business loans totaled $25.4 million, or 3.5% of total loans held for investment. These loans represent unsecured lines of credit and term loans secured by business property. The Savings Bank is actively seeking to expand its business banking activities.

The Savings Bank has been able to increase the balance of outstanding commercial business loans and commitments due to the strong local economy, and the consolidation of some local competitors offering commercial loans. The Savings Bank has also hired several experienced commercial bankers from competitors in the local market. Commercial business loans are generally made to customers who are well known to the Savings Bank and are generally secured by business equipment or other property. Lines of credit are made at variable rates of interest equal to a negotiated margin above the prime rate and term loans are at a fixed rate. The Savings Bank also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements. The Savings Bank's commercial loans may be structured as term loans or as lines of credit. Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually approved with a term of one year or less.

Commercial business lending involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and often times an insufficient source of repayment. At June 30, 2001, the Savings Bank had two commercial business loans accounted for on a non-accrual basis in the amount of $285,000.


MORTGAGE BANKING ACTIVITIES

GENERAL. The Savings Bank focuses its mortgage banking lending activities to mortgage loans on one- to four-family properties and consumer loans. Mortgage banking involves the origination and sale of mortgage and consumer loans for the purpose of generating income on the sale of loans and fee income on the origination of loans, in addition to loan interest income. Given current pricing in the mortgage markets, the Savings Bank generally sells all of its loans on a servicing-released basis to cover the cost of loan origination. Generally, the level of loan sale activity and, therefore, its contribution to the Savings Bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the amount of loans originated by the Savings Bank and, thus, the amount of loan sales, net interest income and loan fees earned.

LOAN SOLICITATION AND PROCESSING. The Savings Bank's mortgage banking operations combine both wholesale and retail loan originations. The Savings Bank's wholesale loan production operation utilizes a network of approximately 800 loan correspondents approved by the Savings Bank who originate and submit loans at a mark-up over the Savings Bank's daily published price. Wholesale loan originations accounted for 59.8% of loans originated for sale during the year ended June 30, 2001. The Savings Bank maintains a regional wholesale lending office in Rancho Cucamonga, California.

The Savings Bank's retail loan production operations utilize loan officers and processors employed by the Provident Bank Mortgage division of the Savings Bank. The Savings Bank's loan agents generate retail loan originations through referrals from realtors, builders and customers. As of June 30, 2001, Provident Bank Mortgage operated two offices within the Savings Bank's facilities located in Riverside and Rancho Mirage and five separate loan production offices located in Rancho Cucamonga, Glendora, Riverside, Hacienda Heights and Torrance in Southern California. Generally, the cost of originations from retail operations exceeds the cost of wholesale operations due to the burden of additional employees and greater overhead costs. However, the revenue per mortgage for retail originations is generally higher since the origination fees are retained by the Savings Bank. Because wholesale loan production tends to decrease more dramatically than retail loan production during periods of higher interest rates, the Savings Bank is seeking to originate a greater proportion of its loans through its retail operations. Further, the Savings Bank believes that it is better able to attract repeat business and cross-sell other banking services to borrowers from its retail loan production operations.

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

LOAN COMMITMENTS AND RATE LOCKS. The Savings Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing with specified terms and conditions. Interest rate locks are generally offered to prospective borrowers for up to a 60-day period. The borrower may lock in the rate at any time from application until the time they wish to close the loan. Occasionally, borrowers obtaining financing on new home developments are offered rate locks up to 120 days from application. The Savings Bank had outstanding commitments to originate loans totaling $60.8 million at June 30, 2001. See Note 15 of Notes to Consolidated Financial Statements contained in Item 8 hereof. When the Savings Bank commits to a borrower to lock in an interest rate there is the risk to the Savings Bank that a rise in market interest rates will reduce the value of the mortgage before it can be closed and sold. To control the interest rate risk caused by mortgage banking activities, the Savings Bank uses forward sales agreements and over-the-counter put options related to mortgage-backed securities as a hedge. See "-Provident Bank Mortgage Activities -- Hedging Activities."

LOAN ORIGINATION AND OTHER FEES. The Savings Bank generally receives origination points and loan fees. Origination points are a percentage of the principal amount of the mortgage loan which is charged to a borrower for funding a loan. The amount of points charged by the Savings Bank is generally 1% to 2%. Current accounting standards require points and fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment or sale. The Savings Bank had $1.7 million of net deferred mortgage loan costs at June 30, 2001.

LOAN ORIGINATIONS, SALES AND PURCHASES. The Savings Bank's mortgage originations include loans insured by the FHA and VA, as well as conventional loans. Except for loans originated for the Savings Bank's portfolio, loans originated through the mortgage banking operations are originated for eventual sale into the secondary market. As such, these loans must meet the origination and underwriting criteria established by the final investors. The Savings Bank sells a large percentage of the mortgage loans that it originates as whole loans to private investors. The Savings Bank also sells conventional whole loans to FNMA and FHLMC through their purchase programs. Conventional mortgage loans originated by the Savings Bank that do not meet FNMA or FHLMC guidelines may be sold to private institutional investors. See "Mortgage Banking Activities -- Hedging Activities."

The following table shows the Savings Bank's loan originations, repurchases, sales and principal repayments during the periods indicated.

                                                  Year Ended June 30,
                                        ---------------------------------------
                                              2001       2000       1999
-------------------------------------------------------------------------------
                                                 (In Thousands)
Loans originated for sale:
  Retail originations ..............      $310,196   $174,331   $262,656
  Wholesale originations ...........       461,863    232,890    350,882
-------------------------------------------------------------------------------
 Total loans originated for sale....       772,059    407,221    613,538

Loans sold and settled:
  Servicing released ...............       678,443    388,583    648,141
  Servicing retained ...............             -      1,275      1,568
-------------------------------------------------------------------------------
 Total loans sold ..................       678,443    389,858    649,709

Loans originated for portfolio:
  Mortgage loans:
   One-to-four family ..............         1,796    194,213    183,961
   Multi-family ....................             -      3,100          -
   Commercial ......................         2,787      3,812      4,168
   Construction loans ..............        47,715     51,096     32,656
   Consumer ........................           172     15,672     30,574
   Commercial business lending .....         7,704      7,288     12,033
   Other loans .....................         1,202      1,093        628
-------------------------------------------------------------------------------
 Total loans originated for portfolio       61,376    276,274    264,020

Loans purchased:
  Mortgage loans:
   One-to-four family ..............            -         703        425
   Multi-family ....................         3,212         -          -
   Commercial ......................         5,675      5,915      1,010
   Construction loans ..............        20,289         -          -
   Other loans .....................           433         -          -
-------------------------------------------------------------------------------
 Total loans purchased .............        29,609      6,618      1,435

Mortgage loan principal repayments..       220,150    125,188    195,637
Real estate acquired in settlement
 of loans ..........................         1,044      1,144      1,775
(Increase)decrease in receivable from
  sale of loans ....................       (85,804)   (14,160)    29,629
Decrease in other items, net (1) ...         4,489      3,456     12,763
-------------------------------------------------------------------------------
Net (decrease) increase in loans receivable,
net ................................     $(126,886)  $156,307    $48,738
-------------------------------------------------------------------------------

 (1) Includes net changes in undisbursed loan funds, deferred loan fees or costs, discounts on loans and loss reserves.

Mortgage loans sold to FHLMC and FNMA are sold on a non-recourse basis whereby foreclosure losses are generally the responsibility of the purchasing agency and not the Savings Bank, except in the case of VA loans used to form Government National Mortgage Association ("GNMA") pools, which are subject to limitations on the VA's loan guarantees. Mortgage loans sold to private investors generally are sold without recourse other than normal representations and warranties.

Occasionally, the Savings Bank is required to repurchase loans sold to FHLMC, FNMA or private investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in a loan committed fraud. Such loans must be repurchased even though they may be performing. During the year ended June 30,

2001, the Savings Bank repurchased $757,000 of single-family mortgage loans as compared to $408,000 in fiscal 2000 and $110,000 in fiscal 1999.

LOAN SERVICING. The Savings Bank receives fees from a variety of institutional mortgage owners in return for performing the traditional services of collecting individual payments. At June 30, 2001, the Savings Bank was servicing $203.8 million of loans for others. The Savings Bank's loan servicing portfolio has decreased in recent years primarily because the Savings Bank has sold a larger portion of its loans on a servicing-released basis. So long as the Savings Bank continues to sell most mortgage loans with servicing released, the size of the mortgage servicing portfolio is expected to decrease. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Savings Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the loan sale agreement for that mortgage.

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

Under forward sales agreements, usually with FNMA, FHLMC or private investors, the Savings Bank is obligated to sell certain dollar amounts of mortgage loans that meet certain underwriting and legal criteria under specific terms before the expiration of the commitment period. These terms include the minimum maturity of loans, the yield to the purchaser, the servicing spread to the Savings Bank (if servicing is retained) and the maximum principal amount of the individual loans. Forward sales of mortgages in the pipeline protect the price of currently processed loans from interest rate fluctuations that may occur from the time the interest rate of the loan is fixed to the time of the sale. The amount of and delivery date of the forward sales commitments is based upon management's estimates as to the volume of loans that will close and the length of the origination commitment. Forward sales do not provide complete interest-rate protection, however, because of the possibility of fallout (i.e., the failure to close) during the origination process. Differences between volume and timing of actual loan originations and management's estimates can expose the Savings Bank to significant losses. If the Savings Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Savings Bank may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices. Similarly, if the Savings Bank has too many loans to deliver, the Savings Bank must sell additional cash forward commitments at current market prices. Generally, the Savings Bank seeks to maintain forward sales agreements equal to the closed loans held in inventory plus a portion of the loans the Savings Bank has rate locked and/or committed to close where the interest rate is fixed and which are projected to close. The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Savings Bank. To the extent that this strategy is not effective, the Savings Bank could have mark-to-market losses in its loans held for sale portfolio. For the year ended June 30, 2001, the Savings Bank had gains of $437,000 attributable to the SFAS 133 mark-to-market adjustments. At June 30, 2001, the Savings Bank had outstanding commitments to sell loans totaling $60.3 million and commitments to originate loans totaling $60.8 million. See Note 15 of the Notes to Consolidated Financial Statements.

In order to reduce the interest rate risk associated with commitments to originate loans that are in excess of forward sales commitments, the Savings Bank purchases over-the-counter put or call options on treasury bonds and mortgage-backed securities. At June 30, 2001, the Savings Bank had $5.0 million put-option coverage outstanding.

The above activities are managed continually as markets change, however, there can be no assurance that the Savings Bank will be successful in its effort to eliminate the risk of interest rate fluctuations between the time origination commitments are issued and the ultimate sale of the loan. The Savings Bank employs a risk management firm to conduct daily analysis, report the Savings Bank's interest rate risk position with respect to its loan origination and sale activities and to advise the Savings Bank on interest rate movements and interest rate risk management strategies. The Savings Bank's hedging activities are conducted in accordance with a written policy that has been approved by the Savings Bank's Board of Directors that covers objectives, functions, instruments to be used, monitoring and internal controls. The Savings Bank does not enter into option positions for trading or speculative purposes and does not enter into options that could generate a financial obligation beyond the initial premium paid.


DELINQUENCIES AND CLASSIFIED ASSETS

DELINQUENT LOANS. When a mortgage loan borrower fails to make a required payment when due, the Savings Bank institutes collection procedures. If the Savings Bank is unsuccessful at curing a delinquency, a property inspection is performed between the 45th day and 60th day of delinquency. In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency, or sooner if the borrower is chronically delinquent, and all reasonable means of obtaining the payment have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated. Interest income on loans is reduced by the full amount of accrued and uncollected interest.

The following table sets forth delinquencies in the Savings Bank's loan portfolio as of the dates indicated.

                                                                 At June 30,
                     -----------------------------------------------------------------------------------------------------
                                   2001                              2000                              1999
                     -----------------------------------------------------------------------------------------------------
                       60 - 89 Days    90 Days or More   60 - 89 Days    90 Days or More  60 - 89 Days     90 Days or More
                     ---------------- ---------------- ---------------- ---------------- ----------------  ---------------
                     Number Principal Number Principal Number Principal Number Principal Number Principal Number Principal
                      of    Balance    of    Balance    of    Balance    of    Balance    of    Balance    of    Balance
                     Loans  of Loans  Loans  of Loans  Loans  of Loans  Loans  of Loans  Loans  of Loans  Loans  of Loans
--------------------------------------------------------------------------------------------------------------------------
                                     (Dollars in Thousands)
Mortgage loans:
 One-to four-family ..  8   $1,089      9     $1,104     11    $1,893     6      $749      3      $429      16    $1,764
 Multi-family ........  -       -       -          -      -         -     -         -      -         -       -         -
 Commercial...........  -       -       -          -      4       647     -         -      -         -       -         -
 Construction.........  -       -       1         93      -         -     -         -      -         -       -         -
Consumer loans .......  2       1       2         41      -         -     4         1      5        12      13        39
Commercial business
loans ................  4     930       2        285      -         -     -         -      -         -       -         -
Other loans...........  1     143       -          -      -         -     -         -      -         -       -         -
-------------------------------------------------------------------------------------------------------------------------
Total................. 15  $2,613      14     $1,523     15    $2,540    10      $750      8      $441      29    $1,803
-------------------------------------------------------------------------------------------------------------------------

                                          15

The following table sets forth information with respect to the Savings Bank's non-performing assets and restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 at the dates indicated.

                                                  At June 30,
                                   -------------------------------------------
                                   2001      2000      1999     1998      1997
-------------------------------------------------------------------------------
                                            (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
 One-to-four family ...          $1,198     $ 749    $1,165   $1,669    $3,667
 Multi-family .........               -         -         -        -     1,176
 Commercial (1) .......               -         -         -      245       979
 Construction .........               -         -         -        -       150
Commercial business loans           285         -         -        -         -
Consumer loans ........              24        13       39        18         -
-------------------------------------------------------------------------------
 Total ................           1,507       762     1,204    1,932     5,972

Accruing loans which are
 contractually past due 90 days or more:
Mortgage loans:
One-to-four family ....               -         -       138        -       268
Consumer loans ........               -         -         -        -         9
-------------------------------------------------------------------------------
 Total ................               -         -       138        -       277

-------------------------------------------------------------------------------
Total of non-accrual and
 90 days past due loans..         1,507       762     1,342    1,932     6,249

Foreclosed real estate, net         224     1,047     1,775    4,447     2,636
-------------------------------------------------------------------------------
Total non-performing assets      $1,731    $1,809    $3,117   $6,379    $8,885
-------------------------------------------------------------------------------

Restructured loans.....          $1,428    $1,481    $1,508   $2,074    $4,910

Non-accrual and 90 days or more
 past due loans as a percentage of
 loans held for investment, net    0.22%     0.09%     0.20%    0.31%     1.21%

Non-accrual and 90 days or more
 past due loans as a percentage
 of total assets ......            0.13%     0.07%     0.14%    0.24%     1.02%

Non-performing assets as a
percentage of total assets         0.15%     0.16%     0.33%    0.78%     1.44%
-------------------------------------------------------------------------------

(1) Includes two restructured loans totaling $835,000 at June 30, 1997.

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

Interest income, which would have been recorded for the year ended June 30, 2001 had impaired loans been current in accordance with their original terms, amounted to $352,000. The amount of interest included in the results of operations on such loans for the year ended June 30, 2001 amounted to $296,000. Interest income foregone on restructured loans for such periods was not material.

FORECLOSED AND INVESTMENT REAL ESTATE. Real estate acquired by the Savings Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or market value less cost of sale. Subsequent declines in value are charged to operations. At June 30, 2001, the Savings Bank had $224,000 of foreclosed real estate, net of allowance for losses of $17,000. At June 30, 2001, the Savings Bank's foreclosed real estate was comprised of four single-family properties.

Investment real estate is carried at the lower of cost or fair market value. All costs of anticipated disposition are considered in the determination of fair value. The Savings Bank owned two properties, totaling $11.5 million, at June 30, 2001, both of which were held by a wholly owned subsidiary.

ASSET CLASSIFICATION. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weakness and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes a specific loss allowance for the full amount or for the portion of the asset classified as loss. All or a portion of allowances for loan losses established to cover probable losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention and monitored by the Savings Bank.

The aggregate amounts of the Savings Bank's classified assets, including assets designated as special mention, were as follows at the dates indicated:

                                         At June 30,
                                   ------------------------
                                       2001        2000
-----------------------------------------------------------
                                    (Dollars In Thousands)
Doubtful .....................       $    -      $    -
Substandard assets ...........        6,673       4,481
Special mention ..............       10,511       6,018
-----------------------------------------------------------
   Total .....................      $17,184     $10,499
-----------------------------------------------------------

Total classified assets as a
 percentage of total assets...         1.54%       0.91%
-----------------------------------------------------------

As set forth below, as of June 30, 2001, assets classified as substandard and special mention included 64 loans and properties totaling approximately $17.2 million.

                           Number of
                             Items     Substandard   Special Mention    Total
-------------------------------------------------------------------------------
                             (Dollars In Thousands)
One-to four-family .......   25           $3,202        $ 167          $3,369
Commercial real estate ...    1            1,428          538           1,966
Construction .............   13                -        5,937           5,937
Commercial business
 lending .................   17            1,772        1,124           2,896
Consumer .................    4               68            -              68
Real estate owned ........    2              203            -             203
Other assets .............    2                -        2,745           2,745
-------------------------------------------------------------------------------
  Total ..................   64           $6,673      $10,511         $17,184
-------------------------------------------------------------------------------


Not all of the Savings Bank's classified assets are delinquent or non-performing. In determining whether the Savings Bank's assets expose the Savings Bank to sufficient risk to warrant classification, the Savings Bank may consider various factors, including the payment history of the borrower, the loan-to-value ratio, and the debt coverage ratio of the property securing the loan. Upon consideration of these factors, the Savings Bank may determine that the asset in question, though not currently delinquent, presents a risk of loss that requires it to be classified or designated as special mention. In addition, the Savings Bank's loan portfolio includes commercial and multi-family real estate loans with a balance exceeding the current market value of the collateral that are not classified because they are performing and have borrowers who have sufficient resources to support the repayment of the loan.

ALLOWANCE FOR LOAN LOSSES. The Savings Bank has established a methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for loan losses as well as specific allowances that are tied to individual loans. The Savings Bank's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance for identified problem loans and unallocated allowance.

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

The allowance for loan losses is maintained to cover losses inherent in the loan portfolio. The responsibility for the review of the Savings Bank's assets and the determination of the adequacy of the general valuation allowance lies with the Internal Asset Review Committee ("IAR"). This committee assigns the loss reserve ratio for each type of asset and reviews the adequacy of the allowance at least quarterly based on an evaluation of the portfolio, past experience, prevailing market conditions, concentration in loan types and other relevant factors. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured as prescribed in SFAS No. 114 (as amended by SFAS No. 118). The amount of the specific allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level. Management presents an analysis of the allowance for loan losses to the Savings Bank's board of directors on a quarterly basis.

The formula allowance is calculated by applying loss factors to loans held for investment. The loss factors are applied according to loan program type and loan classification. The loss factors for each program type and loan classification are established based primarily upon the Savings Bank's historical loss experience and are evaluated on a quarterly basis.

The unallocated allowance is based upon management's evaluation of various conditions, the effect of which are not directly measured in the determination of the formula and specific allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date: (1)then-existing general economic and business conditions affecting the key lending areas of the Savings Bank, (2) credit quality trends, (3) loan volumes and concentrations, (4) recent loss experience in particular segments of the portfolio, and (5) regulatory examination results.

The Internal Asset Review ("IAR") Committee meets quarterly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses. To the extent that any of these conditions are evidenced by identifiable problem credit or portfolio segment as of the evaluation date, the IAR Committee's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by specifically identifiable problem credit or portfolio segment as of the evaluation date, the IAR Committee's evaluation of the probable loss related to such condition is reflected in the unallocated allowance. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, the Savings Bank is able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

At June 30, 2001, the Savings Bank had an allowance for loan losses of $6.1 million or 0.83% of gross loans held for investment. This compares to $6.9 million at June 30, 2000 which was 0.80% of gross loans held for investment. No additional provision for loan losses was recorded in fiscal 2001, compared to $250,000 in fiscal 2000. The Savings Bank's focus on expanding its investment in consumer, commercial real estate, construction, multi-family and commercial business lending loans may lead to increased levels of charge-offs. However, management believes that the amount maintained in the allowance will be adequate, but not excessive, to absorb losses inherent in the portfolio. Although management believes that they use the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                                   Year Ended June 30,
                                       ----------------------------------------
                                        2001     2000    1999     1998    1997
-------------------------------------------------------------------------------
                                                (Dollars in Thousands)
Allowance at beginning of period ...  $6,850   $6,702  $6,186   $5,465  $5,452
Provision for loan losses ..........       -      250     525    1,200   1,254
Recoveries:
Mortgage loans:
   One-to-four family ..............      28       17     129       11      11
   Multifamily .....................       -        -       -      191      60
   Commercial ......................       -        -       -      173      38
Consumer loans .....................       -       14      36       29       -
Other ..............................       -        -     135        -      27
-------------------------------------------------------------------------------
  Total recoveries .................      28       31     300      404     136

Charge-offs:
Mortgage loans:
   One-to-four family ..............     410      125     201      187     457
   Multi-family ....................       -        -       -        2     609
   Commercial ......................       -        -      52      580     309
   Consumer loans ..................       8        8      56      114       -
Commercial business lending ........     392        -       -        -       -
Other loans ........................       -        -       -        -       2
-------------------------------------------------------------------------------
 Total charge-offs .................     810      133     309      883   1,377
Net charge-offs ....................     782      102       9      479   1,241
-------------------------------------------------------------------------------
Balance at end of period ...........  $6,068   $6,850  $6,702   $6,186  $5,465
-------------------------------------------------------------------------------

Allowance for loan losses as a
 percentage of loans held for
 investment .......................     0.83%    0.80%   0.96%    0.98%   1.04%

Net charge-offs as a percentage of
 average loans receivable, net
 during the period ................     0.09%    0.01%      -     0.08%   0.25%

Allowance for loan losses as a
 percentage of non-performing loans
  at the end of the period ........   402.65%  898.95%  499.40% 320.19%  87.45%
-------------------------------------------------------------------------------

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance is based upon an asset classification matrix. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                            At June 30,
--------------------------------------------------------------------------------------------------------
                                 2001            2000            1999            1998             1997
                                   % of            % of            % of            % of            % of
                                   Loans           Loans in        Loans           Loans in        Loans in
                                   in Each         Each            in Each         Each            Each
                                   Category        Category        Category        Category        Category
                                   to Total        to Total        to Total        to Total        to Total
                           Amount  Loans   Amount  Loans   Amount  Loans   Amount  Loans   Amount  Loans
                           ------  -----   ------  -----   ------  -----   ------  -----   ------  -----
                                                (Dollars in Thousands)
Mortgage loans:
   One- to four-family...  $1,546  71.21%  $1,780  76.23%  $1,588  77.50%   $ 972  80.08%   $ 863  76.41%
   Multi-family..........     622   5.11      714   4.85      733   5.56      854   7.36      935   9.98
   Commercial............   1,560   6.59    1,662   5.37    1,547   6.02    1,334   6.74    1,542   9.09
   Construction..........     199   8.46      124   5.50       14   3.34       20   2.17        7   1.10
Consumer loans...........     423   4.91      489   5.58       --   5.99      147   3.13      114   3.18
Commercial business loans   1,295   3.48      243   2.31       --   1.47       --   0.45       --   0.19
Other loans..............      34   0.24       26   0.16       16   0.12        3   0.07        2   0.05
Unallocated..............     389    N/A    1,812    N/A    2,804    N/A    2,856    N/A    2,002    N/A
------------------------------------------------------------------------------------------------------------
Total allowance for loan
 losses .................  $6,068 100.00%  $6,850 100.00%  $6,702 100.00%  $6,186 100.00%  $5,465 100.00%
------------------------------------------------------------------------------------------------------------


INVESTMENT ACTIVITIES

Federally chartered savings institutions are permitted under federal and state laws to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper and corporate debt securities. Savings institutions like the Savings Bank are also required to maintain an investment in FHLB stock. In addition, the Savings Bank is required to maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "REGULATION" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources" in part II, item 7 of this report. At June 30, 2001, the Savings Bank's regulatory liquidity was 22.6%. In March 2001, the OTS has removed the specific liquidity requirement and requires institutions to maintain the appropriate liquidity specific to their operations.

The investment policy of the Savings Bank, established by the Board of Directors and implemented by the Savings Bank's asset/liability committee, seeks to provide and maintain adequate liquidity, complement the Savings Bank's lending activities, and generate a favorable return on investments without incurring undue interest rate and credit risks. Investments are made based on certain considerations, which include yield, quality, maturity and marketability. The effect that the proposed investment would have on the Savings Bank's risk-based capital and interest rate sensitivity is also calculated during the evaluation.

At June 30, 2001, the Corporation's investment securities portfolio totaled $203.3 million at amortized cost, which mainly consisted of federal agency obligations. A total of $39.9 million of the Corporation's federal agency obligations along with the FNMA and FHLMC equity securities were available for sale. All other securities were classified as held to maturity.


The following table sets forth the composition of the Savings Bank's investment portfolio at the dates indicated.

                                                                At June 30,
                          -----------------------------------------------------------------------------------
                                       2001                        2000                       1999
                          --------------------------- --------------------------- ---------------------------
                                       Estimated                   Estimated                  Estimated
                          Amortized    Market         Amortized    Market         Amortized   Market
                              Cost     Value  Percent     Cost     Value  Percent     Cost     Value  Percent
-------------------------------------------------------------------------------------------------------------
                            (Dollars in Thousands)
Held to maturity securities:
 U.S. government agency
 securities and corporate
 bonds ..................  $163,316  $162,474  79.77%  $175,214  $166,029  87.17%  $179,803  $175,992  95.98%

 Other (1) ..............        16        24   0.01%        20        30   0.02%        31        41   0.02%
-------------------------------------------------------------------------------------------------------------
Total held to
 maturity ...............   163,332   162,498  79.78%   175,234   166,059  87.19%   179,834   176,033  96.00%

Available for sale securities:
  FHLMC stock .........          20     1,225   0.60%        20       810   0.43%        20     1,160   0.63%
  FNMA stock ..........           1        33   0.02%         1        73   0.04%         1        95   0.05%
  Equity securities ...           -         -   0.00%        49        32   0.02%     1,071     1,095   0.60%
  U.S. government
   agency securities
   and corporate bonds.      39,919    39,908  19.60%    23,997    23,467  12.32%     4,989     4,994   2.72%
-------------------------------------------------------------------------------------------------------------
Total available for sale     39,940    41,166  20.22%    24,067    24,382  12.81%     6,081     7,344   4.00%
-------------------------------------------------------------------------------------------------------------
Total investment
  securities ..........    $203,272  $203,664 100.00%  $199,301  $190,441 100.00%  $185,915  $183,377 100.00%
-------------------------------------------------------------------------------------------------------------

(1) Consists of mortgage-backed securities.

                                     22

The following table sets forth the maturities and weighted average yields of the investment securities in the Savings Bank's securities portfolio at June 30, 2001:

                        Due in        Due After       Due After       Due
                        One Year      One to          Five to         After
                        or Less       Five Years      Ten Years       Ten Years         Total
                     -------------   -------------   -------------   -------------   -------------
                     Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
--------------------------------------------------------------------------------------------------
                                     (Dollars In Thousands)
Held to maturity      $  -      -   $64,712  6.04%  $98,620  6.14%    $  -      -  $163,332  6.10%
Available for sale       -      -    13,987  6.03%   25,932  6.39%       -      -    39,919  6.27%
--------------------------------------------------------------------------------------------------
Total ............    $  -      -   $78,699  6.04% $124,552  6.20%    $  -      -  $203,251  6.14%
--------------------------------------------------------------------------------------------------


DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

GENERAL. Deposits, loan repayments and the proceeds from loan sales are the major sources of the Savings Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Loan sales are also influenced significantly by general interest rates. Borrowings through the FHLB-San Francisco and repurchase agreements may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources. In addition, the Savings Bank has other borrowing arrangements in the form of Fed funds facility with Wells Fargo Bank and Union Bank of California for $45 million and $15 million, respectively.

DEPOSIT ACCOUNTS. Substantially all of the Savings Bank's depositors are residents of the State of California. Deposits are attracted from within the Savings Bank's market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, regular savings accounts and certificates of deposit. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Savings Bank considers current market interest rates, profitability to the Savings Bank, maturity matching of deposit and loan products and its customer preferences and concerns. Generally, the Savings Bank's deposit rates are close to the median rates of its peer group of competitors. The Savings Bank may occasionally pay above-market interest rates to attract and/or retain deposits when less expensive sources of funds are not available. The Savings Bank may also pay above-market rates in specific markets in order to increase the deposit base of a particular office or group of offices. The Savings Bank does not generally accept brokered deposits. The Savings Bank reviews its deposit mix and pricing weekly.

The Savings Bank currently offers certificates of deposit for terms not exceeding five years. As illustrated in the following table, certificates of deposit accounted for 62.4% of the Savings Bank's deposit portfolio at June 30, 2001. The Savings Bank will attempt to reduce the overall cost of its deposit portfolio by increasing its consumer checking account base and by expanding into business banking. See "Management Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 herein.

The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 2001.

 Weighted
 Average                                                             Percentage
 Interest             Checking and             Minimum   Balance (In   of Total
 Rate     Term        Savings Deposits         Amount    Thousands)    Deposits
-------------------------------------------------------------------------------
 3.53%     N/A        Savings Accounts           $ 10     $115,304      15.79%

 1.49      N/A        Now Accounts                  -      112,620      15.43%

 3.76      N/A        Money Market Accounts         -       46,084       6.31%

                      Certificate of Deposits
                      -----------------------
 4.75   18-36 Months  Variable CD               1,000        2,252       0.31%
 3.72   90 Days or    Fixed-term, fixed rate    1,000        7,147       0.98%
         Less
 3.97   4 Months      Fixed-term, fixed rate    1,000          340       0.05%
 3.93   5 Months      Fixed-term, fixed rate    1,000          454       0.06%
 4.40   6-7 Months    Fixed-term, fixed rate    1,000       34,652       4.75%
 5.06   9 Months      Fixed-term, fixed rate    1,000       17,808       2.44%
 5.77   1 Year        Fixed-term, fixed rate    1,000      200,587      27.48%
 5.64   13 Months     Fixed-term, fixed rate    1,000          588       0.08%
 6.00   15 Months     Fixed-term, fixed rate    1,000       38,564       5.28%
 4.69   18 Months     Fixed-term, fixed rate    1,000        7,392       1.01%
 5.95   20 Months     Fixed-term, fixed rate    1,000       23,636       3.24%
 6.21   2 Years       Fixed-term, fixed rate    1,000       54,513       7.47%
 6.41   3 Years       Fixed-term, fixed rate    1,000       40,180       5.50%
 5.79   4 Years       Fixed-term, fixed rate    1,000        1,424       0.20%
 5.90   5 Years       Fixed-term, fixed rate    1,000       18,056       2.47%
 8.00   8 Years       Fixed-term, fixed rate    1,000          168       0.02%
 3.88   10 Years      Fixed-term, fixed rate    1,000          143       0.02%
 6.43   Negotiable    Jumbo-negotiable rate   100,000        8,129       1.11%
-------------------------------------------------------------------------------
 4.61%                                                   $ 730,041     100.00%
-------------------------------------------------------------------------------


The following table indicates the amount of the Savings Bank's certificates of deposit in amounts of $100,000 or more by time remaining until maturity as of June 30, 2001.

   Maturity Period                      Amount
-------------------------------------------------
                                  (In thousands)

Three months or less ..............   $ 51,282
Over three through six months .....     23,385
Over six through twelve months.....     36,039
Over twelve months ................     19,000
-------------------------------------------------
   Total ..........................   $129,706
-------------------------------------------------

DEPOSIT FLOWS. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amount of deposits in the various types of accounts offered by the Savings Bank at and between the dates indicated.

                                               At June 30,
                           ----------------------------------------------------
                                    2001                       2000
                           -------------------------  -------------------------
                                   Percent                    Percent
                                      of   Increase              of   Increase
                           Amount   Total (Decrease)  Amount   Total (Decrease)
-------------------------------------------------------------------------------
                                         (Dollars In Thousands)
Non-interest bearing ...  $25,031   3.43%   $6,365   $18,666   2.68%   $3,902
NOW checking ...........   87,600  12.00%   14,151    73,449  10.55%   12,770
Regular savings ........  115,304  15.79%   28,887    86,417  12.41%    5,309
Money market deposit ...   46,073   6.31%  (11,185)   57,258   8.22%  (11,577)
Fixed-rate certificates
 which mature:
 Within 1 year .........  370,236  50.72%   51,192   319,044  45.81%  (43,777)
 After 1 year, but within
  2 years ..............   68,352   9.36%  (26,781)   95,133  13.66%   77,014
 After 2 years, but within
  5 years ..............   15,050   2.06%  (28,750)   43,800   6.29%   24,643
 After 5 years .........      143   0.02%      (15)      158   0.02%      (66)
Variable-rate certificates  2,252   0.31%     (281)    2,533   0.36%   (4,641)
-------------------------------------------------------------------------------
    Total .............. $730,041 100.00%  $33,583  $696,458 100.00%  $63,577
-------------------------------------------------------------------------------

TIME DEPOSITS BY RATES. The following table sets forth the time deposits in the Savings Bank categorized by rates at the dates indicated.

                               At June 30,
                      ------------------------------
                       2001        2000        1999
----------------------------------------------------
                             (In Thousands)

Below 3.00%           $ 204       $ 241       $ 199
3.00 - 4.49%         70,291      13,724      81,691
4.50 - 5.49%         86,695     155,861     260,349
5.50 - 6.49%        199,990     234,992      63,110
6.50 - 7.49%         98,685      55,695       1,997
Over 7.50%              168         155         149
----------------------------------------------------

   Total .....    $ 456,033   $ 460,668   $ 407,495
----------------------------------------------------

TIME DEPOSITS BY MATURITIES. The following table sets forth the amount and maturities of time deposits at June 30, 2001.

-------------------------------------------------------------------------------
                                 One to   Two to    Three to   After
                    Less Than     Two     Three     Four       Four
                    One Year     Years    Years     Years      Years     Total
-------------------------------------------------------------------------------
                          (In Thousands)

Below 3.00%           $191       $  -     $   -      $  -      $ 13      $ 204
3.00 - 4.49%        60,635      9,005       362        71       218     70,291
4.50 - 5.49%        76,727      6,831     1,489       821       827     86,695
5.50 - 6.49%       165,340     29,705     1,521     1,275     2,149    199,990
6.50 - 7.49%        69,008     23,108     4,529     1,410       630     98,685
Over 7.50%               -        168         -         -         -        168
-------------------------------------------------------------------------------
 Total ......    $ 371,901   $ 68,817   $ 7,901   $ 3,577   $ 3,837   $456,033
-------------------------------------------------------------------------------



DEPOSIT ACTIVITY. The following table sets forth the deposit activities of the Savings Bank for the periods indicated.

                                            At or For the Year Ended June 30,
                                          -----------------------------------
                                               2001         2000        1999
-----------------------------------------------------------------------------
                                                      (In Thousands)

Beginning balance ..................      $ 696,458    $ 632,881   $ 583,025

Net (withdrawals) deposits before
  interest credited ................           (894)      33,191      28,493
Interest credited ..................         34,477       30,386      21,363
-----------------------------------------------------------------------------
Net increase (decrease) in deposits          33,583       63,577      49,856
-----------------------------------------------------------------------------
  Ending balance ...................      $ 730,041    $ 696,458   $ 632,881
-----------------------------------------------------------------------------


BORROWINGS. The FHLB-San Francisco functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, the Savings Bank is required to own capital stock in the FHLB-San Francisco and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Savings Bank utilizes advances from the FHLB-San Francisco as an alternative to retail deposits to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-San Francisco has, from time to time, served as the Savings Bank's primary borrowing source. Advances from the FHLB-San Francisco are typically secured by the Savings Bank's first mortgage loans. In addition, the Savings Bank used U.S. government agency securities totaling $79.8 million at June 30, 2001 to collateralize its FHLB advances under Security Backed Credit ("SBC") as compared to $90.8 million at June 30, 2000. This SBC facility is secured by the Savings Bank's government agency securities. At June 30, 2001, the Savings Bank had $265.8 million of borrowings, of which $37.0 million were under SBC facility, from the FHLB-San Francisco with a weighted average rate of 6.28%. Such borrowings mature between 2001 and 2017. The following table sets forth certain information regarding borrowings by the Savings Bank at the dates and for the periods indicated:

                                             At or For the Year Ended June 30,
                                             ---------------------------------
                                                  2001       2000       1999
------------------------------------------------------------------------------
                                                  (Dollars In Thousands)
Balance outstanding at end of period:
 FHLB advances ............................... $265,830   $338,338   $214,506
 A loan to facilitate purchase of an investment
  property ...................................        -      3,330          -

Weighted average rate:
 FHLB advances ...............................     6.28%      6.35%      5.25%
 A loan to facilitate purchase of an investment
  property ...................................        -       8.25%         -

Maximum amount of borrowings outstanding at any
 month end:
 FHLB advances ............................... $329,937   $392,342   $214,506
 A loan to facilitate purchase of an investment
  property ...................................    3,287      3,543          -

Approximate average short-term borrowings
 outstanding with respect to:
   FHLB advances ............................. $131,035   $237,590   $100,825

Approximate weighted average short-term borrowings
 rate with  respect to:
  FHLB advances ..............................     6.61%      5.74%      5.42%
------------------------------------------------------------------------------


SUBSIDIARY ACTIVITIES

Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Savings Bank's investment in its service corporations did not exceed these limits at June 30, 2001.

The Savings Bank has three wholly owned subsidiaries: Profed Mortgage, Inc., Provident Financial Corporation ("Provident Financial") and First Service Corporation. Provident Financial's current activities include: (i) acting as trustee for the Savings Bank's real estate transactions, (ii) engaging in annuity sales and providing brokerage services at branch offices of the Savings Bank, (iii) selling property and life insurance, primarily to Savings Bank customers, and (iv) holding real estate for investment. The largest real estate investment of Provident Financial is an office building in downtown Riverside, California with a carrying book value of $10.9 million as of June 30, 2001. Other real estate held for investment by Provident Financial at June 30, 2001 totaled $653,000. In April 2001, Provident Financial paid off the loan which was assumed when the office building was purchased in December 1999. The carrying loan balance of the assumed loan was $2.8 million and was paid off using available cash and a new loan from the Savings Bank. The original loan from the Savings Bank was $1.9 million, which has an annual interest rate of 8.25%, a monthly installment of $70,305.63 for thirty months starting June 1, 2001 through November 1, 2003. As of June 30, 2001, the carrying loan balance from the Savings Bank was $1.8 million. Profed Mortgage, Inc., which formerly conducted the Savings Bank's mortgage banking activities, and First Service Corporation are currently inactive. At June 30, 2001, the Savings Bank's investment in its subsidiaries was $7.9 million.

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

All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Savings Bank's OTS assessment for the fiscal year ended June 30, 2001 was $140,000.

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

The Savings Bank, as a member of the FHLB-San Francisco, is required to acquire and hold shares of capital stock in the FHLB-San Francisco in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-San Francisco. The Savings Bank was in compliance with this requirement with an investment in FHLB-San Francisco stock of $16.4 million at June 30, 2001.

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

Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to approximately two basis points for each $100 in domestic deposits for SAIF members. These assessments, which are revised quarterly based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Savings Bank.

Under the Federal Deposit Insurance Act ("FDIA"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

LIQUIDITY REQUIREMENTS. Based on the OTS Transmittal (TR-249) on April 23, 2001, the OTS repealed the liquidity regulation. Even though the percentage liquidity requirement of 4% has been eliminated, the interim rule still requires thrifts to maintain adequate liquidity to assure safe and sound operation. The Savings Bank's average liquidity ratio for the quarter ended June 30, 2001 was 22.8%.

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

At June 30, 2001, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

QUALIFIED THRIFT LENDER TEST. All savings associations, including the Savings Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2001, the Savings Bank met the test and its QTL percentage was 82.95%.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At June 30, 2001, the Savings Bank had tangible capital of $82.5 million, or 7.47% of adjusted total assets, which is approximately $66.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% or 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At June 30, 2001, the Savings Bank had core capital equal to $82.5 million, or 7.47% of adjusted total assets, which is $38.4 million above the 4% requirement of adjusted total assets in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general loan loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

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

On June 30, 2001, the Savings Bank had total risk-based capital of approximately $89.2 million, including $82.5 million in core capital and $6.6 million in qualifying supplementary capital, and risk-weighted assets of $598.8 million, or total capital of 14.89% to risk-weighted assets. This amount was $41.3 million above the 8% requirement in effect on that date.

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

LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At June 30, 2001, the Savings Bank's limit on loans to one borrower was $16.6 million. At June 30, 2001, the Savings Bank's largest single loan to one borrower was $3.0 million, which was performing according to its original terms.

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

TRANSACTIONS WITH AFFILIATES. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal

Reserve member Savings Bank. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Savings Bank include the Corporation and any company which is under common control with the Savings Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a savings and loan holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

COMMUNITY REINVESTMENT ACT. Under the federal Community Reinvestment Act ("CRA"), all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking supervisory agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Savings Bank received a "satisfactory" rating as a result of its latest evaluation.

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

SAVINGS AND LOAN HOLDING COMPANY REGULATIONS

GENERAL. The Corporation is a unitary savings and loan company subject to regulatory oversight of the OTS. Accordingly, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

THE GRAMM-LEACH-BLILEY FINANCIAL SERVICES MODERNIZATION ACT OF 1999. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

(a) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;
(b) provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;
(c) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;
(d) provides an enhanced framework for protecting the privacy of consumer information;
(e) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;
(f) modifies the laws governing the implementation of the Community Reinvestment Act; and
(g) addresses a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

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

ACTIVITIES. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Savings Bank and any other subsidiaries (other than the Savings Bank or any other SAIF insured savings association) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for savings and loan holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

QUALIFIED THRIFT LENDER TEST. If the Savings Bank fails the qualified thrift lender test, within one year the Corporation must register as, and will become subject to, the significant activity restrictions applicable to savings and loan holding companies. See "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test" for information regarding the Savings Bank's qualified thrift lender test.

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

TAX BAD DEBT RESERVES. As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995. Due to such repeal, the Savings Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method. Instead, the Savings Bank will be permitted to deduct as bad debt expense its specific charge-offs during the taxable year. In addition, the legislation required savings associations to recapture into taxable income, over a six-year period, their post-1987 additions to their bad debt tax reserves. As of the effective date of the legislation, the Savings Bank had no post-1987 additions to its bad debt tax reserves. As of June 30, 2001, the Savings Bank's total pre-1988 bad debt reserve for tax purposes was approximately $9.2 million. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserve unless the Savings Bank makes a "non-dividend distribution" as defined below.

DISTRIBUTIONS. To the extent that the Savings Bank makes "non-dividend distributions" to the Corporation that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Savings Bank's taxable income. Non-dividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Savings Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Savings Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Savings Bank makes a "non-dividend distribution," then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

STATE TAXATION

CALIFORNIA. The California franchise tax rate applicable to the Savings Bank equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Savings Bank). At June 30, 2001, the total net state tax rate was 7.7%. Bad debt deductions are available in computing California franchise taxes using the specific charge-off method. The Savings Bank and its California subsidiaries file California franchise tax returns on a combined basis. The Corporation will be treated as a general corporation subject to the general corporate tax rate.

DELAWARE. As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.


ITEM 2. PROPERTIES
------------------
At June 30, 2001, the net book value of the Savings Bank's property (including land and buildings) and its fixtures, furniture and equipment was $7.6 million. The Savings Bank's home office, which is owned by the Savings Bank, is located in Riverside, California. In addition, the Savings Bank has eleven branch offices, of which ten are in Riverside County in the cities of Riverside (2), Moreno Valley (2), Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe, California and one is in Redlands, California in San Bernardino County. The only in-store banking office in Moreno Valley, California will be closed by the end of October 2001. Seven of the Savings Bank's branch offices are owned by the Savings Bank and four are leased. The leases expire from 2003 to 2010. The Savings Bank also has five separate loan production offices, which are located in Riverside, Rancho Cucamonga, Glendora, Hacienda Heights and Torrance, California. All of these offices are leased. The leases expire from 2001 to 2004. The retail banking office in Temecula, which was opened on August 1, 2001, is owned by the Savings Bank; while the retail banking office in Corona, which was opened on August 20, 2001, has a lease contract totaling approximately $318,000 expiring in 2006.


ITEM 3. LEGAL PROCEEDINGS
-------------------------
Periodically, there have been various claims and lawsuits involving the Savings Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues in the ordinary course of and incident to the Savings Banks' business. The Savings Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Savings Bank.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

                                  PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
---------------------------------------------------------------------------
The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Stock Market under the symbol PROV. The following table provides the high and low stock prices for PROV during the last two fiscal years. As of June 30, 2001, there were approximately 378 registered stockholders of record.

                        First      Second       Third      Fourth
                  (September 30) (December 31) (March 31)  (June 30)
------------------------------------------------------------------------------

2001 Quarters:
  High . . . .        $ 19.00     $ 20.75     $ 21.63      $ 23.45
  Low . . . . .         14.06       17.19       17.25        18.56

2000 Quarters:
  High . . . .        $ 20.44      $18.75      $16.50      $ 15.13
  Low . . . . .         17.38       16.50       13.00        13.38

-------------------------------------------------------------------------------

The Board of Directors of the Corporation has not formulated a dividend policy and does not intend to pay dividends in the near future. Future declarations or payments of dividends will be subject to determination by the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Savings Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------
The information required herein is incorporated by reference under the heading "Financial Highlights."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------
The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements presented elsewhere in this report.

GENERAL

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Corporation. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto. Provident Savings Bank, FSB, is a wholly-owned subsidiary of Provident Financial Holdings, Inc. and as such, comprises substantially all of the activity for Provident Financial Holdings, Inc.

Certain matters in this annual report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, the general business environment, the direction of future interest rates, the California real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes, labor market competitiveness, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.


OPERATING STRATEGY

Provident Savings Bank, FSB, established in 1956, is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Savings Bank conducts its business operations as Provident Bank, Provident Bank Mortgage and through its subsidiary, Provident Financial Corp. The business activities of the Corporation consist of community banking, mortgage banking, investment services and real estate operations.

Beginning in the second quarter of fiscal 2001, the Corporation has established goals for the next five years that differ somewhat from the capital leverage strategies employed since its initial public offering in 1996. The Corporation has goals over the next five years to change the mix and diversify its balance sheet; diversify revenue sources; and operate more efficiently.

The Corporation intends to restructure its balance sheet by decreasing the concentration of single-family residential mortgage loans within its loan portfolio and increasing the portfolio balances of commercial business, commercial real estate, construction and consumer loans. The Corporation also intends to decrease the percentage of certificates of deposits in its deposit base and to increase the percentage of core checking and savings deposits. This strategy is intended to improve core revenue through a higher net interest margin.

The Corporation also intends to diversify revenue sources through continued growth of non-interest income, which is primarily income from mortgage banking, fees from banking products and services and revenue from investment sales.

The Corporation intends to improve its operating efficiency ratio by streamlining processes and procedures, deploying technology solutions to improve productivity, leveraging its infrastructure to support revenue growth and offering accessible, low cost customer transaction channels.

The Corporation also actively utilizes share repurchases in its operating strategy. Share repurchases increase shareholder value through higher earnings per share.


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND JUNE 30, 2000

Total assets decreased slightly from $1.15 billion at June 30, 2000 to $1.12 billion at June 30, 2001 primarily as a result of a decline in loan receivables. Loans held for investment decreased by $127.5 million from $824.7 million at June 30, 2000 to $697.2 million at June 30, 2001 mainly due to loan prepayments. These prepayments were a result of the recent volume increase of the refinance market, which started in January 2001. Total investment securities increased slightly from $199.6 million at June 30, 2000 to $204.5 million at June 30, 2001.

The Savings Bank originated approximately $833.4 million in new loans, primarily through its mortgage division, and purchased $29.6 million loans from other financial institutions. Most of the Provident Bank Mortgage loan production is sold servicing released; a total of $764.2 million was sold during fiscal 2001. Loans held for sale increased from $1.5 million at June 30, 2000 to $2.2 million at June 30, 2001; and the receivable from sale of loans increased from $51.5 million at June 30, 2000 to $137.3 million at June 30, 2001. The total for loans held for sale is largely dependent on the timing of loan fundings and loan commitment expirations, while the receivable from sale of loans is largely dependent on the timing of loan commitment expirations and loan sale settlements.

Total liabilities decreased slightly from $1.06 billion at June 30, 2000 to $1.02 billion at June 30, 2001 as a result of a decrease in Federal Home Loan Bank (FHLB) advances, which was partly offset by retail deposit growth. Total deposits increased from $696.5 million at June 30, 2000 to $730.0 million at June 30, 2001. During fiscal 2001, the Savings Bank continued its emphasis on building new client relationships, particularly with low cost checking accounts. Checking accounts increased by $9.3 million, or 6.2%, from $149.4 million at June 30, 2000 to $158.7 million at June 30, 2001. Savings accounts also increased by $28.9 million, or 33.4%, from $86.4 million at June 30, 2000 to $115.3 million at June 30, 2001. FHLB advances decreased from $338.3 million at June 30, 2000 to $265.8 million as the Savings Bank paid down FHLB advances to offset the deposit growth and to reduce excess cash resulting from loan prepayments.

Total stockholders' equity was $97.3 million at June 30, 2001, as compared to $89.0 million at June 30, 2000. An increase in stockholders' equity during fiscal 2001 from net income was substantially offset by share repurchases. The Corporation repurchased 114,157 shares, or approximately 3% of outstanding shares, at an average price of $20.12 per share, totaling $2.3 million in fiscal 2001. The amortization of unearned stock compensation of $1.0 million in fiscal 2001 consisted of $718,000 in MRP (Management Recognition Plan) and $527,000 in ESOP (Employee Stock Ownership Plan). The Corporation's book value per share increased from $22.68 at June 30, 2000 to $25.52 at June 30, 2001.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

GENERAL. The Corporation had net earnings of $8.9 million, or $2.47 per diluted share, for the year ended June 30, 2001, as compared to $7.3 million, or $1.96 per diluted share, for the year ended June 30, 2000. The increase in operating earnings in fiscal 2001 was due primarily to an improvement in non-interest income and lower operating expenses. These factors were partially offset by a reduction in net interest income.

NET INTEREST INCOME. Net interest income decreased by $2.7 million, or 9.3%, from $29.0 million in fiscal 2000 to $26.3 million in fiscal 2001. This decrease resulted principally from a decrease in net interest margin. The net interest margin declined from an average of 2.70% in fiscal 2000 to an average of 2.43% in fiscal 2001. The decline in the net interest margin was due mainly to an increase in short-term market interest rates during fiscal 2001 where the increase in the costs of interest bearing liabilities was greater than that of income from earning assets.

INTEREST INCOME. Interest income increased by $3.1 million, or 4.0%, from $77.7 million in fiscal 2000 to $80.8 million in fiscal 2001 as the average earning assets remained at approximately $1.1 billion during fiscal 2001 compared to fiscal 2000. The average yield on assets increased from 7.25% in fiscal 2000 to 7.44% in fiscal 2001. Average loan receivables increased from $850.7 million during fiscal 2000 to $863.5 million during fiscal 2001 and the average yield increased from 7.52% to 7.71%, respectively. Average investment securities decreased slightly from $203.1 million during fiscal 2000 to $201.5 million during fiscal 2001 while the average yield remained at 6.26%.

INTEREST EXPENSE. Interest expense increased by $5.8 million, or 11.8%, from $48.7 million in fiscal 2000 to $54.5 million in fiscal 2001. Average deposits increased from $689.4 million during fiscal 2000 to $706.6 million during fiscal 2001 and the average cost of the deposits increased from 4.41% during fiscal 2000 to 4.88% during fiscal 2001. Average FHLB advances decreased from $314.5 million during fiscal 2000 to $304.6 million during fiscal 2001 and the average cost increased from 5.77% to 6.48%, respectively.

PROVISION FOR LOAN LOSSES. There were no additional loan loss provisions in fiscal 2001 compared to $250,000 in fiscal 2000. The allowance for loan losses was $6.1 million, or 0.83% of gross loans held for investment, at June 30, 2001, as compared to $6.9 million, or 0.80% of gross loans held for investment, at June 30, 2000. The allowance for loan losses as a percentage of non-performing loans at the end of fiscal 2001 was 402.7%, as compared to 899.0% at the end of fiscal 2000.

In accordance with current operating strategy, the fastest growing segments of the loan portfolio are construction, commercial business lending and commercial real estate loans. These loans have risk characteristics different than single family residential loans. Management believes that the current provision for loan losses is both prudent and responsible.

NON-INTEREST INCOME. Total non-interest income increased by $4.8 million, or 54.6%, to $13.6 million in fiscal 2001 from $8.8 million in fiscal 2000. The increase in non-interest income was mainly attributable to an increase in gain on the sale of loans, along with an increase in other income, and was partially offset by a decrease in loan servicing and other fees. Total gain from sale of loans increased by $4.4 million, or 136.1%, from $3.2 million in fiscal 2000 to $7.7 million in fiscal 2001, and was the result of higher loan origination volumes and a higher average of loan sale margin. Total loans originated for sale increased by $364.9 million, or 89.6%, from $407.2 million in fiscal 2001 to $772.1 million in fiscal 2001. The average loan sale margin increased by 19 basis points to 0.99% during fiscal 2001 from 0.80% during fiscal 2000. The increase on the gain on sale of loans was primarily due to the strong refinance market as market interest rates began to decline in January 2001. Other non-interest income increased by $231,000, or 16.3%, to $1.6 million in fiscal 2001 from $1.4 million in fiscal 2000, resulting mainly from higher gain on sales of investment securities. Total loan servicing and other fees declined from $2.7 million in fiscal 2000 to $2.1 million in fiscal 2001, resulting mainly from a decline in broker fees and loan servicing fees. The decline in broker fees was due to a lower volume of loans brokered to other financial institutions. A total of $48.4 million was funded in fiscal 2001 as compared to $70.0 million in fiscal 2000. The decline in loan servicing fees was a result of a lower volume of loans serviced for others, $203.8 million as of June 30, 2001 as compared to $261.2 million as of June 30, 2000.

NON-INTEREST EXPENSE. Total non-interest expense decreased by $252,000, or 1.0%, to $24.7 million in fiscal 2001 as compared to $25.0 million in fiscal 2000. This decrease was attributable mainly to a decline in equipment, premises and occupancy and other operating expenses, and was largely offset by an increase in compensation expenses. The decline in equipment expenses resulted mainly from higher costs in fiscal 2000 related to the "Year 2000 Projects", while the decline in premises and occupancy expenses resulted from the sale of a mortgage office and consolidations or closures of several mortgage offices in Southern California and Nevada. The decline in other operating expenses was the result of a SFAS 133 credit adjustment of $437,000. See details of SFAS No. 133 as described under "Impact of New Accounting Pronouncements" on page 46 herein.

INCOME TAXES. The provision for income taxes was $6.4 million for fiscal 2001, representing an effective tax rate of 41.7%, as compared to $5.3 million in 2000, representing an effective tax rate of 42.3%.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

GENERAL. The Corporation had net earnings of $7.3 million, or $1.96 per diluted share, for the year ended June 30, 2000, as compared to $6.9 million, or $1.67 per diluted share, for the year ended June 30, 1999 (excluding the non-recurring property gain of $3.6 million, net of tax). The increase in operating results in fiscal 2000 was due primarily to an improvement in net interest income and greater operating efficiency. These factors were partially offset by a reduction in gain on sale of loans, which was mainly attributable to lower loan sales.

NET INTEREST INCOME. Net interest income increased by $4.0 million, or 16.0%, from $25.0 million in fiscal 1999 to $29.0 million in fiscal 2000. This increase resulted principally from the growth of interest earning assets. The net interest margin declined from an average of 3.01% in fiscal 1999 to an average of 2.70% in fiscal 2000. The decline in the net interest margin was due mainly to an increase in short-term market interest rates during fiscal 2000 where the increase in the costs of interest bearing liabilities was greater than that of income from earning assets.

INTEREST INCOME. Total interest income increased by $18.4 million, or 31.0%, from $59.3 million to $77.7 million in fiscal 2000 as the average earning assets increased from $826.2 million during fiscal 1999 to $1.1 billion during fiscal 2000. The average yield on assets increased from 7.17% in fiscal 1999 to 7.25% in fiscal 2000. Average loan receivables increased from $707.8 million during fiscal 1999 to $850.7 million during fiscal 2000 and the average yield increased from 7.38% to 7.52%, respectively. Average investment securities increased from $105.2 million during fiscal 1999 to $203.1 million during fiscal 2000 while the average yield increased from 6.13% to 6.26%, respectively.

INTEREST EXPENSE. Total interest expense increased by $14.3 million, or 41.6%, from $ 34.4 million in fiscal 1999 to $48.7 million in fiscal 2000. Average customer deposits increased from $615.4 million during fiscal 1999 to $689.4 million during fiscal 2000 and the average cost of the deposits increased from 4.40% to 4.41%. Average FHLB advances also increased from $139.2 million during fiscal 1999 to $314.5 million during fiscal 2000 while the average cost increased from 5.22% to 5.77%, respectively.

PROVISION FOR LOAN LOSSES. Provision for loan losses decreased by $275,000, or 52.4%, from $525,000 in fiscal 1999 to $250,000 in fiscal 2000. The decrease in the provision for loan losses reflects continued improvement in the local economy and improvement in asset quality. The allowance for loan losses was $6.9 million, or 0.80% of gross loans held for investment, at June 30, 2000, as compared to $6.7 million, or 0.96% of gross loans held for investment, at June 30, 1999. The allowance for loan losses as a percentage of non-performing loans at the end of fiscal 2000 was 899.0%, as compared to 499.4% at the end of fiscal 1999.

In accordance with current operating strategy, the fastest growing segments of the loan portfolio are construction, commercial business lending and multi-family loans. These loans have risk characteristics different from single family residential loans. Management believes that the current provision for loan losses is both prudent and responsible.

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


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's primary sources of funds are deposits, proceeds from sales of loans originated for sale, proceeds from principal and interest payments on loans, the maturity and interest payments of investment securities, fee income generated from banking services and mortgage banking activities and FHLB advances. While maturities and scheduled amortization of loans and investment securities are a predictable source of funds, deposit flows, mortgage prepayments and loan sales are greatly influenced by general interest rates, economic conditions and competition.

The Savings Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Savings Bank generally maintains sufficient cash to meet short-term liquidity needs. At June 30, 2001, cash totaled $23.8 million, or 2.1% of total assets. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Savings Bank may continue to rely on FHLB borrowings for its liquidity needs.

Even though the OTS eliminated the minimum liquidity requirement for a savings institution on March 15, 2001, the interim rule still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Savings Bank's average liquidity ratio for the quarter ended June 30, 2001 increased to 22.6% from 9.6% during the same period ending June 30, 2000. This increase was primarily due to the unexpected volume of loan prepayments and investment securities which were called during the last two quarters of fiscal 2001.

The primary investing activity of the Savings Bank is the origination of multi-family, commercial real estate, business, construction and consumer loans. Most mortgage and consumer loans originated by Provident Bank Mortgage were sold servicing released. During the years ended June 30, 2001, 2000 and 1999, the Savings Bank originated loans in the amounts of $833.4 million, $683.5 million and $877.6 million, respectively. In addition, the Savings Bank purchased loans from other financial institution in fiscal 2001, 2000 and 1999 in the amounts of $29.6 million, $6.6 million and $1.4 million, respectively. Total loans sold by Provident Bank Mortgage in fiscal 2001, 2000 and 1999 were $678.4 million, $389.9 million and $649.7 million, respectively. At June 30, 2001, the Savings Bank had loan commitments totaling $60.8 million and undisbursed loans in process totaling $27.9 million. The Savings Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit that are scheduled to mature in one year or less from June 30, 2001 totaled $371.9 million. Historically, the Savings Bank has been able to retain a significant amount of its deposits as they mature. Management of the Savings Bank believes it has adequate resources to fund all loan commitments by deposits and FHLB advances, and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Savings Bank is required to maintain specific amounts of capital pursuant to OTS requirements. Under OTS's current prompt corrective action provisions, the minimum ratio of 2% for tangible equity ratio is required to be deemed other than "critically undercapitalized," while a minimum of 5% for tier 1 (core) capital, 10% for total risk-based capital and 6% for tier 1 risk-based capital ratios are deemed "well capitalized." As of June 30, 2001, the Savings Bank was well in excess of all regulatory capital requirements with tangible capital, tier 1 leverage capital, tier 1 risk-based capital and total risk-based capital ratios of 7.47%, 7.47%, 13.78% and 14.89%, respectively.


IMPACT OF INFLATION AND CHANGING PRICES

The Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of the Corporation's operations. Unlike most industrial companies, nearly all assets and liabilities of the Corporation are monetary. As a result, interest rates have a greater impact on the Corporation's performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction, or to the same extent as the price of goods and services.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
QUANTITATIVE ASPECTS OF MARKET RISK. The Savings Bank does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. Furthermore, the Savings Bank is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Savings Bank's interest-earning assets and interest-bearing liabilities, see the tables under "Item 1. Business - Lending Activities - Maturity of Loan Portfolio," "-Investment Activities" and "-Deposit Activities and Other Sources of Funds - Time Deposits by Maturities" contained herein.

QUALITATIVE ASPECTS OF MARKET RISK. The Savings Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Savings Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to decrease the interest-rate sensitivity of the Bank's interest-earning assets by retaining for its portfolio new loan originations for its portfolio loans with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, one- to four-family mortgage loans. In addition, the Savings Bank maintains an investment portfolio which is largely in U.S. government agency securities and to a lesser extent in high- grade corporate bonds with contractual maturities of between three and ten years. The Savings Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Savings Bank promotes transaction accounts and certificates of deposit with terms up to five years. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein and information provided below.

ASSET AND LIABILITY MANAGEMENT

The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to the fluctuation of interest rates. The Corporation, through its Asset and Liability Committee (ALCO), has sought to reduce the exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to manage the interest-rate sensitivity of the Corporation's assets by holding loans with interest rates subject to periodic
market adjustments.   In addition, the Savings Bank maintains a liquid
investment portfolio comprised of government agency securities and investment grade securities. The Savings Bank relies on retail deposits as its primary source of funding while utilizing FHLB advances as a secondary source of funding. As part of its interest rate risk management strategy, the Savings Bank promotes transaction accounts and certificates of deposit with terms up to five years.

Using data from the Savings Bank's quarterly report to the OTS, the Savings Bank receives a report that measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. The interest rate analysis received from the OTS is similar to the Savings Bank's own interest rate analysis model. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement.

The following table is provided by the OTS and sets forth as of June 30, 2001 the estimated changes in NPV based on the indicated interest rate environments. The Savings Bank balance sheet position as of June 30, 2001 is as follows: (a) if interest rates increase, the NPV of the Savings Bank is expected to decrease and future net interest income would increase (b) conversely, if interest rates decrease, the NPV of the Savings Bank is also expected to decrease and future net interest income would decrease. No effect has been given to any steps that management of the Savings Bank may take to counter the effects of interest rate movements presented in the table.

Basis Point                                      NPV as percentage
 ("bp")        Net        NPV         Portfolio  of Portfolio     Sensitivity
Change       Portfolio    Change      Value      Value Assets     Measure
in Rates       Value      (1)         Assets        (2)           (3)
-------------------------------------------------------------------------------
                         (Dollars In Thousands)
+300 bp.     $100,325   $(36,004)    $1,083,102     9.26%          -244
+200 bp.      114,835    (21,493)     1,112,066    10.33%          -138
+100 bp.      126,981     (9,348)     1,139,512    11.14%           -56
   0 bp.      136,329          -      1,164,649    11.71%             0
-100 bp.      134,280     (2,049)     1,180,288    11.38%           -33
-200 bp.      128,354     (7,975)     1,191,266    10.77%           -93
-300 bp.      121,929    (14,400)     1,201,845    10.15%          -156

------------------------------------------------------------------------------

(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV based on the prevailing interest rates at June 30, 2001 ("base case").
(2) Calculated as the estimated NPV divided by the portfolio value ("PV") of total assets.
(3) Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates.

The following table is provided by the OTS and is based on the calculations in the above table. It sets forth the change in the NPV at a +200 bp. rate shock at June 30, 2001 and June 30, 2000.

Risk Measure: +200 bp. Rate Shock          At June 30, 2001   At June 30, 2000
-------------------------------------------------------------------------------
Pre-shock NPV ratio: NPV as percentage
  of PV Assets                                   11.71%           7.82 %
Post-shock NPV ratio                             10.33            4.95
Sensitivity measure: Change in NPV ratio        138 bps.        287 bps.

-------------------------------------------------------------------------------

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market. Additionally, certain assets, such as adjustable rate mortgage ("ARM") loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset.
Further, in the event
of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could likely deviate significantly from those assumed in calculating the table. It is also possible that, as a result of an interest rate increase, the increased mortgage payments required of ARM borrowers could result in an increase in delinquencies and defaults. Changes in market interest rates would also affect the volume and profitability of the Corporation's mortgage banking operations. Accordingly, the data presented in the tables above should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Savings Bank, nor does it represent amounts that would be available for distribution to stockholders in the event of the liquidation of the Corporation.

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

                                                            Year Ended June 30,
                             -----------------------------------------------------------------------------
                                        2001                       2000                       1999
                             -----------------------    -----------------------    -----------------------
                                                Average                    Average                    Average
                             Average            Yield/  Average            Yield/  Average            Yield/
                             Balance  Interest  Cost    Balance  Interest  Cost    Balance  Interest  Cost
                             -------  --------  ----    -------  --------  ----    -------  --------  ----
                                                       (Dollars In Thousands)
Interest -earning assets:
 Loans receivable,net(1)(2) $863,479   $66,561  7.71%  $850,717   $64,004  7.52%  $707,799   $52,217  7.38%
 Investment securities       201,479    12,603  6.26%   203,061    12,707  6.26%   105,227     6,448  6.13%
 FHLB stock (3)               17,046     1,449  8.50%    17,129       939  5.48%     7,496       381  5.08%
 Interest-earning deposits     3,703       184  4.97%       841        46  5.47%     5,717       268  4.69%
                             -------  --------  ----    -------  --------  ----    -------  --------  ----
Total interest-earning
 assets                   $1,085,707   $80,797  7.44% 1,071,748   $77,696  7.25%   826,239   $59,314  7.17%
                           ---------    ------        ---------    ------          -------    ------
Non-interest earning assets   54,322                     47,322                     35,486
                           ---------                  ---------                    -------
 Total assets             $1,140,029                 $1,119,070                   $861,725
                          ==========                 ==========                   ========

Interest-bearing liabilities:
 Savings accounts            $96,812    $3,350  3.46%   $85,204    $2,392  2.81%   $73,974    $2,394  3.24%
 Demand and NOW accounts     152,906     3,710  2.43%   150,097     3,973  2.65%   140,157     3,711  2.65%
 Certificate accounts        456,881    27,435  6.00%   454,059    24,011  5.29%   401,286    20,983  5.23%
                             -------  --------  ----    -------  --------  ----    -------  --------  ----
Total deposits               706,599    34,495  4.88%   689,360    30,376  4.41%   615,417    27,088  4.40%

FHLB advances                304,631    19,749  6.48%   314,488    18,131  5.77%   139,240     7,275  5.22%
Other borrowings (4)           2,916       212  7.27%     2,032       218 10.73%       167         9  5.38%
                             -------  --------  ----    -------  --------  ----    -------  --------  ----
Total borrowings             307,547    19,961  6.49%   316,520    18,349  5.80%   139,407     7,284  5.22%
                             -------  --------  ----    -------  --------  ----    -------  --------  ----
Total Interest-bearing
 liabilities               1,014,146    54,456  5.37% 1,005,880    48,725  4.84%   754,824    34,372  4.55%
Non-interest-bearing
 liabilities                  32,498                     26,622                     22,652
                           ---------                  ---------                    -------
Total liabilities          1,046,644                  1,032,502                    777,476
Stockholders' equity          93,385                     86,568                     84,249
                           ---------                  ---------                    -------
Total liabilities and
 stockholders' equity     $1,140,029                 $1,119,070                   $861,725
                          ==========                 ==========                   ========
Net interest income                    $26,341                    $28,971                    $24,942
                                       =======                    =======                    =======
Interest rate spread (5)                        2.07%                      2.41%                      2.62%
Net interest margin (6)                         2.43%                      2.70%                      3.01%
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities                                  107.06%                    106.55%                    109.46%

(1)   Includes loans available for sale, receivable on sale of loans and non-accrual loans.
(2)   Includes deferred loan fee amortization of ($366,000), ($270,000) and ($585,000) for the years ended June 30, 2001, 2000 and 1999, respectively.
(3)   Includes dividend accruals of $246,000 in fiscal 2001, which in prior years were not recognized until received.
(4)   Includes nine-months of Special Employee Retirement Program accruals in fiscal 2000, totaling $51,300.
(5)   Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(6)   Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

YIELDS EARNED AND RATES PAID. The following table sets forth (on a consolidated basis) for the periods and at the dates indicated the weighted average yields earned on the Savings Bank's assets and the weighted average interest rates paid on the Savings Bank's liabilities, together with the net yield on interest-earning assets.

                                                         Year Ended June 30,
                                             Quarter   ------------------------
                                               Ended
                                             June 30,
                                                2001    2001    2000    1999
-------------------------------------------------------------------------------
Weighted average yield on:

Loans receivable (1) ........................   7.67%   7.71%   7.52%   7.38%

Investment securities .......................   6.23%   6.26%   6.26%   6.13%

FHLB stock (2) ..............................   6.82%   8.50%   5.48%   5.08%

Interest-earning deposits ...................   3.98%   4.97%   5.47%   4.69%

-------------------------------------------------------------------------------
All interest earning assets .................   7.37%   7.44%   7.25%   7.17%

Weighted average rate paid on:

Passbook accounts ...........................   3.45%   3.46%   2.81%   3.24%

Demand and NOW accounts .....................   2.38%   2.43%   2.65%   2.65%

Certificate accounts ........................   5.94%   6.00%   5.29%   5.23%

FHLB advances ...............................   6.45%   6.48%   5.77%   5.22%

Other borrowings ............................   3.63%   7.27%  10.73%   5.38%

-------------------------------------------------------------------------------
All interest-bearing liabilities ............   5.27%   5.37%   4.84%   4.55%

Interest rate spread (3) ....................   2.10%   2.07%   2.41%   2.62%

Net interest margin (4) .....................   2.48%   2.43%   2.70%   3.01%
-------------------------------------------------------------------------------

(1)   Includes loans available for sale.
(2) Includes the accrual of the quarterly FHLB dividend, which began in the second quarter of fiscal 2001.
(3) Spread between weighted average rates on all interest-earning assets and all interest bearing liabilities.
(4)   Net interest income as a percentage of average interest-earning assets.

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

                                   Year Ended June 30, 2001         Year Ended June 30, 2000
                                   Compared to Year                 Compared to Year
                                   Ended June 30, 2000              Ended June 30, 1999
                                   Increase (Decrease) Due to       Increase (Decrease) Due to
                                   ------------------------------   ------------------------------
                                                    Rate/                           Rate/
                                    Rate   Volume   Volume   Net    Rate   Volume   Volume   Net
--------------------------------------------------------------------------------------------------
                               (In Thousands)
Interest income
 Loans receivable (1)..........    $1,573   $960     $24  $2,557   $1,034  $10,544   $209  $11,787
 Investment securities ........        (5)   (99)      -    (104)     137    5,995    127    6,259
 FHLB stock ...................       518     (5)     (3)    510       30      490     38      558
 Interest-bearing deposits ....        (5)   157     (14)    138       45     (229)   (38)    (222)
                                   ------ ------  ------  ------   ------   ------  -----  -------
Total net change in income
 on interest-earning assets ...     2,081  1,013       7   3,101    1,246   16,800    336   18,382
                                   ------ ------  ------  ------   ------   ------  -----  -------
Interest-bearing liabilities:
 Passbook accounts ............       556    326      76     958     (317)     363    (48)      (2)
 Demand and NOW accounts ......      (331)    74      (6)   (263)      (1)     263      -      262
 Certificate accounts .........     3,255    149      20   3,424      238    2,759     31    3,028
 FHLB advances ................       776    760      82   1,618      753    9,156    947   10,856
 Other borrowings .............       (70)    95     (31)     (6)       9      100    100      209
                                   ------ ------  ------  ------   ------   ------  -----  -------
Total net change in expense on
 interest bearing liabilities       4,186  1,404     141   5,731      682   12,641  1,030   14,353
                                   ------ ------  ------  ------   ------   ------  -----  -------
Net change in net
 interest income .............    $(2,105) $(391) $(134) (2,630)   $ 564   $4,159  $(694)  $4,029
                                  =======  ====== ====== ======    =====   ======  =====   ======

(1) Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS.

Statement of Financial Accounting Standard ("SFAS") No. 133: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in fair value of the derivative and the hedge item will be recognized in earnings. If the derivatives is designated in a cash flow hedge, changes in the fair value of the derivative will be recorded in accumulated other comprehensive income and will be recognized in the income statement when the hedge item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationship, as well as ongoing effectiveness assessments, in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings

The Corporation adopted SFAS No. 133 on July 1, 2000. There was no material impact upon its adoption.

SFAS No. 140:
-------------
SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities," was issued in September 2000 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without consideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassifications of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 did not have a material impact on the results of operations, financial position or cash flows of the Corporation.


SFAS No. 141:
-------------
SFAS No. 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. The adoption of this statement will have no material impact on the Corporation's financial position, results of operations or cash flows.


SFAS No. 142:
-------------
SFAS No. 142, "Goodwill and Other Intangible Assets," is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The adoption of this statement will have no material impact on the Corporation's financial position, results of operations or cash flows.


SUBSEQUENT EVENTS. No major subsequent events have occurred which have a material impact to the financial statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------
For Consolidated Financial Statements and Notes to Consolidated Financial Statements, refer to the index on page 52.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------
As filed on Form 8-K on December 19, 2000, the Corporation dismissed PricewaterhouseCoopers LLP and engaged Deloitte & Touche LLP as the Corporation's certifying accountant on December 12, 2000. The decision to dismiss PricewaterhouseCoopers LLP and engage Deloitte & Touche LLP was made by the Board of Directors upon the recommendation of Management. During the latest two fiscal years ended June 30, 1999 and 2000 and the subsequent interim period preceding PricewaterhouseCoopers' dismissal, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.


                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------
The information concerning the Corporation's directors required by this Item is incorporated by reference from the information set forth under "Proposal I - Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement.

             EXECUTIVE OFFICERS OF THE CORPORATION AND SAVINGS BANK

                    Age at
                   June 30,               Position
Name                2001    Corporation                 Savings Bank
----               -------  -----------                 ------------
Craig G. Blunden     53     President, Chief Executive  President, Chief
                            Officer and Director        Executive Officer and
                                                        Director

Robert G. Schrader   62     Secretary and Director      Executive Vice
                                                        President, Chief
                                                        Operating Officer,
                                                        Secretary and Director

Donavon P. Ternes    41     Chief Financial Officer     Senior Vice President
                                                        and Chief Financial
                                                        Officer

Donald L. Blanchard  51     N/A                         Senior Vice President,
                                                        Retail Banking

Lilian Brunner       46     N/A                         Senior Vice President,
                                                        Chief Information
                                                        Officer

Richard L. Gale      50     N/A                         Senior Vice President,
                                                        Mortgage Banking

Biographical Information

Set forth below is certain information regarding the Executive Officers of the Corporation and the Savings Bank. There are no family relationships among or between the directors or executive officers.

Craig G. Blunden has been associated with the Savings Bank since 1974 and has held his current positions at the Savings Bank since 1991 and as President and Chief Executive Officer of the Corporation since its formation in 1996. Mr. Blunden also serves on the Board of Directors for the Federal Home Loan Bank of San Francisco and the Greater Riverside Chambers of Commerce and is the Chairman of the Western League of Savings Institutions.

Robert G. Schrader has been associated with the Savings Bank since 1963 and has served as Executive Vice President of the Savings Bank since January 1995. From 1990 through 1994, Mr. Schrader served as Senior Vice President of the Savings Bank. Mr. Schrader has held his current position with the Corporation since its formation in 1996.

Donavon P. Ternes joined the Savings Bank as Senior Vice President and Chief Financial Officer on November 1, 2000. Prior to joining the Savings Bank, Mr. Ternes was the President, Chief Executive Officer, Chief Financial Officer and Director of Mission Savings and Loan Association in Riverside, California for over 11 years.

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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------
The information required by this Item is incorporated by reference to the information under "Executive Compensation" and "Directors' Compensation" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------
The information required by this Item is incorporated by reference to the information under "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------
The information required by this Item is incorporated by reference to the information under "Transactions with Management" in the Proxy Statement.


                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) 1.  FINANCIAL STATEMENTS
        See Index to Consolidated Financial Statements on page 52.

    2.  FINANCIAL STATEMENT SCHEDULES
        Schedules to the consolidated financial statements have been omitted as the required information is inapplicable.

(b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE REGISTRANT'S FISCAL YEAR ENDED JUNE 30, 2001
        None

(c)     EXHIBITS
        Exhibits are available from the Corporation by written request

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

        10.5 1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation's proxy statement dated December 12,
              1996)

        10.6 Severance Agreement with Richard Gale (incorporated by reference to Exhibit 10.6 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1998)

        10.7 Severance Agreement with Donald Blanchard (incorporated by reference to Exhibit 10.8 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1998)

        10.8 Severance Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.8 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2001)

        13.   Annual Report

        21.   Subsidiaries of Registrant

        23.   Consents of Independent Accountants


                             SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PROVIDENT FINANCIAL HOLDINGS, INC.



                                      By: /s/Craig G. Blunden
                                          -------------------
Date: September 27, 2001                  Craig G. Blunden
                                          President and Chief Executive Officer


    Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURES                   TITLE                          DATE
  ----------                   -----                          ----

/s/Craig G. Blunden
-------------------
Craig G. Blunden           President, Chief                 September 27, 2001
                           Executive Officer and
                           Director (Principal
                           Executive Officer)

/s/Donavon P. Ternes
--------------------
Donavon P. Ternes          Chief Financial Officer          September 27, 2001
                           (Principal Financial
                           and Accounting Officer)


/s/Robert G. Schrader
---------------------
Robert G. Schrader         Secretary and Director           September 27, 2001

/s/Bruce W. Bennett
-------------------
Bruce W. Bennett           Director                         September 27, 2001



/s/Debbi H. Guthrie
-------------------
Debbi H. Guthrie           Director                         September 27, 2001



/s/Roy H. Taylor
----------------
Roy H. Taylor              Director                         September 27, 2001



/s/William E. Thomas
--------------------
William E. Thomas          Director                         September 27, 2001


/s/Joseph P. Barr
-----------------
Joseph P. Barr             Director                         September 27, 2001

                   CONSOLIDATED FINANCIAL STATEMENTS OF
                    PROVIDENT FINANCIAL HOLDINGS, INC.


                           INDEX


Independent Auditors' Reports ................................              53
Consolidated Statements of Financial Condition as of June 30,
  2001 and 2000 ..............................................              55
Consolidated Statements of Operations for the years ended June
  30, 2001, 2000 and 1999 ....................................              56
Consolidated Statements of Stockholders' Equity for the years
  ended June 30, 2001, 2000 and 1999 .........................              57
Consolidated Statements of Cash Flows for the years ended June
  30, 2001, 2000 and 1999 ....................................              58
Notes to Consolidated Financial Statements ...................              60

                      INDEPENDENT AUDITORS' REPORT
==============================================================================

To the Board of Directors and Stockholders of Provident Financial Holdings, Inc.

We have audited the accompanying consolidated statement of financial condition of Provident Financial Holdings, Inc. and subsidiary (the Corporation) as of June 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and subsidiary as of June 30, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Deloitte & Touche LLP

Costa Mesa, California
August 31, 2001

                      INDEPENDENT AUDITORS' REPORT
==============================================================================

To the Board of Directors and Stockholders of Provident Financial Holdings, Inc.

In our opinion, the accompanying consolidated statement of financial condition as of June 30, 2000 and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the two years in the period ended June 30, 2000 present fairly, in all material respects, the financial position, results of operations and cash flows of Provident Financial Holdings, Inc. and its subsidiary at June 30, 2000 and for each of the two years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Provident Financial Holdings, Inc. for any period subsequent to June 30, 2000.


/s/PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
Los Angeles, CA
August 4, 2000

                Consolidated Statements of Financial Condition

(Dollars in Thousands)
------------------------------------------------------------------------------

                                                            June 30,
                                                 -----------------------------
                                                       2001           2000
==============================================================================
Assets
Cash..............................................$     23,839    $    18,965
Overnight deposits................................       3,000              -
------------------------------------------------------------------------------
Cash and cash equivalents.........................      26,839         18,965
Investment securities - held to maturity
 (fair value $162,498 and $166,059, respectively).     163,332        175,234
Investment securities - available for sale at
 fair value.......................................      41,166         24,382
Loans held for investment, net of allowance for
 loan losses of $6,068 and $6,850, respectively...     697,191        824,747
Loans held for sale, at lower of cost or market...       2,175          1,505
Receivable from sale of loans.....................     137,286         51,482
Accrued interest receivable.......................       7,001          7,391
Real estate held for investment, net..............      11,543         12,380
Other real estate owned, net......................         224          1,047
Federal Home Loan Bank stock......................      16,436         17,287
Premises and equipment, net.......................       7,563          7,525
Prepaid expenses and other assets.................       6,470          5,859
------------------------------------------------------------------------------
     Total assets................................. $ 1,117,226    $ 1,147,804
==============================================================================

Liabilities and Stockholders' Equity
Liabilities:
 Non-interest-bearing accounts.................... $    25,031    $    18,666
 Interest bearing deposits........................     705,010        677,792
------------------------------------------------------------------------------
     Total deposits...............................     730,041        696,458
 Borrowings.......................................     265,830        341,668
 Accounts payable, accrued interest and other
  liabilities.....................................      24,097         20,711
------------------------------------------------------------------------------
     Total liabilities............................   1,019,968      1,058,837

Commitments and contingencies (Note 14)
Stockholder's equity:
 Preferred stock, $.01 par value; (2,000,000
  shares authorized; none issued and outstanding).           -              -
 Common stock, $.01 par value; (15,000,000 share
  authorized; 5,128,215 and 5,125,215 shares
  issued, respectively; 3,810,909 and 3,922,066
  shares outstanding, respectively)...............          51             51
 Additional paid-in capital.......................      51,544         51,249
 Retained earnings................................      73,697         64,811
 Treasury stock at cost (1,317,306 and
  1,203,149 shares, respectively).................     (24,993)       (22,696)
 Unearned stock compensation......................      (3,766)        (4,634)
 Accumulated other comprehensive income,
  net of tax......................................         725            186
------------------------------------------------------------------------------
     Total stockholders' equity...................      97,258         88,967
------------------------------------------------------------------------------
     Total liabilities and stockholders' equity... $ 1,117,226    $ 1,147,804
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                    Consolidated Statements of Operations

(Dollars in Thousands)
------------------------------------------------------------------------------
                                                       Year Ended June 30,
                                             ---------------------------------
                                                 2001       2000      1999
==============================================================================
Interest income:
 Loans receivable, net...................... $  66,561  $  64,004  $  52,217
 Investment securities......................    12,603     12,707      6,448
 FHLB stock.................................     1,449        939        381
 Interest-earning deposits..................       184         46        268
     Total interest income..................    80,797     77,696     59,314

Interest expense:
 Deposits...................................    34,495     30,376     27,088
 Borrowings ................................    19,961     18,349      7,284
     Total interest expense.................    54,456     48,725     34,372

Net interest income, before provision
 for loan losses............................    26,341     28,971     24,942
Provision for loan losses...................         -        250        525

     Net interest income, after
      provision for loan losses.............    26,341     28,721     24,417

Non-interest income:
 Loan servicing and other fees..............     2,088      2,673      2,714
 Gain on sale of loans, net.................     7,670      3,248      6,590
 Real estate operations, net................       870        544      6,971
 Deposit account fees.......................     1,330        922        749
 Other......................................     1,646      1,415      1,295
     Total non-interest income..............    13,604      8,802     18,319

Non-interest expense:
 Salaries and employee benefits.............    15,689     15,024     15,268
 Premises and occupancy.....................     1,879      2,023      1,966
 Equipment expense..........................     1,777      2,258      1,390
 Professional expense.......................       533        681      1,028
 Sales and marketing expense ...............     1,130      1,055        767
 Other......................................     3,697      3,916      4,298
------------------------------------------------------------------------------
     Total non-interest expense.............    24,705     24,957     24,717
------------------------------------------------------------------------------
 Income before income taxes.................    15,240     12,566     18,019
 Provision for income taxes.................     6,354      5,310      7,554
------------------------------------------------------------------------------
     Net income............................. $   8,886  $   7,256  $  10,465
==============================================================================
Basic earnings per share.................... $    2.54  $    1.99  $    2.56
==============================================================================
Diluted earnings per share.................. $    2.47  $    1.96  $    2.53
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                                 Consolidated Statements of Stockholders' Equity

(Dollars in Thousands, except shares)
------------------------------------------------------------------------------------------------------------
                                                                                          Accumulat-
                                                                                           ed Other
                                                                                           Compre-
                                    Common       Addi-                                     hensive
                                    Stock        tional                        Unearned    Income,
                                                Paid-in  Retained Treasury       Stock      net
                              Shares    Amount  Capital  Earnings   Stock    Compensation  of tax    Total
============================================================================================================
Balance at June 30, 1998.... 4,854,125    $ 51  $50,875  $47,090   $ (5,305)  $ (6,654)    $ 593    $86,650
Comprehensive income:
 Net income.................                              10,465                                     10,465
 Unrealized holding gain
  on securities available for
  sale, net of tax..........                                                                 151        151
                                                                                                     -------
Total comprehensive income..                                                                         10,616
Purchase of treasury stock..  (468,340)                              (8,784)                         (8,784)
Release of shares under
 stock based compensation
 plans......................                        194                          1,010                1,204
------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999.... 4,385,785      51   51,069   57,555    (14,089)    (5,644)      744     89,686

Comprehensive income:
 Net income.................                               7,256                                      7,256
 Unrealized holding loss on
  securities available for
  sale, net of tax..........                                                                (558)      (558)
Total comprehensive income..                                                                          6,698
Purchase of treasury stock..  (463,719)                              (8,607)                         (8,607)
Release of shares under
 stock based compensation
 plans......................                        180                          1,010                1,190
------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000.... 3,922,066      51   51,249   64,811    (22,696)    (4,634)      186     88,967
Comprehensive income:
Net income..................                               8,886                                      8,886
Urealized holding gain
 on securities available for
 sale, net of tax...........                                                                 539        539
                                                                                                      ------
Total comprehensive income..                                                                          9,425
Purchase of treasury stock..  (114,157)                              (2,297)                         (2,297)
Exercise of stock options...     3,000               46                                                  46
Release of shares under
 stock based compensation
 plans......................                        249                            868                1,117
------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001.... 3,810,909    $ 51  $51,544  $73,697   $(24,993)  $ (3,766)    $ 725    $97,258
============================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                    Consolidated Statements of Cash Flows

(Dollars in Thousands)
------------------------------------------------------------------------------
                                                    Year Ended June 30,
                                             ---------------------------------
                                                 2001       2000      1999
==============================================================================
Cash flows from operating activities:
 Net income................................. $   8,886  $   7,256  $  10,465
 Adjustments to reconcile net income to net
  cash (used for) provided by operating
  activities:
    Depreciation and amortization...........     2,281      2,124        392
    Provision for loan losses...............         -        250        525
    Provision for losses on real estate.....        37          -          -
    Gain on sale of loans...................    (7,670)    (3,248)    (6,590)
    Net (gain) loss on sale of
      investment securities.................      (248)         5        (41)
 Deferred income taxes......................     1,361        371        187
 Increase in accounts payable, accrued
  interest and other liabilities............     1,650        371      5,648
 Increase) decrease in prepaid expenses
  and other assets..........................      (239)     7,459    (12,639)
 Loans originated for sale..................  (772,059)  (407,221)  (613,538)
 Proceeds from sale of loans................   686,113    396,087    649,709
 Stock compensation.........................     1,117      1,190      1,204
------------------------------------------------------------------------------
     Net cash (used for) provided by
       operating activities.................   (78,771)     4,644     35,322

Cash flows from investing activities:
 Net decrease (increase) in loan
  receivables...............................   133,368   (155,329)   (47,468)
 Maturity and call of investment
  securities held to maturity...............   179,095      6,650     83,432
 Purchase of investment securities
  held to maturity..........................  (117,569)         -   (189,124)
 Purchase of investment securities
  available for sale........................   (72,904)   (23,280)    (6,443)
 Proceeds from sales of investment
  securities available for sale.............     7,734      3,220        919
 Sales (purchase) of Federal Home Loan
  Bank stock................................       851     (6,562)    (4,119)
 Net sales (purchases) of real estate.......     2,067    (11,308)     2,353
 Purchase of premises and equipment.........    (1,491)      (931)    (2,040)
------------------------------------------------------------------------------
    Net cash provided by (used for)
      investing activities.................. $ 131,151  $(187,540) $(162,490)
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                    Consolidated Statements of Cash Flows

(Dollars in Thousands)
------------------------------------------------------------------------------
                                                   Year Ended June 30,
                                          ------------------------------------
                                               2001       2000        1999
==============================================================================
Cash flows from financing activities:
 Net increase in deposits.................$   33,583  $    63,577  $   49,856
 Repayment of Federal Home Loan
  Bank advances...........................(1,099,708) (11,061,531) (2,379,408)
 Proceeds from Federal Home Loan Bank
  advances................................ 1,027,200   11,185,363   2,461,800
 (Repayment) proceeds from other
  borrowings..............................    (3,330)       3,330
 Treasury stock purchases.................    (2,297)      (8,607)     (8,784)
 Exercise of stock options................        46            -           -
------------------------------------------------------------------------------
     Net cash (used for) provided by
       financing activities...............   (44,506)     182,132     123,464
------------------------------------------------------------------------------
   Net increase (decrease) in cash and
     cash equivalents.....................     7,874         (764)     (3,704)

Cash and cash equivalents at beginning
 of year..................................    18,965       19,729      23,433
------------------------------------------------------------------------------
Cash and cash equivalents at end of year..$   26,839  $    18,965  $   19,729
==============================================================================

Supplemental information:
------------------------------------------------------------------------------
 Cash paid for interest...................$   53,680  $    48,280  $   35,155
------------------------------------------------------------------------------
 Cash paid for income taxes...............$    4,582  $     4,305  $    7,101
------------------------------------------------------------------------------
 Real estate acquired in settlement
  of loans................................$    1,044  $     1,144  $    1,775
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==============================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (DOLLARS IN THOUSANDS)

Provident Savings Bank, FSB (the Bank) converted from a federally chartered mutual savings bank to a federally chartered stock bank effective June 27, 1996. Provident Financial Holdings, Inc. (the Holding Company), a Delaware corporation organized by the Bank, acquired all of the capital stock of the Bank issued in the conversion; the transaction was recorded on a book value basis.

The Corporation operates in two business segments: Savings Bank Operations (Provident Savings Bank) and Mortgage Banking (Provident Bank Mortgage, a division of Provident Savings Bank). Savings Bank Operations include attracting deposits, offering banking services and originating multi- family residential real estate, business, commercial and consumer loans (primarily, overdraft and deposit loans). The primary commercial loans are real estate construction and commercial real estate loans. Provident Bank Mortgage's primary activities are originating single family (one-to-four units) and consumer (primarily, second mortgages and equity lines of credit) loans for sale to institutional investors as well as for investment. Deposits are collected substantially from twelve deposit branch locations located in Riverside and San Bernardino Counties. The mortgage banking loans are originated from five free-standing lending offices in Southern California, as well as from the retail branches.

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets.

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies of Provident Financial Holdings, Inc. and its subsidiary.

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

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==============================================================================

Cash and cash equivalents
Cash and cash equivalents include cash on hand and due from banks, as well as overnight deposits placed at its correspondent banks.

Investment Securities
The Corporation classifies its qualifying investments as available for sale or held to maturity. The Corporation's policy of classifying investments as held to maturity is based upon its ability and management's positive intent to hold such securities to maturity. Securities expected to be held to maturity are carried at amortized historical cost. All other securities are classified as available for sale and are carried at fair value. Fair value is determined based upon quoted market prices. Unrealized holding gains and losses on securities available for sale are included in other comprehensive income, net of tax. Gains and losses on dispositions of investment securities are included in non-interest income and are determined using the specific identification method. Purchase premiums and discounts are amortized over the life of the securities using the interest method over the terms of the securities.

Loans
Loans held for investment consist primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land. The adjustable-rate mortgage (ARM) is the Corporation's primary loan investment. In addition to the ARMs, commercial business banking, construction, commercial real estate, second mortgage and consumer loans are becoming a substantial part of the loan portfolio. These loans are generally offered to customers and businesses located in Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and to a lesser extent in Orange, Los Angeles and other counties. Loan origination fees and certain direct origination expenses are deferred and amortized to interest income on loans over the contractual life of the loan using the interest method. The amortization is discontinued for non-performing loans.

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

Receivable from sale of loans
Receivable from sale of loans represents expected settlement proceeds from the sale of loans which closed as of June 30, 2001 but have not settled. The duration of the loan sale settlement generally ranges from 30 to 45 days.

Provident Bank Mortgage activities
Loans are originated for both investment and sale in the secondary market. Since the Corporation is primarily an adjustable-rate mortgage and consumer lender for its own portfolio, most fixed-rate products are originated for sale to institutional investors.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==============================================================================

Loans held for sale are carried at the lower of cost or fair value. Fair value is generally determined by outstanding commitments from investors or current investor's yield requirements as calculated on the aggregate loan basis. Loans are sold without recourse other than normal representations and warranties. Most loans are sold with servicing released. For some loans sold, the Corporation may retain the servicing rights in order to generate servicing income. Where the Corporation continues to service loans after sale, investors are paid their share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loan's contractual interest rate.

Gains or losses on sales of loans, including fees received or paid, are recognized at the time of sale and are determined by the difference between the net sales proceeds and the book value of the loans sold. When loans are sold with servicing retained, the carrying value is allocated between the assets transferred and the fair value of the retained servicing in determining the amount of gain. Servicing assets and liabilities are amortized over the estimated life of the net servicing income or loss and are assessed for subsequent impairment. There were no servicing assets or liabilities as of June 30, 2001 and 2000.

Allowance for loan losses
It is the policy of the Corporation to provide for an allowance for loss on losses inherent in the portfolio as of the balance sheet date when any significant and permanent decline in the borrower's ability to pay or in the value of the underlying collateral occurs. Periodic reviews are made in an attempt to identify potential problems at an early stage. Individual loans are periodically reviewed and are classified according to their inherent risk. The internal asset review policy used by the Corporation is the primary basis by which the Corporation evaluates the probable loss exposure. Management's determination of the adequacy of the allowance for losses is based on an evaluation of the portfolio, past experience, prevailing market conditions, and other relevant factors. The determination of the allowance for loan losses is based on estimates that are particularly susceptible to changes in the economic environment and market conditions. The allowance is increased by the provision for losses charged against income and reduced by charge-offs, net of recoveries.

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

Other real estate owned
Other real estate acquired through foreclosure is initially recorded at the lesser of the loan balance at the time of foreclosure or the fair value of the real estate acquired, less estimated selling costs. All real estate owned is carried at the lower of cost or fair value, less estimated selling costs. Real estate loss provisions are recorded when the carrying value of the property exceeds the fair value. Costs relating to improvement of property are capitalized. Other costs are expensed as incurred.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==============================================================================

Premises and equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed primarily on a straight-line basis over the estimated useful lives as follows:

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

Net income per common share (EPS)
Basic EPS represents net income divided by the weighted average common shares outstanding during the period excluding any potential dilutive effects. Diluted EPS gives effect to all potential issuances of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. Accordingly, diluted EPS reflects an increase in the weighted average shares outstanding due to the assumed exercise of stock options and the vesting of restricted stock.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==============================================================================

Employee Stock Ownership Plan (ESOP)
The Corporation recognizes compensation expense when shares are committed to be released to directly compensate employees in an amount equal to the fair value of the shares so committed. The difference between the amount of compensation expense and the cost of the shares released is recorded as additional paid-in capital. Therefore, total stockholders' equity is not affected.

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

Comprehensive income
Accounting principles generally require that realized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains or losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:
                                              For the Year Ended June 30,
                                             ----------------------------
                                              2001        2000      1999
                                             ----------------------------
                                                      (In Thousands)
=========================================================================
Unrealized holding gains (losses) on
 available-for-sale securities, net....... $  1,162     $  (951)  $   297
Reclassification adjustment for (gains)
 losses realized income...................     (248)          5       (41)
-------------------------------------------------------------------------
Net unrealized gains (losses).............      914        (946)      256
Tax effect................................     (375)        388      (105)
-------------------------------------------------------------------------
Net-of-tax amount......................... $    539     $  (558)  $   151
=========================================================================

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==============================================================================

Recent Accounting Pronouncements

Statement of Financial Accounting Standard ("SFAS") No. 133:
-----------------------------------------------------------
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in fair value of the derivative and the hedge item will be recognized in earnings. If the derivative is designated in a cash flow hedge, changes in the fair value of the derivative will be recorded in accumulated other comprehensive income and will be recognized in the income statement when the hedge item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, in order for hedge accounting to be used. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

The Corporation adopted SFAS No. 133 on July 1, 2000. There was no material impact upon adoption.

SFAS No. 140:
------------
SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities," was issued in September 2000 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without consideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassifications of collateral, and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 did not have a material impact on the results of operations, financial position or cash flows of the Corporation.

SFAS No. 141:
------------
SFAS No. 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The use of the pooling-of-interest method is no longer allowed. The adoption of this statement will have no material impact on the Corporation's financial position, results of operations or cash flows.

SFAS No. 142:
------------
SFAS No. 142, "Goodwill and Other Intangible Assets," is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead, be tested for impairment at least annually. The adoption of this statement will have no material impact on the Corporation's financial position, results of operations or cash flows.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==============================================================================

2.   INVESTMENT SECURITIES (DOLLARS IN THOUSANDS):

The amortized cost and estimated fair value of investment securities as of June 30, 2001 were as follows:
                                    Gross       Gross    Estimated
                        Amortized Unrealized  Unrealized   Fair    Carrying
                          Cost      Gains      (Losses)   Value      Value
==============================================================================

Held to maturity

 U.S. government
  agency securities
  and corporate bonds..$ 163,316   $     79    $   (921) $ 162,474 $ 163,316
 Other.................       16          8           -         24        16
------------------------------------------------------------------------------
 Total held to
  maturity.............  163,332         87        (921)   162,498   163,332

Available for sale
 FHLMC stock...........       20      1,205           -      1,225     1,225

 FNMA stock............        1         32           -         33        33
 U.S. government
  agency securities
  and corporate bonds..   39,919        103        (114)    39,908    39,908
------------------------------------------------------------------------------
     Total available
      for sale.........   39,940      1,340        (114)    41,166    41,166
------------------------------------------------------------------------------
Total investment
 securities............$ 203,272  $   1,427   $  (1,035) $ 203,664 $ 204,498
==============================================================================

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==============================================================================

The amortized cost and estimated fair value of investment securities as of June 30, 2000 were as follows:

                                    Gross       Gross    Estimated
                        Amortized Unrealized  Unrealized   Fair    Carrying
                          Cost      Gains      (Losses)   Value      Value
==============================================================================
Held to maturity
 U.S. government
  agency securities
  and corporate bonds..$ 175,214   $      -    $ (9,185) $ 166,029 $ 175,214
 Other.................       20         10           -         30        20
------------------------------------------------------------------------------
     Total held
      to maturity......  175,234         10      (9,185)   166,059   175,234
Available for sale
 FHLMC stock............      20        790           -        810       810
 FNMA stock.............       1         72           -         73        73
 Equity securities......      49          -         (17)        32        32
 U.S. government
  agency securities and
  corporate bonds.......  23,997          -        (530)    23,467    23,467
------------------------------------------------------------------------------
     Total available
      for sale..........  24,067        862        (547)    24,382    24,382
------------------------------------------------------------------------------
Total investment
 securities.............$199,301   $    872   $  (9,732) $ 190,441 $ 199,616
==============================================================================

Gross realized gains on sale of investment securities during the year ended June 30, 2001, 2000 and 1999 were $253, $55 and $42, respectively; while the gross realized losses were $5, $60 and $1, respectively.

The maturities of investment securities were as follows:

                                  June 30, 2001            June 30, 2000
                             -------------------------------------------------
                                          Estimated                  Estimated
                             Amortized      Fair        Amortized      Fair
                               Cost         Value         Cost         Value
==============================================================================
Held to maturity

Due in one year............ $      -      $      -      $      -    $      -
Due after one through
 five years................   64,712        64,403        48,262      45,829
Due after five through
 ten years.................   98,620        98,095       126,972     120,230
------------------------------------------------------------------------------
                             163,332       162,498       175,234     166,059
Available for sale

Due in one year............        -             -             -           -
Due after one through
 five years................   13,987        13,987        11,997      11,784
Due after five through
 ten years.................   25,932        25,921        12,000      11,683
------------------------------------------------------------------------------
                              39,919        39,908        23,997      23,467
------------------------------------------------------------------------------
Total investment
 securities................$ 203,251     $ 202,406     $ 199,231   $ 189,526
==============================================================================

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==============================================================================

3.   LOANS HELD FOR INVESTMENT (DOLLARS IN THOUSANDS):

Loans held for investment consisted of the following:

                                                           June 30,
                                                   ---------------------------
                                                      2001         2000
==============================================================================

Residential real estate - single family............$ 520,651    $ 651,116
Residential real estate - multi-family.............   37,352       41,437
Commercial real estate.............................   48,208       45,907
Real estate construction...........................   61,889       47,011
Commercial business lending........................   25,441       19,721
Consumer...........................................   35,881       47,618
Others.............................................    1,723        1,402
------------------------------------------------------------------------------
                                                     731,145      854,212

Less:
 Undisbursed loan funds............................   27,917       23,407
 Deferred loan fees (costs)........................      (51)        (813)
 Unearned discounts on loans purchased.............       20           21
 Allowance for loan losses.........................    6,068        6,850
------------------------------------------------------------------------------
Total loans held for investment....................$ 697,191    $ 824,747
==============================================================================

Fixed-rate loans comprised 13% and 15% of the loan portfolio at June 30, 2001 and 2000, respectively.

The following summarizes the components of the net change in the allowance for loan losses:

                                                   Year Ended June 30,
                                           -----------------------------------
                                              2001         2000       1999
==============================================================================

Balance, beginning of period..............$  6,850      $  6,702   $  6,186
Provision for losses......................       -           250        525
Recoveries................................      28            31        300
Charge-offs...............................    (810)         (133)      (309)
------------------------------------------------------------------------------
Balance, end of period....................$  6,068      $  6,850   $  6,702
==============================================================================

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==============================================================================

The effect of non-accrual and restructured loans on interest income for the years ended June 30, 2001 2000 and 1999 is presented below:

                                                   Year Ended June 30,
                                           -----------------------------------
                                              2001         2000       1999
==============================================================================

Contractual interest due..................  $   146      $  304      $  399
Interest recognized.......................       40         234         145
------------------------------------------------------------------------------
Net interest foregone.....................  $   106      $   70      $  254
==============================================================================

At June 30, 2001 and 2000, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

The following table identifies the Corporation's total recorded investment in impaired loans, net of specific allowances, by type at June 30, 2001 and 2000:

                                                     June 30, 2001
                                           -----------------------------------
                                                        Allowance
                                            Recorded    For Loan       Net
                                           Investment    Losses    Investment
==============================================================================

Residential real estate - single family:
  With a related allowance................ $     470    $   (202)  $     268
  Without a related allowance.............     1,087           -       1,087
------------------------------------------------------------------------------
Total residential real estate - single
 family...................................     1,557        (202)      1,355
------------------------------------------------------------------------------
Residential real estate - multi-family:
  With a related allowance................       199         (67)        132
Without a related allowance...............         -           -           -
------------------------------------------------------------------------------
Total residential real estate -
 multi-family.............................       199         (67)        132
------------------------------------------------------------------------------

Commercial real estate:
  With a related allowance................     2,183        (755)      1,428
  Without a related allowance.............         -           -           -
------------------------------------------------------------------------------
Total commercial real estate..............     2,183        (755)      1,428
------------------------------------------------------------------------------
Commercial business lending:
  With a related allowance................     1,197        (392)        805
  Without a related allowance.............       285           -         285
------------------------------------------------------------------------------
Total commercial business lending.........     1,482        (392)      1,090
------------------------------------------------------------------------------
Consumer:
  With a related allowance................        78         (63)         15
  Without a related allowance.............         9           -           9
------------------------------------------------------------------------------
Total consumer............................        87         (63)         24
------------------------------------------------------------------------------
Total impaired loans......................  $  5,508   $  (1,479)   $  4,029
==============================================================================

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==============================================================================

                                                     June 30, 2000
                                           -----------------------------------
                                                        Allowance
                                            Recorded    For Loan       Net
                                           Investment    Losses    Investment
==============================================================================

Residential real estate - single family:
  With a related allowance................ $     227    $    (24)  $     203
  Without a related allowance.............       750           -         750
------------------------------------------------------------------------------
Total residential real estate -
 single family............................       977         (24)        953
------------------------------------------------------------------------------

Residential real estate - multi-family:
  With a related allowance................       204         (67)        137
  Without a related allowance.............         -           -           -
------------------------------------------------------------------------------
Total residential real estate -
 multi-family.............................       204         (67)        137
------------------------------------------------------------------------------

Commercial real estate:
  With a related allowance................     2,198        (717)      1,481
  Without a related allowance.............         -           -           -
------------------------------------------------------------------------------
Total commercial real estate..............     2,198        (717)      1,481
------------------------------------------------------------------------------

Consumer:
  With a related allowance................        13           -          13
  Without a related allowance.............         -           -           -
------------------------------------------------------------------------------
Total consumer............................        13           -          13
------------------------------------------------------------------------------

Total impaired loans......................  $  3,392     $  (808)   $  2,584
==============================================================================

During the years ended June 30, 2001, 2000 and 1999, the Corporation's average investment in impaired loans was $4,183, $4,325 and $4,526, respectively, the imputed interest income during these periods was $352, $304 and $254, respectively, while the interest income recognized on a cash basis was $296, $234 and $175, respectively. The Corporation records interest on non-accrual loans utilizing the cash basis method of accounting during periods when the loans are in non-accrual status.

In the ordinary course of business, the Bank makes loans to its directors, officers and employees at substantially the same terms prevailing at the time of origination for comparable transactions with borrowers. The following is a summary of related party loan activity:
                                                   Year Ended June 30,
                                           -----------------------------------
                                              2001         2000       1999
==============================================================================
Balance, beginning of period..............$   3,443    $   2,362   $   2,741
Originations..............................    2,257        1,744       2,260
Payments..................................   (1,576)        (632)     (2,243)
Terminations..............................   (1,263)         (31)       (396)
------------------------------------------------------------------------------
Balance, end of period....................$   2,861    $   3,443   $   2,362
==============================================================================

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==============================================================================

4.  Provident Bank Mortgage (Dollars in Thousands):

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation:

                                                  Year Ended June 30,
                                        --------------------------------------
                                          2001          2000          1999
==============================================================================

Loans serviced for Federal Home Loan
  Mortgage Corporation..................  $ 72,500     $ 89,811      $108,285

Loans serviced for Federal National
  Mortgage Association..................   107,632      141,148       167,904

Loans serviced for other investors......    23,680       30,224        38,839

------------------------------------------------------------------------------
Total loans serviced for others.........  $203,812     $261,183      $315,028
==============================================================================

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Corporation held borrowers' escrow balances related to loans serviced for others of $379, $397 and $602 as of June 30, 2001, 2000 and 1999, respectively. These escrow balances are included in deposits in the accompanying consolidated balance sheets.


Loans sold consisted of the following:


                                                  Year Ended June 30,
                                        --------------------------------------
                                          2001          2000          1999
==============================================================================

Loans sold:
   Servicing - released................  $678,443       $388,583      $648,141
   Servicing - retained................         -          1,275         1,568
------------------------------------------------------------------------------
Total loans sold.......................  $678,443       $389,858      $649,709
==============================================================================


Loans held for sale consisted of the following:


                                                                June 30,
                                                       -----------------------
                                                        2001             2000
==============================================================================

Adjustable rate....................................    $  594          $  889
Fixed rate.........................................     1,581             616
------------------------------------------------------------------------------
Total loans held for sale..........................    $2,175          $1,505
==============================================================================

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

5.  REAL ESTATE HELD FOR INVESTMENT AND OTHER REAL ESTATE OWNED
    (Dollars in Thousands):

Real estate consisted of the following:
                                                                June 30,
                                                       -----------------------
                                                        2001          2000
==============================================================================

Real estate held for investment .....................   $ 11,543     $ 12,400
Other real estate owned .............................        241        1,059
------------------------------------------------------------------------------
                                                          11,784       13,459

Allowance for estimated losses:
  Real estate held for investment....................          -          (20)
Other real estate owned .............................        (17)         (12)
------------------------------------------------------------------------------
                                                             (17)         (32)
------------------------------------------------------------------------------
Total real estate, net...............................   $ 11,767     $ 13,427
==============================================================================


The following summarizes the components of the net change in the allowance for losses on real estate:

                                                  Year Ended June 30,
                                        --------------------------------------
                                          2001          2000          1999
==============================================================================

Balance, beginning of period............  $  32         $  52         $ 611
Provisions for losses...................     37             -             -
Charge-offs ............................    (52)          (20)         (559)
------------------------------------------------------------------------------
Balance, end of period..................  $  17         $  32         $  52
==============================================================================



6.     PREMISES AND EQUIPMENT (DOLLARS IN THOUSANDS):

Premises and equipment consisted of the following:

                                                                June 30,
                                                       -----------------------
                                                        2001          2000
==============================================================================


Land................................................   $  2,241      $  2,532
Buildings ..........................................      6,321         6,312
Leasehold improvements .............................        641           640
Furniture and equipment.............................     11,107         9,538
Automobiles ........................................        117           121
------------------------------------------------------------------------------
                                                         20,427        19,143
Less accumulated depreciation and amortization......    (12,864)      (11,618)
------------------------------------------------------------------------------
Total premises and equipment, net...................   $  7,563      $  7,525
==============================================================================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

Depreciation and amortization expense for the years ended June 30, 2001, 2000 and 1999 amounted to $1,453, $1,829 and $773, respectively.

7.  DEPOSITS (DOLLARS IN THOUSANDS):

                                    June 30, 2001           June 30, 2000
                             -------------------------------------------------
                             Interest Rate   Amount     Interest Rate   Amount
==============================================================================

Checking deposits..........    0% - 2.47%    $112,620     0% - 2.96%  $ 92,115
Passbook deposits..........    0% - 4.88%     115,304  1.98% - 5.69%    86,417
Money market deposits......    0% - 3.68%      46,084     0% - 3.93%    57,258
Term deposits
  Under $100,000 .......... 1.95% - 7.25%     326,327  2.00% - 7.23%   339,904
  $100,000 and over ....... 3.20% - 8.00%     129,706  3.93% - 8.00%   120,764
------------------------------------------------------------------------------
Total deposits.............                  $730,041                 $696,458
==============================================================================

Weighted average interest
 rate on deposits..........                     4.61%                    4.67%
==============================================================================


The aggregate annual maturities of term accounts are as follows:

                                                               June 30,
                                                        ---------------------
                                                        2001           2000
==============================================================================

One year or less....................................  $ 371,901     $ 320,711
Over one to two years ..............................     68,817        95,860
Over two to three years ............................      7,901        38,663
Over three to four years............................      3,577         2,175
Over four years ....................................      3,837         3,259
------------------------------------------------------------------------------
Total term deposits ................................  $ 456,033     $ 460,668
==============================================================================

Interest expense on deposits is summarized as follows:

                                                  Year Ended June 30,
                                        --------------------------------------
                                          2001          2000          1999
==============================================================================

Checking ...............................  $  1,635      $  1,679      $  1,018
Term deposits...........................    27,435        24,011        20,983
Money market deposits...................     2,075         2,294         2,693
Passbook deposits.......................     3,350         2,392         2,394
------------------------------------------------------------------------------
Total interest expense on deposits .....  $ 34,495      $ 30,376      $ 27,088
==============================================================================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

The Corporation is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserves are calculated based on deposit levels and amounted to zero and $207 at June 30, 2001 and 2000, respectively.

8.  BORROWINGS (DOLLARS IN THOUSANDS):

Borrowings consisted of the following:
                                                               June 30,
                                                        ---------------------
                                                         2001          2000
==============================================================================

Advances from Federal Home Loan Bank..................  $ 265,830    $ 338,338
A loan to facilitate purchase of investment property .          -        3,330
------------------------------------------------------------------------------
Total borrowings .....................................  $ 265,830    $ 341,668
==============================================================================

Advances from the Federal Home Loan Bank ("FHLB") were collateralized by pledges of certain real estate loans with an aggregate principal balance at June 30, 2001 and 2000 of $458,637 and $628,094, respectively. In addition, the Bank used U.S. government agency securities totaling $79,828 at June 30, 2001 to collateralize its FHLB advances under Security Backed Credit ("SBC") as compared to $90,778 at June 30, 2000. At June 30, 2001, the Bank's FHLB borrowing capacity which is limited to 40% of total assets, as reported on the Bank's quarterly thrift financial reports, is approximately $463,030 as compared to $466,039 at June 30, 2000. In addition, the Savings Bank has other borrowing arrangements in the form of fed funds facility with Wells Fargo Bank and Union Bank of California for $45 million and $15 million, respectively.

As a member of the FHLB system, the Bank is required to maintain a minimum investment in FHLB stock. The Bank held the required investment with an excess of $2,899 at June 30, 2001, as compared to a $370 excess at June 30, 2000. Any excess may be redeemed by the Bank or called by FHLB at par.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

The following tables set forth certain information regarding borrowings by the Savings Bank at the dates and for the periods indicated:

                                          At or For the Year Ended June 30,
                                         ------------------------------------
                                           2001          2000          1999
==============================================================================
                                                 (Dollars in Thousands)

Balance outstanding at end of period:
   FHLB advances.......................... $265,830      $338,338     $214,506
   A loan to facilitate purchase of an
    investment property...................        -         3,330            -

Weighted average rate:
   FHLB advances .........................    6.28%         6.35%        5.25%
   A loan to facilitate purchase of an
    investment property...................        -         8.25%            -

Maximum amount of borrowings outstanding
 at any month end:
   FHLB advances ......................... $329,937      $392,342     $214,506
   A loan to facilitate purchase of an
    investment property...................    3,287         3,543            -

Approximate average short-term borrowings
 outstanding with respect to:
   FHLB advances ......................... $131,035      $237,590     $100,825

Approximate average short-term borrowings
 rate with respect to:
   FHLB advances .........................    6.61%         5.74%        5.42%
==============================================================================

In April 2001, the Bank, through its subsidiary, paid off its loan which was assumed to facilitate the purchase of investment property in downtown Riverside.

The aggregate annual contractual maturities of borrowings are as follows:

                                                               June 30,
                                                        ---------------------
                                                        2001           2000
==============================================================================

Within one year .....................................   $ 61,037      $225,541
One to two years.....................................     73,500        93,825
Two to three years...................................     18,031        17,000
Three to four years .................................     30,000            31
Four to five years...................................     10,000         5,000
Over five years .....................................     73,262           271
------------------------------------------------------------------------------
Total borrowings.....................................   $265,830      $341,668
==============================================================================
Weighted average interest rate.......................      6.28%         6.37%
==============================================================================

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

9.  INCOME TAXES (DOLLARS IN THOUSANDS):

The provision for income taxes consisted of the following:

                                                  Year Ended June 30,
                                        --------------------------------------
                                          2001          2000          1999
==============================================================================

Current:
  Federal .............................   $ 3,383       $ 3,664       $ 5,475
  State ...............................     1,610         1,275         1,892
------------------------------------------------------------------------------
                                            4,993         4,939         7,367

Deferred:
  Federal .............................     1,157           294           115
  State ...............................       204            77            72
------------------------------------------------------------------------------
                                            1,361           371           187
------------------------------------------------------------------------------
Provision for income taxes.............   $ 6,354       $ 5,310       $ 7,554
==============================================================================

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                  Year Ended June 30,
                                        --------------------------------------
                                          2001          2000          1999
==============================================================================

Federal statutory income tax rate......   35.0%         35.0%         35.0%
State taxes, net of Federal tax effect.    7.7%          7.1%          7.1%
Other .................................   (1.0%)         0.2%         (0.2%)
------------------------------------------------------------------------------
Effective income tax rate..............   41.7%         42.3%         41.9%
==============================================================================

Deferred tax liabilities (assets) by jurisdiction were as follows:

                                                               June 30,
                                                        ---------------------
                                                        2001           2000
==============================================================================

Deferred taxes - federal .............................  $  173       $ (1,110)
Deferred taxes - state ...............................    (116)          (595)
------------------------------------------------------------------------------
Total deferred tax liability (asset) .................  $   57       $ (1,705)
==============================================================================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

Deferred tax liabilities (assets) were comprised of the following:

                                                               June 30,
                                                        ---------------------
                                                        2001           2000
==============================================================================

Depreciation .........................................  $  3,591      $   387
Federal Home Loan Bank dividends .....................     2,515        2,135
Unrealized gain on investment securities .............       501          129
Market value adjustments .............................         -          304
------------------------------------------------------------------------------
  Total deferred tax liabilities .....................     6,607        2,955

State taxes...........................................      (518)        (387)
Market value adjustments .............................    (1,072)           -
Loss reserves.........................................    (3,196)      (2,248)
Deferred compensation.................................    (1,201)      (1,476)
Investment in real estate.............................         -         (373)
Other.................................................      (563)        (176)
------------------------------------------------------------------------------
  Total deferred tax assets...........................    (6,550)      (4,660)
------------------------------------------------------------------------------
  Net deferred tax liability (asset)..................  $     57      $(1,705)
==============================================================================

The net deferred tax asset is included in other assets and the net deferred tax liability is included in other liabilities in the accompanying consolidated statements of financial condition.

Retained earnings at June 30, 2001 included approximately $6,085 for which federal income tax of approximately $2,069 had not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Corporation were to convert its charter.

10.  CAPITAL (DOLLARS IN THOUSANDS):

Federal regulations require that institutions with investment in subsidiaries conducting real estate investments and joint venture activities maintain sufficient capital over the minimum regulatory requirements. The Corporation maintains capital in excess of the minimum requirements.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Core capital (as defined) to adjustable tangible assets (as defined). Management believes, as of June 30, 2001 and 2000, that the Bank meets all capital adequacy requirements to which it is subject.

Various adjustments are required to be made to retained earnings and total assets for computing these capital ratios, depending on an institution's capital and asset structure. The adjustment presently applicable to the Bank is for equity investments in real estate. In addition, in calculating risk-based capital, general loss allowances are included as capital on a limited basis.

As of June 30, 2001, the most recent notification from the Office of the Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum Total risk-based, Core capital and Tier 1 risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Corporation may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

The Bank's actual capital amounts and ratios as of June 30, 2001 and 2000 are as follows:
                                                        To be Well Capitalized
                                 For Capital Adequacy  Under Prompt Corrective
                       Actual            Purposes          Action Provisions
               ---------------------------------------------------------------
                   Amount   Ratio    Amount   Ratio         Amount    Ratio
==============================================================================
As of June 30, 2001
Total Capital to
 Risk Weighted
  Assets.......... $89,162  14.89%   $47,904  >8.0%        $59,880    >10.0%
                                              -                       -
Core Capital to
 Adjustable
  Tangible Assets.  82,535   7.47%    44,171  >4.0%         55,214    > 5.0%
                                              -                       -
Tier 1 Capital to
 Risk Weighted
  Assets..........  82,535  13.78%       N/A    N/A         35,928    > 6.0%
                                                                      -
Tangible Capital..  82,535   7.47%    16,565  >1.5%            N/A       N/A
                                              -
As of June 30, 2000
Total Capital to
 Risk Weighted
  Assets.......... $81,719  13.42%   $48,711  >8.0%        $60,889    >10.0%
                                              -                       -
Core Capital to
 Adjustable
Tangible Assets...  74,482   6.56%    45,398  >4.0%         56,747    > 5.0%
                                              -                       -
Tier 1 Capital to
 Risk Weighted
  Assets..........  74,482  12.23%       N/A    N/A         36,533    > 6.0%
                                                                      -
Tangible Capital..  74,482   6.56%    17,024  >1.5%            N/A       N/A
                                              -
==============================================================================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

11.    BENEFIT PLANS (DOLLARS IN THOUSANDS, EXCEPT SHARE PRESENTATIONS):

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements. Under the plan, employees may contribute up to 10% of their pre-tax compensation. The Corporation makes matching contributions up to 3% of participants' pre-tax compensation. Participants vest immediately in their own contributions with 100% vesting in the Corporation's contributions occurring after six years of credited service. The Corporation's expense for these plans was approximately $254, $193 and $182 for the years ended June 30, 2001, 2000 and 1999, respectively.

The Corporation has a multi-year employment contract with one executive officer to pay certain benefits upon retirement. The obligation was fully funded at June 30, 2001 and actuarially determined retirement costs are being accrued and expensed annually.

Employee Stock Ownership Plan (ESOP)

An ESOP was established for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours. The ESOP borrowed $4,100 from the Corporation to purchase 410,017 shares of the common stock issued in the conversion. The loan will be repaid principally from the Corporation's contributions to the ESOP over a period of 15 years. At June 30, 2001, the outstanding balance on the loan was $3,071. Shares purchased with the loan proceeds are held in an unearned ESOP shares account and released on a pro rata basis as the loan is repaid. Contributions to the ESOP and shares released from the unearned ESOP shares account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after six years of credited service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Corporation. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The expense related to the ESOP totaled $527, $451 and $465 for the years ending June 30, 2001, 2000 and 1999, respectively. At June 30, 2001 and 2000, the unearned ESOP shares account of $2,638 and $2,908, respectively, was reported as a reduction of stockholders' equity.

The table below reflects ESOP activity for the period indicated:

                                                               June 30,
                                                        ---------------------
                                                        2001           2000
==============================================================================
Unallocated shares at beginning of period.............. 290,808        317,860
Allocated .............................................  27,052         27,052
------------------------------------------------------------------------------
Unallocated shares at end of period.................... 263,756        290,808
==============================================================================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

The fair value of unallocated ESOP shares totaled $6,135, $4,053 and $6,357 at June 30, 2001, 2000 and 1999, respectively.

12.  INCENTIVE PLANS (DOLLARS IN THOUSANDS, EXCEPT SHARE PRESENTATIONS)

Management Recognition Plan and Trust (MRP)

The Corporation has established the 1996 Management Recognition Plan ("MRP") to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock. The Corporation acquired 205,000 shares of its common stock in the open market to fund the MRP. As of June 30, 2001 and 2000, the total MRP shares which had been awarded were 192,070 and 184,910, respectively, and the weighted average fair value at the date of grant was $19.88 and $20.00 per share, respectively. Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation.
The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at grant date. MRP compensation expense was $718, $740 and $740 for the years ended June 30, 2001, 2000 and 1999, respectively.


Stock Option Plan

The Corporation has established the 1996 Stock Option Plan ("Plan") for certain of its directors and key employees under which options to acquire up to 512,522 shares of common stock have been granted. Under the Plan, options may not be granted at a price less than the fair market value at the date of grant. Options are vested over a five-year period as long as the employee or director remains an employee or director of the Corporation. These options are exercisable in equal installments over five years at the end of each vesting period. The maximum term of the options granted during fiscal 2001, 1998 and 1997 is 10 years.

The following is a summary of changes in options outstanding:


                                                       Number of     Weighted
                                                         Shares      Average
                                                                      Price
==============================================================================
Outstanding at June 30, 1998                            376,000       $ 16.18
  Granted ...........................................         -             -
  Cancelled .........................................         -             -
------------------------------------------------------------------------------
Outstanding at June 30, 1999                            376,000       $ 16.18
  Granted ...........................................         -             -
  Cancelled .........................................    (5,000)        15.25
------------------------------------------------------------------------------
Outstanding at June 30, 2000                            371,000       $ 16.19
  Granted (fair value of $10.79/share)...............    30,000         18.63
  Exercised .........................................    (3,000)        15.25
  Cancelled .........................................   (32,000)        20.26
------------------------------------------------------------------------------
Outstanding at June 30, 2001.........................   366,000       $ 16.04
==============================================================================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

The following table summarizes the outstanding stock options and the exercisable portion of the stock options as of June 30, 2001, 2000 and 1999:


                             Options Outstanding          Options Exercisable
                      ---------------------------------   --------------------
                                  Weighted     Weighted               Weighted
                       Number      Average      Average    Number     Average
                         of       Remaining    Exercise      of       Exercise
Exercise Prices        Options  Contract Life   Price      Options     Price
==============================================================================

At June 30, 2001
$15.25                 300,500   5.57 years    $ 15.25     240,400    $ 15.25
$18.63                  30,000   9.35            18.63           -          -
$20.59                  35,500   6.56            20.59      21,300      20.59
------------------------------------------------------------------------------
$15.25 - $20.59        366,000   5.98 years    $ 16.04     261,700    $ 15.68
==============================================================================

At June 30, 2000
$15.25                 305,500   6.57 years    $ 15.25     183,300    $ 15.25
$20.59                  65,500   7.56            20.59      26,200      20.59
------------------------------------------------------------------------------
$15.25 - $20.59        371,000   6.74 years    $ 16.19     209,500    $ 15.92
==============================================================================

At June 30, 1999
$15.25                 310,500   7.57 years    $ 15.25     124,200    $ 15.25
$20.59                  65,500   8.56            20.59      13,100      20.59
------------------------------------------------------------------------------
$15.25 - $20.59        376,000   7.75 years    $ 16.18     137,300    $ 15.76
==============================================================================

At June 30, 2001, 143,522 shares were available for future grants under the Plan.


Additional Stock Option Plan Information

The Corporation has adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock Based Compensation." As permitted by SFAS No. 123, the Corporation continues to measure compensation cost in accordance with Accounting Principles Opinion (APB) No. 25, "Accounting for Stock Issued to
Employees," but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS No. 123) had been applied.

The Corporation has calculated the fair value of stock-based awards to employees using the Black-Scholes option pricing model only at the time of stock option grants and no additional fair value computations are performed during the life of the options. In fiscal 2001, 30,000 stock options were granted with an estimated fair value per stock option of $10.79; no stock options were granted in fiscal 2000 or fiscal 1999. The following assumptions were used for the option pricing valuation: 10 years expected life; stock volatility of 35%; risk-free interest rate of 5.73%; and no dividends during the expected term. Any forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro-forma net income, pro-forma basic and pro-forma diluted earnings per share would have been $8,516, $2.43 and $2.37 per share in fiscal 2001, $6,868, $1.89 and $1.86 per share in fiscal 2000, and $10,072, $2.47 and $2.43 per share in fiscal 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================


13.  EARNINGS PER SHARE (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION):

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. No shares have been excluded from the diluted EPS computations.


                                          For the Year Ended June 30, 2001
                                      ---------------------------------------
                                         Income         Shares      Per-Share
                                       (numerator)  (denominator)     Amount
==============================================================================

Basic EPS............................    $ 8,886      3,499,863     $  2.54
Effect of dilutive shares:
  Stock options......................                    61,465
  Restricted stock awards............                    37,883
------------------------------------------------------------------------------
Diluted EPS .........................    $ 8,886      3,599,211     $  2.47
==============================================================================


                                          For the Year Ended June 30, 2000
                                      ---------------------------------------
                                         Income         Shares      Per-Share
                                       (numerator)  (denominator)     Amount
==============================================================================

Basic EPS . .........................    $ 7,256      3,643,532      $ 1.99
Effect of dilutive shares:
  Stock options .....................                    28,475
  Restricted stock awards ...........                    28,464
------------------------------------------------------------------------------
Diluted EPS .........................    $ 7,256      3,700,471      $ 1.96
==============================================================================


                                          For the Year Ended June 30, 1999
                                      ---------------------------------------
                                         Income         Shares      Per-Share
                                       (numerator)  (denominator)     Amount
==============================================================================

Basic EPS ...........................    $10,465      4,080,106      $ 2.56
Effect of dilutive shares:
  Stock options .....................                    34,392
  Restricted stock awards ...........                    27,564
------------------------------------------------------------------------------
Diluted EPS .........................    $10,465      4,142,062      $ 2.53
==============================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

14.  COMMITMENTS AND CONTINGENCIES (DOLLARS IN THOUSANDS):

The Corporation is involved in various legal matters associated with its normal operations. In the opinion of management, these matters will be resolved without material effect on the Corporation's financial position, results of operations or cash flows.

The Corporation conducts a portion of its operations in leased facilities under non-cancelable agreements classified as operating leases. The following is a schedule of minimum rental payments under such operating leases which expire at various years:

Year Ended June 30,                                                Amount
==============================================================================

2002 .........................................................       $   424
2003 .........................................................           260
2004 .........................................................           147
2005 .........................................................           102
2006 .........................................................           104
Thereafter ...................................................           479
------------------------------------------------------------------------------
Total minimum payments required...............................       $ 1,516
==============================================================================

Lease expense under operating leases approximated $569, $632 and $600 for the years ended June 30, 2001, 2000 and 1999, respectively.

15. DERIVATIVES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (DOLLARS IN THOUSANDS):

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward commitments to sell loans to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated balance sheet. The Corporation's exposure to credit loss, in the event of nonperformance by the other party to these financial instruments, is represented by the contractual notional amount of these instruments. The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as all conditions have been met in the contract. These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee. Since some of these commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. At June 30, 2001 and 2000, interest rates on commitments to lend ranged from 5.50% to 8.75% and 3.00% to 14.90%, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

In an effort to minimize its exposure to interest rate fluctuations on fixed-rate loans originated for sale, the Corporation enters into forward agreements to sell certain dollar amounts of fixed as well as adjustable- rate loans to third parties. These agreements specify the minimum maturity of the loans, yield to purchaser and servicing spread to the Corporation (if servicing is retained), and the maximum principal amount of individual loans. The Corporation typically satisfies these forward sale agreements with its current production; at June 30, 2001 and 2000 the aggregate amount of loans held for sale and of commitments to originate loans exceeded the Corporation's forward sales commitments to sell loans. At June 30, 2001 and 2000, interest rates on commitments to sell loans ranged from 5.50% to 7.50% and 7.50% to 8.50%, respectively. The estimated fair value of forward sale commitments at June 30, 2001, which is a derivative under SFAS No. 133, was $437 and it was included in other assets in the accompanying consolidated financial statements.

The Corporation is exposed to interest-rate risk on fixed-rate commitments to originate loans for sale to the extent forward sale agreements have not been entered into. To minimize this risk, the Corporation purchases over-the-counter put options with option periods that generally coincide with the terms of the commitments to originate loans. The contract or notional amount of these instruments reflect the extent of involvement the Corporation has in this particular class of financial instruments. The Bank's exposure to loss on these financial instruments is limited to the premiums paid. Premiums paid on put options are adjusted to market in accordance with SFAS No. 133. At June 30, 2001 and 2000, there was put option coverage of $5,000 and $3,000, respectively, and the market value of the put options was $32 and $14, respectively.

In addition to construction loans in process, the Corporation had the following outstanding commitments:
                                                               June 30,
                                                        ---------------------
                                                        2001           2000
==============================================================================
Commitments to originate mortgage loans:
  Fixed rate ........................................   $ 60,377     $ 24,331
  Adjustable rate ...................................        458        7,343
------------------------------------------------------------------------------
                                                          60,835       31,674

Undisbursed lines of credit .........................     23,809       21,350
Commitments to sell loans ...........................     60,322       21,938
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

following methods and assumptions were used to estimate fair value of each class of significant financial instruments:

Cash and due from banks, federal funds sold, interest bearing deposits with banks: The carrying amount of these financial assets approximates the fair value.

Investment securities: The fair value of investment securities is based on quoted market prices or dealer quotes.

Loans held for investment: For loans that reprice frequently at market rates, the carrying amount approximates the fair value. For fixed-rate loans, the fair value is determined by either (i) discounting the estimated future cash flows of such loans, using a current interest rate at which such loans would be made to borrowers over their estimated remaining contractual maturities, or (ii) quoted market prices. The allowance for loan losses is subtracted as an estimate of the underlying credit risk.

Loans held for sale: Fair values for loans are based on quoted market prices. Forward commitments to sell loans have been considered in the determination of the estimated fair value of loans held for sale.

Receivable from sale of loans: The carrying value for the receivable from sale of loans approximates fair value because of the short-term nature of the financial instruments.

Accrued interest receivable/payable: The carrying value for accrued interest receivable/payable approximates fair value because of the short-term nature of the financial instruments.

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

Commitments: Commitments to extend credit on existing obligations are at substantially the same rates and terms of commitments offered on June 30, 2001 and 2000 to parties of similar credit worthiness.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

The carrying amount and fair values of the Corporation's financial instruments were as follows:

                                          June 30, 2001        June 30, 2000
                                        -----------------    -----------------
                                        Carrying   Market    Carrying   Market
                                         Amount    Value      Amount    Value
==============================================================================
Financial assets:

Cash and cash equivalents............ $  26,839  $  26,839  $  18,965 $ 18,965
Investment securities................   204,498    203,664    199,616  190,441
Loans held for investment............   697,191    704,038    824,747  807,380
Loans receivable available for sale..     2,175      2,222      1,505    1,547
Receivable from sale of loans........   137,286    137,286     51,482   51,482
Accrued interest receivable..........     7,001      7,001      7,391    7,391
FHLB stock...........................    16,436     16,436     17,287   17,287
Forward sale commitments.............       437        437          -        -

Financial liabilities:

Deposits.............................   730,041    715,031    696,458  696,890
Borrowings...........................   265,830    270,598    341,668  340,980
Accrued interest payable.............     1,636      1,636        860      860
==============================================================================

17.  OPERATING SEGMENTS (DOLLARS IN THOUSANDS):

The following tables illustrate the Corporation's operating segments for the years ended June 30, 2001, 2000 and 1999, respectively.

                                              Year Ended June 30, 2001
                                    -----------------------------------------
                                                     Provident
                                    Savings Bank   Bank Mortgage  Consolidated
                                     Operations                       Total
==============================================================================

Net interest income................  $  25,082     $   1,259     $   26,341
Non-interest income:
  Loan servicing and other fees....        874         1,214          2,088
  (Loss) gain on sale of loans, net        (51)        7,721          7,670
  Real estate operations, net......        865             5            870
  Deposit account fees.............      1,330             -          1,330
  Other............................      1,480           166          1,646
------------------------------------------------------------------------------
   Total non-interest income.......      4,498         9,106         13,604

Non-interest expense:
  Salaries and employee benefits...     11,804         3,885         15,689
  Premises and occupancy...........      1,341           538          1,879
  Operating and administrative expenses  4,893         2,244          7,137
------------------------------------------------------------------------------
   Total non-interest expenses.....     18,038         6,667         24,705
------------------------------------------------------------------------------
Operating income before income taxes $  11,542     $   3,698     $   15,240
==============================================================================
Total assets, end of period........  $ 975,044     $ 142,182     $1,117,226
==============================================================================

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

                                              Year Ended June 30, 2000
                                    -----------------------------------------
                                                     Provident
                                    Savings Bank   Bank Mortgage  Consolidated
                                     Operations                       Total
==============================================================================

Net interest income................  $   28,195     $     526     $   28,721
Non-interest income:
  Loan servicing and other fees....      (1,452)        4,125          2,673
  Gain on sale of loans, net.......          37         3,211          3,248
  Real estate operations, net......         589           (45)           544
  Deposit account fees.............         922             -            922
  Other............................       1,412             3          1,415
------------------------------------------------------------------------------
   Total non-interest income.......       1,508         7,294          8,802

Non-interest expense:
  Salaries and employee benefits...      11,043         3,981         15,024
  Premises and occupancy...........       1,316           707          2,023
  Operating and administrative expenses   5,264         2,646          7,910
------------------------------------------------------------------------------
   Total non-interest expenses.....      17,623         7,334         24,957
------------------------------------------------------------------------------
Operating income before income taxes $   12,080     $     486     $   12,566
==============================================================================
Total assets, end of period          $1,095,024     $  52,780     $1,147,804
==============================================================================

                                              Year Ended June 30, 1999
                                    -----------------------------------------
                                                     Provident
                                    Savings Bank   Bank Mortgage  Consolidated
                                     Operations                       Total
==============================================================================

Net interest income................  $  23,422     $      995     $  24,417
Non-interest income:
  Loan servicing and other fees....     (1,402)         4,116         2,714
  Gain on sale of loans, net.......          -          6,590         6,590
  Real estate operations, net......      6,885             86         6,971
  Deposit account fees.............        749              -           749
  Other............................      1,244             51         1,295
------------------------------------------------------------------------------
   Total non-interest income.......      7,476         10,843        18,319

Non-interest expense:
  Salaries and employee benefits...     10,706          4,562        15,268
  Premises and occupancy...........      1,315            651         1,966
  Operating and administrative expenses  5,028          2,455         7,483
------------------------------------------------------------------------------
   Total non-interest expenses.....     17,049          7,668        24,717
------------------------------------------------------------------------------
Operating income before income taxes $  13,849      $   4,170     $  18,019
==============================================================================
Total assets, end of period........  $ 918,809      $  38,622     $ 957,431
==============================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Corporation's overall internal transfer pricing arrangements determined by management are summarized as follows:
1. Borrowings for Provident Bank Mortgage are indexed monthly to the higher of the three-month Federal Home Loan Bank advance rate, plus 50 basis points on the first day of the month or the prior month's overall cost of the Savings Bank's deposits and borrowings.
2. Provident Bank Mortgage receives servicing-released premiums for the loans transferred to the Savings Bank's portfolio equal to the market price of such loans. The servicing-released premiums in the years ended June 30, 2001, 2000 and 1999 were $136, $2,210 and $2,240, respectively.
3. Loan servicing fees are charged by the Savings Bank based on the number of loans held for sale multiplied by a fixed fee which is subject to management's regular review. The loan servicing fees in the years ended June 30, 2001, 2000 and 1999 were $216, $70 and $74, respectively.
4. Office rents for Provident Bank Mortgage offices which are located at the Bank offices are internally charged based on the square footage. The total office rents were $93 each fiscal year.
5. A management fee, which is subject to regular review, is charged to Provident Bank Mortgage for services provided by Savings Bank Operations. The management fee in the years ended June 30, 2001, 2000 and 1999 was $240, $240 and $170, respectively.

18.  HOLDING COMPANY CONDENSED FINANCIAL INFORMATION (DOLLARS IN THOUSANDS):

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed balance sheet for Provident Financial Holdings, Inc. (Holding Company only) as of June 30, 2001 and 2000 and condensed statements of operations and cash flows for each of the three years in the period ended June 30, 2001.

Condensed Balance Sheets
                                                               June 30,
                                                        ---------------------
                                                        2001           2000
==============================================================================

Assets
  Cash...............................................   $   319      $  2,880
  Investment securities available for sale...........         -            49
  Investment in subsidiary...........................    93,055        82,163
  Other assets.......................................     3,905         3,713
------------------------------------------------------------------------------
                                                        $97,279      $ 88,805
==============================================================================

Liabilities and Stockholders' Equity
  Other liabilities..................................   $    21      $     24
  Stockholders' equity...............................    97,258        88,781
------------------------------------------------------------------------------
                                                        $97,279      $ 88,805
==============================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

Condensed Statements of Operations

                                                     Year Ended June 30,
                                                ----------------------------
                                                2001         2000      1999
==============================================================================
Interest and other income.....................  $    319     $    530  $   830
General and administrative expenses...........       262          264      334
------------------------------------------------------------------------------
  Income before equity in earnings of the
   subsidiary.................................        57          266      496
Equity in earnings of the subsidiary..........     8,930        7,179   10,252
------------------------------------------------------------------------------
  Income before income taxes..................     8,987        7,445   10,748
  Income taxes................................       101          189      283
------------------------------------------------------------------------------
   Net income.................................  $  8,886     $  7,256  $10,465
==============================================================================

Condensed Statements of Cash Flows
                                                     Year Ended June 30,
                                                ----------------------------
                                                2001         2000      1999
==============================================================================

Cash flows from operating activities:
  Net income .................................  $  8,886  $  7,256    $10,465
Adjustments to reconcile net income
 to net cash (used for)
   Provided by operating activities:
  Equity in earnings of the subsidiary........    (8,930)   (7,179)   (10,252)
  Depreciation and amortization ..............         -        24       (124)
  Net loss (gain) on sale of investment
   securities.................................         5         7        (39)
  (Increase) decrease in other assets.........      (192)      240       (165)
  Decrease in other liabilities...............        (3)      (22)      (701)
------------------------------------------------------------------------------
   Net cash (used for) provided by operating
    activities................................      (234)      326       (816)
------------------------------------------------------------------------------

Cash flow from investing activities:
  Purchase of investment securities held
   to maturity................................         -         -     (5,959)
  Maturity of investment securities held
   to maturity................................         -     2,000     16,088
  Purchase of investment securities available
   for sale...................................         -      (224)    (1,454)
  Sales of investment securities available
   for sale...................................        44     1,215        919
  Dividend received from the Bank.............         -     9,000          -
  Capital injection to the Bank...............         -    (3,000)         -
------------------------------------------------------------------------------
   Net cash provided by investing activities..        44     8,991      9,594
------------------------------------------------------------------------------

Cash flow from financing activities:
  Exercise of stock options...................        46         -          -
  Release of shares under stock based
   compensation...............................      (120)        -          -
  Treasury stock purchases....................    (2,297)   (8,607)    (8,784)
------------------------------------------------------------------------------
   Net cash used for financing activities.....    (2,371)   (8,607)    (8,784)

------------------------------------------------------------------------------
Net (decrease) increase in cash during the year   (2,561)      710         (6)
Cash and cash equivalents, beginning of year..     2,880     2,170      2,176
------------------------------------------------------------------------------
Cash and cash equivalents, end of year........  $    319  $  2,880   $  2,170
==============================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

19.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following tables set forth the quarterly financial data, which were derived from the consolidated financial statements presented in Form 10-Qs for the fiscal years ended June 30, 2001 and 2000.

                                        For Fiscal Year 2001
                            --------------------------------------------------
                             For the
                            Year Ended
                             June 30,    Fourth     Third    Second    First
                               2001      Quarter   Quarter   Quarter   Quarter
==============================================================================
Interest income............  $80,797     $20,157   $20,198   $20,223   $20,219
Interest expense...........   54,456      13,366    13,584    13,837    13,669
------------------------------------------------------------------------------
Net interest income........   26,341       6,791     6,614     6,386     6,550

Provision for loan losses..        -           -         -         -         -
------------------------------------------------------------------------------
Net interest income,
 after provision for
 loan losses...............   26,341       6,791     6,614     6,386     6,550

Non-interest income........   13,604       4,424     3,279     3,029     2,872
Non-interest expense.......   24,705       6,451     5,933     5,898     6,423
------------------------------------------------------------------------------
Income before income taxes.   15,240       4,764     3,960     3,517     2,999

Provision for income taxes.    6,354       1,986     1,620     1,482     1,266
------------------------------------------------------------------------------
Net income.................  $ 8,886     $ 2,778   $ 2,340   $ 2,035   $ 1,733
==============================================================================

Basic earnings per share...  $  2.54     $  0.80   $  0.67   $  0.58   $  0.49
==============================================================================
Diluted earnings per share.  $  2.47     $  0.77   $  0.65   $  0.57   $  0.48
==============================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================

                                             For Fiscal Year 2000
                               ----------------------------------------------
                                         Fourth     Third    Second    First
                               Total     Quarter   Quarter   Quarter   Quarter
==============================================================================

Interest income............... $77,696   $20,554   $20,703   $19,269   $17,170
Interest expense..............  48,725    13,376    13,363    11,907    10,079
------------------------------------------------------------------------------
Net interest income...........  28,971     7,178     7,340     7,362     7,091

Provision for loan losses.....     250        75       175         -         -
------------------------------------------------------------------------------
Net interest income, after
 provision for
 loan losses..................  28,721     7,103     7,165     7,362     7,091

Non-interest income...........   8,802     3,124     1,569     1,893     2,216
Non-interest expense..........  24,957     6,362     6,024     6,056     6,515
------------------------------------------------------------------------------
Income before income taxes....  12,566     3,865     2,710     3,199     2,792

Provision for income taxes....   5,310     1,649     1,128     1,351     1,182
------------------------------------------------------------------------------
Net income.................... $ 7,256   $ 2,216   $ 1,582   $ 1,848   $ 1,610
==============================================================================

Basic earnings per share...... $  1.99   $  0.63   $  0.45   $  0.50   $  0.42
==============================================================================
Diluted earnings per share.... $  1.96   $  0.63   $  0.45   $  0.49   $  0.41
==============================================================================

                               EXHIBIT 10.8

                  Severance Agreement with Donavon P. Ternes

                FORM OF SEVERENCE AGREEMENT FOR CERTAIN OFFICERS


AGREEMENT


    THIS AGREEMENT is made effective as of November 1, 2000 by and between PROVIDENT SAVINGS BANK, F.S.B. (the "Bank"); PROVIDENT FINANCIAL HOLDINGS, INC. ("Company"); and Donavon P. Ternes (the "Executive").

    WHEREAS, the Bank recognizes the substantial contribution Executive has made to the Bank and wishes to protect his position therewith for a period provided in this Agreement; and

    WHEREAS, Executive serves in the position of Senior Vice President, Chief Financial Officer, a position of substantial responsibility.

    NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.   TERMS OF AGREEMENT

   The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of twelve (12) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the Bank ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of the Executive for the purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2.   PAYMENTS TO EXECUTIVE UPON CHANGE IN CONTROL

(a) Upon the occurrence of a Change in Control (as herein defined) followed with twelve (12) months of the effective date of a Change in Control by the voluntary or involuntary termination of the Executive's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which the Executive elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of his principal place of employment more than thirty-five (35) miles from its location immediately prior to the Change in Control.

(b) A "Change in Control" of the Company or the Bank shall be deemed to occur if and when (a) an offer other than the Company purchases shares of the common stock of the Company or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14 (d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Bank representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company or the Bank changes as a result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Bank's assets, or a plan or partial or complete liquidation.

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

3.   TERMINATION

    (a) Upon the occurrence of a Change in Control during the term of this Agreement, followed within twelve (12) months of the effective date of a Change in Control by the voluntary or involuntary termination of the Executive's employment, other than for Termination for Cause, the Bank shall be obligated to pay the Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to two (2) times Executive's then current base annual salary in a lump sum of no later than thirty (30) days after the date of his termination.

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

    (e)  As a condition of the receipt of any payments or benefits under this
Section 3, Executive shall in writing release the Bank, the Company and any successors thereto from any or all claims or causes of action relating to the Executive's termination of employment.

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

(b) No term or condition of this Agreement shall be deemed to have been waived, not shall there be an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

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

    (b) If the Executive is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the Bank's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may, at its discretion (i) pay the Executive all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

    (c) If the Executive is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the Bank under this Agreement shall terminate as of the effective date of the order, but the vested rights of the contracting parties shall not be affected.

    (d) If the Bank is in default (as defined in Section 3 (x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

    (e) All obligations under this Agreement may be terminated: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time of the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Bank or when the Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.   SEVERABILITY

    If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with the law continue in full force and effect.

9.   HEADINGS FOR REFERENCE ONLY

    The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretations of any of the provisions of this Agreement.

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

14.   SIGNATURE

    IN WITNESS WHEREOF, the Bank and the Company have caused this Agreement to be executed by a duly authorized officer, and Executive has signed this Agreement, on the day and date first written above.


ATTEST:                              PROVIDENT SAVINGS BANK, F.S.B.



--------------------------           By: /s/ Craig G. Blunden
                                         --------------------





ATTEST:                              PROVIDENT FINANCIAL HOLDINGS, INC.



--------------------------           By: /s/ Robert G. Schrader
                                         ----------------------




WITNESS:



--------------------------           By: /s/ Donavon P. Ternes
                                         ---------------------
                                         Executive

                             EXHIBIT 13
                            ANNUAL REPORT

                            [Provident Logo]
                        Provident Financial Holdings, Inc.

                                                            2001 Annual Report

Board of Directors

     [Picture]

     (Left to Right) Roy H. Taylor, Director; Joseph P. Barr, Director, Craig
      G. Blunden, President, Chief Executive Officer and Chairman of the Board; Debbi Guthrie, Director; Robert G. Schrader, Executive Vice President, Chief Operating Officer; Bruce W. Bennett, Director; William
      E. Thomas, Director.


Officers of the Bank

     [Picture]

     Donald L. Blanchard, Senior Vice President, Retail Banking; Richard L. Gale, Senior Vice President, Provident Bank Mortgage; Deborah L. Hill, Vice President, Human Resources; Craig G. Blunden, President, Chief Executive Officer and Chairman of the Board; Lilian Brunner, Senior Vice President, Chief Information Officer; Robert G. Schrader, Executive Vice President, Chief Operating Officer; Donavon P. Ternes, Senior Vice President, Chief Financial Officer

MESSAGE FROM THE CHAIRMAN
------------------------------------------------------------------------------

                            Dear Fellow Shareholders,

Net Income (In Thousands)      Fiscal year 2001 was another fine year for our
 Bar graph appears here     Corporation.  Net income was a record $8.9 million
 with the following         or $2.47 per diluted share and the Corporation's
 information: Net Income    return on stockholders' equity and efficiency
     1997     $1,941        ratio continued to improve over prior years.
     1998     $5,020        Additionally, it appears that stock market
     1999*    $6,899        investors are no longer ignoring the financial
     2000     $7,256        services sector.  Our stock price closed at $23.26
     2001     $8,886        per share on June 30, 2001, up from $13.94 per
Note:* Excluding the non-   share on June 30, 2000, a 67% increase.
recurring property gain,
totaling $3.57 million
(Net of tax).               Provident Bank Mortgage
                               Falling interest rates had a positive impact on
                            mortgage banking volume and revenue during fiscal
                            2001.  We originated $772 million in loans for
                            sale during the year, up from $407 million in
                            2000.  Although the sale of new and existing homes
                            in the region remains stable, lower interest rates
 Diluted Earnings Per       have resulted in a large increase in refinance
      Share (EPS)           activity, particularly during the last half of our
 Bar graph appears here     fiscal year. Provident Bank Mortgage represented
 with the following         24% of the Corporation's pre-tax income in fiscal
 information: Diluted EPS   2001, a significant increase from just 4% in
     1997     $0.41         fiscal 2000.
     1998     $1.11
     1999*    $1.67            During the year we continued to focus on
     2000     $1.96         reducing the cost of originating loans and for
     2001     $2.47         opportunities to become more efficient.  During
Note: * Excluding the non-  2001 we closed our office in Nevada, closed one
recurring property gain,    office in Southern California and sold Pacific
totalling $3.57 million     Sunbelt Mortgage.  These actions resulted in more
(net of tax).               efficient operations.  Also, during the year, we
                            expanded our call center to include mortgage loan
                            products.  We have found the call center to be a
  Return on Stockholders'   very efficient delivery channel, particularly
         Equity             during a periods of strong mortgage refinance
  Bar graph appears here    activity.
  with the following
  information: ROE          Provident Bank
     1997     2.26%            Provident Bank continued to change the
     1998     5.98%         composition of its loan portfolio in 2001 by
     1999*    8.19%         emphasizing commercial real estate, construction,
     2000     8.38%         business and consumer loans.  The aggregate
     2001     9.52%         outstanding balance of these portfolios increased
Note: * Excluding the non-  by 7% during the fiscal year although this
recurring property gain,    increase was insufficient to offset the extensive
totalling $3.57 million     prepayments in our residential real estate
(net of tax).               portfolio.  As a result, total assets were
                            essentially unchanged from the prior year;
                            however, the loan portfolio is now more
heavily weighted in higher margin loans.       Total Assets (In Millions)
During the coming year we will continue       Bar graph appears here
to focus on higher margin loans and we        with the following
will add residential real estate loans        information:   Total Assets
to our portfolio largely to offset the               1997   $  616
expected prepayments fueled by refinance             1998   $  816
activity.                                            1999   $  957
                                                     2000   $1,148
    We are pleased to announce that our              2001   $1,117
newest branches in Temecula and Corona in
Southern California are now open for busi-
ness.  We look forward to serving these
high growth communities and have already
been made to feel welcome.  These two
branches are prototype facilities for us   Total Portfolio Loans (In Millions)
and will become the model for future           Bar graph appears here
branch activity whether it is a new loca-      with the following
tion or the remodel of an existing loca-       information:   Portfolio Loans
tion.  The branches feature smaller offices           1997   $517
deployed with state-of-the-art technology             1998   $620
that will better serve our retail and                 1999   $669
business customers.                                   2000   $825
                                                      2001   $697
     Our online banking site was launched
this past year and can be accessed at
www.myprovident.com.  Customers now have
the ability to transfer funds, place stop
payments, verify account balances or pay
bills from anywhere they choose through
the click of a mouse.  And, we have already
planned enhancements to our site for fiscal     Total Deposits (In Millions)
year 2002 so I encourage you to check back     Bar graph appears here
often.                                         with the following
                                               information:   Total Deposits
The Year Ahead                                        1997   $509
                                                      1998   $583
     We have established aggressive goals             1999   $633
for our next fiscal year centered around              2000   $696
the origination of higher yielding loan               2001   $730
products and the development of multiple account relationships with our customers.
To be successful, we must become the clear choice for customers in our market. There-fore, it is imperative that we continually improve our products and services. I am confident in our ability to do so.
Ultimately it will benefit our customers, employees and shareholders.

Sincerely,

/s/Craig G. Blunden
Craig G. Blunden
Chairman, President &
Chief Executive Officer

                            FINANCIAL HIGHLIGHTS
==============================================================================

The following tables set forth information concerning the consolidated financial position and results of operations of the Corporation and its subsidiary at the dates and for the periods indicated.

                               At or for the year ended June 30,
                    ----------------------------------------------------------
(Dollars in Thousands)  2001        2000         1999*       1998       1997
==============================================================================

FINANCIAL CONDITION
DATA:

Total assets........$1,117,226  $1,147,804  $  957,431  $  816,205  $ 615,500

Loans held for
 investment, net....   697,191     824,747     669,344     620,090    517,147

Loans held for sale.     2,175       1,505         601       1,117          -

Receivable from
 sale of loans......   137,286      51,482      37,322      66,951     19,984

Cash and cash
 equivalents........    26,839      18,965      19,729      23,433     20,111

Investment
 securities.........   204,498     199,616     187,178      75,554     34,406

Deposits............   730,041     696,458     632,881     583,025    508,759

Borrowings..........   265,830     341,668     214,506     132,114      6,828

Stockholders'
 equity.............    97,258      88,967      89,686      86,650     85,447

OPERATING DATA:

Interest income.....$   80,797  $   77,696  $   59,314  $   50,096  $  42,599

Interest expense....    54,456      48,725      34,372      29,417     23,528
------------------------------------------------------------------------------
Net interest income.    26,341      28,971      24,942      20,679     19,071

Provision for
 loan losses........         -         250         525       1,200      1,254
------------------------------------------------------------------------------
Net interest income
 after provision....    26,341      28,721      24,417      19,479     17,817

Loan servicing
 and other fees.....     2,088       2,673       2,714       3,035      2,738

Gain on sale of
 loans, net.........     7,670       3,248       6,590       4,491      3,597

Deposit account
 fees...............     1,330         922         749         510        347

Other non-
 interest income....     1,646       1,415       1,295       1,109        926

Real estate
 operations, net....       870         544         824         196        (11)


Operating expenses..    24,705      24,957      24,717      20,095     22,313
------------------------------------------------------------------------------
Income before
 income taxes.......    15,240      12,566      11,872       8,725      3,101

Provision for
 income taxes.......     6,354       5,310       4,973       3,705      1,160
------------------------------------------------------------------------------
Net income..........$    8,886  $    7,256  $    6,899  $    5,020  $   1,941
------------------------------------------------------------------------------
Basic earnings
 per share..........$     2.54  $     1.99  $     1.69  $     1.14  $    0.41
------------------------------------------------------------------------------
Diluted earnings
 per share..........$     2.47  $     1.96  $     1.67  $     1.11  $    0.41
==============================================================================

(*) Excluding the impact of the non-recurring property gain, totaling $3.57 million (net of tax).

                            FINANCIAL HIGHLIGHTS

                                   At or for the year ended June 30,
                    ----------------------------------------------------------
                       2001        2000         1999*       1998       1997
==============================================================================

KEY OPERATING
RATIOS:
Performance Ratios
 Return on assets..    0.78 %      0.65 %       0.80 %       0.71 %     0.32 %
 Return on stock-
  holders' equity..    9.52        8.38         8.19         5.98       2.26
 Net interest
  rate spread......    2.07        2.41         2.62         2.53       2.69
 Net interest
  margin...........    2.43        2.70         3.01         3.06       3.33
 Average interest-
  earning assets
  to average
  interest-bearing
  liabilities......  107.06      106.55       109.46       112.13     115.44
 Operating and
  administrative
  expenses as a
  percentage of
  average total
  assets...........    2.17        2.23         2.87         2.86       3.73
 Efficiency ratio..   61.85       66.51        67.56        69.73      87.80
 Equity to asset
  ratio............    8.71        7.75         9.37        10.62      13.88

Regulatory Capital
 Ratios
  Tangible capital.    7.47        6.56        7.66        8.09       9.89
  Tier 1 leverage
   capital.........    7.47        6.56        7.66        8.09       9.89
  Total risk-based
   capital.........   14.89       13.42       16.76       14.12      16.12
  Tier 1 risk-
   based capital...   13.78       12.23       15.35       12.89      14.87

Asset Quality Ratios
 Non-accrual and
  90 days or more
  past due loans as
  a percentage of
  loans held for
  investment, net..    0.22        0.09        0.20        0.31       1.21
 Non-performing
  assets as a
  percentage of
  total assets.....    0.15        0.16        0.33        0.78       1.44
 Allowance for loan
  losses as a
  percentage of
  loans held for
  investment.......    0.83        0.80        0.96        0.98       1.04
 Allowance for loan
  losses as a
  percentage of
  non-performing
  loans............  402.65      898.95      499.40      320.19      87.45
 Net charge-offs to
  average out-
  standing loans...    0.09        0.01           -        0.08       0.25

(*) Excludes the impact of the non-recurring property gain, totaling $3.57 million (net of tax).

                     "This page left blank intentionally"

                             Shareholder Information


ANNUAL MEETING                                MARKET INFORMATION
The annual meeting of shareholders will       Provident Financial Holdings,
be held at the Riverside Art Museum at        Inc. is traded on the NASDAQ
3425 Mission Inn Avenue, Riverside,           Stock Market under the symbol
California on Thursday, October 25, 2001,     of PROV.
at 11:00 a.m. Pacific time. A formal notice
of the meeting, together with a proxy         FINANCIAL INFORMATION
statement and proxy form, will be mailed      Requests for copies of form 10-K
to shareholders.                              and 10-Q filed with the
                                              Securities and Exchange
CORPORATE OFFICE                              Commission should be directed in
Provident Financial Holdings, Inc.            writing to:
3756 Central Avenue
Riverside, CA 92506                           Donavon P. Ternes
(909) 686-6060                                Chief Financial Officer
                                              Provident Financial Holdings,
INTERNET ADDRESS                              Inc.
www.myprovident.com                           3756 Central Avenue
                                              Riverside, CA 92506
SPECIAL COUNSEL
Breyer & Associates PC                        CORPORATE PROFILE
1100 New York Avenue, N.W., Suite 700 East    Provident Financial Holdings,
Washington D.C. 20005                         Inc. ("Corporation"), a Delaware
(202) 737-7900                                corporation, was organized in
                                              January 1996 for the purpose of
INDEPENDENT ACCOUNTANTS                       becoming the holding company for
Deloitte & Touche LLP                         Provident Savings Bank, F.S.B.
695 Town Center Drive                         ("Savings Bank") upon the
Costa Mesa, CA 92626                          Savings Bank's conversion from
(714) 436-7100                                a federal mutual to a federal
                                              stock savings bank
TRANSFER AGENT                                ("Conversion").  The Conversion
Registrar and Transfer Company                was completed on June 27, 1996.
10 Commerce Drive                             The Corporation does not engage
Cranford, NJ 07016                            in any significant activity
(908) 497-2300                                other than holding the stock of
                                              the Savings Bank.  The Savings
                                              Bank serves the banking needs of
                                              select communities in Riverside
                                              and San Bernardino counties and
                                              has mortgage lending operations
                                              in Southern California.

                      BOARD OF DIRECTORS and SENIOR OFFICERS

Provident (Design Omitted)                  Provident Bank Mortgage (Design
                                              Omitted)

BOARD OF DIRECTORS                          SENIOR OFFICERS

Joseph P. Barr, CPA                         Provident Financial Holdings, Inc.
Principal
Swenson Accountancy Corporation             Craig G. Blunden
                                            Chairman, President & CEO
Bruce W. Bennett
President                                   Robert G. Schrader
Community Care & Rehabilitation Center      Corporate Secretary

Craig G. Blunden                            Donavon P. Ternes
Chairman, President & CEO                   Chief Financial Officer
Provident Savings Bank, FSB
                                            Provident Savings Bank, FSB
Debbi H. Guthrie
President                                   Craig G. Blunden
Roy O. Huffman Roofing Company              Chairman, President & CEO

Robert G. Schrader                          Robert G. Schrader
Executive Vice President & COO              Executive Vice President
Provident Savings Bank, FSB                 Chief Operating Officer

Roy H. Taylor                               Donavon P. Ternes
President                                   Senior Vice President
Talbot & Financial Services                 Chief Financial Officer

William E. Thomas                           Donald L. Blanchard
Principal                                   Senior Vice President
William E. Thomas, Inc.,                    Retail Banking
A Professional Law Corporation
                                            Lilian Brunner
                                            Senior Vice President
                                            Chief Information Officer

                                            Richard L. Gale
                                            Senior Vice President
                                            Provident Bank Mortgage

                           Provident Locations
Provident (Design Omitted)                  Provident Bank Mortgage (Design
                                              Omitted)

Blythe                                      Division Office
350 E. Hobson Way                           3756 Central Avenue
Blythe, CA 92225                            Riverside, CA 92506

Canyon Crest                                WHOLESALE OFFICES
5225 Canyon Crest Drive #86
Riverside, CA 92507                         Rancho Cucamonga
                                            10390 Commerce Center Drive, Suite
Corona                                      190
487 Magnolia Avenue                         Rancho Cucamonga, CA 91730
Corona, CA 92881
                                            RETAIL OFFICES
Corporate Office
3756 Central Avenue                         Call Center
Riverside CA 92506                          6674 Brockton Avenue
                                            Riverside, CA 92506
Downtown Business Center
4001 Main Street                            Glendora
Riverside, CA 92501                         1200 E. Alosta Avenue, Suite 102
                                            Glendora, CA 91740
Hemet
1690 E. Florida Avenue                      Hacienda Heights
Hemet, CA 92544                             17438 A. Colima Road
                                            Hacienda Heights, CA 91745
Moreno Valley
12460 Heacock Street                        Privident Home Equities
Moreno Valley, CA 92553                     10390 Commerce Center Drive, Suite
                                            280
Moreno Valley North                         Rancho Cucamonga, CA 91730
23575 Sunnymead Ranch Parkway
Moreno Valley, CA 92557                     Rancho Mirage
                                            71-991 Highway 111
Rancho Mirage                               Rancho Mirage, CA 92270
71-991 Highway 111
Ranch Mirage, CA 92270                      Riverside
                                            6529 Riverside Avenue, Suite 160
Redlands                                    Riverside, CA 92506
125 E. Citrus Avenue
Redlands, CA 92373                          Torrance
                                            22805 Hawthorne Boulevard
Sun City                                    Torrance, CA 90505
27010 Sun City Boulevard
Sun City, CA 92586

Temecula
40325 Winchester Road
Temecula, CA 92591

          Customer Information 1-800-442-5201 or www.myprovident.com

                      Provident Financial Holdings, Inc.

                               CORPORATE OFFICE

                  3756 Central Avenue, Riverside, CA 92506
                                (909) 686-6060

                             www.myprovident.com

                                NASDAQ - PROV

                              EXHIBIT 21

                     Subsidiaries of the Registrant


Parent
------
Provident Financial Holdings, Inc.

                                    Percentage        Jurisdiction or
Subsidiaries                       of Ownership       State of Incorporation
------------                       ------------       ----------------------
Provident Savings Bank, F.S.B.         100%            United States

Profed Mortgage, Inc.(1) (2)           100%            California

Provident Financial Corporation(1)     100%            California

First Service Corporation(1) (2)       100%            California


(1) This corporation is a wholly owned subsidiary of Provident Savings Bank, F.S.B.

(2)   Currently inactive.

                            EXHIBIT 23

                     Independent Auditors' Consents

INDEPENDENT AUDITORS' CONSENT



    We consent to the incorporation by reference in Registration Statement No. 333-30935 of Provident Financial Holdings, Inc. on Form S-8 of our report dated August 31, 2001, appearing in the Annual Report on Form 10-K of Provident Financial Holdings, Inc., for the year ended June 30, 2001.


/s/ Deloitte & Touche LLP


DELOITTE & TOUCHE LLP

Costa Mesa, California
September 26, 2001

                   CONSENT OF INDEPENDENT ACCOUNTANTS
                   ----------------------------------

           We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-30935) of Provident Financial Holdings, Inc. of our report dated August 4, 2000 relating to the consolidated financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.


/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, CA
September 26, 2001