Form 10-Q
period 2001-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2001-11-13
CIK 1010470

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the quarterly period ended......................September 30, 2001
                                                         ------------------

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

              (1) Yes   X  .  No      .
                      -----      -----

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of class :                            As of October 26, 2001
    ----------------                            ----------------------
  Common stock, $ 0.01 par value                  3,767,009 shares *

* Includes 256,993 shares held by the employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts; and 84,404 shares held by the management recognition plan which have been committed to be released and allocated to participant accounts.

                   PROVIDENT FINANCIAL HOLDINGS, INC.
                         Table of Contents



PART 1 - FINANCIAL INFORMATION


ITEM 1 - Financial Statements. The Unaudited Interim Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition
         as of September 30, 2001 and June 30, 2001...................    1

         Consolidated Statements of Operations
         for the quarter ended September 30, 2001 and 2000............    2

         Consolidated Statements of Stockholders' Equity
         for the quarter ended September 30, 2001 and 2000............    3

         Consolidated Statements of Cash Flows
         for the quarter ended September 30, 2001 and 2000............    4

         Selected Notes to Unaudited Interim Consolidated
         Financial Statements.........................................    5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         General......................................................    8

         Comparison of Financial Condition at September 30, 2001
         and June 30, 2001............................................    8

         Comparison of Operating Results
         for the quarter ended September 30, 2001 and 2000............    9

         Loan Volume Activities.......................................    16

         Liquidity and Capital Resources..............................    16

         Supplemental Information.....................................    17

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings...................................    18

         Item 2.  Changes in Securities...............................    18

         Item 3.  Defaults upon Senior Securities.....................    18

         Item 4.  Submission of Matters to Vote of Stockholders.......    18

         Item 5.  Other Information...................................    18

         Item 6.  Exhibits and Reports on Form 8-K....................    18

SIGNATURES............................................................    19

                       PROVIDENT FINANCIAL HOLDINGS, INC.
                Consolidated Statements of Financial Condition
                                 (Unaudited)
                                In Thousands



                                              September 30,        June 30,
                                                 2001                2001
==============================================================================
Assets
  Cash.....................................  $   22,577           $   23,839
  Overnight deposits.......................      49,500                3,000
------------------------------------------------------------------------------
    Cash and cash equivalents..............      72,077               26,839

  Investment securities-held to maturity
   (fair value $181,347 and $162,498,
    respectively)..........................     177,940              163,332
  Investment securities-available for sale
    at fair value..........................      76,973               41,166
  Loans held for investment, net of
    allowance for loan losses of $6,255
    and $6,068, respectively...............     639,613              697,191
  Loans held for sale, at lower of cost or
    market.................................       3,274                2,175
  Receivable from sale of loans............      70,520              137,286
  Accrued interest receivable..............       7,282                7,001
  Real estate held for investment, net.....      11,412               11,543
  Real estate owned, net...................         123                  224
  Federal Home Loan Bank stock.............      15,797               16,436
  Premises and equipment, net..............       8,560                7,563
  Prepaid expenses and other assets........       5,660                6,470
------------------------------------------------------------------------------
     Total assets..........................  $1,089,231           $1,117,226
==============================================================================

Liabilities and Stockholders' Equity
Liabilities:
  Non-interest-bearing deposits............  $   24,094           $   25,031
  Interest bearing deposits................     683,206              705,010
------------------------------------------------------------------------------
     Total deposits........................     707,300              730,041

   Borrowings..............................     257,522              265,830
   Accounts payable, accrued interest
     and other liabilities.................      24,967               24,097
------------------------------------------------------------------------------
     Total liabilities.....................     989,789            1,019,968

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 2,000,000 shares; none issued
    and outstanding........................          -                    -
  Common stock, $.01 par value;
    authorized 15,000,000 shares; issued
    5,129,715 and 5,128,215 shares,
    respectively; outstanding 3,770,709
    and 3,810,909 shares, respectively)....          51                   51
  Additional paid-in capital...............      51,660               51,544
  Retained earnings........................      75,895               73,697
  Treasury stock at cost (1,359,006 and
    1,317,306 shares, respectively)........     (25,992)             (24,993)
  Unearned stock compensation..............      (3,513)              (3,766)
  Accumulated other comprehensive income,
    net of tax.............................       1,341                  725
------------------------------------------------------------------------------
     Total stockholders' equity............      99,442               97,258
------------------------------------------------------------------------------
     Total liabilities and stockholders'
       equity..............................  $1,089,231           $1,117,226
==============================================================================

The accompanying notes are an integral part of these financial statements.

                        PROVIDENT FINANCIAL HOLDINGS, INC.
                      Consolidated Statements of Operations
                                  (Unaudited)
                     In Thousands, Except Earnings Per Share

                                                       Quarter Ended
                                                        September 30,
                                                    --------------------
                                                      2001         2000
==============================================================================
Interest income
  Loans receivable, net........................   $  14,553     $  16,680
  Investment securities........................       3,371         3,182
  FHLB stock...................................         201           338
  Interest-earning deposits....................         458            19
------------------------------------------------------------------------------
  Total interest income........................      18,583        20,219

Interest expense
  Savings accounts.............................         873           684
  Demand and NOW accounts......................         799           942
  Certificates of deposit......................       5,926         6,759
  Federal Home Loan Bank advances
    and other borrowings.......................       4,157         5,284
------------------------------------------------------------------------------
  Total interest expense.......................      11,755        13,669

------------------------------------------------------------------------------
Net interest income............................       6,828         6,550
Provision for loan losses......................         120             -
------------------------------------------------------------------------------
Net interest income after provision for loan
  losses.......................................       6,708         6,550

Non-interest income
  Loan servicing and other fees................         557           595
  Gain on sale of loans, net...................       2,260         1,309
  Real estate operations, net..................         159           180
  Deposit account fees.........................         369           283
  Other........................................         337           505
------------------------------------------------------------------------------
  Total non-interest income....................       3,682         2,872

Non-interest expense
  Salaries and employee benefits...............       4,098         3,986
  Premises and occupancy.......................         563           509
  Equipment....................................         526           472
  Professional expenses........................         177           122
  Sales and marketing expenses.................         186           268
  Other........................................       1,069         1,066
------------------------------------------------------------------------------
  Total non-interest expense...................       6,619         6,423

------------------------------------------------------------------------------
Income before taxes............................       3,771         2,999
Provision for income taxes.....................       1,573         1,266
------------------------------------------------------------------------------
  Net income...................................   $   2,198     $   1,733
==============================================================================

Basic earnings per share.......................   $    0.64     $    0.49
Diluted earnings per share.....................   $    0.59     $    0.48
==============================================================================

The accompanying notes are an integral part of these financial statements.

                                   PROVIDENT FINANCIAL HOLDINGS, INC.
                     Consolidated Statements of Changes in Stockholders' Equity
                                             (Unaudited)
                                    In Thousands, Except Shares
                        For the Quarters Ended September 30, 2001 and 2000

                                                                                      Accumulated
                                                                           Unearned      Other
                            Common       Additional                          Stock    Comprehensive
                            Stock         Paid-In    Retained    Treasury   Compen-    Income, net
                       Shares    Amount   Capital    Earnings     Stock     sation       of tax      Total
============================================================================================================
Balance at June 30,
  2001............  3,810,909    $  51   $ 51,544   $ 73,697   $(24,993)   $ (3,766)    $  725     $ 97,258
Comprehensive
  income:
  Net income......                                     2,198                                          2,198
  Unrealized holding
    gains on securities
    available for sale,
    net of tax....                                                                         616          616
                                                                                                   ---------
Total comprehensive
  income..........                                                                                    2,814

Purchase of treasury
  stock, net......    (41,700)                                     (999)                               (999)
Issuance of shares
  under stock-option
  plan............      1,500

Release of shares
  under stock-based
  compensation
  plans...........               116                               253                     369
------------------------------------------------------------------------------------------------------------
Balance at September
  30, 2001........  3,770,709    $  51   $ 51,660   $ 75,895   $(25,992)   $ (3,513)    $1,341     $ 99,442
============================================================================================================

The accompanying notes are an integral part of these financial statements.

                                                                                      Accumulated
                                                                           Unearned      Other
                            Common       Additional                          Stock    Comprehensive
                            Stock         Paid-In    Retained    Treasury   Compen-    Income, net
                       Shares    Amount   Capital    Earnings     Stock     sation       of tax      Total
============================================================================================================
Balance at June 30,
  2000............  3,922,066    $  51   $ 51,249   $ 64,811   $(22,696)   $ (4,634)    $  186     $ 88,967
Comprehensive income:
  Net income......                                     1,733                                          1,733
  Unrealized holding
    gains on securities
    available for sale,
    net of tax....                                                                         335          335
                                                                                                    --------
Total comprehensive
  income..........                                                                                    2,068
Purchase of treasury
  stock, net......    (22,000)                                     (398)                               (398)

Release of shares under
  stock-based compensation
  plans...........                             46                               253                     299
------------------------------------------------------------------------------------------------------------
Balance at September
  30, 2000........  3,900,066    $  51   $ 51,295   $ 66,544   $(23,094)   $ (4,381)    $  521     $ 90,936
============================================================================================================

The accompanying notes are an integral part of these financial statements.

                        PROVIDENT FINANCIAL HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 In Thousands

                                                   Quarter Ended
                                                      September 30,
                                                 ---------------------
                                                   2001          2000
==============================================================================
Cash flows from operating activities:
Net income................................... $   2,198         $   1,733
Adjustments to reconcile net income to
  net cash provided by (used for)
   operating activities:
  Depreciation and amortization..............       890               505
  Provision for loan losses..................       120                 -
  Provision for real estate losses...........        20                 -
  Gain on sale of loans......................    (2,260)           (1,309)
  Increase in accounts payable and other
   liabilities...............................       441               386
  Decrease (increase) in prepaid expense
   and other assets..........................       529              (231)
Loans originated for sale....................  (269,055)         (115,894)
Proceeds from sale of loans..................   339,195           119,994
Stock based compensation.....................       369               299
------------------------------------------------------------------------------

     Net cash provided by operating
      activities.............................    72,447             5,483

Cash flows from investing activities:
  Net decrease in loan receivables...........    54,291            13,823
  Proceeds from maturity/calls of
  investment securities held to maturity.....    67,938                 -
  Proceeds from maturity/calls of investment
   securities available for sale.............    32,462                 -
  Purchase of investment securities held to
   maturity..................................   (83,625)                -
  Purchase of investment securities available
   for sale..................................   (66,126)             (993)
  Sales (purchase) of Federal Home Loan Bank
   stock.....................................       639              (338)
  Net sales (purchase) of real estate........       638              (211)
  Purchases of premises and equipment........    (1,378)             (323)
------------------------------------------------------------------------------

     Net cash provided by investing
      activities.............................     4,839            11,958

Cash flows from financing activities:
  Net decrease in deposits...................   (22,741)           (3,453)
  Repayment of Federal Home Loan Bank
   Advances..................................   (10,004)         (426,302)
  Proceeds of Federal Home Loan Bank
   Advances..................................     1,696           411,900
  Repayment of other borrowings..............         -              (132)
  Treasury stock purchases...................      (999)             (398)
------------------------------------------------------------------------------

     Net cash used for financing
      activities.............................   (32,048)          (18,385)
------------------------------------------------------------------------------
  Net increase (decrease) in cash and
   cash equivalents..........................    45,238              (944)
Cash and cash equivalents at beginning of
  period.....................................    26,839            18,965
------------------------------------------------------------------------------

Cash and cash equivalents at end of
  period..................................... $  72,077         $  18,021
==============================================================================

Supplemental information:
  Cash paid for interest..................... $  11,594         $  12,621
  Cash paid for income taxes.................     1,988               432
  Real estate acquired in settlement of
   loans.....................................       114               214
==============================================================================
==============================================================================
==============================================================================

The accompanying notes are an integral part of these financial statements.

                          PROVIDENT FINANCIAL HOLDINGS, INC.
      SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

Note 1: Basis of Presentation

The unaudited interim consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet data at June 30, 2001 is derived from audited consolidated financial statements of Provident Financial Holdings, Inc. (the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2001 (File No. 000-28304) of the Corporation. Certain amounts in the prior period's financial statements may have been reclassified to conform to the current period's presentation.

Note 2: Earnings Per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following tables provide the basic and diluted EPS computations for the quarter ended September 30, 2001 and 2000, respectively.

                                                  For the Quarter Ended
                                                       September 30,
                                                 -----------------------
                                                   2001            2000
==============================================================================
Numerator:
  Net income-numerator for basic earnings
   per share and diluted earnings per share-
   income available to common stockholders....  $ 2,198,341       $ 1,732,664
==============================================================================

Denominator:
  Denominator for basic earnings per share:
    Weighted-average shares...................    3,451,113         3,514,149

  Effect of dilutive securities:
    Employee stock benefit plans..............      251,799           129,854
------------------------------------------------------------------------------

  Denominator for diluted earnings per share:
    Adjusted weighted-average shares
    and assumed conversions...................    3,702,912         3,644,003
==============================================================================

Basic earnings per share......................  $      0.64       $      0.49
Diluted earnings per share....................  $      0.59       $      0.48
==============================================================================

Note 3: Operating Segment Reports

The Corporation has determined that its reportable segments are the operations pertaining to mortgage banking and the operations of Provident Savings Bank, F.S.B. ("Savings Bank") pertaining to consumer and commercial banking. The following tables set forth condensed income statements and total assets for the Corporation's operating segments for the quarter ended September 30, 2001 and 2000, respectively.

                                  For the Quarter Ended September 30, 2001
                             -------------------------------------------------
                                 Savings        Mortgage      Consolidated
                                  Bank          Banking          Totals
==============================================================================

Net interest income.........  $     6,128     $      580      $     6,708

Non-interest income:
  Loan servicing and other
   fees.....................          141            416              557
  Gain on sale of loans,
   net......................           38          2,222            2,260
  Real estate operations,
   net......................          171            (12)             159
  Deposit account fees......          369              -              369
  Other.....................          337              -              337
------------------------------------------------------------------------------
    Total non-interest
     income.................        1,056          2,626            3,682

Non-interest expense:
  Salaries and employee
   benefits.................        3,119            979            4,098
  Premises and occupancy....          440            123              563
  Operating and administrative
   expenses.................        1,319            639            1,958
------------------------------------------------------------------------------
    Total non-interest
     expense................        4,878          1,741            6,619
------------------------------------------------------------------------------

Income before taxes.........  $     2,306     $    1,465       $    3,771
==============================================================================

Total assets, end of
 period.....................  $1 ,011,208     $   78,023       $1,089,231
==============================================================================


                                   For the Quarter Ended September 30, 2000
                             -------------------------------------------------
                                 Savings        Mortgage      Consolidated
                                  Bank          Banking          Totals
==============================================================================

Net interest income.........  $     6,382     $      168       $    6,550

Non-interest income:
  Loan servicing and other
   fees.....................          150            445              595
  (Loss) gain on sale of loans,
   net......................          (15)         1,324            1,309
   Real estate operations,
    net.....................          188             (8)             180
   Deposit account fees.....          283              -              283
   Other....................          346            159              505
------------------------------------------------------------------------------
    Total non-interest
     income.................          952          1,920            2,872

Non-interest expense:
  Salaries and employee
   benefits.................        2,904          1,082            3,986
  Premises and occupancy....          343            166              509
  Operating and administrative
   expenses.................        1,174            754            1,928
------------------------------------------------------------------------------
    Total non-interest
     expense................        4,421          2,002            6,423
------------------------------------------------------------------------------

Income before taxes.........  $     2,913     $       86       $    2,999
==============================================================================

Total assets, end of
 period.....................  $ 1,078,447     $   53,958       $1,132,405
==============================================================================

Note 4: Recent Accounting Pronouncement

Statement of Financial Accounting Standard ("SFAS") No. 133:
------------------------------------------------------------
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in fair value of the derivative and the hedge item will be recognized in earnings. If the derivative is designated in a cash flow hedge, changes in the fair value of the derivative will be recorded in accumulated other comprehensive income and will be recognized in the income statement when the hedge item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

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

SFAS No. 141:
-------------
SFAS No. 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; the use of the pooling-of-interest method is no longer allowed. The adoption of this statement had no material impact on the Corporation's financial position, results of operations or cash flows.

SFAS No. 142:
-------------
SFAS No. 142, "Goodwill and Other Intangible Assets," requires that, once adopted, amortization of goodwill will cease and as an alternative, the carrying value of goodwill will be evaluated for impairment on an annual basis. Intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'." SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The adoption of this statement will have no material impact on the Corporation's financial position, results of operations or cash flows.

SFAS No. 143:
-------------
SFAS No. 143, "Accounting for Asset Retirement Obligations" requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can
be made.   The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. The effective date for SFAS No. 143 will be for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.

SFAS No. 144:
-------------
SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets," replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.


ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Provident Financial Holdings, Inc. ("Provident Financial" or the "Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At September 30, 2001, the Corporation had total assets of $1.1 billion, total deposits of $707.3 million and total stockholders' equity of $99.4 million. Provident Financial has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiaries.

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

The Savings Bank's business consists of consumer and commercial banking operations and mortgage banking activities. The operations primarily consist of accepting deposits from customers within the communities surrounding the Savings Bank's full service offices and investing these funds in commercial real estate, construction, commercial business, consumer loans and, to a lesser extent, one-to-four family, multi-family and other real estate loans. In addition, the Savings Bank also offers business checking accounts and other business banking services, including the servicing of loans for others. Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by one-to-four-family residences. The Savings Bank's revenues are derived principally from interest on its loan and investment portfolios and fees generated through its traditional banking and mortgage banking activities.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operation of the Corporation. The information contained in this section should be read in conjunction with the Unaudited Interim Consolidated Financial Statements and accompanying Selected Notes to Unaudited Interim Consolidated Financial Statements.


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND JUNE 30, 2001

Total assets as of September 30, 2001 decreased by $28.0 million to $1.09 billion from $1.12 billion at June 30, 2001. This decrease was primarily due to a decrease in loans held for investment and the receivable from sale of loans. Total loans held for investment decreased by $57.6 million, or 8 percent, to $639.6 million at September 30, 2001 from $697.2 million at June 30, 2001. Total receivable from the sale of loans decreased by $66.8 million to $70.5 million at September 30, 2001 from $137.3 million at June 30, 2001. This decrease was partially offset by an increase of $50.4 million in investment securities to $254.9 million at September 30, 2001 from $204.5 million at June 30, 2001. Accelerated loan prepayments driven by the refinance market in the first quarter ended September 30, 2001 caused the declines described above.

Total deposits decreased to $707.3 million at September 30, 2001 from $730.0 million at June 30, 2001. This decrease was generally attributable to a decrease in term deposits, which was partially offset by increases in savings and checking accounts. The Corporation continued its focus on building client relationships through checking accounts and other banking products and services.

Total borrowings, which primarily consist of FHLB advances, declined by $8.3 million to $257.5 million at September 30, 2001 from $265.8 million at June 30, 2001. The average maturity of the Corporation's existing FHLB advances remained at approximately 27 months at September 30, 2001 essentially the same as the average maturity at June 30, 2001.

Total stockholders' equity increased by $2.2 million to $99.9 million during the three months ended September 30, 2001, from $97.3 million at June 30, 2001 as a result of net income for the three months, stock based compensation accruals and an increase in unrealized gains on securities available for sale. This increase was partially reduced by the Corporation's stock repurchases during the first three months of fiscal 2002. A total of 41,700 shares, with an average price of $23.98 per share, were repurchased during the first three months of fiscal 2002. This resulted in a total of 84,700 shares repurchased, or 44 percent, of 193,000 shares authorized pursuant to the March 2001 stock repurchase authorization, with an average cost of $22.99 per share. This stock repurchase program is authorized until March of 2002.


COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND
2000

The Corporation's net income for the quarter ended September 30, 2001 was $2.2 million, an increase of $465,000, or 27 percent, from $1.73 million during the same quarter in 2000. This increase was primarily attributable to increases in net interest income and non-interest income, which was partly offset by an increase in operating expenses.

The Corporation's net interest income before loan loss provisions increased by $278,000, or 4 percent to $6.8 million for the quarter ended September, 2001 from $6.6 million during the comparable period of 2000. This increase resulted from a decrease in the cost of funds, which outpaced the decrease in the yield on earning assets. The net interest margin improved to 2.60 percent in the first quarter of fiscal 2002 from 2.40 percent during the same period of fiscal 2001.

The Corporation's efficiency ratio improved to 63 percent in the first quarter of fiscal 2002 from 68 percent in the same period of fiscal 2001. Return on average assets for the quarter ended September 30, 2001 increased to 0.79 percent from 0.61 percent in the same period last year. Return on average equity for the quarter ended September 30, 2001 also increased to 8.93 percent from 7.81 percent in the same period last year.

Diluted earnings per share for the quarter ended September 30, 2001 were $0.59, an increase of 23 percent from $0.48 for the quarter ended September 30, 2000. The increase in the diluted earnings per share reflects the effect of the Corporation's stock repurchase program during fiscal year 2001 in addition to the income recorded during the period.

INTEREST INCOME. Interest income decreased by $1.6 million, or 8 percent, to $18.6 million for the quarter ended September 30, 2001 from $20.2 million during the same quarter in fiscal 2001. This decrease was primarily the result of a lower average loan balance and a lower average loan yield. The average earning assets during the first quarter of fiscal 2002 were $1.05 billion, a decrease of $38.1 million or 3 percent, from $1.09 billion during the same period last year. The average yield on earning assets during the first quarter of fiscal 2002 was 7.07 percent, 35 basis points lower than the average yield of 7.42 percent during the same period last year.

Loan interest income decreased by $2.1 million, or 13 percent, to $14.6 million in the quarter ended September 30, 2001 as compared to $16.7 million for the same period in 2000. This decrease was attributable to a lower average loan balance and a lower average loan yield. The average loans outstanding, including those available for sale decreased by $101.2 million to $766.3 million during the first quarter of fiscal 2002 from $867.5 million during the same quarter of fiscal 2001. The average loan yield during the first quarter of fiscal 2002 was 7.60 percent as compared to 7.69 percent during the same quarter last year. The decline of the average loan balance and the average loan yield were primarily attributable to loan prepayments resulting from the decline in mortgage rates which accelerated the refinance activity.

Interest income from investment securities increased by $189,000, or 6 percent, to $3.4 million during the quarter ended September 30, 2001 from $3.2 million during the same quarter in fiscal 2001. This increase was primarily due to an increase in the average balance. The average balance of investment securities increased by $12.5 million to $216.2 million in the first quarter of fiscal 2002 from $203.8 million in the same quarter of fiscal 2001. The yield on the portfolio remained stable, decreasing one basis point from 6.25 percent during the quarter ending September 30, 2000 to 6.24 percent during the quarter ending September 30, 2001.

Interest income from FHLB stock decreased by $137,000, or 41 percent, to $201,000 in the first quarter of fiscal 2002 from $338,000 in the same period of fiscal 2001. This decrease was attributable to a lower average balance and a lower yield. The average balance of FHLB stock declined to $16.0 million during the first quarter of fiscal 2002 from $17.5 million during the same period of fiscal 2001. The average yield on FHLB stock decreased by 270 basis points to 5.01 percent during the first quarter of fiscal 2002 from 7.71 percent during the same period last year.

Interest income from interest-bearing deposits increased by $439,000 to $458,000 in the first quarter of fiscal 2002 from $19,000 in the same period of fiscal 2001. This increase was due mainly to a higher average balance, which was partly offset by a lower average yield. The average balance of interest bearing deposits increased to $53.3 million during the first quarter of fiscal 2002 from $1.2 million during the same period of fiscal 2001. The increase in the average balance was primarily attributable to the increase of federal funds investments. The average yield on the interest-bearing deposits decreased by 290 basis points to 3.44 percent during the first quarter of fiscal 2002 from 6.34 percent during the same period last year. The decrease in the average yield was due to the decline in market interest rates.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 2001 was $11.8 million as compared to $13.7 million for the same period in 2000, a decrease of $1.9 million, or 14 percent. This decrease was primarily attributable to a decrease in both the average balance and the average cost. The average cost of liabilities was 4.76 percent during the quarter ended September 30, 2001, down 57 basis points compared to 5.33 percent during the same period in 2000. The average balance of interest-bearing liabilities declined by $41.1 million to $979.2 million during the first quarter of fiscal 2002 from $1.02 billion during the same period last year.

Interest expense on deposits for the quarter ended September 30, 2001 was $7.6 million as compared to $8.4 million for the same period in 2000, a decrease of $787,000, or 9 percent. Average deposits increased by $28.0 million to $720.6 million during the quarter ended September 30, 2001 from $692.5 million during the same period in fiscal 2001. The average cost of deposits decreased to 4.18 percent during the quarter ended September 30, 2001 from 4.82 percent during the same quarter in fiscal 2001.

Interest expense on borrowings for the quarter ended September 30, 2001 was $4.2 million as compared to $5.3 million for the same period in 2000, a decrease of $1.1 million, or 21 percent. The average borrowings, which are mainly FHLB advances, were $258.7 million during the quarter ended September 30, 2001 as compared to $327.8 million for the same quarter in fiscal 2001, a decrease of $69.2 million, or 21 percent. The average cost on the borrowings decreased to 6.38 percent for the quarter ended September 30, 2001 from 6.41 percent in the same quarter in fiscal 2001. As of September 30, 2001, the average maturity of FHLB borrowings was at 26.7 months as compared to 11.4 months at September 30, 2000.

The following tables depict the average balance sheets for the quarter ended September 30, 2001 and 2000, respectively:

AVERAGE BALANCE SHEETS
(dollars in thousands)


                              Quarter Ended                Quarter Ended
                              September 30, 2001        September 30, 2000
                       --------------------------  ---------------------------
                        Average            Yield/   Average             Yield/
                        Balance  Interest   Cost    Balance   Interest   Cost
==============================================================================
Interest-earning assets:
Loans receivable,
 net (1)............ $  766,296  $14,553    7.60%  $  867,472  $16,680   7.69%
Investment
 securities.........    216,232    3,371    6.24%     203,759    3,182   6.25%
FHLB stock..........     16,034      201    5.01%      17,537      338   7.71%
Interest-earning
 deposits...........     53,326      458    3.44%       1,198       19   6.34%
------------------------------------------------------------------------------
Total interest-earning
 assets.............  1,051,888   18,583    7.07%   1,089,966   20,219   7.42%

Non-interest earning
 assets.............     56,364                        47,781
------------------------------------------------------------------------------

Total assets........ $1,108,252                    $1,137,747
==============================================================================

Interest-bearing
 liabilities:
Savings accounts....   121,284       873    2.86%      84,327      684   3.23%
Demand and NOW
 accounts...........   164,512       799    1.93%     152,515      942   2.46%
Certificates of
 deposit............   434,784     5,926    5.41%     455,704    6,759   5.90%
------------------------------------------------------------------------------

Total deposits......   720,580     7,598    4.18%     692,546    8,385   4.82%

FHLB advances.......   258,655     4,157    6.38%     324,523    5,217   6.40%
Other borrowings....         -         -       -%       3,285       67   8.11%
------------------------------------------------------------------------------

Total borrowings....   258,655     4,157    6.38%     327,808    5,284   6.41%
------------------------------------------------------------------------------

Total interest-bearing
 liabilities........   979,235    11,755    4.76%   1,020,354   13,669   5.33%

Non-interest-bearing
 liabilities........    30,588                         28,644
------------------------------------------------------------------------------

Total liabilities... 1,009,823                      1,048,998

Stockholders'
 equity.............    98,429                         88,749
------------------------------------------------------------------------------
Total liabilities
 and stockholders'
 equity.............$1,108,252                     $1,137,747
==============================================================================

Net interest
 income.............             $ 6,828                       $ 6,550
==============================================================================

Interest rate
 spread (2).........                        2.30%                        2.09%
Net interest
 margin (3).........                        2.60%                        2.40%
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities........                      107.42%                      106.82%

Return on average assets                    0.79%                        0.61%
Return of average equity                    8.93%                        7.81%
==============================================================================

(1) Includes loans held for sale, net, and receivable from sale of loans
(2) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities
(3) Represents net interest income before provision for loan and lease losses as a percentage of average interest-earning assets

The following table provides the rate/volume variances for the quarter ended September 30, 2001 and 2000, respectively:

RATE/VOLUME VARIANCE
(In thousands)

                                Quarter Ended September 30, 2001 Compared
                                  to Quarter Ended September 30, 2000
                                      Increase (Decrease) Due to
                               -------------------------------------------
                                                         Rate/
                                  Rate      Volume      Volume      Net
==============================================================================
Interest income:
  Loans receivable (1).......   $ (206)   $ (1,945)     $   24    $(2,127)
  Investment securities......       (6)        195           -        189
  FHLB stock.................     (118)        (29)         10       (137)
  Interest-bearing deposits..       (9)        827        (379)       439
------------------------------------------------------------------------------

Total net change in income
 on interest-earning assets..     (339)       (952)       (345)    (1,636)

Interest-bearing liabilities:
  Savings accounts...........      (77)        301         (35)       189
  Demand and NOW accounts....     (201)         74         (16)      (143)
  Certificates of deposit....     (548)       (311)         26       (833)
  FHLB advances..............       (1)     (1,062)          3     (1,060)
  Other borrowings...........      (67)        (67)         67        (67)
------------------------------------------------------------------------------

Total net change in expense on
 interest-bearing
 liabilities.................     (894)     (1,065)         45     (1,914)
------------------------------------------------------------------------------

Net change in net interest
 (loss) income...............   $  555    $    113      $ (390)   $   278
==============================================================================

(1) Includes loans held for sale and receivable from sale of loans. For purposes of calculating volume, rate and rate/volume variances, non accrual loans were included in the weighted average balance outstanding.

PROVISION FOR LOAN LOSSES. A total of $120,000 of loan loss provisions were added during the first quarter of fiscal 2002, as compared to zero during the same period of fiscal 2001. The allowance for loan losses was $6.3 million at September 30, 2001 as compared to $6.9 million for the same period in 2000. The allowance as a percent of gross loans held for investment at September 30, 2001 was 0.97 percent as compared to 0.84 percent at September 30, 2000.

The allowance for loan and lease losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan and lease loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans. Provisions for losses are charged against operations on a monthly basis as necessary to maintain the allowance at appropriate levels. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the portfolio. Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Corporation's loan portfolio, will not request the Corporation to increase significantly its allowance for loan and lease losses. Future adjustments to the allowance for loan and lease losses may be necessary and results of operations could be significantly and adversely affected due to economic, operating, regulatory, and other conditions beyond the control of the Corporation.

The following table is provided to disclose additional details on the Corporation's allowance for loan and lease losses and asset quality:

ALLOWANCE FOR LOAN AND LEASE LOSSES
(dollars in thousands)


                                                   For the Quarter Ended
                                                       September 30
                                                ---------------------------
                                                   2001              2000
==============================================================================

Allowance at beginning of period............    $ 6,068            $ 6,850
Provision for loan and lease losses.........        120                  -
Recoveries:
Mortgage loans:
   One-to-four family.......................          -                  6
   Multifamily..............................         67                  -
   Commercial...............................          -                  -
   Construction.............................          -                  -
Consumer loans..............................          -                  -
Commercial business lending.................          -                  -
------------------------------------------------------------------------------

     Total recoveries.......................         67                  6

Charge-offs:
Mortgage loans:
   One-to-four family.......................          -                  -
   Multifamily..............................          -                  -
   Commercial...............................          -                  -
   Construction.............................          -                  -
Consumer loans..............................          -                 (1)
Commercial business lending.................          -                  -
------------------------------------------------------------------------------

     Total charge-offs......................          -                 (1)
------------------------------------------------------------------------------

     Net (charge-offs) recoveries...........         67                  5
------------------------------------------------------------------------------
       Balance at end of period.............    $ 6,255            $ 6,855
==============================================================================

Allowance for loan and lease losses as a
 percentage of gross loans held for
 investment.................................       0.97%              0.84%

Net charge-offs as a percentage of
 average loans outstanding during
 the period.................................      (0.03)%                -

Allowance for loan and lease losses as a
 percentage of non-performing loans
 at the end of the period...................      231.67%           800.82%
==============================================================================

ASSET QUALITY. The following table is provided to disclose additional details on asset quality (dollars in thousands):


                                    At September 30,      At September 30,
                                   -----------------      -----------------
                                         2001                   2000
==============================================================================
Loans accounted for on a non-accrual
 basis:
Mortgage loans:
   One-to-four family...............   $ 1,828               $   844
   Multi-family.....................         -                     -
   Commercial.......................         -                     -
   Construction.....................         -                     -
Consumer loans......................        53                    12
Commercial business lending.........       819                     -
Other loans.........................         -                     -
------------------------------------------------------------------------------

     Total..........................     2,700                   856

Accruing loans which are contractually
 past due 90 days or more:
Mortgage loans:
   One-to-four family...............         -                     -
   Multifamily......................         -                     -
   Commercial.......................         -                     -
   Construction.....................         -                     -
Consumer loans......................         -                     -
Commercial business lending.........         -                     -

Other loans.........................         -                     -
------------------------------------------------------------------------------

     Total..........................         -                     -

Total of non-accrual and 90 days past
 due loans..........................     2,700                   856

Real estate owned...................       123                 1,173
------------------------------------------------------------------------------

     Total non-performing assets....   $ 2,823               $ 2,029
==============================================================================

Restructured loans..................   $ 1,424               $ 1,475

Non-accrual and 90 days or more
 past due loans as a percentage of
 loans held for investment, net.....     0.42%                 0.11%

Non-accrual and 90 days or more
 past due loans as a percentage
 of total assets....................      0.25%                 0.08%

Non-performing assets as a
 percentage of total assets.........      0.26%                 0.18%
==============================================================================

One-to-four family non-accrual loans increased from 6 loans totaling $844,000 at September 30, 2000 to 9 loans totaling $1.8 million at September 30, 2001. The commercial business lending total of $819,000 is primarily one loan to a developer that is currently in negotiation.

In spite of the increase in non-accrual loans the total is still very low by historical standards. This increase is not attributable to one particular loan category or changes in the systemic risks within the loan portfolio but it does reflect a modest deterioration in a few loans within the portfolio, which are sufficiently reserved. This deterioration can be linked to current economic conditions and the fallout associated with minimal GDP growth and rising unemployment.

The Corporation reviews significant loans individually and identifies impairment when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing. Factors considered in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower and the current economic conditions. The Corporation measures each impaired loan based on the fair value of its collateral and charges off those loans or portions of loans deemed uncollectible.

NON-INTEREST INCOME. Non-interest income increased by $810,000, or 28 percent, to $3.7 million during the quarter ended September 30, 2001 from $2.9 million during the same period in fiscal 2001. The increase in non-interest income was primarily attributable to an increase in gains from the sale of loans.

The gain on sale of loans increased by $951,000, or 73 percent, to $2.3 million for the quarter ended September 30, 2001 from $1.3 million during the same quarter in fiscal 2001. This increase was primarily due to a higher volume of loans originated for sale, which was partially offset by a lower average loan sale margin, in the first quarter of fiscal 2002 compared to the same quarter of fiscal 2001. Total loans originated for sale during the first quarter of fiscal 2002 increased by $153.2 million, or 132 percent, to $269.1 million as compared to $115.9 million in the same period in fiscal 2001. The increase of the loans originated for sale was a result of declines in mortgage rates, which created a refinance market. The average loan sale margin during the first quarter of fiscal 2002 was 0.8 percent as compared to 1.1 percent during the same period of fiscal 2001.

NON-INTEREST EXPENSE. Non-interest expense increased by $196,000 to $6.6 million during the quarter ended September 30, 2001 from $6.4 million in the same period in fiscal 2001. This increase was primarily attributable to an increase in compensation, equipment, premises and occupancy expense resulting primarily from the opening and operating costs of the two new branches in Corona and Temecula, California. These cost increases were partially offset by a decrease in marketing and other operational costs. Non-interest expense as a percentage of average assets increased to 2.4 percent during the first quarter of fiscal 2002 from 2.3 percent during the same period of fiscal 2001.

INCOME TAXES. Income tax expense was $1.6 million for the quarter ended September 30, 2001 as compared to $1.3 million during the same period in 2000. The effective tax rate for the first quarters ended September 30, 2001 and 2000 was approximately 42 percent.

The following table is provided to disclose additional details related to the volume of loans originated, purchased and sold:

LOAN VOLUME ACTIVITIES
  (In thousands)



                                                   For the Quarter Ended
                                                       September 30,
                                                 -------------------------
                                                   2001             2000
==============================================================================
Loans originated for sale:
  Retail originations....................     $   95,366        $   63,617
  Wholesale originations.................        173,689            52,277
------------------------------------------------------------------------------
    Total loans originated for sale......        269,055           115,894

Loans sold:
  Servicing released.....................        335,435           111,428
  Servicing retained.....................          1,500                 -
------------------------------------------------------------------------------
    Total loans sold.....................        336,935           111,428

Loans originated for portfolio:
  Mortgage loans:
    One-to-four family...................          8,204                 -
    Multifamily..........................          1,696                 -
    Commercial...........................          4,150               450
    Construction loans...................         14,327            14,776
  Consumer...............................              -                 -
  Commercial business lending............            497             1,690
  Other loans............................          1,055                 -
------------------------------------------------------------------------------
    Total loans originated for portfolio.         29,929            16,916

Loans purchased for portfolio:
  Mortgage loans:
    Multifamily..........................          1,590                 -
    Commercial...........................              -             1,845
    Construction loans...................          8,245               384
------------------------------------------------------------------------------
    Total loans purchased................          9,835             2,229

Mortgage loan principal repayments.......         93,242            37,895
Real estate acquired in settlement of
 loans...................................            114               214
Decrease in receivable from sale of
 loans...................................         66,766             1,806
Decrease in other items, net (1).........          1,773             2,103
------------------------------------------------------------------------------

Net decrease in loans receivable, net....     $  (56,479)       $  (14,795)
==============================================================================

(1) Includes changes in loans in process, discounts, deferred fees and costs and loan loss reserves.


LIQUIDITY AND CAPITAL RESOURCES. The Corporation's primary sources of funding include deposits, proceeds from loan principal and interest payments, sales of loans, the maturity of and interest income on investment securities, and FHLB advances. The Savings Bank has a credit line available with the FHLB of San Francisco equal to 40 percent of its total assets, which at September 30, 2001 permitted additional advances of $189.5 million. In addition, the Savings Bank has unsecured lines of $90.0 million with its correspondent banks. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The Savings Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Savings Bank generally maintains sufficient cash to meet short-term liquidity needs. At September 30, 2001, cash totaled $22.6 million, or 2.1 percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Savings Bank may rely on FHLB borrowings or unsecured lines for its liquidity needs.

Based on the OTS Transmittal (TR-249) on April 23, 2001, the OTS repealed the liquidity regulation. Even though the percentage liquidity requirement of 4 percent has been eliminated, the interim rule still requires thrifts to maintain adequate liquidity to assure safe and sound operation. The Savings Bank's average liquidity ratio for the quarter ended September 30, 2001 increased to 31 percent from 10 percent during the same period ending September 30, 2000. This increase was primarily due to the unexpected volume of loan prepayments during recent quarters and the redeployment of the proceeds into qualifying liquid investments.

The Savings Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet certain specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. The Savings Bank's actual and required capital amounts and ratios as of September 30, 2001 are as follows (dollars in thousands):


                                                AMOUNT          PERCENT
     ===================================================================

     Tangible capital.......................   $ 83,974           7.80%
     Requirement............................     21,521           2.00%
     -------------------------------------------------------------------

     Excess over requirement................   $ 62,453           5.80%
     ===================================================================

     Tier 1 (core) capital..................   $ 83,974           7.80%
     Requirement to be "Well Capitalized"...   $ 53,802           5.00%
     -------------------------------------------------------------------

     Excess over requirement................   $ 30,172           2.80%
     ===================================================================

     Total risk-based capital...............   $ 90,762          16.24%
     Requirement to be "Well Capitalized"...   $ 55,886          10.00%
     -------------------------------------------------------------------

     Excess over requirement................   $ 34,876           6.24%
     ===================================================================

     Tier 1 risk-based capital..............   $ 83,974          15.03%
     Requirement to be "Well Capitalized"...   $ 33,531           6.00%
     -------------------------------------------------------------------

     Excess over requirement................   $ 50,443           9.03%
     ===================================================================


SUPPLEMENTAL INFORMATION

                               September 30,       June 30,      September 30,
                                   2001              2001            2000
==============================================================================

Loans serviced for others
 (in thousands)............     $ 190,720         $ 203,813       $ 249,588

Book value per share.......     $   26.37         $   25.52       $   23.32
==============================================================================

                              FORWARD LOOKING STATEMENT

Certain matters discussed in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements relate to, among other things, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may therefore involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, the general business environment, interest rates, competitive conditions between banks and non-bank financial services providers, local and national economic conditions, regulatory changes and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

PART II   OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS

From time to time the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Corporation's financial position or results of operations.


ITEM 2.  CHANGES IN SECURITIES

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

A proxy statement dated September 27, 2001was sent to shareholders to vote at the Annual Meeting of Shareholders of the Registrant on October 25, 2001 at the Riverside Art Museum, 3425 Mission Inn Avenue, Riverside, California.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits :

   None.

b) Reports on Form 8-K

   None.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




              Provident Financial Holdings, Inc.




October 25, 2001  /s/ Craig G. Blunden
                  --------------------
                  Craig G. Blunden
                  President and Chief Executive Officer
                 (Principal Executive Officer)






October 25, 2001  /s/ Donavon P. Ternes
                  ---------------------
                  Donavon P. Ternes
                  Senior Vice President and Chief Financial Officer
                 (Principal Financial and Accounting Officer)