Form 10-Q
period 2001-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2002-02-06
CIK 1010470

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended......................December 31, 2001
                                                         -----------------

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

              (1) Yes   X  .  No      .
                      -----      -----

              (2) Yes   X  .  No      .
                      -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of class :                            As of FEBRUARY 1, 2002
    ----------------                            ----------------------

   COMMON STOCK, $ 0.01 PAR VALUE                 3,727,871 SHARES *

* Includes 250,230 shares held by the employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts; 51,727 shares held by the management recognition plan which have been committed to be released and allocated to participant accounts; and 12,000 stock options which were exercised on January 29, 2002.

                       PROVIDENT FINANCIAL HOLDINGS, INC.
                               Table of Contents


PART 1 - FINANCIAL INFORMATION


ITEM 1 - Financial Statements. The Unaudited Interim Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition
         as of December 31, 2001 and June 30, 2001.....................    1

         Consolidated Statements of Operations
         for the quarter and six months ended December 31,
         2001 and 2000.................................................    2

         Consolidated Statements of Stockholders' Equity
         for the quarter and six months ended December 31,
         2001 and 2000.................................................    3

         Consolidated Statements of Cash Flows for the
         quarter and six months ended December 31, 2001
         and 2000......................................................    5

         Selected Notes to Unaudited Interim Consolidated
         Financial Statements..........................................    6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         General.......................................................    11

         Comparison of Financial Condition at December 31,
         2001 and June 30, 2001 .......................................    11

         Comparison of Operating Results for the quarter
         and six months ended December 31, 2001 and 2000...............    12

         Asset Quality.................................................    21

         Loan Volume Activities........................................    23

         Liquidity and Capital Resources...............................    23

         Shareholders' Equity..........................................    25

         Stock Option Plan and Management Recognition Plan.............    25

         Supplemental Information......................................    25

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings....................................    26

         Item 2.  Changes in Securities................................    26

         Item 3.  Defaults upon Senior Securities......................    26

         Item 4.  Submission of Matters to Vote of Stockholders........    26

         Item 5.  Other Information....................................    27

         Item 6.  Exhibits and Reports on Form 8-K.....................    27

SIGNATURES.............................................................    28

                         PROVIDENT FINANCIAL HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)
                             Dollars In Thousands

                                                 DECEMBER 31,       JUNE 30,
                                                    2001              2001
==============================================================================
ASSETS
   Cash...................................... $     25,897      $     23,839
   Overnight deposits........................       71,000             3,000
------------------------------------------------------------------------------
      Cash and cash equivalents..............       96,897            26,839

   Investment securities - held to maturity,
    at amortized cost(fair value $135,831 and
    $162,498, respectively)..................      135,099           163,332
   Investment securities - available for sale
    at fair value............................       87,832            41,166
   Loans held for investment, net of allowance
    for loan losses of $5,820 and $6,068,
    respectively.............................      594,772           697,191
   Loans held for sale, at lower of cost or
    market...................................        4,024             2,175
   Receivable from sale of loans.............       93,838           137,286
   Accrued interest receivable...............        5,626             7,001
   Real estate held for investment, net......       11,294            11,543
   Real estate owned, net....................          443               224
   Federal Home Loan Bank stock..............       15,533            16,436
   Premises and equipment, net...............        8,588             7,563
   Prepaid expenses and other assets.........        7,819             6,470
------------------------------------------------------------------------------

        Total assets......................... $  1,061,765      $  1,117,226
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Non-interest-bearing deposits............. $     27,828      $     25,031
   Interest-bearing deposits.................      670,220           705,010
------------------------------------------------------------------------------
        Total deposits.......................      698,048           730,041

   Borrowings................................      237,516           265,830
   Accounts payable, accrued interest and
    other liabilities........................       25,933            24,097
------------------------------------------------------------------------------
        Total liabilities....................      961,497         1,019,968

Stockholders' equity:
   Preferred stock, $.01 par value; authorized
    2,000,000 shares; none issued and
    outstanding..............................         -                 -
   Common stock, $.01 par value; authorized
    15,000,000 shares; issued 5,129,715 and
    5,128,215 shares, respectively; outstanding
    3,715,871 and 3,810,909 shares,
    respectively)............................           51                51
   Additional paid-in capital................       51,756            51,544
   Retained earnings.........................       78,381            73,697
   Treasury stock at cost (1,413,844 and
    1,317,306 shares, respectively)..........      (27,311)          (24,993)
   Unearned stock compensation...............       (3,363)           (3,766)
   Accumulated other comprehensive income, net
    of tax..................................           754               725
------------------------------------------------------------------------------

        Total stockholders' equity...........      100,268            97,258
------------------------------------------------------------------------------

        Total liabilities and stockholders'
         equity.............................. $  1,061,765      $  1,117,226
==============================================================================

The accompanying notes are an integral part of these financial statements.

                         PROVIDENT FINANCIAL HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                  Dollars In Thousands, Except Earnings Per Share

                                         QUARTER ENDED       SIX MONTHS ENDED
                                          DECEMBER 31,         DECEMBER 31,
                                         --------------      ----------------
                                        2001        2000      2001       2000
==============================================================================
Interest income
   Loans receivable, net............ $ 13,002    $ 16,448  $ 27,555   $ 33,128
   Investment securities............    3,264       3,170     6,635      6,352
   FHLB stock.......................      182         563       383        901
   Interest-earning deposits........      354          42       812         61
------------------------------------------------------------------------------
   Total interest income............   16,802      20,223    35,385     40,442

Interest expense
   Savings accounts.................      707         841     1,580      1,525
   Demand and NOW accounts..........      643         914     1,442      1,856
   Certificates of deposit..........    4,908       7,006    10,834     13,765
   FHLB advances and other
    borrowings......................    3,910       5,076     8,067     10,360
------------------------------------------------------------------------------
   Total interest expense...........   10,168      13,837    21,923     27,506

------------------------------------------------------------------------------
Net interest income.................    6,634       6,386    13,462     12,936
Provision for loan losses...........      126         -         246        -
------------------------------------------------------------------------------
Net interest income after provision
 for loan losses....................    6,508       6,386    13,216     12,936

Non-interest income
   Loan servicing and other fees....      483         478     1,040      1,073
   Gain on sale of loans, net.......    2,869       1,531     5,129      2,840
   Real estate operations, net......      132         184       291        364
   Deposit account fees.............      434         336       803        618
   Other............................      429         500       766      1,006
------------------------------------------------------------------------------
   Total non-interest income........    4,347       3,029     8,029      5,901

Non-interest expense
   Salaries and employee benefits...    4,054       3,666     8,152      7,652
   Premises and occupancy...........      524         437     1,087        946
   Equipment........................      589         438     1,115        910
   Professional expenses............      185         122       362        244
   Sales and marketing expenses.....      260         274       446        542
   Other............................      982         961     2,051      2,027
------------------------------------------------------------------------------
   Total non-interest expense.......    6,594       5,898    13,213     12,321
------------------------------------------------------------------------------

Income before taxes.................    4,261       3,517     8,032      6,516
Provision for income taxes..........    1,775       1,482     3,348      2,748
------------------------------------------------------------------------------
   Net income....................... $  2,486    $  2,035  $  4,684   $  3,768
==============================================================================

BASIC EARNINGS PER SHARE............ $   0.72    $   0.58  $   1.36   $   1.07
DILUTED EARNINGS PER SHARE.......... $   0.70    $   0.57  $   1.31   $   1.05
==============================================================================

The accompanying notes are an integral part of these financial statements.


                                     PROVIDENT FINANCIAL HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              (Unaudited)
                                  Dollars In Thousands, Except Shares
                          FOR THE QUARTERS ENDED DECEMBER 31, 2001 AND 2000

                                                                                     Accumulated
                         Common      Additional                       Unearned          Other
                          Stock       Paid-In    Retained  Treasury    Stock        Comprehensive
                     Shares   Amount  Capital    Earnings    Stock  Compensation  Income, net of tax  Total
============================================================================================================
Balance at September
 30, 2001......... 3,770,709  $  51  $ 51,660   $ 75,895   $(25,992)  $ (3,513)        $  1,341    $ 99,442

Comprehensive
 income:
  Net income......                                 2,486                                              2,486
  Unrealized holding
   losses on
   securities
   available for
   sale, net of
   tax............                                                                         (587)       (587)
                                                                                                   --------
Total comprehensive
 income...........                                                                                    1,899

Purchase of treasury
 stock, net.......   (54,838)                               (1,319)                                  (1,319)

Release of shares
 under stock-based
 compensation
 plans............                         96                              150                          246
------------------------------------------------------------------------------------------------------------

Balance at December
 31, 2001......... 3,715,871  $  51  $ 51,756   $ 78,381  $(27,311)   $ (3,363)        $    754    $100,268
============================================================================================================


                                                                                     Accumulated
                         Common      Additional                       Unearned          Other
                          Stock       Paid-In    Retained  Treasury    Stock        Comprehensive
                     Shares   Amount  Capital    Earnings    Stock  Compensation  Income, net of tax  Total
============================================================================================================

Balance at September
 2000............. 3,900,066  $  51  $ 51,295   $ 66,544  $(23,094)   $ (4,381)        $    521    $ 90,936

Comprehensive
 income:
  Net income......                                 2,035                                              2,035

  Unrealized
   holding gains
   on securities
   available for
   sale, net of
   tax............                                                                          235         235
                                                                                                   --------
Total comprehensive
 income...........                                                                                    2,270

Purchase of
 treasury stock,
 net..............   (37,657)                                 (837)                                    (837)
Issuance of
 shares under
 stock-option
 plan.............    3,000                46                                                            46
Release of shares
 under stock-
 based compen-
 sation plans.....                         59                              252                          311
------------------------------------------------------------------------------------------------------------

Balance at
 December 31,
 2000............. 3,865,409  $  51  $ 51,400   $ 68,579  $(23,931)   $ (4,129)        $    756    $ 92,726
============================================================================================================

The accompanying notes are an integral part of these financial statements.




                                   PROVIDENT FINANCIAL HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            (Unaudited)
                               Dollars In Thousands, Except Shares
                        FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                                                                             Accumulated
                         Common      Additional                       Unearned          Other
                          Stock       Paid-In    Retained  Treasury    Stock        Comprehensive
                     Shares   Amount  Capital    Earnings    Stock  Compensation  Income, net of tax  Total
============================================================================================================
Balance at June
 30, 2001........ 3,810,909   $  51  $ 51,544   $ 73,697  $(24,993)    $ (3,766)        $  725     $ 97,258

Comprehensive
 income:
  Net income.....                                  4,684                                              4,684
  Unrealized
   holding gains
   on securities
   available for
   sale, net of
   tax...........                                                                           29           29
                                                                                                   --------
Total comprehen-
 sive income.....                                                                                     4,713

Purchase of
 treasury stock,
  net............   (96,538)                                (2,318)                                  (2,318)
Issuance of
 shares under
 stock-option
 plan............     1,500                23                                                            23

Release of
 shares under
 stock-based
 compensation
 plans...........                         189                               403                         592
------------------------------------------------------------------------------------------------------------

Balance at
 December 31,
 2001............ 3,715,871   $  51  $ 51,756    $ 78,381  $(27,311)    $(3,363)        $  754     $100,268
============================================================================================================



                                                                                      Accumulated
                         Common      Additional                       Unearned          Other
                          Stock       Paid-In    Retained  Treasury    Stock        Comprehensive
                     Shares   Amount  Capital    Earnings    Stock  Compensation  Income, net of tax  Total
============================================================================================================
Balance at June
 30, 2000........ 3,922,066   $  51  $ 51,249    $ 64,811  $(22,696)    $(4,634)        $  186     $ 88,967

Comprehensive income:
  Net income.....                                   3,768                                             3,768
  Unrealized
   holding gains
   on securities
   available for
   sale, net of
   tax...........                                                                          570          570
                                                                                                   --------
Total comprehen-
 sive income.....                                                                                     4,338

Purchase of
 treasury stock,
 net.............   (59,657)                                 (1,235)                                 (1,235)
Issuance of
 shares under
 stock-option
 plan............     3,000                46                                                            46
Release of
 shares under
 stock-based
 compensation
 plans...........                         105                                 505                       610
------------------------------------------------------------------------------------------------------------

Balance at
 December 31,
 2000............ 3,865,409   $  51  $ 51,400    $ 68,579  $(23,931)    $(4,129)        $  756     $ 92,726
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



                         PROVIDENT FINANCIAL HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             Dollars In Thousands

                                        QUARTER ENDED       SIX MONTHS ENDED
                                         DECEMBER 31,         DECEMBER 31,
                                       ---------------------------------------
                                       2001        2000     2001        2000
==============================================================================
Cash flows from operating activities:
Net income........................ $   2,486   $   2,035  $   4,684  $  3,768
Adjustments to reconcile net......
 income to net cash (used for)
 provided by operating activities:
   Depreciation and amortization..       629         464      1,111       969
   Provision for loan losses......       126          -         246        -
   Provision for real estate
    losses........................        22          -          58        -
   Gain on sale of loans..........    (2,869)     (1,531)    (5,129)   (2,840)
   Gain on sale of investment
    securities....................      (133)       (213)      (133)     (213)
   Increase (decrease) in accounts
    payable and other liabilities.     1,375        (485)     1,816       (99)
  (Increase) decrease in prepaid
    expense and other assets......      (503)       (623)        26      (854)
Loans originated for sale.........  (335,298)   (124,351)  (604,353) (240,245)
Proceeds from sale of loans.......   315,591     121,537    654,786   234,274
Stock based compensation..........       246         311        592       610
------------------------------------------------------------------------------
     Net cash (used for) provided
      by operating activities.....   (18,328)     (2,856)    53,704    (4,630)

Cash flows from investing activities:
   Net decrease in loans held for
    investment....................    42,873      20,891     98,036    41,971
   Proceeds from maturity/calls of
    investment securities held to
    maturity......................    84,809       3,000    152,747     3,000
   Proceeds from maturity/calls of
    investment securities available
    for sale......................    28,163         -       60,625       -
   Sales of investment securities
    available for sale............    20,027       2,265     20,027     2,265
   Purchase of investment securities
    held to maturity..............   (40,497)        -     (124,122)      -
   Purchase of investment securities
    available for sale............   (61,440)     (7,948)  (127,566)   (8,941)
   Sales (purchase) of Federal Home
    Loan Bank stock...............       264        (563)       903      (901)
   Net (acquisitions) sales of real
    estate........................        (9)        368        149       157
   Net purchases of premises and
    equipment.....................      (465)       (132)    (1,843)     (455)
------------------------------------------------------------------------------
     Net cash provided by investing
      activities..................    73,725      17,881     78,956    37,096

Cash flows from financing activities:
   Net (decrease) increase in
    deposits......................    (9,252)     12,862    (31,993)    9,409
   Repayment of Federal Home Loan
    Bank Advances.................   (20,006)   (240,602)   (30,010) (666,904)
   Proceeds of Federal Home Loan
    Bank Advances.................       -       217,500      1,696   629,400
   Repayment of other borrowings..       -          (134)        -       (266)
   Treasury stock purchases.......    (1,319)       (837)    (2,318)   (1,235)
   Exercise of stock options......       -            46         23        46
------------------------------------------------------------------------------
     Net cash used for financing
      activities..................  (30,577)     (11,165)   (62,602)  (29,550)

------------------------------------------------------------------------------
Net increase in cash and cash
 equivalents......................   24,820        3,860     70,058     2,916
Cash and cash equivalents at
 beginning of period..............   72,077       18,021     26,839    18,965
------------------------------------------------------------------------------
Cash and cash equivalents at
 end of period.................... $ 96,897   $   21,881 $   96,897 $  21,881
==============================================================================

Supplemental information:
   Cash paid for interest......... $ 11,813   $   14,070 $   23,407 $  26,691
   Cash paid for income taxes.....    3,000        2,100      5,000     2,600
   Real estate acquired in
    settlement of loans...........      346          316        439       530
==============================================================================

The accompanying notes are an integral part of these financial statements.

                         PROVIDENT FINANCIAL HOLDINGS, INC.
      SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 1: BASIS OF PRESENTATION

The unaudited interim consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The balance sheet data at June 30, 2001 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. (the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2001 (SEC File No. 000-28304) of the Corporation. Certain amounts in the prior periods' financial statements may have been reclassified to conform to the current periods' presentations.


NOTE 2: EARNINGS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following tables provide the basic and diluted EPS computations for the quarter and the six months ended December 31, 2001 and 2000, respectively.


                            FOR THE QUARTER ENDED         FOR THE SIX MONTHS
                                DECEMBER 31,                     ENDED
                                                              DECEMBER 31,
                         -----------------------------------------------------
                            2001          2000           2001           2000
==============================================================================
Numerator:
   Net income - numerator
    for basic earnings
    per share and diluted
    earnings per share-
    income available to
    common stockholders..$2,485,892    $2,034,665    $4,684,233    $3,767,329
==============================================================================

Denominator:
   Denominator for basic
    earnings per share:
     Weighted-average
      shares............. 3,428,915     3,505,180     3,440,014     3,509,701

   Effect of dilutive
    securities:
     Employee stock benefit
      plans..............   144,977        71,022       149,400        68,751
------------------------------------------------------------------------------

   Denominator for diluted
    earnings per share:
     Adjusted weighted-average
      shares and assumed
      conversions........ 3,573,892     3,576,202     3,589,414     3,578,452
==============================================================================

Basic earnings per
 share...................$     0.72    $     0.58    $     1.36   $      1.07
Diluted earnings per
 share...................$     0.70    $     0.57    $     1.31   $      1.05
==============================================================================

NOTE 3: OPERATING SEGMENT REPORTS

The Corporation has determined that its reportable segments are the operations of Provident Savings Bank, F.S.B. pertaining to traditional banking activities and the operations pertaining to mortgage banking. The following tables set forth condensed income statements and total assets for the Corporation's operating segments for the quarter and six months ended December 31, 2001 and 2000, respectively.

                                     FOR THE QUARTER ENDED DECEMBER 31, 2001
                                  --------------------------------------------
                                    TRADITIONAL     MORTGAGE    CONSOLIDATED
                                      BANKING       BANKING        TOTALS
==============================================================================

Net interest income............... $    5,885      $     623    $      6,508

Non-interest income:
   Loan servicing and other fees..       (134)           617             483
   Gain on sale of loans, net.....        139          2,730           2,869
   Real estate operations, net....        197            (65)            132
   Deposit account fees...........        434             -              434
   Other..........................        421              8             429
------------------------------------------------------------------------------
     Total non-interest income....      1,057          3,290           4,347

Non-interest expense:
   Salaries and employee benefits.      3,131            923           4,054
   Premises and occupancy.........        410            114             524
   Operating and administrative
    expenses......................      1,292            724           2,016
------------------------------------------------------------------------------
     Total non-interest expense...      4,833          1,761           6,594
------------------------------------------------------------------------------

Income before taxes............... $    2,109      $   2,152    $      4,261
==============================================================================

Total assets, end of period....... $  961,471      $ 100,294    $  1,061,765
==============================================================================


                                    FOR THE QUARTER ENDED DECEMBER 31, 2000
                                   -------------------------------------------
                                    TRADITIONAL     MORTGAGE    CONSOLIDATED
                                      BANKING       BANKING        TOTALS
==============================================================================

Net interest income............... $    6,207      $     179    $      6,386

Non-interest income:
   Loan servicing and other fees..        204            274             478
  (Loss) gain on sale of loans,
    net...........................        (17)         1,548           1,531
   Real estate operations, net....        197            (13)            184
   Deposit account fees...........        336             -              336
   Other..........................        498              2             500
------------------------------------------------------------------------------
     Total non-interest income....      1,218          1,811           3,029

Non-interest expense:
   Salaries and employee benefits.      2,764            902           3,666
   Premises and occupancy.........        321            116             437
   Operating and administrative
    expenses......................      1,194            601           1,795
------------------------------------------------------------------------------
     Total non-interest expense...      4,279          1,619           5,898
------------------------------------------------------------------------------

Income before taxes............... $    3,146      $     371    $      3,517
==============================================================================

Total assets, end of period....... $1,066,800      $  56,699    $  1,123,499
==============================================================================

                                    FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                   -------------------------------------------
                                    TRADITIONAL     MORTGAGE    CONSOLIDATED
                                      BANKING       BANKING        TOTALS
==============================================================================
Net interest income............... $    12,013   $     1,203   $      13,216

Non-interest income:
   Loan servicing and other fees..           7         1,033           1,040
   Gain on sale of loans, net.....         177         4,952           5,129
   Real estate operations, net....         368           (77)            291
   Deposit account fees...........         803            -              803
   Other..........................         758             8             766
------------------------------------------------------------------------------
     Total non-interest income....       2,113         5,916           8,029

Non-interest expense:
   Salaries and employee benefits.       6,250         1,902           8,152
   Premises and occupancy.........         850           237           1,087
   Operating and administrative
    expenses......................       2,611         1,363           3,974
------------------------------------------------------------------------------
    Total non-interest expense....       9,711         3,502          13,213
------------------------------------------------------------------------------

Income before taxes............... $     4,415    $    3,617    $      8,032
==============================================================================

Total assets, end of period....... $   961,471    $  100,294    $  1,061,765
==============================================================================


                                    FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   -------------------------------------------
                                    TRADITIONAL     MORTGAGE    CONSOLIDATED
                                      BANKING       BANKING        TOTALS
==============================================================================
Net interest income............... $    12,589    $       347   $     12,936

Non-interest income:
   Loan servicing and other fees..         354            719          1,073
  (Loss) gain on sale of loans,
    net...........................         (32)         2,872          2,840
   Real estate operations, net....         385            (21)           364
   Deposit account fees...........         618             -             618
   Other..........................         845            161          1,006
------------------------------------------------------------------------------
     Total non-interest income....       2,170          3,731          5,901

Non-interest expense:
   Salaries and employee benefits.       5,668          1,984          7,652
   Premises and occupancy.........         664            282            946
   Operating and administrative
    expenses......................       2,368          1,355          3,723
------------------------------------------------------------------------------
     Total non-interest expense...       8,700          3,621         12,321
------------------------------------------------------------------------------

Income before taxes............... $     6,059     $      457   $      6,516
==============================================================================

Total assets, end of period....... $ 1,066,800     $   56,699   $  1,123,499
==============================================================================


NOTE 4: RECENT ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standard ("SFAS") No. 133:
------------------------------------------------------------
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in accumulated other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

The Corporation adopted SFAS No. 133 on July 1, 2000. There was no material impact upon adoption. The impact of SFAS No. 133 in fiscal 2002 was a decrease of $42,000 and a decrease of $301,000 in the gain on sale of loans during the second quarter of fiscal 2002 and during the first six months of fiscal 2002, respectively.


SFAS No. 140:
-------------
SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities," was issued in September 2000 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassifications of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 did not have a material impact on the results of operations, financial position or cash flows of the Corporation.


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

SFAS No. 144:
-------------
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Provident Financial Holdings, Inc. ("Provident Financial" or the "Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At December 31, 2001, the Corporation had total assets of $1.1 billion, total deposits of $698.0 million and total stockholders' equity of $100.3 million. Provident Financial has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiaries.

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

The Savings Bank's business consists of traditional banking activities and mortgage banking activities. Traditional banking activities primarily consist of accepting deposits from customers within the communities surrounding the Savings Bank's full service offices and investing these funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans. In addition, the Savings Bank also offers business checking accounts, other business banking services and services loans for others. Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences. The Savings Bank's revenues are derived principally from interest on its loan and investment portfolios and fees generated through its traditional banking and mortgage banking activities. There are various risks inherent in the Savings Bank's business. The Savings Bank's business is subject to, among other risks, interest rate changes and prepayment of loans and investments.

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


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND JUNE 30, 2001

Total assets as of December 31, 2001 decreased by $55.5 million to $1.06 billion from $1.12 billion at June 30, 2001. This decrease was primarily due to a decline in both loans held for investment and the receivable from sale of loans. Total loans held for investment decreased $102.4 million, or 15 percent, to $594.8 million at December 31, 2001 from $697.2 million at June 30, 2001. Accelerated loan prepayments driven by the refinance market during the six months ended December 31, 2001 contributed most of the decrease.
Total loan prepayments during the six months ended December 31, 2001 were $187.7 million; and total loan originations and purchased loans were $104.2 million, most of which were single-family residential and construction loans. The receivable from the sale of loans decreased by $43.4 million to $93.8 million at December 31, 2001 from $137.3 million at June 30, 2001. The decline in the receivable resulted from the timing difference between loan commitments and loan settlements. These decreases were partially offset by increases in investment securities and overnight deposits. Total investment securities increased $18.4 million to $222.9 million at December 31, 2001 from $204.5 million at June 30, 2001 while total overnight deposits increased $68.0 million to $71.0 million at December 31, 2001 from $3.0 million at June 30, 2001.

Total deposits decreased $32.0 million to $698.0 million at December 31, 2001 from $730.0 million at June 30, 2001. This decrease was generally attributable to a decrease in certificates of deposit, and was partially offset by increases in savings and checking accounts. The Corporation continued its focus on building client relationships through checking accounts and fee generating products and services.

Total borrowings, which primarily consist of FHLB advances, declined by $28.3 million to $237.5 million at December 31, 2001 from $265.8 million at June 30, 2001. The average maturity of the Corporation's existing FHLB advances was approximately 47 months (26 months, based on call dates) at December 31, 2001 as compared to the average maturity of 46 months (27 months, based on call dates) at June 30, 2001.

Total stockholders' equity increased by $3.0 million to $100.3 million during the six months ended December 31, 2001, from $97.3 million at June 30, 2001 as a result of net income and the impact of stock based compensation accruals during the first six months of fiscal 2002. This increase was partially reduced by the Corporation's stock repurchases during the first six months of fiscal 2002. A total of 90,400 shares, with an average price of $24.17 per share, were repurchased during the first six months of fiscal 2002. This resulted in a total of 133,400 shares repurchased, or 69 percent, of 193,000 shares authorized pursuant to the March 2001 Stock Repurchase Plan, with an average cost of $23.48 per share. This Stock Repurchase Plan is authorized until March 2002. The Corporation also repurchased 10,696 shares relating to the Management Recognition Plan ("MRP") and awarded 4,558 shares pursuant to the MRP.


COMPARISON OF OPERATING RESULTS FOR THE QUARTER AND THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

The Corporation's net income for the quarter ended December 31, 2001 was $2.5 million, an increase of $451,000, or 22 percent, from $2.0 million during the same quarter in 2000. This increase was primarily attributable to increases in net interest income and non-interest income, and was partly offset by an increase in operating expenses. For the six months ended December 31, 2001 and 2000, the Corporation's net income was $4.7 million and $3.8 million, respectively.

The Corporation's net interest income before loan loss provisions increased by $248,000, or 4 percent to $6.6 million for the quarter ended December 31, 2001 from $6.4 million during the comparable period of 2000. This increase resulted from a decrease in the cost of funds, which outpaced the decrease in the yield on earning assets. The net interest margin improved to 2.59 percent in the second quarter of fiscal 2002 from 2.37 percent during the same period of fiscal 2001. For the six months ended December 31, 2001 and 2000, net interest income was $13.5 million and $12.9 million, respectively; and the net interest margin was 2.59 percent and 2.39 percent, respectively.

The Corporation's efficiency ratio improved to 60 percent in the second quarter of fiscal 2002 from 63 percent in the same period of fiscal 2001. For the six months ended December 31, 2001 and 2000, the efficiency ratio was 61 percent and 65 percent, respectively.

Return on average assets for the quarter ended December 31, 2001 increased to
0.92 percent from 0.72 percent in the same period last year. For the six months ended December 31, 2001 and 2000, the return on average assets was 0.86 percent and 0.67 percent, respectively.

Return on average equity for the quarter ended December 31, 2001 increased to
9.95 percent from 9.21 percent in the same period last year. For the six months ended December 31, 2001 and 2000, the return on average equity was 9.45 percent and 8.51 percent, respectively.

Diluted earnings per share for the quarter ended December 31, 2001 were $0.70, an increase of 23 percent from $0.57 for the quarter ended December 31, 2000. For the six months ended December 31, 2001 and 2000, the diluted earnings per share were $1.31 and $1.05, respectively. The increase in the diluted earnings per share reflected the effect of the net income recorded during the six months ended December 31, 2001 and the Corporation's stock repurchase program during the last 12 months.


INTEREST INCOME. Interest income decreased by $3.4 million, or 17 percent, to $16.8 million for the quarter ended December 31, 2001 from $20.2 million during the same quarter in fiscal 2001. This decrease was primarily the result of a lower average loan balance and a lower average loan yield. The average earning assets during the second quarter of fiscal 2002 were $1.03 billion, a decrease of $50.6 million or 5 percent, from $1.08 billion during the same period last year. The average yield on earning assets during the second quarter of fiscal 2002 was 6.56 percent, 96 basis points lower than the average yield of 7.52 percent during the same period last year.

Loan interest income decreased $3.4 million, or 21 percent, to $13.0 million in the quarter ended December 31, 2001 as compared to $16.4 million for the same period in 2000. This decrease was attributable to a lower average loan balance and a lower average loan yield. The average balance of loans outstanding, including the receivable from sale of loans and the loans held for sale, decreased $158.7 million to $694.2 million during the second quarter of fiscal 2002 from $852.9 million during the same quarter of fiscal 2001.
The average loan yield during the second quarter of fiscal 2002 was 7.49 percent as compared to 7.71 percent during the same quarter last year. The decline of the average loan balance and the average loan yield were primarily attributable to loan prepayments resulting from the decline in mortgage rates.

Interest income from investment securities increased $94,000, or 3 percent, to $3.3 million during the quarter ended December 31, 2001 from $3.2 million during the same quarter in fiscal 2001. This increase was primarily due to an increase in the average balance, which was partly offset by a decrease in the average yield. The average balance of investment securities increased $45.5 million to $247.9 million in the second quarter of fiscal 2002 from $202.4 million in the same quarter of fiscal 2001. The yield on the investment securities portfolio decreased 100 basis points from 6.27 percent during the quarter ending December 31, 2000 to 5.27 percent during the quarter ending December 31, 2001.

FHLB stock dividends decreased by $381,000, or 68 percent, to $182,000 in the second quarter of fiscal 2002 from $563,000 in the same period of fiscal 2001. This decrease was attributable to a lower average balance, a lower yield, and the FHLB stock dividend accrual of $270,000 recorded in the second quarter of fiscal 2001, which in prior periods were not recognized until received. The average balance of FHLB stock declined to $15.6 million during the second quarter of fiscal 2002 from $17.9 million during the same period of fiscal 2001. The average yield on FHLB stock, excluding the accrual made in the second quarter of fiscal 2001, decreased by 190 basis points to 4.65 percent during the second quarter of fiscal 2002 from 6.55 percent during the same period last year.

Interest income from interest-bearing deposits increased $312,000 to $354,000 in the second quarter of fiscal 2002 from $42,000 in the same period of fiscal 2001. This increase was due mainly to a higher average balance and partially offset by a lower average yield. The average balance of interest-bearing deposits increased to $67.5 million during the second quarter of fiscal 2002 from $2.7 million during the same period of fiscal 2001. The increase in the average balance was primarily attributable to the increase of overnight federal funds investments. The average yield on the interest-bearing deposits decreased 415 basis points to 2.10 percent during the second quarter of fiscal 2002 from 6.25 percent during the same period last year. The decline in the average yield was mainly due to the decline in the federal funds rate during the second quarter of fiscal 2002 as compared to the same period in fiscal 2001.

For the six months ended December 31, 2001, total interest income decreased $5.1 million, or 13 percent, to $35.4 million as compared to $40.4 million for the same period in 2000. This decrease was primarily attributable to a decrease of the average balance and the average yield on earning assets. The average earning assets decreased $44.4 million, or 4 percent, to $1.04 billion during the first six months of fiscal 2002 from $1.08 billion during the same period of fiscal 2001. The average yield on earning assets decreased 66 basis points to 6.81 percent during the six months ended December 31, 2001 from 7.47 percent during the same period in 2000.

The interest income on loans decreased by $5.6 million, or 17 percent, to $27.6 million during the first six months of fiscal 2002 from $33.1 million during the same period of fiscal 2001. The average loans outstanding decreased $129.9 million, or 15 percent, to $730.3 million during the six months ended December 31, 2001 from $860.2 million during the same period in 2000. The average yield on loans decreased 15 basis points to 7.55 percent during the first six months of fiscal 2002 as compared to 7.70 percent during the same period in fiscal 2001.

Interest income from investment securities increased $283,000, or 4 percent, to $6.6 million during the six months ended December 31, 2001 from $6.4 million during the same period in fiscal 2001. This increase was primarily due to an increase in the average balance, which was partly offset by a decrease in the average yield. The average balance of investment securities increased $29.0 million to $232.0 million in the first six months of fiscal 2002 from $203.1 million in the same period of fiscal 2001. The yield on the investment securities decreased 54 basis points from 6.26 percent during the six months ending December 31, 2000 to 5.72 percent during the six months ending December 31, 2001

FHLB stock dividends decreased $518,000, or 57 percent, to $383,000 in the first half of fiscal 2002 from $901,000 in the same period of fiscal 2001. The decrease was attributable to a lower average balance, a lower yield and the FHLB stock dividend accrual of $270,000 recorded in the first half of fiscal 2001. The average balance of FHLB stock declined to $15.8 million during the first half of fiscal 2002 from $17.7 million during the same period of fiscal 2001. The average yield on FHLB stock, excluding the accrual made in the first half of fiscal 2001, decreased by 228 basis points to 4.84 percent during the first half of fiscal 2002 from 7.12 percent during the same period last year.

Interest income from interest-bearing deposits increased $751,000 to $812,000 in the first half of fiscal 2002 from $61,000 in the same period of fiscal 2001. This increase was due mainly to a higher average balance, which was partially offset by a lower average yield. The average balance of interest-bearing deposits increased to $60.4 million during the first half of fiscal 2002 from $1.9 million during the same period of fiscal 2001. The increase in the average balance was primarily attributable to the increase of federal funds investments. The average yield on the interest-bearing deposits decreased 359 basis points to 2.69 percent during the first half of fiscal 2002 from 6.28 percent during the same period last year.


INTEREST EXPENSE. Interest expense for the quarter ended December 31, 2001 was $10.2 million as compared to $13.8 million for the same period in 2000, a decrease of $3.7 million, or 27 percent. This decrease was primarily attributable to a decrease in both the average balance and the average cost. The average cost of liabilities was 4.23 percent during the quarter ended December 31, 2001, down 125 basis points compared to 5.48 percent during the same period in 2000. The average balance of interest-bearing liabilities declined $50.7 million to $953.2 million during the second quarter of fiscal 2002 from $1.00 billion during the same period last year.

Interest expense on deposits for the quarter ended December 31, 2001 was $6.3 million as compared to $8.8 million for the same period in 2000, a decrease of $2.5 million, or 29 percent. Average deposits increased $4.9 million to $705.4 million during the quarter ended December 31, 2001 from $700.5 million during the same period in fiscal 2001. The average cost of deposits decreased to 3.52 percent during the quarter ended December 31, 2001 from 4.98 percent during the same quarter in fiscal 2001, a decline of 146 basis points.

Interest expense on borrowings for the quarter ended December 31, 2001 was $3.9 million as compared to $5.1 million for the same period in 2000, a decrease of $1.2 million, or 23 percent. The average borrowings, which are mainly FHLB advances, were $247.8 million during the quarter ended December 31, 2001 as compared to $303.4 million for the same quarter in fiscal 2001, a decrease of $55.6 million, or 18 percent. The average cost of borrowings decreased to 6.26 percent for the quarter ended December 31, 2001 from 6.66 percent in the same quarter in fiscal 2001, a decline of 40 basis points.

For the six months ended December 31, 2001, total interest expense decreased $5.6 million, or 20 percent, to $21.9 million as compared to $27.5 million for the same period in 2000. The average cost of interest-bearing liabilities decreased 91 basis points to 4.50 percent during the first six months of fiscal 2002 as compared to 5.41 percent during the same period of fiscal 2001. The average balance of interest-bearing liabilities during the six-month period of fiscal 2002 decreased $46.4 million, or 5 percent, to $965.7 million as compared to $1.01 billion during the same period last year.

For the six months ended December 31, 2001, total interest expense on deposits decreased $3.3 million, or 19 percent, to $13.9 million as compared to $17.1 million for the same period in 2000. The average deposits increased $16.0 million, or 2 percent, to $712.5 million as compared to $696.5 million during the same period in 2000. The average cost of deposits decreased 104 basis points to 3.86 percent during the first six months of fiscal 2002 as compared to 4.90 percent during the same period in fiscal 2001.

For the six months ended December 31, 2001, total interest expense on borrowings decreased $2.3 million, or 22 percent, to $8.1 million as compared to $10.4 million for the same period in 2000. Average borrowings decreased $62.4 million, or 20 percent, to $253.2 million as compared to $315.6 million during the same period of fiscal 2001. The average cost of borrowings decreased 21 basis points to 6.32 percent during the first six months of fiscal 2002 as compared to 6.53 percent during the same period of fiscal 2001.


The following tables depict the average balance sheets for the quarter and six months ended December 31, 2001 and 2000, respectively:

AVERAGE BALANCE SHEETS
(Dollars in thousands)

                              QUARTER ENDED                QUARTER ENDED
                            DECEMBER 31, 2001            DECEMBER 31, 2000
                       --------------------------  ---------------------------
                        AVERAGE            YIELD/   AVERAGE             YIELD/
                        BALANCE  INTEREST   COST    BALANCE   INTEREST   COST
==============================================================================
Interest-earning assets:
Loans receivable,
 net (1)............ $  694,222  $13,002    7.49%  $  852,906  $16,448   7.71%
Investment
 securities.........    247,856    3,264    5.27%     202,374    3,170   6.27%
FHLB stock (2)......     15,640      182    4.65%      17,900      563  12.58%
Interest-earning
 deposits...........     67,519      354    2.10%       2,686       42   6.25%
------------------------------------------------------------------------------
Total interest-
 earning assets.....  1,025,237   16,802    6.56%   1,075,866   20,223   7.52%
Non-interest
 earning assets.....     54,126                        47,098
------------------------------------------------------------------------------
Total assets........ $1,079,363                    $1,122,964
==============================================================================

Interest-bearing liabilities:
Savings accounts....    127,406      707    2.20%      93,222      841   3.59%
Demand and NOW
 accounts...........    169,340      643    1.51%     150,124      914   2.42%
Certificates of
 deposit............    408,627    4,908    4.77%     457,110    7,006   6.10%
------------------------------------------------------------------------------
Total deposits......    705,373    6,258    3.52%     700,456    8,761   4.98%
FHLB advances.......    247,790    3,910    6.26%     300,259    5,012   6.64%
Other borrowings....          -        -       -%       3,153       64   8.08%
------------------------------------------------------------------------------
Total borrowings....    247,790    3,910    6.26%     303,412    5,076   6.66%
------------------------------------------------------------------------------
Total interest-bearing
 liabilities........    953,163   10,168    4.23%   1,003,868   13,837   5.48%
Non-interest-bearing
 liabilities........     26,297                        30,754
------------------------------------------------------------------------------
Total liabilities...    979,460                     1,034,622
Stockholders'
 equity.............     99,903                        88,342
------------------------------------------------------------------------------
Total liabilities
 and stockholders'
 equity............. $1,079,363                    $1,122,964
==============================================================================
Net interest income.             $ 6,634                       $ 6,386
==============================================================================
Interest rate
 spread (3).........                        2.32%                        2.04%
Net interest
 margin (4).........                        2.59%                        2.37%
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities........                      107.56%                      107.17%
Return on average
 assets.............                        0.92%                        0.72%
Return of average
 equity.............                        9.95%                        9.21%
==============================================================================
(1)  Includes loans held for sale, net, and receivable from sale of loans
(2) Income of FHLB stock in fiscal 2001 includes accrual of FHLB dividends, totaling $270,000, which in prior periods were not recognized until received.
(3) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities
(4) Represents net interest income before provision for loan and lease losses as a percentage of average interest-earning assets

AVERAGE BALANCE SHEETS
(Dollars in thousands)

                            SIX MONTHS ENDED             SIX MONTHS ENDED
                            DECEMBER 31, 2001            DECEMBER 31, 2000
                       --------------------------  ---------------------------
                        AVERAGE            YIELD/   AVERAGE             YIELD/
                        BALANCE  INTEREST   COST    BALANCE   INTEREST   COST
==============================================================================
Interest-earning assets:
Loans receivable,
 net (1)............ $  730,251  $27,555    7.55%  $  860,189  $33,128   7.70%
Investment
 securities.........    232,044    6,635    5.72%     203,067    6,352   6.26%
FHLB stock (2)......     15,837      383    4.84%      17,718      901  10.17%
Interest-earning
 deposits...........     60,422      812    2.69%       1,942       61   6.28%
------------------------------------------------------------------------------
Total interest-
 earning assets.....  1,038,554   35,385    6.81%   1,082,916   40,442   7.47%
Non-interest
 earning assets.....     53,583                        47,439
------------------------------------------------------------------------------
Total assets........ $1,092,137                    $1,130,355
==============================================================================
Interest-bearing
liabilities:
Savings accounts....    124,351    1,580    2.52%      88,774    1,525   3.42%
Demand and NOW
 accounts...........    166,468    1,442    1.72%     151,319    1,856   2.44%
Certificates of
 deposit............    421,705   10,834    5.10%     456,408   13,765   6.00%
------------------------------------------------------------------------------
Total deposits......    712,524   13,856    3.86%     696,501   17,146   4.90%
FHLB advances.......    253,222    8,067    6.32%     312,391   10,230   6.51%
Other borrowings....          -        -       -%       3,219      130   8.03%
------------------------------------------------------------------------------
Total borrowings....    253,222    8,067    6.32%     315,610   10,360   6.53%
------------------------------------------------------------------------------
Total interest-bearing
 liabilities........    965,746   21,923    4.50%   1,012,111   27,506   5.41%
Non-interest-bearing
 liabilities........     27,209                        29,699
------------------------------------------------------------------------------
Total liabilities...    992,955                     1,041,810
Stockholders'
 equity.............     99,182                        88,545
------------------------------------------------------------------------------
Total liabilities
 and stockholders'
 equity............. $1,092,137                    $1,130,355
==============================================================================
Net interest income.             $13,462                       $12,936
==============================================================================
Interest rate
 spread (3).........                        2.31%                        2.06%
Net interest
 margin (4).........                        2.59%                        2.39%
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities........                      107.54%                      107.00%
Return on average
 assets.............                        0.86%                        0.67%
Return of average
 equity.............                        9.45%                        8.51%
==============================================================================
(1)  Includes loans held for sale, net, and receivable from sale of loans
(2) Income of FHLB stock in fiscal 2001 includes accrual of FHLB dividends, totaling $270,000, which in prior periods were not recognized until received.
(3) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities
(4) Represents net interest income before provision for loan and lease losses as a percentage of average interest-earning assets

The following table provides the rate/volume variances for the quarter and six months ended December 31, 2001 and 2000, respectively:

RATE/VOLUME VARIANCE
(Dollars in thousands)

                                    QUARTER ENDED DECEMBER 31, 2001 COMPARED
                                       TO QUARTER ENDED DECEMBER 31, 2000
                                           INCREASE (DECREASE) DUE TO
                                    ------------------------------------------
                                                            Rate/
                                    Rate       Volume      Volume     Net
==============================================================================
Interest income:
  Loans receivable (1)......... $   (474)    $ (3,060)   $    88    $ (3,446)
  Investment securities........     (505)         712       (113)         94
  FHLB stock (2)...............     (355)         (71)        45        (381)
  Interest-bearing deposits....      (28)       1,014       (674)        312
------------------------------------------------------------------------------
Total net change in income
  on interest-earning assets...   (1,362)      (1,405)      (654)     (3,421)

Interest-bearing liabilities:
  Savings accounts.............     (323)         309       (120)       (134)
  Demand and NOW accounts......     (344)         117        (44)       (271)
  Certificates of deposit......   (1,516)        (745)       163      (2,098)
  FHLB advances................     (274)        (878)        50      (1,102)
  Other borrowings.............      (64)         (64)        64         (64)
------------------------------------------------------------------------------
Total net change in expense on
  interest-bearing liabilities.   (2,521)      (1,261)       113      (3,669)
------------------------------------------------------------------------------
Net change in net interest
 (loss) income.................  $ 1,159     $   (144)    $ (767)  $     248
==============================================================================

(1) Includes loans held for sale and receivable from sale of loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.
(2) Income of FHLB stock in fiscal 2001 includes accrual of FHLB dividends, totaling $270,000, which in prior periods were not recognized until received.

RATE/VOLUME VARIANCE
(Dollars in thousands)

                                   SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED
                                       TO SIX MONTHS ENDED DECEMBER 31, 2000
                                           INCREASE (DECREASE) DUE TO
                                   -------------------------------------------
                                                            Rate/
                                    Rate       Volume      Volume     Net
==============================================================================
Interest income:
  Loans receivable (1)......... $   (670     $ (5,004)   $   101    $ (5,573)
  Investment securities........     (545)         906        (78)        283
  FHLB stock (2)...............     (472)         (96)        50        (518)
  Interest-bearing deposits....      (35)       1,837     (1,051)        751
------------------------------------------------------------------------------
Total net change in income
  on interest-earning assets...   (1,722)      (2,357)      (978)     (5,057)

Interest-bearing liabilities:
  Savings accounts.............     (397)         613       (161)         55
  Demand and NOW accounts......     (545)         186        (55)       (414)
  Certificates of deposit......   (2,040)      (1,049)       158      (2,931)
  FHLB advances................     (278)      (1,943)        58      (2,163)
  Other borrowings.............     (130)        (130)       130        (130)
------------------------------------------------------------------------------
Total net change in expense on
  interest-bearing liabilities.   (3,390)      (2,323)       130      (5,583)
------------------------------------------------------------------------------
Net change in net interest
  (loss) income................  $ 1,668    $     (34)  $ (1,108)  $     526
==============================================================================

(1) Includes loans held for sale and receivable from sale of loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.
(2) Income of FHLB stock in fiscal 2001 includes accrual of FHLB dividends, totaling $270,000, which in prior periods were not recognized until received.


PROVISION FOR LOAN AND LEASE LOSSES. A total of $126,000 of loan loss provisions were added during the second quarter of fiscal 2002, as compared to zero during the same period of fiscal 2001. For the six months ended December 31, 2001, a total of $246,000 of loan loss provisions were added as compared to zero during the same period last year. The allowance for loan and lease losses was $5.8 million at December 31, 2001 as compared to $6.8 million for the same period in 2000. The decline in the loan loss reserves was mainly attributable to the charge-offs or partial charge-offs of seven commercial business loans, totaling $570,000.

The allowance for loan and lease losses as a percentage of gross loans held for investment improved to 0.97 percent at December 31, 2001 from 0.85 percent at December 31, 2000. Non-performing assets, primarily non-performing loans, as a percentage of total assets declined to 0.16 percent at December 31, 2001 from 0.18 percent last year. Both measures reflect favorable trends, but the ratios improved largely as a result of a reduction in the loan portfolio. The allowance for loan and lease losses declined by slightly over $1.0 million dollars during the prior 12-month period, resulting mainly from higher loan charge-offs. These charge-offs occurred primarily in the commercial loan portfolio. A total of $777,000 of the charge-offs were linked to two business borrowers. Both borrowers have had significant cash flow problems causing the Corporation to re-evaluate their ability to repay their loans. The Corporation has recently negotiated a repayment plan with one borrower that appears to facilitate the full repayment of principal and interest including the amount charged-off. The Corporation is in the process of structuring a similar arrangement with the other borrower. In any event, the Corporation does not anticipate future charge-offs associated with either of these borrowers. The impairment has been fully recognized.

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

The following table is provided to disclose additional details on the Corporation's allowance for loan and lease losses and asset quality:

ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

                                 FOR THE QUARTER ENDED   FOR SIX MONTHS ENDED
                                       DECEMBER 31,           DECEMBER 31,
                                 ---------------------------------------------
                                      2001      2000         2001      2000
==============================================================================

Allowance at beginning of period.. $ 6,255    $ 6,855     $ 6,068    $ 6,850
Provision for loan and lease
 losses...........................     126          -         246          -
Recoveries:
Mortgage loans:
  Single-family...................      19         18          19         24
  Multi-family....................       -          -          67          -
  Commercial......................       2          -           2          -
  Construction....................       -          -           -          -
Consumer loans....................       -          -           -          -
Commercial business lending.......       -          -           -          -
------------------------------------------------------------------------------
  Total recoveries................      21         18          88         24
Charge-offs:
Mortgage loans:
  Single-family...................      (9)       (49)         (9)       (49)
  Multi-family ...................       -          -           -          -
  Commercial......................       -          -           -          -
  Construction....................       -          -           -          -
Consumer loans....................      (3)        (1)         (3)        (2)
Commercial business lending.......    (570)         -        (570)         -
------------------------------------------------------------------------------
  Total charge-offs...............    (582)       (50)       (582)       (51)
------------------------------------------------------------------------------
  Net (charge-offs) recoveries....    (561)       (32)       (494)       (27)
------------------------------------------------------------------------------
    Balance at end of period...... $ 5,820    $ 6,823     $ 5,820    $ 6,823
==============================================================================

Allowance for loan and lease
  losses as a percentage of gross
  loans held for investment.......    0.97%      0.85%       0.97%      0.85%
Net charge-offs as a percentage
  of average loans outstanding
  during the period...............    0.32%      0.02%       0.27%      0.01%
Allowance for loan and lease
  losses as a percentage of
  non-performing loans
  at the end of the period........  457.19%    506.91%     457.19%    506.91%
==============================================================================

NON-INTEREST INCOME. Non-interest income increased $1.3 million, or 44 percent, to $4.3 million during the quarter ended December 31, 2001 from $3.0 million during the same period in fiscal 2001. The increase in non-interest income was primarily attributable to an increase in gains from the sale of loans.

The gain on sale of loans increased $1.3 million, or 87 percent, to $2.9 million for the quarter ended December 31, 2001 from $1.5 million during the same quarter in fiscal 2001. This increase was primarily due to a higher volume of loans originated for sale, which was partially offset by a lower average loan sale margin, in the second quarter of fiscal 2002 compared to the same quarter of fiscal 2001. Total loans originated for sale during the second quarter of fiscal 2002 increased $210.9 million, or 170 percent, to $335.3 million as compared to $124.4 million in the same period in fiscal 2001. The increase of the loans originated for sale was a result of declines in mortgage rates, which created a refinance market. The average loan sale margin during the second quarter of fiscal 2002 (excluding the adjustments for SFAS No. 133 which reduced income by $42,000) was 0.9 percent as compared to 1.2 percent during the same period of fiscal 2001.

For the six months ended December 31, 2001, non-interest income increased $2.1 million, or 36 percent, to $8.0 million from $5.9 million during the same period in 2000. The increase in non-interest income was primarily attributable to an increase in the gains on sale of loans.

For the six months ended December 31, 2001, the gain on sale of loans increased $2.3 million, or 81 percent, to $5.1 million from $2.8 million during the same period in fiscal 2001. This increase was primarily due to a higher volume of loans originated for sale, which was partially offset by a lower average loan sale margin, in the first half of fiscal 2002 compared to the same period of fiscal 2001. Total loans originated for sale during the first half of fiscal 2002 increased $364.1 million, or 152 percent, to $604.4 million as compared to $240.2 million in the same period in fiscal 2001. The average loan sale margin during the second quarter of fiscal 2002 (excluding the adjustments for SFAS No. 133 which reduced income by $301,000) was 0.9 percent as compared to 1.2 percent during the same period of fiscal 2001.


NON-INTEREST EXPENSE. Non-interest expense increased $696,000, or 12 percent, to $6.6 million during the quarter ended December 31, 2001 from $5.9 million in the same period in fiscal 2001. This increase was primarily attributable to an increase in compensation, equipment and professional expenses related to higher loan production volume and the operating costs of the new branches in Corona and Temecula, California. Despite the increase in non-interest expenses during the second quarter of fiscal 2002, the efficiency ratio improved to 60 percent from 63 percent during the same period last year. This was the result of operating revenue increasing at a more rapid pace than non-interest expense.

For the six months ended December 31, 2001, non-interest expense increased $892,000, or 7 percent, to $13.2 million from $12.3 million during the same period last year. This increase was mainly due to an increase in compensation, premises and occupancy, equipment and professional expenses. For the six months ended December 31, 2001, the efficiency ratio improved to 61 percent from 65 percent during the same period last year, the result of operating revenue increasing at a more rapid pace than non-interest expense during this period.


INCOME TAXES. Income tax expense was $1.8 million for the quarter ended December 31, 2001 as compared to $1.5 million during the same period in 2000. The effective tax rate for the second quarters ended December 31, 2001 and 2000 was approximately 42 percent.

For the six months ended December 31, 2001, income tax expense was $3.3 million as compared to $2.7 million during the same period in 2000. The effective tax rate for the six months ended December 31, 2001 and 2000 was approximately 42 percent.


ASSET QUALITY. Non-accrual single-family loans, which consisted of eight properties, remained at approximately $1.3 million at December 31, 2001 as compared to the same period last year. No interest accruals were made for loans, which were past due 90 days or more. Due to the decline in the loan portfolio outstanding, non-accrual and 90 days or more past due loans as a percentage of net loans held for investment increased to 0.21 percent at December 31, 2001 from 0.17 percent at December 31, 2000.

In the second quarter of fiscal 2002, the Corporation completed its annual review of the commercial loan portfolio. All areas of concern have been addressed and the Corporation is comfortable that all credit quality issues have been resolved and recognized. The Corporation has no credit quality concerns regarding the remainder of the loan portfolio. Delinquent loans and non-performing assets remain at very low levels by historical standards. Current loan loss reserves are deemed sufficient to address any matter that may arise.

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


The following table is provided to disclose details on asset quality (dollars in thousands):

                                            AT DECEMBER 31,  AT DECEMBER 31,
                                            ---------------  ---------------
                                                  2001             2000
==============================================================================
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Single-family..............................   $ 1,259        $  1,335
  Multi-family ..............................         -               -
  Commercial.................................         -               -
  Construction ..............................         -               -
Consumer loans...............................        14              11
Commercial business lending..................         -               -
Other loans..................................         -               -
------------------------------------------------------------------------------
  Total......................................     1,273           1,346
Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
  Single-family..............................         -               -
  Multi-family...............................         -               -
  Commercial.................................         -               -
  Construction...............................         -               -
Consumer loans...............................         -               -
Commercial business lending..................         -               -
Other loans..................................         -               -
------------------------------------------------------------------------------
  Total......................................         -               -

Total of non-accrual and 90 days
  past due loans.............................     1,273           1,346

Real estate owned............................       443             697
------------------------------------------------------------------------------

  Total non-performing assets................   $ 1,716         $ 2,043
==============================================================================

Restructured loans...........................   $ 1,419         $ 1,471

Non-accrual and 90 days or more past due
  loans as a percentage of loans held for
  investment, net............................      0.21%           0.17%

Non-accrual and 90 days or more past due
  loans as a percentage of total assets......      0.12%           0.12%

Non-performing assets as a percentage of
  total assets...............................      0.16%           0.18%
==============================================================================

The following table is provided to disclose details related to the volume of loans originated, purchased and sold:

LOAN VOLUME ACTIVITIES
(Dollars in thousands)

                                 FOR THE QUARTER ENDED   FOR SIX MONTHS ENDED
                                    DECEMBER 31,           DECEMBER 31,
                               --------------------------------------------
                                   2001        2000       2001        2000
==============================================================================

Loans originated for sale:
  Retail originations......... $ 109,581   $  55,084  $  204,947   $ 118,710
  Wholesale originations......   225,717      69,267     399,406     121,544
------------------------------------------------------------------------------
    Total loans originated
      for sale................   335,298     124,351     604,353     240,245
Loans sold:
  Servicing released..........  (312,151)   (120,006)   (647,586)   (231,434)
  Servicing retained..........      (571)          -      (2,071)          -
------------------------------------------------------------------------------
    Total loans sold..........  (312,722)   (120,006)   (649,657)   (231,434)

Loans originated for portfolio:
  Mortgage loans:
    Single-family.............    34,735           -      42,939           -
    Multi-family..............     1,298           -       2,994           -
    Commercial................     2,820         800       6,970       1,250
    Construction loans........    13,712       7,521      28,039      22,297
  Consumer....................        30           -          30           -
  Commercial business lending.     1,467         369       1,964       2,059
  Other loans.................       812           -       1,867           -
------------------------------------------------------------------------------
    Total loans originated
      for portfolio...........    54,874       8,690      84,803      25,606

Loans purchased for portfolio:
  Mortgage loans:
    Single-family.............         -           -           -           -
  Multi-family................         -           -       1,590           -
  Commercial..................       800       1,645         800       3,490
  Construction loans..........     8,766         851      17,011       1,235
------------------------------------------------------------------------------
    Total loans purchased.....     9,566       2,496      19,401       4,725

Mortgage loan principal
  repayments..................  (106,245)    (35,631)   (199,508)    (73,526)
Real estate acquired in
  settlement of loans.........      (346)       (316)       (439)       (530)
(Increase) decrease in
  receivable from sale
  of loans....................   (23,318)     (4,287)     43,448      (2,481)
(Decrease) increase in other
  items, net (1)..............    (1,198)      4,242      (2,971)      2,139
------------------------------------------------------------------------------
Net decrease in loans
  receivable, net.............$  (44,091) $  (20,461) $ (100,570) $  (35,256)
==============================================================================

(1) Includes changes in loans in process, discounts, deferred fees and costs and loan loss reserves.


LIQUIDITY AND CAPITAL RESOURCES. The Corporation's primary sources of funding include deposits, proceeds from loan principal and interest payments, sales of loans, the maturity of and interest income on investment securities, and FHLB advances. The Savings Bank has a credit line available with the FHLB of San Francisco equal to 40 percent of its total assets, which at December 31, 2001 permitted additional advances of $186.9 million. In addition, the Savings Bank has unsecured lines of $45.0 million with its correspondent bank. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The Savings Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Savings Bank generally maintains sufficient cash to meet short-term liquidity needs. At December 31, 2001, cash and cash equivalents totaled $96.9 million, or 9 percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Savings Bank may rely on FHLB borrowings or unsecured lines for its liquidity needs.

Based on the OTS Transmittal (TR-249) on April 23, 2001, the OTS repealed the liquidity regulation. Even though the percentage liquidity requirement of 4 percent has been eliminated, the interim rule still requires thrifts to maintain adequate liquidity to assure safe and sound operation. The Savings Bank's average liquidity ratio for the quarter ended December 31, 2001 increased to 39 percent from 10 percent during the same period ending December 31, 2000. This increase was primarily due to the unexpected volume of loan prepayments during recent quarters and the deployment of the cash flows into qualifying liquid investments.

The Corporation has been experiencing a large volume of loan prepayments in its loan portfolio; and it has become increasingly difficult to reinvest these cash flows in assets that carry similar or better interest rate risk characteristics. The recent refinance market has been dominated by fixed rate loans and the Corporation has not added long-term fixed rate loans to its portfolio at a time when interest rates are at or near historical lows. Therefore, while the Corporation has taken steps to address the issue of rising liquidity levels, the Corporation finds that a larger percentage of its earning assets are invested at significantly lower rates than the Corporation would like. The Corporation has mitigated the impact of this in several ways. The Corporation has increased the balance of the investment securities portfolio, generated more loans for portfolio from its mortgage banking and major loan divisions, reduced the balance of certificates of deposit and reduced the balance of Federal Home Loan Bank advances. The Corporation will endeavor to reverse this trend during the second half of fiscal 2002. This will be accomplished with prudent interest rate risk management practices.

The Corporation is committed to increase the origination of those loans that the Corporation retains in its loan portfolio, to increase the balance of investment securities outstanding and to continue these activities during the accelerated loan prepayment cycle. During the first six months of fiscal 2002, the volume of loans generated for portfolio increased by 244%, to $104.2 million dollars, in comparison to the same period last year and the average balance of our investment securities portfolio grew by 14% or $29.0 million dollars. These are significant improvements but are insufficient in and of themselves to offset the prepayment volumes that the Corporation has experienced. The Corporation will continue to seek increased activity in these areas but must also have a slowdown in loan prepayments to have the desired impact on the balance sheet and income statement. Recently, loan prepayments have declined and the number of portfolio loans generated by the mortgage division has increased.

The Savings Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet certain specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. The Savings Bank's actual and required capital amounts and ratios as of December 31, 2001 are as follows (dollars in thousands):

                                                  AMOUNT      PERCENT
==============================================================================
  Tangible capital ........................     $ 85,732        8.17%
  Requirement..............................       20,974        2.00%
------------------------------------------------------------------------------

  Excess over requirement..................     $ 64,758        6.17%
==============================================================================

  Tier 1 (core) capital....................     $ 85,732        8.17%
  Requirement to be "Well Capitalized".....     $ 52,436        5.00%
------------------------------------------------------------------------------

  Excess over requirement..................     $ 33,296        3.17%
==============================================================================

  Total risk-based capital.................     $ 92,088       16.34%
  Requirement to be "Well Capitalized".....     $ 56,369       10.00%
------------------------------------------------------------------------------

  Excess over requirement..................     $ 35,719        6.34%
==============================================================================

  Tier 1 risk-based capital................     $ 85,732       15.21%
  Requirement to be "Well Capitalized".....     $ 33,821        6.00%
------------------------------------------------------------------------------

  Excess over requirement..................     $ 51,911        9.21%
==============================================================================

SHAREHOLDERS' EQUITY. The ability of the Corporation to pay dividends depends primarily on the ability of the Savings Bank to pay dividends to the corporation. The Savings Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for its liquidation account or the regulatory capital requirements imposed by federal and state regulation. In October 2001, the Savings Bank paid a dividend of paid a paid $1.2 million to the Corporation for the primary purpose of funding the March 2001 Stock Repurchase Plan. For the six months ended December 31, 2001, total cash dividends of $2.4 million were declared and paid by the Savings Bank to the Corporation.


STOCK OPTION PLAN AND MANAGEMENT RECOGNITION PLAN. Pursuant to the terms of the Corporation's 1996 Stock Option Plan, the Corporation granted options for 85,500 shares of common stock on October 30, 2001 to certain officers, directors and employees. Pursuant to the Plan, the options vest at a rate of 20 percent per year over a five-year period. Pursuant to the terms of the Corporation's Management Recognition Plan ("MRP"), the Corporation awarded 4,558 restricted shares of common stock on October 30, 2001 to certain officers and directors. Pursuant to the MRP, the restricted shares vest over a period ranging from one to five years and on a yearly pro-rata vesting schedule.

SUPPLEMENTAL INFORMATION

                                     December 31,   June 30,    December 31,
                                         2001         2001          2000
==============================================================================
Loans serviced for
  others (in thousands)..........    $ 170,261     $ 203,813     $ 238,140
Book value per share.............    $   26.98     $   25.52     $   23.99
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


PART II   OTHER INFORMATION
---------------------------

Item 1.  LEGAL PROCEEDINGS

From time to time the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation's financial position or results of operations.


Item 2.  CHANGES IN SECURITIES

Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The Corporation's Annual Meeting of Stockholders ("Meeting") was held on October 25, 2001, at the Riverside Art Museum at 3425 Mission Inn Avenue, Riverside, California. The results of the vote on the two items presented at the Meeting were as follows:

1. ELECTION OF DIRECTORS

       There were three nominees:
       --------------------------
       1. Joseph P. Barr is a Certified Public Accountant in California and Ohio and has been in public accounting for more than 30 years. He is currently a principal with Swenson Accountancy Corp., a regional assurances and business services firm, with which he has been associated since 1996. Mr. Barr also serves on the Audit Committee.

       2. Bruce W. Bennett is the President and owner of Community Care and Rehabilitation Center, a skilled nursing facility, with which he has been associated since 1973. He also serves as Chairman of Community Health Corporation and Riverside Community Hospital. Mr. Bennett currently serves as Chairman of the Audit Committee.

       3. Debbi H. Guthrie is the President and owner of Roy O. Huffman Roof Company, with which she has been affiliated since 1971. Ms. Guthrie currently serves on the Company's Audit Committee.

       The results of the vote were the following:

                                        FOR                  WITHHELD
                               ---------------------   ----------------------
                                Number                  Number
                               of Votes   Percentage   of Votes   Percentage
                               --------   ----------   --------   -----------


       Joseph P. Barr......... 3,340,105      97.5      84,145        2.5
       Bruce W. Bennett....... 3,339,995      97.5      84,255        2.5
       Debbi H. Guthrie....... 3,337,309      97.5      86,941        2.5


2. APPOINTMENT OF AUDITORS

       Stockholders approved the appointment of the Corporation's auditors, Deloitte & Touche LLP, as independent auditors for the fiscal year ending June 30, 2002 by the following vote:

       FOR...........    3,387,948 shares  or 98.9 percent of total vote
       AGAINST.......       21,238 shares  or  0.6 percent of total vote
       ABSTAIN.......       15,064 shares  or  0.5 percent of total vote




Item 5.  OTHER INFORMATION

None.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits :
   None.


b) Reports on Form 8-K
   None.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Provident Financial Holdings, Inc.



February 1, 2002             /s/ Craig G. Blunden
                             -------------------------------------
                             Craig G. Blunden
                             President and Chief Executive Officer
                             (Principal Executive Officer)


February 1, 2002             /s/ Donavon P. Ternes
                             -------------------------------------
                             Donavon P. Ternes
                             Senior Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)