Form 10-Q
period 2002-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2002-05-13
CIK 1010470

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended......................March 31, 2002
                                                         --------------

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

              (1) Yes   X  .  No      .
                      -----      -----

              (2) Yes   X  .  No      .
                      -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of class :                            As of May 10, 2002
    ----------------                            ------------------

   Common stock, $ 0.01 par value               3,707,171 shares *

   * Includes 243,467 shares held by the employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts; and 51,727 shares held by the management recognition plan which have been committed to be released and allocated to participant accounts.

                    PROVIDENT FINANCIAL HOLDINGS, INC.

                            Table of Contents

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements. The Unaudited Interim Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition
           as of March 31, 2002 and June 30, 2001.....................    1

         Consolidated Statements of Operations
           for the quarter and nine months ended
           March 31, 2002 and 2001....................................    2

         Consolidated Statements of Stockholders' Equity
           for the quarter and nine months ended
           March 31, 2002 and 2001....................................    3

         Consolidated Statements of Cash Flows
           for the quarter and nine months ended
           March 31, 2002 and 2001....................................    5

         Selected Notes to Unaudited Interim Consolidated
           Financial Statements.......................................    6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
         General......................................................   10
         Critical Accounting Policies.................................   10
         Comparison of Financial Condition at
           March 31, 2002 and June 30, 2001...........................   11
         Comparison of Operating Results
           for the quarter and nine months ended
           March 31, 2002 and 2001....................................   12
         Asset Quality................................................   22
         Loan Volume Activities.......................................   24
         Liquidity and Capital Resources..............................   24
         Commitments and Derivatives..................................   26
         Shareholders' Equity ........................................   27
         Stock Option Plan and Management Recognition Plan............   27
         Supplemental Information.....................................   28

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk....   28

PART II -OTHER INFORMATION
         Item 1.  Legal Proceedings...................................   30
         Item 2.  Changes in Securities...............................   30
         Item 3.  Defaults upon Senior Securities ....................   30
         Item 4.  Submission of Matters to Vote of Stockholders.......   30
         Item 5.  Other Information ..................................   30
         Item 6.  Exhibits and Reports on Form 8-K....................   30
SIGNATURES............................................................   31

                  PROVIDENT FINANCIAL HOLDINGS, INC.
            Consolidated Statements of Financial Condition
                             (Unaudited)
                         Dollars In Thousands

                                                   March 31,      June 30,
                                                     2002           2001
==============================================================================
Assets
 Cash                                             $   23,457    $   23,839
 Overnight deposits...............................    90,000         3,000
------------------------------------------------------------------------------
   Cash and cash equivalents......................   113,457        26,839

 Investment securities - held to maturity,
  at amortized cost (fair value $112,227 and
  $162,498, respectively).........................   112,978       163,332
 Investment securities - available for sale
  at fair value...................................   108,283        41,166
 Loans held for investment, net of allowance for
  loan losses of $5,746 and $6,068, respectively..   589,235       697,191
 Loans held for sale, at lower of cost or market..     2,024         2,175
 Receivable from sale of loans....................    67,375       137,286
 Accrued interest receivable......................     6,229         7,001
 Real estate held for investment, net.............    11,163        11,543
 Real estate owned, net ..........................     1,374           224
 Federal Home Loan Bank stock ....................    14,618        16,436
 Premises and equipment, net......................     8,305         7,563
 Prepaid expenses and other assets................     6,574         6,470
------------------------------------------------------------------------------

   Total assets...................................$1,041,615    $1,117,226
==============================================================================

Liabilities and Stockholders' Equity
Liabilities:
 Non-interest-bearing deposits....................$   29,470    $   25,031
 Interest-bearing deposits........................   665,489       705,010
------------------------------------------------------------------------------
   Total deposits.................................   694,959       730,041

 Borrowings.......................................   222,472       265,830
 Accounts payable, accrued interest
  and other liabilities...........................    22,407        24,097
------------------------------------------------------------------------------
   Total liabilities..............................   939,838     1,019,968

Stockholders' equity:
 Preferred stock, $.01 par value; authorized
  2,000,000 shares; none issued and outstanding...         -             -
 Common stock, $.01 par value; authorized 15,000,000
  shares; issued 5,141,715 and 5,128,215 shares,
  respectively; outstanding 3,707,171 and 3,810,909
  shares, respectively)...........................        51            51
 Additional paid-in capital.......................    52,054        51,544
 Retained earnings ...............................    80,378        73,697
 Treasury stock at cost (1,434,544 and 1,317,306
  shares, respectively)...........................   (27,876)      (24,993)
 Unearned stock compensation......................    (3,114)       (3,766)
 Accumulated other comprehensive income, net of tax      284           725
------------------------------------------------------------------------------

   Total stockholders' equity.....................   101,777        97,258
------------------------------------------------------------------------------

   Total liabilities and stockholders' equity.....$1,041,615    $1,117,226
==============================================================================

The accompanying notes are an integral part of these financial statements.

                   PROVIDENT FINANCIAL HOLDINGS, INC.
                 Consolidated Statements of Operations
                               (Unaudited)
             Dollars In Thousands, Except Earnings Per Share

                                        Quarter Ended     Nine Months Ended
                                          March 31,           March 31,
                                     -----------------   --------------------
                                       2002     2001        2002     2001
==============================================================================
Interest income
 Loans receivable, net.............$ 12,015  $ 16,688    $ 39,570  $ 49,816
 Investment securities.............   2,704     3,200       9,339     9,552
 FHLB stock........................     196       271         579     1,172
 Interest-earning deposits.........     408        39       1,220       100
------------------------------------------------------------------------------
 Total interest income.............  15,323    20,198      50,708    60,640

Interest expense
 Savings accounts..................     750       893       2,330     2,418
 Demand and NOW accounts...........     509       923       1,951     2,779
 Certificates of deposit ..........   4,096     6,923      14,930    20,688
 FHLB advances and other
  borrowings.......................   3,506     4,845      11,573    15,205
------------------------------------------------------------------------------
 Total interest expense............   8,861    13,584      30,784    41,090

------------------------------------------------------------------------------
Net interest income................   6,462     6,614      19,924    19,550
Provision for loan losses..........     129         -         375         -
------------------------------------------------------------------------------
Net interest income after provision
 for loan losses...................   6,333     6,614      19,549    19,550

Non-interest income
 Loan servicing and other fees.....     538       485       1,578     1,558
 Gain on sale of loans, net........   2,285     1,928       7,414     4,768
 Real estate operations, net.......     181       170         472       534
 Deposit account fees..............     416       354       1,219       971
 Other.............................     263       342       1,029     1,349
------------------------------------------------------------------------------
 Total non-interest income.........   3,683     3,279      11,712     9,180

Non-interest expense
 Salaries and employee benefits....   4,256     3,670      12,408    11,322
 Premises and occupancy............     559       466       1,646     1,412
 Equipment.........................     553       411       1,668     1,321
 Professional expenses.............     172       135         534       379
 Sales and marketing expenses......     109       234         555       776
 Other.............................     942     1,017       2,993     3,044
------------------------------------------------------------------------------
 Total non-interest expense........   6,591     5,933      19,804    18,254

------------------------------------------------------------------------------
Income before taxes................   3,425     3,960      11,457    10,476
Provision for income taxes ........   1,428     1,620       4,776     4,368
------------------------------------------------------------------------------
 Net income .......................$  1,997  $  2,340    $  6,681  $  6,108
==============================================================================

Basic earnings per share...........$   0.58  $   0.67    $   1.95  $   1.74
Diluted earnings per share.........$   0.56  $   0.65    $   1.86  $   1.70
==============================================================================

The accompanying notes are an integral part of these financial statements.


                                           PROVIDENT FINANCIAL HOLDINGS, INC.
                              Consolidated Statements of Changes in Stockholders' Equity
                                                       (Unaudited)
                                         Dollars In Thousands, Except Shares
                                    For the Quarters Ended March 31, 2002 and 2001


                                                                                     Accumulated
                         Common      Additional                       Unearned          Other
                          Stock       Paid-In    Retained  Treasury    Stock        Comprehensive
                     Shares   Amount  Capital    Earnings    Stock  Compensation  Income, net of tax  Total
============================================================================================================
Balance at December
 31, 2001......... 3,715,871  $  51  $ 51,756   $ 78,381   $(27,311)  $ (3,363)        $    754    $100,268

Comprehensive income:
 Net income.......                                 1,997                                              1,997
 Unrealized hold-
   ing losses on
   securities
   available for
   sale, net
   of tax.........                                                                         (470)       (470)

Total comprehen-
 sive income......                                                                                    1,527

Purchase of
 treasury stock,
 net..............   (20,700)                                  (565)                                   (565)

Issuance of shares
 under stock-
 option plan......    12,000              183                                                           183

Release of shares
 under stock-based
 compensation
 plans............                        115                              249                          364
------------------------------------------------------------------------------------------------------------
Balance at March
 31, 2002......... 3,707,171  $ 51   $ 52,054   $ 80,378   $(27,876)   $(3,114)       $    284     $101,777
============================================================================================================



                                                                                     Accumulated
                         Common      Additional                       Unearned          Other
                          Stock       Paid-In    Retained  Treasury    Stock        Comprehensive
                     Shares   Amount  Capital    Earnings    Stock  Compensation  Income, net of tax  Total
============================================================================================================
Balance at December
 31, 2000.........3,865,409  $  51  $  51,400  $ 68,579   $(23,931)  $ (4,129)        $    756    $ 92,726

Comprehensive income:
 Net income.......                                2,340                                              2,340
 Unrealized holding
 gains on securities
 available for sale,
 net of tax.......                                                                         134         134
                                                                                                ----------
Total comprehen-
 sive income......                                                                                   2,474

Purchase of
 treasury stock,
 net..............  (11,500)                                  (114)                                   (114)

Release of shares
 under stock-
 based compen-
 sation plans....                          66                             122                          188
------------------------------------------------------------------------------------------------------------
Balance at March
 31, 2001........ 3,853,909  $  51  $  51,466  $ 70,919   $(24,045)  $ (4,007)        $    890    $ 95,274
============================================================================================================


The accompanying notes are an integral part of these financial statements.



                              PROVIDENT FINANCIAL HOLDINGS, INC.
                  Consolidated Statements of Changes in Stockholders' Equity
                                          (Unaudited)
                             Dollars In Thousands, Except Shares
                      For the Nine Months Ended March 31, 2002 and 2001

                                                                                     Accumulated
                         Common      Additional                       Unearned          Other
                          Stock       Paid-In    Retained  Treasury    Stock        Comprehensive
                     Shares   Amount  Capital    Earnings    Stock  Compensation  Income, net of tax  Total
============================================================================================================
Balance at June
 30, 2001.........3,810,909  $  51  $  51,544  $  73,697  $(24,993)  $ (3,766)        $    725    $ 97,258

Comprehensive income:
 Net income                                        6,681                                             6,681
 Unrealized holding
  gains on securities
  available for sale,
  net of tax......                                                                        (441)       (441)
                                                                                                 ---------
Total comprehen-
 sive income......                                                                                   6,240

Purchase of
 treasury stock,
 net.............. (117,238)                                (2,883)                                 (2,883)

Issuance of shares
 under stock-
 option plan......   13,500               206                                                          206

Release of shares
 under stock-based
 compensation
 plans............                        304                              652                         956
------------------------------------------------------------------------------------------------------------

Balance at March
 31, 2002.........3,707,171  $  51  $  52,054  $  80,378  $(27,876)  $ (3,114)        $  284      $101,777
============================================================================================================

                                                                                     Accumulated
                         Common      Additional                       Unearned          Other
                          Stock       Paid-In    Retained  Treasury    Stock        Comprehensive
                     Shares   Amount  Capital    Earnings    Stock  Compensation  Income, net of tax  Total
============================================================================================================
Balance at June
 30, 2000.........3,922,066  $  51  $  51,249  $  64,811  $ (22,696) $ (4,634)        $    186    $ 88,967
Comprehensive income:
 Net income ......                                 6,108                                             6,108
 Unrealized holding
 gains on securities
 available for sale,
 net of tax.......                                                                       704           704
                                                                                                 ---------
Total comprehen-
 sive income......                                                                                   6,812
Purchase of
 treasury stock,
 net..............  (71,157)                                 (1,349)                                (1,349)
Issuance of shares
 under stock-
 option plan......    3,000                46                                                           46
Release of shares
 under stock-based
 compensation
 plans............                        171                             627                          798
------------------------------------------------------------------------------------------------------------
Balance at March
 31, 2001........ 3,853,909  $  51  $  51,466  $  70,919  $ (24,045) $ (4,007)        $  890      $ 95,274
============================================================================================================


The accompanying notes are an integral part of these financial statements.

                      PROVIDENT FINANCIAL HOLDINGS, INC.
                    Consolidated Statements of Cash Flows
                                (Unaudited)
                           Dollars In Thousands

                                       Quarter Ended        Nine Months Ended
                                         March 31,               March 31,
                              ------------------------------------------------
                                  2002          2001         2002        2001
==============================================================================
Cash flows from operating
 activities:
Net income................... $     1,997   $    2,340   $   6,681 $    6,108
Adjustments to reconcile net
 income to net cash provided
 by (used for) operating
 activities:
  Depreciation and
   amortization..............        466           453       1,577      1,422
  Provision for loan losses..        129             -         375          -
  Provision for real estate
   losses....................          -             -          58          -
  Gain on sale of loans......     (2,285)       (1,928)     (7,414)    (4,768)
  Gain on sale of investment
   securities................        (21)          (21)       (154)      (234)
 (Decrease) increase in
   accounts payable and
   other liabilities.........     (3,200)        2,679      (1,384)     2,580
  Decrease (increase) in
   prepaid expense and other
   assets....................        642            24         668       (830)
Loans originated for sale....   (269,078)     (217,962)   (873,431)  (458,207)
Proceeds from sale of loans..    296,121       147,069     950,907    381,343
Stock based compensation.....        364           188         956        798
------------------------------------------------------------------------------
    Net cash  provided by
    (used for) operating
     activities..............     25,135       (67,158)     78,839    (71,788)


Cash flows from investing
 activities:
  Net decrease in loans held
   for investment............      8,271        27,416     106,307     69,387
  Proceeds from maturity/calls
   of investment securities
   held to maturity..........     26,843        66,500     179,590     69,500
  Proceeds from maturity/calls
   of investment securities
   available for sale........     19,580             -      80,205          -
  Proceeds from MBS principal
   payments..................      3,204             -       3,240          -
  Sales of investment securities
   available for sale........      1,454         3,988      21,481      6,253
  Purchase of investment
   securities held to
   maturity..................     (5,025)       (7,500)   (129,147)    (7,500)
  Purchase of investment
   securities available for
   sale......................    (45,141)      (53,541)   (172,707)   (62,482)
  Sales (purchase) of Federal
   Home Loan Bank stock......        915         2,030       1,818      1,129
  Net (acquisitions) sales
   of real estate............          -          (674)        149       (517)
  Net purchases of premises
   and equipment.............       (161)         (238)     (2,004)      (693)
------------------------------------------------------------------------------
    Net cash provided by
     investing activities....      9,940        37,981      88,896     75,077

Cash flows from financing
 activities:
  Net (decrease) increase
   in deposits...............     (3,089)       17,511     (35,082)    26,920
  Repayment of Federal Home
  Loan Bank Advances.........    (15,044)     (193,402)    (45,054)  (860,306)
  Proceeds of Federal Home
   Loan Bank Advances........          -       205,100       1,696    834,500
  Repayment of other
   borrowings................          -          (137)          -       (403)
  Treasury stock purchases...       (565)         (114)     (2,883)    (1,349)
  Exercise of stock options..        183             -         206         46
------------------------------------------------------------------------------
    Net cash (used for)
     provided by financing
     activities..............    (18,515)       28,958     (81,117)      (592)

------------------------------------------------------------------------------
Net increase (decrease) in
 cash and cash equivalents...     16,560          (219)     86,618      2,697
Cash and cash equivalents
 at beginning of period......     96,897        21,881      26,839     18,965
------------------------------------------------------------------------------

Cash and cash equivalents at
 end of period............... $  113,457    $   21,662   $ 113,457 $   21,662
==============================================================================

Supplemental information:
  Cash paid for interest..... $    7,472    $   13,186   $  30,879 $   39,877
  Cash paid for income
   taxes.....................        440         1,200       5,440      3,800
  Real estate acquired in
   settlement of loans.......        942           452       1,348        982
==============================================================================

The accompanying notes are an integral part of these financial statements.

                    PROVIDENT FINANCIAL HOLDINGS, INC.
         SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL
                                STATEMENTS
                              March 31, 2002

Note 1: Basis of Presentation

The unaudited interim consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The balance sheet data at June 30, 2001 is from the audited consolidated financial statements of Provident Financial Holdings, Inc. (the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2001 (SEC File No. 000-28304) of the Corporation. Certain amounts in the prior periods' financial statements may have been reclassified to conform to the current periods' presentations. The results of operations for the interim periods are not indicative of results for the full year.

Note 2: Earnings Per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following tables provide the basic and diluted EPS computations for the quarter and the nine months ended March 31, 2002 and 2001, respectively.

                            For the Quarter Ended       For the Nine Months
                                   March 31,                   Ended
                                                              March 31,
                            --------------------------------------------------
                                 2002    2001        2002       2001
==============================================================================
Numerator:
  Net income - numerator for
    basic earnings per share
    and diluted earnings per
    share-income available
    to common stockholders  $1,997,241  $2,340,498  $6,681,474  $6,107,826
==============================================================================

Denominator:
  Denominator for basic
  earnings per share:
    Weighted-average
      shares...............  3,416,011   3,498,986   3,432,130   3,505,747
  Effect of dilutive
  securities:
    Employee stock benefit
      plans................    180,908      89,521     165,430      83,046
------------------------------------------------------------------------------

  Denominator for diluted
  earnings per share:
    Adjusted weighted-
      average shares
      and assumed
      conversions..........  3,596,919   3,588,507   3,597,560   3,588,793
==============================================================================


Basic earnings per share... $     0.58  $     0.67  $     1.95  $     1.74
Diluted earnings per share. $     0.56  $     0.65  $     1.86  $     1.70
==============================================================================
                                       6

Note 3: Operating Segment Reports

The Corporation has determined that its reportable segments are the operations of Provident Savings Bank, F.S.B. pertaining to traditional banking activities and the operations pertaining to mortgage banking. The following tables set forth condensed income statements and total assets for the Corporation's operating segments for the quarter and nine months ended March 31, 2002 and 2001, respectively.

                                   For the Quarter Ended March 31, 2002
                                ------------------------------------------
                                Traditional      Mortgage     Consolidated
                                  Banking         Banking        Totals
==========================================================================
Net interest income............ $     5,692    $      641      $     6,333

Non-interest income:
  Loan servicing and other
   fees........................        (248)          786              538
  Gain on sale of loans, net...          (2)        2,287            2,285
  Real estate operations, net..         192           (11)             181
  Deposit account fees.........         416             -              416
  Other........................         263             -              263
--------------------------------------------------------------------------
    Total non-interest income..         621         3,062            3,683


Non-interest expense:
  Salaries and employee
   benefits....................       3,194         1,062            4,256
  Premises and occupancy.......         443           116              559
  Operating and administrative
   expenses....................       1,180           596            1,776
--------------------------------------------------------------------------
    Total non-interest expense.       4,817         1,774            6,591
--------------------------------------------------------------------------

Income before taxes............ $     1,496     $   1,929      $     3,425
==========================================================================

Total assets, end of period.... $   969,369     $  72,246      $ 1,041,615
==========================================================================


                                   For the Quarter Ended March 31, 2001
                                ------------------------------------------
                                Traditional      Mortgage     Consolidated
                                  Banking         Banking         Totals
==========================================================================

Net interest income............ $     6,296     $     318      $     6,614
Non-interest income:
  Loan servicing and other
   fees........................         248           237              485
 (Loss) gain on sale of loans,
   net.........................         (16)        1,944            1,928
  Real estate operations, net..         157            13              170
  Deposit account fees.........         354             -              354
  Other........................         340             2              342
--------------------------------------------------------------------------
    Total non-interest income..       1,083         2,196            3,279

Non-interest expense:
  Salaries and employee
   benefits....................       2,839           831            3,670
  Premises and occupancy.......         344           122              466
  Operating and administrative
   expenses....................       1,154           643            1,797
--------------------------------------------------------------------------
    Total non-interest expense.       4,337         1,596            5,933
--------------------------------------------------------------------------

Income before taxes............ $     3,042     $     918     $      3,960
==========================================================================

Total assets, end of period.... $ 1,025,360     $ 132,533     $  1,157,893
==========================================================================

                                 For the Nine Months Ended March 31, 2002
                                ------------------------------------------
                                Traditional      Mortgage     Consolidated
                                  Banking         Banking         Totals
==========================================================================

Net interest income............. $   17,705    $    1,844    $      19,549

Non-interest income:
  Loan servicing and other fees.       (108)        1,686            1,578
  Gain on sale of loans, net....         42         7,372            7,414
  Real estate operations, net...        560           (88)             472
  Deposit account fees..........      1,219             -            1,219
  Other.........................      1,021             8            1,029
--------------------------------------------------------------------------
    Total non-interest income...      2,734         8,978           11,712

Non-interest expense:
  Salaries and employee
   benefits.....................      9,444         2,964           12,408
  Premises and occupancy........      1,293           353            1,646
  Operating and administrative
   expenses.....................      3,791         1,959            5,750
--------------------------------------------------------------------------
    Total non-interest expense..     14,528         5,276           19,804
--------------------------------------------------------------------------

Income before taxes............. $    5,911    $    5,546     $     11,457
==========================================================================

Total assets, end of period..... $  969,369    $   72,246     $  1,041,615
==========================================================================


                                 For the Nine Months Ended March 31, 2001
                                ------------------------------------------
                                Traditional      Mortgage     Consolidated
                                  Banking         Banking         Totals
==========================================================================

Net interest income............ $    18,885    $      665     $     19,550

Non-interest income:
  Loan servicing and other
   fees........................         602           956            1,558
 (Loss) gain on sale of loans,
   net.........................         (48)        4,816            4,768
  Real estate operations, net..         542            (8)             534
  Deposit account fees.........         971             -              971
  Other........................       1,186           163            1,349
--------------------------------------------------------------------------
    Total non-interest income..       3,253         5,927            9,180

Non-interest expense:
  Salaries and employee
   benefits....................       8,507         2,815           11,322
  Premises and occupancy.......       1,008           404            1,412
  Operating and administrative
   expenses....................       3,522         1,998            5,520
--------------------------------------------------------------------------
    Total non-interest expense.      13,037         5,217           18,254
--------------------------------------------------------------------------

Income before taxes............ $     9,101     $   1,375     $     10,476
==========================================================================

Total assets, end of period.... $ 1,025,360     $  132,533    $  1,157,893
==========================================================================


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

The Corporation adopted SFAS No. 133 on July 1, 2000. There was no material impact upon adoption (refer to the Derivatives section for details on the SFAS No. 133 implementation).

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

SFAS No. 143:
------------
SFAS No. 143, "Accounting for Asset Retirement Obligations" requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can
be made.   The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. The effective date for SFAS No. 143 will be for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.


SFAS No. 144:
------------
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Provident Financial Holdings, Inc. ("Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At March 31, 2002, the Corporation had total assets of $1.0 billion, total deposits of $695.0 million and total stockholders' equity of $101.8 million. The Corporation has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiaries.

The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation's earnings per share. The Corporation considers the repurchase of its common stock if the market value of the stock is lower than its book value and/or the Corporation believes that the current stock price is under valued as compared to its current and future income projections. Consideration is also given to the Corporation's liquidity and capital requirements and its future capital needs based on the Corporation's current business plans. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is normally one year. Once the stock repurchase program is authorized, Management may repurchase its common stock from time to time in the open market, depending upon market conditions and the factors described above.

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

The Savings Bank's business consists of traditional banking activities and mortgage banking activities. Traditional banking activities primarily consist of accepting deposits from customers within the communities surrounding the Savings Bank's full service offices and investing these funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans. In addition, the Savings Bank also offers business checking accounts, other business banking services and services loans for others. Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences. The Savings Bank's revenues are derived principally from interest on its loan and investment portfolios and fees generated through its traditional banking and mortgage banking activities. There are various risks inherent in the Savings Bank's business. The Savings Bank's business is subject to, among other risks, interest rate changes and the prepayment of loans and investments.

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


Critical Accounting Policies

The discussion and analysis of the Corporation's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for the allowance for loan and lease losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical data and management's view of the current economic environment as described in "Provision for Loan and Lease Losses".

Interest is generally not accrued on any loan when its contractual payments are more than 90 days delinquent. In addition, interest is not recognized on any loan which management has determined that collection is not reasonably assured. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms for a minimum six-month period, and future monthly principal and interest payments are expected to be collected.

Properties acquired through foreclosure or deed in lieu of foreclosure, are transferred to the real estate owned portfolio and carried at the lower of cost or estimated fair value less the estimated costs to sell the property. The fair values of the properties are based upon current appraisals. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower. Subsequent to foreclosure, management periodically performs additional valuations and the properties are adjusted, if necessary, to the lower of carrying value or fair value, less estimated selling costs. The determination of a property's estimated fair value includes revenues projected to be realized from disposal of the property, construction and renovation costs.

Comparison of Financial Condition at March 31, 2002 and June 30, 2001

Total assets as of March 31, 2002 decreased by $75.6 million to $1.04 billion from $1.12 billion at June 30, 2001. This decrease was primarily due to a decline in loans held for investment and the receivable from sale of loans, offset partly by the increase in investment securities and overnight deposits.

Total loans held for investment decreased $108.0 million, or 15 percent, to $589.2 million at March 31, 2002 from $697.2 million at June 30, 2001. Accelerated loan prepayments driven by the extended refinance market during the nine months ended March 31, 2002 contributed to most of the decline. Total loan principal prepayments, including contractual principal amortization, during the nine months ended March 31, 2002 were $298.2 million while total loan originations were $193.6 million, including $28.5 million of purchased loans. During the nine months ended March 31, 2002, participation loans outstanding increased to $35.3 million or 6 percent of the loans held for investment from $29.0 million or 4 percent of the loans held for investment at June 30, 2001.

The receivable from the sale of loans decreased by $69.9 million, or 51 percent, to $67.4 million at March 31, 2002 from $137.3 million at June 30, 2001. The decline in the receivable resulted from a shorter period of time between the loan funding dates and the loan sale settlement dates.

Total investment securities increased $16.8 million, or 8 percent, to $221.3 million at March 31, 2002 from $204.5 million at June 30, 2001 while overnight deposits increased $87.0 million to $90.0 million at March 31, 2002 from $3.0 million at June 30, 2001. The increase in overnight deposits was the result of excess liquidity from loan prepayments, which exceeded the volume of portfolio loans originated during the period. For the first nine months of fiscal 2002, $256.8 million of investment securities were called by the issuer. The high volume of called securities was the result of the significant decline in interest rates during the period. The types of securities called were government agency callable bonds and were primarily issued by the FHLB, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.

Total deposits decreased $35.0 million, or 5 percent, to $695.0 million at March 31, 2002 from $730.0 million at June 30, 2001. This decrease was generally attributable to a decrease in certificates of deposit, and was partially offset by increases in savings and checking accounts. The Corporation continued its focus on building client relationships through checking accounts and fee generating products and services.

Borrowings, which consist entirely of FHLB advances, declined by $43.3 million, or 16 percent, to $222.5 million at March 31, 2002 from $265.8 million at June 30, 2001. The average maturity of the Corporation's existing FHLB advances was approximately 47 months (25 months, based on call dates) at March 31, 2002 as compared to the average maturity of 46 months (27 months, based on call dates) at June 30, 2001.

Total stockholders' equity increased by $4.5 million, or 5 percent, to $101.8 million during the nine months ended March 31, 2002, from $97.3 million at June 30, 2001 as a result of net income and the impact of stock based compensation accruals during the first nine months of fiscal 2002. This increase was partially reduced by the Corporation's stock repurchases during the first nine months of fiscal 2002. A total of 111,100 shares, with an average price of $24.75 per share, were repurchased during the first nine months of fiscal 2002. This resulted in a total of 154,100 shares repurchased, or 80 percent, of 193,000 shares authorized pursuant to the March 2001 Stock Repurchase Plan, at an average cost of $24.00 per share. The March 2001 Stock Repurchase Plan expired in March of 2002. On March 28, 2002, the Board of Directors of the Corporation authorized the repurchase of an additional 5 percent of its common stock, or approximately 185,000 shares, over a one-year period. Shares will be repurchased from time to time in the open market depending on market conditions and the capital requirements of the Corporation. During the first nine months of fiscal 2002, the Corporation also repurchased 10,696 shares relating to the Management Recognition Plan ("MRP") and awarded 4,558 shares pursuant to the MRP.

Comparison of Operating Results for the Quarter and the Nine Months Ended March 31, 2002 and 2001

The Corporation's net income for the quarter ended March 31, 2002 was $2.0 million, a decrease of $343,000, or 15 percent, from $2.3 million during the same quarter of fiscal 2001. This decrease was primarily attributable to a decrease in net interest income and an increase in compensation expense, and was partly offset by an increase in the gain on sale of loans. For the nine months ended March 31, 2002, the Corporation's net income was $6.7 million, up $573,000 or 9 percent from $6.1 million during the same period of fiscal 2001. This increase was primarily attributable to an increase in the gain on sale of loans, and was partly offset by a decrease in net interest income and an increase in compensation expenses.

The Corporation's net interest income before loan loss provision decreased by $152,000, or 2 percent to $6.5 million for the quarter ended March 31, 2002 from $6.6 million during the comparable period of fiscal 2001. This decrease resulted mainly from a decrease in the average loan balance, despite a higher net interest margin. The net interest margin improved to 2.59 percent in the third quarter of fiscal 2002 from 2.44 percent during the same period of fiscal 2001. For the nine months ended March 31, 2002, the net interest income was $19.9 million, up $374,000 or 2 percent, from $19.6 million during the same period of fiscal 2001; and the net interest margin was 2.59 percent, up 18 basis points, from 2.41 percent. The increase in net interest income during the first nine months of fiscal 2002 was primarily due to a decline in the average cost of funds, which outpaced the decline in the average yield of the earning assets.

The Corporation's efficiency ratio increased to 65 percent in the third quarter of fiscal 2002 from 60 percent in the same period of fiscal 2001. For the nine months ended March 31, 2002 and 2001, the efficiency ratio was 63 percent and 64 percent, respectively.

Return on average assets for the quarter ended March 31, 2002 decreased to
0.76 percent from 0.83 percent in the same period last year. For the nine months ended March 31, 2002 and 2001, the return on average assets was 0.83 percent and 0.72 percent, respectively, an increase of 15 percent.

Return on average equity for the quarter ended March 31, 2002 decreased to
7.88 percent from 10.61 percent in the same period last year. For the nine months ended March 31, 2002 and 2001, the return on average equity was 8.92 percent and 9.21 percent, respectively.

Diluted earnings per share for the quarter ended March 31, 2002 were $0.56, a decrease of 14 percent from $0.65 for the quarter ended March 31, 2001. For the nine months ended March 31, 2002 and 2001, the diluted earnings per share were $1.86 and $1.70, respectively, an increase of 9 percent. The increase in the diluted earnings per share reflected the effect of the higher net income recorded during the nine months ended March 31, 2002 and the Corporation's stock repurchase program during the last 12 months.

Interest Income. Total interest income decreased by $4.9 million, or 24 percent, to $15.3 million for the quarter ended March 31, 2002 from $20.2 million during the same quarter of fiscal 2001. This decrease was primarily the result of a lower average loan balance and a lower average loan yield. The average earning assets during the third quarter of fiscal 2002 were $998.0 million, a decrease of $84.9 million or 8 percent, from $1.08 billion during the same period last year. The average yield on earning assets during the third quarter of fiscal 2002 was 6.14 percent, 132 basis points lower than the average yield of 7.46 percent during the same period last year.

Loan interest income decreased $4.7 million, or 28 percent, to $12.0 million in the quarter ended March 31, 2002 as compared to $16.7 million for the same quarter of fiscal 2001. This decrease was attributable to a lower average loan balance and a lower average loan yield. The average balance of loans outstanding, including the receivable from sale of loans and the loans held for sale decreased $196.4 million, or 23 percent, to $663.7 million during the third quarter of fiscal 2002 from $860.1 million during the same quarter of fiscal 2001. The average loan yield during the third quarter of fiscal 2002 was 7.24 percent as compared to 7.76 percent during the same quarter last year. The decline of the average loan balance and the average loan yield were primarily attributable to loan prepayments resulting from the significant decline in mortgage interest rates.

Interest income from investment securities decreased $496,000, or 16 percent, to $2.7 million during the quarter ended March 31, 2002 from $3.2 million during the same quarter of fiscal 2001. This decrease was primarily due to a decrease in the average yield, which was partly offset by an increase in the average balance. The yield on the investment securities portfolio decreased 143 basis points from 6.28 percent during the quarter ending March 31, 2001 to
4.85 percent during the quarter ending March 31, 2002. The average balance of investment securities increased $19.3 million, or 9 percent, to $223.1 million in the third quarter of fiscal 2002 from $203.8 million in the same quarter of fiscal 2001.

FHLB stock dividends decreased by $75,000, or 28 percent, to $196,000 in the third quarter of fiscal 2002 from $271,000 in the same period of fiscal 2001. This decrease was attributable to a lower average balance and a lower average yield. The average balance of FHLB stock declined to $14.9 million during the third quarter of fiscal 2002 from $16.5 million during the same period of fiscal 2001. The average yield on FHLB stock decreased by 132 basis points to
5.27 percent during the third quarter of fiscal 2002 from 6.59 percent during the same period last year.

Interest income from interest-bearing deposits increased $369,000 to $408,000 in the third quarter of fiscal 2002 from $39,000 in the same period of fiscal 2001. This increase was due mainly to a higher average balance and was partially offset by a lower average yield. The average balance of interest-bearing deposits increased to $96.3 million during the third quarter of fiscal 2002 from $2.6 million during the same period of fiscal 2001. The increase in the average balance was primarily attributable to the increase of overnight federal funds investments, resulting from the excess liquidity described earlier. The average yield on the interest-bearing deposits decreased 434 basis points to 1.69 percent during the third quarter of fiscal 2002 from 6.03 percent during the same period last year. The decline in the average yield was mainly due to the decline in the federal funds rate during the third quarter of fiscal 2002 as compared to the same period of fiscal 2001.

For the nine months ended March 31, 2002, total interest income decreased $9.9 million, or 16 percent, to $50.7 million as compared to $60.6 million for the same period of fiscal 2001. This decrease was primarily attributable to a decrease of the average balance and a decrease of the average yield on earning assets. The average earning assets decreased $57.9 million, or 5 percent, to $1.03 billion during the first nine months of fiscal 2002 from $1.08 billion during the same period of fiscal 2001. The average yield on earning assets decreased 87 basis points to 6.60 percent during the nine months ended March 31, 2002 from 7.47 percent during the same period of fiscal 2001.

The interest income from loans decreased by $10.2 million, or 21 percent, to $39.6 million during the first nine months of fiscal 2002 from $49.8 million during the same period of fiscal 2001. The average loans outstanding decreased $152.0 million, or 18 percent, to $708.1 million during the nine months ended March 31, 2002 from $860.1 million during the same period of fiscal 2001. The average yield on loans decreased

27 basis points to 7.45 percent during the first nine months of fiscal 2002 as compared to 7.72 percent during the same period of fiscal 2001.

Interest income from investment securities decreased $213,000, or 2 percent, to $9.3 million during the nine months ended March 31, 2002 from $9.6 million during the same period of fiscal 2001. This decrease was primarily due to a decrease in the average yield, which was partly offset by an increase in the average balance. The yield on the investment securities decreased 82 basis points from 6.26 percent during the nine months ending March 31, 2001 to 5.44 percent during the nine months ending March 31, 2002. The average balance of investment securities increased $25.8 million to $229.1 million in the first nine months of fiscal 2002 from $203.3 million in the same period of fiscal 2001.

FHLB stock dividends decreased $593,000, or 51 percent, to $579,000 in the first nine months of fiscal 2002 from $1.2 million in the same period of fiscal 2001. The decrease was attributable to a lower average balance, a lower yield and the FHLB stock dividend accrual of $270,000 recorded in the first nine months of fiscal 2001, which in prior periods was not recognized until received. The average balance of FHLB stock declined $1.8 million, or 10 percent, to $15.5 million during the first nine months of fiscal 2002 from $17.3 million during the same period of fiscal 2001. The average yield on FHLB stock, excluding the adjustment accrual made in the first nine months of fiscal 2001, decreased 198 basis points to 4.98 percent during the first nine months of fiscal 2002 from 6.95 percent during the same period last year.

Interest income from interest-earning deposits increased $1.1 million to $1.2 million in the first nine months of fiscal 2002 from $100,000 in the same period of fiscal 2001. This increase was due mainly to a higher average balance, which was partially offset by a lower average yield. The average balance of interest-bearing deposits increased to $72.4 million during the first nine months of fiscal 2002 from $2.2 million during the same period of fiscal 2001. The increase in the average balance was primarily attributable to the increase of federal funds investments, resulting from the excess liquidity. The average yield on the interest-bearing deposits decreased 393 basis points to 2.25 percent during the first nine months of fiscal 2002 from
6.18 percent during the same period last year.

Interest Expense. Total interest expense for the quarter ended March 31, 2002 was $8.9 million as compared to $13.6 million for the same period of fiscal 2001, a decrease of $4.7 million, or 35 percent. This decrease was primarily attributable to a decrease in both the average balance and the average cost. The average cost of liabilities was 3.88 percent during the quarter ended March 31, 2002, down 156 basis points compared to 5.44 percent during the same period of fiscal 2001. The average balance of interest-bearing liabilities declined $87.8 million, or 9 percent, to $925.1 million during the third quarter of fiscal 2002 from $1.01 billion during the same period last year.

Interest expense on deposits for the quarter ended March 31, 2002 was $5.4 million as compared to $8.7 million for the same period of fiscal 2001, a decrease of $3.3 million, or 39 percent. Average deposits decreased $14.5 million, or 2 percent, to $696.3 million during the quarter ended March 31, 2002 from $710.8 million during the same period of fiscal 2001. The average cost of deposits decreased to 3.12 percent during the quarter ended March 31, 2002 from 4.99 percent during the same quarter of fiscal 2001, a decline of 187 basis points.

Interest expense on borrowings for the quarter ended March 31, 2002 was $3.5 million as compared to $4.8 million for the same period of fiscal 2001, a decrease of $1.3 million, or 28 percent. The average balance of borrowings, which are primarily FHLB advances, were $228.7 million during the quarter ended March 31, 2002 as compared to $302.0 million for the same quarter of fiscal 2001, a decrease of $73.3 million, or 24 percent. The average cost of borrowings decreased to 6.22 percent for the quarter ended March 31, 2002 from
6.51 percent in the same quarter of fiscal 2001, a decline of 29 basis points.

For the nine months ended March 31, 2002, total interest expense decreased $10.3 million, or 25 percent, to $30.8 million as compared to $41.1 million for the same period of fiscal 2001. The average cost of interest-bearing liabilities decreased 111 basis points to 4.31 percent during the first nine months of fiscal 2002 as compared to 5.42 percent during the same period of fiscal 2001. The average balance of interest-bearing liabilities during the nine-month period of fiscal 2002 decreased $60.2 million, or 6 percent, to $952.2 million as compared to $1.01 billion during the same period last year.

For the nine months ended March 31, 2002, interest expense on deposits decreased $6.7 million, or 26 percent, to $19.2 million as compared to $25.9 million for the same period of fiscal 2001. The average deposits increased $5.8 million, or 1 percent, to $707.1 million as compared to $701.3 million during the same period of fiscal 2001. The average cost of deposits decreased 131 basis points to 3.62 percent during the first nine months of fiscal 2002 as compared to 4.93 percent during the same period of fiscal 2001.

For the nine months ended March 31, 2002, total interest expense on borrowings decreased $3.6 million, or 24 percent, to $11.6 million as compared to $15.2 million for the same period of fiscal 2001. The average balance of borrowings decreased $66.0 million, or 21 percent, to $245.1 million as compared to $311.1 million during the same period of fiscal 2001. The average cost of borrowings decreased 23 basis points to 6.29 percent during the first nine months of fiscal 2002 as compared to 6.52 percent during the same period of fiscal 2001.

The following tables depict the average balance sheets for the quarter and nine months ended March 31, 2002 and 2001, respectively:


AVERAGE BALANCE SHEETS
(dollars in thousands)

                              Quarter Ended                Quarter Ended
                              March 31, 2002               March 31, 2001
                       --------------------------  ---------------------------
                        Average            Yield/   Average             Yield/
                        Balance  Interest   Cost    Balance   Interest   Cost
==============================================================================
Interest-earning assets:
Loans receivable,
 net (1)............ $  663,655  $12,015    7.24%  $  860,059  $16,688   7.76%
Investment
 securities.........    223,135    2,704    4.85%     203,840    3,200   6.28%
FHLB stock..........     14,873      196    5.27%      16,453      271   6.59%
Interest-earning
 deposits...........     96,330      408    1.69%       2,587       39   6.03%
------------------------------------------------------------------------------

Total interest-
 earning assets ....    997,993   15,323    6.14%   1,082,939   20,198   7.46%

Non-interest
 earning assets.....     48,222                        49,902
------------------------------------------------------------------------------

Total assets........ $1,046,215                    $1,132,841
==============================================================================

Interest-bearing
liabilities:
Savings accounts....    139,967      750    2.17%     101,236      893   3.58%
Demand and NOW
accounts............    175,806      509    1.17%     151,779      923   2.47%
Certificates of
 deposit ...........    380,548    4,096    4.37%     457,830    6,923   6.13%
------------------------------------------------------------------------------

Total deposits......    696,321    5,355    3.12%     710,845    8,739   4.99%

FHLB advances ......    228,736    3,506    6.22%     299,015    4,784   6.49%
Other borrowings ...          -        -       -        3,018       61   8.20%
------------------------------------------------------------------------------

Total borrowings....    228,736    3,506    6.22%     302,033    4,845   6.51%
------------------------------------------------------------------------------

Total interest-bearing
 liabilities........    925,057    8,861    3.88%   1,012,878   13,584   5.44%

Non-interest-bearing
 liabilities........     19,814                        31,774
------------------------------------------------------------------------------

Total liabilities...    944,871                     1,044,652

Stockholders'
 equity.............    101,344                        88,189
------------------------------------------------------------------------------
Total liabilities
 and stockholders'
 equity ............$ 1,046,215                   $ 1,132,841
==============================================================================

Net interest income.             $ 6,462                       $ 6,614
==============================================================================
Interest rate
 spread (2).........                        2.26%                        2.02%
Net interest
 margin (3).........                        2.59%                        2.44%
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities........                      107.88%                      106.92%
Return on average
 assets.............                        0.76%                        0.83%
Return of average
 equity.............                        7.88%                       10.61%
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

Average Balance Sheets
(Dollars in thousands)

                           Nine Months Ended             Nine Months Ended
                              March 31, 2002               March 31, 2001
                       --------------------------  ---------------------------
                        Average            Yield/   Average             Yield/
                        Balance  Interest   Cost    Balance   Interest   Cost
==============================================================================
Interest-earning assets:
Loans receivable,
 net (1)............ $  708,053  $39,570    7.45%  $  860,146  $49,816   7.72%
Investment
 securities.........    229,074    9,339    5.44%     203,324    9,552   6.26%
FHLB stock (2)......     15,516      579    4.98%      17,297    1,172   9.03%
Interest-earning
 deposits...........     72,391    1,220    2.25%       2,157      100   6.18%
------------------------------------------------------------------------------

Total interest-
 earning assets.....  1,025,034   50,708    6.60%   1,082,924   60,640   7.47%

Non-interest
 earning assets.....              51,725                        48,405
------------------------------------------------------------------------------

Total assets........ $1,076,759                    $1,131,329
==============================================================================

Interest-bearing
 liabilities:
Savings accounts....    129,556    2,330    2.40%      92,928    2,418   3.47%
Demand and NOW
 accounts...........    169,581    1,951    1.53%     151,473    2,779   2.45%
Certificates of
 deposit ...........    407,986   14,930    4.87%     456,881   20,688   6.04%
------------------------------------------------------------------------------

Total deposits......    707,123   19,211    3.62%     701,282   25,885   4.93%

FHLB advances ......    245,060   11,573    6.29%     307,932   15,013   6.51%
Other borrowings....          -        -       -        3,152      192   8.13%
------------------------------------------------------------------------------

Total borrowings....    245,060   11,573    6.29%     311,084   15,205   6.52%
------------------------------------------------------------------------------

Total interest-
 bearing
 liabilities........    952,183   30,784    4.31%   1,012,366   41,090   5.42%

Non-interest- bearing
 liabilities .......     24,749                        30,536
------------------------------------------------------------------------------

Total liabilities...    976,932                     1,042,902

Stockholders'
 equity.............     99,827                        88,427
------------------------------------------------------------------------------

Total liabilities
 and stockholders'
 equity............. $1,076,759                    $1,131,329
==============================================================================

Net interest income.             $19,924                       $19,550
==============================================================================


Interest rate
 spread (3).........                        2.29%                        2.05%
Net interest
 margin (4).........                        2.59%                        2.41%
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities........                      107.65%                      106.97%
Return on average
 assets ............                        0.83%                        0.72%
Return of average
 equity.............                        8.92%                        9.21%
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

The following table provides the rate/volume variances for the quarter and nine months ended March 31, 2002 and 2001, respectively:

Rate/Volume Variance
(Dollars in thousands)

                                    Quarter Ended March 31, 2002 Compared
                                       to Quarter Ended March 31, 2001
                                          Increase (Decrease) Due to
                                 ---------------------------------------------
                                                          Rate/
                                    Rate     Volume      Volume      Net
==============================================================================

Interest income:
 Loans receivable (1)........... $(1,117)  $ (3,811)    $   255    $(4,673)
 Investment securities..........    (730)       303         (69)      (496)
 FHLB stock ....................     (54)       (26)          5        (75)
 Interest-bearing deposits .....     (28)     1,413      (1,016)       369
------------------------------------------------------------------------------

Total net change in income
 on interest-earning assets.....  (1,929)    (2,121)       (825)    (4,875)

Interest-bearing liabilities:
 Savings accounts...............    (351)       342        (134)      (143)
 Demand and NOW accounts........    (483)       146         (77)      (414)
 Certificates of deposit........  (1,995)    (1,169)        337     (2,827)
 FHLB advances..................    (201)    (1,124)         47     (1,278)
 Other borrowings...............     (61)       (61)         61        (61)
------------------------------------------------------------------------------

Total net change in expense on
 interest-bearing liabilities...  (3,091)    (1,866)        234     (4,723)
------------------------------------------------------------------------------

Net change in net interest
 (loss) income.................. $ 1,162    $  (255)    $(1,059)   $  (152)
==============================================================================

(1) Includes loans held for sale and receivable from sale of loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

  Rate/Volume Variance
  (Dollars in thousands)



                                   Nine Months Ended March 31, 2002 Compared
                                      To Nine Months Ended March 31, 2001
                                          Increase (Decrease) Due to
                                 ---------------------------------------------
                                                          Rate/
                                    Rate     Volume      Volume      Net
==============================================================================
Interest income:
 Loans receivable (1)........... $(1,746)  $ (8,809)    $   309    $(10,246)
 Investment securities..........  (1,260)     1,209        (160)       (211)
 FHLB stock (2).................    (526)      (121)         54        (593)
 Interest-bearing deposits......     (65)     3,321      (2,138)      1,118
------------------------------------------------------------------------------

Total net change in income
 on interest-earning assets.....  (3,597)    (4,400)     (1,935)     (9,932)

Interest-bearing liabilities:
 Savings accounts...............    (747)       955        (296)        (88)
 Demand and NOW accounts .......  (1,037)       333        (124)       (828)
 Certificates of deposit........  (3,969)    (2,218)        429      (5,758)
 FHLB advances .................    (471)    (3,071)        102      (3,440)
 Other borrowings...............    (192)      (192)        192        (192)
------------------------------------------------------------------------------

Total net change in expense on
 interest-bearing liabilities...  (6,416)    (4,193)        303     (10,306)
------------------------------------------------------------------------------

Net change in net interest
 (loss) income.................. $ 2,819    $  (207)    $(2,238)   $    374
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

Provision for Loan and Lease Losses. A total of $129,000 of loan loss provisions were added during the third quarter of fiscal 2002, as compared to zero during the same period of fiscal 2001. For the nine months ended March 31, 2002, a total of $375,000 of loan loss provisions were added as compared to zero during the same period last year. The allowance for loan and lease losses was $5.7 million at March 31, 2002 as compared to $6.7 million for the same period of fiscal 2001. The decline in the allowance during the quarter was mainly attributable to the charge-off or partial charge-off recorded on four commercial business loans, totaling $388,000; which was partially offset by recoveries on five commercial business loans, totaling $203,000.

Non-performing assets, including real estate owned, as a percentage of total assets increased to 0.29 percent at March 31, 2002 from 0.27 percent last year. The allowance for loan and lease losses as a percentage of gross loans held for investment improved to 0.97 percent at March 31, 2002 from 0.86 percent at March 31, 2001. The allowance for loan and lease losses declined by slightly less than $1.0 million during the prior twelve-month period, resulting mainly from higher loan charge-offs, net of recoveries. The charge-offs occurred primarily in the commercial loan portfolio. Of the $388,000 charged-off during the third quarter of fiscal 2002, a total of $354,000 was linked to one business borrower. The borrower has had a significant cash flow problem causing the Corporation to re-evaluate the borrowers ability to repay its loans. The Corporation negotiated a repayment plan with the borrower that appears to facilitate the full repayment of principal and interest.

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

The following table is provided to disclose additional details on the Corporation's allowance for loan and lease losses and asset quality:

Allowance for Loan and Lease Losses
(Dollars in thousands)
                                               For the           For
                                           Quarter Ended   Nine Months Ended
                                             March 31,         March 31,
                                           ----------------------------------
                                           2002      2001     2002      2001
=============================================================================
Allowance at beginning of period........ $ 5,820   $ 6,823  $ 6,068   $ 6,850
Provision for loan and lease losses.....     129         -      375         -
Recoveries:
Mortgage loans:
  Single-family ........................       9         -       28        24
  Multi-family..........................       -         -       67         -
  Commercial............................       -         -        2         -
  Construction..........................       -         -        -         -
Consumer loans .........................       -         -        -         -
Commercial business loans ..............     203         -      203         -
-----------------------------------------------------------------------------

  Total recoveries......................     212         -      300        24

Charge-offs:
Mortgage loans:
  Single-family.........................      -       (106)      (9)     (155)
  Multi-family..........................      -          -        -         -
  Commercial............................      -          -        -         -
  Construction .........................      -          -        -         -
Consumer loans .........................    (27)        (1)     (30)       (3)
Commercial business loans...............   (388)         -     (958)        -
-----------------------------------------------------------------------------

  Total charge-offs.....................   (415)      (107)    (997)     (158)
-----------------------------------------------------------------------------

  Net (charge-offs) recoveries .........   (203)      (107)    (697)     (134)
-----------------------------------------------------------------------------
    Balance at end of period ...........$ 5,746    $ 6,716  $ 5,746   $ 6,716
=============================================================================
Allowance for loan and lease losses
 as a percentage of gross loans held
 for investment.........................   0.97%      0.86%    0.97%     0.86%

Net charge-offs as a percentage of
 average loans outstanding during
 the period ............................   0.12%      0.05%    0.13%     0.02%

Allowance for loan and lease losses
 as a percentage of non-performing
 loans at the end of the period......... 358.68%    332.31%  358.68%   332.31%
=============================================================================

Non-Interest Income. Total non-interest income increased $404,000, or 12 percent, to $3.7 million during the quarter ended March 31, 2002 from $3.3 million during the same period of fiscal 2001. The increase in non-interest income was primarily attributable to an increase in gains on sale of loans.

The gain on sale of loans increased $357,000, or 19 percent, to $2.3 million for the quarter ended March 31, 2002 from $1.9 million during the same quarter of fiscal 2001. This increase was primarily due to a higher volume of loans originated for sale and a higher average loan sale margin in the third quarter of fiscal 2002 compared to the same quarter of fiscal 2001. Total loans originated for sale during the third quarter of fiscal 2002 increased $51.1 million, or 23 percent, to $269.1 million as compared to $218.0 million in the same period of fiscal 2001. The increase in the loans originated for sale was a result of the declines in mortgage rates, which created a refinance market. The average loan sale margin during the third quarter of fiscal 2002 (which has been adjusted to include a $142,000 favorable change in the unrealized fair value of derivatives outstanding) was 0.89 percent as compared to 0.88 percent during the same period of fiscal 2001.

For the nine months ended March 31, 2002, total non-interest income increased $2.5 million, or 28 percent, to $11.7 million from $9.2 million during the same period of fiscal 2001. The increase in non-interest income was primarily attributable to an increase in the gain on sale of loans.

For the nine months ended March 31, 2002, the gain on sale of loans increased $2.6 million, or 55 percent, to $7.4 million from $4.8 million during the same period of fiscal 2001. This increase was primarily due to a higher volume of loans originated for sale, which was partially offset by a lower average loan sale margin. Total loans originated for sale during the first nine months of fiscal 2002 increased $415.2 million, or 91 percent, to $873.4 million as compared to $458.2 million in the same period of fiscal 2001. The average loan sale margin during the first nine months of fiscal 2002 (which has been adjusted to include a $97,000 unfavorable change in the unrealized fair value of derivatives outstanding) was 0.84 percent as compared to 1.04 percent during the same period of fiscal 2001.

Non-Interest Expense. Total non-interest expense increased $658,000, or 11 percent, to $6.6 million during the quarter ended March 31, 2002 from $5.9 million in the same period of fiscal 2001. This increase was primarily attributable to an increase in compensation, premises, equipment and professional expenses related to higher loan production volume and the operating costs of the new branches in Corona and Temecula, California. These increases were partially offset by a decrease in marketing and other operating expenses. The efficiency ratio in the third quarter of fiscal 2002 was 65 percent as compared to 60 percent during the same period last year.

For the nine months ended March 31, 2002, total non-interest expense increased $1.5 million, or 8 percent, to $19.8 million from $18.3 million during the same period last year. This increase was primarily attributable to an increase in compensation, premises, equipment and professional expenses related to higher loan production volume and the operating costs of the new branches in Corona and Temecula, California. For the nine months ended March 31, 2002, the efficiency ratio improved to 63 percent from 64 percent during the same period last year.

Income taxes. Income tax expense was $1.4 million for the quarter ended March 31, 2002 as compared to $1.6 million during the same period of fiscal 2001. The effective tax rate for the third quarters ended March 31, 2002 and 2001 was approximately 42 percent and 41 percent, respectively.

For the nine months ended March 31, 2002, income tax expense was $4.8 million as compared to $4.4 million during the same period of fiscal 2001. The effective tax rate for the nine months ended March 31, 2002 and 2001 was approximately 42 percent.

Asset Quality. Non-accrual loans, which primarily consisted of single-family loans, declined $419,000 to $1.6 million at March 31, 2002 from $2.0 million at March 31, 2001. No interest accruals were made for loans, which were past due 90 days or more. Primarily due to the declines in the loan portfolio outstanding, the non-accrual and 90 days or more past due loans as a percentage of net loans held for investment increased to 0.27 percent at March 31, 2002 from 0.26 percent at March 31, 2001.

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

The following table is provided to disclose details on asset quality (dollars in thousands):
                                                  At March 31,   At March 31,
                                                  ------------   ------------
                                                      2002           2001
==============================================================================
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Single-family..............................      $ 1,361        $  1,628
  Multi-family...............................            -               -
  Commercial.................................            -             302
  Construction...............................            -               -
Consumer loans...............................          121              91
Commercial business loans....................          120               -
Other loans..................................            -               -
------------------------------------------------------------------------------

  Total......................................        1,602           2,021

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
  Single-family .............................            -               -
  Multi-family ..............................            -               -
  Commercial ................................            -               -
  Construction ..............................            -               -
Consumer loans ..............................            -               -
Commercial business loans ...................            -               -
Other loans .................................            -               -
------------------------------------------------------------------------------
  Total .....................................            -               -

Total of non-accrual and 90 days
  past due loans.............................        1,602           2,021

Real estate owned............................        1,374           1,075
------------------------------------------------------------------------------

  Total non-performing assets................      $ 2,976         $ 3,096
==============================================================================

Restructured loans...........................      $ 1,412         $ 1,467

Non-accrual and 90 days or more past due loans
  as a percentage of loans held for
  investment, net ...........................         0.27%           0.26%

Non-accrual and 90 days or more past due loans
  as a percentage of total assets ...........         0.15%           0.17%

Non-performing assets as a percentage of
  total assets ..............................         0.29%           0.27%
==============================================================================

The following table is provided to disclose details related to the volume of loans originated, purchased and sold:

Loan Volume Activities
(Dollars in thousands)

                               For the Quarter Ended    For Nine Months Ended
                                     March 31,                March 31,
                             ------------------------  -----------------------
                                2002         2001         2002        2001
==============================================================================
Loans originated for sale:
  Retail originations........$  60,960    $  81,794    $ 265,907    $ 200,495
  Wholesale originations.....  208,118      136,168      607,524      257,712
------------------------------------------------------------------------------
    Total loans originated
      for sale...............  269,078      217,962      873,431      458,207

Loans sold:
  Servicing released......... (293,451)    (145,141)    (941,037)    (376,575)
  Servicing retained.........     (385)           -       (2,456)           -
------------------------------------------------------------------------------
    Total loans sold......... (293,836)    (145,141     (943,493)    (376,575)

Loans originated for
portfolio:
  Mortgage loans:
    Single-family............   57,920            -      100,859            -
    Multi-family.............        -            -        2,994            -
    Commercial...............    9,924            -       16,894        1,250
    Construction ............   11,026       13,070       39,065       35,367
  Consumer loans.............        -          120           30          120
  Commercial business loans..      878        2,977        2,842        5,036
  Other loans................      583          205        2,450          205
------------------------------------------------------------------------------
    Total loans originated
      for portfolio..........   80,331       16,372      165,134       41,978

Loans purchased for portfolio:
  Mortgage loans:
    Single-family............        -            -            -            -
    Multi-family.............        -        3,212        1,590        3,212
    Commercial...............    3,300        1,825        4,100        5,315
    Construction ............    5,258       10,520       22,269       11,755
  Other loans ...............      543            -          543            -
------------------------------------------------------------------------------
    Total loans purchased....    9,101       15,557       28,502       20,282

Mortgage loan principal
  repayments.................  (98,710)     (54,682)    (298,218)    (128,208)
Real estate acquired in
  settlement of loans........     (942)        (452)      (1,381)        (982)
Decrease (increase) in
  receivable from
  sale of loans .............   26,463      (67,351)      69,911      (69,832)
Increase (decrease) in
  other items, net (1).......      978       (3,491)      (1,993)      (1,352)
------------------------------------------------------------------------------
Net decrease in loans
  held for investment
  and loans held for sale....$  (7,537)   $ (21,226)   $(108,107)   $ (56,482)
==============================================================================

(1) Includes changes in loans in process, discounts, deferred fees and costs and loan loss reserves.

Liquidity and Capital Resources. The Corporation's primary sources of funding include deposits, proceeds from loan principal and interest payments, sales of loans, the maturity of and interest income on investment securities, and FHLB advances. The Savings Bank has a credit line available with the FHLB of San Francisco equal to 40 percent of its total assets, collateralized by loans and securities, which at March 31, 2002 permitted additional advances of $127.1 million. In addition, the Savings Bank has an unsecured line of credit of $45.0 million with its correspondent bank. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition.

The Savings Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Savings Bank generally maintains sufficient cash to meet short-term liquidity needs. At March 31, 2002, cash and cash equivalents totaled $113.5 million, or 11 percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Savings Bank may rely on FHLB borrowings or unsecured lines for its liquidity needs.

Based on the OTS Transmittal (TR-259) of October 11, 2001, the OTS repealed the liquidity regulation. Even though the liquidity requirement of 4 percent has been eliminated, the rule still requires thrifts to maintain adequate liquidity to assure safe and sound operation. The Savings Bank's average liquidity ratio for the quarter ended March 31, 2002 increased to 39 percent from 21 percent during the same period ending March 31, 2001. This increase was primarily due to the unexpected volume of loan prepayments during recent quarters and the deployment of the cash flows into qualifying liquid investments.

The Corporation has been experiencing a large volume of loan prepayments in its loan portfolio; and it has become increasingly difficult to reinvest these cash flows in assets that carry similar or better interest rate risk characteristics. The recent refinance market has been dominated by fixed rate loans and the Corporation has not added long-term fixed rate loans to its portfolio at a time when interest rates are at or near historical lows. Therefore, while the Corporation has taken steps to address the issue of rising liquidity levels, the Corporation finds that a larger percentage of its earning assets are invested at significantly lower rates than the Corporation would like. The Corporation has mitigated the impact of this in several ways. The Corporation has increased the balance of the investment securities portfolio, generated more loans for portfolio from its mortgage banking, business banking and major loan divisions, and purchased commercial real estate and construction participation loans from other financial institutions. The Corporation also reduced the balance of certificates of deposit and reduced the balance of Federal Home Loan Bank advances. This has been accomplished with prudent interest-rate-risk management practices.

The Corporation is committed to increase the loan portfolio mix with more emphasis on commercial real estate, construction, multi-family, commercial business and consumer loans. These loans generally have higher yields as compared to single-family loans. During the first nine months of fiscal 2002, the volume of loans generated for portfolio increased by 211%, to $193.6 million, in comparison to the same period last year; and the average balance of the investment securities portfolio grew by 13% or $25.8 million. These are significant improvements but are insufficient in and of themselves to offset the prepayment volumes that the Corporation has experienced. The Corporation will continue to seek increased activity in these areas but must also have a slowdown in loan prepayments to have the desired impact on the balance sheet and income statement. Recently, loan prepayments have declined and the number of portfolio loans generated by the mortgage division has increased.

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

The Savings Bank's actual and required capital amounts and ratios as of March 31, 2002 are as follows (dollars in thousands):

                                                      Amount       Percent
           ===============================================================
           Tangible capital.........................$ 87,052         8.46%
           Requirement..............................  20,571         2.00%
           ---------------------------------------------------------------

           Excess over requirement..................$ 66,481         6.46%
           ===============================================================

           Tier 1 (core) capital....................$ 87,052         8.46%
           Requirement to be "Well Capitalized".....$ 51,426         5.00%
           ---------------------------------------------------------------

           Excess over requirement..................$ 35,626         3.46%
           ===============================================================

           Total risk-based capital.................$ 93,318        17.32%
           Requirement to be "Well Capitalized".....$ 53,871        10.00%
           ---------------------------------------------------------------

           Excess over requirement..................$ 39,447         7.32%
           ===============================================================

           Tier 1 risk-based capital................$ 87,052        16.16%
           Requirement to be "Well Capitalized".....$ 32,322         6.00%
           ---------------------------------------------------------------

           Excess over requirement..................$ 54,730        10.16%
           ===============================================================



Commitments and Derivatives. The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward sale agreements to sell loans to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated balance sheet. The Corporation's exposure to credit loss, in the event of nonperformance by the other party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.

                                               March 31,       June 30,
Commitments (dollars in thousands)                2002           2001
=========================================================================

Construction loans in process                 $  30,458       $  27,252
Undisbursed lines of credit - Consumer loans     12,011          13,071
Undisbursed lines of credit - Commercial
  business loans                                  8,948          10,638
-------------------------------------------------------------------------
                                              $  51,417       $  50,961
=========================================================================

Commitments to extend credit are agreements to lend money to a customer at some future date as long as all conditions have been met in the agreement. These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee. Since some of these commitments are expected to expire, the total commitment amount outstanding does not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis prior to issuing a commitment. At March 31, 2002 and June 30, 2001, interest rates on commitments to extend credit ranged from 5.75% to 15.38% and 5.50% to 8.75%, respectively.

In an effort to minimize its exposure to interest rate fluctuations on commitments to extend credit where the underlying loan will be sold, the Corporation enters into forward sale agreements to sell certain dollar amounts of fixed rate and adjustable rate loans to third parties. These agreements specify the minimum maturity of the loans, the yield to the purchaser, the servicing spread to the Corporation (if servicing is retained), the maximum principal amount of all loans to be delivered and the maximum principal amount of individual loans to be delivered. The Corporation typically satisfies these forward sale agreements with its current loan production; at March 31, 2002 and June 30, 2001 the aggregate amount of loans held for sale and of commitments to extend credit were closely matched to the Corporation's forward sale agreements to sell loans. At March 31, 2002 and June 30, 2001, interest rates on forward sale agreements to sell loans ranged from 5.50% to 7.00% and 5.50% to 7.50%, respectively.

In addition to the instruments described above, the Corporation also purchases over-the-counter put option contracts (with expiration dates that generally coincide with the terms of the commitments to extend credit) which mitigates the interest rate risk inherent in commitments to extend credit. The contract amounts of these instruments reflect the extent of involvement the Corporation has in this particular class of financial instruments. The Savings Bank's exposure to loss on these financial instruments is limited to the premiums paid for the put option contracts. Put options are adjusted to market in accordance with SFAS No. 133.

In accordance with SFAS No. 133 and interpretations of the Derivative Implementation Group, the fair value of the commitments to extend credit (including servicing released premiums), forward sale agreements and put option contracts recorded on the balance sheet at March 31, 2002 have been presented in the table below. As of June 30, 2001, commitments to extend credit were not interpreted to be derivatives. As such, these amounts were not included on the balance sheet for the period ending June 30, 2001 and are not included in the table below.

                                           March 31, 2002      June 30, 2001
                                          ---------------     --------------
                                                     Fair               Fair
Derivatives (dollars in thousands)        Amount    Value     Amount   Value
==============================================================================

Commitments to extend credit, including
  servicing released premiums........... $ 39,655   $ 277    $     -  $    -
Forward sale agreements.................   32,432      76     60,322     437
Put option contracts ...................    5,000      15      5,000      33
------------------------------------------------------------------------------
Total................................... $116,742   $ 368    $65,322  $  470
==============================================================================

Shareholders' Equity. The ability of the Corporation to pay dividends depends primarily on the ability of the Savings Bank to pay dividends to the Corporation. The Savings Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for its liquidation account or the regulatory capital requirements imposed by federal and state regulation. In January 2002, the Savings Bank paid a dividend of $1.2 million to the Corporation for the primary purpose of funding the March 2001 Stock Repurchase Plan. For the nine months ended March 31, 2002, cash dividends of $3.6 million ($1.2 million in August 2001, $1.2 million in October 2001 and $1.2 million in January 2002) were declared and paid by the Savings Bank to the Corporation to fund the stock repurchase plan.

Stock Option Plan and Management Recognition Plan. Pursuant to the terms of the Corporation's 1996 Stock Option Plan ("Plan"), the Corporation granted options for 85,500 shares of common stock on October 30, 2001 to certain officers, directors and employees. Pursuant to the Plan, the options vest at a rate of 20 percent per year over a five-year period. Pursuant to the terms of the Corporation's MRP, the Corporation awarded 4,558 restricted shares of common stock on October 30, 2001 to certain officers and directors. Pursuant to the MRP, the restricted shares vest over a period ranging from one to five years and on a yearly pro-rata vesting schedule.

Supplemental Information

                                 March 31, 2002    June 30,     March 31, 2001
                                                     2001
==============================================================================
Loans serviced for
  others (in thousands)........... $ 150,126      $ 203,813       $ 223,271

Book value per share.............. $   27.45      $   25.52       $   24.72
==============================================================================

ITEM 3 -  Quantitative and Qualitative Disclosures about Market Risk

The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to the fluctuation of interest rates. The Savings Bank, through its Asset and Liability Committee (ALCO), has sought to reduce the exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities. The principal element in achieving this objective is to manage the interest-rate sensitivity of the Savings Bank's assets by holding loans with interest rates subject to periodic market adjustments. In addition, the Savings Bank maintains a liquid investment portfolio comprised of government agency securities, including mortgage backed securities, and investment grade securities. The Savings Bank relies on retail deposits as its primary source of funding while utilizing FHLB advances as a secondary source of funding. As part of its interest rate risk management strategy, the Savings Bank promotes transaction accounts and certificates of deposit with terms up to five years.

Through the use of an internal interest rate risk model, the Savings Bank is able to analyze its interest rate risk exposure by measuring the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. NPV is the net present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of at least 100 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement.

The following table represents the estimated NPV based on the indicated changes in interest rates as of March 31, 2002 (dollars in thousands).


                                                                 NPV as percentage
                             Net         NPV       Portfolio     Of Portfolio Value    Sensitivity
Basis Points ("bp")       Portfolio     Change       Value            Assets              Measure
Change in Rates             Value        (1)        Assets              (2)                 (3)
===================================================================================================
  +300 bp.              $  88,786    $(49,457)   $  976,374            9.09%               -396
  +200 bp.                110,487     (27,756)    1,008,123           10.96%               -209
  +100 bp.                126,141     (12,102)    1,033,806           12.20%                -85
     0 bp.                138,243           -     1,059,675           13.05%                  0
  -100 bp.                142,753       4,510     1,071,891           13.32%                 27
  -200 bp.                140,100       1,858     1,082,229           12.95%                -10
  -300 bp.                125,698     (12,545)    1,080,442           11.63%               -142

===================================================================================================

(1)  Represents the increase (decrease) of the estimated NPV at the indicated interest rate change in comparison to the NPV estimated at March 31, 2002 ("base case").
(2)  Calculated as the estimated NPV divided by the Portfolio Value ("PV") of assets.
(3)  Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table represents the change in the NPV at a +200 basis point rate shock at March 31, 2002 and June 30, 2001.


Risk measure:
+200 basis point rate shock           At March 31, 2002    At June 30, 2001*
==============================================================================

Pre-shock NPV ratio: NPV as a %
  of PV assets                               13.05 %             11.71 %
Post-shock NPV ratio: NPV as a %
  of PV assets                               10.96 %             10.33 %
Sensitivity measure: Change in
  NPV ratio                                  209 bps.            138 bps.
==============================================================================
(*) Based on IRR analysis provided by the OTS.


The results of the internal IRR model are reconciled with the results provided by the OTS on a quarterly basis. Any significant deviations are researched and adjusted where applicable. Historically, the internal model has generally reflected a more conservative position with the sensitivity measure higher than those of the OTS.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgage ("ARM") loans, have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could likely deviate significantly from those assumed when calculating the tables above. It is also possible that, as a result of an interest rate increase, the increased mortgage payments required of ARM borrowers could result in an increase in delinquencies and defaults. Changes in market interest rates may also affect the volume and profitability of the Corporation's mortgage banking operations. Accordingly, the data presented in the tables above should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Savings Bank, nor does it represent amounts that would be available for distribution to stockholders in the event of the liquidation of the Corporation.


                         Forward-Looking Statements

Certain matters in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2002 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, interest rates, the California real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2001. Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update this information.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits :
     None.

b)   Reports on Form 8-K
     None.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Provident Financial Holdings, Inc.




May 10, 2002      /s/ Craig G. Blunden
                  --------------------
                  Craig G. Blunden
                  President and Chief Executive Officer
                  (Principal Executive Officer)






May 10, 2002      /s/ Donavon P. Ternes
                  ---------------------
                  Donavon P. Ternes
                  Senior Vice President and Chief Financial Officer
                  (Principal Financial and Accounting Officer)