Form 10-K
period 2002-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2002-09-27
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26993

PROVIDENT FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware	33-0704889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

3756 Central Avenue, Riverside, California	92506
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (909) 686-6060

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

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of September 20, 2002, there were issued and outstanding 5,221,057 shares of the Registrant's common stock. The Registrant's common stock is listed on the Nasdaq Stock Market under the symbol "PROV." The aggregate market value of the common stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq Stock Market on September 20, 2002, was $129.2 million. All numbers presented in this report, which are associated with the number of shares, have been adjusted for the 3-for-2 stock split in the form of a 50% stock dividend, record date of June 25, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.


PROVIDENT FINANCIAL HOLDINGS, INC.
Table of Contents


PART I

Item 1. Business

General

Provident Financial Holdings, Inc. (the "Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. (the "Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At June 30, 2002, the Corporation had total assets of $1.0 billion, total deposits of $677.4 million and stockholders' equity of $103.0 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank, founded in 1956, is a federally chartered stock savings bank headquartered in Riverside, California. The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are federally insured up to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1956.

The Bank is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Bank conducts its business operations as Provident Bank, Provident Bank Mortgage and through its subsidiary, Provident Financial Corporation. The business activities of the Corporation consist of community banking, mortgage banking, investment services and real estate operations.

The Bank's operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans. Mortgage banking activities consist of the origination and sale of mortgage loans secured by single-family residences and consumer loans. Through its subsidiary (Provident Financial Corporation), the Bank offers investment services and conducts real estate operations. The Bank's revenues are derived principally from interest on its loan and investment portfolios and fees generated through its banking activities and its mortgage banking activities.

Market Area

The Bank is headquartered in Riverside, California and operates ten full-service banking offices in Riverside County and one banking office in San Bernardino County. Management considers Riverside and Western San Bernardino Counties to be the Bank's primary market for deposits. Through the operations of Provident Bank Mortgage ("PBM"), the Bank has expanded its retail lending market to include a larger portion of Southern California. Currently, there are six stand-alone PBM loan production offices located in Los Angeles, Riverside and San Bernardino counties. PBM's loan production offices include a wholesale loan department through which the Bank maintains a network of loan correspondents. Most of the Bank's business is conducted in the communities surrounding its full-service branches and loan production offices.

The large geographic area encompassing Riverside and San Bernardino Counties is referred to as the "Inland Empire." According to 2000 Census Bureau population statistics, Riverside and San Bernardino Counties have the


sixth and fifth largest county populations in California, respectively. The Bank's market area consists primarily of suburban and urban communities. Western Riverside and San Bernardino Counties are relatively densely populated and are within the greater Los Angeles metropolitan area. Southern California's economic growth has transformed the economy from one with a large segment in the aerospace and other defense-related industries, to a more diverse economy with service companies, including financial services, along with technology and other industries. For the past several years, the Inland Empire has enjoyed recent economic strength. Many corporations are moving their offices and warehouses to the Inland Empire which offers more affordable sites and more affordable housing for their employees. This trend has resulted in a significant improvement in real estate property values. The recent downturn in the national economy has had the effect of slowing the economy in the Inland Empire but has not resulted in the downturn seen in many parts of the country. The unemployment rate in the Inland Empire in June 2002 was at 5.7%, compared to 6.4% in California and 5.9% nationwide.

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

Competition

The Bank faces significant competition in its market area in both originating real estate loans and attracting deposits. The rapid population growth in Riverside County has attracted numerous financial institutions to the Bank's market area. The Bank's primary competitors are large regional and super-regional commercial banks as well as other community-oriented banks and savings institutions. The Bank also faces competition from credit unions and a large number of mortgage companies that operate within its market area. Many of these institutions are significantly larger than the Bank and therefore have greater financial and marketing resources than the Bank. The Bank's mortgage banking operations also face strong competition from other mortgage bankers and brokers as well as other financial institutions. Such competition may limit the Bank's growth and profitability in the future.

Personnel

As of June 30, 2002, the Bank had 340 full-time equivalent employees, which consisted of 283 full-time, 57 prime-time, 26 part-time, and one temporary employee(s). The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees to be good.

Lending Activities

General. The lending activity of the Bank is predominately comprised of the origination of conventional, Federal Housing Administration ("FHA") and Veterans Administration ("VA") mortgage loans secured by single-family residential properties. The Bank also originates multi-family, commercial real estate, construction, commercial business, consumer and other loans for its portfolio. The Bank's net loans held for investment were approximately $593.6 million at June 30, 2002, representing approximately 59.0% of consolidated total assets. This compares to $697.2 million, or 62.4% of consolidated total assets, at June 30, 2001.


Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio at the dates indicated.
	At June 30,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Mortgage loans:
Single-family	$ 413,676	65.59%	$ 520,651	71.21%	$ 651,116	76.23%	$ 538,915	77.50%	$ 507,194	80.08%
Multi-family	35,436	5.62	37,352	5.11	41,437	4.85	38,663	5.56	46,635	7.36
Commercial real estate	62,509	9.91	48,208	6.59	45,907	5.37	41,845	6.02	42,696	6.74
Construction	72,233	11.45	61,889	8.46	47,011	5.50	23,249	3.34	13,746	2.17
Total mortgage loans	583,854	92.57	668,100	91.37	785,471	91.95	642,672	92.42	610,271	96.35

Commercial business loans	24,024	3.81	25,441	3.48	19,721	2.31	10,239	1.47	2,819	0.45
Consumer loans	19,377	3.07	35,881	4.91	47,618	5.58	41,620	5.99	19,824	3.13
Other loans	3,455	0.55	1,723	0.24	1,402	0.16	822	0.12	422	0.07
Total loans held for
investment	630,710	100.00%	731,145	100.00%	854,212	100.00%	695,353	100.00%	633,336	100.00%

Undisbursed loan funds	(30,536)		(27,917)		(23,407)		(19,698)		(7,320)
Deferred loan (fees) costs	(27)		51		813		406		230
Unearned (discounts) premium	(14)		(20)		(21)		(15)		30
Allowance for loan losses	(6,579)		(6,068)		(6,850)		(6,702)		(6,186)
Total loans held for
investment, net	$ 593,554		$ 697,191		$ 824,747		$ 669,344		$ 620,090
Loans held for sale	$ 1,747		$ 2,175		$ 1,505		$ 601		$ 1,117


Maturity of Loan Portfolio. The following table sets forth information at June 30, 2002, regarding the dollar amount of principal repayments becoming contractually due during the periods indicated for loans held for investment. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments, which significantly shorten the average life of loan portfolios and may cause the Bank's actual repayment experience to differ from that shown below.
		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
(In Thousands)

Mortgage loans:
Single-family	$ 175	$ 2,393	$ 4,113	$ 9,888	$ 397,107	$ 413,676
Multi-family	724	5,433	6,374	8,903	14,002	35,436
Commercial real estate	5,253	5,533	7,837	31,062	12,824	62,509
Construction	23,929	22,290	-	2,287	23,727	72,233
Commercial business loans	11,780	5,696	3,801	2,747	-	24,024
Consumer loans	272	160	1,050	2,202	15,693	19,377
Other loans	321	2,587	547	-	-	3,455
Total loans held for
investment	$ 42,454	$ 44,092	$ 23,722	$ 57,089	$ 463,353	$ 630,710

The following table sets forth the dollar amount of all loans held in the Bank's portfolio due after June 30, 2003 which have fixed interest rates and have floating or adjustable interest rates.
		Floating or
		Adjustable
	Fixed-Rates	Rates
(In Thousands)

Mortgage loans:
Single-family	$ 24,150	$ 389,351
Multi-family	2,402	32,310
Commercial real estate	9,035	48,221
Construction	28,960	19,344
Commercial business loans	10,332	8,773
Consumer loans	7,512	4,732
Other loans	2,883	251
Total loans held for investment	$ 85,274	$ 502,982

Scheduled contractual principal payments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase, however, when current interest rates are substantially higher than interest rates on existing portfolio mortgage loans and, conversely, decrease when interest rates on existing portfolio mortgage loans are substantially higher than current interest rates.

Single-Family Mortgage Loans. The Bank's predominant lending activity is the origination of loans secured by first mortgages on owner-occupied, single-family (one- to four-family) residences in the communities where the Bank has established full service branches and loan production offices. At June 30, 2002, total single-family loans


held for investment decreased to $413.7 million, or 65.6% of the total loans held for investment from $520.7 million, or 71.2% of the total loans held for investment in fiscal 2001. The decrease in the single-family loans was due primarily to approximately $385.2 million of loan prepayments resulting from the decline in interest rates during fiscal 2002.

The Bank's residential mortgage loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). All government insured loans are generally underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development ("HUD") and the VA. The Bank's loan underwriters are approved as underwriters under HUD's delegated underwriter program.

The Bank offers adjustable rate mortgage ("ARM") loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Bank meet the underwriting standards of the secondary markets. The Bank offers several ARM products which adjust semi-annually or annually after an initial fixed period ranging from six months to five years subject to a limitation on the annual increase of 1.0 to 2.0 percentage points and an overall limitation of 3.0 to 6.0 percentage points. The ARM loans in the Bank's portfolio utilize the FHLB eleventh district cost of funds index ("COFI"), the London interbank offered rates index ("LIBOR"), the 12-month average Treasury index ("12 MAT") or the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year ("CMT"), plus a margin of 2.00% to 3.25%. Loans based on the Treasury CMT constitute a majority of the Bank's loan portfolio. Currently, the Bank does not originate COFI indexed loans but emphasizes products based on the one-year CMT and LIBOR, which respond more quickly to immediate changes in interest rates. The majority of the ARM loans in the portfolio, at the present time, have three or five-year fixed periods prior to the first adjustment period. Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period.

As of June 30, 2002, the Bank had $60.5 million in mortgage loans that may be subject to negative amortization, compared to $65.4 million at June 30, 2001. Negative amortization involves a greater risk to the Bank because during a period of high interest rates the loan principal balance may increase by up to 115% of the original loan amount. However, the Bank believes that the risk of default is reduced by the stability provided by payment schedules and has historically found that its origination of negative amortization loans has not resulted in higher amounts of non-performing loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a given interest rate and competitive environment.

The retention of ARM loans, rather than fixed rate loans, in the Bank's loan portfolio helps reduce exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest charges to be paid by the customer due to increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of the increase in the required payment from the borrower. Furthermore, the risk of default may increase because ARM loans originated by the Bank generally provide, as a marketing incentive, for initial rates of interest below rates that would apply if the adjustment index plus the applicable margin were initially used for pricing. Such loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. In addition, because the COFI is a lagging market index, upward adjustments on these loans may occur more slowly than increases in the Bank's cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

The Bank's present policy generally limits loan amounts to 97% of the appraised value or purchase price of a property, whichever is lower, for conventional loans. Higher loan-to-value ratios are available on certain government-insured programs. The Bank generally requires private mortgage insurance on residential loans with loan-to-value ratios exceeding 80% at the time of origination.


Multi-Family and Commercial Real Estate Mortgage Loans. At June 30, 2002, multi-family mortgage loans were $35.4 million and commercial real estate loans were $62.5 million, or 5.6% and 9.9%, respectively, of the total loans held for investment. Consistent with its strategy to diversify the balance sheet composition, the Bank has made the origination of multi-family and commercial real estate mortgage loans a priority. At June 30, 2002, the Bank had 64 multi-family and 113 commercial real estate loans in its portfolio. The largest of these was a multi-family real estate loan with a balance of $2.9 million, secured by 80 townhouses in Riverside, which was performing in accordance with its terms.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans with a term to maturity of 15 years based on a 30-year amortization schedule. Commercial real estate loans originated by the Bank are also predominately adjustable rate loans with a term to maturity of ten years based on a 25-year amortization schedule. Rates on multi-family and commercial real estate ARM loans generally adjust monthly, semi-annually or annually at a specific margin over the 12 MAT, subject to annual payment caps and life-of-loan interest rate caps. At June 30, 2002, $19.1 million, or 53.8%, of the Bank's multi-family loans were secured by five to 36 unit projects, of which $13.6 million, or 38.5%, were located in Riverside or San Bernardino counties. The Bank's commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, mini warehouses and small retail centers, substantially all of which are located in Southern California. The Bank originates multi-family and commercial real estate loans in amounts ranging from $200,000 to $3.0 million. At June 30, 2002, the Bank had 30 commercial real estate and multi-family loans with principal balances of over $1.0 million which totaled $46.2 million. Independent appraisers, engaged by the Bank, perform appraisals on properties that secure multi-family and commercial real estate loans. Underwriting of multi-family and commercial real estate loans includes a thorough analysis of the cash flows generated by the real estate to support the debt service and the financial resources, experience, and income level of the borrowers.

Multi-family and commercial real estate loans affords the Bank an opportunity to receive higher interest rates than those generally available from single-family mortgage loans. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. At June 30, 2002, approximately $25.4 million, or 71.7%, of the Bank's multi-family loans and approximately $40.2 million, or 64.2%, of the Bank's commercial real estate loans were secured by properties located in Riverside or San Bernardino counties. Even though the Bank's multi-family and commercial real estate loans are considered by management to be seasoned, and there has been a continued improvement in the real estate market, there is no assurance that the current market value of the properties securing these loans equals or exceeds the outstanding loan balance. At June 30, 2002, the Bank had no non-accrual multi-family or commercial real estate loans and no multi-family or commercial real estate loans that were 60 days or more past due. See also "REGULATION -- Federal Regulation of Savings Associations -- Loans to One Borrower."

Construction Mortgage Loans. Prompted by improved economic conditions and increased residential housing demand in its primary market area, the Bank actively originates two types of residential construction loans: (i) short-term construction loans and (ii) construction/permanent loans. At June 30, 2002, the Bank's construction loans were $72.2 million, or 11.5% of total loans held for investment, an increase of $10.3 million, or 17%, during fiscal 2002, which reflects the Bank's operational strategy. Undisbursed loan funds at the end of June 30, 2002 and 2001 were $30.5 million and $27.9 million, respectively.


The composition of the Bank's construction loan portfolio is as follows:
	At June 30,
	2002		2001
	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Short-term construction	$ 46,410	64.25%	$ 37,752	61.00%
Construction/permanent	25,823	35.75	24,137	39.00
	$ 72,233	100.00%	$ 61,889	100.00%

Short-term construction loans include three types of loans: custom construction, tract construction, and speculative construction.

The Bank also provides construction financing for multi-family and commercial real estate properties. The Bank has increased its lending resources with the intent of increasing the amount of originations in multi-family, construction and commercial real estate loans.

Custom construction loans are made to individuals who, at the time of construction, have a contract executed with a builder to construct their residence. Custom construction loans are generally originated for a term of 12 months, with fixed interest rates at the prime lending rate and with loan-to-value ratios of up to 80% of the appraised value of the completed property. The owner secures long-term permanent financing at the completion of construction.

Construction/permanent loans automatically roll from the construction to the permanent phase. The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally fixed at prime or above and with a loan-to-value ratio of up to 80% of the appraised value of the completed property.  The Bank makes short term construction loans to subdivision (tract) builders. These loans are usually financed and built in phases. A thorough analysis of market trends and demand within the area are reviewed for feasibility.

The Bank prefers to consider affordable as well as median-priced housing. Generally, significant presales are required prior to commencement of construction. Tract lending may include the building and financing of model homes under a separate loan. The terms for tract loans range from 12 to 18 months with interest rates from 1% to 2% above the prime-lending rate.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan for a significant period of time after the completion of construction until the home buyer is identified.

Members of the Bank's Loan Committee approve all construction loans. Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, and analyzes the pro forma data and assumptions on the project. In the case of a speculative, tract or custom construction loan, the Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires the borrower to deposit their own funds into a loans-in-process account, which the Bank disburses consistent with the completion of the subject property pursuant to a revised disbursement schedule.


The construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses. Disbursements are based on periodic on-site inspections by independent fee inspectors and Bank personnel. At inception, the Bank also requires borrowers to deposit funds into the loans-in-process account covering the difference between the actual cost of construction and the loan amount. The Bank regularly monitors the construction loan portfolio, economic conditions and housing inventory. The Bank's property inspector performs periodic property inspections. The Bank believes that the internal monitoring system helps reduce many of the risks inherent in its construction loans.

Construction loans afford the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than its single-family mortgage loans. Construction loans, however, are generally considered to involve a higher degree of risk than single-family mortgage loans because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan matures. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices. In addition, because the Bank's construction lending is in its primary market area, changes in the local economy and real estate market could adversely affect the Bank's construction loan portfolio.

Participation loan purchases and sales. In an effort to expand productivity and spread risk, participation purchases allow for a greater flexibility in the geographic distribution of the Bank's loans and increases the loan production volume. The Bank is aggressively networking with other lenders to purchase participating interests in multi-family, commercial and tract construction loans. The Bank generally purchases between 50% to 100% interest in the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield. This servicing fee is primarily offset by a reduction in operating expenses to the Bank. All participation properties are inspected by Bank personnel prior to being approved by the Loan committee for purchase.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to spread the risk. Participation sales also enable the Bank to maintain acceptable loan concentrations and comply with the Bank's loans to one borrower policy. Selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained.

Commercial Business Loans. The Bank has a business banking department that primarily serves businesses located within the Inland Empire. Commercial business loans allow the Bank to diversify its lending and increase the average portfolio yield. As of June 30, 2002, commercial business loans were $24.0 million, or 3.8% of total loans held for investment. These loans represent unsecured lines of credit and term loans secured by business assets.

Commercial business loans are generally made to customers who are well known to the Bank and are generally secured by accounts receivable, inventory, business equipment and/or other assets. Lines of credit are made at variable rates of interest equal to a negotiated margin above the prime rate and term loans are at a fixed rate. The Bank may also obtain personal guarantees from financially capable parties based on a review of personal financial statements. The Bank's commercial loans may be structured as term loans or as lines of credit. Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually approved with a term of one year or less.

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans. Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.


Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and often times an insufficient source of repayment. At June 30, 2002, the Bank had no non-accrual commercial business loans.

Consumer and Other Loans. At June 30, 2002, the Bank's consumer loans were $19.4 million, or 3.1%, of the Bank's total loans held for investment, a decrease of $16.5 million, or 46.0%. The Bank has emphasized the origination of consumer loans, and, in particular, home equity lines of credit and equity loans, due to the higher yields that are available on these loans compared to residential mortgage loans. The decrease in consumer loans was due primarily to loan payoffs resulting from a strong refinance market which started in January 2001 as interest rates declined. The Bank anticipates that it will continue to be an active originator of home equity loans, subject to market conditions. At June 30, 2002, home equity loans amounted to $18.9 million, or 97.5% of total consumer loans.

The Bank offers open-ended lines of credit on either a secured or unsecured basis. Secured lines of credit are generally secured by a second mortgage on the borrower's primary residence. Secured lines of credit have an interest rate that is one to two percentage points above the prime lending rate, as published in The Wall Street Journal, while the rate on overdraft lines of credit is ten percentage points above this prime lending rate. In addition, the Bank offers savings lines of credit which have an interest rate that is four percentage points above the FHLB eleventh district COFI. In all cases, the rate adjusts monthly.

The Bank offers closed-end, fixed-rate home equity loans that are secured by the borrower's primary residence. These loans normally do not exceed 100% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 15 years requiring monthly payments of principal and interest.

Consumer loans potentially have a greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At June 30, 2002, the Bank had $156,000 in consumer loans accounted for on a non-accrual basis.

Mortgage Banking Activities

General. The Bank focuses its mortgage banking lending activities on mortgage loans secured by single-family properties. Mortgage banking involves the origination and sale of mortgage and consumer loans for the purpose of generating gains on sale of loans and fee income on the origination of loans, in addition to loan interest income. Given current pricing in the mortgage markets, the Bank generally sells all of its loans on a servicing-released basis. Generally, the level of loan sale activity and, therefore, its contribution to the Bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the number of loans originated by the Bank and, thus, the amount of loan sales, net interest income and loan fees earned.

Loan Solicitation and Processing. The Bank's mortgage banking operations consist of both wholesale and retail loan originations. The Bank's wholesale loan production utilizes a network of approximately 741 loan correspondents approved by the Bank who originate and submit loans at a mark-up over the Bank's daily published price. Wholesale origination in fiscal 2002, 2001 and 2000 was $672.1 million, $461.9 million and $232.9 million, respectively. The Bank maintains a regional wholesale lending office in Rancho Cucamonga, California.

The Bank's retail loan production utilizes loan officers and processors employed by PBM (Provident Bank Mortgage, a division of the Bank). The Bank's loan officers generate retail loan originations through referrals from


realtors, builders and customers. As of June 30, 2002, PBM operated two retail offices within the Bank's facilities located in Riverside and Rancho Mirage and five separate retail loan production offices located in Glendora, Riverside, City of Industry, La Quinta and Torrance, all in Southern California. Generally, the cost of retail operations exceeds the cost of wholesale operations due to the burden of additional employees and greater overhead costs. However, the revenue per mortgage for retail originations is generally higher since the origination fees are retained by the Bank. Because wholesale loan production tends to decrease more dramatically than retail loan production during periods of higher interest rates, the Bank is seeking to originate a greater proportion of its loans through its retail operations. Retail originations in fiscal 2002, 2001 and 2000 were $431.4 million, $310.2 million and $174.3 million, respectively. Further, the Bank believes in its ability to attract repeat business and cross-sell other banking services to borrowers acquired through its retail loan production.

The Bank requires evidence of marketable title, lien position and loan to value and requires a title insurance policy and appraisals on all properties. The Bank also requires evidence of fire and casualty insurance on the value of improvements. As required by federal regulations, the Bank also requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

Loan Commitments and Rate Locks. The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made with specified terms and conditions. Interest rate locks are generally offered to prospective borrowers for up to a 60-day period. The borrower may lock in the rate at any time from application until the time they wish to close the loan. Occasionally, borrowers obtaining financing on new home developments are offered rate locks up to 120 days from application. The Bank had outstanding commitments to originate loans totaling $56.7 million at June 30, 2002. See Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 hereof. When the Bank commits to a borrower to lock in an interest rate there is the risk to the Bank that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold. To control the interest rate risk caused by mortgage banking activities, the Bank uses forward loan sales agreements and over-the-counter put options related to mortgage-backed securities as a hedge. See "-- Mortgage Banking Activities -- Derivative Activities."

Loan Origination and Other Fees. The Bank generally receives origination points and loan fees. Origination points are a percentage of the principal amount of the mortgage loan which is charged to a borrower for funding a loan. The amount of points charged by the Bank is generally 1% to 2%. Current accounting standards require points and fees received for originating loans (net of certain loan origination costs) to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment or sale. The Bank had $27,000 of net unamortized deferred loan origination costs at June 30, 2002.

Loan Originations, Sales and Purchases. The Bank's mortgage originations include loans insured by the FHA and VA, as well as conventional loans. Except for loans originated for the Bank's portfolio, loans originated through the mortgage banking activities are originated for eventual sale into the secondary market. As such, these loans must meet the origination and underwriting criteria established by the final investors. The Bank sells a large percentage of the mortgage loans that it originates as whole loans to private investors. The Bank also sells conventional whole loans to FNMA and FHLMC through their purchase programs. Conventional mortgage loans originated by the Bank that do not meet FNMA or FHLMC guidelines may be sold to private institutional investors. See "-- Mortgage Banking Activities -- Derivative Activities."


The following table shows the Bank's loan originations, purchases, sales and principal repayments during the periods indicated.
	Year Ended June 30,
	2002	2001	2000
(In Thousands)

Loans originated for sale:
Retail originations	$ 431,446	$ 310,196	$ 174,331
Wholesale originations	672,128	461,863	232,890
Total loans originated for sale	1,103,574	772,059	407,221

Loans sold and settled:
Servicing released	(1,168,529)	(678,443)	(388,583)
Servicing retained	(4,466)	-	(1,275)
Total loans sold	(1,172,995)	(678,443)	(389,858)

Loans originated for portfolio:
Mortgage loans:
Single-family	159,270	1,796	194,213
Multi-family	2,994	-	3,100
Commercial real estate	20,529	2,787	3,812
Construction	51,927	47,715	51,096
Commercial business loans	6,298	7,704	7,288
Consumer loan	30	172	15,672
Other loans	3,189	1,202	1,093
Total loans originated for portfolio	244,237	61,376	276,274

Loans purchased for portfolio:
Mortgage loans:
Single-family	-	-	703
Multi-family	1,590	3,212	-
Commercial real estate	8,544	5,675	5,915
Construction	27,915	20,289	-
Other loans	543	433	-
Total loans purchased for portfolio	38,592	29,609	6,618

Mortgage loan principal repayments	(385,261)	(220,150)	(125,188)
Real estate acquired in settlement of loans	(1,348)	(1,044)	(1,144)
Decrease (increase) in receivable from sale of loans	70,045	(85,804)	(14,160)
Decrease in other items, net (1)	(909)	(4,489)	(3,456)
Net (decrease) increase in loans held for investment
and loans held for sale	$ (104,065)	$ (126,886)	$ 156,307

(1)    Includes net changes in undisbursed loan funds, deferred loan fees or costs, discounts on loans and loss reserves.

Mortgage loans sold to FHLMC and FNMA are sold on a non-recourse basis whereby foreclosure losses are generally the responsibility of the purchasing agency and not the Bank, except in the case of VA loans used to form Government National Mortgage Association ("GNMA") pools, which are subject to limitations on the VA's loan guarantees. Mortgage loans sold to private investors generally are sold without recourse other than standard representations and warranties.

Occasionally, the Bank is required to repurchase loans sold to FHLMC, FNMA or private investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the


loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the year ended June 30, 2002, the Bank repurchased $1.1 million of single-family mortgage loans as compared to $757,000 in fiscal 2001 and $408,000 in fiscal 2000.

Loan Servicing. The Bank receives fees from a variety of institutional investors in return for performing the traditional services of collecting individual payments. At June 30, 2002, the Bank was servicing $136.1 million of loans for others. The Bank's loan servicing portfolio has decreased in recent years primarily because the Bank has sold a larger portion of its loans on a servicing-released basis. As long as the Bank continues to sell most mortgage loans with servicing released, the size of the mortgage servicing portfolio is expected to decrease. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the loan sale agreement for that mortgage.

Derivative Activities. Mortgage banking involves the risk that a rise in interest rates will reduce the value of a mortgage before it can be sold. This type of risk often occurs when the Bank commits to an interest rate lock on a borrower's application during the origination process and interest rates increase before the loan in a corresponding loan sale commitment can be closed and sold. Such interest rate risk also arises when mortgages are placed in the warehouse (i.e., held for sale) without locking in an interest rate for their eventual sale in the secondary market. The Bank seeks to control or limit the interest rate risk caused by mortgage banking activities. The two methods used by the Bank to help reduce interest rate risk from its mortgage banking activities are forward loan sales agreements and purchases of over-the-counter put options related to mortgage-backed securities. At various times, depending on management's assessment of interest rate movements and other economic conditions, the Bank may reduce or increase its derivative positions.

Under forward loan sales agreements, usually with FNMA, FHLMC or private investors, the Bank is obligated to sell certain dollar amounts of mortgage loans that meet specific underwriting and legal criteria before the expiration of the commitment period. These terms include the maturity of the individual loans, the yield to the purchaser, the servicing spread to the Bank (if servicing is retained) and the maximum principal amount of the individual loans. Forward loan sales of loans in the locked pipeline protect their sale prices from interest rate fluctuations that may occur from the time the interest rate of the loan is fixed to the time of its sale. The amount of and delivery date of the forward sales commitments is based upon management's estimates as to the volume of loans that will close and the length of the origination commitment. Forward loan sales do not provide complete interest-rate protection, however, because of the possibility of fallout (i.e., the failure to close) during the origination process. Differences between the estimated volume and timing of loan originations and the actual volume and timing of loan originations can expose the Bank to significant losses. If the Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Bank may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices. Similarly, if the Bank has too many loans to deliver, the Bank must sell additional forward commitments at current market prices which may be unfavorable to the Bank. Generally, the Bank seeks to maintain forward loan sales agreements equal to the closed loans held for sale plus those applications that the Bank has rate locked and/or committed to close, adjusted by the projected fallout. The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Bank. For the year ended June 30, 2002, the Bank had net gains of $59,000 attributable to the derivative financial instruments. At June 30, 2002, the Bank had outstanding commitments to sell loans totaling $45.7 million and commitments to originate loans totaling $56.7 million. See Note 15 of the Notes to Consolidated Financial Statements.

In order to reduce the interest rate risk associated with commitments to originate loans that are in excess of forward loan sales commitments, the Bank purchases over-the-counter put or call options on government agency mortgage-backed securities. At June 30, 2002, the Bank had $11.0 million in put-option contracts outstanding, which provided $1.7 million coverage.

The activities describes above are managed continually as markets change, however, there can be no assurance that the Bank will be successful in its effort to eliminate the risk of interest rate fluctuations between the time origination commitments are issued and the ultimate sale of the loan. The Bank employs a risk management firm to conduct daily analysis, report the Bank's interest rate risk position with respect to its loan origination and sale activities and


to advise the Bank on interest rate movements and interest rate risk management strategies. The Bank's interest rate risk management activities are conducted in accordance with a written policy that has been approved by the Bank's Board of Directors that covers objectives, functions, instruments to be used, monitoring and internal controls. The Bank does not enter into option positions for trading or speculative purposes and does not enter into options that could generate a financial obligation beyond the initial premium paid. The Bank does not apply hedge accounting to its derivative financial instruments, therefore all changes in fair value are recorded in earnings.

Delinquencies and Classified Assets

Delinquent Loans. When a mortgage loan borrower fails to make a required payment when due, the Bank institutes collection procedures. If the Bank is unsuccessful at curing the delinquency, a property inspection is performed between the 45th day and 60th day of delinquency. In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency, or sooner if the borrower is chronically delinquent, and all reasonable means of obtaining the payment have been exhausted, foreclosure proceedings, according to the terms of the security instrument and applicable law, is initiated. Interest income is reduced by the full amount of accrued and uncollected interest on such loans.


The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated.
	At June 30,
	2002				2001				2000
	60 - 89 Days		90 Days or More		60 - 89 Days		90 Days or More		60 - 89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance Of Loans	Number of Loans	Principal Balance of Loans	Number Of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number Of Loans	Principal Balance of Loans
(Dollars In Thousands)
Mortgage loans:
Single-family	16	$ 2,598	7	$ 875	8	$ 1,089	9	$ 1,104	11	$ 1,893	6	$ 749
Multi-family	-	-	-	-	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-	4	647	-	-
Construction	1	229	-	-	-	-	1	93	-	-	-	-
Commercial business loans	3	279	-	-	4	930	2	285	-	-	-	-
Consumer loans	16	27	5	115	2	1	2	41	-	-	4	1
Other loans	-	-	-	-	1	143	-	-	-	-	-	-
Total	36	$ 3,133	12	$ 990	15	$ 2,163	14	$ 1,523	15	$ 2,540	10	$ 750


The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of Statement of Financial Accounting Standard ("SFAS") No. 15 at the dates indicated.
	At June 30,
	2002	2001	2000	1999	1998
(Dollars In Thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 1,163	$ 1,198	$ 749	$ 1,165	$ 1,669
Multi-family	-	-	-	-	-
Commercial real estate	-	-	-	-	245
Construction	-	-	-	-	-
Commercial business loans	-	285	-	-	-
Consumer loans	156	24	13	39	18
Total	1,319	1,507	762	1,204	1,932

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
Single-family	-	-	-	138	-
Total	-	-	-	138	-

Total of non-accrual and 90 days past
due loans	1,319	1,507	762	1,342	1,932

Foreclosed real estate, net	313	224	1,047	1,775	4,447
Total non-performing assets	$ 1,632	$ 1,731	$ 1,809	$ 3,117	$ 6,379

Restructured loans	$ 1,401	$ 1,428	$ 1,481	$ 1,508	$ 2,074

Non-accrual and 90 days or more
past due loans as a percentage of
loans held for investment, net	0.22%	0.22%	0.09%	0.20%	0.31%

Non-accrual and 90 days or more
past due loans as a percentage of
total assets	0.13%	0.13%	0.07%	0.14%	0.24%

Non-performing assets as a percentage
of total assets	0.16%	0.15%	0.16%	0.33%	0.78%

The Bank assesses loans individually and identifies impairment when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing. Factors considered in determining impairment include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions. The Bank measures each impaired loan based on the fair value of its collateral and charges off those loans or portions of loans deemed uncollectible.

Foregone interest income, which would have been recorded for the year ended June 30, 2002 had impaired loans been current in accordance with their original terms, amounted to $480,000. The amount of interest income


included in the results of operations on such loans for the year ended June 30, 2002 amounted to $674,000. Interest income foregone on restructured loans for such periods was not material.

Foreclosed and Investment Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or market value less cost of sale. Subsequent declines in value are charged to operations. At June 30, 2002, the Bank had $313,000 of foreclosed real estate, net of allowance for losses of $23,000, which was comprised of one single-family property.

Investment real estate is carried at the lower of cost or fair market value. All costs associated with disposition are considered in the determination of fair value. The Bank owned two properties, totaling $11.2 million, at June 30, 2002, both of which were held by a wholly owned subsidiary.

Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weakness and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes a specific loss allowance for the full amount or for the portion of the asset classified as loss. All or a portion of allowances for loan losses established to cover probable losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention and monitored by the Bank.

The aggregate amounts of the Bank's classified assets, including assets designated as special mention, were as follows at the dates indicated:
	At June 30,
	2002	2001
(Dollars In Thousands)

Substandard assets	$ 8,892	$ 6,673
Special mention	9,026	10,511
Total	$ 17,918	$ 17,184

Total classified assets as a
percentage of total assets	1.78%	1.54%

The substandard assets increased $2.2 million, or 33%, to $8.9 million at June 30, 2002 from $6.7 million at June 30, 2001. This increase was primarily attributable to four commercial business loans to a single borrower. The borrower filed for Chapter 11 Bankruptcy in fiscal 2002 but has continued to make all loan payments in a timely manner and to maintain sufficient collateral with the Bank in the form of accounts receivable, equipment and inventory such that the loan is fully secured The Bank closely monitors the borrower's business operations and the progress that they are making in the bankruptcy proceedings.


As set forth below, assets classified as substandard and special mention as of June 30, 2002 included 68 loans and properties totaling approximately $17.9 million.
	Number of
	Items	Substandard	Special Mention	Total
(Dollars In Thousands)

Mortgage loans:
Single-family	26	$ 3,414	$ 403	$ 3,817
Commercial real estate	2	1,401	986	2,387
Construction	8	517	2,215	2,732
Commercial business loans	27	3,220	2,660	5,880
Consumer loans	2	27	-	27
Real estate owned	1	313	-	313
Other assets	2	-	2,762	2,762
Total	68	$ 8,892	$ 9,026	$ 17,918

Not all of the Bank's classified assets are delinquent or non-performing. In determining whether the Bank's assets expose the Bank to sufficient risk to warrant classification, the Bank may consider various factors, including the payment history of the borrower, the loan-to-value ratio, and the debt coverage ratio of the property securing the loan. Upon consideration of these factors, the Bank may determine that the asset in question, though not currently delinquent, presents a risk of loss that requires it to be classified or designated as special mention. In addition, the Bank's loan portfolio includes commercial and multi-family real estate loans with a balance exceeding the current market value of the collateral that are not classified because they are performing and have borrowers who have sufficient resources to support the repayment of the loan.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses inherent in the loan portfolio. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan. The responsibility for the review of the Bank's assets and the determination of the adequacy of the allowance lies with the Internal Asset Review Committee ("IAR Committee"). The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's operations.

The Bank has established a methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for loan losses as well as specific allowances that are tied to individual loans. The Bank's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance for identified problem loans and unallocated allowance.

The formula allowance is calculated by applying loss factors to loans held for investment. The loss factors are applied according to loan program type and loan classification. The loss factors for each program type and loan classification are established based on an evaluation of the historical loss experience, prevailing market conditions, concentration in loan types and other relevant factors. Loans that are homogeneous in nature, such as residential mortgage, home equity and consumer installment loans are considered on a pooled loan basis. A factor is assigned to each pool based upon expected charge-offs for one year. The factors for larger, less homogeneous loans, such as construction, multifamily and commercial real estate loans, are based upon loss experience tracked over business cycles considered appropriate for the loan type.

Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured as prescribed in SFAS No. 114 (as amended by SFAS No. 118). The amount of the specific allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each


situation. Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level. Management presents an analysis of the allowance for loan losses to the Bank's board of directors on a quarterly basis.

The unallocated allowance is based upon management's evaluation of various conditions, the effect of which are not directly measured in the determination of the formula and specific allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date: (1) then-existing general economic and business conditions affecting the key lending areas of the Bank, (2) credit quality trends, (3) loan volumes and concentrations, (4) recent loss experience in particular segments of the portfolio, and (5) regulatory examination results.

The IAR Committee meets quarterly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses. To the extent that any of these conditions are evidenced by identifiable problem credit or portfolio segment as of the evaluation date, the IAR Committee's estimate of the effect of such conditions may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by specifically identifiable problem credits or portfolio segments as of the evaluation date, the IAR Committee's evaluation of the probable loss related to such condition is reflected in the unallocated allowance. The intent of the Committee is to reduce the differences between estimated and actual losses. Pooled loan factors are adjusted to reflect current estimates of charge-offs during the next twelve months. Loss activity is reviewed for non-pooled loans and the loss factors adjusted, if necessary. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

At June 30, 2002, the Bank had an allowance for loan losses of $6.6 million or 1.10% of gross loans held for investment compared to an allowance for loan losses at June 30, 2001 of $6.1 million, or 0.86% of gross loans held for investment. A $525,000 provision for loan losses was recorded in fiscal 2002, compared to none in fiscal 2001. The Bank's focus on expanding its investment in multi-family, commercial real estate, construction and commercial business loans may lead to increased levels of charge-offs. However, management believes that the amount maintained in the allowance will be adequate, but not excessive, to absorb losses inherent in the portfolio. Although management believes that they use the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

As a result of past declines in local and regional real estate values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as a part of the examinations of such institutions by banking regulators. While the Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.


The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations.
	Year Ended June 30,
	2002	2001	2000	1999	1998
(Dollars In Thousands)

Allowance at beginning of period	$ 6,068	$ 6,850	$ 6,702	$ 6,186	$ 5,465
Provision for loan losses	525	-	250	525	1,200
Recoveries:
Mortgage loans:
Single-family	29	28	17	129	11
Multi-family	67	-	-	-	191
Commercial real estate	-	-	-	-	173
Consumer loans	-	-	14	36	29
Other loans	-	-	-	135	-
Total recoveries	96	28	31	300	404

Charge-offs:
Mortgage loans:
Single-family	9	410	125	201	187
Multi-family	-	-	-	-	2
Commercial real estate	-	-	-	52	580
Commercial business loans (*)	69	392	-	-	-
Consumer loans	32	8	8	56	114
Total charge-offs	110	810	133	309	883
Net charge-offs	14	782	102	9	479
Balance at end of period	$ 6,579	$ 6,068	$ 6,850	$ 6,702	$ 6,186

Allowance for loan losses as a percentage of
loans held for investment	1.10%	0.86%	0.82%	0.99%	0.99%

Net charge-offs as a percentage of average
loans receivable, net, during the period	-	0.09%	0.01%	-	0.08%

Allowance for loan losses as a percentage of
non-performing loans at the end of the period	498.79%	402.65%	898.95%	499.40%	320.19%

(*)    Reclassifications of charge-off amounts and recovery amounts have been made to those amounts previously reported in the second and third quarters of fiscal 2002 to comply with the current reporting practices of the Corporation.


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

	At June 30,
	2002		2001		2000		1999		1998
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
(Dollars In Thousands)

Mortgage loans:
Single-family	$ 1,148	65.59%	$ 1,546	71.21%	$ 1,780	76.23%	$ 1,588	77.50%	$ 972	80.08%
Multi-family	605	5.62	622	5.11	714	4.85	733	5.56	854	7.36
Commercial real estate	2,082	9.91	1,560	6.59	1,662	5.37	1,547	6.02	1,334	6.74
Construction	249	11.45	199	8.46	124	5.50	14	3.34	20	2.17
Commercial business loans	1,981	3.81	1,295	3.48	243	2.31	--	1.47	--	0.45
Consumer loans	201	3.07	423	4.91	489	5.58	--	5.99	147	3.13
Other loans	69	0.55	34	0.24	26	0.16	16	0.12	3	0.07
Unallocated	244	N/A	389	N/A	1,812	N/A	2,804	N/A	2,856	N/A
Total allowance for loan losses	$ 6,579	100.00%	$ 6,068	100.00%	$ 6,850	100.00%	$ 6,702	100.00%	$ 6,186	100.00%


Investment Activities

Federally chartered savings institutions are permitted under federal and state laws to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper and corporate debt securities. Savings institutions such as the Bank are also required to maintain an investment in FHLB stock. In addition, the Bank is required to maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "REGULATION" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Liquidity and Capital Resources" in Part II, Item 7 of this report. In March 2001, the OTS removed the specific liquidity requirement and now requires institutions to maintain the appropriate liquidity specific to their operations.

The investment policy of the Bank, established by the Board of Directors and implemented by the Bank's asset-liability committee ("ALCO"), seeks to provide and maintain adequate liquidity, complement the Bank's lending activities, and generate a favorable return on investments without incurring undue interest rate risk and credit risk. Investments are made based on certain considerations, such as yield, quality, maturity and marketability. The Bank also considers the effect that the proposed investment would have on the Bank's Risk-Based Capital and interest rate sensitivity.

At June 30, 2002, the Corporation's investment securities portfolio totaled $270.5 million at amortized cost, which primarily consisted of federal agency obligations. A total of $113.4 million of the Corporation's investment securities was classified as available for sale. All other securities were classified as held to maturity.

The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.
	At June 30,
		2002			2001			2000
		Estimated			Estimated			Estimated
	Amortized	Market		Amortized	Market		Amortized	Market
	Cost	Value	Percent	Cost	Value	Percent	Cost	Value	Percent
(Dollars In Thousands)

Held to maturity securities:
U.S. government agency securities	$154,351	$155,024	56.87%	$160,571	$160,058	78.58%	$172,486	$164,358	86.29%
U.S. government MBS (1)	9	15	0.01	16	24	0.01	20	30	0.02
Corporate bonds	2,762	2,666	0.98	2,745	2,416	1.19	2,728	1,671	0.88

Total held to maturity	157,122	157,705	57.86	163,332	162,498	79.78	175,234	166,059	87.19

Available for sale securities:
U.S. government agency securities	38,316	38,497	14.13	39,919	39,908	19.60	23,997	23,467	12.32
U.S. government agency MBS	75,034	75,566	27.73	-	-	-	-	-	-
FHLMC common stock	11	734	0.27	17	1,225	0.60	20	810	0.43
FNMA common stock	1	29	0.01	1	33	0.02	1	73	0.04
Equity securities	-	-	-	-	-	-	49	32	0.02

Total available for sale	113,362	114,826	42.14	39,937	41,166	20.22	24,067	24,382	12.81

Total investment securities	$270,484	$272,531	100.00%	$203,269	$203,664	100.00%	$199,301	$190,441	100.00%

(1) Mortgage-backed securities ("MBS").


The following table sets forth the amortized cost, maturity and weighted average yield of the investments in debt securities in the Bank's securities portfolio at June 30, 2002:
	Due in		Due		Due		Due
	One Year		After One to		After Five to		After
	or Less		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars In Thousands)

Held to maturity	$ -	-	$126,127	3.52%	$ 30,995	5.21%	$ -	-	$ 157,122	4.01%
Available for sale	-	-	58,073	4.13	6,789	5.27	48,488	5.09%	113,350	4.61
Total	$ -	-	$184,200	3.71%	$ 37,784	5.22%	$ 48,488	5.09%	$ 270,472	4.17%

Deposit Activities and Other Sources of Funds

General. Deposits, the proceeds from loan sales and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Loan sales are also influenced significantly by general interest rates. Borrowings through the FHLB-San Francisco and repurchase agreements may also be used to compensate for declines in the availability of funds from other sources.

Deposit Accounts. Substantially all of the Bank's depositors are residents of the State of California. Deposits are attracted from within the Bank's market area by offering a broad selection of deposit instruments, including checking, savings, money market and time deposits. Deposit account terms vary, differentiated by the minimum balance required, the time periods that the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current interest rates, profitability to the Bank, interest rate risk characteristics, competition and its customer preferences and concerns. Generally, the Bank's deposit rates are close to the median rates of its competitors within a given market. The Bank may occasionally pay above-market interest rates to attract or retain deposits when less expensive sources of funds are not available. The Bank may also pay above-market interest rates in specific markets in order to increase the deposit base of a particular office or group of offices. The Bank does not generally accept brokered deposits. The Bank reviews its deposit composition and pricing weekly.

The Bank currently offers time deposits for terms not exceeding five years. As illustrated in the following table, time deposits accounted for 49.7% of the Bank's deposit portfolio at June 30, 2002, compared to 62.4% at June 30, 2001. The Bank will attempt to reduce the overall cost of its deposit portfolio by increasing its transaction accounts. See "-- Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 herein.


The following table sets forth information concerning the Bank's weighted-average interest rate of the deposits at June 30, 2002.
Weighted					Percentage
Average			Minimum	Balance	of Total
Interest Rate	Term	Deposit Account Type	Amount	(In Thousands)	Deposits

0.00%	N/A	Checking deposits - non-interest bearing	$ -	$ 31,076	4.59%
0.80	N/A	Checking deposits - interest bearing	-	94,084	13.89
2.24	N/A	Savings deposits	10	166,001	24.50
2.07	N/A	Money market deposits	-	49,690	7.33

		Time deposits:
2.77	18 to 36 Months	Fixed-term, variable rate	1,000	2,164	0.32
1.43	90 Days or Less	Fixed-term, fixed rate	1,000	9,432	1.39
1.48	4 Months	Fixed-term, fixed rate	1,000	282	0.04
1.49	5 Months	Fixed-term, fixed rate	1,000	377	0.06
1.65	6-7 Months	Fixed-term, fixed rate	1,000	30,520	4.50
1.92	9 Months	Fixed-term, fixed rate	1,000	8,872	1.31
2.83	1 Year	Fixed-term, fixed rate	1,000	83,314	12.30
2.40	13 Months	Fixed-term, fixed rate	1,000	359	0.05
3.89	15 Months	Fixed-term, fixed rate	1,000	46,804	6.91
4.46	18 Months	Fixed-term, fixed rate	1,000	6,453	0.95
3.60	20 Months	Fixed-term, fixed rate	1,000	5,304	0.78
4.45	2 Years	Fixed-term, fixed rate	1,000	60,133	8.88
6.03	3 Years	Fixed-term, fixed rate	1,000	49,313	7.28
5.17	4 Years	Fixed-term, fixed rate	1,000	1,950	0.29
5.28	5 Years	Fixed-term, fixed rate	1,000	31,013	4.58
8.00	8 Years	Fixed-term, fixed rate	1,000	182	0.03
3.90	10 Years	Fixed-term, fixed rate	1,000	125	0.02
2.72%				$ 677,448	100.00%

The following table indicates the aggregate dollar amount of the Bank's time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2002.

Maturity Period	Amount
(In Thousands)

Three months or less	$ 18,848
Over three through six months	19,333
Over six through twelve months	11,448
Over twelve months	40,087
Total	$ 89,716


Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated.
	At June 30,
	2002			2001
		Percent			Percent
		of	Increase		of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)
(Dollars In Thousands)

Checking deposits - non-interest bearing	$ 31,076	4.59%	$ 6,045	$ 25,031	3.43%	$ 6,365
Checking deposits - interest bearing	94,084	13.89	6,484	87,600	12.00	14,151
Savings deposits	166,001	24.50	50,697	115,304	15.79	28,887
Money market deposits	49,690	7.33	3,617	46,073	6.31	(11,185)
Time deposits:
Fixed-term, fixed rate which mature:
Within 1 year	246,424	36.38	(123,812)	370,236	50.72	51,192
After 1 year, but within 2 years	51,674	7.63	(16,678)	68,352	9.36	(26,781)
After 2 years, but within 5 years	36,104	5.33	21,054	15,050	2.06	(28,750)
After 5 years	231	0.03	88	143	0.02	(15)
Fixed-term, variable rate	2,164	0.32	(88)	2,252	0.31	(281)
Total	$ 677,448	100.00%	$ (52,593)	$ 730,041	100.00%	$ 33,583

Time Deposits by Rates. The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated.
		At June 30,
	2002	2001	2000
(In Thousands)

Below 1.00%	$ 84	$ 12	$ 86
1.00 to 1.99%	62,051	8	-
2.00 to 2.99%	42,385	185	155
3.00 to 3.99%	74,298	19,547	2,578
4.00 to 4.99%	79,399	95,229	42,794
5.00 to 5.99%	19,807	116,627	280,191
6.00 to 6.99%	57,001	215,168	132,426
7.00 to 7.99%	1,390	9,090	2,283
8.00% and over	182	167	155
Total	$ 336,597	$ 456,033	$ 460,668


Time Deposits by Maturities. The following table sets forth the aggregate dollar amount of time deposits at June 30, 2002 differentiated by interest rates and maturity.

		One to	Two to	Three to	After
	Less Than	Two	Three	Four	Four
	One Year	Years	Years	Years	Years	Total
(In Thousands)

Below 1.00%	$ 84	$ -	$ -	$ -	$ -	$ 84
1.00 to 1.99%	62,051	-	-	-	-	62,051
2.00 to 2.99%	38,328	3,608	438	-	11	42,385
3.00 to 3.99%	44,017	27,456	2,653	157	15	74,298
4.00 to 4.99%	44,776	14,347	6,395	881	13,000	79,399
5.00 to 5.99%	10,272	1,420	1,719	1,169	5,227	19,807
6.00 to 6.99%	46,877	5,299	2,259	2,460	106	57,001
7.00 to 7.99%	516	591	283	-	-	1,390
8.00% and over	182	-	-	-	-	182
Total	$ 247,103	$ 52,721	$ 13,747	$ 4,667	$ 18,359	$ 336,597

Deposit Activity. The following table sets forth the deposit activity of the Bank for the periods indicated.
	At or For the Year Ended June 30,
	2002	2001	2000
(In Thousands)

Beginning balance	$ 730,041	$ 696,458	$ 632,881

Net (withdrawals) deposits before
interest credited	(76,786)	(894)	33,191
Interest credited	24,193	34,477	30,386
Net (decrease) increase in deposits	(52,593)	33,583	63,577
Ending balance	$ 677,448	$ 730,041	$ 696,458

Borrowings. The FHLB-San Francisco functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities which are obligations of, or guaranteed by, the U.S. government) as collateral, provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate, maturity, terms and conditions. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank utilizes advances from the FHLB-San Francisco as an alternative to deposits, to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk. The FHLB-San Francisco has, from time to time, served as the Bank's primary borrowing source. Advances from the FHLB-San Francisco are typically secured by the Bank's first mortgage loans. In addition, the Bank used U.S. government agency securities totaling $119.7 million at June 30, 2002 to collateralize its FHLB advances under the Security-Backed Credit ("SBC") facility as compared to $79.8 million at June 30, 2001. At June 30, 2002, the Bank had $202.5 million of borrowings from the FHLB-San Francisco with a weighted-average rate of 5.50%, of


which $37.0 million was under the SBC facility. Such borrowings mature between 2002 and 2021. The following table sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:

	At or For the Year Ended June 30,
	2002	2001	2000
(Dollars In Thousands)

Balance outstanding at end of period:
FHLB advances	$ 202,466	$ 265,830	$ 338,338
A loan to facilitate purchase of an investment property	-	-	3,330

Weighted average rate:
FHLB advances	5.50%	6.28%	6.35%
A loan to facilitate purchase of an investment property	-	-	8.25%

Maximum amount of borrowings outstanding at any month end:
FHLB advances	$ 257,525	$ 329,937	$ 392,342
A loan to facilitate purchase of an investment property	-	3,287	3,543

Approximate average short-term* borrowings
outstanding with respect to:
FHLB advances	$ 76,144	$ 131,035	$ 237,590

Approximate weighted average short-term* borrowings rate
with respect to:
FHLB advances	6.67%	6.61%	5.74%

(*) Borrowings with a remaining term of 12 months or less.

In addition, the Bank has a borrowing arrangement in the form of a federal funds facility with its correspondent bank in the amount of $45 million, none of which was outstanding at June 30, 2002 and 2001.

Subsidiary Activities

Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank's investment in its service corporations did not exceed these limits at June 30, 2002.

The Bank has three wholly owned subsidiaries: Provident Financial Corporation ("PFC"), Profed Mortgage, Inc., and First Service Corporation. PFC's current activities include: (i) acting as trustee for the Bank's real estate transactions, (ii) engaging in annuity sales and providing brokerage services at branch offices of the Bank, (iii) selling property and life insurance, primarily to the Bank's customers, and (iv) holding real estate for investment. The largest real estate investment of PFC is an office building in downtown Riverside, California with a carrying book value of $10.5 million as of June 30, 2002. Other real estate held for investment by PFC at June 30, 2002 totaled $653,000. As of June 30, 2002, PFC had a loan from the Bank (which was used to repay the loan that was assumed from the seller when PFC purchased the downtown office building) of $1.1 million with an annual interest rate of 8.25% and a monthly installment of $70,305.63 through November 1, 2003. Profed Mortgage, Inc., which formerly conducted the Bank's mortgage banking activities, and First Service Corporation are currently inactive. At June 30, 2002, the Bank's investment in its subsidiaries was $9.4 million.


REGULATION

General

The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA"), and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank is required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Bank and their operations.

Federal Regulation of Savings Associations

Office of Thrift Supervision. The OTS is a department in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS has extensive authority over the operations of savings associations. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended June 30, 2002 was $209,000.

Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized, able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner.

The Bank, as a member of the FHLB-San Francisco, is required to acquire and hold shares of capital stock in the FHLB-San Francisco in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 5 percent of its advances (i.e., borrowings) from the FHLB-San Francisco. The Bank was in compliance with this requirement, its investment in FHLB-San Francisco stock was $13 million at June 30, 2002.

Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-San Francisco.

The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions also could have an adverse effect on the value of FHLB stock in the future.


Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in unsafe or unsound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a Core Capital ratio of least 5%, a ratio of Tier 1, or Core Capital, to Risk-Weighted Assets ("Tier 1 Risk-Based Capital") of at least 6% and a Risk-Based Capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., Core or Tier 1 Risk-Based Capital ratio of less than 4% or a Risk-Based Capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of the SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reasons deemed necessary by the FDIC.

The premium schedule for BIF and SAIF insured institutions ranges from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to approximately 1.88 basis points for each $100 in domestic deposits for SAIF and BIF insured members. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the years 2017 through 2019.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Liquidity Requirements. The OTS repealed its liquidity regulation in April 2001. Although the percentage liquidity requirement of 4% has been eliminated, the interim rule still requires thrifts to maintain adequate liquidity to assure safe and sound operation. The Bank's average liquidity ratio for the quarter ended June 30, 2002 was 33.2%.

Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of Total Capital to Risk-Weighted Assets of less than 8%, a ratio of Tier I (Core) Capital to Risk-Weighted Assets of less than 4%, or a ratio of Core Capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I Capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a Tangible Capital to Total Assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized."


At June 30, 2002, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, it may require the Bank to submit an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require the submission of a plan of compliance.

Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2002, the Bank met the test and its QTL percentage was 75.48%.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for the payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Savings and Loan Holding Company Regulations."

Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a Tangible Capital requirement, a Leverage ratio (or Core Capital) requirement and a Risk-Based Capital requirement applicable to such savings associations.

The capital regulations require Tangible Capital of at least 1.5% of Adjusted Total Assets (as defined by regulation). At June 30, 2002, the Bank had Tangible Capital of $88.8 million, or 8.92% of Adjusted Total Assets, which is approximately $73.9 million above the minimum requirement of 1.5% of Adjusted Total Assets in effect on that date.

The capital standards also require Core Capital equal to at least 3% or 4% of adjusted total assets, depending on an institution's supervisory rating. Core Capital generally consists of Tangible Capital. At June 30, 2002, the Bank had Core Capital equal to $88.8 million, or 8.92% of Adjusted Tangible Assets, which is $49.0 million above the 4% requirement of Adjusted Tangible Assets in effect on that date.

The OTS risk-based capital requirement requires savings associations to have Total Capital of at least 8% of Risk-Weighted Assets. Total Capital consists of Core Capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as Core Capital and general loan loss allowances up to a maximum of 1.25% of Risk-Weighted Assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of Core Capital.


In determining the amount of Risk-Weighted Assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weighting of 50% for prudently underwritten permanent single-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at the time of origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

On June 30, 2002, the Bank had Total Risk-Based Capital of approximately $95.3 million, including $88.8 million in Core Capital and $6.5 million in qualifying supplementary capital, and Risk-Weighted Assets of $529.3 million, or a Total Capital ratio of 18.01% to Risk-Weighted Assets. This amount was $53.0 million above the 8% requirement in effect on that date.

The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% Core Capital ratio, a 4% Tier 1 Capital ratio or an 8% Risk-Based Capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The imposition by the OTS or the FDIC of any of these measures on the Corporation or the Bank may have a substantial adverse effect on their operations and profitability.

Limitations on Capital Distributions. The OTS imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, savings institutions, such as the Bank, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

Savings institutions proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "-- Capital Requirements."

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At June 30, 2002, the Bank's limit on loans to one borrower was $16.6 million. At June 30, 2002, the Bank's largest single loan to one borrower was $2.9 million, which was performing according to its original terms.

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


The OTS may determine that the savings association's ownership, control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the savings association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member Savings Bank. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Corporation and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a savings and loan holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially similar to transactions with unaffiliated individuals.

Community Reinvestment Act. Under the federal Community Reinvestment Act ("CRA"), all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking supervisory agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Bank received a "satisfactory" rating as a result of its latest evaluation.

Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $27,500 per day, or $1.1 million per day in particularly egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Savings and Loan Holding Company Regulations

General. The Corporation is a unitary savings and loan holding company subject to regulatory oversight of the OTS. Accordingly, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings association.


The Gramm-Leach-Bliley Financial Services Modernization Act of 1999. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The purpose of this legislation was to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

        (a)    repealed the historical restrictions and eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

        (b)    provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

        (c)    broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

        (d)    provided an enhanced framework for protecting the privacy of consumer information;

        (e)    adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

        (f)    modified the laws governing the implementation of the Community Reinvestment Act; and

        (g)    addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

The USA Patriot Act. In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank 27 regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

  Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

  Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

  Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

  Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

  Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.


During the first quarter of 2002 the Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, issued proposed and interim regulations to implement the provisions of Sections 312 and 352 of the USA Patriot Act. The Bank has taken steps to implement the provisions of the act by reviewing the existing operational procedures and making changes as deemed appropriate, training the Bank's personnel regarding the act and conducting other appropriate actions. To date, it has not been possible to predict the impact the USA PATRIOT ACT and its implementing regulations may have on the Company and the Bank.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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


than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Activities. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Bank and any other subsidiaries (other than the Bank or any other SAIF insured savings association) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for savings and loan holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

Qualified Thrift Lender Test. If the Bank fails the qualified thrift lender test, within one year the Corporation must register as, and will become subject to, the significant activity restrictions applicable to savings and loan holding companies. See "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test" for information regarding the Bank's qualified thrift lender test.

TAXATION

Federal Taxation

General. The Corporation and the Bank report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation.

Tax Bad Debt Reserves. As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995. Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method. Instead, the Bank will be permitted to deduct as bad debt expense its specific charge-offs during the taxable year. In addition, the legislation required savings associations to recapture into taxable income, over a six-year period, their post-1987 additions to their bad debt tax reserves. As of the effective date of the legislation, the Bank had no post-1987 additions to its bad debt tax reserves. As of June 30, 2002, the Bank's total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a "non-dividend distribution" as defined below.

Distributions. To the extent that the Bank makes "non-dividend distributions" to the Corporation that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the


Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve. During fiscal 2002, the Bank declared and paid cash dividends to the Corporation of $4.8 million.

Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

Other Matters. The Internal Revenue Service has audited the Bank's income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.

State Taxation

California. The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank). At June 30, 2002, the total net state tax rate was 7.6%. Bad debt deductions are available in computing California franchise taxes using the specific charge-off method. The Bank and its California subsidiaries file California franchise tax returns on a combined basis. The Corporation will be treated as a general corporation subject to the general corporate tax rate.

Delaware. As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2. Properties

At June 30, 2002, the net book value of the Bank's property (including land and buildings) and its furniture, fixtures and equipment was $8.1 million. The Bank's home office, which is owned by the Bank, is located in Riverside, California. Including the home office, the Bank has eleven banking offices, ten of which are located in Riverside County in the cities of Riverside (2), Moreno Valley, Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe, California and one is in Redlands, California in San Bernardino County. The only in-store banking office in Moreno Valley, California was closed in October 2001. Eight of the banking offices are owned by the Bank and three are leased. The leases expire from 2005 to 2010. The Bank also has six separate loan production offices, which are located in Riverside, La Quinta, Rancho Cucamonga, Glendora, City of Industry and Torrance, California. All of these offices are leased. The leases expire from 2002 to 2004. A new banking office in Riverside (at Orangecrest Promenade), California is expected to be opened in 2003 and will be leased property.

Item 3. Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues in the ordinary course of and incident to the Banks' business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of Provident Financial Holdings, Inc. is listed on the Nasdaq Stock Market under the symbol PROV. The following table provides the high and low stock prices for PROV during the last two fiscal years. As of June 30, 2002, there were approximately 378 registered stockholders of record.
	First	Second	Third	Fourth
	(Ended September 30)	(Ended December 31)	(Ended March 31)	(Ended June 30)

2002 Quarters:
High	$ 17.20	$ 17.33	$ 19.73	$ 22.53
Low	14.63	14.47	17.27	19.60

2001 Quarters:
High	$ 12.67	$ 13.83	$ 14.42	$ 15.63
Low	9.37	11.46	11.50	12.37

In July 2002, the Board of Directors of the Corporation approved a quarterly cash dividend policy, with the first quarterly cash dividend of $0.05 per share distributed on August 30, 2002. Future declarations or payments of dividends will be subject to determination by the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

During fiscal 2002, the Board approved a three-for-two stock split thereby improving the trading liquidity of the Corporation's stock. The Corporation continues to repurchase its stock consistent with the Board approved stock repurchase plan. A total of 264,150 shares were repurchased during this fiscal year reducing the number of shares outstanding, which improved its earnings per share.


Item 6. Selected Financial Data

The following tables set forth selected financial highlights concerning the consolidated financial position and results of operations of the Corporation and its subsidiary at the dates and for the periods indicated.
	At or for the year ended June 30,
	2002	2001	2000	1999*	1998
(In Thousands, Except Share Information )

FINANCIAL CONDITION DATA:
Total assets	$ 1,005,318	$ 1,117,226	$ 1,147,804	$ 957,431	$ 816,205
Loans held for investment, net	593,554	697,191	824,747	669,344	620,090
Loans held for sale	1,747	2,175	1,505	601	1,117
Receivable from sale of loans	67,241	137,286	51,482	37,322	66,951
Cash and cash equivalents	27,700	26,839	18,965	19,729	23,433
Investment securities	271,948	204,498	199,616	187,178	75,554
Deposits	677,448	730,041	696,458	632,881	583,025
Borrowings	202,466	265,830	341,668	214,506	132,114
Stockholders' equity	103,031	97,258	88,967	89,686	86,650

OPERATING DATA:
Interest income	$ 65,668	$ 80,797	$ 77,696	$ 59,314	$ 50,096
Interest expense	39,188	54,456	48,725	34,372	29,417
Net interest income	26,480	26,341	28,971	24,942	20,679
Provision for loan losses	525	-	250	525	1,200
Net interest income after provision .	25,955	26,341	28,721	24,417	19,479
Loan servicing and other fees	2,178	2,088	2,673	2,714	3,035
Gain on sale of loans, net	10,139	8,033	3,248	6,590	4,491
Deposit account fees	1,641	1,330	922	749	510
Other non-interest income	1,791	1,646	1,415	1,295	1,109
Real estate operations, net	693	870	544	824	196
Operating expenses	26,806	25,068	24,957	24,717	20,095
Income before income taxes	15,591	15,240	12,566	11,872	8,725
Provision for income taxes	6,482	6,354	5,310	4,973	3,705
Net income	$ 9,109	$ 8,886	$ 7,256	$ 6,899	$ 5,020
Basic earnings per share	$ 1.77	$ 1.69	$ 1.33	$ 1.13	$ 0.76
Diluted earnings per share	$ 1.68	$ 1.65	$ 1.31	$ 1.11	$ 0.74

(*) Excluding the impact of the non-recurring property gain, totaling $3.57 million (net of taxes).


	At or for the year ended June 30,
	2002	2001	2000	1999*	1998

KEY OPERATING RATIOS:

Performance Ratios
Return on assets	0.86%	0.78%	0.65%	0.80%	0.71%
Return on stockholders' equity	9.05	9.52	8.38	8.19	5.98
Net interest rate spread	2.32	2.07	2.41	2.62	2.53
Net interest margin	2.62	2.43	2.70	3.01	3.06
Average interest-earning assets to
average interest-bearing liabilities	107.81	107.06	106.55	109.46	112.13
Operating and administrative expenses
as a percentage of average total assets	2.52	2.20	2.23	2.87	2.86
Efficiency ratio	62.45	62.19	66.51	67.56	69.73
Equity to asset ratio	10.25	8.71	7.75	9.37	10.62

Regulatory Capital Ratios
Tangible Capital	8.92	7.47	6.56	7.66	8.09
Tier 1 Leverage Capital	8.92	7.47	6.56	7.66	8.09
Total Risk-Based Capital	18.01	14.89	13.42	16.76	14.12
Tier 1 Risk-Based Capital	16.78	13.78	12.23	15.35	12.89

Asset Quality Ratios
Non-accrual and 90 days or more
past due loans as a percentage of
loans held for investment, net	0.22	0.22	0.09	0.20	0.31
Non-performing assets as a percentage
of total assets	0.16	0.15	0.16	0.33	0.78
Allowance for loan losses as a
percentage of loans held for
investment	1.10	0.86	0.82	0.99	0.99
Allowance for loan losses as a
percentage of non-performing loans	498.79	402.65	898.95	499.40	320.19
Net charge-offs to average
outstanding loans	-	0.09	0.01	-	0.08

(*) Excludes the impact of the non-recurring property gain, totaling $3.57 million (net of taxes).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Corporation's Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this report.

General

Management's discussion and analysis of financial condition and results of operations are intended to assist in understanding the financial condition and results of operations of the Corporation. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto included in Item 8 of this report. Provident Savings Bank, FSB, is a wholly owned subsidiary of Provident Financial Holdings, Inc. and as such, comprises substantially all of the activity for Provident Financial Holdings, Inc.


Certain matters in this annual report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, the direction of future interest rates, the California real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes, labor market competitiveness, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical data and management's view of the current economic environment as described in "Provision for Loan Losses."

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

Operating Strategy

Provident Savings Bank, FSB, established in 1956, is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Bank conducts its business operations as Provident Bank, PBM and through its subsidiary, PFC. Thus, the business activities of the Corporation consist of community banking, mortgage banking, investment services and real estate operations.

The Corporation has established strategies for the next five years, which will change the composition and diversify its balance sheet; diversify its revenue sources; create operating efficiencies; and deploy more aggressive capital management techniques.

The Corporation intends to restructure its balance sheet by decreasing the concentration of single-family mortgage loans within its loan portfolio and increasing the concentration of multi-family, commercial real estate, construction and commercial business loans. The Corporation also intends to decrease the percentage of time deposits in its


deposit base and to increase the percentage of checking and savings deposits. This strategy is intended to improve core revenue through a higher net interest margin.

The Corporation also intends to diversify revenue sources through continued growth of non-interest income, which is primarily income from mortgage banking, fees from banking products and services, revenue from investment sales, and revenue from real estate operations.

The Corporation intends to create operating efficiencies by streamlining processes and procedures, deploying technology solutions to improve productivity, leveraging its infrastructure to support revenue growth and conducting benchmark studies which will determine opportunities to reduce operating expenses.

The Corporation intends to deploy more aggressive capital management techniques such as share repurchases and a cash dividend policy, among others, resulting in higher earnings per share.

The Corporation is involved in various legal matters associated with its normal operations. In the opinion of management, these matters will be resolved without material effect on the Corporation's financial position, results of operations or cash flows.

Commitments and Derivative Financial Instruments

The Corporation conducts a portion of its operations in leased facilities under non-cancelable agreements classified as operating leases. The following is a schedule of minimum rental payments under such operating leases which expire at various years:
Year Ended June 30,	Amount
(Dollars In Thousands)

2003	$ 451
2004	420
2005	256
2006	183
2007	186
Thereafter	406
Total minimum payments required	$ 1,902

Lease expense under operating leases was approximately $553,000 $569,000 and $632,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated balance sheet. The Corporation's exposure to credit loss, in the event of non-performance by the other party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.


	June 30,
Commitments	2002	2001
(In Thousands)

Undisbursed loan funds - Construction loans	$ 30,536	$ 27,917
Undisbursed lines of credit - Commercial business loans	10,285	10,638
Undisbursed lines of credit - Consumer loans	11,730	13,071
	$ 52,551	$ 51,626

Commitments to extend credit are agreements to lend money to a customer at some future date as long as all conditions have been met in the agreement. These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee. Since some of these commitments are expected to expire, the total commitment amount outstanding does not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis prior to issuing a commitment. At June 30, 2002 and 2001, interest rates on commitments to extend credit ranged from 5.13% to 14.00% and 5.50% to 8.75%, respectively. Commitments to extend credit on loans to be held for investment were $18.2 million and $2.0 million at June 30, 2002 and 2001, respectively.

In an effort to minimize its exposure to interest rate fluctuations on commitments to extend credit where the underlying loan will be sold, the Corporation enters into forward loan sale agreements to sell certain dollar amounts of fixed rate and adjustable rate loans to third parties. These agreements specify the minimum maturity of the loans, the yield to the purchaser, the servicing spread to the Corporation (if servicing is retained), the maximum principal amount of all loans to be delivered and the maximum principal amount of individual loans to be delivered. The Corporation typically satisfies these forward loan sale agreements with its current loan production; at June 30, 2002 and 2001 the aggregate amount of loans held for sale and of commitments to extend credit on loans to be held for sale exceeded the Corporation's forward loan sale agreements. At June 30, 2002 and 2001, interest rates on forward loan sale agreements ranged from 5.50% to 7.00% and 5.50% to 7.50%, respectively.

In addition to the instruments described above, the Corporation also purchases over-the-counter put option contracts (with expiration dates that generally coincide with the terms of the commitments to extend credit) which mitigate the interest rate risk inherent in commitments to extend credit. The contract amounts of these instruments reflect the extent of involvement the Corporation has in this particular class of financial instruments. The Corporation's exposure to loss on these financial instruments is limited to the premiums paid for the put option contracts. Put options are adjusted to market in accordance with SFAS No. 133.

In accordance with SFAS No. 133 and interpretations of the Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or (other liabilities). As of June 30, 2001, commitments to extend credit on loans to be held for sale were not interpreted to be derivatives. As such, these amounts were not included on the balance sheet as of June 30, 2001. The Corporation is not applying hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the years ended June 30, 2002 and 2001 was $3 and $411, respectively.


	June 30, 2002		June 30, 2001
		Fair		Fair
Derivative financial instruments	Amount	Value	Amount	Value
(In Thousands)

Commitments (*) to extend credit on loans to be held
for sale, including servicing released premiums	$ 56,738	$ 779
Forward loan sale agreements	45,709	(237)	$ 60,322	$ 437
Put option contracts	11,000	17	5,000	33
Total	$ 113,447	$ 559	$ 65,322	$ 470

(*) Net of an estimated 26.71% of commitments, which may not fund.

Comparison of Financial Condition at June 30, 2002 and June 30, 2001

Total assets decreased slightly from $1.12 billion at June 30, 2001 to $1.01 billion at June 30, 2002 primarily as a result of a decrease in loans held for investment. The loans held for investment decreased $103.6 million from $697.2 million at June 30, 2001 to $593.6 million at June 30, 2002 primarily as a result of loan prepayments. These prepayments were attributable to the extraordinarily high volume of refinance activity during fiscal 2002 in connection with the low interest rate environment. The receivable from sale of loans decreased $70.1 million from $137.3 million at June 30, 2001 to $67.2 million at June 30, 2002, resulting from the timing difference between loan sales and loan settlements. These decreases were partially offset by a $67.5 million increase in investment securities from $204.5 million at June 30, 2001 to $271.9 million at June 30, 2002.

The Bank originated approximately $1.35 billion in new loans, primarily through its mortgage division, and purchased $38.6 million in loans from other financial institutions. The Provident Bank Mortgage loan production is sold primarily servicing released; a total of $1.17 billion was sold during fiscal 2002. The outstanding balance of loans held for sale decreased from $2.2 million at June 30, 2001 to $1.7 million at June 30, 2002. The outstanding balance of loans held for sale is largely dependent on the timing of loan fundings and loan sales.

Total liabilities decreased from $1.02 billion at June 30, 2001 to $902.3 million at June 30, 2002 as a result of the decrease in FHLB advances and customer deposits. Total deposits decreased from $730.0 million at June 30, 2001 to $677.4 million at June 30, 2002. During fiscal 2002, the Bank continued its emphasis on expanding client relationships, particularly with low cost checking accounts. Checking accounts increased $12.6 million, or 11.2%, from $112.6 million at June 30, 2001 to $125.2 million at June 30, 2002. Money market accounts increased $3.6 million, or 7.8%, from $46.1 million at June 30, 2001 to $49.7 million at June 30, 2002. Savings accounts increased $50.7 million, or 44.0%, from $115.3 million at June 30, 2001 to $166.0 million at June 30, 2002. FHLB advances decreased $63.3 million, from $265.8 million at June 30, 2001 to $202.5 million at June 30, 2002. The Bank reduced its FHLB advances with excess liquidity resulting from loan prepayments.

Total stockholders' equity was $103.0 million at June 30, 2002, as compared to $97.3 million at June 30, 2001. The $5.7 million increase in stockholders' equity during fiscal 2002 from net income was partially offset by share repurchases. The Corporation repurchased 280,194 shares, or approximately 5% of outstanding shares, at an average price of $18.32 per share, totaling $5.1 million in fiscal 2002. The Corporation's book value per share increased from $17.01 at June 30, 2001 to $18.86 at June 30, 2002.

Comparison of Operating Results for the Years Ended June 30, 2002 and 2001

General. The Corporation had net earnings of $9.1 million, or $1.68 per diluted share, for the year ended June 30, 2002, as compared to $8.9 million, or $1.65 per diluted share, for the year ended June 30, 2001. The increase in operating earnings in fiscal 2002 was primarily attributable to an improvement in non-interest income.


Net Interest Income. Net interest income increased $139,000, or 0.5%, from $26.3 million in fiscal 2001 to $26.5 million in fiscal 2002. This increase resulted principally from an increase in net interest margin. The net interest margin increased from an average of 2.43% in fiscal 2001 to an average of 2.62% in fiscal 2002. The increase in the net interest margin was primarily attributable to a decrease in short-term interest rates during fiscal 2002 where the decrease in the costs of interest bearing liabilities was greater than that of the decrease in income from earning assets.

Interest Income. Interest income decreased $15.1 million, or 18.7%, from $80.8 million in fiscal 2001 to $65.7 million in fiscal 2002 as the average earning assets decreased $73.7 million, or 6.8%, to $1.01 billion in fiscal 2002 from $1.09 billion in fiscal 2001. The average yield on assets also decreased 95 basis points from 7.44% in fiscal 2001 to 6.49% in fiscal 2002. Average loan balances decreased $170.7 million, or 19.8%, from $863.5 million during fiscal 2001 to $692.8 million during fiscal 2002 and the average yield decreased 31 basis points from 7.71% to 7.40%, respectively. The average balance of investment securities increased $31.3 million, or 15.5%, from $201.5 million during fiscal 2001 to $232.8 million during fiscal 2002 while the average yield decreased 105 basis points from 6.26% to 5.21%, respectively. The decrease in yields was the result of the decline in interest rates during fiscal 2002.

Interest Expense. Interest expense decreased $15.3 million, or 28.0%, from $54.5 million in fiscal 2001 to $39.2 million in fiscal 2002. The average balance of deposits decreased $4.8 million, or 0.7%, from $706.6 million during fiscal 2001 to $701.8 million during fiscal 2002 and the average cost of the deposits decreased 145 basis points from 4.88% during fiscal 2001 to 3.43% during fiscal 2002. The average balance of FHLB advances decreased $67.6 million, or 22.2%, from $304.6 million during fiscal 2001 to $237.0 million during fiscal 2002 and the average cost increased nine basis points from 6.48% to 6.39%, respectively. During fiscal 2002, the Bank prepaid $37.0 million of FHLB advances with prepayment penalties of $365,000. Excluding the prepayment penalties, the average cost of FHLB advances in fiscal 2002 would have been approximately 6.23%.

Provision for Loan Losses. Loan loss provisions in fiscal 2002 were $525,000 as compared to no provision in fiscal 2001. The allowance for loan losses was $6.6 million, or 1.10% of gross loans held for investment, at June 30, 2002, as compared to $6.1 million, or 0.86% of gross loans held for investment, at June 30, 2001. The allowance for loan losses as a percentage of non-performing loans at the end of fiscal 2002 was 498.8%, as compared to 402.7% at the end of fiscal 2001.

In accordance with the current operating strategy, the fastest growing segments of the loan portfolio are commercial real estate and construction loans. These loans generally have greater risk than single-family mortgage loans. Management believes that the current provision for loan losses is prudent and based upon the loan portfolio composition, historic loss experience and current economic conditions.

Non-interest Income. Total non-interest income increased $2.4 million, or 17.1%, to $16.4 million in fiscal 2002 from $14.0 million in fiscal 2001. The increase in non-interest income was primarily attributable to an increase in gain on the sale of loans, along with increases in loan servicing and other fees, deposit account fees and other income. Total gain from sale of loans increased $2.1 million, or 26.3%, from $8.0 million in fiscal 2001 to $10.1 million in fiscal 2002, and was the result of higher loan origination volume, partially offset by a lower average loan sale margin. Total loans originated for sale increased $331.5 million, or 42.9%, from $772.1 million in fiscal 2001 to $1.10 billion in fiscal 2002. The average loan sale margin decreased 14 basis points to 0.90% during fiscal 2002 from 1.04% during fiscal 2001. The increase on the gain on sale of loans was primarily due to a strong refinance market as interest rates declined during fiscal 2002. Loan servicing and other fees increased from $2.1 million in fiscal 2001 to $2.2 million in fiscal 2002, resulting primarily from an increase in loan prepayment fees, which was partly offset by lower loan servicing fees. The decline in the loan servicing fees was a result of a lower volume of loans serviced for others, $136.1 million as of June 30, 2002 as compared to $203.8 million as of June 30, 2001. Deposit account fees increased $311,000, or 23.4%, to $1.6 million in fiscal 2002 from $1.3 million in fiscal 2001. The increase in deposit account fees was the direct result of the Bank's deposit strategy which emphasizes transaction account growth. Other non-interest income increased to $1.8 million in fiscal 2002 from $1.6 million in fiscal 2001, resulting primarily from higher gain on sales of investment securities.

Non-interest Expense. Total non-interest expense increased $1.7 million, or 6.8%, to $26.8 million in fiscal 2002 as compared to $25.1 million in fiscal 2001. This increase was attributable primarily to increases in compensation


expenses, occupancy, equipment and professional expenses, and was partially offset by lower marketing and other operating expenses. The increase in the non-interest expense was due primarily to the opening of the two new banking offices in Temecula and Corona, California, both of which were opened in August 2001.

Income Taxes. The provision for income taxes was $6.5 million for fiscal 2002, representing an effective tax rate of 41.6%, as compared to $6.4 million in 2001, representing an effective tax rate of 41.7%.

Comparison of Operating Results for the Years Ended June 30, 2001 and 2000

General. The Corporation had net earnings of $8.9 million, or $1.65 per diluted share, for the year ended June 30, 2001, as compared to $7.3 million, or $1.31 per diluted share, for the year ended June 30, 2000. The increase in operating earnings in fiscal 2001 was primarily attributable to an improvement in non-interest income, partially offset by a reduction in net interest income and slightly higher operating expenses.

Net Interest Income. Net interest income decreased $2.7 million, or 9.3%, from $29.0 million in fiscal 2000 to $26.3 million in fiscal 2001. This decrease resulted principally from a decrease in the net interest margin. The net interest margin declined from an average of 2.70% in fiscal 2000 to an average of 2.43% in fiscal 2001. The decline in the net interest margin was primarily attributable to an increase in short-term interest rates during fiscal 2001 where the increase in the costs of interest bearing liabilities was greater than that of the increase in income from earning assets.

Interest Income. Interest income increased $3.1 million, or 4.0%, from $77.7 million in fiscal 2000 to $80.8 million in fiscal 2001 as the average earning assets remained at approximately $1.1 billion during fiscal 2001 compared to fiscal 2000. The average yield on assets increased from 7.25% in fiscal 2000 to 7.44% in fiscal 2001. Average loan balances increased from $850.7 million during fiscal 2000 to $863.5 million during fiscal 2001 and the average yield increased from 7.52% to 7.71%, respectively. The average balance of investment securities decreased slightly from $203.1 million during fiscal 2000 to $201.5 million during fiscal 2001 while the average yield remained at 6.26%.

Interest Expense. Interest expense increased $5.8 million, or 11.8%, from $48.7 million in fiscal 2000 to $54.5 million in fiscal 2001. Average deposits increased from $689.4 million during fiscal 2000 to $706.6 million during fiscal 2001 and the average cost of deposits increased from 4.41% during fiscal 2000 to 4.88% during fiscal 2001. Average FHLB advances decreased from $314.5 million during fiscal 2000 to $304.6 million during fiscal 2001 and the average cost increased from 5.77% to 6.48%, respectively. During fiscal 2001, the Bank prepaid $20.0 million of FHLB advances with prepayment penalties of $63,000. Excluding the prepayment penalties, the average cost of FHLB advances in fiscal 2001 would have been approximately 6.46%.

Provision for Loan Losses. There were no loan loss provisions recorded in fiscal 2001 compared to $250,000 in fiscal 2000. The allowance for loan losses was $6.1 million, or 0.86% of gross loans held for investment, at June 30, 2001, as compared to $6.9 million, or 0.82% of gross loans held for investment, at June 30, 2000. The allowance for loan losses as a percentage of non-performing loans at the end of fiscal 2001 was 402.7%, as compared to 899.0% at the end of fiscal 2000.

Non-interest Income. Total non-interest income increased $5.2 million, or 58.7%, to $14.0 million in fiscal 2001 from $8.8 million in fiscal 2000. The increase in non-interest income was primarily attributable to an increase in gain on the sale of loans, along with an increase in other income, and was partially offset by a decrease in loan servicing and other fees. Total gain from sale of loans increased by $4.8 million, or 147.3%, from $3.2 million in fiscal 2000 to $8.0 million in fiscal 2001, and was the result of higher loan origination volume, a higher average loan sale margin and the SFAS No. 133 favorable adjustments of $437,000. Total loans originated for sale increased by $364.9 million, or 89.6%, from $407.2 million in fiscal 2000 to $772.1 million in fiscal 2001. The average loan sale margin increased 24 basis points to 1.04% during fiscal 2001 from 0.80% during fiscal 2000. The increase on the gain on sale of loans was primarily due to the strong refinance market beginning in January 2001 when interest rates began to decline. Other non-interest income increased by $231,000, or 16.3%, to $1.6 million in fiscal 2001 from $1.4 million in fiscal 2000, resulting primarily from higher gain on sales of investment securities. Total loan servicing and other fees declined from $2.7 million in fiscal 2000 to $2.1 million in fiscal 2001, resulting primarily from a decline in broker fees and loan servicing fees. The decline in broker fees was due to a lower volume of loans


brokered to other financial institutions. A total of $48.4 million of brokered loans was funded in fiscal 2001 as compared to $70.0 million in fiscal 2000. The decline in loan servicing fees was the result of a lower volume of loans serviced for others, $203.8 million as of June 30, 2001 as compared to $261.2 million as of June 30, 2000.

Non-interest Expense. Total non-interest expense increased slightly to $25.1 million in fiscal 2001 as compared to $25.0 million in fiscal 2000. The slight increase was attributable primarily to an increase in compensation expenses and was largely offset by a decline in equipment, premises and occupancy and other operating expenses. The decline in equipment expenses resulted primarily from higher costs in fiscal 2000 related to the "Year 2000 Projects", while the decline in premises and occupancy expenses resulted from the sale of a mortgage office and consolidations or closures of mortgage offices in Southern California and Nevada.

Income Taxes. The provision for income taxes was $6.4 million for fiscal 2001, representing an effective tax rate of 41.7%, as compared to $5.3 million in 2000, representing an effective tax rate of 42.3%.

Liquidity and Capital Resources

The Corporation's primary sources of funds are deposits, proceeds from the sale of loans originated for sale, proceeds from principal and interest payments on loans, proceeds from the maturity of investment securities and FHLB advances. While maturities and scheduled amortization of loans and investment securities are a predictable source of funds, deposit flows, mortgage prepayments and loan sales are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash to meet short-term liquidity needs. At June 30, 2002, cash totaled $27.7 million, or 2.8% of total assets. Depending on market conditions and the pricing of deposit products and FHLB advances, the Bank may continue to partly rely on FHLB advances for its liquidity needs.

Even though the OTS eliminated the minimum liquidity requirement for savings institutions in April 2001, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio for the quarter ended June 30, 2002 increased to 33.2% from 22.6% during the same period ending June 30, 2001. This increase was primarily due to the unexpected cash flow generated from the large volume of loan prepayments, which were reinvested in qualifying liquid instruments.

The primary investing activity of the Bank is the origination of multi-family, commercial real estate, construction, and commercial business loans. Most mortgage and consumer loans originated by PBM were sold including servicing rights. During the years ended June 30, 2002, 2001 and 2000, the Bank originated loans in the amounts of $1.35 billion, $833.4 million and $683.5 million, respectively. In addition, the Bank purchased loans from other financial institutions in fiscal 2002, 2001 and 2000 in the amounts of $38.6 million, $29.6 million and $6.6 million, respectively. Total loans sold by PBM in fiscal 2002, 2001 and 2000 were $1.17 billion, $678.4 million and $389.9 million, respectively. At June 30, 2002, the Bank had loan origination commitments totaling $56.7 million and undisbursed loans in process totaling $30.5 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Time deposits that are scheduled to mature in one year or less from June 30, 2002 were $247.1 million. Historically, the Bank has been able to retain a significant amount of its time deposits as they mature. Management of the Bank believes it has adequate resources to fund all loan commitments with deposits and FHLB advances, and that it can adjust deposit rates to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. Under OTS's current prompt corrective action provisions, the minimum ratio of 2% for Tangible Capital ratio is required to be deemed other than "critically undercapitalized," while a minimum of 5% for Tier 1 (Core) capital, 10% for Total Risk-Based Capital and 6% for Tier 1 Risk-Based Capital ratios are deemed "well capitalized." As of June 30, 2002, the Bank was well in excess of all regulatory capital requirements with Tangible Capital, Core Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 8.92%, 8.92%, 16.78% and 18.01%, respectively.


Impact of Inflation and Changing Prices

The Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of the Corporation's operations. Unlike most industrial companies, nearly all assets and liabilities of the Corporation are monetary. As a result, interest rates have a greater impact on the Corporation's performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction, or to the same extent, as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Aspects of Market Risk. The Bank does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative financial instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Bank's interest-earning assets and interest-bearing liabilities, see the tables under "Item 1. Business - Lending Activities - Maturity of Loan Portfolio, "Investment Activities" and "Deposit Activities and Other Sources of Funds - Time Deposits by Maturities" contained herein.

Qualitative Aspects of Market Risk. The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Bank has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to decrease the interest-rate sensitivity of the Bank's interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans. In addition, the Bank maintains an investment portfolio which is largely in U.S. government agency securities and U.S. government agency MBS with contractual maturities of up to 30 years. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and time deposits with terms up to five years. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein and the information provided below.

Asset and Liability Management. The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to the fluctuation of interest rates. The Corporation, through its ALCO, has sought to reduce the exposure of its earnings to changes in interest rates by managing the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to manage the interest-rate sensitivity of the Corporation's assets by retaining loans with interest rates subject to periodic market adjustments. In addition, the Bank maintains a liquid investment portfolio comprised of government agency securities and MBS. The Bank relies on retail deposits as its primary source of funding while utilizing FHLB advances as a secondary source of funding. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and time deposits with terms up to five years.

Using data from the Bank's quarterly report to the OTS, the Bank receives a report that measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. The interest rate analysis received from the OTS is similar to the Bank's own interest rate analysis model. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of at least 100, 200 and 300 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement.

The following table is provided by the OTS and sets forth as of June 30, 2002 the estimated changes in NPV based on the indicated interest rate environments. The Bank's balance sheet position as of June 30, 2002 is as follows: if interest rates increase, the NPV of the Bank is expected to decrease and future net interest income would decrease;


conversely, if interest rates decrease, the NPV of the Bank is expected to decrease but future net interest income would increase.
				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points (bp)	Portfolio	Change	Value	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)
(Dollars In Thousands)

+300 bp	$ 115,030	$ (22,805)	$1,001,409	11.49%	-159	bp
+200 bp	127,006	(10,829)	1,022,435	12.42%	-65	bp
+100 bp	134,768	(3,066)	1,040,556	12.95%	12	bp
0 bp	137,835	-	1,054,153	13.08%	0	bp
-100 bp	134,081	(3,754)	1,062,773	12.62%	-46	bp

(1)    Represents the decrease of the estimated NPV at the indicated change in interest rates compared to the NPV calculated at June 30,
         2002 ("base case").
(2)    Calculated as the estimated NPV divided by the portfolio value of total assets.
(3)    Calculated as the change in the NPV ratio from the base case at the indicated change in interest rates.

The following table provided by the OTS, is based on the calculations contained in the previous table, and sets forth the change in the NPV at a +200 bp. rate shock at June 30, 2002 and 2001.
Risk Measure: +200 bp Rate Shock	At June 30, 2002		At June 30, 2001

Pre-shock NPV Ratio	13.08%		11.71%
Post-shock NPV Ratio	12.42		10.33
Sensitivity Measure	65	bp	138	bp

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or repricing characteristics, they may react in different degrees to changes in interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from time deposits could likely deviate significantly from those assumed in calculating the table. It is also possible that, as a result of an interest rate increase, the increased mortgage payments required of ARM borrowers could result in an increase in delinquencies and defaults. Changes in interest rates could also affect the volume and profitability of the Corporation's mortgage banking operations. Accordingly, the data presented in the tables above should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Bank, nor does it represent amounts that would be available for distribution to stockholders in the event of the liquidation of the Corporation.

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

					Year Ended June 30,
		2002			2001			2000
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)

Interest-earning assets:
Loans receivable, net (1) (2)	$ 692,761	$ 51,247	7.40%	$ 863,479	$ 66,561	7.71%	$ 850,717	$ 64,004	7.52%
Investment securities	232,781	12,122	5.21%	201,479	12,603	6.26%	203,061	12,707	6.26%
FHLB stock (3)	15,006	779	5.19%	17,046	1,449	8.50%	17,129	939	5.48%
Interest-earning deposits	71,484	1,520	2.13%	3,703	184	4.97%	841	46	5.47%
Total interest-earning assets	1,012,032	65,668	6.49%	1,085,707	80,797	7.44%	$ 1,071,748	77,696	7.25%

Non-interest earning assets	50,114			54,322			47,322
Total assets	$ 1,062,146			$ 1,140,029			$ 1,119,070

Interest-bearing liabilities:
Checking and money market deposits	$ 172,293	2,410	1.40%	$ 152,906	3,710	2.43%	$ 150,097	3,973	2.65%
Savings deposits	135,621	3,170	2.34%	96,812	3,350	3.46%	85,204	2,392	2.81%
Time deposits	393,857	18,474	4.69%	456,881	27,435	6.00%	454,059	24,011	5.29%
Total deposits	701,771	24,054	3.43%	706,599	34,495	4.88%	689,360	30,376	4.41%

FHLB advances (4)	236,967	15,134	6.39%	304,631	19,749	6.48%	314,488	18,131	5.77%
Other borrowings (5)	-	-	-	2,916	212	7.27%	2,032	218	10.73%
Total borrowings	236,967	15,134	6.39%	307,547	19,961	6.49%	316,520	18,349	5. 80%

Total interest-bearing liabilities	938,738	39,188	4.17%	1,014,146	54,456	5.37%	1,005,880	48,725	4.84%

Non-interest-bearing liabilities	22,705			32,498			26,622
Total liabilities	961,443			1,046,644			1,032,502

Stockholders' equity	100,703			93,385			86,568
Total liabilities and stockholders'
equity	$ 1,062,146			$ 1,140,029			$ 1,119,070

Net interest income		$ 26,480			$ 26,341			$ 28,971

Interest rate spread (6)			2.32%			2.07%			2.41%
Net interest margin (7)			2.62%			2.43%			2.70%
Ratio of average interest-earning
assets to average interest-bearing
liabilities	107.81%			107.06%			106.55%

(1)    Includes loans available for sale, receivable on sale of loans and non-accrual loans.
(2)    Includes net deferred loan fee (costs) amortization of $247, ($366) and ($270) for the years ended June 30, 2002, 2001 and 2000, respectively.
(3)    Includes dividend accruals of $246,000 in fiscal 2001, which in prior years were not recognized until received.
(4)    Includes interest prepayment penalty of $365 and $63 for the years ended June 30, 2002 and 2001, respectively.
(5)    Includes nine months of Supplemental Employee Retirement Program accruals in fiscal 2000, totaling $51.
(6)    Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(7)    Represents net income before provision for loan losses as a percentage of average interest-earning assets.


Yields Earned and Rates Paid. The following table sets forth (on a consolidated basis), for the periods and at the dates indicated, the weighted average yields earned on the Bank's assets and the weighted average interest rates paid on the Bank's liabilities, together with the net yield on interest-earning assets.

	Quarter
	Ended
	June 30,	Year Ended June 30,
	2002	2002	2001	2000

Weighted average yield on:

Loans receivable (1)	7.22%	7.40%	7.71%	7.52%

Investment securities	4.56%	5.21%	6.26%	6.26%

FHLB stock (2)	5.94%	5.19%	8.50%	5.48%

Interest-earning deposits	1.75%	2.13%	4.97%	5.47%

All interest-earning assets	6.15%	6.49%	7.44%	7.25%

Weighted average rate paid on:

Checking and money market deposits	1.02%	1.40%	2.43%	2.65%

Savings deposits	2.19%	2.34%	3.46%	2.81%

Time deposits	4.04%	4.69%	6.00%	5.29%

FHLB advances	6.72%	6.39%	6.48%	5.77%

Other borrowings	-	-	7.27%	10.73%

All interest-bearing liabilities	3.75%	4.17%	5.37%	4.84%

Interest rate spread (3)	2.40%	2.32%	2.07%	2.41%

Net interest margin (4)	2.70%	2.62%	2.43%	2.70%

(1) Includes loans available for sale.
(2) Includes the accrual of the quarterly FHLB dividend, which began in the second quarter of fiscal 2001.
(3) Spread between weighted average rates on all interest-earning assets and all interest-bearing liabilities.
(4) Net interest income as a percentage of average interest-earning assets.


Rate/Volume Table. The following table sets forth the effects of changing rates and volumes on interest income and expense of the Bank. Information is provided with respect to (i) effects attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes that cannot be allocated between rate and volume.
	Year Ended June 30, 2002 Compared to Year Ended June 30, 2001 Increase (Decrease) Due to				Year Ended June 30, 2001 Compared to Year Ended June 30, 2000 Increase (Decrease) Due to

	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
(In Thousands)

Interest income:
Loans receivable (1)	$(2,681)	$ (13,160)	$ 527	$ (15,314)	$ 1,573	$ 960	$ 24	$ 2,557
Investment securities	(2,112)	1,958	(327)	(481)	(5)	(99)	-	(104)
FHLB stock	(565)	(173)	68	(670)	518	(5)	(3)	510
Interest-bearing deposits	(108)	3,368	(1,924)	1,336	(5)	157	(14)	138
Total net change in income
on interest-earning assets	(5,466)	(8,007)	(1,656)	(15,129)	2,081	1,013	7	3,101

Interest-bearing liabilities :
Checking and money market
deposits	(1,571)	470	(199)	(1,300)	(331)	74	(6)	(263)
Savings deposits	(1,088)	1,343	(435)	(180)	556	326	76	958
Time deposits	(6,006)	(3,784)	829	(8,961)	3,255	149	20	3,424
FHLB advances	(291)	(4,387)	63	(4,615)	776	760	82	1,618
Other borrowings	(212)	(212)	212	(212)	(70)	95	(31)	(6)
Total net change in expense on
interest bearing liabilities	(9,168)	(6,570)	470	(15,268)	4,186	1,404	141	5,731

Net change in net
interest income	$3,702	$ (1,437)	$ (2,126)	$ 139	$ (2,105)	$ (391)	$ (134)	$(2,630)

(1)    Includes loans available for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

Impact of New Accounting Pronouncements.

SFAS No. 141:
SFAS No. 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; the use of the pooling-of-interest method is no longer allowed. The adoption of this statement had no material impact on the Corporation's financial position, results of operations or cash flows.

SFAS No. 142:
SFAS No. 142, "Goodwill and Other Intangible Assets," requires that, once adopted, amortization of goodwill will cease and as an alternative, requiring the carrying value of goodwill to be evaluated for impairment on at least an annual basis. Intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.

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


SFAS No. 144:
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.

SFAS No. 146
In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entities commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Corporation will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

Subsequent Events:

Staff reorganization. On July 12, 2002, the Corporation reorganized its staffing levels by reducing its workforce approximately 10%, or by approximately 34 full-time equivalents. The estimated total savings will be approximately $1.2 million annually and the total severance costs were $89,000. The staff reorganization was based on the Corporation's recent benchmarking study on productivity.

Cash dividends. On July 24, 2002, the Corporation's Board of Directors declared a quarterly cash dividend of $0.05 per share on the Corporation's outstanding shares of common stock. The total shares outstanding as of the August 7, 2002 record date were 5,425,757; and the total cash dividend of $271,000 was paid on August 30, 2002.

Purchase of deposits. On August 28, 2002, the Corporation announced the signing of a Deposit Purchase and Assumption Agreement ("Agreement") between the Bank and Valley Bank of Moreno Valley, California. The Agreement calls for the deposits of Valley Bank's Sun City, California branch to be transferred to the Bank's branch located in Sun City. At July 31, 2002, total deposits subject to the Agreement were approximately $9.3 million. The Valley Bank branch in Sun City will subsequently close. The transaction, which requires the approval of the Office of Thrift Supervision, the California State Department of Financial Institutions, the Federal Deposit Insurance Corporation and the shareholders of Valley Bank, is expected to be completed by the end of the calendar year.

Item 8. Financial Statements and Supplementary Data

For Consolidated Financial Statements and Notes to Consolidated Financial Statements, refer to the index on page 70.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III

Item 10. Directors and Executive Officers of the Registrant

The Corporation's Board of Directors consists of seven members. The Board of Directors is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year. The executive officers of the Corporation and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. The following tables set forth information with respect to the Directors and executive officers of the Corporation and the Bank.

Directors of the Corporation and the Bank
		Year First	Current
		Elected	Term
Name	Age (1)	Director (2)	Expires

Craig G. Blunden	54	1975	2002
Roy H. Taylor	51	1990	2002
Robert G. Schrader	63	1995	2003
William E. Thomas	53	1997	2003
Joseph P. Barr	56	2001	2004
Bruce W. Bennett	53	1993	2004
Debbi H. Guthrie	51	1994	2004
_____________
(1)    As of June 30, 2002.
(2)    Includes prior service on the Board of Directors of the Bank.

Executive Officers of the Corporation and the Bank
		Position
Name	Age (1)	Corporation	Bank

Craig G. Blunden	54	Chairman, President, and	Chairman, President, and
		Chief Executive Officer	Chief Executive Officer

Robert G. Schrader	63	Secretary and Director	Executive Vice President,
			Chief Operating Officer,
			Secretary and Director

Donavon P. Ternes	42	Chief Financial Officer	Senior Vice President
			Chief Financial Officer

Donald L. Blanchard	52	N/A	Senior Vice President
			Retail Banking

Lilian Brunner	47	N/A	Senior Vice President
			Chief Information Officer

Richard L. Gale	51	N/A	Senior Vice President
			Provident Bank Mortgage

(1) As of June 30, 2002.


Biographical Information

Set forth below is certain information regarding the Directors and Executive Officers of the Corporation and the Bank. There are no family relationships among or between the directors or executive officers.

Craig G. Blunden has been associated with the Bank since 1974 and has held his current positions at the Bank since 1991 and as President and Chief Executive Officer of the Corporation since its formation in 1996. Mr. Blunden also serves on the Board of Directors of the Federal Home Loan Bank of San Francisco and the Greater Riverside Chambers of Commerce.

Roy H. Taylor is the President of Talbot Agency, Inc., an insurance brokerage firm, with which he has been associated since 1972. Mr. Taylor currently serves as Chairman of the Personnel/Compensation Committee.

Robert G. Schrader has been associated with the Bank since 1963 and has served as Executive Vice President of the Bank since January 1995. From 1990 through 1994, Mr. Schrader served as Senior Vice President of the Bank. Mr. Schrader has held his current position with the Corporation since its formation in 1996.

William E. Thomas, a principal of William E. Thomas, Inc., a Professional Law Corporation, is general counsel to a diversified group of medical groups and medical management companies in Southern California. Previously, Mr. Thomas was the founding and managing partner of a private law firm in Riverside, California. He currently serves on the Corporation's Personnel/Compensation Committee.

Joseph P. Barr is a Certified Public Accountant in California and Ohio and has been in public accounting for more than 30 years. He is currently a principal with Swenson Accountancy Corp., a regional assurances and business services firm, with which he has been associated since 1996. Mr. Barr serves as Chairman of the Audit Committee.

Bruce W. Bennett is the President and owner of Community Care and Rehabilitation Center, a skilled nursing facility, with which he has been associated since 1973. He also serves as Chairman of Community Health Corporation and Riverside Community Hospital. Mr. Bennett currently serves on the Corporation's Audit Committee.

Debbi H. Guthrie is the President and owner of Roy O. Huffman Roof Company, with which she has been affiliated since 1971. Ms. Guthrie currently serves on the Corporation's Audit Committee.

Donavon P. Ternes joined the Bank as Senior Vice President and Chief Financial Officer on November 1, 2000. Prior to joining the Bank, Mr. Ternes was the President, Chief Executive Officer, Chief Financial Officer and Director of Mission Savings and Loan Association in Riverside, California for over 11 years.

Donald L. Blanchard, who joined the Bank in 1989, has held his current position with the Bank since 1989.

Lilian Brunner, who joined the Bank in 1993, was general auditor prior to being promoted to Chief Information Officer in 1997.

Richard L. Gale, who joined the Bank in 1988, has served as President of the Provident Bank Mortgage division since 1989. Mr. Gale has held his current position with the Bank since 1993.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act") requires the Corporation's executive officers and directors, and persons who own more than 10% of any registered class of the Corporation's equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms it has received and written representations provided to the Corporation by the above referenced persons, the Corporation believes that, during the fiscal year ended June 30,


2002, all filing requirements applicable to its reporting officers, directors and greater than 10% shareholders were properly and timely complied with.

Item 11. Executive Compensation

Directors' Compensation

Non-employee Directors of the Bank currently receive a monthly retainer of $1,750 and also receive a fee of $300 for each committee meeting attended. The committee chairman receives a fee of $400. In addition, Directors are covered under the Bank's policies for medical, dental and vision care. Dependent coverage is available at the Directors' own expense. Following retirement from the Board of Directors, Directors continue to receive such coverage. No separate fees are paid for service on the Board of Directors of the Corporation.

During the fiscal year ended June 30, 1997, non-employee Directors Bennett, Guthrie, and Taylor each received options to acquire 30,750 shares of the Corporation's common stock under the Corporation's 1996 Stock Option Plan. During the fiscal year ended June 30, 1998, Mr. Thomas, who was elected to the Board at the 1997 Annual Meeting, received options to acquire 30,750 shares of the Corporation's common stock. Mr. Barr, who was elected to the Board at the 2001 Annual Meeting, received options to acquire 30,750 shares of the Corporation's common stock during the fiscal year ended June 30, 2002.

During the fiscal year ended June 30, 1998, non-employee Directors Bennett, Guthrie, Taylor and Thomas were each awarded 11,685 shares of restricted common stock under the Corporation's 1996 Management Recognition Plan. During the fiscal year ended June 30, 2002, Mr. Barr, who was elected to the Board at the 2001 Annual Meeting, was awarded 2,337 shares of restricted common stock. The restricted stock awards vest ratably over a five-year period.

Executive Compensation

For executive compensation reporting purposes, SEC regulations define the term "named executive officers" to include all individuals serving as chief executive officer during the next recently completed year, regardless of compensation level, and the four most highly compensated executive officers, other than the chief executive officer, whose total annual salary and bonus for the last completed fiscal year exceeded $100,000. Messrs. Blunden, Schrader, Gale, Blanchard, Ternes and Ms. Brunner were the Corporation's "named executive officers" for the fiscal year ended June 30, 2002.


Summary Compensation Table. The following table shows the compensation paid during the last three fiscal years to the Corporation's Chief Executive Officer and five highest paid executive officers who received salary and bonus in excess of $100,000 during the fiscal year ended June 30, 2002.
					Long-Term Compensation
					Awards
		Annual Compensation			Restricted	Securities
				Other Annual	Stock	Underlying	All Other
Name and Position	Year	Salary($)	Bonus($)	Compensation($)(1)	Award($)(2)	Options(#)	Compensation($)(3)

Craig G. Blunden	2002	$ 276,596	$ 81,967	-	-	-	$ 35,987
President and	2001	263,425	98,299	-	-	-	34,170
Chief Executive Officer	2000	249,500	82,584	-	-	-	31,166

Robert G. Schrader	2002	$ 142,770	$ 28,625	-	-	-	$ 17,602
Executive Vice President	2001	137,265	34,655	-	-	-	16,641
Chief Operating Officer	2000	132,075	29,757	-	-	-	12,245

Richard L. Gale	2002	$99,996	$ 585,000	-	-	-	$ 22,348
Senior Vice President	2001	99,996	292,500	-	-	-	11,263
Mortgage Banking	2000	99,996	--	-	-	-	11,887

Donald L. Blanchard	2002	$ 107,565	$ 21,566	-	-	-	$ 15,687
Senior Vice President	2001	103,575	20,930	-	-	-	14,633
Retail Banking	2000	99,630	20,197	-	-	-	11,681

Donavon P. Ternes (4)	2002	$ 129,377	$ 28,125	-	-	-	$ 10,519
Senior Vice President	2001	83,333	21,252	-	$ 298,000	45,000	4,781
Chief Financial Officer	2000	-	-	-	-	-	-

Lilian Brunner	2002	$ 107,550	$ 21,566	-	-	-	$ 16,632
Senior Vice President	2001	101,625	25,499	-	-	-	15,738
Chief Information Officer	2000	96,100	21,567	-	-	-	10,704

________________
(1)	Does not include perquisites which did not exceed the lesser of $50,000 or 10% of salary and bonus.
(2)

Represents the total value of the award of restricted common stock on October 20, 1997 in the following amounts: Mr. Blunden, 76,875 shares; Mr. Schrader, 49,200 shares; Mr. Blanchard, 24,600 shares; Mr. Gale, 24,600 shares and Ms. Brunner, 24,600 shares. Represents the total value of the award of restricted common stock on November 1, 2000 to Mr. Ternes in the amount of 24,000 shares. All such awards vest ratably over a five-year period. At June 30, 2002, the value of the unvested restricted stock awards were: Mr. Blunden, $344,400; Mr. Schrader, $220,416; Mr. Ternes, $430,080; Mr. Gale, $110,208; Mr. Blanchard, $110,208; and Ms. Brunner, $110,208. Dividends, if any, paid on the restricted common stock are accrued and held in arrears until the restricted common stock becomes vested.

(3)

Amounts for 2002 reflect: for Mr. Blunden, supplemental life insurance of $15,069, employer contribution to 401(k) Plan of $5,452 and employer contribution to ESOP of $12,748; for Mr. Schrader, employer contribution to 401(k) Plan of $3,070 and employer contribution to ESOP of $12,748; for Mr. Ternes, employer contribution to 401(k) Plan of $4,51 for Mr. Gale, employer contribution to 401(k) Plan of $6,000 and employer contribution to ESOP of $12,748; for Mr. Blanchard, employer contribution to 401(k) Plan of $3,226 and employer contribution to ESOP of $9,483; and for Ms. Brunner, employer contribution to 401(k) Plan of $3,255 and employer contribution to ESOP of $9,776.

(4)	Mr. Ternes was appointed to his position effective November 1, 2000.

Option Grants in Last Fiscal Year. No options were granted to the Chief Executive Officer and the named executive officers during the fiscal year ended June 30, 2002.


Option Exercise/Value Table. The following information with respect to options exercised during the fiscal year ended June 30, 2002, and remaining unexercised at the end of the fiscal year, is presented for the Chief Executive Officer and the named executive officers.
	Shares		Number of Securities		Value of Unexercised
	Acquired		Underlying Unexercised		In-the-Money Options
	on	Value	Options		at Fiscal Year End ($)(1)
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Craig G. Blunden	-	-	153,750	-	$ 1,880,824	-
Robert G. Schrader	18,000	$ 133,500	74,250	-	908,300	-
Richard L. Gale	-	-	30,000	-	366,990	-
Donald L. Blanchard	-	-	45,000	-	550,485	-
Donavon P. Ternes	-	-	9,000	36,000	89,847	$ 359,388
Lilian Bruner	-	-	25,500	4,500	247,862	39,029

_________________
(1)

Value of unexercised in-the-money options equals market value of shares covered by in-the-money options on June 30, 2002 less the option exercise price. Options are in-the-money if the market value of the shares covered by the options is greater than the option exercise price.

Employment Agreements. The Bank has entered into an employment agreement with Mr. Blunden. The agreement has a term of three years and may be renewed by the Board for an additional year each year unless Mr. Blunden has attained age 62 or the Board or Mr. Blunden have given advance notice of their intention not to extend the term of the agreement. The agreement further provides for a base salary which may not be reduced except as part of a general salary reduction policy for senior executives of the Bank and, at any time, below the initial base salary of the agreement. Mr. Blunden's base salary is subject to annual review by the Board. Mr. Blunden's current base salary under the agreement is $283,343. In the event of a "change of control" of the Bank (as defined below), Mr. Blunden's base salary is fixed as the sum of his then current base salary and any bonuses paid during the 12-month period preceding the change in control. Under the agreement, Mr. Blunden is eligible to participate in all fringe benefit programs available to employees of the Bank as well as any program made available to senior executives of the Bank, including the use of an employer-provided automobile. The agreement also provides for the reimbursement of expenses incurred by Mr. Blunden in the course of his employment.

In the event of Mr. Blunden's termination without cause by the Bank, the agreement provides for (i) a lump sum payment equal to the discounted present value of the aggregate future base salary payments Mr. Blunden would have received over the then remaining term of the agreement and (ii) the continuation of life and medical insurance at the Bank's expense for Mr. Blunden and his dependents. If Mr. Blunden's employment terminates by reason of his death or disability, the Bank is also obligated to continue life and medical insurance benefits for Mr. Blunden and his dependents, as applicable.

In the event of Mr. Blunden's termination without cause following a change in control of the Bank, Mr. Blunden is entitled to an additional payment equal to three times the sum of his base salary and bonuses during the 12 months preceding his termination of employment reduced by the value of any other payments made by the Bank by reason of Mr. Blunden's termination without cause. In the event that a change of control of the Bank had occurred on June 30, 2002, based solely on the cash compensation paid to Mr. Blunden during 2002 and excluding the value of any other employee benefits which may be payable, Mr. Blunden would have received a payment of approximately $1,075,689. For purposes of the agreement, "change in control" is defined to mean (i) a change in control of the Bank as determined under applicable regulations of the Office of Thrift Supervision and (ii) a change in the composition of the Board following a merger, consolidation or other business combination involving the Bank such that a majority of the directors of the resulting entity consists of persons who were not directors immediately prior to such transaction.

Post-Retirement Compensation Agreement. The Bank has entered into a separate post-retirement compensation agreement with Mr. Blunden. The agreement provides that if Mr. Blunden terminates employment with the Bank after attaining age 60, the Bank will provide Mr. Blunden with a monthly benefit for life equal to 50% of his final average monthly salary. For purposes of the agreement, "final average monthly salary" is defined as the average of


Mr. Blunden's highest paid 36 consecutive months of employment with the Bank determined by reference to the gross amount of Mr. Blunden's monthly salary excluding bonus and incentive awards, director's fees and accelerated payments of future salary. Assuming that Mr. Blunden's 2002, 2001 and 2000 average monthly salary was equivalent to his "final average monthly salary," the normal monthly benefit payable under the agreement would be approximately $10,966. Under the agreement, Mr. Blunden may elect to receive the actuarially determined lump sum equivalent of the normal monthly benefit or a joint-and-survivor benefit. Mr. Blunden may also elect to receive an early retirement benefit under the agreement which is reduced proportionately to reflect the number of months then remaining to Mr. Blunden's 60th birthday. However, in the event of Mr. Blunden's termination of employment prior to age 60 by reason of his death or disability, the agreement provides for payment of the normal monthly benefit to Mr. Blunden or his beneficiary. At June 30, 2002, the accrued liability of the Bank with respect to its obligations under the agreement was $1,026,794.

Severance Agreements. The Corporation and the Bank have entered into severance agreements with Messrs. Schrader, Blanchard, Gale, and Ternes and Ms. Brunner. The agreements have a term of one year, which may be extended for an additional year on the anniversary of the effective date of the agreement by the Board of Directors. The agreements provide that in the event of an involuntary termination of the officer following a change in control of the Corporation or the Bank, they will be entitled to receive two times their then current base salary. A severance payment also will be provided on a similar basis in connection with a voluntary termination of employment where, subsequent to a change in control, the officer is assigned duties inconsistent with their positions, duties, responsibilities and status immediately prior to such change in control. The Bank or its successor would also be obligated to continue the officer's other employee benefits for a one-year period following termination of employment.

The term "change in control" is defined in the agreements as having occurred when, among other things, (a) a person other than the Corporation purchases shares of the Corporation's common stock pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation representing 25% or more of the combined voting power of the Corporation's then outstanding securities, (c) the membership of the Board of Directors changes as the result of a contested election, or (d) shareholders of the Corporation approve a merger, consolidation, sale or disposition of all or substantially all of the Corporation's assets, or a plan of partial or complete liquidation. If a change in control of the Corporation of the Bank occurred during the fiscal year ending June 30, 2002, based solely on the officer's current salary level and excluding the value of any other employee benefits which may be payable, the officers would receive payment as follows: Mr. Schrader, $294,000; Mr. Ternes, $265,000; Mr. Gale, $199,992; Mr. Blanchard, $221,520; and Ms. Brunner, $221,400.

Audit Committee Matters

Audit Committee Charter. The Audit Committee operates pursuant to a Charter approved by the Corporation's Board of Directors. The Audit Committee reports to the Board of Directors and is responsible for overseeing and monitoring financial accounting and reporting, the system of internal controls established by management and the audit process of the Corporation. The Audit Committee Charter sets out the responsibilities, authority and specific duties of the Audit Committee. The Charter specifies, among other things, the structure and membership requirements of the Audit Committee, as well as the relationship of the Audit Committee to the independent accountants, the internal audit department, and management of the Corporation.

Report of the Audit Committee. The Audit Committee reports as follows with respect to the Corporation's audited financial statements for the year ended June 30, 2002:

  The Audit Committee has completed its initial review and discussion of the Corporation's 2002 audited financial statements with management;

  The Audit Committee has discussed with the independent auditor (Deloitte & Touche LLP) the matters required to be discussed by Statement on Auditing Standards ("SAS") No. 61, Communication with Audit Committees, as amended by SAS No. 90, Audit Committee Communications, including matters related to the conduct of the audit of the Corporation's financial statements;


  The Audit Committee has received written disclosures, as required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committee, indicating all relationships, if any, between the independent auditor and its related entities and the Corporation and its related entities which, in the auditors' professional judgment, reasonably may be thought to bear on the auditors' independence, and the letter from the independent auditors confirming that, in its professional judgment, it is independent from the Corporation and its related entities, and has discussed with the auditors the auditors' independence from the Corporation; and

  The Audit Committee has, based on its initial review and discussions with management of the Corporation's 2002 audited financial statements and discussions with the independent auditors, recommended to the Board of Directors that the Corporation's audited financial statements for the year ended June 30, 2002 be included in this Annual Report on Form 10-K.

             Audit Committee:    Bruce W. Bennett, Chairman
                                                Joseph P. Barr
                                                Debbi H. Guthrie

Independence and Other Matters. Each member of the Audit Committee is "independent," as defined, in the case of the Corporation, under The Nasdaq Stock Market Rules. The Audit Committee members do not have any relationship to the Corporation that may interfere with the exercise of their independence from management and the Corporation. None of the Audit Committee members are current officers or employees of the Corporation or its affiliates.

Compensation Committee Matters

Notwithstanding anything to the contrary set forth in any of the Corporation's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this Form 10-K, in whole or in part, the following Report of the Compensation Committee and Performance Graph shall not be incorporated by reference into any such filings.

Report of the Personnel/Compensation Committee. Under rules established by the SEC, the Corporation is required to provide certain data and information in regard to the compensation and benefits provided to the Corporation's Chief Executive Officer and other executive officers of the Corporation and the Bank. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to the fundamental executive compensation decisions affecting those individuals. Insofar as no separate compensation is currently payable by the Corporation, the Personnel/ Compensation Committee of the Bank (the "Committee"), at the direction of the Board of Directors of the Corporation, has prepared the following report for inclusion in this Form 10-K.

General. The Personnel/Compensation Committee of the Board of Directors is responsible for establishing and implementing all compensation policies of the Bank and its subsidiaries. The Committee is also responsible for evaluating the performance of the Chief Executive Officer of the Bank and approving an appropriate compensation level. The Chief Executive Officer evaluates the performance of the Executive Vice President and certain Senior Vice Presidents of the Bank and recommends to the Committee individual compensation levels for approval by the Committee.

Compensation Policies. The Committee believes that a compensation plan for executive officers should take into account management skills, long-term performance results and shareholder returns. The principal underlying compensation policies are: (1) to attract and retain key executives who are highly qualified and are vital to the long-term success of the Bank and its subsidiaries; (2) to provide levels of compensation competitive with those offered throughout the banking industry; (3) to motivate executives to enhance long-term shareholder value by helping them build their own ownership in the Corporation; and (4) to integrate the compensation program with the Bank's long-term strategic planning and management process.

Base Salary. The Bank's current compensation plan involves a combination of salary and bonuses to reward short-term performance, and has included, and, in the future, may include grants of stock options to encourage long-term


performance. The salary levels of executive officers are designed to be competitive within the banking and financial services industries. Individual annual performance is reviewed to determine appropriate salary adjustments.

Annual Incentive Plan. The Annual Incentive Plan is based on annual performance of the Bank compared to budget and individual performance assessments. The Plan is designed to provide for baseline bonuses up to 30% of salary for the Chief Executive Officer, up to 20% of salary for Senior Officers, up to 12% of salary for certain managers, and up to 8% of salary for certain department managers. Actual bonuses may exceed the baseline if the Bank performs better than the budget and/or the individual employee performs better than the baseline performance requirement.

Long Term Incentive Compensation. The Stock Option Plan is designed to attract and retain qualified personnel and nonemployee directors, to provide such officers, key employees and nonemployee directors with a proprietary interest in the Corporation as an incentive to contribute to the success of the Corporation and the Bank and to reward officers and key employees for outstanding performance. Stock options have been granted to key employees of the Corporation and its subsidiaries, including the Bank. The Stock Option Plan is administered and interpreted by a committee of the Board of Directors. Under the Stock Option Plan, such committee determines which officers and key employees will be granted options, the number of shares subject to each option, and the exercisability of such options. The per share exercise price of an option will equal at least 100% of the fair market value of a share of common stock on the date the option is granted.

Compensation of the Chief Executive Officer. During the fiscal year ended June 30, 2002, the base salary of Craig G. Blunden, President and Chief Executive Officer of the Bank, was $276,596 along with an incentive bonus of $81,967. The Committee believes Mr. Blunden's current compensation is appropriate based on competitive salary surveys and the performance of the Bank.

The Committee also recommends to the Board of Directors the amount of fees paid for service on the Board. The Committee did not recommend a change in Board fees during the fiscal year ended June 30, 2002.

Personnel/Compensation Committee:     Roy H. Taylor, Chairman
                                                                      William E. Thomas

Compensation Committee Interlocks and Insider Participation. No executive officer of the Corporation has served as a member of the compensation committee of another entity, one of whose executive officers served on the Compensation Committee. No executive officer of the Corporation has served as a director of another entity, one of whose executive officers served on the Compensation Committee. No executive officer of the Corporation has served as a member of the compensation committee of another entity, one of whose executive officers served as a director of the Corporation.


Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation's common stock with the cumulative total return on the Nasdaq (U.S. Stock) Index and a peer group of the Nasdaq Bank Index. Total return assumes the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN *

* Assumes that the value of the investment in the Corporation's common stock and each index was $100 on June 28, 1996, the date on which the Corporation's common stock began trading on the Nasdaq Stock Market, and that all dividends were reinvested.


Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Corporation's equity compensation plans as of June 30, 2002.
			(c)
			Number of securities
	(a)	(b)	remaining available
	Number of securities	Weighted average	for future issuance
	to be issued upon	exercise price	under equity
	exercise or vesting of	of outstanding	compensation plans
	Outstanding options	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans
approved by security holders:
Option plan	649,500	$11.47	94,533
Restricted stock plan	77,590	N/A	12,558
Total	727,090		107,091

Security Ownership of Certain Beneficial Owners and Management

    (a)    Security Ownership of Certain Beneficial Owners.
    (b)    Security Ownership of Management.

Persons and groups who beneficially own in excess of 5% of the Corporation's common stock are required to file with the SEC, and provide a copy to the Corporation, certain reports disclosing such ownership pursuant to the Exchange Act. Based on such reports, the following table sets forth, as of the close of business on September 6, 2002, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of common stock. The number of shares have been adjusted to reflect the 3-for-2 stock split in the form of a 50% stock dividend, record date of June 25, 2002. Management knows of no persons other than those set forth below who beneficially owned more than 5% of the outstanding shares of common stock at September 6, 2002. The total outstanding shares at September 6, 2002 were 5,412,057.


The table also sets forth, as of the close of business on September 6, 2002, information as to the shares of common stock beneficially owned by (a) each current director of the Corporation, and (b) each of the named executive officers, as set forth in the Summary Compensation Table contained in Item 11 hereof, and all executive officers and directors of the Corporation as a group.
	Number of Shares	Percent of Shares
Name	Beneficially Owned (1)	Outstanding

Beneficial Owners of More Than 5%

Provident Savings Bank, F.S.B.	579,411	10.71%
Employee Stock Ownership Plan Trust

Brandes Investment Partners, L.P.	273,541 (2)	5.05%
12750 High Bluff Drive
San Diego, California 92130

Thomson Horstmann & Bryant, Inc.	519,750 (3)	9.60%
Park 80 West, Plaza One
Saddle Brook, New Jersey 07663

Jeffrey L. Gendell	555,450 (4)	10.26%
Tontine Partners, L.P.
Tontine Management L.L.C.
Tontine Financial Partners L.P.
Tontine Overseas Associates, L.L.C.
200 Park Avenue, Suite 3900
New York, New York 10166

First Financial Fund, Inc.	475,950 (5)	8.79%
Gateway Center Three
1100 Mulberry Street, 9th Floor
Newark, New Jersey 07102

Wellington Management Company L.L.P.	580,800 (6)	10.73%
75 State Street
Boston, Massachusetts 02109

JAM Partners, L.P.(7)(9)	402,150 (9)	7.43%
One Fifth Avenue
New York, New York 1003
Endicott Partners, L.P.(8)(9)
237 Park Avenue, Suite 801
New York, NY 10017
Gene F. Gaines (9)
1018 Second Street, Unit 1
Santa Monica, California 90403


(Continued)	Number of Shares	Percent of Shares
Name	Beneficially Owned (1)	Outstanding

Beneficial Owners of More Than 5%

Directors

Joseph P. Barr	7,125	*
Bruce W. Bennett	43,894 (10)	*
Debbi H. Guthrie	45,262 (11)	*
Roy H. Taylor	58,849	1.09%
William E. Thomas	32,523	*

Named Executive Officers

Craig G. Blunden**	343,184 (12)(13)	6.34%
Robert G. Schrader**	231,431 (13)	4.28%
Richard L. Gale	57,472	1.06%
Donald L. Blanchard	60,531	1.12%
Donavon P. Ternes	21,099	*
Lilian Brunner	37,334	*

All Executive Officers and	848,556	15.68%
Directors as a Group (11 persons)

______________
*	Less than one percent of shares outstanding.
**	Mr. Blunden and Mr. Schrader are also directors of the Corporation.
(1)

In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if he or she has voting or investment power with respect to such security. The table includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power. Shares held in accounts under the Bank's ESOP which the holders have voting power but not investment power, are included as follows: Mr. Blunden, 5,558 shares; Mr. Schrader, 4,842 shares; Mr. Gale, 4,285 shares; Mr. Blanchard, 3,605 shares; Ms. Brunner, 3,185 shares; all executive officers and directors as a group, 21,475 shares. The amounts shown also include the following number of shares which the indicated individuals have the right to acquire within 60 days of the close of business on September 6, 2002 through the exercise of stock options granted pursuant to the Corporation's 1996 Stock Option Plan: Mr. Bennett, 30,750 shares; Ms. Guthrie, 30,750 shares; Mr. Taylor, 30,750 shares; Mr. Thomas, 24,600 shares; Mr. Barr, 6,150 shares; Mr. Blunden, 153,750 shares; Mr. Schrader, 74,250 shares; Mr. Gale, 30,000 shares; Mr. Blanchard, 45,000 shares; Ms. Brunner, 25,500 shares; Mr. Ternes, 18,000; all executive officers and directors as a group, 469,500 shares.

(2)

Information concerning the shares owned by Brandes Investment Partners, L.P. as of December 31, 2001 was obtained from an amended Schedule 13G. According to this filing, Brandes Investment Partners, L.P., an investment advisor registered under the Investment Advisers Act of 1940, has shared voting power with respect to 134,203 shares and shared dispositive power with respect to 273,541 shares.

(3)

Information concerning the shares owned by Thomson Horstmann & Bryant, Inc. as of December 31, 2001 was obtained from an amended Schedule 13G. According to this filing, Thomson Horstmann & Bryant, Inc., an investment advisor registered under the Investment Advisers Act of 1940, has sole voting power with respect to 241,350 shares and sole dispositive power with respect to 519,750 shares.


(4)

Information concerning the shares owned by Tontine Management L.L.C., Tontine Partners, L.P., Tontine Overseas Associates, L.L.C., and Tontine Financial Partners L.P. as of December 31, 2001 was obtained from an amended Schedule 13G. According to this filing, Jeffrey L. Gendell, an investment advisor registered under the Investment Advisers Act of 1940, has shared voting and dispositive power with respect to these shares.

(5)

Information concerning the shares owned by First Financial Fund, Inc. as of December 31, 2001 was obtained from an amended Schedule 13G. According to this filing, First Financial Fund, Inc., an investment company registered under the Investment Company Act of 1940, has sole voting power and shared dispositive power with respect to these shares.

(6)

Information concerning the shares owned by Wellington Management Company, L.L.P. as of December 31, 2001 was obtained from an amended Schedule 13G. According to this filing, Wellington Management Company, L.L.P., an investment company registered under the Investment Company Act of 1940, has shared voting power with respect to 55,650 shares and shared dispositive power with respect to 580,800 shares.

(7)	Consists of JAM Partners, L.P., JAM Special Opportunities Fund, L.P., JAM Managers, L.L.C., and Sy Jacobs (the "JAM Parties").
(8)

Consists of Endicott Partners, L.P., Endicott Partners II, L.P., Endicott Offshore Investors, Ltd., W.R. Endicott, L.L.C., Endicott Management Co., Wayne K. Goldstein and Robert I. Usdan (the "Endicott Parties").

(9)

Information concerning the shares owned by the JAM Parties, the Endicott Parties and Gene F. Gaines as of May 29, 2002 was obtained from a Schedule 13D. According to this filing, the JAM Parties have voting and dispositive power with respect to 165,000 shares (JAM Managers, L.L.C. has voting and dispositive power over 155,625 shares and Mr. Sy Jacobs has voting and dispositive power over 9,375 shares), which Mr. Jacobs may be deemed to have the indirect power to vote and to dispose or direct the disposition of the shares held by the JAM Parties; the Endicott Parties have voting and dispositive power over 235,650 shares (Endicott Partners, L.P., Endicott Partners II, L.P., W.R. Endicott, L.L.C. have voting and dispositive power over 145,050 shares, Endicott Management Co. has voting and dispositive power over 22,800 shares, and Endicott Offshore Investors, Ltd. has voting and dispositive power over 67,800 shares), which Messrs. Goldstein and Usdan may be deemed to have the indirect power to vote and to dispose or direct the disposition of the shares held by the Endicott Parties; and Mr. Gaines may be deemed to have the indirect power to vote and to dispose or direct the disposition of 1,500 shares.

(10)	Includes 1,320 shares owned by Mr. Bennett's spouse.
(11)	Includes 7,500 shares owned by a company controlled by Ms. Guthrie.
(12)	Includes 5,340 shares owned by Mr. Blunden's spouse.
(13)

Includes 90,148 shares of unvested restricted stock awarded to employees and directors of the Corporation and the Bank pursuant to the Corporation's 1996 Management Recognition Plan which are held in a trust for participants and which will be voted by Mr. Blunden and Mr. Schrader as trustees of such trust.

(c)    Changes in Control

The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change of control of the Corporation.

Item 13. Certain Relationships and Related Transactions

As required by federal regulations, all loans or extensions of credit to executive officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons (except for loans made pursuant to programs generally available to all employees) and do not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made by the Bank to a director or executive officer in an amount that, when aggregated with the amount of all other loans by the Bank to such person and his or her related interests, are in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of $500,000) are subject to approval in advance by a majority of the disinterested members of the Board of Directors.


Item 14.  Controls and Procedures

        In the fiscal year ended June 30, 2002, we did not make any significant changes in, nor take any corrective actions regarding our internal controls or other factors that could significantly affect these controls.  We periodically review our internal controls for effectiveness, and did conduct such a review during this period.  In the future, we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.     Financial Statements
              See Index to Consolidated Financial Statements on page 70.

      2.    Financial Statement Schedules
             Schedules to the consolidated financial statements have been omitted as the required information is inapplicable.

(b)    Reports on Form 8-K filed during the last quarter of the Registrant's fiscal year ended June 30, 2002

        (1)    The Registrant's Form 8-K dated April 2, 2002 regarding the stock repurchase of up to 5 percent of its common stock over a one-year period.
       (2)    The Registrant's Form 8-K dated April 15, 2002 regarding the filing of an application with the Office of Thrift Supervision for a new banking office located in Riverside, California.
       (3)    The Registrant's Form 8-K dated May 8, 2002 regarding the opening of a loan production office in La Quinta, California.
       (4)    The Registrant's Form 8-K dated May 29, 2002 regarding a 3-for-2 stock split in the form of a 50 percent stock dividend.


  (c)    Exhibits
          Exhibits are available from the Corporation by written request

3.1	Certificate of Incorporation of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

3.2	Bylaws of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

10.1	Employment Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.1 to the Corporation's Annual Report on Form 10-K for the Year Ended June 30, 1997)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.2 to the Corporation's Annual Report on Form 10-K for the Year Ended June 30, 1997)

10.3	Severance Agreement with Robert G. Schrader (Incorporated by reference to Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the Year Ended June 30, 1996)

10.4	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated December 12, 1996)

10.5	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation's proxy statement dated December 12, 1996)

10.6	Severance Agreement with Richard Gale (incorporated by reference to Exhibit 10.6 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1998)

10.8	Severance Agreement with Donald Blanchard (incorporated by reference to Exhibit 10.8 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1998)

10.9	Severance Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.9 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2001)

21.	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of PricewaterhouseCoopers LLP

99.1	Certification letters per Section 906 of the Sarbanes-Oxley Act of 2002


  SIGNATURES

          Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                              Provident Financial Holdings, Inc.

                                                                                                              /s/Craig G. Blunden
  Date: September 26, 2002                                                                Craig G. Blunden
                                                                                                              Chairman, President and Chief Executive Officer

  Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Craig G. Blunden
Craig G. Blunden	Chairman, President and	September 26, 2002
Chief Executive Officer

/s/Donavon P. Ternes
Donavon P. Ternes	Chief Financial Officer	September 26, 2002
(Principal Financial
and Accounting Officer)

/s/Robert G. Schrader
Robert G. Schrader	Secretary and Director	September 26, 2002

/s/Bruce W. Bennett
Bruce W. Bennett	Director	September 26, 2002

/s/Debbi H. Guthrie
Debbi H. Guthrie	Director	September 26, 2002

/s/Roy H. Taylor
Roy H. Taylor	Director	September 26, 2002

/s/William E. Thomas
William E. Thomas	Director	September 26, 2002

/s/Joseph P. Barr
Joseph P. Barr	Director	September 26, 2002


  CERTIFICATIONS

  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
  PURSUANT TO 18 U.S.C. SECTION 1350,
  AS ADOPTED PURSUANT TO
  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Craig G. Blunden, certify that:

    I have reviewed this annual report on Form 10-K of Provident Financial Holdings, Inc.;

    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

  Date: September 26, 2002                                                         /s/Craig G. Blunden
                                                                                                       Craig G. Blunden
                                                                                                       Chairman, President and Chief Executive Officer


  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
  PURSUANT TO 18 U.S.C. SECTION 1350,
  AS ADOPTED PURSUANT TO
  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Donavon P. Ternes, certify that:

    I have reviewed this annual report on Form 10-K of Provident Financial Holdings, Inc.;

    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

  Date: September 26, 2002                                                                                 /s/Donavon P. Ternes
                                                                                                                              Donavon P. Ternes
                                                                                                                              Chief Financial Officer


  Consolidated Financial Statements of
  Provident Financial Holdings, Inc.


  Independent Auditor's Report

  To the Board of Directors and Stockholders of
  Provident Financial Holdings, Inc.

  We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the "Corporation") as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and subsidiary as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  /s/Deloitte & Touche LLP

  Costa Mesa, California
  August 13, 2002


  Independent Auditor's Report

  To the Board of Directors and Stockholders of
  Provident Financial Holdings, Inc.

  In our opinion, the accompanying consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Provident Financial Holdings, Inc. and its subsidiary for the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  /s/PricewaterhouseCoopers LLP

  Los Angeles, California
  August 4, 2000


  Consolidated Statements of Financial Condition

  (In thousands, except share information)

	June 30,
	2002	2001
Assets
Cash	$ 27,700	$ 23,839
Overnight deposits	-	3,000
Cash and cash equivalents	27,700	26,839

Investment securities - held to maturity
(fair value $157,705 and $162,498, respectively)	157,122	163,332
Investment securities - available for sale at fair value	114,826	41,166
Loans held for investment, net of allowance for loan losses of $6,579 and
$6,068, respectively	593,554	697,191
Loans held for sale, at lower of cost or market	1,747	2,175
Receivable from sale of loans	67,241	137,286
Accrued interest receivable	5,591	7,001
Real estate held for investment, net	11,150	11,543
Other real estate owned, net	313	224
Federal Home Loan Bank stock	13,000	16,436
Premises and equipment, net	8,119	7,563
Prepaid expenses and other assets	4,955	6,470
Total assets	$ 1,005,318	$ 1,117,226

Liabilities and Stockholders' Equity
Liabilities:
Non-interest-bearing deposits	$ 31,076	$ 25,031
Interest-bearing deposits	646,372	705,010
Total deposits	677,448	730,041

Borrowings	202,466	265,830
Accounts payable, accrued interest and other liabilities	22,373	24,097
Total liabilities	902,287	1,019,968

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value; (2,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock, $0.01 par value; (15,000,000 shares authorized;
7,712,515 and 7,692,265 shares issued, respectively; 5,463,199 and 5,716,306 shares outstanding, respectively)	77	77
Additional paid-in capital	52,178	51,518
Retained earnings	82,805	73,697
Treasury stock at cost (2,249,316 and 1,975,959 shares, respectively)	(30,027)	(24,993)
Unearned stock compensation	(2,866)	(3,766)
Accumulated other comprehensive income, net of tax	864	725
Total stockholders' equity	103,031	97,258

Total liabilities and stockholders' equity	$ 1,005,318	$ 1,117,226

  The accompanying notes are an integral part of these consolidated financial statements.


  Consolidated Statements of Operations

	Year Ended June 30,
	2002	2001	2000
Interest income:
Loans receivable, net	$ 51,247	$ 66,561	$ 64,004
Investment securities	12,122	12,603	12,707
Federal Home Loan Bank stock	779	1,449	939
Interest-earning deposits	1,520	184	46
Total interest income	65,668	80,797	77,696

Interest expense:
Deposits	24,054	34,495	30,376
Borrowings	15,134	19,961	18,349
Total interest expense	39,188	54,456	48,725
Net interest income, before provision for loan losses	26,480	26,341	28,971
Provision for loan losses	525	-	250
Net interest income, after provision for loan losses	25,955	26,341	28,721

Non-interest income:
Loan servicing and other fees	2,178	2,088	2,673
Gain on sale of loans, net	10,139	8,033	3,248
Real estate operations, net	693	870	544
Deposit account fees	1,641	1,330	922
Gain (loss) on sale of investment securities	544	248	(5)
Other	1,247	1,398	1,420
Total non-interest income	16,442	13,967	8,802

Non-interest expense:
Salaries and employee benefits	16,851	15,689	15,024
Premises and occupancy	2,278	1,879	2,023
Equipment expense	2,227	1,777	2,258
Professional expense	683	533	681
Sales and marketing expense	780	1,130	1,055
Other	3,987	4,060	3,916
Total non-interest expense	26,806	25,068	24,957
Income before income taxes	15,591	15,240	12,566
Provision for income taxes	6,482	6,354	5,310
Net income	$ 9,109	$ 8,886	$ 7,256
Basic earnings per share	$ 1.77	$ 1.69	$ 1.33
Diluted earnings per share	$ 1.68	$ 1.65	$ 1.31

  The accompanying notes are an integral part of these consolidated financial statements.


  Consolidated Statements of Stockholders' Equity

  (In thousands, except shares)

							Accumulated Other Comprehensive Income, net of tax
			Additional Paid-in Capital			Unearned Stock Compensation
				Retained Earnings	Treasury Stock
	Common Stock							Total
	Shares	Amount
Balance at June 30, 1999	6,578,620	$ 77	$ 51,043	$ 57,555	$ (14,089)	$ (5,644)	$ 744	$ 89,686
Comprehensive income:
Net income				7,256				7,256
Unrealized holding loss on securities available for sale, net of tax							(558)	(558)
Total comprehensive income								6,698
Purchase of treasury stock	(695,578)				(8,607)			(8,607)
Amortization and grants for Management Recognition Plan						739		739
Allocations of contributions to ESOP (1)			180			271		451
Balance at June 30, 2000	5,883,042	77	51,223	64,811	(22,696)	(4,634)	186	88,967
Comprehensive income:
Net income				8,886				8,886
Unrealized holding gain on securities available for sale, net of tax							539	539
Total comprehensive income								9,425
Purchase of treasury stock	(181,976)				(2,417)			(2,417)
Exercise of stock options	4,500		46					46
Amortization and grants for Management Recognition Plan	10,740				120	597		717
Allocations of contributions to ESOP			249			271		520
Balance at June 30, 2001	5,716,306	77	51,518	73,697	(24,993)	(3,766)	725	97,258

Comprehensive income:
Net income				9,109				9,109
Unrealized holding gain on securities available for sale, net of tax							139	139
Total comprehensive income								9,248
Purchase of treasury stock	(280,194)				(5,133)			(5,133)
Exercise of stock options	20,250		206					206
Amortization and grants for Management Recognition Plan	6,837				99	629		728
Allocations of contributions to ESOP			454			271		725
Cash dividends in lieu of fractional shares from stock split				(1)				(1)
Balance at June 30, 2002	5,463,199	$ 77	$ 52,178	$ 82,805	$ (30,027)	$ (2,866)	$ 864	$ 103,031

  (1) Employee Stock Ownership Plan ("ESOP").

  The accompanying notes are an integral part of these consolidated financial statements.


  Consolidated Statements of Cash Flows

  (In thousands)

	Year Ended June 30,
	2002	2001	2000
Cash flows from operating activities:
Net income	$ 9,109	$ 8,886	$ 7,256
Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	2,292	2,281	2,124
Provision for loan losses	525	-	250
Provision for losses on real estate	58	37	-
Gain on sale of loans	(10,139)	(8,033)	(3,248)
Net (gain) loss on sale of investment securities	(544)	(248)	5
Deferred income taxes	(280)	1,361	371
(Decrease) increase in accounts payable, accrued interest and
other liabilities	(1,541)	2,013	371
Decrease (increase) in prepaid expenses and other assets	2,925	(239)	7,459
Loans originated for sale	(1,103,574)	(772,059)	(407,221)
Proceeds from sale of loans	1,184,186	686,113	396,087
Stock compensation	1,453	1,237	1,190
Net cash provided by (used for) operating activities	84,470	(78,651)	4,644

Cash flows from investing activities:
Net decrease (increase) in loan held for investment	101,994	133,368	(155,329)
Maturity and call of investment securities held to maturity	229,890	179,095	6,650
Maturity and call of investment securities held for sale	101,655	-	-
Principal payments from mortgage backed securities	6,501	-	-
Purchase of investment securities held to maturity	(223,763)	(117,569)	-
Purchase of investment securities available for sale	(203,158)	(72,904)	(23,280)
Proceeds from sales of investment securities available for sale	21,871	7,734	3,220
Sales (purchase) of Federal Home Loan Bank stock	3,436	851	(6,562)
Net sales (purchases) of real estate	1,087	2,067	(11,308)
Purchase of premises and equipment	(2,237)	(1,491)	(931)
Net cash provided by (used for) investing activities	$ 37,276	$ 131,151	$ (187,540)

  The accompanying notes are an integral part of these consolidated financial statements.


  Consolidated Statements of Cash Flows

  (In thousands)

	Year Ended June 30,
	2002	2001	2000
Cash flows from financing activities:
Net (decrease) increase in deposits	$ (52,593)	$ 33,583	$ 63,577
Repayment of Federal Home Loan Bank advances	(166,060)	(1,099,708)	(11,061,531)
Proceeds from Federal Home Loan Bank advances	102,696	1,027,200	11,185,363
(Repayment) proceeds from other borrowings	-	(3,330)	3,330
Treasury stock purchases	(5,133)	(2,417)	(8,607)
Exercise of stock options	206	46	-
Cash dividend in lieu of fractional shares from stock split	(1)	-	-
Net cash (used for) provided by financing activities	(120,885)	(44,626)	182,132

Net increase (decrease) in cash and cash equivalents	861	7,874	(764)
Cash and cash equivalents at beginning of year	26,839	18,965	19,729
Cash and cash equivalents at end of year	$ 27,700	$ 26,839	$ 18,965

Supplemental information:
Cash paid for interest	$ 39,701	$ 53,680	$ 48,280
Cash paid for income taxes	$ 7,840	$ 5,100	$ 4,220
Real estate acquired in settlement of loans	$ 1,348	$ 1,044	$ 1,144

  The accompanying notes are an integral part of these consolidated financial statements.


  Notes to Consolidated Financial Statements

  1.    Summary of Significant Accounting Policies (in Thousands):

  Provident Savings Bank, FSB (the "Bank") converted from a federally chartered mutual savings bank to a federally chartered stock bank effective June 27, 1996. Provident Financial Holdings, Inc., a Delaware corporation organized by the Bank, acquired all of the capital stock of the Bank issued in the conversion; the transaction was recorded on a book value basis.

  The consolidated financial statements include the accounts of Provident Financial Holdings Inc., and its wholly owned subsidiary, Provident Savings Bank, FSB (collectively, the "Corporation"). All significant inter-company balances and transactions have been eliminated.

  The Corporation operates in two business segments: community banking (Provident Bank) and mortgage banking (Provident Bank Mortgage, a division of Provident Bank). Provident Bank activities include attracting deposits, offering banking services and originating multi-family, commercial real estate, construction, commercial business and consumer loans (primarily, overdraft and deposit loans). Provident Bank Mortgage's primary activities are originating single-family (one-to-four units) and consumer (primarily, second mortgages and equity lines of credit) loans for sale to institutional investors as well as for investment. Deposits are collected primarily from 11 banking locations located in Riverside and San Bernardino counties in California. The mortgage banking loans are originated from six free-standing lending offices in Southern California, as well as from the banking locations.

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

  The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies of Provident Financial Holdings, Inc. and the Bank.

  Reclassifications
  Certain reclassifications of prior year financial data have been made to conform to the current reporting practices of the Corporation.

  Cash and cash equivalents
  Cash and cash equivalents include cash on hand and due from banks, as well as overnight deposits placed at its correspondent banks.

  Investment securities
  The Corporation classifies its qualifying investments as available for sale or held to maturity. The Corporation's policy of classifying investments as held to maturity is based upon its ability and management's positive intent to hold such securities to maturity. Securities expected to be held to maturity are carried at amortized historical cost. All other securities are classified as available for sale and are carried at fair value. Fair value is determined based upon quoted market prices. Unrealized holding gains and losses on securities available for sale are included in accumulated other comprehensive income, net of tax. Gains and losses on dispositions of investment securities are


  Notes to Consolidated Financial Statements

  included in non-interest income and are determined using the specific identification method. Purchase premiums and discounts are amortized over the life of the securities using the interest method over the terms of the securities.

  Loans
  Loans held for investment consist primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land. The single-family adjustable-rate mortgage (ARM) is the Corporation's primary loan investment. In addition to the ARMs, multi-family, commercial real estate, construction, commercial business and consumer loans are becoming a substantial part of the loan portfolio. These loans are generally offered to customers and businesses located in Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and to a lesser extent in Orange, Los Angeles and other counties. A deterioration in the economic conditions of these markets could adversely affect the Corporation's business, financial condition and profitability. Such a deterioration could give rise to increased loan delinquencies, an increase in problem assets and foreclosures, decreased loan demand and a decline in real estate values.

  Loan origination fees and certain direct origination expenses are deferred and amortized to interest income on loans over the contractual life of the loan using the effective interest method. The amortization is discontinued for non-performing loans. Interest receivable represents, for the most part, the current month's interest which will be included as a part of the borrower's next monthly loan payment. Interest receivable is accrued only if deemed collectible. Loans generally are deemed to be in non-accrual status when they become 90 days past due. When a loan is placed on non-accrual status, interest accrued but not received is reversed against income.

  Receivable from sale of loans
  Receivable from sale of loans represents expected settlement proceeds from the sale of loans which closed but have not settled. The duration of the loan sale settlement generally ranges from 30 to 45 days.

  Provident Bank Mortgage activities
  Loans are originated for both investment and sale in the secondary market. Since the Corporation is primarily an adjustable-rate mortgage and consumer lender for its own portfolio, most fixed-rate loans are originated for sale to institutional investors.

  Loans held for sale are carried at the lower of cost or fair value. Fair value is generally determined by outstanding commitments from investors or investors' current yield requirements as calculated on the aggregate loan basis. Loans are sold without recourse other than standard representations and warranties. Most loans are sold with servicing released. For some loans sold, the Corporation may retain the servicing rights in order to generate servicing income. Where the Corporation continues to service loans after sale, investors are paid their share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loan's contractual interest rate.

  Gains or losses on sales of loans, including fees received or paid, are recognized at the time of sale and are determined by the difference between the net sales proceeds and the book value of the loans sold. When loans are sold with servicing retained, the carrying value is allocated between the assets transferred and the fair value of the retained servicing in determining the amount of gain. Servicing assets and liabilities are amortized over the estimated life and are assessed for subsequent impairment. Servicing assets were not significant at June 30, 2002 and 2001.

  During the fiscal years ended June 30, 2002 and 2001, the Corporation sold 74% and 67%, respectively, of its loans to a single primary buyer. If the Corporation is unable to sell loans to the primary buyer, management believes the availability of other qualified buyers would mitigate any significant risk to the Corporation's operations.


  Notes to Consolidated Financial Statements

  Allowance for loan losses
  It is the policy of the Corporation to provide for an allowance for loan losses inherent in the portfolio as of the balance sheet date when any significant and permanent decline in the borrower's ability to pay or in the value of the underlying collateral occurs. Periodic reviews are made in an attempt to identify potential problems at an early stage. Individual loans are periodically reviewed and are classified according to their inherent risk. The internal asset review policy used by the Corporation is the primary basis by which the Corporation evaluates the probable loss exposure. Management's determination of the adequacy of the allowance for loan losses is based on an evaluation of the portfolio, past experience, prevailing market conditions, and other relevant factors. The determination of the allowance for loan losses is based on estimates that are particularly susceptible to changes in the economic environment and market conditions. The allowance is increased by the provision for losses charged against income and reduced by charge-offs, net of recoveries.

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

  Real estate
  Real estate acquired through foreclosure is initially recorded at the lesser of the loan balance at the time of foreclosure or the fair value of the real estate acquired, less estimated selling costs. All real estate is carried at the lower of cost or fair value, less estimated selling costs. Real estate loss provisions are recorded when the carrying value of the property exceeds the fair value. Costs relating to improvement of property are capitalized. Other costs are expensed as incurred.

  Impairment of long-lived assets
  The Corporation reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life are less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value.

  Premises and equipment
  Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed primarily on a straight-line basis over the estimated useful lives as follows:

                  Buildings                                     10 to 40 years
                  Furniture and fixtures                3 to 10 years
                  Automobiles                               3 years
                  Computer equipment                 3 to 5 years

  Leasehold improvements are amortized over the shorter of the respective lease terms or the lives of the improvements. Maintenance and repair costs are charged to operations as incurred.


  Notes to Consolidated Financial Statements

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

  Risks and uncertainties
  In the normal course of its business, the Corporation encounters two significant types of risk: economic and regulatory. There are three main components to economic risk: interest rate risk, credit risk and market risk. The Corporation is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different frequencies, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Corporation's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may impact, favorably or unfavorably, the realizability of those assets and liabilities held by the Corporation.

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

  Stock split
  On May 29, 2002, the Corporation declared a three-for-two stock split, distributed in the form of a 50% stock dividend on July 12, 2002 to shareholders of record on June 25, 2002. All share and per share information in the accompanying consolidated financial statements have been restated to reflect the stock split.

  Earning per common share (EPS)
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

  Employee Stock Ownership Plan (ESOP)
  The Corporation recognizes compensation expense when shares are committed to be released to employees in an amount equal to the fair value of the shares so committed. The difference between the amount of compensation expense and the cost of the shares released is recorded as additional paid-in capital. Therefore, total stockholders' equity is not affected.

  Management Recognition Plan (MRP)
  The Corporation recognizes compensation expense over the vesting period of the shares awarded equal to the fair value of the shares at the date of the award.


  Notes to Consolidated Financial Statements

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

  The components of other comprehensive income and related tax effects are as follows:
	For the Year Ended June 30,
	2002	2001	2000
Unrealized holding gains (losses) on
available-for-sale securities, net .	$ 780	$ 1,162	$ (951)
Reclassification adjustment for (gains)
losses realized in income	(544)	(248)	5
Net unrealized gains (losses)	236	914	(946)
Tax effect	(97)	(375)	388
Net-of-tax amount	$ 139	$ 539	$ (558)

  Recent accounting pronouncements

  Statement of Financial Accounting Standard ("SFAS") No. 141:
  SFAS No. 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; the use of the pooling-of-interest method is no longer allowed. The adoption of this statement did not have a material impact on the Corporation's financial position, results of operations or cash flows.

  SFAS No. 142:
  SFAS No. 142, "Goodwill and Other Intangible Assets," requires that, once adopted, amortization of goodwill will cease and as an alternative, requiring the carrying value of goodwill to be evaluated for impairment on at least an annual basis. Intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.

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


  Notes to Consolidated Financial Statements

  SFAS No. 144:
  SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.

  SFAS No. 146:
  In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entities commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Corporation will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

  2.    Investment Securities (in Thousands):

  The amortized cost and estimated fair value of investment securities as of June 30, 2002 and 2001 were as follows:

June 30, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value

Held to maturity
U.S. government agency securities	$ 154,351	$ 685	$ (12)	$ 155,024	$ 154,351
U.S. government MBS (1)	9	6	-	15	9
Corporate bonds	2,762	-	(96)	2,666	2,762
Total held to maturity	157,122	691	(108)	157,705	157,122

Available for sale
U.S. government agency securities	38,316	181	-	38,497	38,497
U.S. government agency MBS (1)	75,034	737	(205)	75,566	75,566
FHLMC common stock	11	723	-	734	734
FNMA common stock	1	28	-	29	29
Total available for sale	113,362	1,669	(205)	114,826	114,826
Total investment securities	$ 270,484	$ 2,360	$ (313)	$ 272,531	$ 271,948


  Notes to Consolidated Financial Statements

June 30, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value

Held to maturity
U.S. government agency securities	$ 160,571	$ 79	$ (592)	$ 160,058	$ 160,571
U.S. government MBS (1)	16	8	-	24	16
Corporate bonds	2,745	-	(329)	2,416	2,745
Total held to maturity	163,332	87	(921)	162,498	163,332

Available for sale
U.S. government agency securities	39,919	103	(114)	39,908	39,908
FHLMC common stock	17	1,208	-	1,225	1,225
FNMA common stock	1	32	-	33	33
Total available for sale	39,937	1,343	(114)	41,166	41,166
Total investment securities	$ 203,269	$ 1,430	$ (1,035)	$ 203,664	$ 204,498

  (1)    Mortgage Backed Securities ("MBS").

  Gross realized gains on sale of investment securities during the years ended June 30, 2002, 2001 and 2000 were $544, $253 and $55, respectively; while the gross realized losses were $0, $5 and $60, respectively.

  In fiscal 2001, $178.1 million of securities held to maturity were called by the issuer and $1.0 million of corporate bonds matured. The high volume of called securities was the result of the significant decline in interest rates during the last half of fiscal 2001. In fiscal 2002, $327.1 million of securities were called by the issuer and $4.5 million matured. The securities called were callable at the option of the issuer and were primarily issued by the Federal Home Loan Bank ("FHLB"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").

  The maturities of investments in debt securities were as follows:

	June 30, 2002		June 30, 2001
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Held to maturity
Due after one through five years	$ 126,127	$ 126,466	$ 64,712	$ 64,403
Due after five through ten years	30,995	31,239	98,620	98,095
	157,122	157,705	163,332	162,498
Available for sale
Due after one through five years	58,073	58,437	13,987	13,987
Due after five through ten years	6,789	6,832	25,932	25,921
Due after ten years	48,488	48,794	-	-
	113,350	114,063	39,919	39,908
Total investments in debt securities	$ 270,472	$ 271,768	$ 203,251	$ 202,406


  Notes to Consolidated Financial Statements

  3.    Loans Held for Investment (in Thousands):

  Loans held for investment consisted of the following:

	June 30,
	2002	2001

Mortgage loans:
Single-family	$ 413,676	$ 520,651
Multi-family	35,436	37,352
Commercial real estate	62,509	48,208
Construction	72,233	61,889
Commercial business loans	24,024	25,441
Consumer loans	19,377	35,881
Others	3,455	1,723
	630,710	731,145
Less:
Undisbursed loan funds	(30,536)	(27,917)
Deferred loan (fees) costs	(27)	51
Unearned discounts	(14)	(20)
Allowance for loan losses	(6,579)	(6,068)
Total loans held for investment	$ 593,554	$ 697,191

  Fixed-rate loans comprised 12% and 13% of the loan portfolio at June 30, 2002 and 2001, respectively.

  The following summarizes the components of the net change in the allowance for loan losses:

	Year Ended June 30,
	2002	2001	2000

Balance, beginning of period	$ 6,068	$ 6,850	$ 6,702
Provision for losses	525	-	250
Recoveries	96	28	31
Charge-offs	(110)	(810)	(133)
Balance, end of period	$ 6,579	$ 6,068	$ 6,850

  The effect of non-accrual and restructured loans on interest income for the years ended June 30, 2002, 2001 and 2000 is presented below:

	Year Ended June 30,
	2002	2001	2000

Contractual interest due	$ 89	$ 146	$ 304
Interest recognized	(21)	(40)	(234)
Net interest foregone	$ 68	$ 106	$ 70


  Notes to Consolidated Financial Statements

  At June 30, 2002 and 2001, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

  The following table identifies the Corporation's total recorded investment in impaired loans, net of specific allowances, by type at June 30, 2002 and 2001:
	June 30, 2002
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
Without a related allowance	$ 1,163	$ -	$ 1,163
Total single-family loans	1,163	-	1,163

Commercial real estate:
Without a related allowance	1,401	-	1,401
Total commercial real estate loans	1,401	-	1,401

Commercial business loans:
With a related allowance	566	(373)	193
Without a related allowance	565	-	565
Total commercial business loans	1,131	(373)	758

Consumer loans:
Without a related allowance	156	-	156
Total consumer loans	156	-	156
Total impaired loans	$ 3,851	$ (373)	$ 3,478


  Notes to Consolidated Financial Statements

	June 30, 2001
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
Without a related allowance	$ 1,355	-	$ 1,355
Total single-family loans	$ 1,355	-	$ 1,355

Multi-family:
Without a related allowance	132	-	132
Total multi-family loans	132	-	132

Commercial real estate:
Without a related allowance	1,428	-	1,428
Total commercial real estate loans	1,428	-	1,428

Commercial business loans:
Without a related allowance	1,090	-	1,090
Total commercial business loans	1,090	-	1,090

Consumer loans:
Without a related allowance	24	-	24
Total consumer loans	24	-	24
Total impaired loans	$ 4,029	-	$ 4,029

  During the years ended June 30, 2002, 2001 and 2000, the Corporation's average investment in impaired loans was $4,362, $4,183 and $4,325, respectively; the imputed interest income during these periods was $480, $352 and $304, respectively; while the interest income recognized on a cash basis was $674, $296 and $234, respectively. The Corporation records interest on non-accrual loans utilizing the cash basis method of accounting during periods when the loans are on non-accrual status.

  In the ordinary course of business, the Bank makes loans to its directors, officers and employees at substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers. The following is a summary of related-party loan activity:
	Year Ended June 30,
	2002	2001	2000

Balance, beginning of period	$ 2,861	$ 3,443	$ 2,362
Originations	11,471	2,257	1,744
Payments/sales	(13,415)	(2,839)	(663)
Balance, end of period	$ 917	$ 2,861	$ 3,443

  The total loan origination increased $9.2 million, or 408%, from $2.3 million in fiscal 2001 to $11.5 million, due primarily to loan refinancing resulting from the decline in interest rates during fiscal 2002. The total payments/sales


  Notes to Consolidated Financial Statements

  increased $10.6 million, or 373%, from $2.9 million to $13.4 million, and was primarily attributable to the sale of loans to institutional investors.

  4.    Provident Bank Mortgage (in Thousands):

  The following summarizes the unpaid principal balance of loans serviced for others by the Corporation:

	Year Ended June 30,
	2002	2001	2000

Loans serviced for Federal Home Loan
Mortgage Corporation	$ 66,604	$ 72,500	$ 89,811
Loans serviced for Federal National
Mortgage Association	52,942	107,632	141,148
Loans serviced for other investors	16,513	23,680	30,224
Total loans serviced for others	$ 136,059	$ 203,812	$ 261,183

  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Corporation held borrowers' escrow balances related to loans serviced for others of $267, $379 and $397 as of June 30, 2002, 2001 and 2000, respectively. These escrow balances are included in deposits in the accompanying consolidated statements of financial condition.

  Loans sold consisted of the following:

	Year Ended June 30,
	2002	2001	2000

Loans sold:
Servicing - released	$ 1,168,529	$ 678,443	$ 388,583
Servicing - retained	4,466	-	1,275
Total loans sold	$ 1,172,995	$ 678,443	$ 389,858

  Loans held for sale consisted of the following:

	June 30,
	2002	2001

Fixed rate	$ 1,094	$ 1,581
Adjustable rate	653	594
Total loans held for sale	$ 1,747	$ 2,175


  Notes to Consolidated Financial Statements

  5.    Real Estate Held for Investment and Other Real Estate Owned (in Thousands):

  Real estate held for investment consisted of the following:

	June 30,
	2002	2001

Real estate held for investment	$ 12,480	$ 12,343
Less: Accumulated depreciation	(1,330)	(800)
Total real estate held for investment, net	$ 11,150	$ 11,543

  Other real estate owned consisted of the following:

	June 30,
	2002	2001

Other real estate owned	$ 336	$ 241
Less: Allowance for real estate losses	(23)	(17)
Total real estate owned, net	$ 313	$ 224

  The following summarizes the components of the net change in the allowance for losses on real estate:

	Year Ended June 30,
	2002	2001	2000

Balance, beginning of period	$ 17	$ 32	$ 52
Provisions for losses	58	37	-
Charge-offs	(52)	(52)	(20)
Balance, end of period	$ 23	$ 17	$ 32

  6.    Premises and Equipment (in Thousands):

  Premises and equipment consisted of the following:

	June 30,
	2002	2001

Land	$ 2,785	$ 2,241
Buildings	7,569	6,321
Leasehold improvements	950	641
Furniture and equipment	10,557	11,107
Automobiles	119	117
	21,980	20,427
Less accumulated depreciation and amortization	(13,861)	(12,864)
Total premises and equipment, net	$ 8,119	$ 7,563


  Notes to Consolidated Financial Statements

  Depreciation and amortization expense for the years ended June 30, 2002, 2001 and 2000 amounted to $1,681, $1,453 and $1,829, respectively.

  7.    Deposits (in Thousands):

	June 30, 2002		June 30, 2001
	Interest Rate*	Amount	Interest Rate*	Amount

Checking deposits - non-interest bearing	-	$ 31,076	-	$ 25,031
Checking deposits - interest bearing	0% - 2.96%	94,084	0% - 2.47%	87,600
Savings deposits	0% - 3.20%	166,001	0% - 4.88%	115,304
Money market deposits	0% - 2.13%	49,690	0% - 3.68%	46,073
Time deposits
Under $100	1.10% - 7.24%	246,881	1.95% - 7.25%	326,327
$100 and over	1.44% - 8.00%	89,716	3.20% - 8.00%	129,706
Total deposits		$ 677,448		$ 730,041
Weighted average interest rate on deposits		2.72%		4.61%

  (*) Some interest-bearing checking, savings and money market deposits require a minimum balance to earn interest.

  The aggregate annual maturities of time deposits are as follows:

	June 30,
	2002	2001

One year or less	$ 247,103	$ 371,901
Over one to two years	52,721	68,817
Over two to three years	13,747	7,901
Over three to four years	4,667	3,577
Over four years	18,359	3,837
Total time deposits	$ 336,597	$ 456,033

  Interest expense on deposits is summarized as follows:

	Year Ended June 30,
	2002	2001	2000

Checking deposits - interest bearing	$ 1,005	$ 1,635	$ 1,679
Savings deposits	3,170	3,350	2,392
Money market deposits	1,405	2,075	2,294
Time deposits	18,474	27,435	24,011
Total interest expense on deposits	$ 24,054	$ 34,495	$ 30,376

  The Corporation is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank. The cash balances maintained by the bank at June 30, 2002, 2001 and 2000 were sufficient to cover the reserve requirements.


  Notes to Consolidated Financial Statements

  8.    Borrowings (Dollars in Thousands):

  Advances from the FHLB were collateralized by pledges of certain real estate loans with an aggregate principal balance at June 30, 2002 and 2001 of $302,296 and $458,637, respectively. In addition, the Bank used U.S. government agency securities totaling $119,654 at June 30, 2002 to collateralize its FHLB advances under Security-Backed Credit ("SBC") program as compared to $79,828 at June 30, 2001. At June 30, 2002, the Bank's FHLB borrowing capacity, which is limited to 40% of total assets reported on the Bank's quarterly thrift financial reports, was approximately $416,437 as compared to $463,030 at June 30, 2001. In addition, the Bank has another borrowing arrangement in the form of a federal funds facility with its correspondent bank for $45 million; no borrowings were outstanding at June 30, 2002 and 2001.

  Borrowings consisted of the following:

	June 30,
	2002	2001

Regular FHLB advances	$ 165,466	$ 228,830
SBC FHLB advances	37,000	37,000
Total borrowings	$ 202,466	$ 265,830

  As a member of the FHLB system, the Bank is required to maintain a minimum investment in FHLB stock. The Bank held the required investment of $13 million with an excess of $1.2 million at June 30, 2002, as compared to $16.4 million with an excess of $2.9 million at June 30, 2001. Any excess may be redeemed by the Bank or called by FHLB at par.


  Notes to Consolidated Financial Statements

  The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:
	At or For the Year Ended June 30,
	2002	2001	2000
	(Dollars in Thousands)

Balance outstanding at end of period:
FHLB advances	$ 202,466	$ 265,830	$ 338,338
A loan to facilitate purchase of an investment property	-	-	3,330

Weighted average rate:
FHLB advances	5.50%	6.28%	6.35%
A loan to facilitate purchase of an investment property	-	-	8.25%

Maximum amount of borrowings outstanding at any month end:
FHLB advances	$ 257,525	$ 329,937	$ 392,342
A loan to facilitate purchase of an investment property	-	3,287	3,543

Approximate average short-term* borrowings
outstanding with respect to:
FHLB advances	$ 76,144	$ 131,035	$ 237,590

Approximate average short-term* borrowings rate with
with respect to:
FHLB advances	6.67%	6.61%	5.74%

  (*) Borrowings with a remaining term of 12 months or less.

  In April 2001, the Bank, through its subsidiary, paid off the loan which was assumed as a condition of the purchase of investment property in downtown Riverside.

  The aggregate annual contractual maturities of borrowings are as follows:

	June 30,
	2002	2001

Within one year	$ 69,500	$ 61,037
One to two years	18,031	73,500
Two to three years	30,000	18,031
Three to four years	10,000	30,000
Four to five years	-	10,000
Over five years	74,935	73,262
Total borrowings	$ 202,466	$ 265,830
Weighted average interest rate	5.50%	6.28%


  Notes to Consolidated Financial Statements

  9.    Income Taxes (Dollars in Thousands):

  The provision for income taxes consisted of the following:

	Year Ended June 30,
	2002	2001	2000

Current:
Federal	$ 4,957	$ 3,383	$ 3,664
State	1,805	1,610	1,275
	6,762	4,993	4,939
Deferred:
Federal	(323)	1,157	294
State	43	204	77
	(280)	1,361	371
Provision for income taxes	$ 6,482	$ 6,354	$ 5,310

  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	Year Ended June 30,
	2002	2001	2000

Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	7.6	7.7	7.1
Other	(1.0)	(1.0)	0.2
Effective income tax rate	41.6%	41.7%	42.3%

  Deferred tax (assets) liabilities by jurisdiction were as follows:

	June 30,
	2002	2001

Deferred taxes - federal	$ (98)	$ 173
Deferred taxes - state	(50)	(116)
Total deferred tax (asset) liability	$ (148)	$ 57


  Notes to Consolidated Financial Statements

  Deferred tax (assets) liabilities were comprised of the following:

	June 30,
	2002	2001

Depreciation	$ 3,222	$ 3,591
FHLB dividends	2,247	2,515
Unrealized gain on investment securities	600	501
Market value adjustments - derivative financial instruments	50	-
Total deferred tax liabilities	6,119	6,607

State taxes	(548)	(518)
Market value adjustments - loans to be held for sale	(808)	(1,072)
Loss reserves	(3,318)	(3,196)
Deferred compensation	(1,302)	(1,201)
ESOP contribution	(122)	-
Accrued bonuses	-	(377)
Accrued vacation	(161)	(157)
Other	(8)	(29)
Total deferred tax assets	(6,267)	(6,550)
Net deferred tax (asset) liability	$ (148)	$ 57

  The net deferred tax asset is included in other assets and the net deferred tax liability is included in other liabilities in the accompanying consolidated statements of financial condition.

  Retained earnings at June 30, 2002 included approximately $9,019 for which federal income tax of approximately $3,066 had not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Corporation were to convert its charter.

  10.    Capital (Dollars in Thousands):

  Federal regulations require that institutions with investment in subsidiaries conducting real estate investments and joint venture activities maintain sufficient capital over the minimum regulatory requirements. The Bank maintains capital in excess of the minimum requirements.

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

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Core Capital (as defined) to Adjustable Tangible Assets (as defined).


  Notes to Consolidated Financial Statements

  Management believes, as of June 30, 2002 and 2001, that the Bank meets all capital adequacy requirements to which it is subject.

  Various adjustments are required to be made to retained earnings and total assets for computing these capital ratios, depending on an institution's capital and asset structure. The adjustment presently applicable to the Bank is for equity investments in real estate. In addition, in calculating risk-based capital, general loss allowances are included as capital on a limited basis.

  As of June 30, 2002 and 2001, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum Total risk-based, Core capital and Tier 1 risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

  The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

  The Bank's actual capital amounts and ratios as of June 30, 2002 and 2001 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2002
Total Capital to Risk Weighted
Assets	$ 95,349	18.01%	$ 42,343	> 8.0%	$ 52,928	> 10.0%
Core Capital to Adjustable
Tangible Assets	88,806	8.92%	39,804	> 4.0%	49,755	> 5.0%
Tier 1 Capital to Risk Weighted
Assets	88,806	16.78%	N/A	N/A	31,757	> 6.0%
Tangible Capital	88,806	8.92%	14,927	> 1.5%	N/A	N/A

As of June 30, 2001
Total Capital to Risk Weighted
Assets	$ 89,162	14.89%	$ 47,904	> 8.0%	$ 59,880	> 10.0%
Core Capital to Adjustable
Tangible Assets	82,535	7.47%	44,171	> 4.0%	55,214	> 5.0%
Tier 1 Capital to Risk Weighted
Assets	82,535	13.78%	N/A	N/A	35,928	> 6.0%
Tangible Capital	82,535	7.47%	16,565	> 1.5%	N/A	N/A

  11.    Benefit Plans (in Thousands, Except Share Information):

  The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements. Under the plan, employees may contribute up to 10% of their pretax compensation. The Corporation


  Notes to Consolidated Financial Statements

  makes matching contributions up to 3% of participants' pretax compensation. Participants vest immediately in their own contributions with 100% vesting in the Corporation's contributions occurring after six years of credited service. The Corporation's expense for the plan was approximately $323, $254 and $193 for the years ended June 30, 2002, 2001 and 2000, respectively.

  The Corporation has a multi-year employment agreement with one executive officer, which requires payments of certain benefits upon retirement. The obligation was fully funded at June 30, 2002 and actuarially determined retirement costs are being accrued and expensed annually.

  Employee Stock Ownership Plan

  An ESOP was established for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours. The ESOP borrowed $4,100 from the Corporation to purchase 615,026 shares of the common stock issued in the conversion. The loan will be repaid principally from the Corporation's contributions to the ESOP over a period of 15 years. At June 30, 2002, the outstanding balance on the loan was $2,856. Shares purchased with the loan proceeds are held in an unearned ESOP shares account and released on a pro rata basis as the loan is repaid. Contributions to the ESOP and shares released from the unearned ESOP shares account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after six years of credited service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Corporation. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The expense related to the ESOP totaled $741, $527 and $451 for the years ending June 30, 2002, 2001 and 2000, respectively. At June 30, 2002 and 2001, the unearned ESOP shares account of $2,367 and $2,638, respectively, was reported as a reduction of stockholders' equity.

  The table below reflects ESOP activity for the period indicated (in number of shares):

	June 30,
	2002	2001
Unallocated shares at beginning of period	395,635	436,213
Allocated	(40,578)	(40,578)
Unallocated shares at end of period	355,057	395,635

  The fair value of unallocated ESOP shares totaled $7,953, $6,135 and $4,053 at June 30, 2002, 2001 and 2000, respectively.

  12.    Incentive Plans (in Thousands, Except Share Information):

  Management Recognition Plan

  The Corporation has established the 1996 MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock. The Corporation acquired 307,500 shares of its common stock in the open market to fund the MRP. As of June 30, 2002 and 2001, the total MRP shares which had been awarded were 294,942 and 288,105, respectively, and the weighted average fair value at the date of grant was $13.28 and $13.25 per share, respectively. Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The


  Notes to Consolidated Financial Statements

  Corporation recognizes compensation expense for the MRP based on the fair value of the shares at grant date. MRP compensation expense was $728, $718 and $740 for the years ended June 30, 2002, 2001 and 2000, respectively. At June 30, 2002 and 2001, the value of unearned MRP shares account, $499 and $1,128, respectively, was reported as a reduction of stockholders' equity.

  Stock Option Plan

  The Corporation has established the 1996 Stock Option Plan ("Plan") for certain of its directors and key employees under which options to acquire up to 768,783 shares of common stock have been granted. Under the Plan, options may not be granted at a price less than the fair market value at the date of grant. Options are vested over a five-year period as long as the employee or director remains an employee or director of the Corporation. The options are exercisable after vesting for up to the remaining term of the original grant. The maximum term of the options granted is 10 years.

  The following is a summary of changes in options outstanding:

	Number of Shares	Weighted Average Strike Price
Outstanding at June 30, 1999	564,000	$ 10.79
Granted	-	-
Canceled	(7,500)	10.17
Outstanding at June 30, 2000	556,500	$ 10.80
Granted (fair value of $7.19/share)	45,000	12.42
Exercised	(4,500)	10.17
Canceled	(48,000)	13.51
Outstanding at June 30, 2001	549,000	$ 10.70
Granted (fair value of $6.93/share)	128,250	14.50
Exercised	(20,250)	10.17
Canceled	(7,500)	10.17
Outstanding at June 30, 2002	649,500	$ 11.47


  Notes to Consolidated Financial Statements

  The following table summarizes the outstanding stock options and the exercisable portion of the stock options as of June 30, 2002, 2001 and 2000:

	Options Outstanding				Options Exercisable
		Weighted		Weighted		Weighted
	Number	Average		Average	Number	Average
	Of	Remaining		Exercise	of	Exercise
Exercise Prices	Options	Option Life		Price	Options	Price

At June 30, 2002
$14.50	128,250	9.34	years	$ 14.50	-	$ -
$12.42	45,000	8.35		12.42	9,000	12.42
$10.17	423,000	4.57		10.17	423,000	10.17
$13.73	53,250	5.56		13.73	42,600	13.73
$10.17 to $14.50	649,500	5.85	years	$ 11.47	474,600	$ 10.53

At June 30, 2001
$12.42	45,000	9.35	years	$ 12.42	-	$ -
$10.17	450,750	5.57		10.17	360,600	10.17
$13.73	53,250	6.56		13.73	31,950	13.73
$10.17 to $13.73	549,000	5.98	years	$ 10.70	392,550	$ 10.46

At June 30, 2000
$10.17	458,250	6.57	years	$ 10.17	274,950	$ 10.17
$13.73	98,250	7.56		13.73	39,300	13.73
$10.17 to $13.73	556,500	6.74	years	$ 10.80	314,250	$ 10.61

  At June 30, 2002, 94,533 shares were available for future grants under the Plan.

  Additional Stock Option Plan Information

  The Corporation has adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Corporation continues to measure compensation cost in accordance with Accounting Principles Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS No. 123) had been applied.

  The Corporation has calculated the fair value of stock-based awards to employees using the Black-Scholes option-pricing model with the following assumptions: 10-year expected life, stock volatility for the past 30 months (27% for grants in fiscal 2002 and 35% for fiscal 2001), risk-free rate of the 10-year Treasury Note (4.42% for grants in fiscal 2002 and 5.73% for fiscal 2001) and no dividends. No stock options were granted in fiscal 2000. The Corporation calculated the fair value only at the time of the stock option grants and no additional computations are performed during the life of the options. Any forfeitures are recognized as they occur. If the computed fair value of the awards had been amortized to expense over the vesting period of the awards, pro-forma net income, pro-forma basic and proforma diluted earnings per share would have been $8,792, $1.71 and $1.62 per share in fiscal 2002; $8,516, $1.62 and $1.58 per share in fiscal 2001; and $6,868, $1.26 and $1.24 per share in fiscal 2000, respectively.


  Notes to Consolidated Financial Statements

  13.    Earnings Per Share (in Thousands, Except Share Information):

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

	For the Year Ended June 30, 2002
	Income (numerator)	Shares (denominator)	Per-Share Amount

Basic EPS	$ 9,109	5,136,518	$ 1.77
Effect of dilutive shares:
Stock options		228,173
Restricted stock awards		48,793
Diluted EPS	$ 9,109	5,413,484	$ 1.68

	For the Year Ended June 30, 2001
	Income (numerator)	Shares (denominator)	Per-Share Amount

Basic EPS	$ 8,886	5,249,737	$ 1.69
Effect of dilutive shares:
Stock options		92,198
Restricted stock awards		56,825
Diluted EPS	$ 8,886	5,398,760	$ 1.65

	For the Year Ended June 30, 2000
	Income (numerator)	Shares (denominator)	Per-Share Amount

Basic EPS	$ 7,256	5,465,240	$ 1.33
Effect of dilutive shares:
Stock options		42,713
Restricted stock awards		42,696
Diluted EPS	$ 7,256	5,550,649	$ 1.31

  14.    Commitments and Contingencies (in Thousands):

  The Corporation is involved in various legal matters associated with its normal operations. In the opinion of management, these matters will be resolved without material effect on the Corporation's financial position, results of operations or cash flows.


  Notes to Consolidated Financial Statements

  The Corporation conducts a portion of its operations in leased facilities under non-cancelable agreements classified as operating leases. The following is a schedule of minimum rental payments under such operating leases which expire at various years:

Year Ended June 30,	Amount

2003	$ 451
2004	420
2005	256
2006	183
2007	186
Thereafter	406
Total minimum payments required	$ 1,902

  Lease expense under operating leases was approximately $553, $569 and $632 for the years ended June 30, 2002, 2001 and 2000, respectively.

  15.    Derivative and Other Financial Instruments With Off-Balance Sheet Risk (Dollars in Thousands):

  The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated balance sheet. The Corporation's exposure to credit loss, in the event of non-performance by the other party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.

	June 30,
Commitments	2002	2001

Undisbursed loan funds - Construction loans	$ 30,536	$ 27,917
Undisbursed lines of credit - Commercial business loans	10,285	10,638
Undisbursed lines of credit - Consumer loans	11,730	13,071
	$ 52,551	$ 51,626

  Commitments to extend credit are agreements to lend money to a customer at some future date as long as all conditions have been met in the agreement. These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee. Since some of these commitments are expected to expire, the total commitment amount outstanding does not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis prior to issuing a commitment. At June 30, 2002 and 2001, interest rates on commitments to extend credit ranged from 5.13% to 14.00% and 5.50% to 8.75%, respectively. Commitments to extend credit on loans to be held for investment were $18.2 million and $2.0 million at June 30, 2002 and 2001, respectively.


  Notes to Consolidated Financial Statements

  In an effort to minimize its exposure to interest rate fluctuations on commitments to extend credit where the underlying loan will be sold, the Corporation enters into forward loan sale agreements to sell certain dollar amounts of fixed rate and adjustable rate loans to third parties. These agreements specify the minimum maturity of the loans, the yield to the purchaser, the servicing spread to the Corporation (if servicing is retained), the maximum principal amount of all loans to be delivered and the maximum principal amount of individual loans to be delivered. The Corporation typically satisfies these forward loan sale agreements with its current loan production; at June 30, 2002 and 2001 the aggregate amount of loans held for sale and of commitments to extend credit on loans to be held for sale exceeded the Corporation's forward loan sale agreements. At June 30, 2002 and 2001, interest rates on forward loan sale agreements ranged from 5.50% to 7.00% and 5.50% to 7.50%, respectively.

  In addition to the instruments described above, the Corporation also purchases over-the-counter put option contracts (with expiration dates that generally coincide with the terms of the commitments to extend credit) which mitigates the interest rate risk inherent in commitments to extend credit. The contract amounts of these instruments reflect the extent of involvement the Corporation has in this particular class of financial instruments. The Corporation's exposure to loss on these financial instruments is limited to the premiums paid for the put option contracts. Put options are adjusted to market in accordance with SFAS No. 133.

  In accordance with SFAS No. 133 and interpretations of the Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or (other liabilities). As of June 30, 2001, commitments to extend credit on loans to be held for sale were not interpreted to be derivatives. As such, these amounts were not included on the balance sheet as of June 30, 2001. The Corporation is not applying hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the years ended June 30, 2002 and 2001 was $3 and $411, respectively.

	June 30, 2002		June 30, 2001
		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value

Commitments (*) to extend credit on loans to be held
for sale, including servicing released premiums	$ 56,738	$ 779
Forward loan sale agreements	45,709	(237)	$ 60,322	$ 437
Put option contracts	11,000	17	5,000	33
Total	$ 113,447	$ 559	$ 65,322	$ 470

  (*) Net of an estimated 26.71% of commitments, which may not fund.

  16.    Fair Values of Financial Instruments (in Thousands):

  The reported fair values of financial instruments are based on various factors. In some cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows, assumed discount rates and other factors reflecting varying degrees of risk. The estimates are subjective in nature and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the reported fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future. The following methods and assumptions were used to estimate fair value of each class of significant financial instrument:


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

  Loans held for sale: Fair values for loans are based on quoted market prices. Forward loan sale agreements have been considered in the determination of the estimated fair value of loans held for sale.

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

  Deposits: The fair value of the deposits is estimated using a discounted cash flow calculation. The discount rate on such deposits is based upon rates currently offered for borrowings of similar remaining maturities.

  Borrowings: The fair value of borrowings has been estimated using a discounted cash flow calculation. The discount rate on such borrowings is based upon rates currently offered for borrowings of similar remaining maturities.

  Commitments: Commitments to extend credit on existing obligations are discounted in a manner similar to loans held for investment.

  Derivative Financial Instruments: The fair value of the derivative financial instruments are based upon quoted market prices, current market bids, outstanding forward loan sale commitments and estimates from independent pricing sources.


  Notes to Consolidated Financial Statements

  The carrying amount and fair values of the Corporation's financial instruments were as follows:

	June 30, 2002		June 30, 2001
	Carrying	Market	Carrying	Market
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$ 27,700	$ 27,700	$ 26,839	$ 26,839
Investment securities	271,948	272,531	204,498	203,664
Loans held for investment.	593,554	605,322	697,191	704,038
Loans held for sale	1,747	1,781	2,175	2,222
Receivable from sale of loans	67,241	67,241	137,286	137,286
Accrued interest receivable	5,591	5,591	7,001	7,001
FHLB stock	13,000	13,000	16,436	16,436

Financial liabilities:
Deposits	677,448	664,324	730,041	715,031
Borrowings	202,466	209,366	265,830	270,598
Accrued interest payable	1,124	1,124	1,636	1,636

Derivative Financial Instruments:
Commitments to extend credit on loans to be held
for sale, including servicing released premiums	779	779	-	-
Forward loan sale agreements	(237)	(237)	437	437
Put option contracts	17	17	33	33


  Notes to Consolidated Financial Statements

  17.    Operating Segments (in Thousands):

  The following tables illustrate the Corporation's operating segments for the years ended June 30, 2002, 2001 and 2000, respectively.
	Year Ended June 30, 2002
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income .	$ 23,614	$ 2,341	$ 25,955
Non-interest income:
Loan servicing and other fees	(309)	2,487	2,178
Gain on sale of loans, net	18	10,121	10,139
Real estate operations, net	828	(135)	693
Deposit account fees	1,641	-	1,641
Gain on sale of investment securities	544	-	544
Other	1,199	48	1,247
Total non-interest income	3,921	12,521	16,442

Non-interest expense:
Salaries and employee benefits.	12,707	4,144	16,851
Premises and occupancy	1,800	478	2,278
Operating and administrative expenses	5,023	2,654	7,677
Total non-interest expenses	19,530	7,276	26,806
Income before income taxes	8,005	7,586	15,591
Provision for income taxes	3,326	3,156	6,482
Net income	$ 4,679	$ 4,430	$ 9,109
Total assets, end of period	$ 937,313	$ 68,005	$ 1,005,318


  Notes to Consolidated Financial Statements

	Year Ended June 30, 2001
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income .	$ 25,082	$ 1,259	$ 26,341
Non-interest income:
Loan servicing and other fees	874	1,214	2,088
(Loss) gain on sale of loans, net	(51)	8,084	8,033
Real estate operations, net	865	5	870
Deposit account fees	1,330	-	1,330
Gain on sale of investment securities	248	-	248
Other	1,232	166	1,398
Total non-interest income	4,498	9,469	13,967

Non-interest expense:
Salaries and employee benefits	11,804	3,885	15,689
Premises and occupancy	1,341	538	1,879
Operating and administrative expenses	4,893	2,607	7,500
Total non-interest expenses	18,038	7,030	25,068
Income before income taxes	11,542	3,698	15,240
Provision for income taxes	4,812	1,542	6,354
Net income	$ 6,730	$ 2,156	$ 8,886
Total assets, end of period	$ 975,044	$ 142,182	$ 1,117,226

	Year Ended June 30, 2000
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income	$ 28,195	$ 526	$ 28,721
Non-interest income:
Loan servicing and other fees	(1,452)	4,125	2,673
Gain on sale of loans, net	37	3,211	3,248
Real estate operations, net	589	(45)	544
Deposit account fees	922	-	922
Loss on sale of investment securities	(5)	-	(5)
Other	1,417	3	1,420
Total non-interest income	1,508	7,294	8,802

Non-interest expense:
Salaries and employee benefits	11,043	3,981	15,024
Premises and occupancy	1,316	707	2,023
Operating and administrative expenses	5,264	2,646	7,910
Total non-interest expenses	17,623	7,334	24,957
Income before income taxes	12,080	486	12,566
Provision for income taxes	5,104	206	5,310
Net income	$ 6,976	$ 280	$ 7,256
Total assets, end of period	$ 1,095,024	$ 52,780	$ 1,147,804


  Notes to Consolidated Financial Statements

  The information above was derived from the internal management reporting system used by management to measure performance of the segments.

  The Corporation's overall internal transfer pricing arrangements determined by management are summarized as follows:

    Borrowings for Provident Bank Mortgage are indexed monthly to the higher of the three-month FHLB advance rate, plus 50 basis points on the first day of the month or the prior month's overall cost of the Bank's deposits and borrowings.

    Provident Bank Mortgage receives servicing-released premiums for the loans transferred to the Bank's portfolio equal to the market price of such loans. The servicing-released premiums in the years ended June 30, 2002, 2001 and 2000 were $1,636, $136 and $2,210, respectively.

    Loan servicing fees are charged by the Bank based on the number of loans held for sale multiplied by a fixed fee which is subject to management's regular review. The loan servicing fees in the years ended June 30, 2002, 2001 and 2000 were $163, $216 and $70, respectively.

    Office rents for Provident Bank Mortgage offices, which are located at the Bank offices, are internally charged based on the square footage. The total office rents were $93 each fiscal year.

    A management fee, which is subject to regular review, is charged to Provident Bank Mortgage for services provided by Provident Bank. The management fee in the years ended June 30, 2002, 2001 and 2000 was $360, $240 and $240, respectively.

  18.    Holding Company Condensed Financial Information (in Thousands):

  This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed balance sheet for Provident Financial Holdings, Inc. (Holding Company only) as of June 30, 2002 and 2001 and condensed statements of operations and cash flows for each of the three years in the period ended June 30, 2002, 2001 and 2000.

  Condensed Balance Sheets
	June 30,
	2002	2001

Assets
Cash	$ 257	$ 319
Investment in subsidiary	99,062	93,055
Other assets	3,727	3,905
	$ 103,046	$ 97,279

Liabilities and Stockholders' Equity
Other liabilities	$ 15	$ 21
Stockholders' equity	103,031	97,258
	$ 103,046	$ 97,279


  Notes to Consolidated Financial Statements

  Condensed Statements of Operations
	Year Ended June 30,
	2002	2001	2000

Interest and other income	$ 268	$ 319	$ 530
General and administrative expenses	315	262	264
(Loss) income before equity in net earnings of the subsidiary	(47)	57	266
Equity in net earnings of the subsidiary	9,214	8,930	7,179
Income before income taxes	9,167	8,987	7,445
Income taxes	58	101	189
Net income	$ 9,109	$ 8,886	$ 7,256

  Condensed Statements of Cash Flows
	Year Ended June 30,
	2002	2001	2000

Cash flows from operating activities:
Net income	$ 9,109	$ 8,886	$ 7,256
Adjustments to reconcile net income to net cash (used for)
provided by operating activities:
Equity in net earnings of the subsidiary	(9,214)	(8,930)	(7,179)
Depreciation and amortization	-	-	24
Net loss on sale of investment securities	-	5	7
Decrease (increase) in other assets	177	(192)	240
Decrease in other liabilities	(6)	(3)	(22)
Net cash provided by (used for) operating activities	66	(234)	326

Cash flow from investing activities:
Purchase of investment securities held to maturity	-	-	-
Maturity of investment securities held to maturity	-	-	2,000
Purchase of investment securities available for sale	-	-	(224)
Sales of investment securities available for sale	-	44	1,215
Dividends received from the Bank	4,800	-	9,000
Capital injection to the Bank	-	-	(3,000)
Net cash provided by investing activities	4,800	44	8,991

Cash flow from financing activities:
Exercise of stock options	206	46	-
Treasury stock purchases	(5,133)	(2,417)	(8,607)
Cash dividends in lieu of fractional shares from stock split	(1)	-	-
Net cash used for financing activities	(4,928)	(2,371)	(8,607)
Net (decrease) increase in cash during the year	(62)	(2,561)	710
Cash and cash equivalents, beginning of year	319	2,880	2,170
Cash and cash equivalents, end of year	$ 257	$ 319	$ 2,880


  Notes to Consolidated Financial Statements

  19.    Quarterly Results of Operations (Unaudited, in Thousands, Except Share Information):

  The following tables set forth the quarterly financial data, which were derived from the consolidated financial statements presented in Form 10-Qs, for the fiscal years ended June 30, 2002 and 2001.

	For Fiscal Year 2002
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2002	Quarter	Quarter	Quarter	Quarter

Interest income	$ 65,668	$ 14,960	$ 15,323	$ 16,802	$ 18,583
Interest expense	39,188	8,404	8,861	10,168	11,755
Net interest income	26,480	6,556	6,462	6,634	6,828

Provision for loan losses	525	150	129	126	120
Net interest income, after provision for
loan losses	25,955	6,406	6,333	6,508	6,708

Non-interest income	16,442	4,730	3,683	4,347	3,682
Non-interest expense	26,806	7,002	6,591	6,594	6,619
Income before income taxes	15,591	4,134	3,425	4,261	3,771

Provision for income taxes	6,482	1,706	1,428	1,775	1,573
Net income	$ 9,109	$ 2,428	$ 1,997	$ 2,486	$ 2,198

Basic earnings per share	$ 1.77	$ 0.48	$ 0.39	$ 0.48	$ 0.42
Diluted earnings per share	$ 1.68	$ 0.45	$ 0.37	$ 0.47	$ 0.39


  Notes to Consolidated Financial Statements

	For Fiscal Year 2001
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2001	Quarter	Quarter	Quarter	Quarter

Interest income	$ 80,797	$ 20,157	$ 20,198	$ 20,223	$ 20,219
Interest expense	54,456	13,366	13,584	13,837	13,669
Net interest income	26,341	6,791	6,614	6,386	6,550

Provision for loan losses	-	-	-	-	-
Net interest income, after provision for
loan losses	26,341	6,791	6,614	6,386	6,550

Non-interest income	13,967	4,787	3,279	3,029	2,872
Non-interest expense	25,068	6,814	5,933	5,898	6,423
Income before income taxes	15,240	4,764	3,960	3,517	2,999

Provision for income taxes	6,354	1,986	1,620	1,482	1,266
Net income	$ 8,886	$ 2,778	$ 2,340	$ 2,035	$ 1,733

Basic earnings per share	$ 1.69	$ 0.52	$ 0.45	$ 0.39	$ 0.33
Diluted earnings per share	$ 1.65	$ 0.51	$ 0.44	$ 0.38	$ 0.32

  20.    Subsequent Events (Dollars In Thousands, Except Share Information):

  Staff reorganization:
  On July 12, 2002, the Corporation reorganized its staffing levels by reducing its workforce approximately 10%, or by approximately 34 full-time equivalents. The total severance costs were $89. The staff reorganization was based on the Corporation's recent benchmarking study on productivity.

  Cash dividends:
  On July 24, 2002, the Corporation's Board of Directors declared a quarterly cash dividend of $0.05 per share on the Corporation's outstanding shares of common stock. The total shares outstanding as of the August 7, 2002 record date were 5,425,757; and the total cash dividend of $271 was paid on August 30, 2002.


  EXHIBIT 21

  Subsidiaries of the Registrant


  Parent

  Provident Financial Holdings, Inc.

	Percentage	Jurisdiction or
Subsidiaries	of Ownership	State of Incorporation

Provident Savings Bank, F.S.B.	100%	United States

Provident Financial Corporation (1)	100%	California

Profed Mortgage, Inc. (1) (2)	100%	California

First Service Corporation (1) (2)	100%	California

  (1)    This corporation is a wholly owned subsidiary of Provident Savings Bank, F.S.B.

  (2)    Currently inactive.


  EXHIBIT 23.1

  Independent Auditors' Consent


  INDEPENDENT AUDITORS' CONSENT

          We consent to the incorporation by reference in Registration Statement No. 333-30935 of Provident Financial Holdings, Inc. on Form S-8 of our report dated August 13, 2002, appearing in this Annual Report on Form 10-K of Provident Financial Holdings, Inc., for the year ended June 30, 2002.

  /s/ Deloitte & Touche LLP
  Costa Mesa, California
  September 26, 2002


  EXHIBIT 23.2

  Independent Auditors' Consent


  CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-30935) of Provident Financial Holdings, Inc. of our report dated August 4, 2000 relating to the consolidated financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

  /s/PricewaterhouseCoopers LLP
  Los Angeles, CA
  September 26, 2002



  EXHIBIT 99.1

  Certification letters per Section 906 of the Sarbanes-Oxley Act of 2002


  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
  PURSUANT TO 18 U.S.C. SECTION 1350,
  AS ADOPTED PURSUANT TO
  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the accompanying Annual Report on Form 10-K of Provident Financial Holdings, Inc. ("the Company") for the period ending June 30, 2002 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  Date: September 26, 2002                                                      /s/Craig G. Blunden
                                                                                                    Craig G. Blunden
                                                                                                    Chairman, President and Chief Executive Officer


  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
  PURSUANT TO 18 U.S.C. SECTION 1350,
  AS ADOPTED PURSUANT TO
  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the accompanying Annual Report on Form 10-K of Provident Financial Holdings, Inc. ("the Company") for the period ending June 30, 2002 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
    the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  Date: September 26, 2002                                                                                 /s/Donavon P. Ternes
                                                                                                                              Donavon P. Ternes
                                                                                                                              Chief Financial Officer
