Form 10-K/A
period 2002-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2002-09-30
CIK 1010470

This Registrant hereby amends this cover page to its Annual Report on Form 10-K for the fiscal year ended June 30, 2002 to correct the Commission File Number:

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28304

PROVIDENT FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware	33-0704889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

3756 Central Avenue, Riverside, California	92506
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (909) 686-6060

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


SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                            Provident Financial Holdings, Inc.

                                                                                                            /s/Donavon P. Ternes
Date: September 27, 2002                                                                Donavon P. Ternes
                                                                                                            Chief Financial Officer
                                                                                                            (Duly Authorized Representative)
