Form 10-Q
period 2002-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2002-11-13
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission File Number: 000-28304

PROVIDENT FINANCIAL HOLDINGS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0704889 (I.R.S. Employer I.D. Number)

3756 Central Avenue, Riverside, California 92506 (Address of principal executive offices and zip code)

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

(1) Yes X No
(2) Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common stock, $ 0.01 par value	As of November 12, 2002 5,211,169 shares*

* Includes 344,913 shares held by the employee stock ownership plan ("ESOP") that have not been released, committed to be released, or allocated to participant accounts; and 33,329 shares held by the management recognition plan ("MRP") which have been committed to be released and allocated to participant accounts.


PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Consolidated Financial Statements of
	Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition
	as of September 30, 2002 and June 30, 2002	1
	Consolidated Statements of Operations
	for the quarter ended September 30, 2002 and 2001	2
	Consolidated Statements of Changes in Stockholders' Equity
	for the quarter ended September 30, 2002 and 2001	3
	Consolidated Statements of Cash Flows
	for the quarter ended September 30, 2002 and 2001	4
	Selected Notes to Unaudited Interim Consolidated Financial Statements.	5

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	8
	Critical Accounting Policies	9
	Comparison of Financial Condition at September 30, 2002 and June 30, 2002	9
	Comparison of Operating Results
	for the Quarter Ended September 30, 2002 and 2001	10
	Asset Quality	16
	Loan Volume Activities	18
	Liquidity and Capital Resources	18
	Commitments and Derivatives	20
	Stockholders' Equity	21
	Stock Option Plan and Management Recognition Plan	22
	Supplemental Information	22

ITEM 3 -	Quantitative and Qualitative Disclosure about Market Risk	22

ITEM 4 -	Controls and Procedures	24

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	24
ITEM 2 -	Changes in Securities	24
ITEM 3 -	Defaults upon Senior Securities	24
ITEM 4 -	Submission of Matters to Vote of Shareholders	24
ITEM 5 -	Other Information	24
ITEM 6 -	Exhibits and Reports on Form 8-K	24

SIGNATURES		25

CERTIFICATION LETTERS.		26


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Financial Condition
 (Unaudited)
Dollars In Thousands
	September 30,	June 30,
	2002	2002
Assets
Cash	$ 32,663	$ 27,700
Investment securities held to maturity, at amortized cost
(fair value $168,637 and $157,705, respectively)	168,087	157,122
Investment securities available for sale at fair value	135,730	114,826
Loans held for investment, net of allowance for loan losses of
$6,794 and $6,579, respectively	626,967	593,554
Loans held for sale, at lower of cost or market	10,177	1,747
Receivable from sale of loans	78,130	67,241
Accrued interest receivable	6,669	5,591
Real estate held for investment, net	11,036	11,150
Other real estate owned, net	649	313
Federal Home Loan Bank stock	13,123	13,000
Premises and equipment, net	8,069	8,119
Prepaid expenses and other assets	6,957	4,955

Total assets	$ 1,098,257	$ 1,005,318

Liabilities and Stockholders' Equity
Liabilities:
Non-interest-bearing deposits	$ 32,776	$ 31,076
Interest-bearing deposits	675,584	646,372
Total deposits	708,360	677,448

Borrowings	262,459	202,466
Accounts payable, accrued interest and other liabilities	26,383	22,373
Total liabilities	997,202	902,287

Stockholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued and outstanding
	-	-
Common stock, $.01 par value; authorized 15,000,000 shares; issued 7,712,515 and 7,712,515 shares, respectively; outstanding 5,221,057 and 5,463,199 shares, respectively

	77	77
Additional paid-in capital.	52,352	52,178
Retained earnings.	86,226	82,805
Treasury stock at cost (2,491,458 and 2,249,316 shares, respectively)
	(35,816)	(30,027)
Unearned stock compensation	(2,861)	(2,866)
Accumulated other comprehensive income, net of tax	1,077	864

Total stockholders' equity	101,055	103,031

Total liabilities and stockholders' equity.	$ 1,098,257	$ 1,005,318

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC. Consolidated Statements of Operations (Unaudited) In Thousands, Except Earnings Per Share
	Three Months Ended September 30,

	2002	2001
Interest income:
Loans receivable, net	$ 11,734	$ 14,553
Investment securities	2,679	3,371
Federal Home Loan Bank stock	192	201
Interest-earning deposits	6	458
Total interest income	14,611	18,583

Interest expense:
Checking and money market deposits	436	799
Savings deposits	931	873
Time deposits	3,156	5,926
Borrowings	3,017	4,157
Total interest expense	7,540	11,755

Net interest income	7,071	6,828
Provision for loan losses	200	120
Net interest income after provision for loan losses	6,871	6,708

Non-interest income:
Loan servicing and other fees	489	557
Gain on sale of loans, net	4,110	2,260
Real estate operations, net	208	159
Deposit account fees	443	369
Gain on sale of investment securities	266	-
Other	545	337
Total non-interest income	6,061	3,682

Non-interest expense:
Salaries and employee benefits	4,277	4,098
Premises and occupancy	617	563
Equipment	490	526
Professional expenses	167	177
Sales and marketing expenses	232	186
Other	912	1,069
Total non-interest expense	6,695	6,619

Income before taxes	6,237	3,771
Provision for income taxes	2,543	1,573
Net income	$ 3,694	$ 2,198

Basic earnings per share	$ 0.74	$ 0.42
Diluted earnings per share	$ 0.69	$ 0.39
Cash dividends per share	$ 0.05	-

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars In Thousands, Except Shares
For the Quarters Ended September 30, 2002 and 2001
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income, net of tax	Total
Balance at June 30, 2002	5,463,199	$ 77	$ 52,178	$ 82,805	$ (30,027)	$ (2,866)	$ 864	$ 103,031

Comprehensive income:
Net income				3,694				3,694
Unrealized holding gain on securities available for sale, net of tax							213	213
Total comprehensive income								3,907

Purchase of treasury stock	(254,700)				(6,046)			(6,046)
Amortization and grants for MRP	12,558				257	(81)		176
Allocations of contribution to ESOP			174			86		260
Cash dividends				(273)				(273)

Balance at September 30, 2002	5,221,057	$ 77	$ 52,352	$ 86,226	$ (35,816)	$ (2,861)	$ 1,077	$ 101,055

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income, net of tax	Total
Balance at June 30, 2001	5,716,306	$ 77	$ 51,518	$ 73,697	$ (24,993)	$ (3,766)	$ 725	$ 97,258

Comprehensive income:
Net income				2,198				2,198
Unrealized holding gain on securities available for sale, net of tax.							616	616
Total comprehensive income								2,814

Purchase of treasury stock	(62,550)				(999)			(999)
Issuance of shares under stock-
option plan	2,250		23					23
Amortization for MRP						185		185
Allocations of contribution to ESOP			93			68		161

Balance at September 30, 2001	5,656,006	$ 77	$ 51,634	$ 75,895	$ (25,992)	$ (3,513)	$ 1,341	$ 99,442

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
 (Unaudited)
In Thousands

	Three Months Ended September 30,

	2002	2001
Cash flows from operating activities:
Net income	$ 3,694	$ 2,198
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	1,052	890
Provision for loan losses	200	120
Provision for real estate losses	-	20
Gain on sale of loans	(4,110)	(2,260)
Gain on sale on investment securities	(266)	-
Increase in accounts payable and other liabilities	3,862	441
(Increase) decrease in prepaid expense and other assets	(3,080)	529
Loans originated for sale	(255,951)	(269,055)
Proceeds from sale of loans	240,742	339,195
Stock based compensation	436	346
Net cash (used for) provided by operating activities	(13,421)	72,424

Cash flows from investing activities:
Net (increase) decrease in loans held for investment	(34,176)	54,291
Maturity and call of investment securities held to maturity	70,904	67,938
Maturity and call of investment securities available for sale	16,500	32,238
Principal payments from mortgage backed securities	7,663	224
Purchase of investment securities held to maturity	(82,337)	(83,625)
Purchase of investment securities available for sale	(54,859)	(66,126)
Proceeds from sales of investment securities available for sale	10,237	-
(Purchase) sales of Federal Home Loan Bank stock	(123)	639
Net sales of other real estate owned	288	638
Purchases of premises and equipment	(299)	(1,378)
Net cash (used for) provided by investing activities	(66,202)	4,839

Cash flows from financing activities:
Net increase (decrease) in deposits	30,912	(22,741)
Repayment of Federal Home Loan Bank advances	(1,346,407)	(10,004)
Proceeds of Federal Home Loan Bank advances	1,406,400	1,696
Exercise of stock options	-	23
Cash dividends	(273)	-
Treasury stock purchases	(6,046)	(999)
Net cash provided by (used for) financing activities	84,586	(32,025)
Net increase in cash and cash equivalents	4,963	45,238
Cash and cash equivalents at beginning of period	27,700	26,839
Cash and cash equivalents at end of period	$ 32,663	$ 72,077

Supplemental information:
Cash paid for interest	$ 7,885	$ 11,594
Cash paid for income taxes	860	2,000
Real estate acquired in settlement of loans	649	119

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Note 1: Basis of Presentation

The unaudited interim consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The balance sheet data at June 30, 2002 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. (the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2002 (SEC File No. 000-28304) of the Corporation. Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation. The results of operations for the interim periods are not indicative of results for the full year.

Note 2: Earnings Per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following tables provide the basic and diluted EPS computations for the quarter ended September 30, 2002 and 2001, respectively.

	For the Quarter Ended September 30,

	2002	2001
Numerator:
Net income numerator for basic earnings per share and diluted earnings per share- income available to common stockholders

	$ 3,694,324	$ 2,198,341

Denominator:
Denominator for basic earnings per share: Weighted-average shares
	4,968,484	5,176,612

Effect of dilutive securities:
Stock option dilution	323,343	168,638
Stock award dilution	50,762	116,606

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	5,342,589	5,461,856

Basic earnings per share	$ 0.74	$ 0.42
Diluted earnings per share	$ 0.69	$ 0.39


Note 3: Operating Segment Reports

The Corporation operates in two business segments: community banking (Provident Bank) and mortgage banking (Provident Bank Mortgage, a division of Provident Bank). The following tables set forth condensed income statements and total assets for the Corporation's operating segments for the quarter ended September 30, 2002 and 2001, respectively.
	For the Quarter Ended September 30, 2002
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income	$ 6,260	$ 611	$ 6,871

Non-interest income:
Loan servicing and other fees	(608)	1,097	489
Gain on sale of loans, net	17	4,093	4,110
Real estate operations, net	193	15	208
Deposit account fees	443	-	443
Gain on sale of investment securities	266	-	266
Other	545	-	545
Total non-interest income	856	5,205	6,061

Non-interest expense:
Salaries and employee benefits	2,855	1,422	4,277
Premises and occupancy	480	137	617
Operating and administrative expenses	1,136	665	1,801
Total non-interest expense	4,471	2,224	6,695
Income before taxes	$ 2,645	$ 3,592	$ 6,237

Total assets, end of period	$ 1,018,750	$ 79,507	$ 1,098,257

	For the Quarter Ended September 30, 2001
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income	$ 6,128	$ 580	$ 6,708

Non-interest income:
Loan servicing and other fees	141	416	557
Gain on sale of loans, net	38	2,222	2,260
Real estate operations, net	171	(12)	159
Deposit account fees	369	-	369
Other	337	-	337
Total non-interest income	1,056	2,626	3,682

Non-interest expense:
Salaries and employee benefits	3,119	979	4,098
Premises and occupancy	440	123	563
Operating and administrative expenses	1,319	639	1,958
Total non-interest expense	4,878	1,741	6,619
Income before taxes	$ 2,306	$ 1,465	$ 3,771

Total assets, end of period	$ 1,011,208	$ 78,023	$ 1,089,231


Note 4: Recent Accounting Pronouncements

SFAS No. 141:
SFAS No. 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; the use of the pooling-of-interest method is no longer allowed. The adoption of this statement had no material impact on the Corporation's financial position, results of operations or cash flows.

SFAS No. 142:
SFAS No. 142, "Goodwill and Other Intangible Assets," requires that amortization of goodwill ceases and as an alternative, the carrying value of goodwill be evaluated for impairment on at least an annual basis. Intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact on the Corporation's financial position, results of operations or cash flows.

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

SFAS No. 146:
SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entities' commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of this statement shall be effective for exit or disposal activities initiated after December 31, 2002.  The adoption of this statement is not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.

SFAS No. 147:
In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which provides guidance on the accounting for the acquisition of a financial institution.  This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets."  Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," will not apply after September 30, 2002.  If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement.  Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements.  Additionally, the scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  This statement is effective for the Bank beginning October 1, 2002.  The Corporation has adopted the new standard as of October 1, 2002 and the adoption of this standard did not have a material impact on the Company's financial position or results of operation.


Note 5: Subsequent Event
Provident Financial Holdings, Inc. announced on October 28, 2002 that the Corporation's Board of Directors declared a quarterly cash dividend of $0.05 per share on the Corporation's outstanding shares of common stock. Shareholders of record at the close of business on November 15, 2002 will be entitled to receive the cash dividend. The cash dividend will be payable on December 6, 2002.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Provident Financial Holdings, Inc. (the "Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. (the "Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At September 30, 2002, the Corporation had total assets of $1.1 billion, total deposits of $708.4 million and total stockholders' equity of $101.1 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank, founded in 1956, is federally chartered and headquartered in Riverside, California. The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are federally insured up to applicable limits by the FDIC (under the Savings Association Insurance Fund ("SAIF")). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1956.

The Bank's business consists of community banking activities and mortgage banking activities. Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank's full service offices and investing these funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans. In addition, the Bank also offers business checking accounts, other business banking services and services loans for others. Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences. The Bank's revenues are derived principally from interest on its loan and investment portfolios and fees generated through its community banking and mortgage banking activities. There are various risks inherent in the Bank's business. The Bank's business is subject to, among other risks, interest rate changes and the prepayment of loans and investments.

The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation's earnings per share. The Corporation considers the repurchase of its common stock if the market value of the stock is lower than its book value and/or the Corporation believes that the current stock price is under valued as compared to its current and future income projections. Consideration is also given to the Corporation's liquidity and capital requirements and its future capital needs based on the Corporation's current business plans. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is normally one year. Once the stock repurchase program is authorized, Management may repurchase the Corporation's common stock from time to time in the open market, depending upon market conditions and the factors described above.

In July 2002, the Board of Directors of the Corporation approved a quarterly cash dividend policy, with the first quarterly cash dividend of $0.05 per share distributed on August 30, 2002 to shareholders of record on August 7, 2002. Future declarations or payments of dividends will be subject to determination by the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.


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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) Statement of Financial Accounting Standards, or SFAS, No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogenous loans (ii) a specific allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. This history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates. Historical loss information, discounted cash flows and fair market value of collateral. The use of these values is inherently subjective and the actual losses could be greater or less than the estimates. Also see "Provision for Loan Losses."

SFAS No.133 requires that off-balance sheet derivatives of the Corporation are recorded in the Consolidated Financial Statements at fair value. The Bank's derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans and option contracts to hedge the risk of the commitments. Estimates of the percentage of commitments to extend credit on loans to be held for sale that will not fund are based upon historical data and current market trends. The fair value adjustments of the derivatives are recorded in the Consolidated Statements of Operations with offsets to other assets or other liabilities in the Consolidated Statements of Financial Condition.

Comparison of Financial Condition at September 30, 2002 and June 30, 2002

Total assets as of September 30, 2002 increased $93.0 million to $1.10 billion from $1.01 billion at June 30, 2002. This increase was primarily a result of increases in loans held for investment, loans held for sale, receivable from sale of loans and investment securities.

Total loans held for investment increased $33.4 million, or 6 percent, to $627.0 million at September 30, 2002 from $593.6 million at June 30, 2002. Despite a large number of loan repayments during the first quarter of fiscal 2003 ($94.6 million, or 15 percent of the average loans held for investment), the Bank was able to add $129.3 million of loans held for investment, of which $46.8 million were "preferred" loans (multi-family, commercial real estate, construction and commercial business loans). The increase in the preferred loans reflects the Corporation's strategies stated in the Form 10-K for the year ended June 30, 2002. Of the total new loans held for investment, $12.1 million were purchased loans, all of which were


preferred loans. Total purchased loans serviced by others at September 30, 2002 were $36.5 million or 6 percent of the loans held for investment, compared to $33.7 million or 6 percent of the loans held for investment at June 30, 2002.

Total loans held for sale increased $8.5 million to $10.2 million at September 30, 2002 from $1.7 million at June 30, 2002. This increase was primarily a result of the timing between the loan funding dates versus the loan sale dates.

Total receivable from the sale of loans increased $10.9 million to $78.1 million at September 30, 2002 from $67.2 million at June 30, 2002. The increase in the receivable was primarily a result of the timing between the loan sale dates versus settlement dates.

Total investment securities increased $31.9 million, or 12 percent, to $303.8 million at September 30, 2002 from $271.9 million at June 30, 2002. For the first three months of fiscal 2003, $87.4 million of investment securities were called by the issuers and $10.0 million of investment securities were sold for a gain, while $134.9 million of investment securities were purchased. The high volume of called securities was the result of the significant decline in interest rates during the period and the result of intended purchases of callable short-term investments which have coupon rates higher than market rates ("cushion bonds"). The types of securities called were government agency callable bonds and were primarily issued by the FHLB, the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").

Total deposits increased $31.0 million, or 5 percent, to $708.4 million at September 30, 2002 from $677.4 million at June 30, 2002. This increase was primarily attributable to an increase of $12.8 million in transaction deposits and an increase of $18.1 million in certificates of deposit. The Corporation continued its focus on building client relationships through checking accounts and fee generating products and services.

Borrowings, which consist entirely of FHLB advances, increased $60.0 million, or 30 percent, to $262.5 million at September 30, 2002 from $202.5 million at June 30, 2002. The average maturity of the Corporation's existing FHLB advances was approximately 44 months (26 months, based on put dates) at September 30, 2002 as compared to the average maturity of 46 months (27 months, based on put dates) at June 30, 2002.

Total stockholders' equity decreased $1.9 million, or 2 percent, to $101.1 million at September 30, 2002, from $103.0 million at June 30, 2002 due primarily to the stock repurchases and the impact of stock based compensation accruals, partly offset by the net income during the first three months of fiscal 2003. A total of 254,700 shares, with an average price of $23.74 per share, were repurchased during the first three months of fiscal 2003. As a result of these stock repurchases, the March 2002 Stock Repurchase Plan was completed earlier than anticipated and a total of 277,200 shares were purchased at an average cost of $22.81 per share. Subsequent to the Stock Repurchase Plan announced on September 17, 2002, a total of 75,000 shares have been repurchased at an average cost of $25.00 per share. During the first three months of fiscal 2003, the Corporation awarded 12,558 shares of common stock to outside directors and certain officers pursuant to the Management Recognition Plan ("MRP").

Comparison of Operating Results for the Quarter Ended September 30, 2002 and 2001

The Corporation's net income for the quarter ended September 30, 2002 was $3.7 million, an increase of $1.5 million, or 68 percent, from $2.2 million during the same quarter of fiscal 2002. This increase was primarily attributable to an increase in the gain on sale of loans.

The Corporation's net interest income before loan loss provision increased by $243,000, or 4 percent to $7.1 million for the quarter ended September 30, 2002 from $6.8 million during the comparable period of fiscal 2002. This increase was the result of a higher net interest margin, which was partly offset by a decrease in the average earning assets. The net interest margin improved to 2.94 percent in the first quarter of fiscal 2003 from 2.60 percent during the same period of fiscal 2002. The increase in the net interest


margin during the first three months of fiscal 2003 was primarily a result of the decline in the average cost of funds, which outpaced the decline in the average yield of the earning assets.

The Corporation's efficiency ratio improved to 51 percent in the first quarter of fiscal 2003 from 63 percent in the same period of fiscal 2002. Return on average assets for the quarter ended September 30, 2002 increased to 1.46 percent from 0.79 percent in the same period last year. Return on average equity for the quarter ended September 30, 2002 increased to 14.25 percent from 8.93 percent in the same period last year.

Diluted earnings per share for the quarter ended September 30, 2002 were $0.69, an increase of 77 percent from $0.39 for the quarter ended September 30, 2001. The increase in the diluted earnings per share was the result of the higher net income recorded during the three months ended September 30, 2002 and the shares purchased while executing the Corporation's stock repurchase program during the last 12 months.

Interest Income. Total interest income decreased by $4.0 million, or 22 percent, to $14.6 million for the quarter of fiscal 2003 from $18.6 million during the same quarter of fiscal 2002. This decrease was primarily the result of a lower average loan balance and a lower average loan yield. The average earning assets during the first quarter of fiscal 2003 were $962.1 million, a decrease of $89.8 million or 9 percent, from $1.05 billion during the same period of fiscal 2002. The average yield on earning assets during the first quarter of fiscal 2003 was 6.07 percent, 100 basis points lower than the average yield of 7.07 percent during the same period of fiscal 2002.

Loan interest income decreased $2.9 million, or 20 percent, to $11.7 million in the quarter ended September 30, 2002 as compared to $14.6 million for the same quarter of fiscal 2002. This decrease was attributable to a lower average loan balance and a lower average loan yield. The average balance of loans outstanding, including the receivable from sale of loans and the loans held for sale decreased $93.6 million, or 12 percent, to $672.7 million during the first quarter of fiscal 2003 from $766.3 million during the same quarter of fiscal 2002. The average loan yield during the first quarter of fiscal 2003 was 6.98 percent as compared to 7.60 percent during the same quarter last year. The decline of the average loan balance and the average loan yield were primarily attributable to loan prepayments and loans repriced to lower interest rates resulting from the significant decline in mortgage interest rates, in addition to new mortgage loans with lower interest rates.

Interest income from investment securities decreased $692,000, or 21 percent, to $2.7 million during the quarter ended September 30, 2002 from $3.4 million during the same quarter of fiscal 2002. This decrease was primarily due to a decrease in the average yield, which was partly offset by an increase in the average balance. The yield on the investment securities portfolio decreased 235 basis points from 6.24 percent during the quarter ended September 30, 2001 to 3.89 percent during the quarter ended September 30, 2002. The average balance of investment securities increased $59.2 million, or 27 percent, to $275.4 million in the first quarter of fiscal 2003 from $216.2 million in the same quarter of fiscal 2002.

FHLB stock dividends decreased by $9,000, or 4 percent, to $192,000 in the first quarter of fiscal 2003 from $201,000 in the same period of fiscal 2002. This decrease was attributable to a lower average balance, which was partly offset by a higher average yield. The average balance of FHLB stock declined $3.6 million to $12.4 million during the first quarter of fiscal 2003 from $16.0 million during the same period of fiscal 2002. The average yield on FHLB stock increased 117 basis points to 6.18 percent during the first quarter of fiscal 2003 from 5.01 percent during the same period last year. The increase in the average yield in the first quarter of fiscal 2003 was primarily the result of an additional $58,000 in dividend income received in August 2002. Excluding the dividend income adjustment, the yield in the first quarter of fiscal 2003 would have been 4.31 percent, a decrease of 70 basis points from the same period last year.

Interest income from interest-earning deposits decreased $452,000 to $6,000 in the first quarter of fiscal 2003 from $458,000 in the same period of fiscal 2002. This decrease was attributable to a lower average balance and a lower average yield. The average balance of interest-earning deposits decreased to $1.5 million during the first quarter of fiscal 2003 from $53.3 million during the same period of fiscal 2002. The decrease in the average balance was primarily attributable to a decrease of federal funds investments, resulting from the investment of excess funds in short-term investment securities. The average yield on the


interest-bearing deposits decreased 187 basis points to 1.57 percent during the first quarter of fiscal 2003 from 3.44 percent during the same period last year. The decline in the average yield was mainly due to the decline in the federal funds rate during the first quarter of fiscal 2003 as compared to the same period of fiscal 2002.

Interest Expense. Total interest expense for the quarter ended September 30, 2002 was $7.5 million as compared to $11.8 million for the same period of fiscal 2002, a decrease of $4.3 million, or 36 percent. This decrease was primarily attributable to a decrease in the average balance and the average cost. The average cost of liabilities was 3.38 percent during the quarter ended September 30, 2002, down 138 basis points compared to 4.76 percent during the same period of fiscal 2002. The average balance of interest-bearing liabilities declined $94.5 million, or 10 percent, to $884.7 million during the first quarter of fiscal 2003 from $979.2 million during the same period last year.

Interest expense on deposits for the quarter ended September 30, 2002 was $4.5 million as compared to $7.6 million for the same period of fiscal 2002, a decrease of $3.1 million, or 41 percent. Average deposits decreased $35.5 million, or 5 percent, to $685.1 million during the quarter ended September 30, 2002 from $720.6 million during the same period of fiscal 2002. The average cost of deposits decreased to 2.62 percent during the quarter ended September 30, 2002 from 4.18 percent during the same quarter of fiscal 2002, a decline of 156 basis points. The decline in the average cost was attributable to the general decline in interest rates and also to the change in the composition of the deposits. The average balance of transaction deposits increased to 51 percent of total deposits in the first quarter of fiscal 2003, compared to 40 percent of the total deposits in the same period last year.

Interest expense on borrowings for the quarter ended September 30, 2002 was $3.0 million as compared to $4.2 million for the same period of fiscal 2002, a decrease of $1.2 million, or 29 percent. The average balance of borrowings was $199.6 million during the quarter ended September 30, 2002 as compared to $258.7 million for the same quarter of fiscal 2002, a decrease of $59.1 million, or 23 percent. The average cost of borrowings decreased to 6.00 percent for the quarter ended September 30, 2002 from 6.38 percent in the same quarter of fiscal 2002, a decline of 38 basis points. The Bank prepaid $20.0 million of FHLB advances requiring a $298,000 interest penalty during the first quarter of fiscal 2003 and $10.0 million of FHLB advances requiring a $55,000 interest penalty during the same period last year. Excluding the prepayments, the average cost of borrowings would have been 5.46 percent in the first quarter of fiscal 2003 and 6.30 percent in the same period last year.


The following table depicts the average balance sheets for the quarter ended September 30, 2002 and 2001, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	September 30, 2002			September 30, 2001
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 672,666	$ 11,734	6.98%	$ 766,296	$ 14,553	7.60%
Investment securities	275,430	2,679	3.89%	216,232	3,371	6.24%
FHLB stock (2)	12,425	192	6.18%	16,034	201	5.01%
Interest-earning deposits	1,532	6	1.57%	53,326	458	3.44%

Total interest-earning assets	962,053	14,611	6.07%	1,051,888	18,583	7.07%

Non-interest-earning assets	47,806			56,364

Total assets	$ 1,009,859			$ 1,108,252

Interest-bearing liabilities:
Checking and money market deposits	179,885	436	0.96%	164,512	799	1.93%
Savings deposits	172,202	931	2.14%	121,284	873	2.86%
Time deposits	333,005	3,156	3.76%	434,784	5,926	5.41%

Total deposits	685,092	4,523	2.62%	720,580	7,598	4.18%

Borrowings (3)	199,646	3,017	6.00%	258,655	4,157	6.38%

Total interest-bearing liabilities	884,738	7,540	3.38%	979,235	11,755	4.76%

Non-interest-bearing liabilities	21,450			30,588

Total liabilities	906,188			1,009,823

Stockholders' equity	103,671			98,429
Total liabilities and stockholders' equity
	$ 1,009,859			$ 1,108,252

Net interest income		$ 7,071			$ 6,828

Interest rate spread (4)			2.69%			2.30%
Net interest margin (5)			2.94%			2.60%
Ratio of average interest-earning assets to average interest-bearing liabilities

			108.74%			107.42%
Return on average assets			1.46%			0.79%
Return of average equity			14.25%			8.93%

(1)	Includes loans held for sale, net, and receivable from sale of loans.
(2)	The increase in the average yield in the first quarter of fiscal 2003 was primarily the result of an additional $58,000 in dividend income received in August 2002. Excluding the income adjustment, the yield would have been 4.31 percent.
(3)	Includes the FHLB interest penalties of $298 in the first quarter of fiscal 2003 and $55 in the first quarter of fiscal 2002; excluding the prepayments, the cost of borrowings would have been 5.46 percent and 6.30 percent, respectively.
(4)	Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(5)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


The following table provides the rate/volume variances for the quarters ended September 30, 2002 and 2001, respectively:

Rate/Volume Variance
(Dollars in thousands)

	Quarter Ended September 30, 2002 Compared
	to Quarter Ended September 30, 2001
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest income:
Loans receivable (1)	$ (1,185)	$ (1,779)	$ 145	$ (2,819)
Investment securities	(1,267)	923	(348)	(692)
FHLB stock	47	(45)	(11)	(9)
Interest-bearing deposits	(249)	(445)	242	(452)
Total net change in income on interest-earning assets
	(2,654)	(1,346)	28	(3,972)

Interest-bearing liabilities:
Savings accounts	(400)	75	(38)	(363)
Demand and NOW accounts	(217)	367	(92)	58
Certificates of deposit	(1,805)	(1,388)	423	(2,770)
FHLB advances	(248)	(949)	57	(1,140)
Total net change in expense on interest-bearing liabilities
	(2,670)	(1,895)	350	(4,215)
Net change in net interest (loss) income
	$ 16	$ 549	$ (322)	$ 243

(1)	Includes loans held for sale and receivable from sale of loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

Provision for Loan Losses. A $200,000 loan loss provision was recorded during the first quarter of fiscal 2003, as compared to $120,000 during the same period of fiscal 2002. The allowance for loan losses was $6.8 million at September 30, 2002 as compared to $6.6 million at June 30, 2002. The allowance for loan losses as a percentage of gross loans held for investment was 1.07 percent at September 30, 2002 as compared to 1.10 percent at June 30, 2002.

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans. Provisions for losses are charged against operations on a monthly basis as necessary to maintain the allowance at appropriate levels. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the portfolio. Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Corporation's loan portfolio, will not request the Corporation to increase significantly its allowance for loan losses. Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected due to economic, operating, regulatory, and other conditions beyond the control of the Corporation.


The following table is provided to disclose additional details on the Corporation's allowance for loan losses and asset quality:

Allowance for Loan Losses

	Three Months Ended
	September 30,
(Dollars in thousands)	2002	2001

Allowance at beginning of period	$ 6,579	$ 6,068
Provision for loan losses	200	120
Recoveries:
Mortgage loans:
Single-family	-	-
Multi-family	-	67
Commercial real estate	-	-
Construction	-	-
Commercial business loans	-	-
Consumer loans	20	-

Total recoveries	20	67

Charge-offs:
Mortgage loans:
Single-family	-	-
Multi-family	-	-
Commercial real estate	-	-
Construction	-	-
Commercial business loans	-	-
Consumer loans	(5)	-

Total charge-offs	(5)	-

Net recoveries	15	67
Balance at end of period	$ 6,794	$ 6,255

Allowance for loan losses as a percentage of gross loans held for investment.
	1.07%	0.97%

Net recoveries as a percentage of average loans outstanding during the period
	(0.01)%	(0.03)%

Allowance for loan losses as a percentage of non-performing loans at the end of the period.
	766.82%	231.67%

Non-Interest Income. Total non-interest income increased $2.4 million, or 65 percent, to $6.1 million during the quarter ended September 30, 2002 from $3.7 million during the same period of fiscal 2002. The increase in non-interest income was primarily attributable to an increase in the gain on sale of loans.

The gain on sale of loans increased $1.8 million, or 78 percent, to $4.1 million for the quarter ended September 30, 2002 from $2.3 million during the same quarter of fiscal 2002. This increase was primarily the result of a higher average loan sale margin in the first quarter of fiscal 2003 compared to the same quarter of fiscal 2002. The average loan sale margin during the first quarter of fiscal 2003 was 1.44 percent as compared to 0.82 percent during the same period of fiscal 2002. Total loans originated for sale during the first quarter of fiscal 2003 decreased $13.1 million, or 5 percent, to $256.0 million as compared


to $269.1 million in the same period of fiscal 2002. The decrease in the loans originated for sale was a result of a larger portion of loan origination volume retained as loans held for investment. Total loan originations, which included $12.1 million of purchased loans, were $385.2 million in the first quarter of fiscal 2003, compared to $308.8 million, which included $9.8 million of purchased loans, in the same period last year. Loan originations held for investment, including purchased loans, were $129.3 million in the first quarter of fiscal 2003, compared to $39.8 million in the same period last year.

Non-Interest Expense. Total non-interest expense increased $76,000, or 1 percent, to $6.7 million during the quarter ended September 30, 2002 from $6.6 million in the same period of fiscal 2002. This increase was primarily attributable to an increase in loan production related expenses, such as commissions paid to loan agents, employee incentives and marketing expenses. These increases were partially offset by a decrease in equipment, professional and other operating expenses. The efficiency ratio in the first quarter of fiscal 2003 improved to 51 percent as compared to 63 percent during the same period last year.

Income taxes. Income tax expense was $2.5 million for the quarter ended September 30, 2002 as compared to $1.6 million during the same period of fiscal 2002. The effective tax rate for the quarters ended September 30, 2002 and 2001 was approximately 41 percent and 42 percent, respectively.

Asset Quality. Non-accrual loans, which primarily consisted of single-family loans, declined $1.8 million to $886,000 at September 30, 2002 from $2.7 million at September 30, 2001. No interest accruals were made for loans that were past due 90 days or more.

The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment decreased to 0.14 percent at September 30, 2002 from 0.42 percent at September 30, 2001. Non-performing assets, including real estate owned, as a percentage of total assets decreased to 0.14 percent at September 30, 2002 from 0.26 percent last year. The improvement in the non-performing assets was due primarily to fewer mortgage loans classified as non-accrual, and the payoff of three loans classified at September 30, 2001.

Restructured loans declined from $1.4 million at September 30, 2001 to zero at September 30, 2002, which is attributable to the payoff of the single remaining loan restructured in prior periods.

The Corporation reviews significant loans individually and identifies when impairment has occurred. Loans are identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent.


The following table is provided to disclose details on asset quality (dollars in thousands):
	At September 30,	At September 30,
	2002	2001
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 746	$ 1,828
Multi-family	-	-
Commercial real estate	-	-
Construction	-	-
Commercial business loans	75	819
Consumer loans	65	53
Other loans	-	-

Total	886	2,700

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
Single-family	-	-
Multi-family	-	-
Commercial real estate	-	-
Construction	-	-
Commercial business loans	-	-
Consumer loans	-	-
Other loans	-	-

Total	-	-

Total of non-accrual and 90 days past due loans	886	2,700

Real estate owned	649	123

Total non-performing assets	$ 1,535	$ 2,823

Restructured loans	-	$ 1,424

Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net
	0.14%	0.42%

Non-accrual and 90 days or more past due loans as a percentage of total assets
	0.08%	0.25%

Non-performing assets as a percentage of total assets	0.14%	0.26%


The following table is provided to disclose details related to the volume of loans originated, purchased and sold:

Loan Volume Activities
(In thousands)

	For the Quarter Ended
	September 30,
	2002	2001
Loans originated for sale:
Retail originations	$ 97,261	$ 102,241
Wholesale originations	158,690	166,814
Total loans originated for sale	255,951	269,055

Loans sold:
Servicing released	(234,267)	(335,435)
Servicing retained	(5,594)	(1,500)
Total loans sold	(239,961)	(336,935)

Loans originated for portfolio:
Mortgage loans:
Single-family	81,552	8,204
Multi-family	375	1,696
Commercial real estate	14,430	4,150
Construction	18,943	14,327
Commercial business loans	1,011	-
Consumer loans	-	497
Other loans	871	1,055
Total loans originated for portfolio	117,182	29,929

Loans purchased for portfolio:
Mortgage loans:
Multi-family	-	1,590
Commercial real estate	5,062	-
Construction	7,027	8,245
Total loans purchased	12,089	9,835

Mortgage loan principal repayments	(94,576)	(93,263)
Real estate acquired in settlement of loans	(649)	(93)
(Increase) decrease in receivable from sale of loans	(10,889)	66,766
Increase (decrease) in other items, net (1)	2,696	(1,773)

Net increase (decrease) in loans held for investment and held for sale	$ 41,843	$ (56,479)

(1)	Includes changes in loans in process, discounts, deferred fees and costs and loan loss reserves.

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

The Bank has a standard credit facility available from the FHLB of San Francisco equal to 40 percent of its total assets, collateralized by loans and securities. As of September 30, 2002, the Bank's available credit facility from the FHLB is $198.6 million. In addition to the FHLB credit facility, the Bank has an unsecured line of credit of $45.0 million with its correspondent bank.


The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash to meet short-term liquidity needs. At September 30, 2002, cash and cash equivalents totaled $32.7 million, or 3 percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Bank may rely on FHLB borrowings or unsecured lines of credit for its liquidity needs.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2001, the rule still requires thrifts to maintain adequate liquidity to assure safe and sound operation. The Bank's average liquidity ratio for the quarter ended September 30, 2002 decreased to 26 percent from 31 percent during the same period ending September 30, 2001. This decrease was primarily due to the redeployment of available cash flows into loans held for investment or non-qualifying investments.

The Bank has been experiencing a large volume of loan prepayments in its loan portfolio and it has become increasingly difficult to reinvest these cash flows in assets that carry similar or better interest rate risk characteristics. The recent refinance market has been dominated by fixed rate loans and the Bank does not add long-term fixed rate loans to its portfolio particularly when interest rates are at or near historical lows. Therefore, while the Bank has taken steps to address the issue of rising liquidity levels, the Bank finds that a larger percentage of its earning assets are invested at significantly lower rates than the Bank would like. The Bank has mitigated the impact of this in several ways. The Bank has increased the balance of the investment securities portfolio, generated more loans for portfolio from its mortgage banking, business banking and major loan divisions, and purchased commercial real estate and construction loans from other financial institutions. Also, the Bank has reduced the average balance of certificates of deposit and the average balance of FHLB advances. This has been accomplished with prudent interest-rate-risk management practices.

The Bank is committed to changing the loan portfolio composition with more emphasis on multi-family, commercial real estate, construction and commercial business loans ("preferred loans"). These loans generally have higher yields as compared to single-family loans. During the first three months of fiscal 2003, the volume of loans generated for portfolio increased $89.5 million, or 225 percent, to $129.3 million as compared to $39.8 million in the comparable period last year. Of the total loans generated for portfolio, $46.8 million, or 36 percent were preferred loans.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet certain specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.


The Bank's actual and required capital amounts and ratios as of September 30, 2002 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 80,293	7.38%
Requirement	21,753	2.00%

Excess over requirement	$ 58,540	5.38%

Tier 1 (core) capital	$ 80,293	7.38%
Requirement to be "Well Capitalized"	$ 54,382	5.00%

Excess over requirement	$ 25,911	2.38%

Total risk-based capital	$ 87,394	15.28%
Requirement to be "Well Capitalized"	$ 57,181	10.00%

Excess over requirement	$ 30,213	5.28%

Tier 1 risk-based capital	$ 80,293	14.04%
Requirement to be "Well Capitalized"	$ 34,309	6.00%

Excess over requirement	$ 45,984	8.04%

Commitments and Derivatives. The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition. The Corporation's exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.
	September 30,	June 30,
Commitments	2002	2002
(In Thousands)

Undisbursed loan funds Construction loans	$ 32,952	$ 30,536
Undisbursed lines of credit Commercial business loans	9,845	10,285
Undisbursed lines of credit Consumer loans	11,065	11,730
	$ 53,862	$ 52,551

Commitments to extend credit are agreements to lend money to a customer at some future date as long as all conditions have been met in the agreement. These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee. Since some of these commitments are expected to expire, the total commitment amount outstanding does not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis prior to issuing a commitment. Interest rates on commitments to extend credit ranged from 5.00% to 11.50% at September 30, 2002 as compared to 6.00% to 14.50% at June 30, 2002. Commitments to extend credit on loans to be held for investment were $28.3 million at September 30, 2002 as compared to $18.2 million at June 30, 2002.


In an effort to minimize its exposure to interest rate fluctuations on commitments to extend credit where the underlying loan will be sold, the Corporation enters into forward loan sale agreements to sell certain dollar amounts of fixed rate and adjustable rate loans to third parties. These agreements specify the minimum maturity of the loans, the yield to the purchaser, the servicing spread to the Corporation (if servicing is retained), the maximum principal amount of all loans to be delivered and the maximum principal amount of individual loans to be delivered. The Corporation typically satisfies these forward loan sale agreements with its current loan production; at September 30, 2002 and June 30, 2002 the aggregate amount of loans held for sale and of commitments to extend credit on loans to be held for sale exceeded the Corporation's forward loan sale agreements. Interest rates on forward loan sale agreements ranged from 5.00% to 6.50% at September 30, 2002 as compared to 5.50% to 7.00% at June 30, 2002.

In addition to the instruments described above, the Corporation also purchases over-the-counter put option contracts (with expiration dates that generally coincide with the terms of the commitments to extend credit) which mitigate the interest rate risk inherent in commitments to extend credit. The contract amount of these instruments reflects the extent of involvement the Corporation has in this particular class of financial instruments. The Corporation's exposure to loss on these financial instruments is limited to the premiums paid for the put option contracts. Put options are adjusted to market in accordance with SFAS No. 133.

In accordance with SFAS No. 133 and interpretations of the Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or (other liabilities). The Corporation is not applying hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarters ended September 30, 2002 and 2001 was a gain of $286,000 and a loss of $298,000, respectively.
	September 30, 2002		June 30, 2002
		Fair		Fair
Derivative financial instruments	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit on loans to be held for
sale, including servicing released premiums (1)	$ 82,608	$ 1,484	$ 56,738	$ 779
Forward loan sale agreements	80,565	(524)	45,709	(237)
Put option contracts	17,000	47	11,000	17
Total	$ 180,173	$ 1,007	$ 113,447	$ 559
(1)	Net of an estimated 34.3% of commitments at September 30, 2002 and 26.7% of commitments at June 30, 2002, which may not fund.

Stockholders' Equity. The ability of the Corporation to pay dividends depends primarily on the ability of the Bank to pay dividends to the Corporation. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for its liquidation account or the regulatory capital requirements imposed by federal and state regulation. On July 24, 2002, the Corporation's Board of Directors declared a quarterly dividend of $0.05 per share on the Corporation's outstanding shares of common stock; a total of $273,000 was paid on August 30, 2002 to shareholders of record on August 7, 2002. On September 17, 2002, the Corporation's Board of Directors authorized the purchase of up to 10 percent of its common stock, or approximately 529,600 shares. During the first quarter of fiscal 2003, the Bank paid cash dividends of paid a paid $12.6 million to the Corporation for the primary purpose of funding the Stock Repurchase Plan and cash dividends declared to shareholders. A total of 254,700 shares were repurchased at an average cost of 23.74 per share. The March 2002 Stock Repurchase Plan was completed during the quarter and as of September 30, 2002, 75,000 shares of the September 2002 Stock Repurchase Plan were repurchased.


Stock Option Plan and Management Recognition Plan. Pursuant to the Stock Option Plan, options vest at a rate of 20 percent per year over a five-year period. In the first quarter of fiscal 2003, a total of 5,000 options were granted to outside directors. As of September 30, 2002, a total of 654,500 options were outstanding with an average exercise price of $11.54 per share and an average remaining life of 5.63 years.

Pursuant to the Management Recognition Plan, the restricted shares awarded under the plan vest at a rate of 20 percent per year over a five-year period. In the first quarter of fiscal 2003, the Corporation awarded 12,558 restricted shares of common stock to certain officers and outside directors. As of September 30, 2002, a total of 90,148 shares were outstanding, pending their respective distribution schedule.

Supplemental Information

	September 30, 2002	June 30, 2002	September 30, 2001

Loans serviced for others (in thousands)	$ 123,589	$ 136,059	$ 190,720

Book value per share	$ 19.25	$ 18.86	$ 17.58

Forward-Looking Statements

Certain matters in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, interest rates, the California real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update this information.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to the fluctuation of interest rates. The Bank, through its Asset and Liability Committee ("ALCO"), has sought to reduce the exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities. The principal element in achieving this objective is to manage the interest-rate sensitivity of the Bank's assets by holding loans with interest rates subject to periodic market adjustments. In addition, the Bank maintains a liquid investment portfolio comprised of government agency securities, including mortgage backed securities, and investment grade securities. The Bank relies on retail deposits as its primary source of funding while utilizing FHLB advances as a secondary source of funding. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with terms up to five years.

Through the use of an internal interest rate risk model, the Bank is able to analyze its interest rate risk exposure by measuring the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. NPV is the net present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event


of an immediate change in interest rates of at least 100 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement.

The following table represents the NPV based on the indicated changes in interest rates as of September 30, 2002 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+ 300 bp	$ 90,963	$ (17,991)	$ 1,060,112	8.58%	-117 bp
+200 bp	100,165	(8,789)	1,081,973	9.26%	-49 bp
+100 bp	105,248	(3,706)	1,100,434	9.56%	-19 bp
0 bp	108,954		1,117,215	9.75%
-100 bp	108,273	(681)	1,130,053	9.58%	-17 bp
-200 bp	95,540	(13,414)	1,135,028	8.42%	-133 bp

(1)	Represents the (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2002 ("base case").
(2)	Calculated as the NPV divided by the Portfolio Value of Assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table represents the change in the NPV at a -200 basis point rate shock at September 30, 2002 and a +200 basis point rate shock at June 30, 2002.
Risk measure: +/- 200 basis point rate shock	At September 30, 2002		At June 30, 2002*

Pre-shock NPV ratio: NPV as a % of PV assets	9.75%		11.71%
Post-shock NPV ratio: NPV as a % of PV assets	8.42%		10.33%
Sensitivity measure: Change in NPV ratio	133	bps.	138	bps.

(*) Based on IRR analysis provided by the OTS.

The results of the internal IRR model are reconciled with the results provided by the OTS on a quarterly basis. Any significant deviations are researched and adjusted where applicable. Historically, the internal model has generally reflected a more conservative position.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgage ("ARM") loans, have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could likely deviate significantly from those assumed when calculating the tables above. It is also possible that, as a result of an interest rate increase; the higher mortgage payments required from ARM borrowers could result in an increase in delinquencies and defaults. Changes in market interest rates may also affect the volume and profitability of the Corporation's mortgage banking operations. Accordingly, the data presented in the tables above should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing


tables is not intended to present the fair market value of the Bank, nor does it represent amounts that would be available for distribution to stockholders in the event of the liquidation of the Corporation.

ITEM 4 Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. An evaluation of the Registrant's disclosure controls and procedure (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the Registrant's senior management within the 90-day period preceding the filing date of this quarterly report. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)	Changes in Internal Controls. In the quarter ended September 30, 2002, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II OTHER INFORMATION

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)        Exhibits :
           99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.


b)        Reports on Form 8-K:

           (1)    On July 24, 2002: A quarterly cash dividend of $0.05 per share on the Corporation's outstanding shares of common stock.
           (2)    On August 30, 2002: The purchase of approximately $9.3 million of deposits from Valley Bank in Sun City, California.
           (3)    On September 17, 2002: The Corporation's Board of Directors approved a 10 percent common stock repurchase plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Provident Financial Holdings, Inc.

November 12, 2002           /s/ Craig G. Blunden
                                            Craig G. Blunden
                                            Chairman, President and Chief Executive Officer
                                            (Principal Executive Officer)

November 12, 2002           /s/ Donavon P. Ternes
                                            Donavon P. Ternes
                                            Senior Vice President and Chief Financial Officer
                                            (Principal Financial and Accounting Officer)


CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig G. Blunden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Provident Financial Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

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
                                                                                                            Craig G. Blunden
                                                                                                            Chairman, President and Chief Executive Officer


CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donavon P. Ternes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Provident Financial Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                                                                            /s/ Donavon P. Ternes
                                                                                                            Donavon P. Ternes
                                                                                                            Chief Financial Officer


Exhibit 99.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ending September 30, 2002 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 12, 2002

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

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ending September 30, 2002 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 12, 2002

                                                                                                            /s/ Donavon P. Ternes
                                                                                                            Donavon P. Ternes
                                                                                                            Chief Financial Officer
