Form 10-Q
period 2002-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2003-02-14
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[Ö]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended .............................................................. December 31, 2002

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

           For the transition period from ________________ to _________________

Commission File Number 000-28304

PROVIDENT FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0704889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3756 Central Avenue, Riverside, California 92506
(Address of principal executive offices and zip code)

(909) 686-6060
(Registrant's telephone number, including area code)

                                                                                                                              .
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

   (1)        Yes Ö .                No     .
   (2)        Yes Ö .                No     .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X .       No    .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:	As of February 7, 2003

Common stock, $ 0.01 par value	4,983,344 shares*

*	Includes 334,768 shares held by the employee stock ownership plan (“ESOP”) that have not been released, committed to be released, or allocated to participant accounts; and 33,329 shares held by the management recognition plan (“MRP”) which have been committed to be released and allocated to participant accounts.


PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION
ITEM 1 -	Financial Statements. The Unaudited Interim Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition as of December 31, 2002 and June 30, 2002 . . . . . . .	1
	Consolidated Statements of Operations for the quarter and six months ended December 31, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2
	Consolidated Statements of Changes in Stockholders' Equity for the quarter and six months ended December 31, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Consolidated Statements of Cash Flows for the quarter and six months ended December 31, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5
	Selected Notes to Unaudited Interim Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .	6

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations:

	General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10
	Critical Accounting Policies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	11
	Comparison of Financial Condition at December 31, 2002 and June 30, 2002 . . . . . . . . . . . . . . . . . . . .	12
	Comparison of Operating Results for the quarter and six months ended December 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	13
	Asset Quality . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23
	Loan Volume Activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25
	Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25
	Commitments and Derivatives . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27
	Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	28
	Stock Option Plan and Management Recognition Plan . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	29
	Supplemental Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	29

ITEM 3 -	Quantitative and Qualitative Disclosure about Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	29

ITEM 4 -	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31
ITEM 2 -	Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31
ITEM 3 -	Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31
ITEM 4 -	Submission of Matters to Vote of Shareholders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31
ITEM 5 -	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31
ITEM 6 -	Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	32

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		32

CERTIFICATION LETTERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		33


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Financial Condition
 (Unaudited)
Dollars In Thousands

	December 31, 2002	June 30, 2002

Assets
Cash	$ 34,077	$ 27,700
Investment securities - held to maturity, at amortized cost (fair value $117,579 and $157,705, respectively)	116,800	157,122
Investment securities - available for sale at fair value	190,156	114,826
Loans held for investment, net of allowance for loan losses of $7,361 and $6,579, respectively	674,750	593,554
Loans held for sale, at lower of cost or market	3,333	1,747
Receivable from sale of loans	104,568	67,241
Accrued interest receivable	5,417	5,591
Real estate held for investment, net	10,897	11,150
Other real estate owned, net	488	313
Federal Home Loan Bank stock	18,137	13,000
Premises and equipment, net	8,020	8,119
Prepaid expenses and other assets	5,681	4,955

Total assets	$ 1,172,324	$ 1,005,318

Liabilities and Stockholders' Equity
Liabilities:
Non interest-bearing deposits	$ 35,331	$ 31,076
Interest-bearing deposits	675,675	646,372

Total deposits	711,006	677,448

Borrowings	336,952	202,466
Accounts payable, accrued interest and other liabilities	24,123	22,373

Total liabilities	1,072,081	902,287

Stockholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued and outstanding	--	--
Common stock, $.01 par value; authorized 15,000,000 shares; issued 7,729,390 and 7,712,515 shares, respectively; outstanding 5,036,044 and 5,463,199 shares, respectively	77	77
Additional paid-in capital	52,756	52,178
Retained earnings	89,855	82,805
Treasury stock at cost (2,693,346 and 2,249,316 shares, respectively)	(41,115)	(30,027)
Unearned stock compensation	(2,686)	(2,866)
Accumulated other comprehensive income, net of tax	1,356	864

Total stockholders' equity	100,243	103,031

Total liabilities and stockholders' equity	$ 1,172,324	$ 1,005,318

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)
Dollars In Thousands, Except Earnings Per Share

	Quarter Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Interest income:
Loans receivable, net	$ 12,471	$ 13,002	$ 24,205	$ 27,555
Investment securities	2,478	3,264	5,157	6,635
FHLB stock	201	182	393	383
Interest-earning deposits	3	354	9	812

Total interest income	15,153	16,802	29,764	35,385

Interest expense:
Checking and money market deposits	380	643	816	1,442
Savings deposits	993	707	1,924	1,580
Time deposits	2,810	4,908	5,966	10,834
Borrowings	3,135	3,910	6,152	8,067

Total interest expense	7,318	10,168	14,858	21,923

Net interest income	7,835	6,634	14,906	13,462
Provision for loan losses	565	126	765	246

Net interest income after provision for loan losses	7,270	6,508	14,141	13,216

Non-interest income
Loan servicing and other fees	471	483	960	1,040
Gain on sale of loans, net	4,909	2,869	9,019	5,129
Real estate operations, net	144	132	352	291
Deposit account fees	431	434	874	803
Gain on sale of investment securities	--	133	266	133
Other	281	296	826	633

Total non-interest income	6,236	4,347	12,297	8,029

Non-interest expense
Salaries and employee benefits	4,560	4,054	8,837	8,152
Premises and occupancy	637	524	1,254	1,087
Equipment	470	589	960	1,115
Professional expenses	189	185	356	362
Sales and marketing expenses	216	260	448	446
Other	1,009	982	1,921	2,051

Total non-interest expense	7,081	6,594	13,776	13,213

Income before taxes	6,425	4,261	12,662	8,032
Provision for income taxes	2,536	1,775	5,079	3,348

Net income	$ 3,889	$ 2,486	$ 7,583	$ 4,684

Basic earnings per share	$ 0.82	$ 0.48	$ 1.56	$ 0.90
Diluted earnings per share	$ 0.76	$ 0.47	$ 1.45	$ 0.86
Cash dividends per share	$ 0.05	--	$ 0.10	--

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars In Thousands, Except Shares
For the Quarters Ended December 31, 2002 and 2001

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	net of tax	Total

Balance at September 30, 2002	5,221,057	$ 77	$ 52,352	$ 86,226	$ (35,816)	$ (2,861)	$ 1,077	$ 101,055
Comprehensive income:
Net income				3,889				3,889
Unrealized holding gain on securities available for sale, net of tax							279	279
Total comprehensive income								4,168

Purchase of treasury stock	(201,888)				(5,299)			(5,299)
Exercise of stock options	16,875	--	204					204
Amortization of MRP						89		89
Allocations of contribution to ESOP			200			67		267
Prepayment of ESOP loan						19		19
Cash dividends				(260)				(260)

Balance at December 31, 2002	5,036,044	$ 77	$ 52,756	$ 89,855	$ (41,115)	$ (2,686)	$ 1,356	$ 100,243

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	net of tax	Total

Balance at September 30, 2001	5,656,006	$ 77	$ 51,634	$ 75,895	$ (25,992)	$ (3,513)	$ 1,341	$ 99,442

Comprehensive income:
Net income				2,486				2,486
Unrealized holding gain on Securities available for sale, net of tax							(587)	(587)
Total comprehensive income								1,899

Purchase of treasury stock	(89,094)				(1,418)			(1,418)
Amortization and grants of MRP	6,837				99	82		181
Allocations of contribution to ESOP			96			68		164

Balance at December 31, 2001	5,573,749	$ 77	$ 51,730	$ 78,381	$ (27,311)	$ (3,363)	$ 754	$ 100,268

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars In Thousands, Except Shares
For the Six Months Ended December 31, 2002 and 2001

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	net of tax	Total

Balance at June 30, 2002	5,463,199	$ 77	$ 52,178	$ 82,805	$ (30,027)	$ (2,866)	$ 864	$ 103,031
Comprehensive income:
Net income				7,583				7,583
Unrealized holding gain on securities available for sale, net of tax							492	492
Total comprehensive income								8,075

Purchase of treasury stock	(456,588)				(11,345)			(11,345)
Exercise of stock options	16,875	--	204					204
Amortization and grants of MRP	12,558				257	8		265
Allocations of contribution to ESOP			374			134		508
Prepayment of ESOP loan						38		38
Cash dividends				(533)				(533)

Balance at December 31, 2002	5,036,044	$ 77	$ 52,756	$ 89,855	$ (41,115)	$ (2,686)	$ 1,356	$ 100,243

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	net of tax	Total

Balance at June 30, 2001	5,716,306	$ 77	$ 51,518	$ 73,697	$ (24,993)	$ (3,766)	$ 725	$ 97,258

Comprehensive income:
Net income				4,684				4,684
Unrealized holding gain on Securities available for sale, net of tax							29	29
Total comprehensive income								4,713

Purchase of treasury stock	(151,644)				(2,417)			(2,417)
Exercise of stock options	2,250		23					23
Amortization and grants of MRP	6,837				99	267		366
Allocations of contribution to ESOP			189			136		325

Balance at December 31, 2001	5,573,749	$ 77	$ 51,730	$ 78,381	$ (27,311)	$ (3,363)	$ 754	$ 100,268

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
Dollars In Thousands

	Quarter Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Cash flows from operating activities:
Net income	$ 3,889	$ 2,486	$ 7,583	$ 4,684
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,524	221	2,576	1,111
Provision for loan losses	565	126	765	246
Provision for real estate losses	--	38	--	58
Gain on sale of loans	(4,909)	(2,869)	(9,019)	(5,129)
Gain on sale of investment securities	--	(133)	(266)	(133)
(Decrease) increase in accounts payable and other liabilities	(2,454)	1,375	1,408	1,816
Decrease (increase) in prepaid expense and other assets	2,528	(503)	(552)	26
Loans originated for sale	(321,988)	(335,298)	(577,939)	(604,353)
Proceeds from sale of loans	307,303	315,591	548,045	654,786
Stock based compensation	375	345	811	691

Net cash (used for) provided by operating activities	(13,167)	(18,621)	(26,588)	53,803

Cash flows from investing activities:
Net (increase) decrease in loans held for investment	(48,212)	43,745	(82,388)	98,036
Maturity and call of investment securities held to maturity	85,850	84,809	156,754	152,747
Maturity and call of investment securities available for sale	14,095	27,624	30,595	59,862
Principal payments from mortgage backed securities	15,388	539	23,051	763
Purchase of investment securities held to maturity	(35,105)	(40,497)	(117,442)	(124,122)
Purchase of investment securities available for sale	(84,070)	(61,440)	(138,929)	(127,566)
Proceeds from sales of investment securities available for sale	--	20,027	10,237	20,027
(Purchase) sales of Federal Home Loan Bank stock	(5,014)	264	(5,137)	903
Net sales (acquisitions) of other real estate owned	162	(489)	450	149
Net purchases of premises and equipment	(297)	(465)	(596)	(1,843)

Net cash (used for) provided by investing activities	(57,203)	74,117	(123,405)	78,956

Cash flows from financing activities:
Net increase (decrease) in deposits	2,646	(9,252)	33,558	(31,993)
Repayment of Federal Home Loan Bank Advances	(5,049,507)	(20,006)	(6,395,914)	(30,010)
Proceeds of Federal Home Loan Bank Advances	5,124,000	--	6,530,400	1,696
Exercise of stock options	204	--	204	23
Cash dividends	(260)	--	(533)	--
Treasury stock purchases	(5,299)	(1,418)	(11,345)	(2,417)

Net cash provided by (used for) financing activities	71,784	(30,676)	156,370	(62,701)

Net increase in cash and cash equivalents	1,414	24,820	6,377	70,058
Cash and cash equivalents at beginning of period	32,663	72,077	27,700	26,839

Cash and cash equivalents at end of period	$ 34,077	$ 96,897	$ 34,077	$ 96,897

Supplemental information:
Cash paid for interest	$ 7,525	$ 11,813	$ 15,410	$ 23,407
Cash paid for income taxes	4,100	3,000	4,960	5,000
Real estate acquired in settlement of loans	--	313	649	406

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

Note 1: Basis of Presentation

The unaudited interim consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The balance sheet data at June 30, 2002 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. (the “Corporation”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2002 (SEC File No. 000-28304) of the Corporation. Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation. The results of operations for the interim periods are not indicative of results for the full year.

Note 2: Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following table provides the basic and diluted EPS computations for the quarter and six months ended December 31, 2002 and 2001, respectively.

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
	2002	2001	2002	2001

Numerator:
Net income - numerator for basic earnings per share and diluted earnings per share- income available to common stockholders	$ 3,888,972	$ 2,485,892	$ 7,583,296	$ 4,684,233

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	4,771,725	5,143,315	4,870,104	5,159,963
Effect of dilutive securities:
Stock option dilution	350,578	185,384	336,961	177,012
Stock award dilution	23,197	32,081	38,704	47,091

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	5,145,500	5,360,780	5,245,769	5,384,066

Basic earnings per share	$ 0.82	$ 0.48	$ 1.56	$ 0.90
Diluted earnings per share	$ 0.76	$ 0.47	$ 1.45	$ 0.86


Note 3: Operating Segment Reports

The Corporation operates in two business segments: community banking (Provident Bank) and mortgage banking (Provident Bank Mortgage (“PBM”), a division of Provident Savings Bank, F.S.B. (“Bank”)). The following tables set forth condensed income statements and total assets for the Corporation's operating segments for the quarter and six months ended December 31, 2002 and 2001, respectively.

	For the Quarter Ended December 31, 2002
	Provident Bank	Provident Bank Mortgage	Consolidated Totals

Net interest income	$ 6,368	$ 902	$ 7,270

Non-interest income:
Loan servicing and other fees (1)	(856)	1,327	471
Gain on sale of loans, net	12	4,897	4,909
Real estate operations, net	181	(37)	144
Deposit account fees	431	--	431
Gain on sale of investment securities	--	--	--
Other	281	--	281

Total non-interest income	49	6,187	6,236

Non-interest expense:
Salaries and employee benefits	2,900	1,660	4,560
Premises and occupancy	487	150	637
Operating and administrative expenses	1,139	745	1,884

Total non-interest expense	4,526	2,555	7,081

Income before taxes	$ 1,891	$ 4,534	$ 6,425

Total assets, end of period	$ 1,075,106	$ 97,218	$ 1,172,324

(1)  Includes an inter-company charge of $862,000 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Quarter Ended December 31, 2001
	Provident Bank	Provident Bank Mortgage	Consolidated Totals

Net interest income	$ 5,885	$ 623	$ 6,508

Non-interest income:
Loan servicing and other fees (1)	(134)	617	483
Gain on sale of loans, net	139	2,730	2,869
Real estate operations, net	197	(65)	132
Deposit account fees	434	--	434
Other	421	8	429

Total non-interest income	1,057	3,290	4,347

Non-interest expense:
Salaries and employee benefits	3,131	923	4,054
Premises and occupancy	410	114	524
Operating and administrative expenses	1,292	724	2,016

Total non-interest expense	4,833	1,761	6,594

Income before taxes	$ 2,109	$ 2,152	$ 4,261

Total assets, end of period	$ 961,471	$ 100,294	$ 1,061,765

(1)  Includes an inter-company charge of $419,000 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.


	For the Six Months Ended December 31, 2002
	Provident Bank	Provident Bank Mortgage	Consolidated Totals

Net interest income	$ 12,628	$ 1,513	$ 14,141

Non-interest income:
Loan servicing and other fees (1)	(1,464)	2,424	960
Gain on sale of loans, net	29	8,990	9,019
Real estate operations, net	374	(22)	352
Deposit account fees	874	--	874
Gain on sale of investment securities	266	--	266
Other	826	--	826

Total non-interest income	905	11,392	12,297

Non-interest expense:
Salaries and employee benefits	5,755	3,082	8,837
Premises and occupancy	967	287	1,254
Operating and administrative expenses	2,275	1,410	3,685

Total non-interest expense	8,997	4,779	13,776

Income before taxes	$ 4,536	$ 8,126	$ 12,662

Total assets, end of period	$ 1,075,106	$ 97,218	$ 1,172,324

(1)  Includes an inter-company charge of $2.04 million credited to PBM by the Bank during the period to compensate
       PBM for originating loans held for investment.

	For the Six Months Ended December 31, 2001
	Provident Bank	Provident Bank Mortgage	Consolidated Totals

Net interest income	$ 12,013	$ 1,203	$ 13,216

Non-interest income:
Loan servicing and other fees (1)	7	1,033	1,040
Gain on sale of loans, net	177	4,952	5,129
Real estate operations, net	368	(77)	291
Deposit account fees	803	--	803
Other	758	8	766

Total non-interest income	2,113	5,916	8,029

Non-interest expense:
Salaries and employee benefits	6,250	1,902	8,152
Premises and occupancy	850	237	1,087
Operating and administrative expenses	2,611	1,363	3,974

Total non-interest expense	9,711	3,502	13,213

Income before taxes	$ 4,415	$ 3,617	$ 8,032

Total assets, end of period	$ 961,471	$ 100,294	$ 1,061,765

(1)  Includes an inter-company charge of $590,000 credited to PBM by the Bank during the period to compensate
       PBM for originating loans held for investment.


Note 4: Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 141:
SFAS No. 141, “Business Combinations,” requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; the use of the pooling-of-interest method is no longer allowed. The adoption of this statement had no material impact on the Corporation's financial position, results of operations or cash flows.

SFAS No. 142:
SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that amortization of goodwill ceases and as an alternative, the carrying value of goodwill be evaluated for impairment on at least an annual basis. Intangible assets will continue to be amortized over their useful lives and reviewed for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact on the Corporation's financial position, results of operations or cash flows.

SFAS No. 144:
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact on the Corporation's financial position, results of operations or cash flows.

SFAS No. 146:
SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entities' commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of this statement shall be effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.

SFAS No. 147:
In October 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which provides guidance on the accounting for the acquisition of a financial institution.  This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.”  Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” will not apply after September 30, 2002.  If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement.  Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements.  Additionally, the scope of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  This statement is effective for the Bank beginning October 1, 2002.  The Corporation adopted the new standard as of October 1, 2002 and the adoption of this standard did not have a material impact on the Corporation's financial position or results of operation.

SFAS No. 148:
SFAS No. 148, “Accounting for Stock-based Compensation - Transition and Disclosures,” amends SFAS No. 123 to provide an alternative method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method


of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Corporation has not determined whether it will adopt the fair value based method of accounting for stock-based employee compensation.

FASB Interpretation (“FIN”) No. 45:
In November 2002, the FASB issued FIN No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Corporation believes the adoption of such interpretation will not have a material impact on its results of operations or financial position and will adopt such interpretation on January 1, 2003, as required.

FIN No. 46:
In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The Corporation will begin to adopt the provisions of FIN No. 46 for interim periods beginning after December 31, 2002.

Note 5: Subsequent Event

Cash Dividend:
The Corporation announced on January 29, 2003 that its Board of Directors declared a quarterly cash dividend of $0.05 per share on the Corporation's outstanding shares of common stock. Shareholders of record at the close of business on February 11, 2003 will be entitled to receive the cash dividend. The cash dividend will be payable on March 7, 2003.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank's conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on June 27, 1996. At December 31, 2002, the Corporation had total assets of $1.2 billion, total deposits of $711.0 million and total stockholders' equity of $100.2 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank, founded in 1956, is federally chartered and headquartered in Riverside, California. The Bank is regulated by the Office of Thrift Supervision (“OTS”), its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), the insurer of its deposits. The Bank's deposits are federally


insured up to applicable limits by the FDIC under the Savings Association Insurance Fund (“SAIF”). The Bank has been a member of the Federal Home Loan Bank (“FHLB”) System since 1956.

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

The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation's earnings per share. The Corporation considers the repurchase of its common stock if the market value of the stock is lower than its book value and/or the Corporation believes that the current stock price is under valued when compared to its current and future income projections. Consideration is also given to the Corporation's liquidity, capital requirements and its future capital needs based on the Corporation's current business plans. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is normally one year. Once the stock repurchase program is authorized, Management may repurchase the Corporation's common stock from time to time in the open market, depending upon market conditions and the factors described above.

On October 28, 2002, the Board of Directors of the Corporation approved a quarterly cash dividend of $0.05 per share to be distributed on December 6, 2002 to shareholders of record on November 15, 2002. Subsequently, a quarter cash dividend was also approved by the Corporation's Board of Directors on January 29, 2003, which is described in Note 5 of the Selected Notes to Unaudited Interim Financial Statements. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by Management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable; and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” which requires that losses be accrued based on the differences between the


value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogenous loans (ii) a specific allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. This history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these values is inherently subjective and the actual losses could be greater or less than the estimates. Refer to “Provision for Loan Losses” section for further details.

SFAS No.133, “Accounting for Derivative Financial Instruments and Hedging Activities” requires that off-balance sheet derivatives of the Corporation be recorded in the Consolidated Financial Statements at fair value. The Bank's derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit (including servicing released premiums), commitments to sell loans and option contracts to hedge the risk of the commitments. Management considers this accounting policy to be a critical accounting policy. Estimates of the percentage of commitments to extend credit on loans to be held for sale that will not fund are based upon historical data and current market trends. The fair value adjustments of the derivatives are recorded in the Consolidated Statements of Operations with offsets to other assets or other liabilities in the Consolidated Statements of Financial Condition.

Comparison of Financial Condition at December 31, 2002 and June 30, 2002

Total assets as of December 31, 2002 increased $167.0 million to $1.2 billion from $1.0 billion at June 30, 2002. This increase was primarily a result of increases in loans held for investment, receivable from sale of loans and investment securities.

Total loans held for investment increased $81.2 million, or 14 percent, to $674.8 million at December 31, 2002 from $593.6 million at June 30, 2002. Despite a large number of loan prepayments during the first half of fiscal 2003 ($205.7 million), the Bank originated $288.6 million of loans held for investment, of which $102.5 million were “preferred” loans (multi-family, commercial real estate, construction and commercial business loans). The Bank purchased $28.3 million of “preferred” loans during the period, which is included in the total loan originations, described above. The market area of the purchased loans is primarily located in Southern California. The balance of “preferred” loans increased to $188.3 million, or 28 percent of loans held for investment at December 31, 2002, as compared to $163.7 million, or 28 percent of the loans held for investment, at June 30, 2002. Total purchased loans serviced by others at December 31, 2002 were $43.5 million or 6 percent of the loans held for investment, compared to $35.5 million or 6 percent of the loans held for investment at June 30, 2002.

Total loans held for sale increased $1.6 million to $3.3 million at December 31, 2002 from $1.7 million at June 30, 2002, while the total receivable from the sale of loans increased $37.4 million to $104.6 million at December 31, 2002 from $67.2 million at June 30, 2002. These increases were the result of the timing between loan funding, loan sale and settlement dates.

Total investment securities increased $35.1 million, or 13 percent, to $307.0 million at December 31, 2002 from $271.9 million at June 30, 2002. For the first six months of fiscal 2003, $187.3 million of investment securities were called by the issuers, $10.0 million were sold for a gain, $23.9 million of reductions were the result of mortgage-backed securities principal paydowns, while $256.4 million of investment securities were purchased. The high volume of called securities was the result of the significant decline in interest rates during the period. Callable investments with coupon rates higher than market rates were purchased during the period, adding to the volume of securities called. The securities called were government agency callable bonds and were primarily issued by the FHLB, the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

Total deposits increased $33.6 million, or 5 percent, to $711.0 million at December 31, 2002 from $677.4 million at June 30, 2002. This increase was primarily attributable to an increase of $42.5 million in transaction accounts and a decrease of $8.9 million in certificates of deposit. A total of $7.6 million of deposits were added as a result of the completion of the deposit acquisition of the Valley Bank - Sun City


office on December 16, 2002. The Corporation continued its focus on building client relationships through transaction accounts and fee generating products and services.

Borrowings, which consist entirely of FHLB advances, increased $134.5 million, or 66 percent, to $337.0 million at December 31, 2002 from $202.5 million at June 30, 2002. On December 31, 2002, $111.0 million, or 33 percent, of total borrowings was an overnight borrowing at 1.45 percent, which was used to fund the receivable from sale of loans. The average maturity of the Corporation's existing FHLB advances was approximately 38 months (24 months, based on put dates) at December 31, 2002 as compared to the average maturity of 46 months (27 months, based on put dates) at June 30, 2002.

Total stockholders' equity decreased $2.8 million, or 3 percent, to $100.2 million at December 31, 2002, from $103.0 million at June 30, 2002 primarily as a result of the stock repurchases and the impact of stock based compensation accruals, partly offset by the net income during the first six months of fiscal 2003. A total of 446,700 shares, with an average price of $24.85 per share, were repurchased during the first six months of fiscal 2003. As a result of these stock repurchases, the March 2002 Stock Repurchase Plan was completed earlier than anticipated, resulting in the repurchase of 277,200 shares at an average cost of $22.81 per share. Consistent with the 10 Percent Stock Repurchase Plan announced on September 17, 2002, a total of 267,000 shares were repurchased at an average cost of $25.94 per share. In July 2002, the Corporation awarded 12,558 shares of common stock to outside directors and certain officers pursuant to the Management Recognition Plan (“MRP”).

Comparison of Operating Results for the Quarter and Six Months Ended December 31, 2002 and 2001

The Corporation's net income for the quarter ended December 31, 2002 was $3.9 million, an increase of $1.4 million, or 56 percent, from $2.5 million during the same quarter of fiscal 2002. This increase was primarily attributable to increases in the gain on sale of loans and net interest income, and was partially offset by an increase in compensation expenses related to higher loan origination volumes. For the six months ended December 31, 2002, the Corporation's net income was $7.6 million, up $2.9 million or 62 percent from $4.7 million during the same period of fiscal 2002. This increase was primarily attributable to increases in the gain on sale of loans and net interest income, and was partially offset by an increase in compensation expenses related to higher loan origination volumes.

The Corporation's net interest income before loan loss provisions increased by $1.2 million, or 18 percent to $7.8 million for the quarter ended December 31, 2002 from $6.6 million during the comparable period of fiscal 2002. This increase was the result of a higher net interest margin and higher average earning assets. The net interest margin improved to 2.93 percent in the second quarter of fiscal 2003, up 34 basis points from 2.59 percent during the same period of fiscal 2002. The increase in the net interest margin during the second quarter of fiscal 2003 was primarily a result of the decline in the average cost of funds, which outpaced the decline in the average yield of the earning assets. For the six months ended December 31, 2002, the net interest income before loan loss provisions was $14.9 million, up $1.4 million, or 10 percent, from $13.5 million during the same period of fiscal 2001; and the net interest margin was 2.93 percent, up 34 basis points, from 2.59 percent. The increase in net interest income during the first half of fiscal 2003 was primarily due to a decline in the average cost of funds, which outpaced the decline in the average yield of the earning assets.

The Corporation's efficiency ratio improved to 50 percent in the second quarter of fiscal 2003 from 60 percent in the same period of fiscal 2002. For the six months ended December 31, 2002 and 2001, the efficiency ratio was 51 percent and 61 percent, respectively.

Return on average assets for the quarter ended December 31, 2002 increased 44 basis points to 1.36 percent from 0.92 percent in the same period last year. For the six months ended December 31, 2002 and 2001, the return on average assets was 1.40 percent and 0.86 percent, respectively, an increase of 54 basis points.

Return on average equity for the quarter ended December 31, 2002 increased to 15.30 percent from 9.95 percent in the same period last year. For the six months ended December 31, 2002 and 2001, the return on average equity was 14.81 percent and 9.45 percent, respectively.


Diluted earnings per share for the quarter ended December 31, 2002 were $0.76, an increase of 62 percent from $0.47 for the quarter ended December 31, 2001. The increase in diluted earnings per share was the result of the higher net income recorded during the three months ended December 31, 2002 and the shares purchased while executing the Corporation's stock repurchase program during the last 12 months. For the six months ended December 31, 2002 and 2001, diluted earnings per share were $1.45 and $0.86, respectively, an increase of 69 percent. The increase in the diluted earnings per share reflected the effect of the higher net income recorded during the six months ended December 31, 2002 and the Corporation's stock repurchase program during the last 12 months.

Interest Income. Total interest income decreased by $1.6 million, or 10 percent, to $15.2 million for the second quarter of fiscal 2003 from $16.8 million during the same quarter of fiscal 2002. This decrease was primarily the result of a lower average earning-asset yield, partly offset by higher average earning assets. The average yield on earning assets during the second quarter of fiscal 2003 was 5.66 percent, 90 basis points lower than the average yield of 6.56 percent during the same period of fiscal 2002. The average earning assets during the second quarter of fiscal 2003 were $1.07 billion, an increase of $45.7 million or 4 percent, from $1.03 billion during the same period of fiscal 2002.

Loan interest income decreased $531,000, or 4 percent, to $12.5 million in the quarter ended December 31, 2002 as compared to $13.0 million for the same quarter of fiscal 2002. This decrease was attributable to a lower average loan yield, partially offset by a higher average loan balance. The average loan yield during the second quarter of fiscal 2003 was 6.64 percent as compared to 7.49 percent during the same quarter last year. The average balance of loans outstanding, including the receivable from sale of loans and the loans held for sale increased $57.1 million, or 8 percent, to $751.3 million during the second quarter of fiscal 2003 from $694.2 million during the same quarter of fiscal 2002. The decline in the average loan yield was primarily attributable to loan prepayments and portfolio loans adjusting to lower interest rates resulting from the significant decline in mortgage interest rates, in addition to new mortgage loans originated with lower interest rates.

Interest income from investment securities decreased $786,000, or 24 percent, to $2.5 million during the quarter ended December 31, 2002 from $3.3 million during the same quarter of fiscal 2002. This decrease was primarily due to a decrease in the average yield, which was partly offset by an increase in the average balance. The yield on the investment securities portfolio decreased 200 basis points from 5.27 percent during the quarter ended December 31, 2001 to 3.27 percent during the quarter ended December 31, 2002. The average balance of investment securities increased $54.8 million, or 22 percent, to $302.7 million in the second quarter of fiscal 2003 from $247.9 million in the same quarter of fiscal 2002. The increase in the average balance and the lower average yield of investment securities were primarily due to Management's decision to increase short-term investments. This action was taken to improve the net interest income and to augment the lower growth in the average loan balance resulting from relatively high loan prepayments. In addition, $68,000 of discounts were accelerated into income as a result of $99.9 million of investment securities called in the second quarter of fiscal 2003 as compared to $89,000 of discounts that were accelerated into income as a result of $112.6 million of investment securities called in the same quarter of fiscal 2002. Excluding the acceleration of discounts, the average yield in the second quarter of fiscal 2003 and 2002 would have been 3.18 percent and 5.12 percent, respectively.

FHLB stock dividends increased by $19,000, or 10 percent, to $201,000 in the second quarter of fiscal 2003 from $182,000 in the same period of fiscal 2002. This increase was attributable to a higher average balance and a higher average yield. The average balance of FHLB stock increased $404,000 to $16.0 million during the second quarter of fiscal 2003 from $15.6 million during the same period of fiscal 2002. The average yield on FHLB stock increased 36 basis points to 5.01 percent during the second quarter of fiscal 2003 from 4.65 percent during the same period last year. The increase in the average yield was primarily due to increases in accruals reflecting higher dividends paid by the FHLB.

Interest income from interest-earning deposits decreased $351,000 to $3,000 in the second quarter of fiscal 2003 from $354,000 in the same period of fiscal 2002. This decrease was attributable to a lower average balance and a lower average yield. The average balance of interest-earning deposits decreased to $954,000 during the second quarter of fiscal 2003 from $67.5 million during the same period of fiscal 2002. The decrease in the average balance was primarily attributable to a decrease of federal funds investments. The average yield on the interest-bearing deposits decreased 84 basis points to 1.26 percent during the second


quarter of fiscal 2003 from 2.10 percent during the same quarter of fiscal 2002. The decline in the average yield was primarily a result of the lower federal funds rate during the second quarter of fiscal 2003 as compared to the same period of fiscal 2002.

For the six months ended December 31, 2002, total interest income decreased $5.6 million, or 16 percent, to $29.8 million as compared to $35.4 million for the same period of fiscal 2002. This decrease was primarily attributable to a decrease in the average balance and a decrease in the average yield on earning assets. The average earning assets decreased $22.1 million, or 2 percent, to $1.02 billion during the first six months of fiscal 2003 from $1.04 billion during the same period of fiscal 2002. The average yield on earning assets decreased 95 basis points to 5.86 percent during the six months ended December 31, 2002 from 6.81 percent during the same period of fiscal 2002.

The interest income from loans decreased by $3.4 million, or 12 percent, to $24.2 million during the first six months of fiscal 2003 from $27.6 million during the same period of fiscal 2002. The average loans outstanding decreased $18.3 million, or 3 percent, to $712.0 million during the six months ended December 31, 2002 from $730.3 million during the same period of fiscal 2002. The average yield on loans decreased 75 basis points to 6.80 percent during the first six months of fiscal 2003 as compared to 7.55 percent during the same period of fiscal 2002. The decline in the average loan yield was primarily attributable to loan prepayments and portfolio loans adjusting to lower interest rates as a result of the significant decline in mortgage interest rates, in addition to new mortgage loans originated with lower interest rates.

Interest income from investment securities decreased $1.4 million, or 21 percent, to $5.2 million during the six months ended December 31, 2002 from $6.6 million during the same period of fiscal 2002. This decrease was primarily due to a decrease in the average yield, which was partly offset by an increase in the average balance. The yield on the investment securities decreased 215 basis points from 5.72 percent during the six months ending December 31, 2001 to 3.57 percent during the six months ending December 31, 2002. The average balance of investment securities increased $57.1 million to $289.1 million in the first six months of fiscal 2003 from $232.0 million in the same period of fiscal 2002. The increase in the average balance and the lower average yield of investment securities were primarily attributable to an increase in short-term investments. In addition, $112,000 of discounts were accelerated into income resulting from $187.3 million of investment securities called in the first half of fiscal 2003 as compared to $239,000 of discounts that were accelerated into income as a result of $212.9 million of investment securities called in the same period of fiscal 2002.

FHLB stock dividends increased $10,000, or 3 percent, to $393,000 in the first six months of fiscal 2003 from $383,000 in the same period of fiscal 2002. The increase was attributable to a higher average yield, partially offset by a lower average balance. The average balance of FHLB stock decreased $1.6 million, or 10 percent, to $14.2 million during the first six months of fiscal 2003 from $15.8 million during the same period of fiscal 2002. The average yield on FHLB stock increased 68 basis points to 5.52 percent during the first six months of fiscal 2003 from 4.84 percent during the same period of fiscal 2002. The increase in the average yield was primarily due to higher dividend accruals based upon the actual dividends received for the prior period.

Interest income from interest-earning deposits decreased $803,000 to $9,000 in the first six months of fiscal 2003 from $812,000 in the same period of fiscal 2002. This decrease was primarily a result of a lower average balance and a lower average yield. The average balance of interest-bearing deposits decreased to $1.2 million during the first six months of fiscal 2003 from $60.4 million during the same period of fiscal 2002. The decrease in the average balance was primarily attributable to a decrease of federal funds investments. The average yield on the interest-bearing deposits decreased 124 basis points to 1.45 percent during the first six months of fiscal 2003 from 2.69 percent during the same period of fiscal 2002.

Interest Expense. Total interest expense for the quarter ended December 31, 2002 was $7.3 million as compared to $10.2 million for the same period of fiscal 2002, a decrease of $2.9 million, or 28 percent. This decrease was primarily attributable to a decrease in the average cost, partially offset by a higher average balance. The average cost of liabilities was 2.91 percent during the quarter ended December 31, 2002, down 132 basis points from 4.23 percent during the same period of fiscal 2002. The average balance of interest-bearing liabilities increased $46.0 million, or 5 percent, to $999.2 million during the second quarter of fiscal 2003 from $953.2 million during the same period of fiscal 2002.


Interest expense on deposits for the quarter ended December 31, 2002 was $4.2 million as compared to $6.3 million for the same period of fiscal 2002, a decrease of $2.1 million, or 33 percent. The decrease in interest expense on deposits was primarily attributable to a lower average cost, partially offset by a higher average balance. The average cost of deposits decreased to 2.34 percent during the quarter ended December 31, 2002 from 3.52 percent during the same quarter of fiscal 2002, a decline of 118 basis points. The decline in the average cost of deposits was attributable to the general decline in interest rates and also to the change in the composition of the deposits. The average balance of transaction accounts increased to 52 percent of total deposits in the second quarter of fiscal 2003, compared to 42 percent of the total deposits in the same period of fiscal 2002. Average deposits increased $4.0 million, or 1 percent, to $709.4 million during the quarter ended December 31, 2002 from $705.4 million during the same period of fiscal 2002.

Interest expense on borrowings for the quarter ended December 31, 2002 was $3.1 million as compared to $3.9 million for the same period of fiscal 2002, a decrease of $775,000, or 20 percent. The decrease in interest expense on borrowings was primarily due to a lower average cost, partially offset by a higher average balance. The average cost of borrowings decreased to 4.29 percent for the quarter ended December 31, 2002 from 6.26 percent in the same quarter of fiscal 2002, a decline of 197 basis points. The decline in the average cost of borrowings was primarily attributable to the utilization of overnight funding with an average balance of $81.8 million and an average cost of 1.49 percent in the second quarter of fiscal 2003 as compared to no overnight funding in the same quarter of fiscal 2002. In addition, $5.0 million of long-term advances with an average cost of 6.71 percent matured while $30.0 million of new long-term advances with an average cost of 3.30 percent were added in the second quarter of fiscal 2003. The average balance of borrowings was $289.8 million during the quarter ended December 31, 2002 as compared to $247.8 million for the same quarter of fiscal 2002, an increase of $42.0 million, or 17 percent.

For the six months ended December 31, 2002, total interest expense decreased $7.0 million, or 32 percent, to $14.9 million as compared to $21.9 million for the same period of fiscal 2002. The decrease in total interest expense was primarily attributable to a lower average cost and a lower average balance. The average cost of interest-bearing liabilities decreased 137 basis points to 3.13 percent during the first six months of fiscal 2003 as compared to 4.50 percent during the same period of fiscal 2002. The average balance of interest-bearing liabilities during the six-month period of fiscal 2003 decreased $23.7 million, or 2 percent, to $942.0 million as compared to $965.7 million during the same period of fiscal 2002.

For the six months ended December 31, 2002, interest expense on deposits decreased $5.2 million, or 37 percent, to $8.7 million as compared to $13.9 million for the same period of fiscal 2002. The decrease in interest expense on deposits was primarily a result of a lower average balance and a lower average cost. The average cost of deposits decreased $15.2 million, or 2 percent, to $697.3 million in the first six months of fiscal 2003 as compared to $712.5 million during the same period of fiscal 2002. The average cost of deposits decreased 138 basis points to 2.48 percent during the first six months of fiscal 2003 as compared to 3.86 percent during the same period of fiscal 2002. The decline in the average cost was attributable to the general decline in interest rates and also to the change in the composition of deposits. The average balance of transaction deposits increased to 52 percent of total deposits in the first six months of fiscal 2003, compared to 41 percent of the total deposits in the same period of fiscal 2002.

For the six months ended December 31, 2002, interest expense on borrowings decreased $1.9 million, or 23 percent, to $6.2 million as compared to $8.1 million for the same period of fiscal 2002. The decrease in interest expense on borrowings was primarily attributable to a lower average cost and a lower average balance. The average cost of borrowings decreased 133 basis points to 4.99 percent during the first six months of fiscal 2003 as compared to 6.32 percent during the same period of fiscal 2002. The average balance of borrowings decreased $8.5 million, or 3 percent, to $244.7 million in the first six months of fiscal 2003 as compared to $253.2 million during the same period of fiscal 2002. A decline in the average cost of borrowings was primarily a result of increased overnight funding with an average balance of $52.0 million and an average cost of 1.55 percent in the first six months of fiscal 2003 as compared to no overnight funding in the same period of fiscal 2002. In addition, $25.0 million of long-term advances with an average cost of 6.56 percent matured while $70.0 million of new long-term advances with an average cost of 3.56 percent were added in the first six months of fiscal 2003. The Bank prepaid $20.0 million of long-term advances with an average cost of 6.52 percent and paid interest penalties of $298,000 in the first six months of fiscal 2003 as compared to the prepayment of $10.0 million of long-term advances with an


average cost of 6.93 percent and the payment of interest penalties of $55,000 in the same period of fiscal 2002.

The following table depicts the average balance sheets for the quarter and six months ended December 31, 2002 and 2001, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended December 31, 2002			Quarter Ended December 31, 2001
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Interest-earning assets:
Loans receivable, net (1)	$ 751,270	$ 12,471	6.64%	$ 694,222	$ 13,002	7.49%
Investment securities	302,671	2,478	3.27%	247,856	3,264	5.27%
FHLB stock (2)	16,044	201	5.01%	15,640	182	4.65%
Interest-earning deposits	954	3	1.26%	67,519	354	2.10%

Total interest-earning assets	1,070,939	15,153	5.66%	1,025,237	16,802	6.56%

Non interest-earning assets	76,172			54,126

Total assets	$ 1,147,111			$ 1,079,363

Interest-bearing liabilities:
Checking and money market deposits	$ 190,156	380	0.79%	$ 169,340	643	1.51%
Savings deposits	180,864	993	2.18%	127,406	707	2.20%
Time deposits	338,422	2,810	3.29%	408,627	4,908	4.77%

Total deposits	709,442	4,183	2.34%	705,373	6,258	3.52%

Borrowings	289,753	3,135	4.29%	247,790	3,910	6.26%

Total interest-bearing liabilities	999,195	7,318	2.91%	953,163	10,168	4.23%

Non interest-bearing liabilities	46,251			26,297

Total liabilities	1,045,446			979,460

Stockholders' equity	101,665			99,903

Total liabilities and stockholders' equity	$ 1,147,111			$ 1,079,363

Net interest income		$ 7,835			$ 6,634

Interest rate spread (3)			2.75%			2.32%
Net interest margin (4)			2.93%			2.59%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.18%			107.56%
Return on average assets			1.36%			0.92%
Return of average equity			15.30%			9.95%

(1)   Includes loans held for sale and receivable from sale of loans.
(2)   Includes dividend accrual adjustments in the second quarter of fiscal 2003 and 2002 totaling $30,000 and $13,000, respectively, resulting from the actual dividend received for the prior period; excluding the adjustments, the average yield would have been 4.26 percent and 4.32 percent, respectively.
(3)   Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(4)   Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


Average Balance Sheets
(Dollars in thousands)

	Six Months Ended December 31, 2002			Six Months Ended December 31, 2001
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Interest-earning assets:
Loans receivable, net (1)	$ 711,968	$ 24,205	6.80%	$ 730,251	$ 27,555	7.55%
Investment securities	289,051	5,157	3.57%	232,044	6,635	5.72%
FHLB stock (2)	14,234	393	5.52%	15,837	383	4.84%
Interest-earning deposits	1,243	9	1.45%	60,422	812	2.69%

Total interest-earning assets	1,016,496	29,764	5.86%	1,038,554	35,385	6.81%

Non interest-earning assets	65,697			53,583

Total assets	$ 1,082,193			$ 1,092,137

Interest-bearing liabilities:
Checking and money market deposits	$ 185,021	816	0.87%	$ 166,468	1,442	1.72%
Savings deposits	176,533	1,924	2.16%	124,351	1,580	2.52%
Time deposits	335,713	5,966	3.53%	421,705	10,834	5.10%

Total deposits	697,267	8,706	2.48%	712,524	13,856	3.86%

Borrowings (3)	244,700	6,152	4.99%	253,222	8,067	6.32%

Total interest-bearing liabilities	941,967	14,858	3.13%	965,746	21,923	4.50%

Non interest-bearing liabilities	37,797			27,209

Total liabilities	979,764			992,955

Stockholders' equity	102,429			99,182

Total liabilities and stockholders' equity	$ 1,082,193			$ 1,092,137

Net interest income		$ 14,906			$ 13,462

Interest rate spread (4)			2.73%			2.31%
Net interest margin (5)			2.93%			2.59%
Ratio of average interest-earning Assets to average interest-bearing liabilities			107.91%			107.54%
Return on average assets			1.40%			0.86%
Return of average equity			14.81%			9.45%

(1)   Includes loans held for sale and receivable from sale of loans.
(2)   Includes dividend accrual adjustments in the first six months of fiscal 2003 and 2002 totaling $58,000 and a reversal of $8,000, respectively, resulting from the actual dividend received for the prior period; excluding the adjustments, the average yield would have been
       4.71 percent and 4.94 percent, respectively.
(3)   Includes the FHLB interest penalties in the first half of fiscal 2003 and 2002 of $298 and $55, respectively; excluding the prepayments, the cost of borrowings would have been 4.75 percent and 6.28 percent, respectively.
(4)   Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(5)   Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


The following tables provide the rate/volume variances for the quarters and six months ended December 31, 2002 and 2001, respectively:

Rate/Volume Variance
(Dollars in thousands)

	Quarter Ended December 31, 2002 Compared to Quarter Ended December 31, 2001 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net

Interest income:
Loans receivable (1)	$ (1,478)	$ 1,068	$ (121)	$ (531)
Investment securities	(1,234)	722	(274)	(786)
FHLB stock	14	5	--	19
Interest-bearing deposits	(142)	(349)	140	(351)

Total net change in income on interest-earning assets	(2,840)	1,446	(255)	(1,649)

Interest-bearing liabilities:
Savings accounts	(304)	79	(38)	(263)
Demand and NOW accounts	(7)	296	(3)	286
Certificates of deposit	(1,516)	(844)	262	(2,098)
Borrowings	(1,229)	662	(208)	(775)

Total net change in expense on interest-bearing liabilities	(3,056)	193	13	(2,850)

Net change in net interest (loss) income	$ 216	$ 1,253	$ (268)	$ 1,201

(1)   Includes loans held for sale and receivable from sale of loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

	Six Months Ended December 31, 2002 Compared to Six Months Ended December 31, 2001 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net

Interest income:
Loans receivable (1)	$ (2,729)	$ (690)	$ 69	$ (3,350)
Investment securities	(2,495)	1,630	(613)	(1,478)
FHLB stock	54	(39)	(5)	10
Interest-bearing deposits	(374)	(796)	367	(803)

Total net change in income on interest-earning assets	(5,544)	105	(182)	(5,621)

Interest-bearing liabilities:
Savings accounts	(708)	161	(79)	(626)
Demand and NOW accounts	(224)	663	(95)	344
Certificates of deposit	(3,338)	(2,211)	681	(4,868)
Borrowings	(1,700)	(272)	57	(1,915)

Total net change in expense on interest-bearing liabilities	(5,970)	(1,659)	564	(7,065)

Net change in net interest (loss) income	$ 426	$ 1,764	$ (746)	$ 1,444

(1)   Includes loans held for sale and receivable from sale of loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.


Provision for Loan Losses. A $565,000 loan loss provision was recorded during the second quarter of fiscal 2003, as compared to $126,000 during the same period of fiscal 2002. The increase in the provision was primarily a result of the sequential quarter growth in loans held for investment, a higher proportion of “preferred” loans in the loans held for investment and specific loan loss provisions, totaling $233,000 for commercial business loans to two borrowers. For six months ended December 31, 2002, a $765,000 of loan loss provisions was recorded as compared to $246,000 for the same period of fiscal 2002.

The allowance for loan losses was $7.4 million at December 31, 2002 as compared to $6.6 million at June 30, 2002. The allowance for loan losses as a percentage of gross loans held for investment was 1.08 percent at December 31, 2002 as compared to 1.10 percent at June 30, 2002.

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


The following table is provided to disclose additional details on the Corporation's allowance for loan losses and asset quality:

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
	2002	2001	2002	2001

Allowance at beginning of period	$ 6,794	$ 6,255	$ 6,579	$ 6,068
Provision for loan and lease losses	565	126	765	246
Recoveries:
Mortgage loans:
Single-family	--	19	--	19
Multi-family	--	--	--	67
Commercial real estate	--	--	--	--
Construction	--	--	--	--
Commercial business loans	--	--	--	--
Consumer loans	21	--	41	--

Total recoveries	21	19	41	86

Charge-offs:
Mortgage loans:
Single-family	(16)	(9)	(16)	(9)
Multi-family	--	--	--	--
Commercial real estate	--	--	--	--
Construction	--	--	--	--
Commercial business loans (1)	--	(20)	--	(20)
Consumer loans	(3)	(3)	(8)	(3)

Total charge-offs	(19)	(32)	(24)	(32)

Net (charge-offs) recoveries	2	(13)	17	54

Balance at end of period	$ 7,361	$ 6,368	$ 7,361	$ 6,368

Allowance for loan and lease losses as a percentage of gross loans held for investment	1.08%	1.06%	1.08%	1.06%

Net charge-offs as a percentage of average loans outstanding during the period	--	0.01%	-0.01%	-0.03%

Allowance for loan and lease losses as a percentage of non-performing loans at the end of the period	481.43%	500.24%	481.43%	500.24%

(1)   Reclassifications of charge-off amounts and recovery amounts have been made to those amounts previously reported in the second quarter ended and for the six months ended in fiscal 2002 to comply with the current reporting practices of the Corporation as stated in the Form 10-K ended June 30, 2002.

Non-Interest Income. Total non-interest income increased $1.9 million, or 44 percent, to $6.2 million during the quarter ended December 31, 2002 from $4.3 million during the same period of fiscal 2002. The increase in non-interest income was primarily attributable to an increase in the gain on sale of loans.

The gain on sale of loans increased $2.0 million, or 69 percent, to $4.9 million for the quarter ended December 31, 2002 from $2.9 million during the same quarter of fiscal 2002. This increase was primarily


the result of a higher average loan sale margin, partly offset by a lower volume of loans originated for sale and an unfavorable SFAS No. 133 adjustment. Included in the gain on sale of loans was an unfavorable SFAS No. 133 adjustment of $248,000 in the second quarter of fiscal 2003 as compared to a favorable adjustment of $6,000 in the same quarter of fiscal 2002. The average loan sale margin during the second quarter of fiscal 2003 was 1.61 percent as compared to 0.83 percent during the same period of fiscal 2002. The higher loan sale margin was primarily due to the high demand for mortgage loans, an improved product mix (a larger percentage of loans sold with a higher loan sale margin) and better execution in the sale of loans. Total loans originated for sale during the second quarter of fiscal 2003 decreased $13.3 million, or 4 percent, to $322.0 million as compared to $335.3 million in the same period of fiscal 2002. The decrease in the loans originated for sale was a result of a larger portion of loan origination volume retained as loans held for investment. Total loan originations, which included $16.2 million of purchased loans, were $481.3 million in the second quarter of fiscal 2003 as compared to $399.7 million, which included $9.6 million of purchased loans, in the same period in fiscal 2002. Loan originations held for investment, including purchased loans, were $159.3 million in the second quarter of fiscal 2003, compared to $64.4 million in the same period in fiscal 2002.

The average profit margin for PBM in the second quarter of fiscal 2003 and 2002 was 109 basis points and 56 basis points, respectively. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit. There were three main reasons for the increase of the profit margin. The first reason was the emphasis on originating the most profitable mortgage loan products. The second reason was the economies of scale realized by producing larger loan volumes with relatively fixed operating expenses. The third reason was the extraordinary pricing opportunities given the consumer demand for mortgage loan products during the period.

For the six months ended December 31, 2002, total non-interest income increased $4.3 million, or 54 percent, to $12.3 million from $8.0 million during the same period of fiscal 2002. The increase in non-interest income was primarily attributable to an increase in the gain on sale of loans.

For the six months ended December 31, 2002, the gain on sale of loans increased $3.9 million, or 76 percent, to $9.0 million from $5.1 million during the same period of fiscal 2002. This increase was primarily as a result of a higher average loan sale margin, a higher volume of loans originated for sale and a favorable SFAS No. 133 adjustment. Included in the gain on sale of loans was a favorable SFAS No. 133 adjustment of $38,000 in the first six months of fiscal 2003 as compared to an unfavorable adjustment of $293,000 in the same period of fiscal 2002. The average loan sale margin during the first six months of fiscal 2003 was 1.53 percent as compared to 0.77 percent during the same period of fiscal 2002. The higher loan sale margin was primarily due to the high demand for mortgage loans, an improved product mix (a larger percentage of loans sold with a higher loan sale margin) and better execution in the sale of loans. Total loans originated for sale during the first six months of fiscal 2003 decreased $26.5 million, or 5 percent, to $577.9 million as compared to $604.4 million in the same period of fiscal 2002. The decrease in the loans originated for sale was a result of a larger portion of loan origination volume retained as loans held for investment. Total loan originations, which included $28.3 million of purchased loans, were $866.5 million in the first half of fiscal 2003 as compared to $708.6 million, which included $19.4 million of purchased loans, in the same period in fiscal 2002. Loan originations held for investment, including purchased loans, were $288.6 million in the second quarter of fiscal 2003, compared to $104.2 million in the same period in fiscal 2002.

The average profit margin for PBM in the first six months of fiscal 2003 and 2002 was 103 basis points and 54 basis points, respectively. For additional detail on PBM operations refer to “Note 3: Operating Segment Reports”.

Non-Interest Expense. Total non-interest expense increased $487,000, or 7 percent, to $7.1 million in the quarter ended December 31, 2002 from $6.6 million in the same quarter of fiscal 2002. This increase was primarily attributable to an increase in premises and occupancy expenses and an increase in loan production related expenses, such as commissions paid to loan agents, employee incentives and other loan origination expenses. These increases were partially offset by a decrease in equipment and marketing expenses. The efficiency ratio in the second quarter of fiscal 2003 improved to 50 percent as compared to 60 percent during the same period of fiscal 2002.


For the six months ended December 31, 2002, total non-interest expense increased $563,000, or 4 percent, to $13.8 million from $13.2 million during the same period of fiscal 2002. This increase was primarily attributable to an increase in premises and occupancy expenses and an increase in loan production related expenses, such as commissions paid to loan agents, employee incentives and other loan origination expenses. These increases were partially offset by a decrease in equipment expenses. For the six months ended December 31, 2002, the efficiency ratio improved to 51 percent from 61 percent during the same period of fiscal 2002.

Income taxes. Income tax expense was $2.5 million for the quarter ended December 31, 2002 as compared to $1.8 million during the same period of fiscal 2002. In December 2002, the Corporation filed an amended state tax return for fiscal 2000 resulting in a $78,000 refund. This amount was recorded as a receivable in December 2002. The effective tax rate for the quarters ended December 31, 2002 and 2001 was approximately 39 percent and 42 percent, respectively.

For the six months ended December 31, 2002, income tax expense was $5.1 million as compared to $3.3 million during the same period of fiscal 2002. The effective tax rate for the first six months ended December 31, 2002 and 2001 was approximately 40 percent and 42 percent, respectively.

Asset Quality. Non-accrual loans, which primarily consisted of single-family loans, increased $256,000, or 20 percent, to $1.5 million at December 31, 2002 from $1.3 million at December 31, 2001. No interest accruals were made for loans that were past due 90 days or more.

The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment increased to 0.23 percent at December 31, 2002 from 0.21 percent at December 31, 2001. Non-performing assets, including real estate owned, as a percentage of total assets increased slightly to 0.17 percent at December 31, 2002 from 0.16 percent at December 31, 2001. The increase in the non-performing assets at December 31, 2002 was due primarily to the addition of three non-accrual loans, of which, two were commercial business loans to a single borrower and one was a consumer loan. In the second quarter of fiscal 2003, a specific loan loss allowance of $233,000 was established for four commercial business loans to two borrowers.

The Corporation reviews loans individually and identifies when impairment has occurred. Loans are identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Corporation may measure impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent.


The following table is provided to disclose details on asset quality (dollars in thousands):

	At December 31,	At December 31,
	2002	2001

Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 1,236	$ 1,259
Multi-family	--	--
Commercial real estate	--	--
Construction	--	--
Commercial business loans	195	--
Consumer loans	98	14
Other loans	--	--

Total	1,529	1,273

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
Single-family	--	--
Multi-family	--	--
Commercial real estate	--	--
Construction	--	--
Commercial business loans	--	--
Consumer loans
Other loans	--	--

Total	--	--

Total of non-accrual and 90 days past due loans	1,529	1,273

Real estate owned	488	443

Total non-performing assets	$ 2,017	$ 1,716

Restructured loans	--	$ 1,419

Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net	0.23%	0.21%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.13%	0.12%

Non-performing assets as a percentage of total assets	0.17%	0.16%


The following table is provided to disclose details related to the volume of loans originated, purchased and sold:

Loan Volume Activities
(Dollars in thousands)

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
	2002	2001	2002	2001

Loans originated for sale:
Retail originations	$ 122,355	$ 134,119	$ 219,617	$ 236,360
Wholesale originations	199,633	201,179	358,322	367,993

Total loans originated for sale	321,988	335,298	577,939	604,353

Loans sold:
Servicing released	(303,273)	(312,151)	(537,640)	(647,586)
Servicing retained	(3,202)	(571)	(8,796)	(2,071)

Total loans sold	(306,475)	(312,722)	(546,436)	(649,657)

Loans originated for portfolio:
Mortgage loans:
Single-family	104,505	34,735	186,057	42,939
Multi-family	--	1,298	375	2,994
Commercial real estate	17,013	3,320	31,443	7,470
Construction	20,185	13,712	39,128	28,039
Commercial business loans	810	1,467	1,821	1,964
Consumer loans	--	30	--	30
Other loans	579	312	1,450	1,367

Total loans originated for portfolio	143,092	54,874	260,274	84,803

Loans purchased for portfolio:
Mortgage loans:
Multi-family	4,570	--	4,570	1,590
Commercial real estate	2,530	800	7,592	800
Construction	9,103	8,766	16,130	17,011

Total loans purchased for portfolio	16,203	9,566	28,292	19,401

Mortgage loan principal repayments	(111,140)	(106,278)	(205,716)	(199,541)
Real estate acquired in settlement of loans	--	(313)	(649)	(406)
Decrease (increase) in receivable from sale of loans	(26,438)	(23,318)	(37,327)	43,448
Increase (decrease) in other items, net (1)	3,709	(1,198)	6,405	(2,971)

Net increase (decrease) in loans held for investment and loans held for sale	$ 40,939	$ (44,091)	$ 82,782	$ (100,570)

(1)   Includes changes in loans in process, discounts, deferred fees and costs and allowances for loan losses.

Liquidity and Capital Resources. The Corporation's primary sources of funding includes deposits, proceeds from loan principal and interest payments, sales of loans, the maturity of, principal payments on and interest income on investment securities, and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition.

The Bank has a standard credit facility available from the FHLB of San Francisco equal to 40 percent of its total assets, collateralized by loans and securities. As of December 31, 2002, the Bank's available credit facility from the FHLB was $133.8 million. In addition to the FHLB credit facility, the Bank has an unsecured line of credit in the amount of $45.0 million with its correspondent bank. Additionally, selling


available for sale investment securities can also generate liquidity, which total $190.2 million as of December 31, 2002.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash to meet short-term liquidity needs. At December 31, 2002, cash and cash equivalents totaled $34.1 million, or 3 percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Bank may rely on FHLB borrowings or unsecured lines of credit for its liquidity needs.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2001, regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operation. The Bank's average liquidity ratio for the quarter ended December 31, 2002 decreased to 36 percent from 39 percent during the same period ending December 31, 2001. This decrease was primarily due to the redeployment of available cash flows into loans held for investment or non-qualifying investments.

The Bank continues to experience a large volume of loan prepayments in its loan portfolio and it continues to be a challenge to reinvest these cash flows in assets that carry similar or better interest rate risk characteristics. The recent refinance market has been dominated by fixed rate loans and the Bank does not add long-term fixed rate loans to its portfolio particularly when interest rates are at or near historical lows. Therefore, while the Bank has taken steps to address the issue of rising liquidity levels, the Bank finds that a larger percentage of its earning assets are invested at significantly lower rates than the Bank would like. The Bank has mitigated the impact of this in several ways. The Bank has increased the balance of the investment securities portfolio, generated more loans for portfolio from its mortgage banking, business banking and major loan divisions, and purchased commercial real estate and construction loans from other financial institutions. This has been accomplished with prudent interest-rate-risk management practices.

The Bank is committed to changing the loan portfolio composition with more emphasis on multi-family, commercial real estate, construction and commercial business loans (“preferred” loans). These loans generally have higher yields than single-family loans. During the second quarter of fiscal 2003, the volume of loans generated for portfolio increased $94.9 million, or 147 percent, to $159.3 million as compared to $64.4 million in the comparable period last year. Of the total loans generated for portfolio, $54.2 million, or 34 percent were “preferred” loans. For the first six months of fiscal 2003, the volume of loans generated for portfolio increased $184.4 million, or 177 percent, to $288.6 million as compared to $104.2 million in the comparable period last year. Of the total loans generated for portfolio, $101.1 million, or 35 percent were “preferred” loans.

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


The Bank's actual and required capital amounts and ratios as of December 31, 2002 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 74,328	6.41%
Requirement	23,198	2.00%

Excess over requirement	$ 51,130	4.41%

Tier 1 (core) capital	$ 74,328	6.41%
Requirement to be “Well Capitalized”	$ 57,995	5.00%

Excess over requirement	$ 16,333	1.41%

Total risk-based capital	$ 81,184	13.12%
Requirement to be “Well Capitalized”	$ 61,860	10.00%

Excess over requirement	$ 19,324	3.12%

Tier 1 risk-based capital	$ 74,328	12.02%
Requirement to be “Well Capitalized”	$ 37,116	6.00%

Excess over requirement	$ 37,212	6.02%

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

Commitments	December 31, 2002	June 30, 2002

(In Thousands)

Undisbursed loan funds - Construction loans	$ 36,126	$ 30,536
Undisbursed loan funds - Construction loans serviced by others	13,484	18,777
Undisbursed lines of credit - Commercial business loans	8,387	10,285
Undisbursed lines of credit - Consumer loans	10,972	11,730

	$ 68,969	$ 71,328

Commitments to extend credit are agreements to lend money to a customer at some future date as long as all conditions have been met in the agreement. These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee. Since some of these commitments are expected to expire, the total commitment amount outstanding does not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis prior to issuing a commitment. Interest rates on commitments to extend credit ranged from 4.00% to 11.50% at December 31, 2002 as compared to 6.00% to 14.50% at June 30, 2002. Commitments to extend credit on loans to be held for investment were $16.4 million at December 31, 2002 as compared to $18.2 million at June 30, 2002.


In an effort to minimize its exposure to interest rate fluctuations on commitments to extend credit where the underlying loan will be sold, the Corporation enters into forward loan sale agreements to sell certain dollar amounts of fixed rate and adjustable rate loans to third parties. These agreements specify the minimum maturity of the loans, the yield to the purchaser, the servicing spread to the Corporation (if servicing is retained), the maximum principal amount of all loans to be delivered and the maximum principal amount of individual loans to be delivered. The Corporation typically satisfies these forward loan sale agreements with its current loan production; at December 31, 2002 and June 30, 2002 the aggregate amount of loans held for sale and of commitments to extend credit on loans to be sold exceeded the Corporation's forward loan sale agreements, due to the commitments to extend credit which may not fund. Interest rates on forward loan sale agreements ranged from 4.50 percent to 6.00 percent at December 31, 2002 as compared to 5.50 percent to 7.00 percent at June 30, 2002.

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

In accordance with SFAS No. 133 and interpretations of the FASB's Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or (other liabilities). The Corporation is not applying hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarters ended December 31, 2002 and 2001 was a loss of $248,000 and a gain of $5,000, respectively. For the first six months of fiscal 2003 and 2002, the impact of derivative financial instruments on the consolidated statements of operations was a gain of $38,000 and a loss of $294,000, respectively.

	December 31, 2002		June 30, 2002
Derivative financial instruments	Amount	Fair Value	Amount	Fair Value

(In Thousands)
Commitments to extend credit on loans to be held for sale, including servicing released premiums (1) (2)	$ 61,212	$ 1,235	$ 56,738	$ 779
Forward loan sale agreements	59,024	(438)	45,709	(237)
Put option contracts	12,500	13	11,000	17

Total	$ 132,736	$ 810	$ 113,447	$ 559

(1)   Net of an estimated 34.3% of commitments at December 31, 2002 and 26.7% of commitments at June 30, 2002, which may not fund.
(2)   The fair value of servicing released premiums at December 31, 2002 and June 30, 2002 were $916 and
       $702, respectively.

Stockholders' Equity. The ability of the Corporation to pay dividends depends > primarily on the >ability of the Bank to pay dividends to the Corporation. The >Bank may not declare or pay a cash dividend if the effect thereof >would cause its net worth to be reduced below either the amounts required >for its liquidation account or the regulatory capital requirements imposed >by federal and state regulation. On October 28, 2002, the Corporation's Board of Directors declared a quarterly dividend of $0.05 per share on the Corporation's outstanding shares of common stock; a total of $261,000 was paid on December 6, 2002 to shareholders of record on November 15, 2002. Subsequently, a quarter cash dividend was also approved by the Corporation's Board of Directors on January 29, 2003, which is described in Note 5 of the Selected Notes to Unaudited Interim Financial Statements.


Consistent with the 10 Percent Stock Repurchase Plan announced in September of 2002, 192,000 shares, or 36 percent, of 529,000 shares were repurchased during the second quarter of fiscal 2003. As of December 31, 2002, a total of 267,000 shares or 50 percent of the September 2002 stock repurchase plan were repurchased with an average cost of $25.94 per share. Year to date, the Corporation has repurchased 446,700 shares with an average cost of $24.85 per share. During the second quarter of fiscal 2003, the Bank paid cash dividends of $10.6 million to the Corporation for the primary purpose of funding the Stock Repurchase Plan and cash dividends declared to shareholders. Year to date, the Bank paid $23.2 million of cash dividends to the Corporation.

Stock Option Plan and Management Recognition Plan. Pursuant to the Stock Option Plan, options vest at a rate of 20 percent per year over a five-year period. In the second quarter of fiscal 2003, no options were granted, while 16,875 options were exercised. As of December 31, 2002, a total of 637,625 options were outstanding with an average exercise price of $11.52 per share and an average remaining life of 5.36 years.

Pursuant to the Management Recognition Plan, the restricted shares awarded under the plan vest at a rate of 20 percent per year over a five-year period. In the second quarter of fiscal 2003, no MRP shares were awarded. As of December 31, 2002, a total of 33,329 shares were allocated and outstanding, pending their respective distribution schedules.

Supplemental Information

	December 31, 2002	June 30, 2002	December 31, 2002

Loans serviced for others (in thousands)	$ 108,724	$ 136,059	$ 170,261

Book value per share	$ 19.91	$ 18.86	$ 17.99

Forward-Looking Statements

Certain matters in this quarterly report on Form 10-Q for the quarter ended December 31, 2002 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, interest rates, the California real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update this information.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to the fluctuation of interest rates. The Bank, through its Asset and Liability Committee (“ALCO”), has sought to reduce the exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities. The principal element in achieving this objective is to manage the interest-rate sensitivity of the Bank's assets by holding loans with interest rates subject to periodic market adjustments. In addition, the Bank


maintains a liquid investment portfolio comprised of government agency securities, including mortgage backed securities, and investment grade securities. The Bank relies on retail deposits as its primary source of funding while utilizing FHLB advances as a secondary source of funding. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with terms up to five years.

Through the use of an internal interest rate risk model, the Bank is able to analyze its interest rate risk exposure by measuring the change in Net Portfolio Value (“NPV”) over a variety of interest rate scenarios. NPV is the net present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of at least 100 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement.

The following table represents the NPV based on the indicated changes in interest rates as of December 31, 2002 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change (1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets (2)	Sensitivity Measure (3)

+ 300 bp	$ 81,541	$ (15,624)	$ 1,135,800	7.18%	-93 bp
+200 bp	91,827	(5,338)	1,160,538	7.91%	-20 bp
+100 bp	98,111	946	1,181,126	8.31%	20 bp
0 bp	97,165		1,197,993	8.11%
-100 bp	94,886	(2,280)	1,210,178	7.84%	-27 bp
-200 bp	84,701	(12,464)	1,217,238	6.96%	-115 bp

(1)   Represents the (decrease) increase of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2002 (“base case”).
(2)   Calculated as the NPV divided by the Portfolio Value of Assets (“PV Assets”).
(3)   Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table represents the change in the NPV at a -200 basis point rate shock at December 31, 2002 and a +200 basis point rate shock at June 30, 2002.

Risk measure: +/- 200 basis point rate shock	At December 31, 2002	At June 30, 2002 (1)

	(-200 bps. rate shock)	(+200 bps. rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	8.11%	11.71%
Post-shock NPV ratio: NPV as a % of PV Assets	6.96%	10.33%
Sensitivity measure: Change in NPV Ratio	115 bps.	138 bps.

(1)   Based on IRR analysis provided by the OTS.

The results of the internal IRR model are reconciled with the results provided by the OTS on a quarterly basis. Any significant deviations are researched and adjusted where applicable. Historically, the internal model has generally reflected a more conservative position.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgage (“ARM”) loans, have


features, which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could likely deviate significantly from those assumed when calculating the tables above. It is also possible that, as a result of an interest rate increase; the higher mortgage payments required from ARM borrowers could result in an increase in delinquencies and defaults. Changes in market interest rates may also affect the volume and profitability of the Corporation's mortgage banking operations. Accordingly, the data presented in the tables above should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Bank, nor does it represent amounts that would be available for distribution to stockholders in the event of the liquidation of the Corporation.

ITEM 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. An evaluation of the Registrant's disclosure controls and procedure (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the Registrant's senior management within the 90-day period preceding the filing date of this quarterly report. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)	Changes in Internal Controls. In the quarter ended December 31, 2002, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Shareholders

A proxy statement dated December 27, 2002 was sent to shareholders of the Corporation to vote at the Annual Meeting of Shareholders of the Corporation held on January 28, 2003 at the Riverside Art Museum, 3425 Mission Inn Avenue, Riverside California.

Item 5. Other Information

Not applicable.


Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits : 99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

b)	Reports on Form 8-K:

(1) On October 28, 2002: A quarterly cash dividend of $0.05 per share on the Corporation's outstanding shares of common stock.
(2) On November 22, 2002: The annual meeting of shareholders' announcement.
(3) On November 27, 2002: The appointment of a new member to the board of directors of the Corporation and the Bank.
(4) On December 17, 2002: The completion of the acquisition of Valley Bank's Sun City branch office's deposits, pursuant to the Deposit Purchase and Assumption Agreement announced on August 30, 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

February 12, 2003	/s/ Craig G. Blunden
Craig G. Blunden Chairman, President and Chief Executive Officer (Principal Executive Officer)

February 12, 2003	/s/ Donavon P. Ternes
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

Date: February 12, 2003	/s/ Craig G. Blunden
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

Date: February 12, 2003	/s/ Donavon P. Ternes
Donavon P. Ternes Chief Financial Officer


Exhibit 99.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ending December 31, 2002 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: February 12, 2003	/s/ Craig G. Blunden
Craig G. Blunden Chairman, President and Chief Executive Officer


CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ending December 31, 2002 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: February 12, 2003	/s/ Donavon P. Ternes
Donavon P. Ternes Chief Financial Officer
