Form 10-Q
period 2003-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2003-05-14
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[Ö ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended                 March 31, 2003

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

(1) Yes X	No
(2) Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

(1) Yes X	No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:	As of May 7, 2003
Common stock, $ 0.01 par value	4,968,894 shares*

Includes 324,624 shares held by the employee stock ownership plan (“ESOP”) that have not been released, committed to be released, or allocated to participant accounts; and 33,329 shares held by the management recognition plan (“MRP”) which have been committed to be released and allocated to participant accounts.


PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION
ITEM 1 -	Financial Statements. The Unaudited Interim Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition as of March 31, 2003 and June 30, 2002 . . . . . . . . . . . .	1
	Consolidated Statements of Operations for the quarters and nine months ended March 31, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2
	Consolidated Statements of Changes in Stockholders' Equity for the quarters and nine months ended March 31, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
	Consolidated Statements of Cash Flows for the quarters and nine months ended March 31, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5
	Selected Notes to Unaudited Interim Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .	6

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations:

	General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12
	Critical Accounting Policies. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	13
	Comparison of Financial Condition at March 31, 2003 and June 30, 2002. . . . . . . . . . . . . . . . . . . . . . . .	14
	Comparison of Operating Results for the quarters and nine months ended March 31, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15
	Asset Quality. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25
	Loan Volume Activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27
	Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27
	Commitments and Derivative Financial Instruments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27
	Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	30
	Stock Option Plan and Management Recognition Plan . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31
	Supplemental Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31

ITEM 3 -	Quantitative and Qualitative Disclosure about Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31

ITEM 4 -	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33
ITEM 2 -	Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33
ITEM 3 -	Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33
ITEM 4 -	Submission of Matters to Vote of Shareholders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33
ITEM 5 -	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	34
ITEM 6 -	Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	34

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		35

CERTIFICATION LETTERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		36


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Financial Condition
 (Unaudited)
Dollars In Thousands

	March 31 2003	June 30, 2002

Assets
Cash	$ 32,276	$ 27,700
Investment securities - held to maturity, at amortized cost (fair value $107,533 and $157,705, respectively)	107,137	157,122
Investment securities - available for sale at fair value	202,086	114,826
Loans held for investment, net of allowance for loan losses of $7,350 and $6,579, respectively	701,908	593,554
Loans held for sale, at lower of cost or market	6,367	1,747
Receivable from sale of loans	82,923	67,241
Accrued interest receivable	5,633	5,591
Real estate held for investment, net	10,783	11,150
Other real estate owned, net	228	313
Federal Home Loan Bank stock	18,352	13,000
Premises and equipment, net	8,013	8,119
Prepaid expenses and other assets	6,433	4,955

Total assets	$ 1,182,139	$ 1,005,318

Liabilities and Stockholders' Equity
Liabilities:
Non interest-bearing deposits	$ 40,855	$ 31,076
Interest-bearing deposits	701,978	646,372

Total deposits	742,833	677,448

Borrowings	312,945	202,466
Accounts payable, accrued interest and other liabilities	24,992	22,373

Total liabilities	1,080,770	902,287

Stockholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued and outstanding	--	--
Common stock, $.01 par value; authorized 15,000,000 shares; issued 7,814,040 and 7,712,515 shares, respectively; outstanding 4,968,894 and 5,463,199 shares, respectively	78	77
Additional paid-in capital	53,858	52,178
Retained earnings	94,192	82,805
Treasury stock at cost (2,845,146 and 2,249,316 shares, respectively)	(45,349)	(30,027)
Unearned stock compensation	(2,568)	(2,866)
Accumulated other comprehensive income, net of tax	1,158	864

Total stockholders' equity	101,369	103,031

Total liabilities and stockholders' equity	$ 1,182,139	$ 1,005,318

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)
Dollars In Thousands, Except Earnings Per Share

	Quarter Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Interest income:
Loans receivable, net	$ 12,450	$ 12,015	$ 36,655	$ 39,570
Investment securities	2,346	2,704	7,503	9,339
FHLB stock	234	196	627	579
Interest-earning deposits	1	408	10	1,220

Total interest income	15,031	15,323	44,795	50,708

Interest expense:
Checking and money market deposits	367	509	1,183	1,951
Savings deposits	1,080	750	3,004	2,330
Time deposits	2,447	4,096	8,413	14,930
Borrowings	2,968	3,506	9,120	11,573

Total interest expense	6,862	8,861	21,720	30,784

Net interest income	8,169	6,462	23,075	19,924
Provision for loan losses	205	129	970	375

Net interest income after provision for loan losses	7,964	6,333	22,105	19,549

Non-interest income
Loan servicing and other fees	363	538	1,323	1,578
Gain on sale of loans, net	4,935	2,285	13,954	7,414
Real estate operations, net	177	181	529	472
Deposit account fees	438	416	1,312	1,219
Gain on sale of investment securities	428	21	694	154
Other	359	242	1,185	875

Total non-interest income	6,700	3,683	18,997	11,712

Non-interest expense
Salaries and employee benefits	4,557	4,256	13,394	12,408
Premises and occupancy	606	559	1,860	1,646
Equipment	556	553	1,516	1,668
Professional expenses	157	172	513	534
Sales and marketing expenses	203	109	651	555
Other	901	942	2,822	2,993

Total non-interest expense	6,980	6,591	20,756	19,804

Income before taxes	7,684	3,425	20,346	11,457
Provision for income taxes	3,096	1,428	8,175	4,776

Net income	$ 4,588	$ 1,997	$ 12,171	$ 6,681

Basic earnings per share	$ 0.99	$ 0.39	$ 2.54	$ 1.29
Diluted earnings per share	$ 0.92	$ 0.37	$ 2.36	$ 1.23
Cash dividends per share	$ 0.05	--	$ 0.15	--

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars In Thousands, Except Shares
For the Quarters Ended March 31, 2003 and 2002

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	net of tax	Total

Balance at December 31, 2002	5,036,044	$ 77	$ 52,756	$ 89,855	$ (41,115)	$ (2,686)	$ 1,356	$ 100,243
Comprehensive income:
Net income				4,588				4,588
Unrealized holding gain on securities available for sale, net of tax							(198)	(198)
Total comprehensive income								4,390

Purchase of treasury stock	(151,800)				(4,234)			(4,234)
Exercise of stock options	84,650	1	886					887
Amortization of MRP						33		33
Allocations of contribution to ESOP			216			68		284
Prepayment of ESOP loan						17		17
Cash dividends				(251)				(251)

Balance at March 31, 2003	4,968,894	$ 78	$ 53,858	$ 94,192	$ (45,349)	$ (2,568)	$ 1,158	$ 101,369

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	net of tax	Total

Balance at December 31, 2001	5,576,749	$ 77	$ 51,730	$ 78,381	$ (27,311)	$ (3,363)	$ 754	$ 100,268

Comprehensive income:
Net income				1,997				1,997
Unrealized holding gain on Securities available for sale, net of tax							(470)	(470)
Total comprehensive income								1,527

Purchase of treasury stock	(31,050)				(565)			(565)
Exercise of stock options	18,000	--	183					183
Amortization of MRP						181		181
Allocations of contribution to ESOP			115			68		183

Balance at March 31, 2002	5,560,699	$ 77	$ 52,028	$ 80,378	$ (27,876)	$ (3,114)	$ 284	$ 101,777

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars In Thousands, Except Shares
For the Nine Months Ended March 31, 2003 and 2002

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	net of tax	Total

Balance at June 30, 2002	5,463,199	$ 77	$ 52,178	$ 82,805	$ (30,027)	$ (2,866)	$ 864	$ 103,031
Comprehensive income:
Net income				12,171				12,171
Unrealized holding gain on securities available for sale, net of tax							294	294
Total comprehensive income								12,465

Purchase of treasury stock	(608,388)				(15,579)			(15,579)
Exercise of stock options	101,525	1	1,090					1,091
Amortization and grants of MRP	12,558				257	41		298
Allocations of contribution to ESOP			590			202		792
Prepayment of ESOP loan						55		55
Cash dividends				(784)				(784)

Balance at March 31, 2003	4,968,894	$ 78	$ 53,858	$ 94,192	$ (45,349)	$ (2,568)	$ 1,158	$ 101,369

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	net of tax	Total

Balance at June 30, 2001	5,716,306	$ 77	$ 51,518	$ 73,697	$ (24,993)	$ (3,766)	$ 725	$ 97,258

Comprehensive income:
Net income				6,681				6,681
Unrealized holding gain on Securities available for sale, net of tax							(441)	(441)
Total comprehensive income								6,240

Purchase of treasury stock	(182,694)				(2,982)			(2,982)
Exercise of stock options	20,250	--	206					206
Amortization and grants of MRP	6,837				99	448		547
Allocations of contribution to ESOP			304			204		508

Balance at March 31, 2002	5,560,699	$ 77	$ 52,028	$ 80,378	$ (27,876)	$ (3,114)	$ 284	$ 101,777

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
Dollars In Thousands

	Quarter Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Cash flows from operating activities:
Net income	$ 4,588	$ 1,997	$ 12,171	$ 6,681
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,829	466	4,402	1,577
Provision for loan losses	205	129	970	375
Provision for real estate losses	--	--	--	58
Gain on sale of loans	(4,935)	(2,285)	(13,954)	(7,414)
Gain on sale of investment securities	(428)	(21)	(694)	(154)
(Decrease) increase in accounts payable and other liabilities	1,007	(3,200)	2,415	(1,384)
Decrease (increase) in prepaid expense and other assets	(968)	642	(1,520)	668
Loans originated for sale	(302,168)	(269,078)	(880,107)	(873,431)
Proceeds from sale of loans	325,714	296,121	873,759	950,907
Stock based compensation	334	364	1,145	1,055

Net cash (used for) provided by operating activities	25,175	25,135	(1,413)	78,938

Cash flows from investing activities:
Net (increase) decrease in loans held for investment	(27,180)	8,271	(109,568)	106,307
Maturity and call of investment securities held to maturity	17,599	26,843	174,353	179,590
Maturity and call of investment securities available for sale	12,800	20,343	43,395	80,205
Principal payments from mortgage backed securities	19,622	2,441	42,673	3,204
Purchase of investment securities held to maturity	(8,502)	(5,025)	(125,944)	(129,147)
Purchase of investment securities available for sale	(61,015)	(45,141)	(199,944)	(172,707)
Proceeds from sales of investment securities available for sale	15,875	1,454	26,112	21,481
(Purchase) sales of Federal Home Loan Bank stock	(215)	915	(5,352)	1,818
Net sales (acquisitions) of other real estate owned	234	--	684	149
Net purchases of premises and equipment	(416)	(161)	(1,012)	(2,004)

Net cash (used for) provided by investing activities	(31,198)	9,940	(154,603)	88,896

Cash flows from financing activities:
Net increase (decrease) in deposits	31,827	(3,089)	65,385	(35,082)
Repayment of Federal Home Loan Bank Advances	(5,792,507)	(15,044)	(12,188,421)	(45,054)
Proceeds of Federal Home Loan Bank Advances	5,768,500	--	12,298,900	1,696
Exercise of stock options	887	183	1,091	206
Cash dividends	(251)	--	(784)	--
Treasury stock purchases	(4,234)	(565)	(15,579)	(2,982)

Net cash provided by (used for) financing activities	4,222	(18,515)	160,592	(81,216)

Net increase in cash and cash equivalents	(1,801)	16,560	4,576	86,618
Cash and cash equivalents at beginning of period	34,077	96,897	27,700	26,839

Cash and cash equivalents at end of period	$ 32,276	$ 113,457	$ 32,276	$ 113,457

Supplemental information:
Cash paid for interest	$ 6,676	$ 7,472	$ 22,086	$ 30,879
Cash paid for income taxes	2,850	440	7,810	5,440
Real estate acquired in settlement of loans	--	942	649	1,348

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

Note 2: Earnings Per Share and Stock-Based Compensation
Earnings Per Share:
 Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following table provides the basic and diluted EPS computations for the quarter and nine months ended March 31, 2003 and 2002, respectively.

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
	2003	2002	2003	2002

Numerator:
Net income -- numerator for basic earnings per share and diluted earnings per share- income available to common stockholders	$ 4,588,022	$ 1,997,241	$ 12,171,318	$ 6,681,474

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	4,624,092	5,123,959	4,789,298	5,148,137

Effect of dilutive securities:
Stock option dilution	346,933	239,973	342,328	203,450
Stock award dilution	11,006	31,389	30,500	44,695

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	4,982,031	5,395,321	5,162,126	5,396,282

Basic earnings per share	$ 0.99	$ 0.39	$ 2.54	$ 1.29
Diluted earnings per share	$ 0.92	$ 0.37	$ 2.36	$ 1.23


Stock-Based Compensation:
 Stock-based compensation -- Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Corporation has been accounting for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Corporation's stock at the date of grant over grant price.

The Corporation has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Corporation's stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts as follows (dollars in thousands, except earnings per share):

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
	2003	2002	2003	2002

Net income, as reported	$4,588	$1,997	$12,171	$6,681
Deduct:
Total stock-based compensation expense, net of tax	(36)	(62)	(127)	(299)

Pro forma net income	$4,552	$1,935	$12,044	$6,382

Earnings per share:
Basic -- as reported	$ 0.99	$ 0.39	$ 2.54	$ 1.29
Basic -- pro forma	$ 0.98	$ 0.38	$ 2.51	$ 1.24

Diluted -- as reported	$ 0.92	$ 0.37	$ 2.36	$ 1.23
Diluted -- pro forma	$ 0.91	$ 0.36	$ 2.33	$ 1.18


Note 3: Operating Segment Reports

The Corporation operates in two business segments: community banking (Provident Savings Bank, F.S.B. ("Bank")) and mortgage banking (Provident Bank Mortgage ("PBM")), a division of the Bank. The following tables set forth condensed income statements and total assets for the Corporation's operating segments for the quarter and nine months ended March 31, 2003 and 2002, respectively (dollars in thousands).

	For the Quarter Ended March 31, 2003
	Provident Bank	Provident Bank Mortgage	Consolidated Totals

Net interest income	$ 7,212	$ 752	$ 7,964

Non-interest income:
Loan servicing and other fees (1)	(645)	1,008	363
(Loss) Gain on sale of loans, net	(15)	4,950	4,935
Real estate operations, net	186	(9)	177
Deposit account fees	438	--	438
Gain on sale of investment securities	428	--	428
Other	359	--	359

Total non-interest income	751	5,949	6,700

Non-interest expense:
Salaries and employee benefits	2,961	1,596	4,557
Premises and occupancy	459	147	606
Operating and administrative expenses	1,109	708	1,817

Total non-interest expense	4,529	2,451	6,980

Income before taxes	$ 3,434	$ 4,250	$ 7,684

Total assets, end of period	$ 1,111,453	$ 70,686	$ 1,182,139

(1)  Includes an inter-company charge of $890 credited to PBM by the Bank during the period to compensate
       PBM for originating loans held for investment.

	For the Quarter Ended March 31, 2002
	Provident Bank	Provident Bank Mortgage	Consolidated Totals

Net interest income	$ 5,692	$ 641	$ 6,333

Non-interest income:
Loan servicing and other fees (1)	(248)	786	538
(Loss) Gain on sale of loans, net	(2)	2,287	2,285
Real estate operations, net	192	(11)	181
Deposit account fees	416	--	416
Gain on sale of investment securities	21	-	21
Other	242	-	242

Total non-interest income	621	3,062	3,683

Non-interest expense:
Salaries and employee benefits	3,194	1,062	4,256
Premises and occupancy	443	116	559
Operating and administrative expenses	1,180	596	1,776

Total non-interest expense	4,817	1,774	6,591

Income before taxes	$ 1,496	$ 1,929	$ 3,425

Total assets, end of period	$ 969,369	$ 72,246	$ 1,041,615

(1)  Includes an inter-company charge of $751 credited to PBM by the Bank during the period to compensate
       PBM for originating loans held for investment.


	For the Nine Months Ended March 31, 2003
	Provident Bank	Provident Bank Mortgage	Consolidated Totals

Net interest income	$ 19,840	$ 2,265	$ 22,105

Non-interest income:
Loan servicing and other fees (1)	(2,109)	3,432	1,323
Gain on sale of loans, net	14	13,940	13,954
Real estate operations, net	560	(31)	529
Deposit account fees	1,312	--	1,312
Gain on sale of investment securities	694	--	694
Other	1,185	--	1,185

Total non-interest income	1,656	17,341	18,997

Non-interest expense:
Salaries and employee benefits	8,716	4,678	13,394
Premises and occupancy	1,426	434	1,860
Operating and administrative expenses	3,384	2,118	5,502

Total non-interest expense	13,526	7,230	20,756

Income before taxes	$ 7,970	$ 12,376	$ 20,346

Total assets, end of period	$ 1,111,453	$ 70,686	$ 1,182,139

(1)  Includes an inter-company charge of $2.93 million credited to PBM by the Bank during the period to compensate
       PBM for originating loans held for investment.

	For the Nine Months Ended March 31, 2002
	Provident Bank	Provident Bank Mortgage	Consolidated Totals

Net interest income	$ 17,705	$ 1,844	$ 19,549

Non-interest income:
Loan servicing and other fees (1)	(108)	1,686	1,578
Gain on sale of loans, net	42	7,372	7,414
Real estate operations, net	560	(88)	472
Deposit account fees	1,219	-	1,219
Gain on sale of investment securities	154	-	154
Other	867	8	875

Total non-interest income	2,734	8,978	11,712

Non-interest expense:
Salaries and employee benefits	9,444	2,964	12,408
Premises and occupancy	1,293	353	1,646
Operating and administrative expenses	3,791	1,959	5,750

Total non-interest expense	14,528	5,276	19,804

Income before taxes	$ 5,911	$ 5,546	$ 11,457

Total assets, end of period	$ 969,369	$ 72,246	$ 1,041,615

(1)  Includes an inter-company charge of $1.34 million credited to PBM by the Bank during the period to compensate
       PBM for originating loans held for investment.


Note 4: Commitments and Derivative Financial Instruments

Commitments:
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

Commitments	March 31, 2003	June 30, 2002

(In Thousands)

Undisbursed loan funds -- Construction loans	$ 38,318	$ 30,536
Undisbursed loan funds -- Construction loans serviced by others	9,993	18,777
Undisbursed lines of credit -- Commercial business loans	8,154	10,285
Undisbursed lines of credit -- Consumer loans	10,076	11,730

Total	$ 66,541	$ 71,328

Derivative Financial Instruments:
 In accordance with SFAS No. 133 and interpretations of the Financial Accounting Standards Board's Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or (other liabilities). The Corporation is not applying hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarters ended March 31, 2003 and 2002 was a gain of $208,000 and a gain of $63,000, respectively. For the first nine months of fiscal 2003 and 2002, the impact of derivative financial instruments on the consolidated statements of operations was a gain of $246,000 and a loss of $231,000, respectively.

	March 31, 2003		June 30, 2002		March 31, 2002
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

(In thousands)

Commitments to extend credit on loans to be held for sale,including servicing released premiums (1) (2)	$ 102,363	$ 1,746	$ 56,738	$ 779	$ 39,655	$ 277
Forward loan sale agreements	92,636	(594)	45,709	(237)	32,432	76
Put option contracts	21,000	57	11,000	17	5,000	15

Total	$ 215,999	$ 1,209	$ 113,447	$ 559	$ 77,087	$ 368

(1) Net of an estimated 30.4% of commitments at March 31, 2003, 26.7% of commitments at June 30, 2002 and 22.2% of commitments at March 31, 2002, which may not fund.

(2) The fair value of servicing released premiums at March 31, 2003, June 30, 2002 and March 31, 2002 were $1.5 million, $702,000 and $538,000, respectively.


Note 5: Recent Accounting Pronouncements

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

SFAS No. 146:
SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entities' commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of this statement shall be effective for exit or disposal activities initiated after March 31, 2002. The adoption of this statement is not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.

SFAS No. 147:
In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which provides guidance on the accounting for the acquisition of a financial institution.  This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72,"Accounting for Certain Acquisitions of Banking or Thrift Institutions," will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement is effective for the Bank beginning October 1, 2002. The Corporation adopted the new standard as of October 1, 2002 and the adoption of this standard did not have a material impact on the Corporation's financial position or results of operation.

SFAS No. 148:
SFAS No. 148, "Accounting for Stock-based Compensation -- Transition and Disclosures," amends SFAS No. 123 to provide an alternative method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method


of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Corporation has not determined whether it will adopt the fair value based method of accounting for stock-based employee compensation.

FASB Interpretation ("FIN") No. 45:
 In November 2002, the FASB issued FIN No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34,"Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after March 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of such interpretation on January 1, 2003 did not have a material impact on the Corporation's results of operations, financial position or cash flows.

FIN No. 46:
 In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The Corporation has begun to adopt the provisions of FIN No. 46 for interim periods beginning after March 31, 2002, and the provisions have not had a material effect on its results of operation or financial position.

Note 6: Subsequent Event

The Corporation announced on April 28, 2003 that its Board of Directors declared a quarterly cash dividend of $0.05 per share on the Corporation's outstanding shares of common stock. The cash dividend will be payable on June 6, 2003 to shareholders of record at the close of business on May 14, 2003.

ITEM 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

General
 Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At March 31, 2003, the Corporation had total assets of $1.2 billion, total deposits of $742.8 million and total stockholders' equity of $101.4 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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


The Bank's business consists of community banking activities and mortgage banking activities. Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank's full service offices and investing these funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans. In addition, the Bank also offers business checking accounts, other business banking services and services loans for others. Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences. The Bank's revenues are derived principally from interest on its loan and investment portfolios and fees generated through its community banking and mortgage banking activities. There are various risks inherent in the Bank's business including, among others, interest rate changes and the prepayment of loans and investments.

The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation's earnings per share. The Corporation considers the repurchase of its common stock if the market value of the stock is lower than its book value and/or the Corporation believes that the current stock price is under valued when compared to its current and future income projections. Consideration is also given to the Corporation's liquidity, regulatory capital requirements and future capital needs based on the Corporation's current business plan. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is normally one year. Once the stock repurchase program is authorized, Management may repurchase the Corporation's common stock from time to time in the open market, depending upon market conditions and the factors described above.

On January 29, 2003, the Board of Directors of the Corporation approved a quarterly cash dividend of $0.05 per share to be paid on March 7, 2003 to shareholders of record on February 11, 2003. Subsequently, a quarterly cash dividend was also approved by the Corporation's Board of Directors as described in Note 6 of the Selected Notes to Unaudited Interim Financial Statements. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by Management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting: (i) SFAS No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogeneous loans, (ii) a specific allowance for identified problem loans and (iii) an unallocated


allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. This history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these values is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see the "Provision for Loan Losses" section.

SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" requires that off-balance sheet derivatives of the Corporation be recorded in the Consolidated Financial Statements at fair value. The Bank's derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit (including servicing released premiums), commitments to sell loans and option contracts to hedge the risk of the commitments. Management considers this accounting policy to be a critical accounting policy. Estimates of the percentage of commitments to extend credit on loans to be held for sale that will not fund are based upon historical data and current market trends. The fair value adjustments of the derivatives are recorded in the Consolidated Statements of Operations with offsets to other assets or other liabilities in the Consolidated Statements of Financial Condition.

Comparison of Financial Condition at March 31, 2003 and June 30, 2002

Total assets increased $176.8 million to $1.2 billion at March 31, 2003 from $1.0 billion at June 30, 2002. This increase was primarily a result of increases in loans held for investment, receivable from sale of loans and investment securities.

Total loans held for investment increased $108.3 million, or 18 percent, to $701.9 million at March 31, 2003 from $593.6 million at June 30, 2002. Despite a large number of loan prepayments during the first nine months of fiscal 2003 ($294.8 million), the Bank originated $406.3 million of loans held for investment, of which $135.3 million were "preferred" loans (meaning multi-family, commercial real estate, construction and commercial business loans). The Bank purchased $34.2 million of "preferred" loans during the period, which is included in the total loan originations, described above. The market area of the collateral that secures the purchased loans is primarily in Southern California. The balance of "preferred" loans increased to $198.6 million, or 28 percent of loans held for investment at March 31, 2003, as compared to $163.7 million, or 28 percent of the loans held for investment, at June 30, 2002. Purchased loans serviced by others at March 31, 2003 were $46.1 million or 7 percent of the loans held for investment, compared to $33.7 million, or 6 percent of the loans held for investment at June 30, 2002.

Total loans held for sale increased $4.7 million to $6.4 million at March 31, 2003 from $1.7 million at June 30, 2002, while the total receivable from the sale of loans increased $15.7 million to $82.9 million at March 31, 2003 from $67.2 million at June 30, 2002. These increases were the result of the timing differences between loan funding, loan sale and loan sale settlement dates.

Total investment securities increased $37.3 million, or 14 percent, to $309.2 million at March 31, 2003 from $271.9 million at June 30, 2002. For the first nine months of fiscal 2003, $217.8 million of investment securities were called by the issuers, $25.4 million were sold for a gain, $42.7 million of reductions were the result of mortgage-backed securities principal paydowns, while $325.9 million of investment securities were purchased. The high volume of called securities was primarily the result of a high volume of callable bonds purchased with coupon rates higher than market interest rates with short call dates during a period when interest rates declined significantly. The securities called were government agency callable bonds and were primarily issued by the FHLB, the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

Total deposits increased $65.4 million, or 10 percent, to $742.8 million at March 31, 2003 from $677.4 million at June 30, 2002. This increase was primarily attributable to an increase of $90.8 million in transaction accounts and a decrease of $25.4 million in certificates of deposit. A total of $7.6 million of deposits were added as a result of the completion of the deposit acquisition of the Valley Bank -- Sun City branch on December 16, 2002. The Corporation continued its focus of increasing transaction accounts and fee generating products and services by building client relationships.


Borrowings, which consist entirely of FHLB advances, increased $110.4 million, or 55 percent, to $312.9 million at March 31, 2003 from $202.5 million at June 30, 2002. On March 31, 2003, $102.0 million, or 33 percent, of total borrowings were overnight borrowings at 1.44 percent, which was used primarily to fund the receivable from sale of loans. The average maturity of the Corporation's existing FHLB advances was approximately 40 months (26 months, based on put dates) at March 31, 2003 as compared to the average maturity of 46 months (27 months, based on put dates) at June 30, 2002.

Total stockholders' equity decreased $1.6 million, or 2 percent, to $101.4 million at March 31, 2003, from $103.0 million at June 30, 2002 primarily as a result of the stock repurchases and the impact of stock based compensation accruals, partly offset by the net income during the first nine months of fiscal 2003. A total of 598,500 shares, with an average price of $25.62 per share, were repurchased during the first nine months of fiscal 2003. As a result of these stock repurchases, the March 2002 Stock Repurchase Plan was completed in September 2002, six months early. In September 2002, the Board of Directors approved the September 2002 Stock Repurchase Program. As of March 31, 2003, a total of 418,800 shares were repurchased at an average cost of $26.65 per share under the September 2002 Stock Repurchase Plan, leaving approximately 110,800 shares available for repurchase. In July 2002, the Corporation awarded 12,558 shares of common stock to outside directors and certain officers pursuant to the Management Recognition Plan ("MRP"). No MRP shares are available for future awards.

Comparison of Operating Results for the Quarter and Nine months Ended March 31, 2003 and 2002

The Corporation's net income for the quarter ended March 31, 2003 was $4.6 million, an increase of $2.6 million, or 130 percent, from $2.0 million during the same quarter of fiscal 2002. This increase was primarily attributable to increases in the gain on sale of loans, net interest income and gain on sale of investment securities, partially offset by an increase in compensation expenses related to higher loan origination volumes. For the nine months ended March 31, 2003, the Corporation's net income was $12.2 million, up $5.5 million or 82 percent from $6.7 million during the same period of fiscal 2002. This increase was primarily attributable to increases in the gain on sale of loans, net interest income and gain on sale of investment securities, partially offset by an increase in compensation expenses related to higher loan origination volumes.

The Corporation's net interest income before loan loss provisions increased by $1.7 million, or 26 percent to $8.2 million for the quarter ended March 31, 2003 from $6.5 million during the comparable period of fiscal 2002. This increase was the result of a higher net interest margin and higher average earning assets. The net interest margin improved to 2.96 percent in the third quarter of fiscal 2003, up 37 basis points from 2.59 percent during the same period of fiscal 2002. The increase in the net interest margin during the third quarter of fiscal 2003 was primarily a result of the decline in the average cost of funds, which outpaced the decline in the average yield of the earning assets. For the nine months ended March 31, 2003, the net interest income before loan loss provisions was $23.1 million, up $3.2 million, or 16 percent, from $19.9 million during the same period of fiscal 2002; and the net interest margin was 2.94 percent, up 35 basis points, from 2.59 percent. The increase in net interest income during the first nine months of fiscal 2003 was primarily attributable to a decline in the average cost of funds, which outpaced the decline in the average yield of the earning assets.

The Corporation's efficiency ratio improved to 47 percent in the third quarter of fiscal 2003 from 65 percent in the same period of fiscal 2002. The increase in the efficiency ratio was mainly due to the increase in income, primarily from the increase in gains on sale of loans, while holding fixed operational costs relatively stable. For the nine months ended March 31, 2003 and 2002, the efficiency ratio was 49 percent and 63 percent, respectively.

Return on average assets for the quarter ended March 31, 2003 increased 80 basis points to 1.56 percent from 0.76 percent in the same period last year. For the nine months ended March 31, 2003 and 2002, the return on average assets was 1.46 percent and 0.83 percent, respectively, an increase of 63 basis points.

Return on average equity for the quarter ended March 31, 2003 increased to 18.34 percent from 7.88 percent in the same period last year. For the nine months ended March 31, 2003 and 2002, the return on average equity was 15.94 percent and 8.92 percent, respectively.


Diluted earnings per share for the quarter ended March 31, 2003 were $0.92, an increase of 149 percent from $0.37 for the quarter ended March 31, 2002. The increase in diluted earnings per share was the result of the higher net income recorded during the three months ended March 31, 2003 and the shares purchased in connection with the Corporation's stock repurchase program during the last 12 months. For the nine months ended March 31, 2003 and 2002, diluted earnings per share were $2.36 and $1.23, respectively, an increase of 92 percent. The increase in the diluted earnings per share reflected the effect of the higher net income recorded during the nine months ended March 31, 2003 and the Corporation's stock repurchase program during the last 12 months.

Interest Income. Total interest income decreased by $292,000, or 2 percent, to $15.0 million for the third quarter of fiscal 2003 from $15.3 million during the same quarter of fiscal 2002. This decrease was primarily the result of a lower average earning-asset yield, partly offset by higher average earning assets. The average yield on earning assets during the third quarter of fiscal 2003 was 5.45 percent, 69 basis points lower than the average yield of 6.14 percent during the same period of fiscal 2002. The average earning assets during the third quarter of fiscal 2003 were $1.10 billion, an increase of $104.7 million or 10 percent, from $998.0 million during the same period of fiscal 2002.

Loan interest income increased $435,000, or 4 percent, to $12.5 million in the quarter ended March 31, 2003 as compared to $12.0 million for the same quarter of fiscal 2002. This increase was attributable to a higher average loan balance, partially offset by a lower average loan yield. The average balance of loans outstanding, including the receivable from sale of loans and the loans held for sale, increased $103.9 million, or 16 percent, to $767.6 million during the third quarter of fiscal 2003 from $663.7 million during the same quarter of fiscal 2002. The average loan yield during the third quarter of fiscal 2003 was 6.49 percent as compared to 7.24 percent during the same quarter last year. The decline in the average loan yield was primarily attributable to the prepayment of higher yielding loans, portfolio loans adjusting to lower interest rates and new mortgage loans originated with lower interest rates.

Interest income from investment securities decreased $358,000, or 13 percent, to $2.3 million during the quarter ended March 31, 2003 from $2.7 million during the same quarter of fiscal 2002. This decrease was primarily a result of a decrease in the average yield, which was partly offset by an increase in the average balance. The yield on the investment securities portfolio decreased 189 basis points from 4.85 percent during the quarter ended March 31, 2002 to 2.96 percent during the quarter ended March 31, 2003. The average balance of investment securities increased $93.5 million, or 42 percent, to $316.6 million in the third quarter of fiscal 2003 from $223.1 million in the same quarter of fiscal 2002. The increase in the average balance and the lower average yield of investment securities were primarily due to Management's decision to increase short-term investments. This action was taken to improve the net interest income and to augment the lower growth in the average loan balance resulting from relatively high loan prepayments.

FHLB stock dividends increased by $38,000, or 19 percent, to $234,000 in the third quarter of fiscal 2003 from $196,000 in the same period of fiscal 2002. This increase was attributable to a higher average balance, partially offset by a lower average yield. The average balance of FHLB stock increased $3.2 million to $18.1 million during the third quarter of fiscal 2003 from $14.9 million during the same period of fiscal 2002. The average yield on FHLB stock decreased 11 basis points to 5.16 percent during the third quarter of fiscal 2003 from 5.27 percent during the same period last year. The decrease in the average yield was primarily a result of decreases in accruals reflecting lower dividends paid by the FHLB.

Interest income from interest-earning deposits decreased $407,000 to $1,000 in the third quarter of fiscal 2003 from $408,000 in the same period of fiscal 2002. This decrease was attributable to a lower average balance and a lower average yield. The average balance of interest-earning deposits decreased to $301,000 during the third quarter of fiscal 2003 from $96.3 million during the same period of fiscal 2002. The decrease in the average balance was primarily attributable to a decrease of federal funds investments. The average yield on the interest-bearing deposits decreased 36 basis points to 1.33 percent during the third quarter of fiscal 2003 from 1.69 percent during the same quarter of fiscal 2002. The decline in the average yield was primarily a result of the lower federal funds rate during the third quarter of fiscal 2003 as compared to the same period of fiscal 2002.

For the nine months ended March 31, 2003, total interest income decreased $5.9 million, or 12 percent, to $44.8 million as compared to $50.7 million for the same period of fiscal 2002. This decrease was primarily


attributable to a decrease in the average yield on earning assets, partly offset by an increase in the average balance. The average yield on earning assets decreased 89 basis points to 5.71 percent during the nine months ended March 31, 2003 from 6.60 percent during the same period of fiscal 2002. The average balance of earning assets increased $20.2 million, or 2 percent, to $1.05 billion during the first nine months of fiscal 2003 from $1.03 billion during the same period of fiscal 2002.

Interest income from loans decreased by $2.9 million, or 7 percent, to $36.7 million during the first nine months of fiscal 2003 from $39.6 million during the same period of fiscal 2002. This decrease was primarily attributable to a decrease in the average yield on earning assets, partly offset by an increase in the average balance. The average yield on loans decreased 76 basis points to 6.69 percent during the first nine months of fiscal 2003 as compared to 7.45 percent during the same period of fiscal 2002. The average loans outstanding increased $22.4 million, or 3 percent, to $730.5 million during the nine months ended March 31, 2003 from $708.1 million during the same period of fiscal 2002. The decline in the average loan yield was primarily attributable to loan prepayments and portfolio loans adjusting to lower interest rates as a result of the significant decline in mortgage interest rates, in addition to new mortgage loans originated with lower interest rates.

Interest income from investment securities decreased $1.8 million, or 19 percent, to $7.5 million during the nine months ended March 31, 2003 from $9.3 million during the same period of fiscal 2002. This decrease was primarily a result of a decrease in the average yield, which was partly offset by an increase in the average balance. The yield on the investment securities decreased 209 basis points from 5.44 percent during the nine months ending March 31, 2002 to 3.35 percent during the nine months ending March 31, 2003. The average balance of investment securities increased $69.1 million to $298.2 million in the first nine months of fiscal 2003 from $229.1 million in the same period of fiscal 2002. The increase in the average balance and the lower average yield of investment securities were primarily attributable to an increase in short-term investments. In the first nine months of fiscal 2003, $114,000 of discounts on investment securities were accelerated into interest income resulting from $189.1 million of called investment securities as compared to $249,000 of discounts that were accelerated into income as a result of $220.9 million of called investment securities in the same period of fiscal 2002. Excluding the acceleration of discounts, the average yield in the first nine months of fiscal 2003 and 2002 would have been 3.30 percent and 5.29 percent, respectively.

FHLB stock dividends increased $48,000, or 8 percent, to $627,000 in the first nine months of fiscal 2003 from $579,000 in the same period of fiscal 2002. The increase was attributable to a higher average yield and a slightly higher average balance. The average yield on FHLB stock increased 40 basis points to 5.38 percent during the first nine months of fiscal 2003 from 4.98 percent during the same period of fiscal 2002. The increase in the average yield was primarily due to higher dividend accruals based upon the actual dividends received for the prior period. The average balance of FHLB stock remained at $15.5 million during the first nine months of fiscal 2003 as compared to the same period of fiscal 2002.

Interest income from interest-earning deposits decreased to $10,000 in the first nine months of fiscal 2003 from $1.2 million in the same period of fiscal 2002. This decrease was primarily a result of a lower average balance and a lower average yield. The average balance of interest-bearing deposits decreased to $929,000 during the first nine months of fiscal 2003 from $72.4 million during the same period of fiscal 2002. The decrease in the average balance was primarily attributable to a decrease of federal funds investments. The average yield on the interest-bearing deposits decreased 81 basis points to 1.44 percent during the first nine months of fiscal 2003 from 2.25 percent during the same period of fiscal 2002.

Interest Expense. Total interest expense for the quarter ended March 31, 2003 was $6.9 million as compared to $8.9 million for the same period of fiscal 2002, a decrease of $2.0 million, or 22 percent. This decrease was primarily attributable to a decrease in the average cost, partially offset by a higher average balance. The average cost of liabilities was 2.70 percent during the quarter ended March 31, 2003, down 118 basis points from 3.88 percent during the same period of fiscal 2002. The average balance of interest-bearing liabilities increased $107.1 million, or 12 percent, to $1.03 billion during the third quarter of fiscal 2003 from $925.1 million during the same period of fiscal 2002.

Interest expense on deposits for the quarter ended March 31, 2003 was $3.9 million as compared to $5.4 million for the same period of fiscal 2002, a decrease of $1.5 million, or 28 percent. The decrease in


interest expense on deposits was primarily attributable to a lower average cost, partially offset by a higher average balance. The average cost of deposits decreased to 2.17 percent during the quarter ended March 31, 2003 from 3.12 percent during the same quarter of fiscal 2002, a decline of 95 basis points. The decline in the average cost of deposits was attributable to the general decline in interest rates and also to the change in the composition of the deposits. The average balance of transaction accounts increased to 56 percent of total deposits in the third quarter of fiscal 2003, compared to 45 percent of the total deposits in the same period of fiscal 2002. Average outstanding deposits increased $30.4 million, or 4 percent, to $726.7 million during the quarter ended March 31, 2003 from $696.3 million during the same period of fiscal 2002.

Interest expense on borrowings for the quarter ended March 31, 2003 was $3.0 million as compared to $3.5 million for the same period of fiscal 2002, a decrease of $538,000, or 15 percent. The decrease in interest expense on borrowings was primarily a result of a lower average cost, partially offset by a higher average balance. The average cost of borrowings decreased to 3.94 percent for the quarter ended March 31, 2003 from 6.22 percent in the same quarter of fiscal 2002, a decline of 228 basis points. The decline in the average cost of borrowings was primarily attributable to the utilization of overnight funding with an average balance of $95.1 million and an average cost of 1.37 percent in the third quarter of fiscal 2003 as compared to no overnight funding in the same quarter of fiscal 2002. In addition, $21.0 million of long-term advances with an average cost of 6.21 percent matured while $6.0 million of new long-term advances with an average cost of 2.96 percent were added in the third quarter of fiscal 2003. The average balance of borrowings was $305.5 million during the quarter ended March 31, 2003 as compared to $228.7 million for the same quarter of fiscal 2002, an increase of $76.8 million, or 34 percent.

For the nine months ended March 31, 2003, total interest expense decreased $9.1 million, or 30 percent, to $21.7 million as compared to $30.8 million for the same period of fiscal 2002. The decrease in total interest expense was primarily attributable to a lower average cost, partially offset by a higher average balance. The average cost of interest-bearing liabilities decreased 133 basis points to 2.98 percent during the first nine months of fiscal 2003 as compared to 4.31 percent during the same period of fiscal 2002. The average balance of interest-bearing liabilities during the nine-month period of fiscal 2003 increased $19.8 million, or 2 percent, to $972.0 million as compared to $952.2 million during the same period of fiscal 2002.

For the nine months ended March 31, 2003, interest expense on deposits decreased $6.6 million, or 34 percent, to $12.6 million as compared to $19.2 million for the same period of fiscal 2002. The decrease in interest expense on deposits was primarily a result of a lower average cost, partially offset by a higher average balance. The average cost of deposits decreased 125 basis points to 2.37 percent during the first nine months of fiscal 2003 as compared to 3.62 percent during the same period of fiscal 2002. The decline in the average cost was attributable to the general decline in interest rates and the change in the composition of deposits. The average balance of deposits remained virtually unchanged from fiscal 2002 at $707.1 million for the first nine months of fiscal 2003. The average balance of transaction deposits increased to 53 percent of total deposits in the first nine months of fiscal 2003, compared to 42 percent of the total deposits in the same period of fiscal 2002.

For the nine months ended March 31, 2003, interest expense on borrowings decreased $2.5 million, or 22 percent, to $9.1 million as compared to $11.6 million for the same period of fiscal 2002. The decrease in interest expense on borrowings was primarily attributable to a lower average cost, partially offset by a higher average balance. The average cost of borrowings decreased 171 basis points to 4.58 percent during the first nine months of fiscal 2003 as compared to 6.29 percent during the same period of fiscal 2002. The average balance of borrowings increased $19.9 million, or 8 percent, to $265.0 million in the first nine months of fiscal 2003 as compared to $245.1 million during the same period of fiscal 2002. A decline in the average cost of borrowings was primarily a result of increased overnight funding with an average balance of $66.0 million and an average cost of 1.47 percent in the first nine months of fiscal 2003 as compared to no overnight funding in the same period of fiscal 2002. In addition, $44.5 million of long-term advances with an average cost of 6.36 percent matured while $76.0 million of new long-term advances with an average cost of 3.51 percent were added in the first nine months of fiscal 2003. The Bank prepaid $20.0 million of long-term advances with an average cost of 6.52 percent and interest penalties of $298,000 in the first nine months of fiscal 2003 as compared to the prepayment of $10.0 million of long-term advances with an average cost of 6.93 percent and interest penalties of $55,000 in the same period of fiscal 2002.


The following tables depict the average balance sheets for the quarter and nine months ended March 31, 2003 and 2002, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended March 31, 2003			Quarter Ended March 31, 2002
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Interest-earning assets:
Loans receivable, net (1)	$ 767,646	$ 12,450	6.49%	$ 663,655	$ 12,015	7.24%
Investment securities	316,573	2,346	2.96%	223,135	2,704	4.85%
FHLB stock	18,139	234	5.16%	14,873	196	5.27%
Interest-earning deposits	301	1	1.33%	96,330	408	1.69%

Total interest-earning assets	1,102,659	15,031	5.45%	997,993	15,323	6.14%
Non interest-earning assets	74,052			48,222

Total assets	$ 1,176,711			$ 1,046,215

Interest-bearing liabilities:
Checking and money market deposits	$ 195,514	367	0.76%	$ 175,806	509	1.17%
Savings deposits	212,766	1,080	2.06%	139,967	750	2.17%
Time deposits	318,378	2,447	3.12%	380,548	4,096	4.37%

Total deposits	726,658	3,894	2.17%	696,321	5,355	3.12%
Borrowings	305,522	2,968	3.94%	228,736	3,506	6.22%

Total interest-bearing liabilities	1,032,180	6,862	2.70%	925,057	8,861	3.88%
Non interest-bearing liabilities	44,456			19,814

Total liabilities	1,076,636			944,871
Stockholders' equity	100,075			101,344

Total liabilities and stockholders' equity	$ 1,176,711			$ 1,046,215

Net interest income		$ 8,169			$ 6,462

Interest rate spread (2)			2.75%			2.26%
Net interest margin (3)			2.96%			2.59%
Ratio of average interest-earning assets to average interest- bearing liabilities			106.83%			107.88%
Return on average assets			1.56%			0.76%
Return on average equity			18.34%			7.88%

(1) Includes loans held for sale and receivable from sale of loans.
(2) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(3) Represents net interest income before provision for loan losses as a percentage of average interest- earning assets.


Average Balance Sheets
(Dollars in thousands)

	Nine Months Ended March 31, 2003			Nine Months Ended March 31, 2002
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Interest-earning assets:
Loans receivable, net (1)	$ 730,527	$ 36,655	6.69%	$ 708,053	$ 39,570	7.45%
Investment securities	298,225	7,503	3.35%	229,074	9,339	5.44%
FHLB stock (2)	15,536	627	5.38%	15,516	579	4.98%
Interest-earning deposits	929	10	1.44%	72,391	1,220	2.25%

Total interest-earning assets	1,045,217	44,795	5.71%	1,025,034	50,708	6.60%

Non interest-earning assets	69,682			51,725

Total assets	$ 1,114,899			$ 1,076,759

Interest-bearing liabilities:
Checking and money market deposits	$ 188,518	1,183	0.84%	$ 169,581	1,951	1.53%
Savings deposits	188,611	3,004	2.12%	129,556	2,330	2.40%
Time deposits	329,935	8,413	3.40%	407,986	14,930	4.87%

Total deposits	707,064	12,600	2.37%	707,123	19,211	3.62%
Borrowings	264,974	9,120	4.58%	245,060	11,573	6.29%

Total interest-bearing liabilities	972,038	21,720	2.98%	952,183	30,784	4.31%
Non interest-bearing liabilities	41,057			24,749

Total liabilities	1,013,095			976,932

Stockholders' equity	101,804			99,827

Total liabilities and stockholders' equity	$ 1,114,899			$ 1,076,759

Net interest income		$ 23,075			$ 19,924

Interest rate spread (3)			2.73%			2.29%
Net interest margin (4)			2.94%			2.59%
Ratio of average interest- earning assets to average interest-bearing liabilities			107.53%			107.65%
Return on average assets			1.46%			0.83%
Return on average equity			15.94%			8.92%

(1) Includes loans held for sale and receivable from sale of loans.
(2)  Includes the FHLB interest penalties in the first nine months of fiscal 2003 and 2002 of $298 and $55, respectively; excluding the prepayments, the cost of borrowings would have been 4.44 percent and 6.29 percent, respectively.
(3) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


The following tables provide the rate/volume variances for the quarters and nine months ended March 31, 2003 and 2002, respectively:

Rate/Volume Variance
 (Dollars in thousands)

	Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net

Interest income:
Loans receivable (1)	$ (1,252)	$ 1,882	$ (195)	$ 435
Investment securities	(1,050)	1,133	(441)	(358)
FHLB stock	(4)	43	(1)	38
Interest-bearing deposits	(87)	(406)	86	(407)

Total net change in income on interest-earning assets	(2,393)	2,652	(551)	(292)
Interest-bearing liabilities:
Savings accounts	(179)	57	(20)	(142)
Demand and NOW accounts	(40)	390	(20)	330
Certificates of deposit	(1,171)	(670)	192	(1,649)
Borrowings	(1,284)	1,178	(432)	(538)

Total net change in expense on interest-bearing liabilities	(2,674)	955	(280)	(1,999)

Net change in net interest income (loss)	$ 281	$ 1,697	$ (271)	$ 1,707

(1)  Includes loans held for sale and receivable from sale of loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

	Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net

Interest income:
Loans receivable (1)	$ (4,043)	$ 1,256	$ (128)	$ (2,915)
Investment securities	(3,573)	2,821	(1,084)	(1,836)
FHLB stock	47	1	-	48
Interest-bearing deposits	(438)	(1,206)	434	(1,210)

Total net change in income on interest-earning assets	(8,007)	2,872	(778)	(5,913)
Interest-bearing liabilities:
Savings accounts	(888)	218	(98)	(768)
Demand and NOW accounts	(266)	1,064	(124)	674
Certificates of deposit	(4,525)	(2,853)	861	(6,517)
Borrowings	(3,137)	940	(256)	(2,453)

Total net change in expense on interest-bearing liabilities	(8,816)	(631)	383	(9,064)

Net change in net interest income (loss)	$ 809	$ 3,503	$ (1,161)	$ 3,151

(1)  Includes loans held for sale and receivable from sale of loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.


Provision for Loan Losses. A $205,000 loan loss provision was recorded during the third quarter of fiscal 2003, as compared to $129,000 during the same period of fiscal 2002, an increase of $76,000, or 59 percent. The increase in the provision was primarily a result of the sequential quarter growth in loans held for investment, a higher proportion of "preferred" loans in the loans held for investment, the downgrade of two construction loans totaling $1.1 million and the $219,000 charge off of a commercial business loan. For nine months ended March 31, 2003, a $970,000 loan loss provision was recorded as compared to $375,000 for the same period of fiscal 2002, an increase of $595,000, or 159 percent. The increase in provision was a result of the sequential quarter growth in loans held for investment, a higher proportion of "preferred" loans in the loans held for investment, the downgrade of two construction loans totaling $1.1 million, specific loss provisions, totaling $233,000 for commercial business loans to two borrowers, and the $219,000 charge off of a commercial business loan.

The allowance for loan losses was $7.4 million at March 31, 2003 as compared to $6.6 million at June 30, 2002. The allowance for loan losses as a percentage of gross loans held for investment was 1.04 percent at March 31, 2003 as compared to 1.10 percent at June 30, 2002.

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


The following table is provided to disclose additional details on the Corporation's allowance for loan losses and asset quality:

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
	2003	2002	2003	2002

Allowance at beginning of period	$ 7,361	$ 6,368	$ 6,579	$ 6,068
Provision for loan and lease losses	205	129	970	375
Recoveries:
Mortgage loans:
Single-family	-	10	-	29
Multi-family	-	-	-	67
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Commercial business loans (1)	-	-	-	-
Consumer loans	3	-	45	-

Total recoveries	3	10	45	96

Charge-offs:
Mortgage loans:
Single-family	-	-	(16)	(9)
Multi-family	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Commercial business loans (1)	(219)	(14)	(219)	(34)
Consumer loans	-	(28)	(9)	(31)

Total charge-offs	(219)	(42)	(244)	(74)

Net (charge-offs) recoveries	(216)	(32)	(199)	22

Balance at end of period	$ 7,350	$ 6,465	$ 7,350	$ 6,465

Allowance for loan and lease losses as a percentage of gross loans held for investment	1.04%	1.08%	1.04%	1.08%

Net charge-offs as a percentage of average loans outstanding during the period	0.11%	0.02%	0.11%	(0.01%)

Allowance for loan and lease losses as a percentage of non-performing loans at the end of the period	943.52%	403.56%	943.52%	403.56%

(1)  Reclassifications of charge-off amounts and recovery amounts have been made to those amounts previously reported in the third quarter ended and for the nine months ended in fiscal 2002 to comply with the current reporting practices of the Corporation as stated in the Form 10-K ended June 30, 2002.

Non-Interest Income. Total non-interest income increased $3.0 million, or 81 percent, to $6.7 million during the quarter ended March 31, 2003 from $3.7 million during the same period of fiscal 2002. The increase in non-interest income was primarily attributable to increases in the gain on sale of loans and the gain on sale of investment securities.


The gain on sale of loans increased $2.6 million, or 113 percent, to $4.9 million for the quarter ended March 31, 2003 from $2.3 million during the same quarter of fiscal 2002. This increase was primarily the result of a higher average loan sale margin, a higher volume of loans originated for sale and a favorable SFAS No. 133 adjustment. The average loan sale margin during the third quarter of fiscal 2003 was 1.42 percent as compared to 0.89 percent during the same period of fiscal 2002. The higher loan sale margin was primarily due to the high demand for mortgage loans, an improved product mix (a larger percentage of loans sold with a higher loan sale margin) and better execution in the sale of loans. Total loans originated for sale during the third quarter of fiscal 2003 increased $33.1 million, or 12 percent, to $302.2 million as compared to $269.1 million in the same period of fiscal 2002. Also included in the gain on sale of loans was a recognition of $208,000 of net unrealized gains on commitments to originate and sell loans along with put option activities (SFAS No. 133) in the third quarter of fiscal 2003 as compared to a gain of $63,000 in the same quarter of fiscal 2002.

The average profit margin for PBM in the third quarter of fiscal 2003 and 2002 was 98 basis points and 60 basis points, respectively. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit. There were three principle reasons for the increase of the profit margin: (i) the emphasis on originating the most profitable mortgage loan products; (ii) the economies of scale realized by producing larger loan volumes with relatively fixed operating expenses; and (iii) the extraordinary pricing opportunities given the consumer demand for mortgage loan products during the period.

The gain on sale of investment securities increased by $407,000 to $428,000 for the quarter ended March 31, 2003 from $21,000 during the same quarter of fiscal 2002. The Bank sold $15.4 million of investment securities for a gain of $428,000 in the third quarter of fiscal 2003 as compared to the sale of $1.3 million of investment securities for a gain of $21,000 in the same period of fiscal 2002.

For the nine months ended March 31, 2003, total non-interest income increased $7.3 million, or 62 percent, to $19.0 million from $11.7 million during the same period of fiscal 2002. The increase in non-interest income was primarily attributable to increases in the gain on sale of loans and the gain on sale of investment securities.

For the nine months ended March 31, 2003, the gain on sale of loans increased $6.6 million, or 89 percent, to $14.0 million from $7.4 million during the same period of fiscal 2002. This increase was primarily as a result of a higher average loan sale margin, a higher volume of loans originated for sale and a favorable SFAS No. 133 adjustment. The average loan sale margin during the first nine months of fiscal 2003 was 1.49 percent as compared to 0.86 percent during the same period of fiscal 2002. The higher loan sale margin was primarily due to the high demand for mortgage loans, an improved product mix (a larger percentage of loans sold with a higher loan sale margin) and better execution in the sale of loans. Also included in the gain on sale of loans was a recognition of $246,000 of net unrealized gains on commitments to originate and sell loans along with put option activities (SFAS No. 133) in the first nine months of fiscal 2003 as compared to a loss of $231,000 in the same period of fiscal 2002.

The average profit margin for PBM in the first nine months of fiscal 2003 and 2002 was 101 basis points and 53 basis points, respectively.

The gain on sale of investment securities increased by $540,000 to $694,000 for the nine months ended March 31, 2003 from $154,000 during the same period of fiscal 2002. The Bank sold $25.4 million of investment securities for a gain of $694,000 during the first nine months of fiscal 2003 as compared to the sale of $21.3 million of investment securities for a gain of $154,000 in the same period of fiscal 2002.

Non-Interest Expense. Total non-interest expense increased $389,000, or 6 percent, to $7.0 million in the quarter ended March 31, 2003 from $6.6 million in the same quarter of fiscal 2002. This increase was primarily attributable to increases in loan production related expenses, such as commissions paid to loan agents, employee incentives, marketing expenses and other loan origination expenses. These increases were partially offset by a decrease in professional and other operating expenses. The efficiency ratio in the third quarter of fiscal 2003 improved to 47 percent as compared to 65 percent during the same period of fiscal 2002.


For the nine months ended March 31, 2003, total non-interest expense increased $1.0 million, or 5 percent, to $20.8 million from $19.8 million during the same period of fiscal 2002. This increase was primarily attributable to an increase in premises and occupancy expenses and an increase in loan production related expenses, such as commissions paid to loan agents, employee incentives, marketing expense and other loan origination expenses. These increases were partially offset by a decrease in equipment, professional and other operating expenses. For the nine months ended March 31, 2003, the efficiency ratio improved to 49 percent from 63 percent during the same period of fiscal 2002.

Income taxes. Income tax expense was $3.1 million for the quarter ended March 31, 2003 as compared to $1.4 million during the same period of fiscal 2002. The effective tax rate for the quarters ended March 31, 2003 and 2002 was approximately 40 percent and 42 percent, respectively.

For the nine months ended March 31, 2003, income tax expense was $8.2 million as compared to $4.8 million during the same period of fiscal 2002. In December 2002, the Corporation filed an amended state tax return for fiscal 2000 resulting in a $78,000 refund. This amount was recorded as a receivable in December 2002. The effective tax rate for the nine months ended March 31, 2003 and 2002 was approximately 40 percent and 42 percent, respectively.

Asset Quality. Non-accrual loans, which primarily consisted of single-family loans, decreased $540,000, or 41 percent, to $779,000 at March 31, 2003 from $1.3 million at June 30, 2002. No interest accruals were made for loans that were past due 90 days or more.

The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment decreased to 0.11 percent at March 31, 2003 from 0.22 percent at June 30, 2002. Non-performing assets, including real estate owned, as a percentage of total assets decreased to 0.09 percent at March 31, 2003 from 0.16 percent at June 30, 2002.

The Corporation reviews loans individually to identify when impairment has occurred. Loans are identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Corporation may measure impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent.


The following table is provided to disclose details on asset quality (dollars in thousands):

	At March 31, 2003	At June 30, 2002

Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 636	$ 1,163
Multi-family	-	-
Commercial real estate	-	-
Construction	-	-
Commercial business loans	77	-
Consumer loans	66	156
Other loans	-	-

Total	779	1,319
Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
Single-family	-	-
Multi-family	-	-
Commercial real estate	-	-
Construction	-	-
Commercial business loans	-	-
Consumer loans	-	-
Other loans	-	-

Total	-	-
Total of non-accrual and 90 days past due loans	779	1,319
Real estate owned	228	313

Total non-performing assets	$ 1,007	$ 1,632

Restructured loans	-	$ 1,401
Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net	0.11%	0.22%
Non-accrual and 90 days or more past due loans as a percentage of total assets	0.07%	0.13%
Non-performing assets as a percentage of total assets	0.09%	0.16%


The following table is provided to disclose details related to the volume of loans originated, purchased and sold:

Loan Volume Activities
 (Dollars in thousands)

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
	2003	2002	2003	2002

Loans originated for sale:
Retail originations	$ 114,824	$ 107,631	$ 334,441	$ 343,991
Wholesale originations	187,344	161,447	545,666	529,440

Total loans originated for sale	302,168	269,078	880,107	873,431
Loans sold:
Servicing released	(313,969)	(293,451)	(851,609)	(941,037)
Servicing retained	(10,230)	(385)	(19,026)	(2,456)

Total loans sold	(324,199)	(293,836)	(870,635)	(943,493)
Loans originated for portfolio:
Mortgage loans:
Single-family	81,628	57,920	267,685	100,859
Multi-family	-	-	375	2,994
Commercial real estate	10,295	9,924	41,738	16,894
Construction	15,841	11,026	54,969	39,065
Commercial business loans	2,196	878	4,017	2,842
Consumer loans	-	-	-	30
Other loans	1,957	583	3,407	2,450

Total loans originated for portfolio	111,917	80,331	372,191	165,134
Loans purchased for portfolio:
Mortgage loans:
Multi-family	1,200	-	5,770	1,590
Commercial real estate	4,659	3,300	12,251	4,100
Construction	-	5,258	16,130	22,269
Other	-	543	-	543

Total loans purchased for portfolio	5,859	9,101	34,151	28,502
Mortgage loan principal repayments	(89,042)	(98,710)	(294,758)	(298,218)
Real estate acquired in settlement of loans	-	(942)	(649)	(1,381)
Decrease (increase) in receivable from sale of loans	21,645	26,463	(15,682)	69,911
Increase (decrease) in other items, net (1)	1,844	978	8,249	(1,993)

Net increase (decrease) in loans held for investment and loans held for sale	$ 30,192	$ (7,537)	$ 112,974	$ (108,107)

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

The Bank has a standard credit facility available from the FHLB of San Francisco equal to 40 percent of its total assets, collateralized by loans and securities. As of March 31, 2003, the Bank's available credit facility from the FHLB was $161.3 million. In addition to the FHLB credit facility, the Bank has an


unsecured line of credit in the amount of $45.0 million with its correspondent bank. Additionally, available for sale investment securities, which total $202.1 million as of March 31, 2003, can be sold to generate liquidity.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth, to cover deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash to meet short-term liquidity needs. At March 31, 2003, cash and cash equivalents totaled $32.3 million, or 3 percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Bank may rely on FHLB borrowings or unsecured lines of credit for its liquidity needs.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2001, regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operation. The Bank's average liquidity ratio for the quarter ended March 31, 2003 decreased to 34 percent from 39 percent during the same period ending March 31, 2002. This decrease was primarily a result of redeployment of available cash flows into loans held for investment or non-qualifying investments.

The Bank continues to experience a large volume of loan prepayments in its loan portfolio and it continues to be a challenge to reinvest these cash flows in assets that carry similar or better interest rate risk characteristics. The recent refinance market has been dominated by fixed rate loans and the Bank does not add long-term fixed rate loans to its portfolio, particularly when interest rates are at or near historical lows. Therefore, although the Bank has taken steps to address the issue of rising liquidity levels, a large percentage of its earning assets are invested at significantly lower rates than desirable. The Bank has mitigated the impact of this in several ways. The Bank has increased the balance of the investment securities portfolio, generated more loans for portfolio from its mortgage banking, business banking and major loan divisions, and purchased commercial real estate and construction loans from other financial institutions. This has been accomplished with prudent interest-rate-risk management practices.

The Bank is committed to changing the loan portfolio composition with more emphasis on multi-family, commercial real estate, construction and commercial business loans. These loans generally have higher yields than single-family loans. During the third quarter of fiscal 2003, the volume of loans generated for portfolio increased $28.4 million, or 32 percent, to $117.8 million as compared to $89.4 million in the comparable period last year. Of the total loans generated for portfolio, $34.2 million, or 29 percent were "preferred" loans. For the first nine months of fiscal 2003, the volume of loans generated for portfolio increased $212.7 million, or 110 percent, to $406.3 million as compared to $193.6 million in the comparable period last year. Of the total loans generated for portfolio, $135.2 million, or 33 percent were "preferred" loans.

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


The Bank's actual and required capital amounts and ratios as of March 31, 2003 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 77,582	6.63%
Requirement	23,388	2.00

Excess over requirement	$ 54,194	4.63%

Tier 1 (core) capital	$ 77,582	6.63%
Requirement to be "Well Capitalized"	58,469	5.00

Excess over requirement	$ 19,113	1.63%

Total risk-based capital	$ 84,531	13.50%
Requirement to be "Well Capitalized"	62,633	10.00

Excess over requirement	$ 21,898	3.50%

Tier 1 risk-based capital	$ 77,582	12.39%
Requirement to be "Well Capitalized"	37,580	6.00

Excess over requirement	$ 40,002	6.39%

Commitments and Derivative Financial Instruments. The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition. The Corporation's exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.

Commitments	March 31, 2003	June 30, 2002

(In Thousands)
Undisbursed loan funds -- Construction loans	$ 38,318	$ 30,536
Undisbursed loan funds -- Construction loans serviced by others	9,993	18,777
Undisbursed lines of credit -- Commercial business loans	8,154	10,285
Undisbursed lines of credit -- Consumer loans	10,076	11,730

Total	$ 66,541	$ 71,328

Commitments to extend credit are agreements to lend money to a customer at some future date as long as all conditions have been met in the agreement. These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee. Since some of these commitments are expected to expire, the total commitment amount outstanding does not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis prior to issuing a commitment. Interest rates on commitments to extend credit ranged from 3.75% to 11.50% at March 31, 2003 as compared to 6.00% to 14.50% at June 30, 2002. Commitments to extend credit on loans to be held for investment were $35.4 million at March 31, 2003 as compared to $18.2 million at June 30, 2002.


In an effort to minimize its exposure to interest rate fluctuations on commitments to extend credit where the underlying loan will be sold, the Corporation enters into forward loan sale agreements to sell certain dollar amounts of fixed rate and adjustable rate loans to third parties. These agreements specify the minimum maturity of the loans, the yield to the purchaser, the servicing spread to the Corporation (if servicing is retained), the maximum principal amount of all loans to be delivered and the maximum principal amount of individual loans to be delivered. The Corporation typically satisfies these forward loan sale agreements with its current loan production; at March 31, 2003 and June 30, 2002 the aggregate amount of loans held for sale and of commitments to extend credit on loans to be sold exceeded the Corporation's forward loan sale agreements, due to the commitments to extend credit which may not fund. Interest rates on forward loan sale agreements ranged from 4.50 percent to 6.00 percent at March 31, 2003 as compared to 5.50 percent to 7.00 percent at June 30, 2002.

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

In accordance with SFAS No. 133 and interpretations of the FASB's Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or (other liabilities). The Corporation is not applying hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarters ended March 31, 2003 and 2002 was a gain of $208,000 and a gain of $63,000, respectively. For the first nine months of fiscal 2003 and 2002, the impact of derivative financial instruments on the consolidated statements of operations was a gain of $246,000 and a loss of $231,000, respectively.

	March 31, 2003		June 30, 2002		March 31, 2002
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

(In thousands)

Commitments to extend credit on loans to be held for sale, including servicing released premiums (1) (2)	$ 102,363	$ 1,746	$ 56,738	$ 779	$ 39,655	$ 277
Forward loan sale agreements	92,636	(594)	45,709	(237)	32,432	76
Put option contracts	21,000	57	11,000	17	5,000	15

Total	$ 215,999	$ 1,209	$ 113,447	$ 559	$ 77,087	$ 368

(1) Net of an estimated 30.4% of commitments at March 31, 2003, 26.7% of commitments at June 30, 2002 and 22.2% of commitments at March 31, 2002, which may not fund.
(2) The fair value of servicing released premiums at March 31, 2003, June 30, 2002 and March 31, 2002 were $1.5 million, $702,000 and $538,000, respectively.

Stockholders' Equity. The ability of the Corporation to pay dividends depends primarily on the ability of the Bank to pay dividends to the Corporation. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for its liquidation account or the regulatory capital requirements imposed by federal and state regulation. Fiscal year to date, the Bank paid $24.8 million of cash dividends to the Corporation. On January 29, 2003, the Corporation's Board of Directors declared a quarterly dividend of $0.05 per share on the Corporation's outstanding shares of common stock; a total of $251,000 was paid on March 7, 2003 to shareholders of record on February 11, 2003.

<PAGE

Consistent with the September 2002 Stock Repurchase Plan, 151,800 shares, or 29 percent, of 529,600 shares were repurchased during the third quarter of fiscal 2003 for a total cost of $4.2 million. As of March 31, 2003, a total of 418,800 shares, or 79 percent, of the September 2002 Stock Repurchase Plan were repurchased with an average cost of $26.65 per share. Fiscal year to date, the Corporation has repurchased 598,500 shares with an average cost of $25.62 per share. During the third quarter of fiscal 2003, the Bank paid cash dividends of $1.6 million to the Corporation for the primary purpose of funding stock repurchase and cash dividends declared to shareholders.

Stock Option Plan and Management Recognition Plan. Pursuant to the Stock Option Plan, options vest at a rate of 20 percent per year over a five-year period. In the third quarter of fiscal 2003, no options were granted, while 84,650 options were exercised. As of March 31, 2003, a total of 552,975 options were outstanding with an average exercise price of $11.69 per share and an average remaining life of 5.26 years.

Pursuant to the Management Recognition Plan, the restricted shares awarded under the plan vest at a rate of 20 percent per year over a five-year period. As of March 31, 2003, a total of 33,329 shares were allocated and outstanding, pending their respective distribution schedules. No MRP shares are available for future awards.

Supplemental Information

	March 31, 2003	June 30, 2002	March 31, 2002

Loans serviced for others (in thousands)	$ 105,248	$ 136,059	$ 150,126
Book value per share	$ 20.40	$ 18.86	$ 18.30

Forward-Looking Statements

Certain matters in this quarterly report on Form 10-Q for the quarter ended March 31, 2003 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, interest rates, the California real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update this information.

ITEM 3 -- Quantitative and Qualitative Disclosures about Market Risk

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

<PAGE

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

The results of the internal interest rate risk model are reconciled with the results provided by the OTS on a quarterly basis. Any significant deviations are researched and adjusted where applicable. Historically, the internal model has generally reflected a more conservative position than the OTS model.

The following table is provided by the OTS, which represents the NPV based on the indicated changes in interest rates as of March 31, 2003 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change (1)	Portfolio Value of Assets	NPV as Percentage Of Portfolio Value Assets (2)	Sensitivity Measure (3)

+300 bp	$106,732	$ (13,229)	$ 1,176,452	9.07%	-63 bp
+200 bp	115,614	(4,347)	1,199,858	9.64%	-6 bp
+100 bp	119,840	(122)	1,219,919	9.82%	+12 bp
0 bp	119,961		1,236,726	9.70%
-100 bp	116,373	(3,588)	1,248,487	9.32%	-38 bp

(1) Represents the (decrease) increase of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2003 ("base case").
(2) Calculated as the NPV divided by the Portfolio Value of Assets ("PV Assets").
(3) Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table represents the change in the NPV at a -100 basis point rate shock at March 31, 2003 and a +200 basis point rate shock at June 30, 2002.

Risk measure: +200/-100 basis point rate shock	At March 31, 2003 (1)	At June 30, 2002 (1)

	(-100 bp rate shock)	(+200 bp rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	9.70%	11.71%
Post-shock NPV ratio: NPV as a % of PV Assets	9.32%	10.33%
Sensitivity measure: Change in NPV Ratio	38 bp	138 bp

(1) Based on the interest rate risk analysis provided by the OTS.

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

<PAGE

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

ITEM 4 -- Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. An evaluation of the Corporation's disclosure controls and procedure (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and the Corporation's Disclosure Committee within the 90-day period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)	Changes in Internal Controls. In the quarter ended March 31, 2003, the Corporation did not make any significant changes in, nor were any corrective actions required, regarding its internal controls or other factors that could significantly affect these controls.

PART II -- OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Shareholders

The Corporation's 2002 Annual Meeting of Shareholders was held on January 28, 2003 at the Riverside Art Museum, 3425 Mission Inn Avenue, Riverside, California. The results of the vote on the two items presented at the meeting were as follows:

<PAGE

a)  Election of Directors:
      Stockholders elected the following Board of Director's nominees for a three-year term ending in 2005.

	FOR		WITHHELD
	Number of Votes	Percentage	Number of Votes	Percentage
Craig G. Blunden	4,407,261	97.2%	128,067	2.8%
Seymour M. Jacobs	4,348,212	95.9%	187,116	4.1%
Roy H. Taylor	4,478,567	98.7%	56,761	1.3%

b)  Appointment of Auditors:
Stockholders approved the appointment of Deloitte & Touche LLP as the Corporation's independent auditors for the fiscal year ending June 30, 2003 by the following vote:

	Number of Votes	Percentage
FOR	4,502,426	99.3%
AGAINST	23,302	0.5%
ABSTAIN	9,600	0.2%

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits :
      99.1  Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

b)  Reports on Form 8-K:

      (1)  On January 29, 2003: A quarterly cash dividend of $0.05 per share on the Corporation's outstanding shares of common stock.
      (2)  On February 7, 2003: The retirement of Robert G. Schrader, executive vice president and chief operating officer of the Bank, effective March 31, 2003; and a search for a chief lending officer, a position that will be responsible for many of the duties previously assigned to Mr. Schrader.

<PAGE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

May 13, 2003	/s/ Craig G. Blunden
Craig G. Blunden Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 13, 2003	/s/ Donavon P. Ternes
Donavon P. Ternes Chief Financial Officer (Principal Financial and Accounting Officer)

<PAGE

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

Date: May 13, 2003	/s/ Craig G. Blunden
Craig G. Blunden Chairman, President and Chief Executive Officer

<PAGE

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

Date: May 13, 2003	/s/ Donavon P. Ternes
Donavon P. Ternes Chief Financial Officer

<PAGE

Exhibit 99.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ending March 31, 2003 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 13, 2003	/s/ Craig G. Blunden
Craig G. Blunden Chairman, President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Provident Financial Holdings, Inc. and will be retained by Provident Financial Holdings, Inc. and furnished to the staff of the Securities and Exchange Commission or its staff upon request.

<PAGE

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ending March 31, 2003 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 13, 2003	/s/ Donavon P. Ternes
Donavon P. Ternes Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Provident Financial Holdings, Inc. and will be retained by Provident Financial Holdings, Inc. and furnished to the staff of the Securities and Exchange Commission or its staff upon request.
