Form 10-K
period 2003-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2003-09-29
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28304

PROVIDENT FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware	33-0704889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3756 Central Avenue, Riverside, California	92506
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (909) 686-6060

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
YES  X   NO       .

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES  X   NO       .

As of September 19, 2003, there were issued and outstanding 4,771,535 shares of the Registrant's common stock. The Registrant's common stock is listed on the Nasdaq Stock Market under the symbol "PROV." The aggregate market value of the common stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq Stock Market on September 19, 2003, was $144.7 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the fiscal 2003 Annual Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III.


PROVIDENT FINANCIAL HOLDINGS, INC.
Table of Contents


PART I

Item 1. Business

General

Provident Financial Holdings, Inc. (the "Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. (the "Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At June 30, 2003, the Corporation had total assets of $1.3 billion, total deposits of $754.1 million and stockholders' equity of $106.9 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank's operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans. Mortgage banking activities consist of the origination and sale of mortgage loans secured by single-family residences and consumer loans. Through its subsidiary (Provident Financial Corp), the Bank offers investment services and conducts real estate operations. The Bank's revenues are derived principally from interest on its loan and investment portfolios and fees generated through its community banking activities and its mortgage banking activities.

Subsequent Events:

Membership in the Russell 3000 Index. On July 1, 2003, the Corporation joined the Russell 3000 Index. The index membership remains effective for one year.

Appointment of the Bank's Senior Vice President and Chief Lending Officer. On July 31, 2003, the Corporation announced the appointment of the Bank's Senior Vice President and Chief Lending Officer, Thomas "Lee" Fenn. For further information regarding Mr. Fenn, see "Directors and Executive Officers of the Registrant - Biographical Information" on page 50.


Cash Dividends. On July 31, 2003, the Board of Directors of the Bank declared a $2.0 million cash dividend to the Corporation, payable on August 8, 2003. On August 1, 2003, the Corporation announced a cash dividend of $0.10 per share on the Corporation's outstanding shares of common stock for shareholders of record at the close of business on August 20, 2003, payable on September 12, 2003.

Stock Repurchase Program. On August 5, 2003, the Corporation announced its intention to repurchase up to 5% of its common stock, or approximately 246,046 shares.

Opening of Retail Banking Center in Riverside, California. On August 25, 2003, the Corporation announced that the Bank opened a new retail-banking center located at 19348 Van Buren Boulevard, Suite 119, in Riverside, California.

Market Area

The Bank is headquartered in Riverside, California and operates 12 full-service banking offices in Riverside County and one banking office in San Bernardino County. Management considers Riverside and Western San Bernardino Counties to be the Bank's primary market for deposits. Through the operations of Provident Bank Mortgage ("PBM"), the Bank has expanded its retail lending market to include a larger portion of Southern California. Currently, there are nine stand-alone PBM loan production offices located in Los Angeles, Orange, Riverside and San Bernardino counties. PBM's loan production offices include a wholesale loan department through which the Bank maintains a network of loan correspondents. Most of the Bank's business is conducted in the communities surrounding its full-service branches and loan production offices.

The large geographic area encompassing Riverside and San Bernardino Counties is referred to as the "Inland Empire." According to 2000 Census Bureau population statistics, Riverside and San Bernardino Counties have the sixth and fifth largest county populations in California, respectively. The Bank's market area consists primarily of suburban and urban communities. Western Riverside and San Bernardino Counties are relatively densely populated and are within the greater Los Angeles metropolitan area. The Inland Empire has enjoyed economic strength over the past several years. Many corporations are moving their offices and warehouses to the Inland Empire which offers more affordable sites and more affordable housing for their employees. This trend has resulted in a significant improvement in real estate property values. The recent downturn in the national economy has had the effect of slowing the economy in the Inland Empire but has not resulted in the downturn seen in many parts of the country. The unemployment rate in the Inland Empire in June 2003 was at 6.1%, compared to 6.7% in California and 6.2% nationwide.

Competition

The Bank faces significant competition in its market area in originating real estate loans and attracting deposits. The rapid population growth in Riverside County has attracted numerous financial institutions to the Bank's market area. The Bank's primary competitors are large regional and super-regional commercial banks as well as other community-oriented banks and savings institutions. The Bank also faces competition from credit unions and a large number of mortgage companies that operate within its market area. Many of these institutions are significantly larger than the Bank and therefore have greater financial and marketing resources than the Bank. The Bank's mortgage banking operations also face strong competition from other mortgage bankers and brokers as well as other financial institutions. This competition may limit the Bank's growth and profitability in the future.

Personnel

As of June 30, 2003, the Bank had 329 full-time equivalent employees, which consisted of 264 full-time, 58 prime-time, 28 part-time, and seven temporary employees. The employees are not represented by a collective bargaining unit and the Bank believes that its relationship with employees is good.


Lending Activities

General. The lending activity of the Bank is predominately comprised of the origination of conventional mortgage loans secured by single-family residential properties. The Bank also originates multi-family, commercial real estate, construction, commercial business, consumer and other loans for its portfolio. The Bank's net loans held for investment were approximately $744.2 million at June 30, 2003, representing approximately 59.0% of consolidated total assets. This compares to $593.6 million, or 59.0% of consolidated total assets, at June 30, 2002.


Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio at the dates indicated.
	At June 30,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Mortgage loans:
Single-family	$ 522,765	63.85%	$ 413,676	63.02%	$ 520,651	71.21%	$ 651,116	76.23%	$ 538,915	77.50%
Multi-family	49,699	6.07	35,436	5.40	37,352	5.11	41,437	4.85	38,663	5.56
Commercial real estate	89,666	10.95	62,509	9.52	48,208	6.59	45,907	5.37	41,845	6.02
Construction.	118,784	14.51	97,934	14.92	61,889	8.46	47,011	5.50	23,249	3.34
Total mortgage loans	780,914	95.38	609,555	92.86	668,100	91.37	785,471	91.95	642,672	92.42

Commercial business loans	22,489	2.75	24,024	3.66	25,441	3.48	19,721	2.31	10,239	1.47
Consumer loans	9,576	1.17	19,377	2.95	35,881	4.91	47,618	5.58	41,620	5.99
Other loans	5,724	0.70	3,455	0.53	1,723	0.24	1,402	0.16	822	0.12
Total loans held for
investment	818,703	100.00%	656,411	100.00%	731,145	100.00%	854,212	100.00%	695,353	100.00%

Undisbursed loan funds	(67,868)		(56,237)		(27,917)		(23,407)		(19,698)
Deferred loan costs (fees)	602		(27)		51		813		406
Unearned discounts	-		(14)		(20)		(21)		(15)
Allowance for loan losses	(7,218)		(6,579)		(6,068)		(6,850)		(6,702)
Total loans held for
investment, net	$ 744,219		$ 593,554		$ 697,191		$ 824,747		$ 669,344
Loans held for sale	$ 4,247		$ 1,747		$ 2,175		$ 1,505		$ 601


Maturity of Loans Held for Investment. The following table sets forth information at June 30, 2003, regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment. Demand loans, loans having no stated schedule of principal payments and no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments, which significantly shorten the average life of loans held for investment and may cause the Bank's actual principal payment experience to differ from that shown below.
		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
(In Thousands)

Mortgage loans:
Single-family	$ 255	$ 531	$ 1,154	$ 3,702	$ 517,123	$ 522,765
Multi-family	4,465	6,268	4,707	2,649	31,610	49,699
Commercial real estate	1,087	4,803	2,616	66,271	14,889	89,666
Construction	77,983	16,065	488	-	24,248	118,784
Commercial business loans	12,209	3,319	2,760	4,201	-	22,489
Consumer loans	61	200	1,003	1,633	6,679	9,576
Other loans	1,254	4,134	336	-	-	5,724
Total loans held for
investment	$ 97,314	$ 35,320	$ 13,064	$ 78,456	$ 594,549	$ 818,703

The following table sets forth the dollar amount of all loans held for investment due after June 30, 2004 which have fixed interest rates and have floating or adjustable interest rates.
		Floating or
		Adjustable
	Fixed-Rates	Rates
(In Thousands)

Mortgage loans:
Single-family	$ 8,473	$ 515,701
Multi-family	2,373	42,862
Commercial real estate	2,383	86,196
Construction	24,248	16,553
Commercial business loans	4,993	5,287
Consumer loans	3,512	6,002
Other loans	4,470	-
Total loans held for investment	$ 50,452	$ 672,601

Scheduled contractual principal payments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase, however, when current interest rates are substantially higher than interest rates on existing loans held for investment and, conversely, decrease when interest rates on existing loans held for investment are substantially higher than current interest rates.

Single-Family Mortgage Loans. The Bank's predominant lending activity is the origination of loans secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank has established full service branches and loan production offices. At June 30, 2003, total single-family loans held


for investment increased to $522.8 million, or 63.9% of the total loans held for investment from $413.7 million, or 63.0% of the total loans held for investment at June 30, 2002. The increase in the single-family loans was due primarily to $360.8 million of new loan originations, partly offset by loan prepayments.

The Bank's residential mortgage loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). All government insured loans are generally underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development ("HUD") and the Veteran Administration ("VA"). The Bank's loan underwriters are approved as underwriters under HUD's delegated underwriter program.

The Bank offers adjustable rate mortgage ("ARM") loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Bank meet the underwriting standards of the secondary market. The Bank offers several ARM products which adjust semi-annually or annually after an initial fixed period ranging from six months to five years subject to a limitation on the annual increase of 1.0 to 2.0 percentage points and an overall limitation of 3.0 to 6.0 percentage points. The ARM loans in the Bank's loans held for investment utilize the FHLB eleventh district cost of funds index ("COFI"), the London interbank offered rates index ("LIBOR"), the 12-month average Treasury index ("12 MAT") or the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year ("CMT"), plus a margin of 2.00% to 3.25%. Loans based on the LIBOR constitute a majority of the Bank's loans held for investment. Currently, the Bank does not originate COFI indexed loans but emphasizes products based on the one-year CMT and LIBOR, which respond more quickly to immediate changes in interest rates. The majority of the ARM loans held for investment, at the present time, have three or five-year fixed periods prior to the first adjustment period. Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period.

As of June 30, 2003, the Bank had $91.9 million in mortgage loans that may be subject to negative amortization, compared to $60.5 million at June 30, 2002. Negative amortization involves a greater risk to the Bank because during a period of high interest rates the loan principal balance may increase by up to 115% of the original loan amount. However, the Bank believes that the risk of default is reduced by the stability provided by payment schedules and has historically found that its origination of negative amortization loans has not resulted in higher amounts of non-performing loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a given interest rate and competitive environment.

The retention of ARM loans, rather than fixed rate loans, helps to reduce exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest charges to be paid by the customer due to increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of the increase in the required payment from the borrower. Furthermore, the risk of default may increase because ARM loans originated by the Bank generally provide, as a marketing incentive, for initial rates of interest below those rates that would apply if the adjustment index plus the applicable margin were initially used for pricing. Such loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. In addition, because the COFI is a lagging market index, upward adjustments on these loans may occur more slowly than increases in the Bank's cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these characteristics, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

The Bank's present lending policy generally limits loan amounts for conventional first trust deed loans to 97% of the appraised value or purchase price of a property, whichever is lower. Higher loan-to-value ratios are available on certain government-insured programs. The Bank generally requires private mortgage insurance on first trust deed residential loans with loan-to-value ratios exceeding 80% at the time of origination.


Multi-Family and Commercial Real Estate Mortgage Loans. At June 30, 2003, multi-family mortgage loans were $49.7 million and commercial real estate loans were $89.7 million, or 6.1% and 10.9%, respectively, of the loans held for investment. Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination of multi-family and commercial real estate loans a priority. At June 30, 2003, the Bank had 76 multi-family and 120 commercial real estate loans in loans held for investment. The largest of these was a commercial real estate loan with a balance of $3.7 million, secured by 852 storage units in Moreno Valley, California which was performing in accordance with its terms. During fiscal 2003, the Bank increased its lending resources with the intent of increasing the amount of originations in multi-family, commercial real estate and construction loans.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans with a term to maturity of 10 years based on a 25-year amortization schedule. Commercial real estate loans originated by the Bank are also predominately adjustable rate loans with a term to maturity of ten years based on a 25-year amortization schedule. Rates on multi-family and commercial real estate ARM loans generally adjust monthly, semi-annually or annually at a specific margin over the 12 MAT, subject to annual payment caps and life-of-loan interest rate caps. At June 30, 2003, $30.3 million, or 61.0%, of the Bank's multi-family loans were secured by five to 36 unit projects, of which $12.2 million, or 24.5%, were located in Riverside or San Bernardino Counties. The Bank's commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, mini warehouses and small retail centers, substantially all of which are located in Southern California. The Bank originates multi-family and commercial real estate loans in amounts ranging from $200,000 to $3.0 million. At June 30, 2003, the Bank had 19 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $40.6 million. Independent appraisers, engaged by the Bank, perform appraisals on properties that secure multi-family and commercial real estate loans. Underwriting of multi-family and commercial real estate loans includes a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience, and income level of the borrowers.

Multi-family and commercial real estate loans afford the Bank an opportunity to receive higher interest rates than those generally available from single-family mortgage loans. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. At June 30, 2003, approximately $24.7 million, or 49.7%, of the Bank's multi-family loans and approximately $51.8 million, or 57.8%, of the Bank's commercial real estate loans were secured by properties located in Riverside or San Bernardino Counties. Although there has been continued improvement in the real estate market, there is no assurance that the current market value of the properties securing these loans equals or exceeds the outstanding loan balance. At June 30, 2003, the Bank had no non-accrual multi-family or commercial real estate loans and no multi-family or commercial real estate loans that were 60 days or more past due. See also "REGULATION - Federal Regulation of Savings Institutions - Loans to One Borrower" on page 31.

Construction Mortgage Loans. Given favorable economic conditions and increased residential housing demand in its primary market area, the Bank actively originates two types of residential construction loans: short-term construction loans and construction/permanent loans. At June 30, 2003, the Bank's construction loans were $118.8 million, or 14.5% of loans held for investment, an increase of $20.9 million, or 21.3%, during fiscal 2003, which reflects the Bank's emphasis on this loan product. Undisbursed loan funds at June 30, 2003 and 2002 were $67.9 million and $56.2 million, respectively.


The composition of the Bank's construction loan portfolio is as follows:

	At June 30,
	2003		2002
	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Short-term construction	$ 94,536	79.59%	$ 72,111	73.63%
Construction/permanent	24,248	20.41	25,823	26.37
	$ 118,784	100.00%	$ 97,934	100.00%

Short-term construction loans include three types of loans: custom construction, tract construction, and speculative construction. Additionally, the bank makes short term (18 to 36 month) lot loans to facilitate land acquisition prior to the start of construction. The Bank also provides construction financing for multi-family and commercial real estate properties.

Custom construction loans are made to individuals who, at the time of construction, have a contract executed with a builder to construct their residence. Custom construction loans are generally originated for a term of 12 months, with adjustable interest rates at the prime lending rate plus a possible spread and with loan-to-value ratios of up to 80% of the appraised value of the completed property. The owner secures long-term permanent financing at the completion of construction. At June 30, 2003, custom construction loans were $36.4 million, with undisbursed loan funds of $18.6 million.

The Bank makes short-term tract construction loans to subdivision builders. These subdivisions are usually financed and built in phases. A thorough analysis of market trends and demand within the area are reviewed for feasibility. The Bank prefers affordable and median-priced housing. Generally, significant presales are required prior to commencement of construction. Tract lending may include the building and financing of model homes under a separate loan. The terms for tract loans range from 12 to 18 months with interest rates floating from 1.0% to 2.0% above the prime-lending rate.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan for a significant period of time after the completion of construction until the home buyer is identified. At June 30, 2003, speculative construction loans were $60.1 million, with undisbursed loan funds of $29.4 million.

Construction/permanent loans automatically roll from the construction to the permanent phase. The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally floating at prime or above and with a loan-to-value ratio of up to 80% of the appraised value of the completed property.

Construction loans under $1,000,000 are approved by bank personnel specifically designated to approve construction loans. Members of the Bank's Loan Committee approve all construction loans over $1,000,000. Prior to approval of any construction loan, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, and analyzes the pro forma data and assumptions on the project. In the case of a speculative, tract or custom construction loan, the Bank reviews the experience and expertise of the builder. After the Bank expresses an interest in the project, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project is completed, and any other expert report necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires the borrower to deposit their own funds into a loans-in-process account, which the Bank disburses consistent with the completion of the subject property pursuant


to a revised disbursement schedule.

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

Participation loan purchases and sales. In an effort to expand productivity and diversify risk, the Bank purchases loan participations, which allows for greater geographic distribution of the Bank's loans and increases loan production volume. The Bank is aggressively networking with other lenders to purchase participating interests in multi-family, commercial real estate and tract construction loans. The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield. This servicing fee is primarily offset by a reduction in operating expenses to the Bank. All properties serving as collateral for loan participations are inspected by Bank personnel prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for these loans originated by the Bank.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the risk. Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank's loans to one borrower policy. Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained.

Commercial Business Loans. The Bank has a business banking department that primarily serves businesses located within the Inland Empire. Commercial business loans allow the Bank to diversify its lending and increase the average loan portfolio yield. As of June 30, 2003, commercial business loans were $22.5 million, or 2.8% of loans held for investment. These loans represent unsecured lines of credit and term loans secured by business assets.

Commercial business loans are generally made to customers who are well known to the Bank and are generally secured by accounts receivable, inventory, business equipment and/or other assets. Lines of credit are made at variable rates of interest equal to a negotiated margin above the prime rate and term loans are at a fixed or variable rate. The Bank may also obtain personal guarantees from financially capable parties based on a review of personal financial statements. The Bank's commercial loans may be structured as term loans or as lines of credit. Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually approved with a term of one year or less.


Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans. Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and often times an insufficient source of repayment. During fiscal 2003, the Bank recognized $436,000 in charge-offs on three commercial business loans to two borrowers. At June 30, 2003, the Bank had a $32,000 non-accrual commercial business loan to a single borrower.

Consumer and Other Loans. At June 30, 2003, the Bank's consumer loans were $9.6 million, or 1.2%, of the Bank's loans held for investment, a decrease of $9.8 million, or 50.6%, during fiscal 2003. In prior periods, the Bank has originated consumer loans, and, in particular, home equity lines of credit and equity loans, as a result of the higher yields that are available on these loans compared to residential mortgage loans. The decrease in consumer loans was primarily attributable to loan payoffs resulting from a strong refinance market which started in January 2001 as interest rates declined. The Bank anticipates that it will continue to be an active originator of home equity loans, subject to market conditions. At June 30, 2003, home equity loans amounted to $7.3 million or 76.7% of consumer loans as compared to $18.9 million or 97.5% of consumer loans at June 30, 2002.

The Bank offers open-ended lines of credit on either a secured or unsecured basis. Secured lines of credit are generally secured by a second mortgage on the borrower's primary residence. Secured lines of credit have an interest rate that is typically one to two percentage points above the prime lending rate, as published in The Wall Street Journal, while the rate on unsecured lines of credit (overdraft protection) is ten percentage points above the prime lending rate. Additionally, the Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the FHLB eleventh district COFI. In all cases, the rate adjusts monthly.

The Bank offers closed-end, fixed-rate home equity loans that are secured by the borrower's primary residence. These loans do not exceed 100% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At June 30, 2003, the Bank had $161,000 in consumer loans accounted for on a non-accrual basis.

Mortgage Banking Activities

General. The Bank's mortgage banking activities primarily consists of mortgage loans secured by single-family properties. Mortgage banking involves the origination and sale of mortgage and consumer loans for the purpose of generating gains on sale of loans and fee income on the origination of loans, in addition to loan interest income. Given current pricing in the mortgage markets, the Bank generally sells the majority of its loans on a servicing-released basis. Generally, the level of loan sale activity and, therefore, its contribution to the Bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the number of loans originated by the Bank and, thus, the amount of loan sales, net interest income and loan fees earned. Total loan originations during fiscal 2003, 2002 and 2001 were $1.63 billion, $1.26 billion and $774.0 million, respectively. Loan originations held for investment were $360.8 million, $159.3 million and $1.8 million in fiscal 2003, 2002 and 2001, respectively.


Loan Solicitation and Processing. The Bank's mortgage banking operations consist of both wholesale and retail loan originations. The Bank's wholesale loan production utilizes a network of approximately 850 loan brokers approved by the Bank who originate and submit loans at a mark-up over the Bank's daily published price. Wholesale loans originated for sale in fiscal 2003, 2002 and 2001 were $736.8 million, $672.1 million and $461.9 million, respectively. The Bank maintains a regional wholesale lending office in Rancho Cucamonga, California.

The Bank's retail loan production utilizes loan officers and processors employed by PBM (Provident Bank Mortgage, a division of the Bank). The Bank's loan officers generate retail loan originations primarily through referrals from realtors, builders, employees and customers. As of June 30, 2003, PBM operated two retail offices within the Bank's facilities located in Riverside and Rancho Mirage and six separate retail loan production offices located in Glendora, Riverside, City of Industry, La Quinta, Torrance and Fullerton, all in Southern California. Generally, the cost of retail operations exceeds the cost of wholesale operations as a result of additional employees needed for retail operations. However, the revenue per mortgage for retail originations is generally higher since the origination fees are retained by the Bank. Because wholesale loan production tends to decrease more dramatically than retail loan production during periods of higher interest rates, the Bank is seeking to originate a greater proportion of its loans through its retail operations. Retail loans originated for sale in fiscal 2003, 2002 and 2001 were $533.5 million, $431.4 million and $310.2 million, respectively. Further, the Bank believes in its ability to attract repeat business and cross-sell other banking services to borrowers acquired through its retail loan production.

The Bank requires evidence of marketable title, lien position, loan to value, a title insurance policy and appraisals on all properties. The Bank also requires evidence of fire and casualty insurance on the value of improvements. As stipulated by federal regulations, the Bank requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

Loan Commitments and Rate Locks. The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made with specified terms and conditions. Interest rate locks are generally offered to prospective borrowers for up to a 60-day period. The borrower may lock in the rate at any time from application until the time they wish to close the loan. Occasionally, borrowers obtaining financing on new home developments are offered rate locks up to 120 days from application. The Bank's outstanding commitments to originate loans were $121.4 million at June 30, 2003 (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this report). When the Bank issues a commitment to a borrower, there is a risk to the Bank that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold. To control the interest rate risk caused by mortgage banking activities, the Bank uses forward loan sale agreements and over-the-counter put options related to mortgage-backed securities as a hedge (see "Derivative Activities" on page 13).

Loan Origination and Other Fees. The Bank generally receives origination points and loan fees. Origination points are a percentage of the principal amount of the mortgage loan which is charged to a borrower for funding a loan. The amount of points charged by the Bank is generally 1% to 2%. Current accounting standards require points and fees received for originating loans (net of certain loan origination costs) to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment or sale. The Bank had $602,000 of net unamortized deferred loan origination costs at June 30, 2003.

Loan Originations, Sales and Purchases. The Bank's mortgage originations include conventional loans as well as loans insured by the FHA and VA. Except for loans originated as held for investment, loans originated through mortgage banking activities are intended for eventual sale into the secondary market. As such, these loans must meet the origination and underwriting criteria established by the final investors. The Bank sells a large percentage of the mortgage loans that it originates as whole loans to private investors. The Bank also sells conventional whole loans to FNMA, FHLMC and FHLB through their purchase programs. Conventional mortgage loans originated by the Bank that do not meet FNMA or FHLMC guidelines may be sold to private institutional investors (see "Derivative Activities" on page 13).


The following table shows the Bank's loan originations, purchases, sales and principal repayments during the periods indicated.
	Year Ended June 30,
	2003	2002	2001
(In Thousands)

Loans originated for sale:
Retail originations	$ 533,523	$ 431,446	$ 310,196
Wholesale originations	736,769	672,128	461,863
Total loans originated for sale	1,270,292	1,103,574	772,059

Loans sold and settled:
Servicing released	(1,190,347)	(1,168,529)	(678,443)
Servicing retained	(52,828)	(4,466)	-
Total loans sold	(1,243,175)	(1,172,995)	(678,443)

Loans originated for investment:
Mortgage loans:
Single-family	360,796	159,270	1,796
Multi-family	1,725	2,994	-
Commercial real estate	55,419	20,529	2,787
Construction	94,201	51,927	47,715
Commercial business loans	6,356	6,298	7,704
Consumer loan	50	30	172
Other loans	4,008	3,189	1,202
Total loans originated for investment	522,555	244,237	61,376

Loans purchased for investment:
Mortgage loans:
Multi-family	6,945	1,590	3,212
Commercial real estate	12,251	8,544	5,675
Construction	20,268	27,915	20,289
Other loans	-	543	433
Total loans purchased for investment	39,464	38,592	29,609

Mortgage loan principal repayments	(359,044)	(385,261)	(220,150)
Real estate acquired in settlement of loans	(1,172)	(1,348)	(1,044)
(Increase) decrease in receivable from sale of loans	(47,661)	70,045	(85,804)
Decrease in other items, net (1)	(28,094)	(909)	(4,489)
Net increase (decrease) in loans held for investment
and loans held for sale	$ 153,165	$ (104,065)	$ (126,886)

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, discounts on loans and allowance for loan losses.

Mortgage loans sold to private investors generally are sold without recourse other than standard representations and warranties. Most mortgage loans sold to FHLMC and FNMA are sold on a non-recourse basis whereby foreclosure losses are generally the responsibility of the purchasing agency and not the Bank, except in the case of VA loans used to form Government National Mortgage Association ("GNMA") pools, which are subject to limitations on the VA's loan guarantees.

The Bank has one commitment to sell loans to FHLMC, which has a recourse provision requiring the Bank to be responsible for losses on these loans. As of June 30, 2003, there were 21 loans sold to FHLMC under this


commitment with an outstanding balance of $4.2 million. The Bank has established a recourse provision of $13,000 for potential losses on these loans. To date, no losses have been experienced.

Loans sold to the FHLB under its Mortgage Partnership Finance ("MPF") program also have a recourse provision. The FHLB absorbs the first four basis points of loss and a credit scoring process is used to calculate the recourse amount for the Bank. All losses above this amount are taken by the FHLB. As of June 30, 2003, the Bank has sold $32.8 million to FHLB under this program and established a recourse loss provision of $31,000. To date, no losses have been experienced.

Occasionally, the Bank is required to repurchase loans sold to FHLMC, FNMA, FHLB or private investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the year ended June 30, 2003, the Bank repurchased $835,000 of single-family mortgage loans as compared to $1.1 million in fiscal 2002 and $757,000 in fiscal 2001.

Loan Servicing. The Bank receives fees from a variety of institutional investors in return for performing the traditional services of collecting individual payments. At June 30, 2003, the Bank was servicing $114.1 million of loans for others. The Bank's loan servicing portfolio has decreased in recent years because the Bank has sold a larger portion of its loans on a servicing-released basis and the increase in loan prepayments resulting from declining interest rates. As long as the Bank continues to sell most mortgage loans on a servicing released basis, the size of the mortgage servicing portfolio is expected to decrease. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Derivative Activities. Mortgage banking involves the risk that a rise in interest rates will reduce the value of a mortgage before it can be sold. This type of risk occurs when the Bank commits to an interest rate lock on a borrower's application during the origination process and interest rates increase before the loan can be sold. Such interest rate risk also arises when mortgages are placed in the warehouse (i.e., held for sale) without locking in an interest rate for their eventual sale in the secondary market. The Bank seeks to control or limit the interest rate risk caused by mortgage banking activities. The two methods used by the Bank to help reduce interest rate risk from its mortgage banking activities are forward loan sale agreements and the purchase of over-the-counter put option contracts related to mortgage-backed securities. At various times, depending on loan origination volume, management's assessment of interest rate movements and other economic conditions, the Bank may reduce or increase its derivative positions.

Under forward loan sale agreements, usually with FNMA, FHLMC, FHLB or private investors, the Bank is obligated to sell certain dollar amounts of mortgage loans that meet specific underwriting and legal criteria before the expiration of the commitment period. These terms include the maturity of the individual loans, the yield to the purchaser, the servicing spread to the Bank (if servicing is retained) and the maximum principal amount of the individual loans. Forward loan sales protect loan sale prices from interest rate fluctuations that may occur from the time the interest rate of the loan is fixed to the time of its sale. The amount of and delivery date of the forward sale commitments is based upon management's estimates as to the volume of loans that will close and the length of the origination commitment. Forward loan sales do not provide complete interest-rate protection, however, because of the possibility of fallout (i.e., the failure to close) during the origination process. Differences between the estimated volume and timing of loan originations and the actual volume and timing of loan originations can expose the Bank to significant losses. If the Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Bank may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices. Similarly, if the Bank has too many loans to deliver, the Bank must execute additional forward sale commitments at current market prices which may be unfavorable to the Bank. Generally, the Bank seeks to maintain forward loan sale agreements equal to the closed loans held for sale plus those applications that the Bank has rate locked and/or committed to close, adjusted by the projected fallout. The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Bank. For the year ended June 30, 2003, the Bank had net gains of $360,000 attributable to the underlying derivative financial instruments. At June 30, 2003, the Bank had


outstanding commitments to sell loans of $109.7 million and commitments to originate loans of $121.4 million (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this report).

In order to reduce the interest rate risk associated with commitments to originate loans that are in excess of forward loan sale commitments, the Bank purchases over-the-counter put or call options on government agency mortgage-backed securities. At June 30, 2003, the Bank had $45.0 million in put-option contracts outstanding, which provided $16.0 million of coverage.

The activities described above are managed continually as markets change, however, there can be no assurance that the Bank will be successful in its effort to eliminate the risk of interest rate fluctuations between the time origination commitments are issued and the ultimate sale of the loan. The Bank employs a risk management firm to conduct daily analysis, report the Bank's interest rate risk position with respect to its loan origination and sale activities and to advise the Bank on interest rate movements and interest rate risk management strategies. The Bank's interest rate risk management activities are conducted in accordance with a written policy that has been approved by the Bank's Board of Directors which covers objectives, functions, instruments to be used, monitoring and internal controls. The Bank does not enter into option positions for trading or speculative purposes and does not enter into options that could generate a financial obligation beyond the initial premium paid. The Bank does not apply hedge accounting to its derivative financial instruments, therefore all changes in fair value are recorded in earnings.

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


The following table sets forth delinquencies in the Bank's loans held for investment as of the dates indicated.

	At June 30,
	2003				2002				2001
	60 - 89 Days		90 Days or More		60 - 89 Days		90 Days or More		60 - 89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number Of Loans	Principal Balance Of Loans	Number of Loans	Principal Balance of Loans	Number Of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number Of Loans	Principal Balance of Loans
(Dollars In Thousands)
Mortgage loans:
Single-family	-	$ -	6	$ 1,309	16	$ 2,598	7	$ 875	8	$ 1,089	9	$ 1,104
Construction	-	-	-	-	1	229	-	-	-	-	1	93
Commercial business loans	2	200	1	32	3	279	-	-	4	930	2	285
Consumer loans	3	2	10	161	16	27	5	115	2	1	2	41
Other loans	-	-	-	-	-	-	-	-	1	143	-	-
Total	5	$ 202	17	$ 1,502	36	$ 3,133	12	$ 990	15	$ 2,163	14	$ 1,523


The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of Statement of Financial Accounting Standard ("SFAS") No. 15 at the dates indicated.

	At June 30,
	2003	2002	2001	2000	1999
(Dollars In Thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 1,309	$ 1,163	$ 1,198	$ 749	$ 1,165
Commercial business loans	32	-	285	-	-
Consumer loans	161	156	24	13	39
Total	1,502	1,319	1,507	762	1,204

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
Single-family	-	-	-	-	138
Total	-	-	-	-	138

Total of non-accrual and 90 days past
due loans	1,502	1,319	1,507	762	1,342

Foreclosed real estate, net	523	313	224	1,047	1,775
Total non-performing assets	$ 2,025	$ 1,632	$ 1,731	$ 1,809	$ 3,117

Restructured loans	$ -	$ 1,401	$ 1,428	$ 1,481	$ 1,508

Non-accrual and 90 days or more
past due loans as a percentage of
loans held for investment, net	0.20%	0.22%	0.22%	0.09%	0.20%

Non-accrual and 90 days or more
past due loans as a percentage of
total assets	0.12%	0.13%	0.13%	0.07%	0.14%

Non-performing assets as a percentage
of total assets	0.16%	0.16%	0.15%	0.16%	0.33%

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

Foregone interest income, which would have been recorded for the year ended June 30, 2003 had the impaired loans been current in accordance with their original terms, amounted to $266,000. The amount of interest income included in the results of operations on such loans for the year ended June 30, 2003 amounted to $319,000. Interest income foregone on restructured loans for such periods was not material.


Foreclosed and Investment Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or market value less cost of sale. Subsequent declines in value are charged to operations. At June 30, 2003, the Bank had $523,000 of foreclosed real estate with no allowance for losses.

Investment real estate is carried at the lower of cost or fair market value. All costs associated with disposition are considered in the determination of fair value. The Bank owned two properties, totaling $10.6 million, at June 30, 2003, which were held by a wholly owned subsidiary.

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

The aggregate amounts of the Bank's classified assets, including assets designated as special mention, were as follows at the dates indicated:

	At June 30,
	2003	2002
(Dollars In Thousands)

Special mention assets	$ 5,870	$ 9,026
Substandard assets	5,983	8,892
Total	$ 11,853	$ 17,918

Total classified assets as a
percentage of total assets	0.94%	1.78%

The Bank's classified assets decreased $6.0 million, or 33.5%, to $11.9 million at June 30, 2003 from $17.9 million at June 30, 2002. This decrease was primarily attributable to general improvements in the real estate market and business conditions in the Bank's primary market area.


As set forth below, assets classified as special mention and substandard as of June 30, 2003 included 55 loans and properties totaling approximately $11.9 million.

	Number of
	Items	Special Mention	Substandard	Total
(Dollars In Thousands)

Mortgage loans:
Single-family	24	$ 673	$ 2,330	$ 3,003
Construction	5	1,085	1,040	2,125
Commercial business loans	19	1,350	1,925	3,275
Consumer loans	3	-	166	166
Real estate owned	2	-	522	522
Other assets	2	2,762	-	2,762
Total	55	$ 5,870	$ 5,983	$ 11,853

Not all of the Bank's classified assets are delinquent or non-performing. In determining whether the Bank's assets expose the Bank to sufficient risk to warrant classification, the Bank may consider various factors, including the payment history of the borrower, the loan-to-value ratio, and the debt coverage ratio of the property securing the loan. After consideration of these factors, the Bank may determine that the asset in question, though not currently delinquent, presents a risk of loss that requires it to be classified or designated as special mention. In addition, the Bank's loans held for investment may include commercial and multi-family real estate loans with a balance exceeding the current market value of the collateral which are not classified because they are performing and have borrowers who have sufficient resources to support the repayment of the loan.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses inherent in the loans held for investment. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan. The responsibility for the review of the Bank's assets and the determination of the adequacy of the allowance lies with the Internal Asset Review Committee ("IAR Committee"). The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's operations.

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

The formula allowance is calculated by applying loss factors to the loans held for investment. The loss factors are applied according to loan program type and loan classification. The loss factors for each program type and loan classification are established based on an evaluation of the historical loss experience, prevailing market conditions, concentration in loan types and other relevant factors. Loans that are homogeneous in nature, such as residential mortgage, home equity and consumer installment loans are considered on a pooled loan basis. A factor is assigned to each pool based upon expected charge-offs for one year. The factors for larger, less homogeneous loans, such as construction, multifamily and commercial real estate loans, are based upon loss experience tracked over business cycles considered appropriate for the loan type.

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


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

The IAR Committee meets quarterly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses. To the extent that any of these conditions are apparent by identifiable problem credit or portfolio segment as of the evaluation date, the IAR Committee's estimate of the effect of such conditions may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not apparent by specifically identifiable problem credits or portfolio segments as of the evaluation date, the IAR Committee's evaluation of the probable loss related to such condition is reflected in the unallocated allowance. The intent of the Committee is to reduce the differences between estimated and actual losses. Pooled loan factors are adjusted to reflect current estimates of charge-offs during the next twelve months. Loss activity is reviewed for non-pooled loans and the loss factors adjusted, if necessary. By assessing the probable estimated losses inherent in the loans held for investment on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

At June 30, 2003, the Bank had an allowance for loan losses of $7.2 million or 0.96% of gross loans held for investment compared to an allowance for loan losses at June 30, 2002 of $6.6 million, or 1.10% of gross loans held for investment. A $1.1 million provision for loan losses was recorded in fiscal 2003, compared to $525,000 in fiscal 2002. The Bank's intent to expand its investment in multi-family, commercial real estate, construction and commercial business loans may lead to increased levels of charge-offs. However, management believes that the amount maintained in the allowance will be adequate, but not excessive, to absorb losses inherent in the loans held for investment. Although management believes that they use the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

As a result of past declines in local and regional real estate values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as a part of the examinations of such institutions by banking regulators. While the Bank believes that it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.


The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations.

	Year Ended June 30,
	2003	2002	2001	2000	1999
(Dollars In Thousands)

Allowance at beginning of period	$ 6,579	$ 6,068	$ 6,850	$ 6,702	$ 6,186
Provision for loan losses	1,055	525	-	250	525
Recoveries:
Mortgage loans:
Single-family	-	29	28	17	129
Multi-family	-	67	-	-	-
Consumer loans	45	-	-	14	36
Other loans	-	-	-	-	135
Total recoveries	45	96	28	31	300

Charge-offs:
Mortgage loans:
Single-family	16	9	410	125	201
Commercial real estate	-	-	-	-	52
Commercial business loans	436	69	392	-	-
Consumer loans	9	32	8	8	56
Total charge-offs	461	110	810	133	309
Net charge-offs	416	14	782	102	9
Balance at end of period	$ 7,218	$ 6,579	$ 6,068	$ 6,850	$ 6,702

Allowance for loan losses as a percentage of
gross loans held for investment	0.96%	1.10%	0.86%	0.82%	0.99%

Net charge-offs as a percentage of average
loans receivable, net, during the period	0.06%	-	0.09%	0.01%	-

Allowance for loan losses as a percentage of
non-performing loans at the end of the period	480.56%	498.79%	402.65%	898.95%	499.40%


The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance is based upon an asset classification matrix. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other categories.

	At June 30,
	2003		2002		2001		2000		1999
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
(Dollars In Thousands)

Mortgage loans:
Single-family	$ 1,291	63.85%	$ 1,148	63.02%	$ 1,546	71.21%	$ 1,780	76.23%	$ 1,588	77.50%
Multi-family	818	6.07	605	5.40	622	5.11	714	4.85	733	5.56
Commercial real estate	2,684	10.95	2,082	9.52	1,560	6.59	1,662	5.37	1,547	6.02
Construction	558	14.51	249	14.92	199	8.46	124	5.50	14	3.34
Commercial business loans	1,601	2.75	1,981	3.66	1,295	3.48	243	2.31	--	1.47
Consumer loans	99	1.17	201	2.95	423	4.91	489	5.58	--	5.99
Other loans	114	0.70	69	0.53	34	0.24	26	0.16	16	0.12
Unallocated	53	N/A	244	N/A	389	N/A	1,812	N/A	2,804	N/A
Total allowance for loan losses	$ 7,218	100.00%	$ 6,579	100.00%	$ 6,068	100.00%	$ 6,850	100.00%	$ 6,702	100.00%


Investment Securities Activities

Federally chartered savings institutions are permitted under federal and state laws to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances, mortgage-backed securities and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper and corporate debt securities. Savings institutions such as the Bank are also required to maintain an investment in FHLB stock. In addition, the Bank is required to maintain minimum levels of investments that qualify as liquid assets under OTS regulations (see "REGULATION" on page 28 and "Liquidity and Capital Resources" on page 46). In March 2001, the OTS removed the specific liquidity requirement and now requires institutions to maintain the appropriate liquidity specific to their operations.

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

At June 30, 2003, the Corporation's investment securities portfolio was $297.1 million, which primarily consisted of federal agency obligations. A total of $220.3 million of the Corporation's investment securities was classified as available for sale. All other securities were classified as held to maturity. The private issue Collateralized Mortgage Obligations ("CMO") held by the Bank are considered to be "plain vanilla" CMO.

The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.

	At June 30,
		2003			2002			2001
		Estimated			Estimated			Estimated
	Amortized	Market		Amortized	Market		Amortized	Market
	Cost	Value	Percent	Cost	Value	Percent	Cost	Value	Percent
(Dollars In Thousands)

Held to maturity securities:
U.S. government agency securities	$ 73,851	$ 74,196	24.95%	$154,351	$155,024	56.87%	$160,571	$160,058	78.58%
U.S. government MBS	8	12	0.00	9	15	0.01	16	24	0.01
Corporate bonds	2,779	2,802	0.94	2,762	2,666	0.98	2,745	2,416	1.19
Certificates of deposit	200	200	0.07	-	-	-	-	-	-

Total held to maturity	76,838	77,210	25.96	157,122	157,705	57.86	163,332	162,498	79.78

Available for sale securities:
U.S. government agency securities	38,608	38,775	13.03	38,316	38,497	14.13	39,919	39,908	19.60
U.S. government agency MBS	170,891	172,794	58.09	75,034	75,566	27.73	-	-	-
Private issue CMO	7,949	8,069	2.71	-	-	-	-	-	-
FHLMC common stock	12	609	0.20	11	734	0.27	17	1,225	0.60
FNMA common stock	1	26	0.01	1	29	0.01	1	33	0.02

Total available for sale	217,461	220,273	74.04	113,362	114,826	42.14	39,937	41,166	20.22

Total investment securities	$294,299	$ 297,483	100.00%	$270,484	$272,531	100.00%	$ 203,269	$203,664	100.00%


The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2003:

	Due in		Due		Due		Due
	One Year		After One to		After Five to		After
	or Less		Five Years		Ten Years		Ten Years (1)		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars In Thousands)

Held to maturity	$43,021	2.71%	$30,809	3.47%	$3,008	4.05%	$ -	-	$ 76,838	3.07%
Available for sale (1)	29,837	2.73%	21,851	3.55%	-	-	168,585	4.07%	220,273	3.85%
Total	$72,858	2.72%	$52,660	3.50%	$3,008	4.05%	$168,585	4.07%	$297,111	3.65%

(1)    Includes common stock investments which do not have a stated maturity.

Deposit Activities and Other Sources of Funds

General. Deposits, the proceeds from loan sales and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Loan sales are also influenced significantly by general interest rates. Borrowings through the FHLB-San Francisco and repurchase agreements may be used to compensate for declines in the availability of funds from other sources.

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

The Bank currently offers time deposits for terms not exceeding five years. As illustrated in the following table, time deposits accounted for 38.6% of the Bank's deposit portfolio at June 30, 2003, compared to 49.7% at June 30, 2002. The Bank will attempt to reduce the overall cost of its deposit portfolio by increasing its transaction accounts (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 37).


The following table sets forth information concerning the Bank's weighted-average interest rate of deposits at June 30, 2003.

Weighted					Percentage
Average			Minimum	Balance	of Total
Interest Rate	Term	Deposit Account Type	Amount	(In Thousands)	Deposits

0.00%	N/A	Checking accounts - non-interest bearing	$ -	$ 43,840	5.81%

0.77	N/A	Checking accounts - interest bearing	-	98,899	13.11

1.68	N/A	Savings accounts	10	272,715	36.16

1.39	N/A	Money market accounts	-	47,900	6.35

		Time deposits:
2.09	18 to 36 months	Fixed-term, variable rate	1,000	2,232	0.30
1.20	30 days or less	Fixed-term, fixed rate	1,000	147	0.02
2.08	31 to 90 days	Fixed-term, fixed rate	1,000	81	0.04
1.09	91 to 180 days	Fixed-term, fixed rate	1,000	51,542	6.83
1.44	181 to 365 days	Fixed-term, fixed rate	1,000	59,786	7.92
2.35	Over 1 to 2 years	Fixed-term, fixed rate	1,000	36,897	4.89
3.37	Over 2 to 3 years	Fixed-term, fixed rate	1,000	58,023	7.69
4.07	Over 3 to 5 years	Fixed-term, fixed rate	1,000	32,422	4.30
4.49	Over 5 to 10 years	Fixed-term, fixed rate	1,000	48,476	6.43
5.17	Over 10 years	Fixed-term, fixed rate	1,000	1,146	0.15
1.83%				$ 754,106	100.00%

The following table indicates the aggregate dollar amount of the Bank's time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2003.

Maturity Period	Amount
(In Thousands)

Three months or less	$ 38,647
Over three to six months	15,990
Over six to twelve months	7,574
Over twelve months	38,011
Total	$ 100,222


Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated.

	At June 30,
	2003			2002
		Percent			Percent
		of	Increase		of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)
(Dollars In Thousands)

Checking accounts - non-interest bearing	$ 43,840	5.81%	$ 12,764	$ 31,076	4.59%	$ 6,045
Checking accounts - interest bearing	98,899	13.11	4,815	94,084	13.89	6,484
Savings accounts	272,715	36.16	106,714	166,001	24.50	50,697
Money market accounts	47,900	6.35	(1,790)	49,690	7.33	3,617
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	193,136	25.61	(53,288)	246,424	36.38	(123,812)
Over one to two years	33,227	4.41	(18,447)	51,674	7.63	(16,678)
Over two to five years	62,110	8.24	26,006	36,104	5.33	21,054
Over five years	47	0.01	(184)	231	0.03	88
Fixed-term, variable rate	2,232	0.30	68	2,164	0.32	(88)
Total	$ 754,106	100.00%	$ 76,658	$ 677,448	100.00%	$ (52,593)

Time Deposits by Rates. The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated.
		At June 30,
	2003	2002	2001
(In Thousands)

Below 1.00%	$ 30,972	$ 84	$ 12
1.00 to 1.99%	92,474	62,051	8
2.00 to 2.99%	38,404	42,385	185
3.00 to 3.99%	66,111	74,298	19,547
4.00 to 4.99%	40,831	79,399	95,229
5.00 to 5.99%	11,548	19,807	116,627
6.00 to 6.99%	9,504	57,001	215,168
7.00 to 7.99%	908	1,390	9,090
8.00% and over	-	182	167
Total	$ 290,752	$ 336,597	$ 456,033


Time Deposits by Maturities. The following table sets forth the aggregate dollar amount of time deposits at June 30, 2003 differentiated by interest rates and maturity.

		One to	Two to	Three to	After
	Less Than	Two	Three	Four	Four
	One Year	Years	Years	Years	Years	Total
(In Thousands)

Below 1.00%	$ 30,800	$ 163	$ -	$ -	$ 10	$ 30,973
1.00 to 1.99%	85,003	6,867	572	-	32	92,474
2.00 to 2.99%	18,558	8,726	9,311	132	1,676	38,403
3.00 to 3.99%	38,715	7,752	3,772	790	15,082	66,111
4.00 to 4.99%	14,505	6,555	1,242	13,063	5,466	40,831
5.00 to 5.99%	1,347	1,608	1,270	5,398	1,924	11,547
6.00 to 6.99%	4,819	2,015	2,521	150	-	9,505
7.00 to 7.99%	609	299	-	-	-	908
8.00% and over	-	-	-	-	-	-

Total	$ 194,356	$ 33,985	$ 18,688	$ 19,533	$ 24,190	$ 290,752

Deposit Activity. The following table sets forth the deposit activity of the Bank for the periods indicated.

	At or For the Year Ended June 30,
	2003	2002	2001
(In Thousands)

Beginning balance	$ 677,448	$ 730,041	$ 696,458

Net deposits (withdrawals) before interest credited	60,377	(76,786)	(894)
Interest credited	16,281	24,193	34,477
Net increase (decrease) in deposits	76,658	(52,593)	33,583

Ending balance	$ 754,106	$ 677,448	$ 730,041

Borrowings. The FHLB-San Francisco functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities which are obligations of, or guaranteed by, the U.S. government) as collateral, provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate, maturity, terms and conditions. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank utilizes advances from the FHLB-San Francisco as an alternative to deposits, to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk. The FHLB-San Francisco has, from time to time, served as the Bank's primary borrowing source. Advances from the FHLB-San Francisco are typically secured by the Bank's first mortgage loans. In addition, the Bank pledged investment securities totaling $242.2 million at June 30, 2003 as compared to $119.7 million at June 30, 2002 to collateralize its FHLB advances under the Securities-Backed Credit ("SBC") facility. At June 30, 2003, the Bank had $367.9 million of borrowings from the FHLB-San Francisco with a weighted-average rate of 3.50%, of which $166.0 million was under the SBC facility. Such borrowings mature between 2003 and 2021.


The following table sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:

	At or For the Year Ended June 30,
	2003	2002	2001
(Dollars In Thousands)

Balance outstanding at the end of period:
FHLB advances	$ 367,938	$ 202,466	$ 265,830

Weighted average rate at the end of period:
FHLB advances	3.50%	5.50%	6.28%

Maximum amount of borrowings outstanding at any month end:
FHLB advances	$ 367,938	$ 257,525	$ 329,937
Loan to facilitate the purchase of an investment property	-	-	3,287

Average short-term borrowings (1)
with respect to:
FHLB advances	$ 124,226	$ 76,144	$ 131,035

Weighted average short-term borrowing rate during the period with respect to:
FHLB advances	2.49%	6.67%	6.61%

(1)    Borrowings with a remaining term of 12 months or less.

In addition, the Bank has a borrowing arrangement in the form of a federal funds facility with its correspondent bank in the amount of $45 million, none of which was outstanding at June 30, 2003 and 2002.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank's investment in its service corporations did not exceed these limits at June 30, 2003.

The Bank has three wholly owned subsidiaries: Provident Financial Corp ("PFC"), Profed Mortgage, Inc., and First Service Corporation. PFC's current activities include: (i) acting as trustee for the Bank's real estate transactions, (ii) engaging in annuity sales and providing brokerage services at branch offices of the Bank, (iii) selling property insurance and life insurance, primarily to the Bank's customers, and (iv) holding real estate for investment. The largest real estate investment of PFC is an office building in downtown Riverside, California with a book value of $10.0 million as of June 30, 2003. Other real estate held for investment by PFC at June 30, 2003 was $653,000. As of June 30, 2003, PFC had a loan from the Bank of $344,000 with an annual interest rate of 8.25% and a monthly installment of $70,305.63 through November 1, 2003 (proceeds were used to repay the loan that was assumed from the seller when PFC purchased the downtown office building). Profed Mortgage, Inc., which formerly conducted the Bank's mortgage banking activities, and First Service Corporation are currently inactive. At June 30, 2003, the Bank's investment in its subsidiaries was $8.9 million.


REGULATION

General

The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA"), and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings institutions may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank is required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Bank and their operations.

Federal Regulation of Savings Institutions

Office of Thrift Supervision. The OTS is a Bureau of the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS has extensive authority over the operations of savings institution. Among other functions, the OTS issues and enforces regulations affecting federally insured savings institutions and regularly examines these institutions.

All savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended June 30, 2003 was $205,000.

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

The Bank, as a member of the FHLB-San Francisco, is required to acquire and hold shares of capital stock in the FHLB-San Francisco in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 5% of its advances (i.e., borrowings) from the FHLB-San Francisco. The Bank was in compliance with this requirement, with an investment in FHLB-San Francisco stock of $21.0 million at June 30, 2003.

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

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a Core Capital ratio of least 5%, a ratio of Tier 1, or Core Capital, to Risk-Weighted Assets (("Tier 1 Risk-Based Capital")) of at least 6% and a Risk-Based Capital ratio of at least 10%) and considered healthy, pay the lowest premium while institutions that are less than adequately capitalized (i.e., Core or Tier 1 Risk-Based Capital ratio of less than 4% or a Risk-Based Capital ratio of less than 8%) and considered of substantial supervisory concern, pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

The premium schedule for BIF and SAIF insured institutions ranges from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to approximately 1.6 basis points for each $100 in domestic deposits for SAIF and BIF insured members. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Liquidity Requirements. The OTS repealed its liquidity regulation in April 2001. Although the percentage liquidity requirement of 4% has been eliminated, the interim rule still requires thrifts to maintain adequate liquidity to assure safe and sound operation. The Bank's average liquidity ratio for the quarter ended June 30, 2003 was 20.3%.

Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of Total Capital to Risk-Weighted Assets of less than 8%, a ratio of Tier I (Core) Capital to Risk-Weighted Assets of less than 4%, or a ratio of Core Capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I Capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a Tangible Capital to Total Assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized."


At June 30, 2003, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

Qualified Thrift Lender Test. All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2003, the Bank met the test and its QTL percentage was 84.15%.

Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for the payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies (see "Savings and Loan Holding Company Regulations" on page 32).

Capital Requirements. Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a Tangible Capital requirement, a Leverage Ratio (or Core Capital) requirement and a Risk-Based Capital requirement applicable to such savings institutions.

The capital regulations require Tangible Capital of at least 1.5% of Adjusted Total Assets (as defined by regulation). At June 30, 2003, the Bank had Tangible Capital of $81.2 million, or 6.50% of Adjusted Total Assets, which is approximately $62.5 million above the minimum requirement of 1.5% of Adjusted Total Assets on that date.

The capital standards also require Core Capital equal to at least 3% or 4% of adjusted total assets, depending on an institution's supervisory rating. Core Capital generally consists of Tangible Capital. At June 30, 2003, the Bank had Core Capital equal to $81.2 million, or 6.50% of Adjusted Tangible Assets, which is $31.3 million above the 4% requirement of Adjusted Tangible Assets on that date.

The OTS risk-based capital requirement requires savings institutions to have Total Capital of at least 8% of Risk-Weighted Assets. Total Capital consists of Core Capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as Core Capital and general loan loss allowances up to a maximum of 1.25% of Risk-Weighted Assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of Core Capital.


In determining the amount of Risk-Weighted Assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 200%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weighting of 50% for prudently underwritten permanent single-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at the time of origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

On June 30, 2003, the Bank had Total Risk-Based Capital of approximately $88.3 million, including $81.2 million in Core Capital and $7.1 million in qualifying supplementary capital, and Risk-Weighted Assets of $678.8 million, or a Total Capital ratio of 13.01% to Risk-Weighted Assets. This amount was $34.0 million above the 8% requirement on that date.

The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% Core Capital ratio, a 4% Tier 1 Capital ratio or an 8% Risk-Based Capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

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

Limitations on Capital Distributions. The OTS imposes various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, savings institutions, such as the Bank, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date or retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

Savings institutions proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns (see "Capital Requirements" on page 30)

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At June 30, 2003, the Bank's limit on loans to one borrower was $14.9 million. At June 30, 2003, the Bank's largest loan commitment to a related group of borrowers was $13.3 million. $ 6.2 million of this commitment has been disbursed in the form of six loans, which are performing according to their original terms.

Activities of Associations and Their Subsidiaries. When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations


and orders.

The OTS may determine that the savings institution's ownership, control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the savings institution or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings institution to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

Transactions with Affiliates. Savings institutions must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings institution were a Federal Reserve member Savings Bank. Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Corporation and any company which is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a savings and loan holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

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

Savings and Loan Holding Company Regulations

General. The Corporation is a unitary savings and loan holding company subject to the regulatory oversight of the OTS. Accordingly, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings institution subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.


The Gramm-Leach-Bliley Financial Services Modernization Act of 1999. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The purpose of this legislation was to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

(a)	repealed the historical restrictions and eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;
(b)	broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;
(c)	provided an enhanced framework for protecting the privacy of consumer information; and
(d)	addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

The USA Patriot Act. In response to the events of September 11, 2001, the President of the United States of America signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements:

  All financial institutions must establish anti-money laundering programs.

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

  Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign banks that do not have a physical presence in any country, and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

  Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, has issued proposed and interim regulations to implement the provisions of Sections 312 and 352 of the USA Patriot Act. The Bank has taken steps to implement the provisions of the act by reviewing the existing operational procedures and making changes as deemed appropriate, training the Bank's personnel regarding the act and conducting other appropriate actions. To date, it has not been possible to predict the impact the USA PATRIOT ACT and its implementing regulations may have on the Company and the Bank.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was signed into law by the President of the United States of America on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934, including the Corporation.


The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosures, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Acquisitions. Federal law and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings institution or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Activities. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings institution as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Bank and any other subsidiaries (other than the Bank or any other SAIF insured savings institution) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for savings and loan holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

Qualified Thrift Lender Test. If the Bank fails the qualified thrift lender test, within one year the Corporation must register as, and will become subject to, the significant activity restrictions applicable to savings and loan holding companies (see "Qualified Thrift Lender Test" on page 30).

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

Tax Bad Debt Reserves. As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995. Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method. Instead, the Bank will be permitted to deduct as bad debt expense its specific charge-offs during the taxable year. In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post-1987 additions to their bad debt tax reserves. As of the effective date of the legislation, the Bank had no post-1987 additions to its bad debt tax reserves. As of June 30, 2003, the Bank's total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million. Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a "non-dividend distribution" as defined below.


Distributions. To the extent that the Bank makes "non-dividend distributions" to the Corporation that are considered as made from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed, will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "Limitation on Capital Distributions" on page 31 for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve. During fiscal 2003, the Bank declared and paid cash dividends to the Corporation of $26.4 million; while the Corporation declared and paid cash dividends to the shareholders of $1.0 million.

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

Non-qualified compensation tax benefits. During fiscal 2003, 9,814 shares of stock under the MRP were distributed to non-employee members of the Corporation's Board of Directors in accordance with previous awards and consistent with the vesting schedule. Also, 30,750 stock options to purchase shares of the Corporation's stock were exercised by one non-employee member of the Corporation's Board of Directors during fiscal 2003. The federal tax benefits from the non-qualified compensation in fiscal 2003 was $222,000.

Other Matters. The Internal Revenue Service has audited the Bank's income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.

State Taxation

California. The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank). At June 30, 2003, the total net state tax rate was 7.0%. Bad debt deductions are available in computing California franchise taxes using the specific charge-off method. The Bank and its California subsidiaries file California franchise tax returns on a combined basis. The Corporation will be treated as a general corporation subject to the general corporate tax rate. The state tax benefits from the non-qualified compensation in fiscal 2003, as described under the Federal Taxation section, was $86,000. In December 2002, the Corporation filed an amended state tax return for fiscal 2000 resulting in a $78,000 refund.

Delaware. As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2. Properties

At June 30, 2003, the net book value of the Bank's property (including land and buildings) and its furniture, fixtures and equipment was $8.0 million. The Bank's home office, which is owned by the Bank, is located in Riverside,


California. Including the home office, the Bank has 11 banking offices, ten of which are located in Riverside County in the cities of Riverside (3), Moreno Valley, Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe and one is located in Redlands, San Bernardino County, California. Eight of the banking offices are owned by the Bank and three are leased. The leases expire from 2005 to 2010. The Bank also has seven separate loan production offices, which are located in City of Industry, Fullerton, Glendora, La Quinta, Rancho Cucamonga, Riverside, and Torrance, California. All of these offices are leased. The leases expire from 2003 to 2006. A new banking office in Riverside, California was opened in August 2003 and is a leased property.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of Provident Financial Holdings, Inc. is listed on the Nasdaq Stock Market under the symbol PROV. The following table provides the high and low stock prices for PROV during the last two fiscal years. As of June 30, 2003, there were approximately 353 registered stockholders of record.
	First	Second	Third	Fourth
	(Ended September 30)	(Ended December 31)	(Ended March 31)	(Ended June 30)

2003 Quarters:
High	$ 24.94	$ 26.80	$ 28.81	$ 31.50
Low .	$ 20.50	$ 22.60	$ 26.40	$ 28.01

2002 Quarters:
High	$ 17.20	$ 17.33	$ 19.73	$ 22.53
Low .	$ 14.63	$ 14.47	$ 17.27	$ 19.60

On July 24, 2002, the Corporation announced a quarterly cash dividend policy, with the first quarterly cash dividend of $0.05 per share paid in the quarter ended September 30, 2003. Quarterly dividends of $0.05 per share were also paid for the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003. On August 1, 2003, the Corporation increased its quarterly dividend to $0.10 per share. Future declarations or payments of dividends will be subject to determination by the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.


The Corporation continues to repurchase its stock consistent with the Board approved stock repurchase plan. On September 17, 2002, the Corporation announced a plan regarding the repurchase of 10% of its common stock or approximately 529,600 shares. As of June 30, 2003, 433,800 shares or 82% of the September 2002 program were purchased with an average cost of $26.77 per share. During fiscal 2003, a total of 613,500 shares were repurchased with an average cost of $25.72 per share.

Item 6. Selected Financial Data

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

General

Management's discussion and analysis of financial condition and results of operations are intended to assist in understanding the financial condition and results of operations of the Corporation. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto included in Item 8 of this report. Provident Savings Bank, F.S.B., is a wholly owned subsidiary of Provident Financial Holdings, Inc. and as such, comprises substantially all of the activity for Provident Financial Holdings, Inc.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical data and management's view of the current economic environment as described in each comparative period's operating results under the heading "Provision for Loan Losses."

Interest is generally not accrued on any loan when its contractual payments are more than 90 days delinquent. In addition, interest is not recognized on any loan which management has determined that collection is not reasonably assured. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are


brought current, the loan is paying in accordance with its payment terms for a minimum six-month period, and future monthly principal and interest payments are expected to be collected.

Properties acquired through foreclosure or deed in lieu of foreclosure, are transferred to the real estate owned portfolio and carried at the lower of cost or estimated fair value less the estimated costs to sell the property. The fair values of the properties are based upon current appraisals. The difference between the fair value of the real estate collateral and the loan balance at the time of the transfer, is recorded as a loan charge-off if fair value is lower. Subsequent to foreclosure, management periodically performs additional valuations and the properties are adjusted, if necessary, to the lower of carrying value or fair value, less estimated selling costs. The determination of a property's estimated fair value includes revenues projected to be realized from disposal of the property, construction and renovation costs.

SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" requires that derivatives of the Corporation be recorded in the Consolidated Financial Statements at fair value. The Bank's derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit (including servicing released premiums), commitments to sell loans and option contracts to hedge the risk of the commitments. Management considers this accounting policy to be a critical accounting policy. Estimates of the percentage of commitments to extend credit on loans to be held for sale that will not fund are based upon historical data and current market trends. The fair value adjustments of the derivatives are recorded in the Consolidated Statements of Operations with offsets to other assets or other liabilities in the Consolidated Statements of Financial Condition.

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

The Corporation has established strategies for the next three years, which will change the composition and diversify its balance sheet. These strategies include: diversifying its revenue sources; creating operating efficiencies; and deploying more aggressive capital management techniques.

The Corporation intends to restructure its balance sheet by decreasing the percentage of investment securities and increasing the percentage of loans held for investment to total assets. Additionally, the Corporation intends to decrease the concentration of single-family mortgage loans within its loans held for investment and increase the concentration of multi-family, commercial real estate, construction and commercial business loans. The Corporation also intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of checking and savings accounts. This strategy is intended to improve core revenue through a higher net interest margin.

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


Commitments and Derivative Financial Instruments

The Corporation conducts a portion of its operations in leased facilities under non-cancelable agreements classified as operating leases (see Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this report for a schedule of minimum rental payments and lease expenses under such operation leases). For information regarding the Corporation's commitments and derivative financial instruments, see Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation's contractual obligations at June 30, 2003 and the effect such obligations are expected to have on the Corporation's liquidity and cash flows in future periods (in thousands):
	Payments Due by Period
	Less than	Over 1 to	Over 3 to	Over
	1 year	3 years	5 years	5 years	Total
Operating lease obligations	$ 555	$ 661	$ 328	$ 263	$ 1,807
Time deposits	194,356	52,673	43,675	48	290,752
FHLB borrowings	152,031	57,000	72,000	86,907	367,938
Total	$ 346,942	$ 110,334	$ 116,003	$ 87,218	$ 660,497

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, forward loan sale agreements to third parties and commitments to purchase investment securities. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated balance sheet. The Corporation's exposure to credit loss, in the event of non-performance by the other party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments. As of June 30, 2003 and 2002, these commitments were $157.2 million and $75.3 million, respectively.

Comparison of Financial Condition at June 30, 2003 and June 30, 2002

Total assets increased $256.2 million, or 25%, to $1.26 billion at June 30, 2003 from $1.01 billion at June 30, 2002 primarily as a result of increases in loans held for investment and receivable from sale of loans. The loans held for investment increased $150.6 million, or 25%, to $744.2 million at June 30, 2003 from $593.6 million at June 30, 2002 primarily as a result of originating $562.0 million of loans held for investment, which was partly offset by $359.0 million of loan prepayments. These prepayments were attributable to the extraordinarily high volume of refinance activity during fiscal 2003 in connection with the low interest rate environment. The receivable from sale of loans increased $47.7 million, or 71%, to $114.9 million at June 30, 2003 from $67.2 million at June 30, 2002, resulting from the timing difference between loan sales and loan sale settlements.

The Bank originated approximately $1.79 billion in new loans, primarily through its mortgage division, and purchased $39.5 million in loans from other financial institutions. The PBM loan production is sold primarily servicing released; a total of $1.24 billion was sold during fiscal 2003. The outstanding balance of loans held for sale increased to $4.2 million at June 30, 2003 from $1.7 million at June 30, 2002. The outstanding balance of loans held for sale is largely dependent on the timing of loan fundings and loan sales.

Total liabilities increased $252.3 million, or 28%, to $1.15 billion at June 30, 2003 from $902.3 million at June 30, 2002 as a result of the increase in FHLB advances and customer deposits. Total deposits increased $76.7 million, or 11%, to $754.1 million at June 30, 2003 from $677.4 million at June 30, 2002. Included in this increase was the purchase of $7.6 million deposits from Valley Bank - Sun City branch, which was completed in December 2002. During fiscal 2003, the Bank continued its emphasis on expanding customer relationships, particularly with low cost


checking accounts and savings accounts. Checking accounts increased $17.5 million, or 14%, to $142.7 million at June 30, 2003 from $125.2 million at June 30, 2002. Money market accounts decreased $1.8 million, or 4%, to $47.9 million at June 30, 2003 from $49.7 million at June 30, 2002. Savings accounts increased $106.7 million, or 64%, to $272.7 million at June 30, 2003 from $166.0 million at June 30, 2002. FHLB advances increased $165.4 million, or 82%, to $367.9 million at June 30, 2003 from $202.5 million at June 30, 2002. The increase of the FHLB advances was primarily used to supplement the funding needs resulting from the increases in the loans held for investment and receivable from sale of loans.

Total stockholders' equity was $106.9 million at June 30, 2003, as compared to $103.0 million at June 30, 2002. The $3.9 million increase in stockholders' equity during fiscal 2003 was primarily attributable to earnings in fiscal 2003, partly offset by share repurchases. The Corporation repurchased 623,388 shares, or approximately 11% of outstanding shares, at an average price of $25.72 per share, totaling $16.0 million during fiscal 2003. The Corporation's book value per share increased to $21.43 at June 30, 2003 from $18.86 at June 30, 2002.

Comparison of Operating Results for the Years Ended June 30, 2003 and 2002

General. The Corporation had net earnings of $16.9 million, or $3.30 per diluted share, for the year ended June 30, 2003, as compared to $9.1 million, or $1.68 per diluted share, for the year ended June 30, 2002. The increase in operating earnings in fiscal 2003 was primarily attributable to an improvement in non-interest income.

Net Interest Income. Net interest income before provision for loan losses increased $4.9 million, or 18.5%, to $31.4 million in fiscal 2003 from $26.5 million in fiscal 2002. This increase resulted principally from an increase in net interest margin. The net interest margin increased to an average of 2.94% in fiscal 2003 from an average of 2.62% in fiscal 2002. The increase in the net interest margin was primarily attributable to a decrease in short-term interest rates during fiscal 2003 where the decrease in the costs of interest bearing liabilities was greater than that of the decrease in interest income from earning assets.

Interest Income. Interest income decreased $5.8 million, or 8.8%, to $59.9 million in fiscal 2003 from $65.7 million in fiscal 2002 as the average yield on assets decreased 90 basis points to 5.59% in fiscal 2003 from 6.49% in fiscal 2002. The decrease in the average yield was partly offset by the increase in the average earning assets from $1.01 billion in fiscal 2002 to $1.07 billion in fiscal 2003. The decrease in the yields was the result of the decline in interest rates during fiscal 2003. Average yield on loans decreased 87 basis points to 6.53% in fiscal 2003 from 7.40% in fiscal 2002, while the average balance increased $62.1 million, or 9.0%, to $754.9 million during fiscal 2003 from $692.8 million during fiscal 2002. The decrease in the average loan yield was primarily a result of the impact of higher yielding loans held for investment prepaying which were replaced with new lower yielding loans. Average yield on investment securities decreased 196 basis points to 3.25% in fiscal 2003 from 5.21% in fiscal 2002, while the average balance increased $65.0 million, or 27.9%, to $297.8 million in fiscal 2003 from $232.8 million in fiscal 2002. The decrease in the average yield was primarily a result of $284.0 million of investment higher yielding securities called by the issuer, $25.4 million of investment securities that were sold for gains and a larger composition of short-term investments. The average maturity/call of investment securities was 2.19 years at June 30, 2003 as compared to 2.38 years at June 30, 2002.

Interest Expense. Interest expense decreased $10.8 million, or 27.6%, to $28.4 million in fiscal 2003 from $39.2 million in fiscal 2002. The average cost of deposits decreased 117 basis points to 2.26% during fiscal 2003 from 3.43% during fiscal 2002. The decrease in the average cost of deposits was the result of the decline in interest rates during fiscal 2003, maturities of higher costing time deposits and the change in the deposit mix toward lower costing transaction accounts. The average balance of deposits increased $16.6 million, or 2.4%, to $718.4 million during fiscal 2003 from $701.8 million during fiscal 2002. The average cost of FHLB advances decreased 204 basis points to 4.35% in fiscal 2003 from 6.39% in fiscal 2002. The decrease in the average cost of FHLB advances was primarily attributable to the decline in interest rates, $46.5 million of maturities with an average cost of 6.41%, $101.0 million of new advances with an average cost of 3.35% and the utilization of overnight borrowings with an average balance of $74.2 million at an average cost of 1.42% during fiscal 2003. The average maturity of FHLB advances decreased to 36 months at June 30, 2003 from 48 months at June 30, 2002. The average balance of FHLB advances increased $42.4 million, or 17.9%, to $279.4 million during fiscal 2003 from $237.0 million during fiscal 2002. In fiscal 2003, the Bank prepaid $20.0 million of FHLB advances with prepayment penalties of $298,000 as


compared to the prepayment of $37.0 million of FHLB advances with prepayment penalties of $365,000 in fiscal 2002.

Provision for Loan Losses. Loan loss provisions in fiscal 2003 were $1.1 million as compared to $525,000 in fiscal 2002. The increase in loss provisions in fiscal 2003 was primarily a result of the increase in the loans held for investment and $436,000 charge-offs of three commercial business loans to two borrowers. The allowance for loan losses was $7.2 million, or 0.96% of gross loans held for investment, at June 30, 2003, as compared to $6.6 million, or 1.10% of gross loans held for investment, at June 30, 2002. The allowance for loan losses as a percentage of non-performing loans at the end of fiscal 2003 was 480.6%, as compared to 498.8% at the end of fiscal 2002.

In accordance with the current operating strategy, the fastest growing segments of the loans held for investment are commercial real estate and construction loans. These loans generally have greater risk than single-family mortgage loans. Management believes that the current provision for loan losses is prudent based upon the loans held for investment composition, historic loss experience and current economic conditions.

Non-interest Income. Total non-interest income increased $9.4 million, or 57.3%, to $25.8 million in fiscal 2003 from $16.4 million in fiscal 2002. The increase in non-interest income was primarily attributable to an increase in gain on the sale of loans, along with increases in deposit account fees, gain on sale of investment securities and other income, partly offset by a decline in loan servicing and other fees.

Total gain from sale of loans increased $9.1 million, or 90.1%, to $19.2 million in fiscal 2003 from $10.1 million in fiscal 2002, and was the result of higher loan origination volume, a favorable SFAS No. 133 adjustment and a higher average loan sale margin. The increase on the gain on sale of loans was primarily a result of a strong refinance market as interest rates declined during fiscal 2003. Total loans originated for sale increased $166.7 million, or 15.1%, to $1.27 billion in fiscal 2003 from $1.10 billion in fiscal 2002.

The net impact of derivative financial instruments (SFAS No. 133) was a favorable adjustment of $360,000 as compared to a favorable adjustment of $3,000 in the same period last year. The fair value of the derivative financial instruments outstanding at June 30, 2003 was $1.6 million in comparison to $559,000 at June 30, 2002. The fair value adjustment for SFAS No. 133 is determined from the Bank's commitments to extend credit on loans to be held for sale, including servicing released premiums (net of commitments which may not fund), forward loan sale agreements, put option contracts, interest rate conditions and other related factors. This SFAS No. 133 adjustment is relatively volatile and may have an adverse impact on future earnings.

The average loan sale margin increased 57 basis points to 1.43% during fiscal 2003 from 0.86% during fiscal 2002. The higher loan sale margin was primarily due to the high demand for mortgage loans, an improved product mix (a larger percentage of loans sold with a higher loan sale margin) and better execution in the sale of loans.

The average profit margin for PBM in fiscal 2003 and 2002 was 100 basis points and 56 basis points, respectively. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit. The three principle reasons for the increase of the profit margin was the emphasis on originating the most profitable mortgage loan products, the economies of scale realized by producing larger loan volumes with relatively fixed operating expenses and the extraordinary pricing opportunities given the consumer demand for mortgage loan products during the period.

Deposit account fees increased $93,000, or 5.7%, to $1.7 million in fiscal 2003 from $1.6 million in fiscal 2002. The increase in deposit account fees was the direct result of the Bank's deposit strategy which emphasizes transaction account growth.

The increase in gain on sale of investment securities was the result of the sale of $25.4 million of investment securities for a $694,000 gain during fiscal 2003 as compared to the sale of $21.3 million of investment securities for a $544,000 gain during fiscal 2002.

Other non-interest income increased $320,000 to $1.6 million in fiscal 2003, primarily attributable to $283,000 of partial recoveries from two loans.


Loan servicing and other fees decreased $333,000 to $1.8 million in fiscal 2003 from $2.2 million in fiscal 2002, resulting primarily from decreases in loan prepayment fees and loan servicing fees. The decline in the loan servicing fees was a result of a lower volume of loans serviced for others, $114.1 million as of June 30, 2003 as compared to $136.1 million as of June 30, 2002.

Non-interest Expense. Total non-interest expense increased $1.1 million, or 4.1%, to $27.9 million in fiscal 2003 as compared to $26.8 million in fiscal 2002. This increase was attributable primarily to increases in compensation expenses, occupancy, professional and marketing expenses, and was partially offset by lower equipment and other operating expenses. The increase in non-interest expense was primarily the result of the costs associated with increased loan production volume in the mortgage banking division.

Income Taxes. The provision for income taxes was $11.4 million for fiscal 2003, representing an effective tax rate of 40.2%, as compared to $6.5 million in 2002, representing an effective tax rate of 41.6%.

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

Net Interest Income. Net interest income before provision for loan losses increased $139,000, or 0.5%, from $26.3 million in fiscal 2001 to $26.5 million in fiscal 2002. This increase resulted principally from an increase in net interest margin. The net interest margin increased from an average of 2.43% in fiscal 2001 to an average of 2.62% in fiscal 2002. The increase in the net interest margin was primarily attributable to a decrease in short-term interest rates during fiscal 2002 where the decrease in the costs of interest bearing liabilities was greater than that of the decrease in income from earning assets.

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

Interest Expense. Interest expense decreased $15.3 million, or 28.0%, from $54.5 million in fiscal 2001 to $39.2 million in fiscal 2002. The average balance of deposits decreased $4.8 million, or 0.7%, from $706.6 million during fiscal 2001 to $701.8 million during fiscal 2002 and the average cost of the deposits decreased 145 basis points from 4.88% during fiscal 2001 to 3.43% during fiscal 2002. The average balance of FHLB advances decreased $67.6 million, or 22.2%, from $304.6 million during fiscal 2001 to $237.0 million during fiscal 2002 while the average cost decreased nine basis points from 6.48% to 6.39%, respectively. In fiscal 2002, the Bank prepaid $37.0 million of FHLB advances with prepayment penalties of $365,000 as compared to the prepayment of $20.0 million of FHLB advances with prepayment penalties of $63,000 in fiscal 2001.

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

In accordance with the current operating strategy, the fastest growing segments of the loans held for investment are commercial real estate and construction loans. These loans generally have greater risk than single-family mortgage


loans. Management believes that the current provision for loan losses is prudent and based upon the loans held for investment composition, historic loss experience and current economic conditions.

Non-interest Income. Total non-interest income increased $2.4 million, or 17.1%, to $16.4 million in fiscal 2002 from $14.0 million in fiscal 2001. The increase in non-interest income was primarily attributable to an increase in gain on sale of loans, along with increases in loan servicing and other fees, deposit account fees and gain on sale of investment securities.

Total gain on sale of loans increased $2.1 million, or 26.3%, from $8.0 million in fiscal 2001 to $10.1 million in fiscal 2002, and was the result of higher loan origination volume, partially offset by a lower average loan sale margin. Total loans originated for sale increased $331.5 million, or 42.9%, from $772.1 million in fiscal 2001 to $1.10 billion in fiscal 2002. The average loan sale margin decreased 18 basis points to 0.86% during fiscal 2002 from 1.04% during fiscal 2001. The increase on the gain on sale of loans was primarily due to a strong refinance market as interest rates declined during fiscal 2002.

Loan servicing and other fees increased from $2.1 million in fiscal 2001 to $2.2 million in fiscal 2002, resulting primarily from an increase in loan prepayment fees, which was partially offset by lower loan servicing fees. The decline in the loan servicing fees was a result of a lower volume of loans serviced for others, $136.1 million as of June 30, 2002 as compared to $203.8 million as of June 30, 2001.

Deposit account fees increased $311,000, or 23.4%, to $1.6 million in fiscal 2002 from $1.3 million in fiscal 2001. The increase in deposit account fees was the direct result of the Bank's deposit strategy which emphasizes transaction account growth.

The increase in gain on sale of investment securities was the result of the sale of $21.3 million of investment securities for a $544,000 gain during fiscal 2002 as compared to the sale of $7.7 million of investment securities for a $248,000 gain during fiscal 2001.

Non-interest Expense. Total non-interest expense increased $1.7 million, or 6.8%, to $26.8 million in fiscal 2002 as compared to $25.1 million in fiscal 2001. This increase was attributable primarily to increases in compensation expenses, occupancy, equipment and professional expenses, and was partially offset by lower marketing and other operating expenses. The increase in the non-interest expense was due primarily to the opening of the two new banking offices in Temecula and Corona, California, both of which were opened in August 2001.

Income Taxes. The provision for income taxes was $6.5 million for fiscal 2002, representing an effective tax rate of 41.6%, as compared to $6.4 million in fiscal 2001, representing an effective tax rate of 41.7%.

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

					Year Ended June 30,
		2003			2002			2001
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)

Interest-earning assets:
Loans receivable, net (1) (2)	$ 754,886	$ 49,328	6.53%	$ 692,761	$ 51,247	7.40%	$ 863,479	$ 66,561	7.71%
Investment securities	297,760	9,668	3.25%	232,781	12,122	5.21%	201,479	12,603	6.26%
FHLB stock (3)	16,776	843	5.03%	15,006	779	5.19%	17,046	1,449	8.50%
Interest-earning deposits	1,318	17	1.29%	71,484	1,520	2.13%	3,703	184	4.97%
Total interest-earning assets	1,070,740	59,856	5.59%	1,012,032	65,668	6.49%	1,085,707	80,797	7.44%

Non-interest earning assets	74,740			50,114			54,322
Total assets	$ 1,145,480			$ 1,062,146			$ 1,140,029

Deposits and borrowings:
Checking and money market accounts (4)	$ 191,997	1,560	0.81%	$ 172,293	2,410	1.40%	$ 152,906	3,710	2.43%
Savings accounts	203,977	4,161	2.04%	135,621	3,170	2.34%	96,812	3,350	3.46%
Time deposits	322,410	10,531	3.27%	393,857	18,474	4.69%	456,881	27,435	6.00%
Total deposits	718,384	16,252	2.26%	701,771	24,054	3.43%	706,599	34,495	4.88%

FHLB advances (5)	279,422	12,161	4.35%	236,967	15,134	6.39%	304,631	19,749	6.48%
Other borrowings	-	-	-	-	-	-	2,916	212	7.27%
Total borrowings	279,422	12,161	4.35%	236,967	15,134	6.39%	307,547	19,961	6.49%

Total deposits and borrowings	997,806	28,413	2.85%	938,738	39,188	4.17%	1,014,146	54,456	5.37%

Non-interest-bearing liabilities	45,378			22,705			32,498
Total liabilities	1,043,184			961,443			1,046,644

Stockholders' equity	102,296			100,703			93,385
Total liabilities and stockholders'
equity	$ 1,145,480			$ 1,062,146			$ 1,140,029

Net interest income		$ 31,443			$ 26,480			$ 26,341

Interest rate spread (6)			2.74%			2.32%			2.07%
Net interest margin (7)			2.94%			2.62%			2.43%
Ratio of average interest-earning
assets to average interest-bearing
liabilities	107.31%			107.81%			107.06%

(1)	Includes loans available for sale and non-accrual loans.
(2)	Includes net deferred loan fees (costs) amortization of $574, $247 and ($366) for the years ended June 30, 2003, 2002 and 2001, respectively.
(3)	Includes dividend accruals of $246 in fiscal 2001, which in prior years were not recognized until received.
(4)	Includes average balance of non-interest bearing checking accounts of $43.8 million, $31.1 million and $25.0 million in fiscal 2003, 2002 and 2001, respectively.
(5)	Includes interest prepayment penalty of $298, $365 and $63 for the years ended June 30, 2003, 2002 and 2001, respectively.
(6)	Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(7)	Represents net income before provision for loan losses as a percentage of average interest-earning assets.


Yields Earned and Rates Paid. The following table sets forth (on a consolidated basis), for the periods and at the dates indicated, the weighted average yields earned on the Bank's assets and the weighted average interest rates paid on the Bank's liabilities, together with the net yield on interest-earning assets.

	Quarter
	Ended
	June 30,	Year Ended June 30,
	2003	2003	2002	2001

Weighted average yield on:

Loans receivable (1) (2)	6.11%	6.53%	7.40%	7.71%

Investment securities	2.92%	3.25%	5.21%	6.26%

FHLB stock (3)	4.22%	5.03%	5.19%	8.50%

Interest-earning deposits	1.13%	1.29%	2.13%	4.97%

All interest-earning assets	5.24%	5.59%	6.49%	7.44%

Weighted average rate paid on:

Checking and money market accounts (4)	0.75%	0.81%	1.40%	2.43%

Savings accounts	1.86%	2.04%	2.34%	3.46%

Time deposits	2.83%	3.27%	4.69%	6.00%

FHLB advances (5)	3.78%	4.35%	6.39%	6.48%

Other borrowings	-	-	-	7.27%

All interest-bearing liabilities	2.50%	2.85%	4.17%	5.37%

Interest rate spread (6)	2.74%	2.74%	2.32%	2.07%

Net interest margin (7)	2.91%	2.94%	2.62%	2.43%

(1)	Includes loans available for sale and non-accrual loans.
(2)	Includes net deferred loan fees (costs) amortization of $574, $247 and ($366) for the years ended June 30, 2003, 2002 and 2001, respectively.
(3)	Includes dividend accruals of $246 in fiscal 2001, which in prior years were not recognized until received.
(4)	Includes average balance of non-interest bearing checking accounts of $43.8 million, $31.1 million and $25.0 million in fiscal 2003, 2002 and 2001, respectively.
(5)	Includes interest prepayment penalty of $298, $365 and $63 for the years ended June 30, 2003, 2002 and 2001, respectively.
(6)	Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(7)	Represents net income before provision for loan losses as a percentage of average interest-earning assets.


Rate/Volume Table. The following table sets forth the effects of changing rates and volumes on interest income and expense of the Bank. Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and changes that cannot be allocated between rate and volume.

	Year Ended June 30, 2003				Year Ended June 30, 2002
	Compared to Year				Compared to Year
	Ended June 30, 2002				Ended June 30, 2001
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
(In Thousands)

Interest income:
Loans receivable (1)	$ (5,976)	$ 4,597	$ (540)	$ (1,919)	$ (2,681)	$ (13,160)	$ 527	$ (15,314)
Investment securities	(4,565)	3,385	(1,274)	(2,454)	(2,112)	1,958	(327)	(481)
FHLB stock	(25)	92	(3)	64	(565)	(173)	68	(670)
Interest-bearing deposits	(597)	(1,495)	589	(1,503)	(108)	3,368	(1,924)	1,336
Total net change in income
on interest-earning assets	(11,163)	6,579	(1,228)	(5,812)	(5,466)	(8,007)	(1,656)	(15,129)

Interest-bearing liabilities :
Checking and money market
accounts	(1,010)	276	(116)	(850)	(1,571)	470	(199)	(1,300)
Savings accounts	(404)	1,600	(205)	991	(1,088)	1,343	(435)	(180)
Time deposits	(5,607)	(3,351)	1,015	(7,943)	(6,006)	(3,784)	829	(8,961)
FHLB advances	(4,820)	2,713	(866)	(2,973)	(291)	(4,387)	63	(4,615)
Other borrowings	-	-	-	-	-	(212)	-	(212)
Total net change in expense on
interest bearing liabilities	(11,841)	1,238	(172)	(10,775)	(8,956)	(6,570)	258	(15,268)

Net change in net
interest income	$ 678	$ 5,341	$ (1,056)	$ 4,963	$ 3,490	$ (1,437)	$ (1,914)	$ 139

(1)    Includes loans available for sale, receivable from sale of loans and non-accrual loans.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash to meet short-term liquidity needs. At June 30, 2003, total cash was $48.9 million, or 3.9% of total assets. Depending on market conditions and the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB advances for part of its liquidity needs.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2001, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio for the quarter ended June 30, 2003 decreased to 20.3% from 33.2% during the same period ending June 30, 2002. This decrease was primarily due to the utilization of investment securities as collateral under the FHLB's SBC facility for overnight borrowings.

The primary investing activity of the Bank is the origination of single-family, multi-family, commercial real estate, construction, and commercial business loans. Most mortgage and consumer loans originated by PBM were sold including servicing rights. During the years ended June 30, 2003, 2002 and 2001, the Bank originated loans in the amounts of $1.79 billion, $1.35 billion and $833.4 million, respectively. In addition, the Bank purchased loans from


other financial institutions in fiscal 2003, 2002 and 2001 in the amounts of $39.5 million, $38.6 million and $29.6 million, respectively. Total loans sold by PBM in fiscal 2003, 2002 and 2001 were $1.24 billion, $1.17 billion and $678.4 million, respectively. At June 30, 2003, the Bank had loan origination commitments totaling $157.2 million and undisbursed loans in process totaling $67.9 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Time deposits that are scheduled to mature in one year or less from June 30, 2003 were $194.4 million. Historically, the Bank has been able to retain a significant amount of its time deposits as they mature. Management of the Bank believes it has adequate resources to fund all loan commitments with deposits and FHLB advances, and that it can adjust deposit rates to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. Under OTS's current prompt corrective action provisions, a minimum ratio of 2% for the Tangible Capital ratio is required to be deemed other than "critically undercapitalized," while a minimum of 5% for Tier 1 (Core) capital, 10% for Total Risk-Based Capital and 6% for Tier 1 Risk-Based Capital ratios are required to be deemed "well capitalized." As of June 30, 2003, the Bank was well in excess of all regulatory capital requirements with Tangible Capital, Core Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 6.50%, 6.50%, 11.97% and 13.01%, respectively.

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

Impact of New Accounting Pronouncements.

For discussion of new accounting pronouncements and their impact on the Corporation, see Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative Aspects of Market Risk. The Bank does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative financial instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Bank's interest-earning assets and interest-bearing liabilities, see "Maturity of Loans Held for Investment" on page 5, "Investment Securities Activities" on page 22 through 23 and "Time Deposits by Maturities" on page 26.

Qualitative Aspects of Market Risk. The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Bank has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to decrease the interest-rate sensitivity of the Bank's interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans. In addition, the Bank maintains an investment portfolio which is largely in U.S. government agency securities and U.S. government agency MBS with contractual maturities of up to 30 years. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and time deposits with terms up to five years. For


additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 37.

Interest Rate Risk. The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to the fluctuation of interest rates. The Corporation, through its ALCO, has sought to reduce the exposure of its earnings to changes in interest rates by managing the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to manage the interest-rate sensitivity of the Corporation's assets by retaining loans with interest rates subject to periodic market adjustments. In addition, the Bank maintains a liquid investment portfolio comprised of government agency securities and MBS. The Bank relies on retail deposits as its primary source of funding while utilizing FHLB advances as a secondary source of funding. As part of its interest rate risk management strategy, the Bank promotes transaction accounts.

Using data from the Bank's quarterly report to the OTS, the OTS produces a report for the Bank that measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. The interest rate analysis received from the OTS is similar to the Bank's own interest rate risk model. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200 and +300 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement.

The following table is provided by the OTS and sets forth as of June 30, 2003 the estimated changes in NPV based on the indicated interest rate environments. The Bank's balance sheet position as of June 30, 2003 can be summarized as follows: if interest rates decrease 100 basis points, increase 200 basis points or increase 300 basis points, the NPV of the Bank is expected to decrease; conversely, if interest rates increase 100 basis points, the NPV of the Bank is expected to increase.
				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points (bp)	Portfolio	Change	Value	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)
(Dollars In Thousands)

+300 bp	$ 106,015	$ (14,656)	$1,242,043	8.54%	-63	bp
+200 bp	116,043	(4,628)	1,269,490	9.14%	-3	bp
+100 bp	121,201	531	1,294,268	9.36%	+19	bp
0 bp	120,671	-	1,315,885	9.17%	0	bp
-100 bp	119,208	(1,463)	1,329,888	8.96%	-21	bp

(1)	Represents the decrease of the estimated NPV at the indicated change in interest rates compared to the NPV calculated at June 30, 2003 ("base case").
(2)	Calculated as the estimated NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case at the indicated change in interest rates.


The following table provided by the OTS, is based on the calculations contained in the previous table, and sets forth the change in the NPV at a -100 bp rate shock at June 30, 2003 and at a +200 bp at June 30, 2002.

	At June 30, 2003		At June 30, 2002
Risk Measure: -100 bp/+200 bp Rate Shock	(-100 bp)		(+200 bp)

Pre-Shock NPV Ratio ..	9.17%		13.08%
Post-Shock NPV Ratio	8.96%		12.42%
Sensitivity Measure .	21	bp	65	bp

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or repricing characteristics, they may react in different degrees to changes in interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from time deposits could likely deviate significantly from those assumed in calculating the table. It is also possible that, as a result of an interest rate increase, the increased mortgage payments required of ARM borrowers could result in an increase in delinquencies and defaults. Changes in interest rates could also affect the volume and profitability of the Bank's mortgage banking operations. Accordingly, the data presented in the tables above should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Bank, nor does it represent amounts that would be available for distribution to stockholders in the event of the liquidation of the Corporation.

Item 8. Financial Statements and Supplementary Data

Please refer to the index on page 55 for Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Within the 90-day period prior to the filing date of this report, the Corporation carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14(c). The Corporation's Disclosure Committee, under the supervision of the Chief Executive Officer and Chief Financial Officer, and with the participation of the Internal Auditor Manager, conducted surveys and interviews with a selected group of management comprised of the critical operational personnel, on the effectiveness of the disclosure controls and procedures. Based on the results of the surveys and interviews, the Disclosure Committee completed a report to the Audit Committee of the Board of Directors and a recommendation to the Corporation's Chief Executive Officer and Chief Financial Officer. The Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the evaluation date.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


PART III

Item 10. Directors and Executive Officers of the Registrant

For information regarding the Corporation's Board of Directors, see the section captioned "Proposal I - Election of Directors" included in the Proxy Statement and which is incorporated herein by reference.

The executive officers of the Corporation and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. The following tables set forth information with respect to the executive officers of the Corporation and the Bank.
		Position
Name	Age (1)	Corporation	Bank
Craig G. Blunden	55	Chairman, President and	Chairman, President and
		Chief Executive Officer	Chief Executive Officer

Donald L. Blanchard	53	-	Senior Vice President
			Retail Banking

Lilian Brunner	48	-	Senior Vice President
			Chief Information Officer

Thomas "Lee" Fenn (2)	54	-	Senior Vice President
			Chief Lending Officer

Richard L. Gale	52	-	Senior Vice President
			Provident Bank Mortgage

Donavon P. Ternes (3)	43	Chief Financial Officer	Senior Vice President
		Corporate Secretary	Chief Financial Officer

(1)	As of June 30, 2003.
(2)	Appointed on July 31, 2003.
(3)	Appointed Corporate Secretary by the Corporation's Board of Directors on April 1, 2003.

Biographical Information

Set forth below is certain information regarding the executive officers of the Corporation and the Bank. There are no family relationships among or between the executive officers.

Executive Officers

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

Thomas "Lee" Fenn joined the Bank as Senior Vice President and Chief Lending Officer on July 31, 2003. Prior to joining the Bank, Mr. Fenn was a Senior Vice President and Regional Manager of a commercial bank in California serving 50 retail banking offices.


Richard L. Gale, who joined the Bank in 1988, has served as President of the Provident Bank Mortgage division since 1989. Mr. Gale has held his current position with the Bank since 1993.

Donavon P. Ternes joined the Bank as Senior Vice President and Chief Financial Officer on November 1, 2000. Prior to joining the Bank, Mr. Ternes spent 11 years as the President, Chief Executive Officer, Chief Financial Officer and Director of a financial institution located in Riverside, California.

Compliance with Section 16(a) of the Exchange Act

The information contained under the section captioned "Compliance with Section 16(a) of the Exchange Act" is included in the Corporation's Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the section captioned "Executive Compensation" and "Directors' Compensation" are included in the Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)        Security Ownership of Certain Beneficial Owners.

The information contained under the section captioned "Security Ownership of Certain Beneficial Owners and Management" is included in the Corporation's Proxy Statement and is incorporated herein by reference.

(b)        Security Ownership of Management.

The information contained under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I -- Election of Directors" is included in the Corporation's Proxy Statement and are incorporated herein by reference.

(c)        Changes In Control.

The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 13. Certain Relationships and Related Transactions

The information contained under the section captioned "Transaction with Management" is included in the Proxy Statement and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the section captioned "Proposal II - Approval of Appointment of Independent Auditors" is included in the Corporation's Proxy Statement and is incorporated herein by reference.


PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements
          See Index to Consolidated Financial Statements on page 55.

     2. Financial Statement Schedules
          Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.

(b) Reports on Form 8-K filed during the last quarter of the Registrant's fiscal year ended June 30, 2003
(1)	The Registrant's Form 8-K dated April 24, 2003 regarding the Corporation's news release on the third quarter's results.
(2)	The Registrant's Form 8-K dated April 28, 2003 regarding a quarterly cash dividend of $0.05 per share on the Corporation's outstanding shares of common stock.
(3)	The Registrant's Form 8-K dated June 16, 2003 regarding the preliminary members list of the Russell 3000 Index which becomes effective July 1, 2003 for one year.

(c) Exhibits
      Exhibits are available from the Corporation by written request

3.1	Certificate of Incorporation of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))
3.2	Bylaws of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))
10.1	Employment Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.1 to the Corporation's Annual Report on Form 10-K for the Year Ended June 30, 1997)
10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.2 to the Corporation's Annual Report on Form 10-K for the Year Ended June 30, 1997)
10.3	Severance Agreement with Robert G. Schrader (Incorporated by reference to Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the Year Ended June 30, 1996)
10.4	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated December 12, 1996)
10.5	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation's proxy statement dated December 12, 1996)
10.6	Severance Agreement with Richard Gale (incorporated by reference to Exhibit 10.6 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1998)
10.8	Severance Agreement with Donald Blanchard (incorporated by reference to Exhibit 10.8 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1998)
10.9	Severance Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.9 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2001)


10.10	Severance Agreement with Lilian Brunner
10.11	Severance Agreement with Thomas "Lee" Fenn
21.1	Subsidiaries of Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                            Provident Financial Holdings, Inc.

                                                                                                            /s/Craig G. Blunden
Date: September 24, 2003                                                                Craig G. Blunden
                                                                                                            Chairman, President and Chief Executive Officer

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Craig G. Blunden
Craig G. Blunden	Chairman, President and	September 24, 2003
Chief Executive Officer
(Principal Executive Officer)

/s/Donavon P. Ternes
Donavon P. Ternes	Chief Financial Officer	September 24, 2003
(Principal Financial
and Accounting Officer)

/s/Joseph P. Barr
Joseph P. Barr	Director	September 24, 2003

/s/Bruce W. Bennett
Bruce W. Bennett	Director	September 24, 2003

/s/Debbi H. Guthrie
Debbi H. Guthrie	Director	September 24, 2003

/s/Seymour M. Jacobs
Seymour M. Jacobs	Director	September 24, 2003

/s/Robert G. Schrader
Robert G. Schrader	Director	September 24, 2003

/s/Roy H. Taylor
Roy H. Taylor	Director	September 24, 2003

/s/William E. Thomas
William E. Thomas	Director	September 24, 2003


Consolidated Financial Statements of
Provident Financial Holdings, Inc.


Independent Auditors' Report

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and subsidiary as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Costa Mesa, California
August 14, 2003


Consolidated Statements of Financial Condition

(In thousands, except share information)

	June 30,
	2003	2002

Assets
Cash	$ 48,851	$ 27,700
Investment securities - held to maturity (fair value $77,210 and $157,705, respectively)	76,838	157,122
Investment securities - available for sale at fair value	220,273	114,826
Loans held for investment, net of allowance for loan losses of $7,218 and $6,579, respectively	744,219	593,554
Loans held for sale, at lower of cost or market	4,247	1,747
Receivable from sale of loans	114,902	67,241
Accrued interest receivable	4,934	5,591
Real estate held for investment, net	10,643	11,150
Other real estate owned, net	523	313
Federal Home Loan Bank stock	20,974	13,000
Premises and equipment, net	8,045	8,119
Prepaid expenses and other assets	7,057	4,955
Total assets	$ 1,261,506	$ 1,005,318
Liabilities and Stockholders' Equity
Liabilities:
Non-interest-bearing deposits	$ 43,840	$ 31,076
Interest-bearing deposits	710,266	646,372
Total deposits	754,106	677,448

Borrowings	367,938	202,466
Accounts payable, accrued interest and other liabilities	32,584	22,373
Total liabilities	1,154,628	902,287

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value; (2,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, $0.01 par value; (15,000,000 shares authorized; 7,846,665 and 7,712,515 shares issued, respectively; 4,986,519 and 5,463,199 shares outstanding, respectively)	78	77
Additional paid-in capital	54,731	52,178
Retained earnings	98,660	82,805
Treasury stock at cost (2,860,146 and 2,249,316 shares, respectively)	(45,801)	(30,027)
Unearned stock compensation	(2,450)	(2,866)
Accumulated other comprehensive income, net of tax	1,660	864
Total stockholders' equity	106,878	103,031
Total liabilities and stockholders' equity	$ 1,261,506	$ 1,005,318

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Operations

(Dollars in thousands, except per share information)

	Year Ended June 30,
	2003	2002	2001
Interest income:
Loans receivable, net	$ 49,328	$ 51,247	$ 66,561
Investment securities	9,668	12,122	12,603
Federal Home Loan Bank stock	843	779	1,449
Interest-earning deposits	17	1,520	184
Total interest income	59,856	65,668	80,797

Interest expense:
Deposits	16,252	24,054	34,495
Borrowings	12,161	15,134	19,961
Total interest expense	28,413	39,188	54,456
Net interest income, before provision for loan losses	31,443	26,480	26,341
Provision for loan losses	1,055	525	-
Net interest income, after provision for loan losses	30,388	25,955	26,341

Non-interest income:
Loan servicing and other fees	1,845	2,178	2,088
Gain on sale of loans, net	19,200	10,139	8,033
Real estate operations, net	731	693	870
Deposit account fees	1,734	1,641	1,330
Net gain on sale of investment securities	694	544	248
Other	1,567	1,247	1,398
Total non-interest income	25,771	16,442	13,967

Non-interest expense:
Salaries and employee benefits	17,965	16,851	15,689
Premises and occupancy	2,480	2,278	1,879
Equipment expense	1,972	2,227	1,777
Professional expense	714	683	533
Sales and marketing expense	900	780	1,130
Other	3,882	3,987	4,060
Total non-interest expense	27,913	26,806	25,068
Income before income taxes	28,246	15,591	15,240
Provision for income taxes	11,357	6,482	6,354
Net income	$ 16,889	$ 9,109	$ 8,886
Basic earnings per share	$ 3.56	$ 1.77	$ 1.69
Diluted earnings per share	$ 3.30	$ 1.68	$ 1.65
Cash dividends per share	$ 0.20	-	-

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Stockholders' Equity

(In thousands, except shares)

	Common Stock		Addi- tional Paid-in	Retained	Treasury	Unearned Stock	Accumulat -ed Other Comprehen- sive Income
	Shares	Amount	Capital	Earnings	Stock	Compensation	net of tax	Total
Balance at June 30, 2000	5,883,042	$ 77	$ 51,223	$ 64,811	$ (22,696)	$ (4,634)	$ 186	$ 88,967

Comprehensive income:
Net income				8,886				8,886
Unrealized holding gain on securities available for sale, net of tax							539	539
Total comprehensive income								9,425
Purchase of treasury stock	(181,976)				(2,417)			(2,417)
Exercise of stock options	4,500		46					46
Amortization and awards for Management Recognition Plan	10,740				120	597		717
Allocation of contributions to ESOP (1)			249			271		520
Balance at June 30, 2001	5,716,306	77	51,518	73,697	(24,993)	(3,766)	725	97,258

Comprehensive income:
Net income				9,109				9,109
Unrealized holding gain on securities available for sale, net of tax							139	139
Total comprehensive income								9,248
Purchase of treasury stock	(280,194)				(5,133)			(5,133)
Exercise of stock options	20,250		206					206
Amortization and awards for Management Recognition Plan	6,837				99	629		728
Allocation of contributions to ESOP			454			271		725
Cash dividends in lieu of fractional shares from stock split				(1)				(1)
Balance at June 30, 2002	5,463,199	77	52,178	82,805	(30,027)	(2,866)	864	103,031

Comprehensive income:
Net income				16,889				16,889
Unrealized holding gain on securities available for sale, net of tax							796	796
Total comprehensive income								17,685
Purchase of treasury stock	(623,388)				(16,031)			(16,031)
Exercise of stock options	134,150	1	1,422					1,423
Amortization and awards for Management Recognition Plan	12,558				257	74		331
Tax benefits from non-qualified equity compensation			308					308
Allocation of contributions to ESOP			823			270		1,093
Prepayment of ESOP loans						72		72
Cash dividends				(1,034)				(1,034)
Balance at June 30, 2003	4,986,519	$ 78	$ 54,731	$ 98,660	$ (45,801)	$ (2,450)	$ 1,660	$ 106,878

(1) Employee Stock Ownership Plan ("ESOP").

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30,
	2003	2002	2001
Cash flows from operating activities:
Net income	$ 16,889	$ 9,109	$ 8,886
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	5,973	2,292	2,281
Provision for loan losses	1,055	525	-
Provision for losses on real estate	-	58	37
Gain on sale of loans	(19,200)	(10,139)	(8,033)
Net gain on sale of investment securities	(694)	(544)	(248)
Deferred income taxes	550	(280)	1,361
Increase (decrease) in accounts payable, accrued interest and other liabilities	9,108	(1,541)	2,013
(Increase) decrease in prepaid expenses and other assets	(1,445)	2,925	(239)
Loans originated for sale	(1,270,292)	(1,103,574)	(772,059)
Proceeds from sale of loans	1,239,331	1,184,186	686,113
Stock compensation	1,806	1,453	1,237
Net cash (used for) provided by operating activities	(16,919)	84,470	(78,651)

Cash flows from investing activities:
Net (increase) decrease in loans held for investment	(152,305)	101,994	133,368
Maturity and call of investment securities held to maturity	232,562	229,890	179,095
Maturity and call of investment securities available for sale	51,403	101,655	-
Principal payments from mortgage backed securities	67,933	6,501	-
Purchase of investment securities held to maturity	(154,174)	(223,763)	(117,569)
Purchase of investment securities available for sale	(251,502)	(203,158)	(72,904)
Proceeds from sale of investment securities available for sale	26,112	21,871	7,734
(Purchase) sale of Federal Home Loan Bank stock	(7,974)	3,436	851
Net sales of real estate	912	1,087	2,067
Purchase of premises and equipment	(1,384)	(2,237)	(1,491)
Net cash (used for) provided by investing activities	$ (188,417)	$ 37,276	$ 131,151

(continued)

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30,
	2003	2002	2001
Cash flows from financing activities:
Net increase (decrease) in deposits	$ 76,658	$ (52,593)	$ 33,583
Proceeds from (repayment of) Federal Home Loan Bank advances, net	165,472	(63,364)	(72,508)
Repayment of other borrowings	-	-	(3,330)
Treasury stock purchases	(16,031)	(5,133)	(2,417)
Exercise of stock options	1,422	206	46
Cash dividends	(1,034)	(1)	-
Net cash provided by (used for) financing activities	226,487	(120,885)	(44,626)

Net increase in cash and cash equivalents	21,151	861	7,874
Cash and cash equivalents at beginning of year	27,700	26,839	18,965
Cash and cash equivalents at end of year	$ 48,851	$ 27,700	$ 26,839

Supplemental information:
Cash paid for interest	$ 28,886	$ 39,701	$ 53,680
Cash paid for income taxes	$ 10,410	$ 7,840	$ 5,100
Real estate acquired in settlement of loans	$ 1,172	$ 1,348	$ 1,044

The accompanying notes are an integral part of these consolidated financial statements.


Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies (In Thousands, except Share Information):

Provident Savings Bank, F.S.B. (the "Bank") converted from a federally chartered mutual savings bank to a federally chartered stock bank effective June 27, 1996. Provident Financial Holdings, Inc., a Delaware corporation organized by the Bank, acquired all of the capital stock of the Bank issued in the conversion; the transaction was recorded on a book value basis.

The consolidated financial statements include the accounts of Provident Financial Holdings Inc., and its wholly owned subsidiary, Provident Savings Bank, F.S.B. (collectively, the "Corporation"). All inter-company balances and transactions have been eliminated.

The Corporation operates in two business segments: community banking (Provident Bank) and mortgage banking (Provident Bank Mortgage, a division of Provident Bank). Provident Bank activities include attracting deposits, offering banking services and originating multi-family, commercial real estate, construction, commercial business and consumer loans (primarily, overdraft and deposit loans). Provident Bank Mortgage activities include originating single-family (one-to-four units) and consumer (second mortgages and equity lines of credit) loans for sale to institutional investors as well as for investment. Deposits are collected primarily from 12 banking locations located in Riverside and San Bernardino counties in California. The mortgage banking loans are originated from eight free-standing lending offices in Southern California, as well as from the banking locations.

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate, deferred tax assets, and derivative financial instruments.

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies of Provident Financial Holdings, Inc. and the Bank.

Reclassifications
 Certain reclassifications of prior year financial data have been made to conform to the current reporting practices of the Corporation.

Cash and cash equivalents
 Cash and cash equivalents include cash on hand and due from banks, as well as overnight deposits placed at correspondent banks.

Investment securities
 The Corporation classifies its qualifying investments as available for sale or held to maturity. The Corporation's policy of classifying investments as held to maturity is based upon its ability and management's positive intent to hold such securities to maturity. Securities expected to be held to maturity are carried at amortized historical cost. All other securities are classified as available for sale and are carried at fair value. Fair value is determined based upon quoted market prices. Unrealized holding gains and losses on securities available for sale are included in accumulated other comprehensive income, net of tax. Gains and losses on dispositions of investment securities are


Notes to Consolidated Financial Statements

included in non-interest income and are determined using the specific identification method. Purchase premiums and discounts are amortized over the expected average life of the securities using the interest method. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Loans
 Loans held for investment consist primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land. The single-family adjustable-rate mortgage (ARM) is the Corporation's primary loan investment. In addition to the single-family ARMs, multi-family, commercial real estate, construction, commercial business and consumer loans are becoming a substantial part of the loans held for investment. These loans are generally offered to customers and businesses located in Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and to a lesser extent in Orange, Los Angeles and other counties. A deterioration in the economic conditions of these markets could adversely affect the Corporation's business, financial condition and profitability. Such a deterioration could give rise to increased loan delinquencies, an increase in problem assets and foreclosures, decreased loan demand and a decline in real estate values.

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

Receivable from sale of loans
 Receivable from sale of loans represents expected settlement proceeds from the sale of loans which closed but have not settled. The duration of the loan sale settlement generally ranges from three to 30 days.

Provident Bank Mortgage activities
 Loans are originated for both investment and sale in the secondary market. Since the Corporation is primarily an adjustable-rate mortgage and consumer lender for its own portfolio, most fixed-rate loans are originated for sale to institutional investors.

Loans held for sale are carried at the lower of cost or fair value. Fair value is generally determined by outstanding commitments from investors or investors' current yield requirements as calculated on the aggregate loan basis. Loans are sold generally without recourse, other than standard representations and warranties, except those loans sold to FHLB under the Mortgage Partnership Finance ("MPF") Program and the Federal Home Loan Mortgage Corporation ("FHLMC") under one commitment which has a recourse provision. Most loans are sold on a servicing released basis. For some loans sold, the Corporation may retain the servicing rights in order to generate servicing income. Where the Corporation continues to service loans after sale, investors are paid their share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loan's contractual interest rate.

Loans sold to FHLMC under the recourse commitment require the Bank to be responsible for all losses on these loans. As of June 30, 2003, there were 21 loans sold under this commitment with an outstanding balance of $4.2 million. The Bank has established a recourse provision of $13 for potential losses on these loans. To date, no losses have been experienced in this program.


Notes to Consolidated Financial Statements

Loans sold to the FHLB under the MPF program also have a recourse provision. The FHLB absorbs the first four basis points of loss and a credit scoring process is used to calculate the recourse amount for the Bank. All losses above this amount are the responsibility of the FHLB. As of June 30, 2003, the Bank has an outstanding amount sold of $32.8 million under this program and has established an estimated recourse loss provision of $31.

Occasionally, the Bank is required to repurchase loans sold to FHLMC, FNMA, FHLB or private investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the year ended June 30, 2003, the Bank repurchased $835 of single-family mortgage loans as compared to $1.1 million in fiscal 2002 and $757 in fiscal 2001.

Activity in the recourse provisions for the years ended June 30, 2003, 2002 and 2001 was as follows:

	2003	2002	2001
Balance, beginning of year	$ -	-	-
Provision	44	-	-
Charge offs, net	-	-	-
Balance, end of the year	$ 44	-	-

The Bank is obligated to refund loan sale premiums to investors when loans pay off within a specific time period following the loan sale; the time period ranges from three months to one year, depending upon the sale agreement. Total early payoff premiums refunded to investors in fiscal 2003, 2002 and 2001 were $681, $347 and $16, respectively. As of June 30, 2003, the Bank has an outstanding early payoff premium refund accrual of $59.

Gains or losses on sales of loans, including fees received or paid, are recognized at the time of sale and are determined by the difference between the net sales proceeds and the book value of the loans sold. When loans are sold with servicing retained, the carrying value is allocated between the assets transferred and the fair value of the retained servicing in determining the amount of gain. Servicing assets and liabilities are amortized over the estimated life and are assessed for subsequent impairment. Servicing assets were not significant at June 30, 2003 and 2002.

During the fiscal years ended June 30, 2003 and 2002, the Corporation sold 64% and 74%, respectively, of its loans originated for sale to a single primary buyer. If the Corporation is unable to sell loans to the primary buyer, management believes the availability of other qualified buyers would mitigate any significant risk to the Corporation's operations.

Allowance for loan losses
 It is the policy of the Corporation to provide an allowance for loan losses inherent in the loans held for investment as of the balance sheet date when any significant and permanent decline in the borrower's ability to pay has occurred or when a decline in the value of the underlying collateral occurs. Periodic reviews are made in an attempt to identify potential problems at an early stage. Individual loans are periodically reviewed and are classified according to their inherent risk. The internal asset review policy used by the Corporation is the primary basis by which the Corporation evaluates the probable loss exposure. Management's determination of the adequacy of the allowance for loan losses is based on an evaluation of the loans held for investment, past experience, prevailing market conditions, and other relevant factors. The determination of the allowance for loan losses is based on estimates that are particularly


Notes to Consolidated Financial Statements

susceptible to changes in the economic environment and market conditions. The allowance is increased by the provision for losses charged against income and reduced by charge-offs, net of recoveries.

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


Notes to Consolidated Financial Statements

Risks and uncertainties
 In the normal course of its business, the Corporation encounters two significant types of risk: economic and regulatory. There are three main components to economic risk: interest rate risk, credit risk and market risk. The Corporation is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different frequencies, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Corporation's loans held for investment that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may impact, favorably or unfavorably, the realizability of those assets and liabilities held by the Corporation.

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

Cash dividend
 Since July 24, 2002, the Corporation has distributed a quarterly cash dividend of $0.05 per share on the Corporation's outstanding shares of common stock. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Stock split
 On May 29, 2002, the Corporation declared a three-for-two stock split, distributed in the form of a 50% stock dividend on July 12, 2002 to shareholders of record on June 25, 2002. All share and per share information in the accompanying consolidated financial statements have been restated to reflect the stock split.

Earnings per common share (EPS)
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

Stock-based compensation
 Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Corporation has been accounting for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Corporation's stock at the date of grant over the grant price.


Notes to Consolidated Financial Statements

The Corporation has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Corporation's stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts as follows:

Year Ended June 30,
	2003	2002	2001
Net income, as reported	$ 16,889	$ 9,109	$ 8,886
Deduct:
Total stock-based compensation expense, net of tax	(156)	(317)	(370)
Pro forma net income	$ 16,733	$ 8,792	$ 8,516

Earnings per share:
Basic - as reported	$ 3.56	$ 1.77	$ 1.69
Basic - pro forma	$ 3.52	$ 1.71	$ 1.62

Diluted - as reported	$ 3.30	$ 1.68	$ 1.65
Diluted - pro forma	$ 3.27	$ 1.62	$ 1.58

The Corporation has calculated the fair value of stock option grants to employees using the Black-Scholes option-pricing model with the following assumptions: 10-year expected life, stock volatility for the past 30 months (26% for grants in fiscal 2003, 27% for grants in fiscal 2002 and 35% for grants in fiscal 2001), risk-free rate of the 10-year Treasury Note (4.50% for grants in fiscal 2003, 4.42% for grants in fiscal 2002 and 5.73% for grants in fiscal 2001) and dividend payments ($0.20 for grants in fiscal 2003, and no dividend for grants in fiscal 2002 and 2001). In fiscal 2003, 5,000 stock options were granted. The Corporation calculates the fair value only at the time of the stock option grant and no additional computations are performed during the life of the options. Any forfeitures are recognized as they occur.

Employee Stock Ownership Plan (ESOP)
 The Corporation recognizes compensation expense when shares are committed to be released to employees in an amount equal to the fair value of the shares so committed. The difference between the amount of compensation expense and the cost of the shares released is recorded as additional paid-in capital. Therefore, total stockholders' equity is not affected.

Management Recognition Plan (MRP)
 The Corporation recognizes compensation expense over the vesting period of the shares awarded, equal to the fair value of the shares at the date of the award.

Post retirement benefits
 The estimated obligation for post retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for employees and retirees. Such costs are charged to expense during the years that the employees provide service to the Corporation.


Notes to Consolidated Financial Statements

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

The components of other comprehensive income and related tax effects are as follows:

	For the Year Ended June 30,
	2003	2002	2001
Unrealized holding gains on
available-for-sale securities, net	$ 2,043	$ 780	$ 1,162
Reclassification adjustment for gains
realized in income	(694)	(544)	(248)
Net unrealized gains	1,349	236	914
Tax effect	(553)	(97)	(375)
Net-of-tax amount	$ 796	$ 139	$ 539

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

SFAS No. 146:
 SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost


Notes to Consolidated Financial Statements

associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entities' commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Corporation's financial position, results of operations or cash flows.

SFAS No. 147:
 In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which provides guidance on the accounting for the acquisition of a financial institution.  This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets."  Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," will not apply after September 30, 2002.  If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement.  Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements.  Additionally, the scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  This statement was effective for the Corporation beginning October 1, 2002.  The Corporation adopted the new standard as of October 1, 2002 and the adoption of this standard did not have a material impact on the Corporation's financial position or results of operation.

SFAS No. 148:
 SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosures," amends SFAS No. 123 to provide an alternative method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Corporation has not determined whether it will adopt the fair value based method of accounting for stock-based employee compensation.

SFAS No. 149:
 SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 149 is not expected to have a significant impact on the Corporation's financial position, cash flows or results of operations.

SFAS No. 150:
 SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 is not expected to have a significant impact on the Corporation's financial position, cash flows or results of operations.


Notes to Consolidated Financial Statements

FASB Interpretation ("FIN") No. 45:
 In November 2002, the FASB issued FIN No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of such interpretation on January 1, 2003 did not have a material impact on the Corporation's results of operations, financial position or cash flows.

FIN No. 46:
 In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The Corporation adopted the provisions of FIN No. 46 for interim periods beginning after December 31, 2002, and the provisions have not had a material effect on its results of operations, financial position or cash flows.


Notes to Consolidated Financial Statements

2.  Investment Securities (in Thousands):

 The amortized cost and estimated fair value of investment securities as of June 30, 2003 and 2002 were as follows:

June 30, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value

Held to maturity
U.S. government agency securities	$ 73,851	$ 345	$ -	$ 74,196	$ 73,851
U.S. government MBS (1)	8	4	-	12	8
Corporate bonds	2,779	28	(5)	2,802	2,779
Certificates of deposit	200	-	-	200	200
Total held to maturity	76,838	377	(5)	77,210	76,838

Available for sale
U.S. government agency securities	38,608	176	(9)	38,775	38,775
U.S. government agency MBS	170,891	1,951	(48)	172,794	172,794
Private issue CMO (2)	7,949	120	-	8,069	8,069
FHLMC common stock	12	597	-	609	609
FNMA common stock	1	25	-	26	26
Total available for sale	217,461	2,869	(57)	220,273	220,273
Total investment securities	$ 294,299	$ 3,246	$ (62)	$ 297,483	$ 297,111

  (1)     Mortgage Backed Securities ("MBS").
  (2)     Collateralized Mortgage Obligations ("CMO").

June 30, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value

Held to maturity
U.S. government agency securities	$ 154,351	$ 685	$ (12)	$ 155,024	$ 154,351
U.S. government MBS	9	6	-	15	9
Corporate bonds	2,762	-	(96)	2,666	2,762
Total held to maturity	157,122	691	(108)	157,705	157,122

Available for sale
U.S. government agency securities	38,316	181	-	38,497	38,497
U.S. government agency MBS	75,034	737	(205)	75,566	75,566
FHLMC common stock	11	723	-	734	734
FNMA common stock	1	28	-	29	29
Total available for sale	113,362	1,669	(205)	114,826	114,826
Total investment securities	$ 270,484	$ 2,360	$ (313)	$ 272,531	$ 271,948


Notes to Consolidated Financial Statements

Gross realized gains on sale of investment securities during the years ended June 30, 2003, 2002 and 2001 were $694, $544 and $253, respectively; while the gross realized losses were $0, $0 and $5, respectively.

In fiscal 2003, $284.0 million of investment securities were called by the issuer, $25.4 million were sold and MBS principal paydowns were $69.0 million. In fiscal 2002, $327.1 million of investment securities were called by the issuer, $4.5 million matured, $21.3 million were sold and MBS principal paydowns were $6.5 million. The high volume of called securities was the result of the significant decline in interest rates during fiscal 2003 and fiscal 2002 and substantial callable agency securities which were purchased that have coupon rates higher than market rates at the time of purchase. Total called securities which had coupon rates higher than market at the time of purchase in fiscal 2003 and 2002 was $186.0 million and $49.4 million, respectively. The securities called were callable at the option of the issuer and were primarily issued by the Federal Home Loan Bank ("FHLB"), the Federal National Mortgage Association ("FNMA") or FHLMC. The increase in MBS principal paydowns was due primarily to the decline in interest rates and larger proportion of MBS in the investment securities portfolio. As of June 30, 2003, MBS represented 61% of investment securities as compared to 28% at June 30, 2002.

The maturities of investment securities were as follows:

	June 30, 2003		June 30, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$ 43,021	$ 43,189	$ -	$ -
Due after one through five years	30,809	30,970	126,127	126,466
Due after five through ten years	3,008	3,051	30,995	31,239
	76,838	77,210	157,122	157,705
Available for sale
Due in one year or less	29,695	29,837
Due after one through five years	21,472	21,851	58,073	58,437
Due after five through ten years	-	-	6,789	6,832
Due after ten years	166,281	167,950	48,488	48,794
No stated maturity (common stock)	13	635	12	763
	217,461	220,273	113,362	114,826
Total investment securities	$ 294,299	$ 297,483	$ 270,484	$ 272,531


Notes to Consolidated Financial Statements

3.  Loans Held for Investment (in Thousands):

 Loans held for investment consisted of the following:

	June 30,
	2003	2002

Mortgage loans:
Single-family	$ 522,765	$ 413,676
Multi-family	49,699	35,436
Commercial real estate	89,666	62,509
Construction	118,784	97,934
Commercial business loans	22,489	24,024
Consumer loans	9,576	19,377
Other	5,724	3,455
	818,703	656,411
Less:
Undisbursed loan funds	(67,868)	(56,237)
Deferred loan costs (fees)	602	(27)
Unearned discounts	-	(14)
Allowance for loan losses	(7,218)	(6,579)
Total loans held for investment	$ 744,219	$ 593,554

Fixed-rate loans comprised 6% and 12% of loans held for investment at June 30, 2003 and 2002, respectively.

The following summarizes the components of the net change in the allowance for loan losses:

	Year Ended June 30,
	2003	2002	2001

Balance, beginning of period	$ 6,579	$ 6,068	$ 6,850
Provision for losses	1,055	525	-
Recoveries	45	96	28
Charge-offs	(461)	(110)	(810)
Balance, end of period	$ 7,218	$ 6,579	$ 6,068

The effect of non-accrual and restructured loans on interest income for the years ended June 30, 2003, 2002 and 2001 is presented below:

	Year Ended June 30,
	2003	2002	2001

Contractual interest due	$ 113	$ 89	$ 146
Interest recognized	(10)	(21)	(40)
Net interest foregone	$ 103	$ 68	$ 106


Notes to Consolidated Financial Statements

At June 30, 2003 and 2002, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

The following table identifies the Corporation's total recorded investment in impaired loans, net of specific allowances, by type at June 30, 2003 and 2002:

	June 30, 2003
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
Without a related allowance	$ 1,309	$ -	$ 1,309
Total single-family loans	1,309	-	1,309

Commercial real estate:
With a related allowance	419	(28)	391
Total commercial real estate loans	419	(28)	391

Commercial business loans:
With a related allowance	408	(401)	7
Without a related allowance	431	-	431
Total commercial business loans	839	(401)	438

Consumer loans:
Without a related allowance	161	-	161
Total consumer loans	161	-	161
Total impaired loans	$ 2,728	$ (429)	$ 2,299


Notes to Consolidated Financial Statements

	June 30, 2002
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
Without a related allowance	$ 1,163	$ -	$ 1,163
Total single-family loans	1,163	-	1,163

Commercial real estate:
With a related allowance	1,401	-	1,401
Total commercial real estate loans	1,401	-	1,401

Commercial business loans:
With a related allowance	566	(373)	193
Without a related allowance	565	-	565
Total commercial business loans	1,131	(373)	758

Consumer loans:
Without a related allowance	156	-	156
Total consumer loans	156	-	156
Total impaired loans	$ 3,851	$ (373)	$ 3,478

During the years ended June 30, 2003, 2002 and 2001, the Corporation's average investment in impaired loans was $2.4 million, $4.4 million and $4.2 million, respectively; the imputed interest income during these periods was $266, $480 and $352, respectively; while the interest income recognized on a cash basis was $327, $674 and $296, respectively. The Corporation records interest on non-accrual loans utilizing the cash basis method of accounting during periods when the loans are on non-accrual status.

In the ordinary course of business, the Bank makes loans to its directors, officers and employees at substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers. The following is a summary of related-party loan activity:

	Year Ended June 30,
	2003	2002	2001

Balance, beginning of period	$ 917	$ 2,861	$ 3,443
Originations	18,222	11,471	2,257
Sales/payments	(13,583)	(13,415)	(2,839)
Balance, end of period	$ 5,556	$ 917	$ 2,861

Related-party loan originations increased $6.7 million, or 58%, from $11.5 million in fiscal 2002 to $18.2 million in fiscal 2003, due primarily to refinancing activity resulting from the decline in interest rates during fiscal 2003. The total sales/payments increased $168, or 1%, from $13.4 million in fiscal 2002 to $13.6 million in fiscal 2003.


Notes to Consolidated Financial Statements

4.  Provident Bank Mortgage (in Thousands):

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation:

	Year Ended June 30,
	2003	2002	2001

Loans serviced for Federal Home Loan
Mortgage Corporation	$ 33,281	$ 52,942	$ 72,500
Loans serviced for Federal National
Mortgage Association	34,979	66,604	107,632
Loans serviced for Federal Home Loan Bank	32,763	-	-
Loans serviced for other investors	13,123	16,513	23,680
Total loans serviced for others	$ 114,146	$ 136,059	$ 203,812

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Corporation held borrowers' escrow balances related to loans serviced for others of $279, $267 and $379 as of June 30, 2003, 2002 and 2001, respectively. These escrow balances are included in deposits in the accompanying consolidated statements of financial condition.

Loans sold consisted of the following:

	Year Ended June 30,
	2003	2002	2001

Loans sold:
Servicing - released	$ 1,190,347	$ 1,168,529	$ 678,443
Servicing - retained	52,828	4,466	-
Total loans sold	$ 1,243,175	$ 1,172,995	$ 678,443

Loans held for sale consisted of the following:

	June 30,
	2003	2002	2001

Fixed rate	$ 3,475	$ 1,094	$ 1,581
Adjustable rate	772	653	594
Total loans held for sale	$ 4,247	$ 1,747	$ 2,175


Notes to Consolidated Financial Statements

5.  Real Estate Held for Investment and Other Real Estate Owned (in Thousands):

 Real estate held for investment consisted of the following:

	June 30,
	2003	2002

Real estate held for investment	$ 12,530	$ 12,480
Less accumulated depreciation	(1,887)	(1,330)
Total real estate held for investment, net	$ 10,643	$ 11,150

Other real estate owned consisted of the following:

	June 30,
	2003	2002

Other real estate owned	$ 523	$ 336
Less allowance for real estate losses	-	(23)
Total real estate owned, net	$ 523	$ 313

The following summarizes the components of the net change in the allowance for losses on real estate:

	Year Ended June 30,
	2003	2002	2001

Balance, beginning of period	$ 23	$ 17	$ 32
Provisions for losses	-	58	37
Charge-offs	(23)	(52)	(52)
Balance, end of period	$ -	$ 23	$ 17


Notes to Consolidated Financial Statements

6.  Premises and Equipment (in Thousands):

Premises and equipment consisted of the following:

	June 30,
	2003	2002

Land	$ 3,051	$ 2,785
Buildings	7,873	7,569
Leasehold improvements	978	950
Furniture and equipment	9,891	10,557
Automobiles	94	119
	21,887	21,980
Less accumulated depreciation and amortization	(13,842)	(13,861)
Total premises and equipment, net	$ 8,045	$ 8,119

Depreciation and amortization expense for the years ended June 30, 2003, 2002 and 2001 amounted to $1.4 million, $1.7 million and $1.5 million, respectively.

7.  Deposits (Dollars in Thousands):
	June 30, 2003		June 30, 2002
	Interest Rate(1)	Amount	Interest Rate(1)	Amount

Checking accounts - non-interest bearing	-	$ 43,840	-	$ 31,076
Checking accounts - interest bearing (1)	0% - 1.24%	98,899	0% - 2.96%	94,084
Savings accounts (1)	0% - 2.47%	272,715	0% - 3.20%	166,001
Money market accounts (1)	0% - 1.59%	47,900	0% - 2.13%	49,690
Time deposits
Under $100	0.36% - 7.23%	190,530	1.10% - 7.24%	246,881
$100 and over	0.80% - 7.10%	100,222	1.44% - 8.00%	89,716
Total deposits		$ 754,106		$ 677,448
Weighted average interest rate on deposits		1.83%		2.72%

(1)  Certain interest-bearing checking, savings and money market accounts require a minimum balance to earn interest.

On December 16, 2002, the Corporation completed the acquisition of $7.6 million in deposits from Valley Bank's Sun City branch.


Notes to Consolidated Financial Statements

The aggregate annual maturities of time deposits are as follows:

	June 30,
	2003	2002

One year or less	$ 194,356	$ 247,103
Over one to two years	33,985	52,721
Over two to three years	18,688	13,747
Over three to four years	19,533	4,667
Over four years	24,190	18,359
Total time deposits	$ 290,752	$ 336,597

Interest expense on deposits is summarized as follows:

	Year Ended June 30,
	2003	2002	2001

Checking accounts - interest bearing	$ 801	$ 1,005	$ 1,635
Savings accounts	4,161	3,170	3,350
Money market accounts	759	1,405	2,075
Time deposits	10,531	18,474	27,435
Total interest expense on deposits	$ 16,252	$ 24,054	$ 34,495

The Corporation is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank. The cash balances maintained by the Bank at June 30, 2003 and 2002 were sufficient to cover the reserve requirements.

8.  Borrowings (Dollars in Thousands):

Advances from the FHLB were collateralized by pledges of certain real estate loans with an aggregate principal balance at June 30, 2003 and 2002 of $348.8 million and $302.3 million, respectively. In addition, the Bank pledged investment securities totaling $242.2 million at June 30, 2003 to collateralize its FHLB advances under the Securities-Backed Credit ("SBC") program as compared to $119.7 million at June 30, 2002. At June 30, 2003, the Bank's FHLB borrowing capacity, which is limited to 40% of total assets reported on the Bank's quarterly thrift financial report, was approximately $473.2 million as compared to $416.4 million at June 30, 2002. In addition, the Bank has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $45.0 million; no borrowings under this facility were outstanding at June 30, 2003 and 2002.


Notes to Consolidated Financial Statements

Borrowings consisted of the following:

	June 30,
	2003	2002

Regular FHLB advances	$ 201,938	$ 165,466
SBC FHLB advances	166,000	37,000
Total borrowings	$ 367,938	$ 202,466

As a member of the FHLB system, the Bank is required to maintain a minimum investment in FHLB stock. The Bank held the required investment of $21.0 million with an excess of $8.1 million at June 30, 2003, as compared to $13.0 million with an excess of $1.2 million at June 30, 2002. Any excess may be redeemed by the Bank or called by FHLB at par.

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:

	At or For the Year Ended June 30,
	2003	2002	2001

Balance outstanding at the end of period:
FHLB advances	$ 367,938	$ 202,466	$ 265,830

Weighted average rate at the end of period:
FHLB advances	3.50%	5.50%	6.28%

Maximum amount of borrowings outstanding at any month end:
FHLB advances	$ 367,938	$ 257,525	$ 329,937
Loan to facilitate the purchase of an investment property	-	-	3,287

Average short-term borrowings (1)
with respect to:
FHLB advances	$ 124,226	$ 76,144	$ 131,035

Weighted average short-term borrowing rate during the period with respect to:
FHLB advances	2.49%	6.67%	6.61%

(1) Borrowings with a remaining term of 12 months or less.

In April 2001, the Bank, through its subsidiary, paid off the loan which was assumed as a condition of the purchase of an investment property in downtown Riverside.


Notes to Consolidated Financial Statements

The aggregate annual contractual maturities of borrowings are as follows:

	June 30,
	2003	2002

Within one year	$ 152,031	$ 69,500
Over one to two years	30,000	18,031
Over two to three years	27,000	30,000
Over three to four years	-	10,000
Over four to five years	72,000	-
Over five years	86,907	74,935
Total borrowings	$ 367,938	$ 202,466
Weighted average interest rate	3.50%	5.50%

9.  Income Taxes (Dollars in Thousands):

The provision for income taxes consisted of the following:

	Year Ended June 30,
	2003	2002	2001

Current:
Federal	$ 7,948	$ 4,957	$ 3,383
State	2,859	1,805	1,610
	10,807	6,762	4,993
Deferred:
Federal	360	(323)	1,157
State	190	43	204
	550	(280)	1,361
Provision for income taxes	$ 11,357	$ 6,482	$ 6,354

In fiscal 2003, the Corporation's tax benefit from non-qualified equity compensation was approximately $308.


Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	Year Ended June 30,
	2003	2002	2001

Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	7.0	7.6	7.7
Other	(1.8)	(1.0)	(1.0)
Effective income tax rate	40.2%	41.6%	41.7%

Deferred tax (assets) liabilities by jurisdiction were as follows:

	June 30,
	2003	2002

Deferred taxes - federal	$ 668	$ (98)
Deferred taxes - state	286	(50)
Total deferred tax liability (asset)	$ 954	$ (148)

Deferred tax liabilities (assets) were comprised of the following:

	June 30,
	2003	2002

Depreciation	$ 3,469	$ 3,222
FHLB dividends	2,434	2,247
Unrealized gain on investment securities	1,152	600
Market value adjustments - derivative financial instruments	-	50
Total deferred tax liabilities	7,055	6,119

State taxes	(1,024)	(548)
Market value adjustments - loans held for sale	(50)	(808)
Loss reserves	(3,392)	(3,318)
Deferred compensation	(1,035)	(1,302)
ESOP contribution	(422)	(122)
Accrued vacation	(122)	(161)
Other	(56)	(8)
Total deferred tax assets	(6,101)	(6,267)
Net deferred tax liability (asset)	$ 954	$ (148)

The net deferred tax asset is included in other assets and the net deferred tax liability is included in other liabilities in the accompanying consolidated statements of financial condition.


Notes to Consolidated Financial Statements

Retained earnings at June 30, 2003 included approximately $9.0 million for which federal income tax of approximately $3.1 million had not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Corporation were to convert its charter.

10.  Capital (Dollars in Thousands):

Federal regulations require that institutions with investments in subsidiaries conducting real estate investments and joint venture activities maintain sufficient capital over the minimum regulatory requirements. The Bank maintains capital in excess of the minimum requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Core Capital (as defined) to Adjusted Tangible Assets (as defined). Management believes, as of June 30, 2003 and 2002, that the Bank meets all capital adequacy requirements to which it is subject.

Various adjustments are required to be made to retained earnings and total assets for computing these capital ratios, depending on an institution's capital and asset structure. The adjustment presently applicable to the Bank is for equity investments in real estate. In addition, in calculating risk-based capital, general loss allowances are included as capital on a limited basis.

As of June 30, 2003 and 2002, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum Total Risk-Based, Core Capital and Tier 1 Risk-Based Capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements. In fiscal 2003 and 2002, the Bank declared and paid cash dividends of $26.4 million and $4.8 million, respectively, to it's parent.


Notes to Consolidated Financial Statements

The Bank's actual capital amounts and ratios as of June 30, 2003 and 2002 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2003
Total Capital to Risk-Weighted
Assets	$ 88,315	13.01%	$ 54,300	>8.0%	$ 67,875	>10.0%
Core Capital to Adjusted
Tangible Assets	81,246	6.50%	49,962	>4.0%	62,452	>5.0%
Tier 1 Capital to Risk-Weighted
Assets	81,246	11.97%	N/A	N/A	40,725	>6.0%
Tangible Capital	81,246	6.50%	18,736	>1.5%	N/A	N/A

As of June 30, 2002
Total Capital to Risk-Weighted
Assets	$ 95,349	18.01%	$ 42,343	>8.0%	$ 52,928	>10.0%
Core Capital to Adjusted
Tangible Assets	88,806	8.92%	39,804	>4.0%	49,755	>5.0%
Tier 1 Capital to Risk-Weighted
Assets	88,806	16.78%	N/A	N/A	31,757	>6.0%
Tangible Capital	88,806	8.92%	14,927	>1.5%	N/A	N/A

11.  Benefit Plans (Dollars in Thousands, Except Share Information):

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements. Under the plan, employees may contribute up to 10% of their pretax compensation. The Corporation makes matching contributions up to 3% of participants' pretax compensation. Participants vest immediately in their own contributions with 100% vesting in the Corporation's contributions occurring after six years of credited service. The Corporation's expense for the plan was approximately $333, $323 and $254 for the years ended June 30, 2003, 2002 and 2001, respectively.

The Corporation has a multi-year employment agreement with one executive officer, which requires payments of certain benefits upon retirement. The obligation was fully funded at June 30, 2003 and actuarially determined retirement costs are being accrued and expensed annually.

Employee Stock Ownership Plan (ESOP)

An ESOP was established for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours. The ESOP borrowed $4.1 million from the Corporation to purchase 615,026 shares of the common stock issued in the conversion. The loan will be repaid principally from the Corporation's contributions to the ESOP over a period of 15 years. At June 30, 2003, the


Notes to Consolidated Financial Statements

outstanding balance on the loan was $2.6 million. Shares purchased with the loan proceeds are held in an unearned ESOP shares account and released on a pro rata basis based on the distribution schedule. Contributions to the ESOP and shares released from the unearned ESOP shares account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after six years of credited service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Corporation. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The expense related to the ESOP was $1.1 million, $741 and $527 for the years ending June 30, 2003, 2002 and 2001, respectively. At June 30, 2003 and 2002, the unearned ESOP shares account of $2.0 million and $2.4 million, respectively, was reported as a reduction of stockholders' equity.

The table below reflects ESOP activity for the period indicated (in number of shares):

	June 30,
	2003	2002	2001
Unallocated shares at beginning of period	355,057	395,635	436,213
Allocated	(40,578)	(40,578)	(40,578)
Unallocated shares at end of period	314,479	355,057	395,635

The fair value of unallocated ESOP shares was $9.2 million, $8.0 million and $6.1 million at June 30, 2003, 2002 and 2001, respectively.

12.  Incentive Plans (in Thousands, Except Share Information):

Management Recognition Plan (MRP)

The Corporation has established the 1996 MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock. The Corporation acquired 307,500 shares of its common stock in the open market to fund the MRP in 1997. In fiscal 2003, 12,558 shares were awarded with a fair value of $20.50 per share at the award date; as a result, all of the 1996 MRP shares have been awarded. Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at the award date. MRP compensation expense was $332, $728 and $718 for the years ended June 30, 2003, 2002 and 2001, respectively. At June 30, 2003 and 2002, the value of the unearned MRP shares account, $424 and $499, respectively, was reported as a reduction to stockholders' equity.

Stock Option Plan

The Corporation has established the 1996 Stock Option Plan ("Plan") for certain of its directors and key employees under which options to acquire up to 768,750 shares of common stock have been granted. Under the Plan, options may not be granted at a price less than the fair market value at the date of grant. Options are vested over a five-year period as long as the employee or director remains an employee or director of the Corporation. The options are exercisable after vesting for up to the remaining term of the original grant. The maximum term of the options granted is 10 years.


Notes to Consolidated Financial Statements

The following is a summary of changes in options outstanding:

	Number of Shares	Weighted Average Strike Price
Outstanding at June 30, 2000	556,500	$ 10.80
Granted (fair value of $7.19/share)	45,000	12.42
Exercised	(4,500)	10.17
Canceled	(48,000)	13.51
Outstanding at June 30, 2001	549,000	$ 10.70
Granted (fair value of $6.93/share)	128,250	14.50
Exercised	(20,250)	10.17
Canceled	(7,500)	10.17
Outstanding at June 30, 2002	649,500	$ 11.47
Granted (fair value of $8.17/share)	5,000	20.50
Exercised	(134,150)	10.61
Outstanding at June 30, 2003	520,350	$ 11.78

The following table summarizes the outstanding stock options and the exercisable portion of the stock options as of June 30, 2003, 2002 and 2001:

	Options Outstanding				Options Exercisable
		Weighted		Weighted		Weighted
	Number	Average		Average	Number	Average
	Of	Remaining		Exercise	of	Exercise
Exercise Prices	Options	Option Life		Price	Options	Price
At June 30, 2003
$ 20.50	5,000	9.06	Years	$ 20.50	-	$ -
$ 14.50	114,750	8.34		14.50	12,150	14.50
$ 12.42	45,000	7.35		12.42	18,000	12.42
$ 13.73	53,250	4.56		13.73	53,250	13.73
$ 10.17	302,350	3.57		10.17	302,350	10.17
$ 10.17 to $ 20.50	520,350	5.10	Years	$ 11.78	385,750	$ 10.90

At June 30, 2002
$ 14.50	128,250	9.34	Years	$ 14.50	-	$ -
$ 12.42	45,000	8.35		12.42	9,000	12.42
$ 13.73	53,250	5.56		13.73	42,600	13.73
$ 10.17	423,000	4.57		10.17	423,000	10.17
$ 10.17 to $ 14.50	649,500	5.85	Years	$ 11.47	474,600	$ 10.53

At June 30, 2001
$ 12.42	45,000	9.35	Years	$ 12.42	-	$ -
$ 13.73	53,250	6.56		13.73	31,950	13.73
$ 10.17	450,750	5.57		10.17	360,600	10.17
$ 10.17 to $ 13.73	549,000	5.98	Years	$ 10.70	392,550	$ 10.46


Notes to Consolidated Financial Statements

At June 30, 2003, 89,500 shares were available for future grants under the Plan.

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

	For the Year Ended June 30, 2003
	Income (numerator)	Shares (denominator)	Per-Share Amount

Basic EPS	$ 16,889	4,748,365	$ 3.56
Effect of dilutive shares:
Stock options (1996 Stock Option Plan)		337,743
Restricted stock awards (MRP)		26,066
Diluted EPS	$ 16,889	5,112,174	$ 3.30

	For the Year Ended June 30, 2002
	Income (numerator)	Shares (denominator)	Per-Share Amount

Basic EPS	$ 9,109	5,136,518	$ 1.77
Effect of dilutive shares:
Stock options (1996 Stock Option Plan)		228,173
Restricted stock awards (MRP)		48,793
Diluted EPS	$ 9,109	5,413,484	$ 1.68

	For the Year Ended June 30, 2001
	Income (numerator)	Shares (denominator)	Per-Share Amount

Basic EPS	$ 8,886	5,249,737	$ 1.69
Effect of dilutive shares:
Stock options (1996 Stock Option Plan)		92,198
Restricted stock awards (MRP)		56,825
Diluted EPS	$ 8,886	5,398,760	$ 1.65


Notes to Consolidated Financial Statements

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

The Corporation conducts a portion of its operations in leased facilities under non-cancelable agreements classified as operating leases. The following is a schedule of minimum rental payments under such operating leases which expire at various years:

Year Ended June 30,	Amount

2004	$ 555
2005	395
2006	266
2007	186
2008	142
Thereafter	263
Total minimum payments required	$ 1,807

Lease expense under operating leases was approximately $622, $553 and $569 for the years ended June 30, 2003, 2002 and 2001, respectively.

15.  Derivative and Other Financial Instruments With Off-Balance Sheet Risk (In Thousands):

 The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, forward loan sale agreements to third parties and commitments to purchase investment securities. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated balance sheet. The Corporation's exposure to credit loss, in the event of non-performance by the other party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.

	June 30,
Commitments	2003	2002

Undisbursed loan funds - Construction loans	$ 67,868	$ 56,237
Undisbursed lines of credit - Commercial business loans	8,527	10,285
Undisbursed lines of credit - Consumer loans	9,020	11,730
Commitments to extend credit on loans held for investment	35,820	18,564
	$ 121,235	$ 96,816


Notes to Consolidated Financial Statements

Commitments to extend credit are agreements to lend money to a customer at some future date as long as all conditions have been met in the agreement. These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee. Since some of these commitments are expected to expire, the total commitment amount outstanding does not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis prior to issuing a commitment. At June 30, 2003 and 2002, interest rates on commitments to extend credit ranged from 3.75% to 11.50% and 5.13% to 14.00%, respectively.

In an effort to minimize its exposure to interest rate fluctuations on commitments to extend credit where the underlying loan will be sold, the Corporation enters into forward loan sale agreements to sell certain dollar amounts of fixed rate and adjustable rate loans to third parties. These agreements specify the minimum maturity of the loans, the yield to the purchaser, the servicing spread to the Corporation (if servicing is retained), the maximum principal amount of all loans to be delivered and the maximum principal amount of individual loans to be delivered. The Corporation typically satisfies these forward loan sale agreements with its current loan production; at June 30, 2003 and 2002 the aggregate amount of loans held for sale and of commitments to extend credit on loans to be held for sale exceeded the Corporation's forward loan sale agreements. At June 30, 2003 and 2002, interest rates on forward loan sale agreements ranged from 4.00% to 5.50% and 5.50% to 7.00%, respectively.

In addition to the instruments described above, the Corporation also purchases over-the-counter put option contracts (with expiration dates that generally coincide with the terms of the commitments to extend credit) which mitigates the interest rate risk inherent in commitments to extend credit. The contract amounts of these instruments reflect the extent of involvement the Corporation has in this particular class of financial instruments. The Corporation's exposure to loss on these financial instruments is limited to the premiums paid for the put option contracts. Put options are adjusted to market in accordance with SFAS No. 133. As of June 30, 2003 and 2002, total nominal put option contracts were $45.0 million and $11.0 million, respectively; and the fair value was $235 and $17, respectively.

In accordance with SFAS No. 133 and interpretations of the Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or (other liabilities). The Corporation is not applying hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the years ended June 30, 2003, 2002 and 2001 was $360, $3 and $411, respectively.

	June 30, 2003		June 30, 2002
		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value

Commitments to extend credit on loans to be held
for sale, including servicing released premiums (1)(2)	$ 121,422	$ 1,099	$ 56,738	$ 779
Forward loan sale agreements	109,734	306	45,709	(237)
Put option contracts	45,000	235	11,000	17
Total	$ 276,156	$ 1,640	$ 113,447	$ 559

(1)	Net of estimated commitments, which may not fund, at June 30, 2003 and 2002 of 29.45% and 26.71%, respectively.
(2)	The fair value of servicing released premiums at June 31, 2003 and 2002 were $1.81 million and $702, respectively.


Notes to Consolidated Financial Statements

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

Loans held for investment: For loans that reprice frequently at market rates, the carrying amount approximates the fair value. For fixed-rate loans, the fair value is determined by either (i) discounting the estimated future cash flows of such loans, over their estimated remaining contractual maturities using a current interest rate at which such loans would be made to borrowers, or (ii) quoted market prices. The allowance for loan losses is subtracted as an estimate of the underlying credit risk.

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


Notes to Consolidated Financial Statements

The carrying amount and fair values of the Corporation's financial instruments were as follows:

	June 30, 2003		June 30, 2002
	Carrying	Market	Carrying	Market
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$ 48,851	$ 48,851	$ 27,700	$ 27,700
Investment securities	297,111	297,483	271,948	272,531
Loans held for investment	744,219	772,629	593,554	605,322
Loans held for sale	4,247	4,345	1,747	1,781
Receivable from sale of loans	114,902	114,902	67,241	67,241
Accrued interest receivable	4,934	4,934	5,591	5,591
FHLB stock	20,974	20,974	13,000	13,000

Financial liabilities:
Deposits	754,106	761,632	677,448	664,324
Borrowings	367,938	385,903	202,466	209,366
Accrued interest payable	652	652	1,124	1,124

Derivative Financial Instruments:
Commitments to extend credit on loans to be
held for sale, including servicing released premiums	1,099	1,099	779	779
Forward loan sale agreements	306	306	(237)	(237)
Put option contracts	235	235	17	17


Notes to Consolidated Financial Statements

17.  Operating Segments (in Thousands):

The following tables illustrate the Corporation's operating segments for the years ended June 30, 2003, 2002 and 2001, respectively.

	Year Ended June 30, 2003
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income	$ 27,293	$ 3,095	$ 30,388
Non-interest income:
Loan servicing and other fees	(2,789)	4,634	1,845
(Loss) gain on sale of loans, net	(89)	19,289	19,200
Real estate operations, net	716	15	731
Deposit account fees	1,734	-	1,734
Net gain on sale of investment securities	694	-	694
Other	1,564	3	1,567
Total non-interest income	1,830	23,941	25,771

Non-interest expense:
Salaries and employee benefits	11,804	6,161	17,965
Premises and occupancy	1,897	583	2,480
Operating and administrative expenses	4,568	2,900	7,468
Total non-interest expenses	18,269	9,644	27,913
Income before income taxes	10,854	17,392	28,246
Provision for income taxes	4,112	7,245	11,357
Net income	$ 6,742	$ 10,147	$ 16,889
Total assets, end of period	$ 1,174,955	$ 86,551	$ 1,261,506


Notes to Consolidated Financial Statements

	Year Ended June 30, 2002
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income	$ 23,614	$ 2,341	$ 25,955
Non-interest income:
Loan servicing and other fees	(309)	2,487	2,178
Gain on sale of loans, net	18	10,121	10,139
Real estate operations, net	828	(135)	693
Deposit account fees	1,641	-	1,641
Gain on sale of investment securities	544	-	544
Other	1,199	48	1,247
Total non-interest income	3,921	12,521	16,442

Non-interest expense:
Salaries and employee benefits	12,707	4,144	16,851
Premises and occupancy	1,800	478	2,278
Operating and administrative expenses	5,023	2,654	7,677
Total non-interest expenses	19,530	7,276	26,806
Income before income taxes	8,005	7,586	15,591
Provision for income taxes	3,326	3,156	6,482
Net income	$ 4,679	$ 4,430	$ 9,109
Total assets, end of period	$ 937,313	$ 68,005	$ 1,005,318

	Year Ended June 30, 2001
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income	$ 25,082	$ 1,259	$ 26,341
Non-interest income:
Loan servicing and other fees	874	1,214	2,088
(Loss) gain on sale of loans, net	(51)	8,084	8,033
Real estate operations, net	865	5	870
Deposit account fees	1,330	-	1,330
Gain on sale of investment securities	248	-	248
Other	1,232	166	1,398
Total non-interest income	4,498	9,469	13,967

Non-interest expense:
Salaries and employee benefits	11,804	3,885	15,689
Premises and occupancy	1,341	538	1,879
Operating and administrative expenses	4,893	2,607	7,500
Total non-interest expenses	18,038	7,030	25,068
Income before income taxes	11,542	3,698	15,240
Provision for income taxes	4,812	1,542	6,354
Net income	$ 6,730	$ 2,156	$ 8,886
Total assets, end of period	$ 975,044	$ 142,182	$ 1,117,226


Notes to Consolidated Financial Statements

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Corporation's overall internal transfer pricing arrangements determined by management primarily consist of the followings:

1.	Borrowings for Provident Bank Mortgage ("PBM") are indexed monthly to the higher of the three-month FHLB advance rate, on the first day of the month plus 50 basis points or the Bank's cost of funds for the prior month.
2.	PBM receives servicing-released premiums for the loans transferred to the Bank's loans held for investment. The servicing-released premiums in the years ended June 30, 2003, 2002 and 2001 were $3.6 million, $1.6 million and $136, respectively.
3.	PBM receives a premium for the loans transferred to the Bank's loans held for investment. The gain on sale of loans in the years ended June 30, 2003, 2002 and 2001 were $365, $482 and $77, respectively.
4.	Loan servicing fees are charged to PBM by the Bank based on the number of loans held for sale multiplied by a fixed fee which is subject to management's review. The loan servicing fees in the years ended June 30, 2003, 2002 and 2001 were $125, $163 and $216, respectively.
5.	The Bank allocates 75% of the Quality Assurance Department costs to PBM based on loan production, subject to management's review. Quality assurance costs allocated to PBM in the years ended June 30, 2003, 2002 and 2001 was $202, $197 and $129, respectively.
6.	Office rents for PBM offices, which are located at the Bank offices, are internally charged based on the square footage used. Office rents allocated to PBM in the years ended June 30, 2003, 2002 and 2001 was $142, $93 and $93, respectively.
7.	A management fee, which is subject to regular review, is charged to PBM for services provided by the Bank. The management fee in the years ended June 30, 2003, 2002 and 2001 was $480, $360 and $240, respectively.

18.  Holding Company Condensed Financial Information (in Thousands):

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed balance sheet for Provident Financial Holdings, Inc. (Holding Company only) as of June 30, 2003 and 2002 and condensed statements of operations and cash flows for each of the three years in the period ended June 30, 2003, 2002 and 2001.

Condensed Balance Sheets

	June 30,
	2003	2002

Assets
Cash	$ 11,207	$ 257
Investment in subsidiary	92,010	99,062
Other assets	3,703	3,727
	$ 106,920	$ 103,046

Liabilities and Stockholders' Equity
Other liabilities	$ 42	$ 15
Stockholders' equity	106,878	103,031
	$ 106,920	$ 103,046


Notes to Consolidated Financial Statements

Condensed Statements of Operations

	Year Ended June 30,
	2003	2002	2001

Interest and other income	$ 356	$ 268	$ 319
General and administrative expenses	505	315	262
(Loss) income before equity in net earnings of the subsidiary	(149)	(47)	57
Equity in net earnings of the subsidiary	17,055	9,214	8,930
Income before income taxes	16,906	9,167	8,987
Income taxes	17	58	101
Net income	$ 16,889	$ 9,109	$ 8,886

Condensed Statements of Cash Flows

	Year Ended June 30,
	2003	2002	2001

Cash flows from operating activities:
Net income	$ 16,889	$ 9,109	$ 8,886
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
Equity in net earnings of the subsidiary	(17,055)	(9,214)	(8,930)
Tax benefit from nonqualified equity compensation	308	-	-
Net loss on sale of investment securities	-	-	5
Decrease (increase) in other assets	24	177	(192)
Increase (decrease) in other liabilities	27	(6)	(3)
Net cash provided by (used for) operating activities	193	66	(234)

Cash flow from investing activities:
Sale of investment securities available for sale	-	-	44
Cash dividend received from the Bank	26,400	4,800	-
Net cash provided by investing activities	26,400	4,800	44

Cash flow from financing activities:
Exercise of stock options	1,422	206	46
Treasury stock purchases	(16,031)	(5,133)	(2,417)
Cash dividend	(1,034)	(1)	-
Net cash used for financing activities	(15,643)	(4,928)	(2,371)
Net increase (decrease) in cash during the year	10,950	(62)	(2,561)
Cash and cash equivalents, beginning of year	257	319	2,880
Cash and cash equivalents, end of year	$ 11,207	$ 257	$ 319


Notes to Consolidated Financial Statements

19.  Quarterly Results of Operations (In Thousands, Except Share Information) (Unaudited):

 The following tables set forth the quarterly financial data, which was derived from the consolidated financial statements presented in Form 10-Qs, for the fiscal years ended June 30, 2003 and 2002.

	For Fiscal Year 2003
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2003	Quarter	Quarter	Quarter	Quarter

Interest income	$ 59,856	$ 15,061	$ 15,031	$ 15,153	$ 14,611
Interest expense	28,413	6,693	6,862	7,318	7,540
Net interest income	31,443	8,368	8,169	7,835	7,071

Provision for loan losses	1,055	85	205	565	200
Net interest income, after provision for
loan losses	30,388	8,283	7,964	7,270	6,871

Non-interest income	25,771	6,774	6,700	6,236	6,061
Non-interest expense	27,913	7,157	6,980	7,081	6,695
Income before income taxes	28,246	7,900	7,684	6,425	6,237

Provision for income taxes	11,357	3,182	3,096	2,536	2,543
Net income	$ 16,889	$ 4,718	$ 4,588	$ 3,889	$ 3,694

Basic earnings per share	$ 3.56	$ 1.02	$ 0.99	$ 0.82	$ 0.74
Diluted earnings per share	$ 3.30	$ 0.95	$ 0.92	$ 0.76	$ 0.69


Notes to Consolidated Financial Statements

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

20.  Subsequent Events:

 Cash Dividend
On August 1, 2003, the Corporation announced a cash dividend of $0.10 per share on the Corporation's outstanding shares of common stock for shareholders of record at the close of business on August 20, 2003, payable on September 12, 2003.

Stock Repurchase Program
On August 5, 2003, the Corporation announced its intention to repurchase up to 5% of its common stock, or approximately 246,046 shares.


EXHIBIT 10.10

Severance Agreement with Lilian Brunner


Agreement

        THIS AGREEMENT is made effective as of June 26, 1998 by and between PROVIDENT SAVINGS BANK, F.S.B. (the "Bank"); PROVIDENT FINANCIAL HOLDINGS, INC. ("Company"); and Lilian Brunner (the "Executive").

        WHEREAS, the Bank recognizes the substantial contribution Executive has made to the Bank and wishes to protect his position therewith for a period provided in this Agreement; and

        WHEREAS, Executive serves in the position of Senior Vice President, a position of substantial responsibility.

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


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


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

        (b)    If the Executive is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the Bank's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may, in its discretion (i) pay the Executive all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

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


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


14.    Signature

        IN WITNESS WHEREOF, the Bank and the Company have caused this Agreement to be executed by a duly authorized officer, and Executive has signed this Agreement, on the day and date first written above.

ATTEST:                                                                                   PROVIDENT SAVINGS BANK, F.S.B.

                                                                                                    /s/ Craig G. Blunden
                                                                                                    Craig G. Blunden

ATTEST:                                                                                   PROVIDENT FINANCIAL HOLDINGS, INC.

                                                                                                    /s/ Craig G. Blunden
                                                                                                    Craig G. Blunden

WITNESS:

                                                                                                    /s/ Lilian Brunner
                                                                                                    Lilian Brunner
                                                                                                    Executive


EXHIBIT 10.11

Severance Agreement with Thomas "Lee" Fenn


Agreement

        THIS AGREEMENT is made effective as of July 31, 2003 by and between PROVIDENT SAVINGS BANK, F.S.B. (the "Bank"); PROVIDENT FINANCIAL HOLDINGS, INC. ("Company"); and Thomas Lee Fenn (the "Executive").

        WHEREAS, the Bank recognizes the substantial contribution Executive has made to the Bank and wishes to protect his position therewith for a period provided in this Agreement; and

        WHEREAS, Executive serves in the position of Senior Vice President, Chief Lending Officer, a position of substantial responsibility.

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


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


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


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


14.        Signature

        IN WITNESS WHEREOF, the Bank and the Company have caused this Agreement to be executed by a duly authorized officer, and Executive has signed this Agreement, on the day and date first written above.

ATTEST:                                                                                   PROVIDENT SAVINGS BANK, F.S.B.

                                                                                                    /s/ Craig G. Blunden
                                                                                                    Craig G. Blunden

ATTEST:                                                                                   PROVIDENT FINANCIAL HOLDINGS, INC.

                                                                                                    /s/ Donavon P. Ternes
                                                                                                    Donavon P. Ternes

WITNESS:

                                                                                                    /s/ Thomas Lee Fenn
                                                                                                    Thomas Lee Fenn
                                                                                                    Executive


EXHIBIT 21.1

Subsidiaries of the Registrant


Parent Company:
Provident Financial Holdings, Inc.

Subsidiaries:	Percentage of ownership	Jurisdiction or State of Incorporation
Provident Savings Bank, F.S.B.	100%	United States of America
Provident Financial Corp (1)	100%	California
Profed Mortgage, Inc. (1) (2)	100%	California
First Service Corporation (1) (2)	100%	California
_____________________________
(1) This corporation is wholly owned subsidiary of Provident Savings Bank, F.S.B.
(2) Currently inactive.


EXHIBIT 23.1

Independent Auditors' Consent


INDEPENDENT AUDITORS' CONSENT

        We consent to the incorporation by reference in Registration Statement No. 333-30935 of Provident Financial Holdings, Inc. on Form S-8 of our report dated August 14, 2003, appearing in this Annual Report on Form 10-K of Provident Financial Holdings, Inc. for the year ended June 30, 2003.

/s/ Deloitte & Touche LLP
Costa Mesa, California
September 25, 2003


EXHIBIT 31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


Certification

I, Craig G. Blunden, certify that:

1.	I have reviewed this annual report on Form 10-K of Provident Financial Holdings, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 24, 2003                                                                /s/ Craig G. Blunden
                                                                                                            Craig G. Blunden
                                                                                                            Chairman, President and Chief Executive Officer


EXHIBIT 31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


Certification

I, Donavon P. Ternes, certify that:

1.	I have reviewed this annual report on Form 10-K of Provident Financial Holdings, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 24, 2003                                                                /s/ Donavon P. Ternes
                                                                                                            Donavon P. Ternes
                                                                                                            Chief Financial Officer


EXHIBIT 32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002


CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K of Provident Financial Holdings, Inc. ("the Company") for the period ending June 30, 2003 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 24, 2003                                                                /s/ Craig G. Blunden
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

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K of Provident Financial Holdings, Inc. ("the Company") for the period ending June 30, 2003 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 24, 2003                                                                /s/ Donavon P. Ternes
                                                                                                            Donavon P. Ternes
                                                                                                            Chief Financial Officer
