Form 10-Q
period 2003-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2003-11-10
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common stock, $ 0.01 par value	As of October 31, 2003 4,771,213 shares*

* Includes 304,335 shares held by the employee stock ownership plan ("ESOP") that have not been released, committed to be released, or allocated to participant accounts; and 29,451 shares held by the management recognition plan ("MRP") which have been committed to be released and allocated to participant accounts.


PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Consolidated Financial Statements of
	Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition
	as of September 30, 2003 and June 30, 2003	1
	Consolidated Statements of Operations
	for the quarters ended September 30, 2003 and 2002	2
	Consolidated Statements of Changes in Stockholders' Equity
	for the quarters ended September 30, 2003 and 2002	3
	Consolidated Statements of Cash Flows
	for the quarters ended September 30, 2003 and 2002	4
	Selected Notes to Unaudited Interim Consolidated Financial Statements	5

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	10
	Critical Accounting Policies	11
	Comparison of Financial Condition at September 30, 2003 and June 30, 2003	12
	Comparison of Operating Results
	for the quarters ended September 30, 2003 and 2002	13
	Asset Quality	18
	Loan Volume Activities	20
	Liquidity and Capital Resources	20
	Commitments and Derivative Financial Instruments	22
	Stockholders' Equity	23
	Stock Option Plan and Management Recognition Plan	23
	Supplemental Information	24

ITEM 3 -	Quantitative and Qualitative Disclosure about Market Risk	24

ITEM 4 -	Controls and Procedures	25

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	26
ITEM 2 -	Changes in Securities	26
ITEM 3 -	Defaults upon Senior Securities	26
ITEM 4 -	Submission of Matters to Vote of Shareholders	26
ITEM 5 -	Other Information	26
ITEM 6 -	Exhibits and Reports on Form 8-K	26

SIGNATURES		27


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Financial Condition
(Unaudited)
Dollars In Thousands
	September 30,	June 30,
	2003	2003
Assets
Cash	$ 25,834	$ 48,851
Investment securities - held to maturity, at amortized cost
(fair value $53,606 and $77,210, respectively)	53,536	76,838
Investment securities - available for sale at fair value	182,592	220,273
Loans held for investment, net of allowance for loan losses of
$7,213 and $7,218, respectively	787,996	744,219
Loans held for sale, at lower of cost or market	5,698	4,247
Receivable from sale of loans	55,332	114,902
Accrued interest receivable	4,608	4,934
Real estate held for investment, net	10,513	10,643
Other real estate owned, net	-	523
Federal Home Loan Bank stock	21,227	20,974
Premises and equipment, net	8,107	8,045
Prepaid expenses and other assets	6,652	7,057

Total assets	$ 1,162,095	$ 1,261,506

Liabilities and Stockholders' Equity
Liabilities:
Non interest-bearing deposits	$ 46,690	$ 43,840
Interest-bearing deposits	744,251	710,266
Total deposits	790,941	754,106

Borrowings	243,931	367,938
Accounts payable, accrued interest and other liabilities	24,785	32,584
Total liabilities	1,059,657	1,154,628

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued and outstanding
	-	-
Common stock, $.01 par value; authorized 15,000,000 shares; issued 7,879,615 and 7,846,665 shares, respectively; outstanding 4,771,535 and 4,986,519 shares, respectively

	79	78
Additional paid-in capital	55,625	54,731
Retained earnings	101,761	98,660
Treasury stock at cost (3,108,080 and 2,860,146 shares, respectively)
	(53,294)	(45,801)
Unearned stock compensation	(2,315)	(2,450)
Accumulated other comprehensive income, net of tax	582	1,660

Total stockholders' equity	102,438	106,878

Total liabilities and stockholders' equity	$ 1,162,095	$ 1,261,506

The accompanying notes are an integral part of these financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Consolidated Statements of Operations (Unaudited) In Thousands, Except Earnings Per Share
	Three Months Ended September 30,

	2003	2002
Interest income:
Loans receivable, net	$ 12,840	$ 11,734
Investment securities	1,787	2,679
Federal Home Loan Bank stock	230	192
Interest-earning deposits	4	6
Total interest income	14,861	14,611

Interest expense:
Checking and money market deposits	365	436
Savings deposits	1,241	931
Time deposits	1,830	3,156
Borrowings	3,042	3,017
Total interest expense	6,478	7,540

Net interest income	8,383	7,071
Provision for loan losses	-	200
Net interest income after provision for loan losses	8,383	6,871

Non-interest income:
Loan servicing and other fees	523	489
Gain on sale of loans, net	3,154	4,110
Real estate operations, net	190	208
Deposit account fees	480	443
Gain on sale of investment securities	-	266
Other	379	545
Total non-interest income	4,726	6,061

Non-interest expense:
Salaries and employee benefits	4,581	4,277
Premises and occupancy	655	617
Equipment	395	490
Professional expenses	158	167
Sales and marketing expenses	230	232
Other	946	912
Total non-interest expense	6,965	6,695

Income before taxes	6,144	6,237
Provision for income taxes	2,563	2,543
Net income	$ 3,581	$ 3,694

Basic earnings per share	$ 0.79	$ 0.74
Diluted earnings per share	$ 0.74	$ 0.69
Cash dividends per share	$ 0.10	$ 0.05

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars In Thousands, Except Shares
For the Quarters Ended September 30, 2003 and 2002

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income, net of tax	Total
Balance at June 30, 2003	4,986,519	$ 78	$ 54,731	$ 98,660	$ (45,801)	$ (2,450)	$ 1,660	$ 106,878

Comprehensive income:
Net income				3,581				3,581
Unrealized holding loss on securities available for sale, net of tax							(1,078)	(1,078)
Total comprehensive income								2,503

Purchase of treasury stock	(247,934)				(7,493)			(7,493)
Exercise of stock options	32,950	1	444					445
Amortization for MRP						34		34
Tax benefit from non-qualified
equity compensation			211					211
Allocations of contribution to ESOP			239			68		307
Prepayment of ESOP loan						33		33
Cash dividends				(480)				(480)

Balance at September 30, 2003	4,771,535	$ 79	$ 55,625	$ 101,761	$ (53,294)	$ (2,315)	$ 582	$ 102,438

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income, net of tax	Total
Balance at June 30, 2002	5,463,199	$ 77	$ 52,178	$ 82,805	$ (30,027)	$ (2,866)	$ 864	$ 103,031

Comprehensive income:
Net income				3,694				3,694
Unrealized holding gain on securities available for sale, net of tax							213	213
Total comprehensive income								3,907

Purchase of treasury stock	(254,700)				(6,046)			(6,046)
Amortization and grants for MRP	12,558				257	(81)		176
Allocations of contribution to ESOP			174			86		260
Cash dividends				(273)				(273)

Balance at September 30, 2002	5,221,057	$ 77	$ 52,352	$ 86,226	$ (35,816)	$ (2,861)	$ 1,077	$ 101,055

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
In Thousands

	Three Months Ended September 30,

	2003	2002
Cash flows from operating activities:
Net income	$ 3,581	$ 3,694
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,395	1,052
Provision for loan losses	-	200
Gain on sale of loans	(3,154)	(4,110)
Gain on sale on investment securities	-	(266)
(Decrease) increase in accounts payable and other liabilities	(6,838)	3,862
Decrease (increase) in prepaid expense and other assets	731	(3,080)
Loans originated for sale	(342,660)	(255,951)
Proceeds from sale of loans	403,933	240,742
Stock based compensation	374	436
Net cash provided by (used for) operating activities	57,362	(13,421)

Cash flows from investing activities:
Net increase in loans held for investment	(43,578)	(34,176)
Maturity and call of investment securities held to maturity	32,200	70,904
Maturity and call of investment securities available for sale	17,025	16,500
Principal payments from mortgage backed securities	36,590	7,663
Purchase of investment securities held to maturity	(9,000)	(82,337)
Purchase of investment securities available for sale	(18,825)	(54,859)
Proceeds from sales of investment securities available for sale	-	10,237
Purchase of Federal Home Loan Bank stock	(253)	(123)
Net sales of other real estate owned	513	288
Purchases of premises and equipment	(351)	(299)
Net cash provided by (used for) investing activities	14,321	(66,202)

Cash flows from financing activities:
Net increase in deposits	36,835	30,912
(Repayment of) proceeds from Federal Home Loan Bank advances, net	(124,007)	59,993
Exercise of stock options	445	-
Cash dividends	(480)	(273)
Treasury stock purchases	(7,493)	(6,046)
Net cash (used for) provided by financing activities	(94,700)	84,586
Net (decrease) increase in cash and cash equivalents	(23,017)	4,963
Cash and cash equivalents at beginning of period	48,851	27,700
Cash and cash equivalents at end of period	$ 25,834	$ 32,663

Supplemental information:
Cash paid for interest	$ 6,257	$ 7,885
Cash paid for income taxes	1,550	860
Real estate acquired in settlement of loans	-	649

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

Note 1: Basis of Presentation

The unaudited interim consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The balance sheet data at June 30, 2003 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. (the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2003 (SEC File No. 000-28304) of the Corporation. Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation. The results of operations for the interim periods are not indicative of results for the full year.

Note 2: Earnings Per Share and Stock-Based Compensation

Earnings Per Share:

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2003 and 2002, respectively.
	For the Quarter Ended September 30,

	2003	2002
Numerator:
Net income - numerator for basic earnings per share and diluted earnings per share- income available to common stockholders	$ 3,580,958	$ 3,694,324

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	4,524,809	4,968,484

Effect of dilutive securities:
Stock option dilution	306,625	323,343
Stock award dilution	11,712	50,762

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	4,843,146	5,342,589

Basic earnings per share	$ 0.79	$ 0.74
Diluted earnings per share	$ 0.74	$ 0.69


Stock-Based Compensation:

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Corporation has been accounting for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Corporation's stock at the date of grant over grant price.

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
For the Quarter
Ended September 30,
	2003	2002
Net income, as reported	$ 3,581	$ 3,694
Deduct:
Total stock-based compensation expense, net of tax	(41)	(42)
Pro forma net income	$ 3,540	$ 3,652

Earnings per share:
Basic - as reported	$ 0.79	$ 0.74
Basic - pro forma	$ 0.75	$ 0.74

Diluted - as reported	$ 0.74	$ 0.69
Diluted - pro forma	$ 0.69	$ 0.68


Note 3: Operating Segment Reports

The Corporation operates in two business segments: community banking (Provident Savings Bank, F.S.B. ("Bank")) and mortgage banking (Provident Bank Mortgage ("PBM")), a division of the Bank. The following tables set forth condensed income statements and total assets for the Corporation's operating segments for the quarters ended September 30, 2003 and 2002, respectively (in thousands).
	For the Quarter Ended September 30, 2003
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income	$ 7,606	$ 777	$ 8,383

Non-interest income:
Loan servicing and other fees (1)	(1,182)	1,705	523
(Loss) gain on sale of loans, net	31	3,123	3,154
Real estate operations, net	117	73	190
Deposit account fees	480	-	480
Other	367	12	379
Total non-interest income	(187)	4,913	4,726

Non-interest expense:
Salaries and employee benefits	3,037	1,544	4,581
Premises and occupancy	496	159	655
Operating and administrative expenses	969	760	1,729
Total non-interest expense	4,502	2,463	6,965
Income before taxes	$ 2,917	$ 3,227	$ 6,144
Total assets, end of period	$ 1,101,428	$ 60,667	$ 1,162,095

(1)	Includes an inter-company charge of $1.36 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Quarter Ended September 30, 2002
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income	$ 6,260	$ 611	$ 6,871

Non-interest income:
Loan servicing and other fees	(608)	1,097	489
Gain on sale of loans, net	17	4,093	4,110
Real estate operations, net	193	15	208
Deposit account fees	443	-	443
Gain on sale of investment securities	266	-	266
Other	545	-	545
Total non-interest income	856	5,205	6,061

Non-interest expense:
Salaries and employee benefits	2,855	1,422	4,277
Premises and occupancy	480	137	617
Operating and administrative expenses	1,136	665	1,801
Total non-interest expense	4,471	2,224	6,695
Income before taxes	$ 2,645	$ 3,592	$ 6,237
Total assets, end of period	$ 1,018,750	$ 79,507	$ 1,098,257
(1)	Includes an inter-company charge of $920,000 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

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
	September 30,	June 30,
Commitments	2003	2003
(In Thousands)

Undisbursed loan funds - Construction loans	$ 71,647	$ 67,868
Undisbursed lines of credit - Commercial business loans	10,142	8,527
Undisbursed lines of credit - Consumer loans	8,411	9,020
Commitments to extend credit on loans held for investment	46,451	35,820
Total	$ 136,651	$ 121,235

In accordance with SFAS No. 133 and interpretations of the Financial Accounting Standards Board's Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or (other liabilities). The Corporation is not applying hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarters ended September 30, 2003 and 2002 was a loss of $428,000 and a gain of $286,000, respectively.

	September 30, 2003		June 30, 2003		September 30, 2002
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale,
including servicing released
premiums (1) (2)	$ 44,404	$ 817	$ 121,422	$ 1,099	$ 82,608	$ 1,484
Forward loan sale agreements	41,658	(503)	109,734	306	80,565	(524)
Put option contracts	15,000	65	45,000	235	17,000	47
Total	$ 101,062	$ 379	$ 276,156	$ 1,640	$ 180,173	$ 1,007

(1)	Net of an estimated 32.2% of commitments at September 30, 2003, 29.5% of commitments at June 30, 2003 and 34.3% of commitments at September 30, 2002, which may not fund.
(2)	The fair value of servicing released premiums at September 30, 2003, June 30, 2003 and September 30, 2002 were $672,000, $1.81 million and $1.16 million, respectively.


Note 5: Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation's contractual obligations at September 30, 2003 and the effect such obligations are expected to have on the Corporation's liquidity and cash flows in future periods (in thousands):
	Payments Due by Period
	Less than	Over 1 to	Over 3 to	Over
	1 year	3 years	5 years	5 years	Total
Operating lease obligations	$ 580	$ 689	$ 415	$ 432	$ 2,116
Time deposits	176,759	53,829	42,836	-	273,424
FHLB borrowings	33,031	52,000	72,000	86,900	243,931
Total	$ 210,370	$ 106,518	$ 115,251	$ 87,332	$ 519,471

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, forward loan sale agreements to third parties and commitments to purchase investment securities. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated balance sheet. The Corporation's exposure to credit loss, in the event of non-performance by the other party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments. As of September 30, 2003 and June 30, 2003, these commitments were $90.9 million and $157.2 million, respectively.

Note 6: Recent Accounting Pronouncements

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

FIN No. 46:
In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The Corporation adopted the provisions of FIN No. 46 for interim periods beginning after December 31, 2002, and the provisions have not had a material effect on its results of operations or financial position or cash flows.

Note 7: Subsequent Events

Cash Dividends. On October 23, 2003, the Board of Directors of the Bank declared a $2.0 million cash dividend to the Corporation, which was paid on October 29, 2003. On October 24, 2003, the Corporation announced a cash dividend of $0.10 per share on the Corporation's outstanding shares of common stock for shareholders of record at the close of business on November 4, 2003, payable on December 5, 2003.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At September 30, 2003, the Corporation had total assets of $1.2 billion, total deposits of $790.9 million and total stockholders' equity of $102.4 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank's business consists of community banking activities and mortgage banking activities. Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank's full service offices and investing these funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans. In addition, the Bank also offers business checking accounts, other


business banking services and is a servicer of loans for others. Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences. The Bank's revenues are derived principally from interest on its loan and investment portfolios and fees generated through its community banking and mortgage banking activities. There are various risks inherent in the Bank's business including, among others, interest rate changes and the prepayment of loans and investments.

The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation's earnings per share. The Corporation considers the repurchase of its common stock if the market value of the stock is lower than its book value and/or the Corporation believes that the current stock price is under valued when compared to its current and future income projections. Consideration is also given to the Corporation's liquidity, regulatory capital requirements and future capital needs based on the Corporation's current business plan. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is normally one year. Once the stock repurchase program is authorized, Management may repurchase the Corporation's common stock from time to time in the open market, depending upon market conditions and the factors described above. On August 5, 2003, the Corporation announced that its Board of Directors authorized the repurchase of up to 5 percent of its common stock, or approximately 246,046 shares, over a one-year period.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 2002. On August 1, 2003, the Corporation announced a quarterly cash dividend of $0.10 per share for the Corporation's shareholders of record at the close of the business day on August 20, 2003, which was paid on September 12, 2003. Subsequently, a quarterly cash dividend was also approved by the Corporation's Board of Directors as described in Note 7 - "Subsequent Events" on page 10. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

Critical Accounting Policies

The discussion and analysis of the Corporation's financial condition and results of operations are based upon the Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for the allowance for loan losses involves significant judgments and assumptions by Management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) SFAS No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogeneous loans, (ii) a specific allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred


in the future. This history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these values is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see the "Provision for Loan Losses" narrative on page 16.

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

Comparison of Financial Condition at September 30, 2003 and June 30, 2003

Total assets decreased $99.4 million to $1.2 billion at September 30, 2003 from $1.3 billion at June 30, 2003. This decrease was primarily a result of decreases in investment securities and receivable from sale of loans, which were partially offset by an increase in loans held for investment.

Total investment securities decreased $61.0 million, or 21 percent, to $236.1 million at September 30, 2003 from $297.1 million at June 30, 2003. For the first three months of fiscal 2004, $49.2 million of investment securities were called by the issuers, $36.3 million of reductions were the result of mortgage-backed securities principal paydowns, while $27.8 million of investment securities were purchased. The high volume of called securities was primarily the result of a high volume of callable bonds purchased with coupon rates higher than market interest rates with short call dates during a period. The securities called were government agency callable bonds and were primarily issued by the FHLB, the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

Total loans held for investment increased $43.8 million, or 6 percent, to $788.0 million at September 30, 2003 from $744.2 million at June 30, 2003. Despite a large number of loan prepayments during the first three months of fiscal 2004 ($119.0 million), the Bank originated $167.1 million of loans held for investment, of which $39.8 million, or 24 percent, were "preferred" loans (multi-family, commercial real estate, construction and commercial business loans). In addition, the Bank purchased $9.5 million of "preferred" loans during the period. The market area of the collateral that secures the purchased loans is primarily in Southern California. The balance of "preferred" loans decreased slightly to $211.5 million, or 27 percent of loans held for investment at September 30, 2003, as compared to $212.8 million, or 29 percent of the loans held for investment, at June 30, 2003. Purchased loans serviced by others at September 30, 2003 were $48.3 million or 6 percent of the loans held for investment, compared to $45.2 million, or 6 percent of the loans held for investment at June 30, 2003.

Total loans held for sale increased $1.5 million, or 36 percent, to $5.7 million at September 30, 2003 from $4.2 million at June 30, 2003, while the receivable from the sale of loans decreased $59.6 million, or 52 percent, to $55.3 million at September 30, 2003 from $114.9 million at June 30, 2003. The increase in loans held for sale and the decrease in the receivable from the sale of loans were the result of the timing differences between loan funding, loan sale and loan sale settlement dates.

Total deposits increased $36.8 million, or 5 percent, to $790.9 million at September 30, 2003 from $754.1 million at June 30, 2003. This increase was primarily attributable to an increase of $54.2 million in transaction accounts and a decrease of $17.4 million in time deposits. The Corporation continued to focus on increasing transaction accounts and fee generating products and services by building client relationships.

Borrowings, which consist entirely of FHLB advances, decreased $124.0 million, or 34 percent, to $243.9 million at September 30, 2003 from $367.9 million at June 30, 2003. The average maturity of the Corporation's existing FHLB advances was approximately 53 months (35 months, based on put dates) at


September 30, 2003 as compared to the average maturity of 36 months (24 months, based on put dates) at June 30, 2003.

Total stockholders' equity decreased $4.5 million, or 4 percent, to $102.4 million at September 30, 2003, from $106.9 million at June 30, 2003 primarily as a result of the stock repurchases and the impact of stock based compensation accruals, partly offset by the net income during the first three months of fiscal 2004. A total of 247,934 shares, at an average price of $30.23 per share, were repurchased during the first three months of fiscal 2004. As of September 30, 2003, 62% of the existing authorized shares were repurchased; leaving approximately 94,446 shares available for future repurchases.

Comparison of Operating Results for the Quarter Ended September 30, 2003 and 2002

The Corporation's net income for the first quarter ended September 30, 2003 was $3.6 million, a decrease of $113,000, or 3 percent, from $3.7 million during the same quarter of fiscal 2003. This decrease was primarily attributable to decreases in the gain on sale of loans, the gain on sale of investment securities and other income, along with increases in compensation expenses related to higher loan origination volumes.

The Corporation's net interest income before loan loss provisions increased by $1.3 million, or 18 percent to $8.4 million for the quarter ended September 30, 2003 from $7.1 million during the comparable period of fiscal 2003. This increase was the result of higher average earning assets, which were partially offset by a lower net interest margin. The net interest margin decreased to 2.88 percent in the first quarter of fiscal 2004, down 6 basis points from 2.94 percent during the same period of fiscal 2003. The decrease in the net interest margin during the first quarter of fiscal 2004 was primarily a result of loan prepayments during the preceding 12-month period.

The Corporation's efficiency ratio increased to 53 percent in the first quarter of fiscal 2004 from 51 percent in the same period of fiscal 2003. Return on average assets for the quarter ended September 30, 2003 decreased 28 basis points to 1.18 percent from 1.46 percent in the same period last year. Return on average equity for the quarter ended September 30, 2003 decreased 41 basis points to 13.84 percent from 14.25 percent in the same period last year.

Diluted earnings per share for the quarter ended September 30, 2003 were $0.74, an increase of 7 percent from $0.69 for the quarter ended September 30, 2002. The increase in diluted earnings per share was primarily the result of the shares purchased in connection with the Corporation's stock repurchase programs during the preceding 12 months.

Interest Income. Total interest income increased by $250,000, or 2 percent, to $14.9 million for the first quarter of fiscal 2004 from $14.6 million during the same quarter of fiscal 2003. This increase was primarily the result of higher average earning assets, partly offset by a lower average earning asset yield. Average earning assets during the first quarter of fiscal 2004 were $1.16 billion, an increase of $200.3 million or 21 percent, from $962.1 million during the same period of fiscal 2003. The average yield on earning assets during the first quarter of fiscal 2004 was 5.11 percent, 96 basis points lower than the average yield of 6.07 percent during the same period of fiscal 2003.

Loan interest income increased $1.1 million, or 9 percent, to $12.8 million in the quarter ended September 30, 2003 as compared to $11.7 million for the same quarter of fiscal 2003. This increase was attributable to a higher average loan balance, partially offset by a lower average loan yield. The average balance of loans outstanding, including the loans held for sale, increased $200.2 million, or 30 percent, to $872.9 million during the first quarter of fiscal 2004 from $672.7 million during the same quarter of fiscal 2003. The average loan yield during the first quarter of fiscal 2004 decreased to 5.88 percent from 6.98 percent during the same quarter last year. The decline in the average loan yield was primarily attributable to the prepayment of higher yielding loans, adjustable portfolio loans adjusting to lower interest rates and new mortgage loans originated with lower interest rates.

Interest income from investment securities decreased $892,000, or 33 percent, to $1.8 million during the quarter ended September 30, 2003 from $2.7 million during the same quarter of fiscal 2003. This decrease was primarily a result of decreases in average yield and average balance. The average yield on the investment securities portfolio decreased 121 basis points to 2.68 percent during the quarter ended


September 30, 2003 from 3.89 percent during the quarter ended September 30, 2002. The average balance of investment securities decreased $8.2 million, or 3 percent, to $267.2 million in the first quarter of fiscal 2004 from $275.4 million in the same quarter of fiscal 2003. The decrease in the average yield of investment securities was primarily as a result of the higher yielding investment securities which were called during the preceding 12-month period and replaced with short-term and lower yielding investments.

FHLB stock dividends increased by $38,000, or 20 percent, to $230,000 in the first quarter of fiscal 2004 from $192,000 in the same period of fiscal 2003. This increase was attributable to a higher average balance, partially offset by a lower average yield. The average balance of FHLB stock increased $8.7 million to $21.1 million during the first quarter of fiscal 2004 from $12.4 million during the same period of fiscal 2003. The average yield on FHLB stock decreased 182 basis points to 4.36 percent during the first quarter of fiscal 2004 from 6.18 percent during the same period last year. The decrease in the average yield was primarily a result of lower dividends paid by the FHLB.

Interest Expense. Total interest expense for the quarter ended September 30, 2003 was $6.5 million as compared to $7.5 million for the same period of fiscal 2003, a decrease of $1.0 million, or 13 percent. This decrease was primarily attributable to a decrease in the average cost, partially offset by a higher average balance. The average cost of liabilities was 2.37 percent during the quarter ended September 30, 2003, down 101 basis points from 3.38 percent during the same period of fiscal 2003. The average balance of interest-bearing liabilities increased $201.5 million, or 23 percent, to $1.09 billion during the first quarter of fiscal 2004 from $884.7 million during the same period of fiscal 2003.

Interest expense on deposits for the quarter ended September 30, 2003 was $3.4 million as compared to $4.5 million for the same period of fiscal 2003, a decrease of $1.1 million, or 24 percent. The decrease in interest expense on deposits was primarily attributable to a lower average cost, partially offset by a higher average balance. The average cost of deposits decreased to 1.76 percent during the quarter ended September 30, 2003 from 2.62 percent during the same quarter of fiscal 2003, a decline of 86 basis points. The decline in the average cost of deposits was attributable to the general decline in interest rates and the change in the composition of the deposits. The average balance of transaction accounts increased to 64 percent of total deposits in the first quarter of fiscal 2004, compared to 51 percent of the total deposits in the same period of fiscal 2003. Average outstanding deposits increased $87.3 million, or 13 percent, to $772.4 million during the quarter ended September 30, 2003 from $685.1 million during the same period of fiscal 2003.

Interest expense on borrowings for the quarter ended September 30, 2003 remained unchanged at $3.0 million as compared to the same period of fiscal 2003. A higher average balance offset a decrease in the average cost of the borrowings. The average cost of borrowings decreased to 3.85 percent for the quarter ended September 30, 2003 from 6.00 percent in the same quarter of fiscal 2003, a decline of 215 basis points. The decline in the average cost of borrowings was primarily attributable to maturing higher cost borrowings replaced with new borrowings at lower costs. Also, the Bank had an increase in the utilization of overnight borrowings at lower costs. The average balance of borrowings was $313.8 million during the quarter ended September 30, 2003 as compared to $199.6 million for the same quarter of fiscal 2003, an increase of $114.2 million, or 57 percent.


The following tables depict the average balance sheets for the quarters ended September 30, 2003 and 2002, respectively:

Average Balance Sheets
(Dollars in Thousands)

	Quarter Ended			Quarter Ended
	September 30, 2003			September 30, 2002
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1) (2)	$ 872,944	$ 12,840	5.88%	$ 672,666	$ 11,734	6.98%
Investment securities	267,192	1,787	2.68%	275,430	2,679	3.89%
FHLB stock	21,079	230	4.36%	12,425	192	6.18%
Interest-earning deposits	1,144	4	1.40%	1,532	6	1.57%

Total interest-earning assets	1,162,359	14,861	5.11%	962,053	14,611	6.07%

Non interest-earning assets	46,626			47,806

Total assets	$ 1,208,985			$ 1,009,859

Interest-bearing liabilities:
Checking and money market accounts (3)	$ 194,437	365	0.74%	179,885	436	0.96%
Savings accounts	296,578	1,241	1.66%	172,202	931	2.14%
Time deposits	281,390	1,830	2.58%	333,005	3,156	3.76%

Total deposits	772,405	3,436	1.76%	685,092	4,523	2.62%

Borrowings (4)	313,797	3,042	3.85%	199,646	3,017	6.00%

Total interest-bearing liabilities	1,086,202	6,478	2.37%	884,738	7,540	3.38%

Non interest-bearing liabilities	19,254			21,450

Total liabilities	1,105,456			906,188

Stockholders' equity	103,529			103,671
Total liabilities and stockholders' equity	$ 1,208,985			$ 1,009,859

Net interest income		$ 8,383			$ 7,071

Interest rate spread (5)			2.74%			2.69%
Net interest margin (6)			2.88%			2.94%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.01			108.74%
Return on average assets			1.18%			1.46%
Return on average equity			13.84%			14.25%

(1)	Includes loans held for sale and non-accrual loans.
(2)	Includes net deferred loan fees (costs) amortization of $199,000 and $86,000 for the first quarter ended September 30, 2003 and 2002, respectively.
(3)	Includes average balance of non-interest bearing checking accounts of $45.5 million and $32.3 million during the first quarter ended September 30, 2003 and 2002, respectively.
(4)	Includes interest prepayment penalty of $298,000 in the quarter ended September 30, 2002.
(5)	Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(6)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


The following tables provide the rate/volume variances for the quarters ended September 30, 2003 and 2002, respectively:

Rate/Volume Variance

(In Thousands)

	Quarter Ended September 30, 2003 Compared
	to Quarter Ended September 30, 2002
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest income:
Loans receivable (1)	$ (1,838)	$ 3,495	$ (551)	$ 1,106
Investment securities	(837)	(80)	25	(892)
FHLB stock	(57)	134	(39)	38
Interest-bearing deposits	-	(2)	-	(2)
Total net change in income
On interest-earning assets	(2,732)	3,547	(565)	250

Interest-bearing liabilities:
Checking and money market accounts	(98)	35	(8)	(71)
Savings accounts	(211)	671	(150)	310
Time deposits	(991)	(489)	154	(1,326)
Borrowings	(1,082)	1,726	(619)	25
Total net change in expense on Interest-bearing liabilities
	(2,382)	1,943	(623)	(1,062)
Net change in net interest Income (loss)
	$ (350)	$ 1,604	$ 58	$ 1,312

(1)	Includes loans held for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

Provision for Loan Losses. No loan loss provision was recorded during the first quarter of fiscal 2004, as compared to $200,000 during the same period of fiscal 2003. At September 30, 2003, the allowance for loan losses remained unchanged at $7.2 million as compared to the allowance for loan losses at June 30, 2003. The allowance for loan losses as a percentage of gross loans held for investment was 0.91 percent at September 30, 2003 as compared to 1.07 percent at June 30, 2003.

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon Management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans. Provisions for losses are charged against operations on a monthly basis as necessary to maintain the allowance at appropriate levels. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the portfolio. Although Management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Corporation's loan portfolio, will not request the Corporation to significantly increase its allowance for loan losses. Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected due to economic, operating, regulatory, and other conditions beyond the control of the Corporation.


The following table is provided to disclose additional details on the Corporation's allowance for loan losses and asset quality:

	Three Months Ended
	September 30,
(Dollars in thousands)	2003	2002

Allowance at beginning of period	$ 7,218	$ 6,579
Provision for loan losses	-	200
Recoveries:
Consumer loans	-	20

Total recoveries	-	20

Charge-offs:
Consumer loans	(5)	(5)

Total charge-offs	(5)	(5)

Net charge-offs	(5)	15
Balance at end of period	$ 7,213	$ 6,794

Allowance for loan losses as a percentage of gross loans held for investment
	0.91%	1.07%

Net recoveries as a percentage of average loans outstanding during the period
	-	(0.01)%

Allowance for loan losses as a percentage of non-performing loans at the end of the period	509.75%	766.82%

Non-Interest Income. Total non-interest income decreased $1.4 million, or 23 percent, to $4.7 million during the quarter ended September 30, 2003 from $6.1 million during the same period of fiscal 2003. The decrease in non-interest income was primarily attributable to decreases in the gain on sale of loans, the gain on sale of investment securities and other income.

The gain on sale of loans decreased $956,000, or 23 percent, to $3.2 million for the quarter ended September 30, 2003 from $4.1 million during the same quarter of fiscal 2003. This decrease was primarily the result of a lower average loan sale margin and an unfavorable SFAS No. 133 adjustment, partially offset by a higher volume of loans originated for sale. The average loan sale margin for PBM during the first quarter of fiscal 2004 was 1.14 percent as compared to 1.43 percent during the same period of fiscal 2003. The lower loan sale margin was primarily attributable to an increase in interest rate volatility during the first quarter of fiscal 2004, which resulted in higher hedging costs and a less favorable product mix as a result of the high demand for conforming fixed-rate loans. The gain on sale of loans includes an unfavorable adjustment of $428,000 on derivative financial instruments (SFAS No. 133) in the first quarter of fiscal 2004 as compared to a favorable adjustment of $286,000 in the same quarter of fiscal 2003. Total loans originated for sale during the first quarter of fiscal 2004 increased $86.7 million, or 34 percent, to $342.7 million as compared to $256.0 million in the same period of fiscal 2003.

The average profit margin for PBM in the first quarter of fiscal 2004 and 2003 was 79 basis points and 97 basis points, respectively. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit. The decrease of the profit margin was primarily due to the decline in the gain in sale of loans resulting from the lower loan sale margin and the unfavorable SFAS No. 133 adjustments described above.


During the first quarter ended September 30, 2003, the Bank did not sell any investment securities as compared to the sale of $10.0 million during the same quarter of fiscal 2003. As a result, no gain on sale of investment securities was recorded in the first quarter of fiscal 2004 as compared to a gain of $266,000 in the same quarter of fiscal 2003.

Non-Interest Expense. Total non-interest expense increased $270,000, or 4 percent, to $7.0 million in the quarter ended September 30, 2003 from $6.7 million in the same quarter of fiscal 2003. This increase was primarily attributable to increases in operating costs associated with increased loan production volume in the mortgage banking division and other compensation incentives. The efficiency ratio in the first quarter of fiscal 2004 increased to 53 percent as compared to 51 percent during the same period of fiscal 2003.

Income taxes. Income tax expense was $2.6 million for the quarter ended September 30, 2003 as compared to $2.5 million during the same period of fiscal 2003. The effective tax rate for the quarters ended September 30, 2003 and 2002 was approximately 41.7 percent and 40.8 percent, respectively.

Asset Quality

Non-accrual loans, which primarily consisted of single-family loans, decreased $87,000, or 6 percent, to $1.4 million at September 30, 2003 from $1.5 million at June 30, 2003. No interest accruals were made for loans that were past due 90 days or more.

The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment improved to 0.18 percent at September 30, 2003 from 0.20 percent at June 30, 2003. Non-performing assets, including real estate owned, as a percentage of total assets improved to 0.12 percent at September 30, 2003 from 0.16 percent at June 30, 2003.

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


The following table is provided to disclose details on asset quality (dollars in thousands):
	At September 30,	At June 30,
	2003	2003
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 1,368	$ 1,309
Commercial business loans	47	32
Consumer loans	-	161

Total	1,415	1,502

Accruing loans which are contractually past due 90 days or more	-	-

Total	-	-

Total of non-accrual and 90 days past due loans	1,415	1,502

Real estate owned	-	523

Total non-performing assets	$ 1,415	$ 2,025

Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net	0.18%	0.20%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.12%	0.12%

Non-performing assets as a percentage of total assets	0.12%	0.16%


The following table is provided to disclose details related to the volume of loans originated, purchased and sold:

Loan Volume Activities

(In Thousands)

	For the Quarter Ended
	September 30,
	2003	2002
Loans originated for sale:
Retail originations	$ 143,917	$ 97,261
Wholesale originations	198,743	158,690
Total loans originated for sale	342,660	255,951

Loans sold:
Servicing released	(333,094)	(234,367)
Servicing retained	(79,027)	(5,594)
Total loans sold	(412,121)	(239,961)

Loans originated for portfolio:
Mortgage loans:
Single-family	126,045	81,552
Multi-family	277	375
Commercial real estate	15,810	14,430
Construction	23,241	18,943
Commercial business loans	423	1,011
Other loans	1,268	871
Total loans originated for portfolio	167,064	117,182

Loans purchased for portfolio:
Mortgage loans:
Commercial real estate	-	5,062
Construction	9,525	7,027
Total loans purchased	9,525	12,089

Mortgage loan principal repayments	(119,016)	(94,576)
Real estate acquired in settlement of loans	-	(649)
Decrease (increase) in receivable from sale of loans	59,570	(10,889)
(Decrease) increase in other items, net (1)	(2,454)	2,696

Net increase in loans held for investment and held for sale	$ 45,228	$ 41,843

(1)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, discounts on loans and allowance for loan losses.

Liquidity and Capital Resources

The Corporation's primary sources of funding includes deposits, proceeds from loan interest and scheduled principal payments, sales of loans, loan prepayments, interest income on investment securities, the maturity or principal payments on investment securities, and FHLB advances. While maturities and the scheduled amortization of loans and investment securities are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition.

The Bank has a standard credit facility available from the FHLB of San Francisco equal to 40 percent of its total assets, collateralized by loans and securities. As of September 30, 2003, the Bank's available credit facility from the FHLB was $423.5 million. In addition to the FHLB credit facility, the Bank has an


unsecured line of credit in the amount of $45.0 million with its correspondent bank. Additionally, available for sale investment securities, which total $182.6 million as of September 30, 2003, can be sold to generate liquidity.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth, to cover deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash to meet short-term liquidity needs. At September 30, 2003, cash and cash equivalents totaled $25.8 million, or 2 percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Bank may rely on FHLB borrowings or unsecured lines of credit for its liquidity needs.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2001, regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operation. The Bank's average liquidity ratio for the quarter ended September 30, 2003 decreased to 20 percent from 26 percent during the same period ending September 30, 2002. This decrease was primarily a result of redeployment of available cash flows into loans held for investment.

The Bank continues to experience a large volume of loan prepayments in its loan portfolio and it continues to be a challenge to reinvest these cash flows in assets that carry similar or better interest rate risk characteristics. The recent refinance market has been dominated by fixed rate loans and the Bank does not add long-term fixed rate loans to its portfolio, particularly when interest rates are at or near historical lows. Therefore, although the Bank has taken steps to address the issue of rising liquidity levels, a large percentage of its earning assets are invested at significantly lower rates than desirable. The Bank has mitigated the impact of this in several ways. The Bank has generated more loans for portfolio from its mortgage banking, business banking and major loan divisions and purchased commercial real estate and construction loans from other financial institutions. This has been accomplished with prudent interest-rate-risk management practices.

The Bank is committed to changing the loan portfolio composition with more emphasis on multi-family, commercial real estate, construction and commercial business loans. These loans generally have higher yields than single-family loans. During the first quarter of fiscal 2004, the volume of loans generated for portfolio increased $47.3 million, or 37 percent, to $176.6 million as compared to $129.3 million in the comparable period last year. Of the total loans generated for portfolio in the first quarter of fiscal 2004, $49.3 million, or 28 percent were "preferred" loans.

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


The Bank's actual and required capital amounts and ratios as of September 30, 2003 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 83,450	7.24%
Requirement	23,038	2.00

Excess over requirement	$ 60,412	5.24%

Tier 1 (core) capital	$ 83,450	7.24%
Requirement to be "Well Capitalized"	57,596	5.00

Excess over requirement	25,854	2.24%

Total risk-based capital	$ 90,376	13.02%
Requirement to be "Well Capitalized"	69,417	10.00

Excess over requirement	$ 20,959	3.02%

Tier 1 risk-based capital	$ 83,450	12.02%
Requirement to be "Well Capitalized"	41,650	6.00

Excess over requirement	$ 41,800	6.02%

Commitments and Derivative Financial Instruments

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
	September 30,	June 30,
Commitments	2003	2003
(In Thousands)

Undisbursed loan funds - Construction loans	$ 71,647	$ 67,868
Undisbursed lines of credit - Commercial business loans	10,142	8,527
Undisbursed lines of credit - Consumer loans	8,411	9,020
Commitments to extend credit on loans held for investment	46,451	35,820
Total	$ 136,651	$ 121,235

In accordance with SFAS No. 133 and interpretations of the Financial Accounting Standards Board's Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or (other liabilities). The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarters ended September 30, 2003 and 2002 was a loss of $428,000 and a gain of $286,000, respectively.

	September 30, 2003		June 30, 2003		September 30, 2002
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale,
including servicing released
premiums (1) (2)	$ 44,404	$ 817	$ 121,422	$ 1,099	$ 82,608	$ 1,484
Forward loan sale agreements	41,658	(503)	109,734	306	80,565	(524)
Put option contracts	15,000	65	45,000	235	17,000	47
Total	$ 101,062	$ 379	$ 276,156	$ 1,640	$ 180,173	$ 1,007
(1)	Net of an estimated 32.2% of commitments at September 30, 2003, 29.5% of commitments at June 30, 2003 and 34.3% of commitments at September 30, 2002, which may not fund.
(2)	The fair value of servicing released premiums at September 30, 2003, June 30, 2003 and September 30, 2002 were $672,000, $1.81 million and $1.16 million, respectively.

Stockholders' Equity

The ability of the Corporation to pay dividends depends primarily on the ability of the Bank to pay dividends to the Corporation. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for its liquidation account or the regulatory capital requirements imposed by federal and state regulation. During the first quarter of fiscal 2004, the Bank paid $2.0 million of cash dividends to the Corporation. On August 1, 2003, the Corporation announced a quarterly dividend of $0.10 per share on the Corporation's outstanding shares of common stock; a total of $480,000 was paid on September 12, 2003 to shareholders of record on August 20, 2003.

A total of 247,934 shares, at an average price of $30.23 per share, were repurchased during the first three months of fiscal 2004. As of September 30, 2003, 62 percent of the authorized shares of the August 2003 stock repurchase plan were purchased, leaving approximately 94,446 shares available for future repurchase. During the first quarter of fiscal 2004, the Bank paid cash dividends of paid a paid $2.0 million to the Corporation for the primary purpose of funding stock repurchase and cash dividends declared to shareholders.

Stock Option Plan and Management Recognition Plan

Pursuant to the Stock Option Plan, options vest at a rate of 20 percent per year over a five-year period. In the first quarter of fiscal 2004, 89,500 shares of stock options were granted, while 32,950 shares of stock options were exercised. As of September 30, 2003, a total of 576,900 shares of stock options were outstanding with an average exercise price of $14.57 per share and an average remaining life of 5.67 years.

Pursuant to the Management Recognition Plan, the restricted shares awarded under the plan vest at a rate of 20 percent per year over a five-year period. As of September 30, 2003, a total of 30,818 shares were allocated and outstanding, pending their respective distribution schedules. No MRP shares are available for future awards.


Supplemental Information
	September 30,	June 30,	September 30,
	2003	2003	2002

Loans serviced for others (in thousands)	$ 173,592	$ 114,146	$ 123,589

Book value per share	$ 21.47	$ 21.43	$ 19.36

Safe-Harbor Statement

Certain matters in this quarterly report on Form 10-Q for the quarter ended September 30, 2003 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, interest rates, the California real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update this information.

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


The following table is provided by the OTS and represents the NPV based on the indicated changes in interest rates as of September 30, 2003 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	Of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 112,121	$ (23,497)	$ 1,160,778	9.66%	-141 bp
+200 bp	123,948	(11,670)	1,184,967	10.46%	-61 bp
+100 bp	131,761	(3,857)	1,206,502	10.92%	-15 bp
0 bp	135,618		1,225,287	11.07%
-100 bp	135,249	(369)	1,237,242	10.93%	-14 bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2003 ("base case").
(2)	Calculated as the NPV divided by the Portfolio Value of Assets ("PV Assets").
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is provided by the OTS and represents the change in the NPV at a +200 basis point rate shock at September 30, 2003 and a -100 basis point rate shock at June 30, 2003.
Risk measure: +200/-100 basis point rate shock	At September 30, 2003		At June 30, 2002
	(+200 bp rate shock)		(-100 bp rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	11.07%		9.17%
Post-shock NPV ratio: NPV as a % of PV Assets	10.46%		8.96%
Sensitivity measure: Change in NPV Ratio	61	bp	21	bp

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

ITEM 4 - Controls and Procedures

  Evaluation of Disclosure Controls and Procedures. An evaluation of the Corporation's disclosure controls and procedure (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and the Corporation's Disclosure Committee within the 90-


  day period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

  Changes in Internal Controls. In the quarter ended September 30, 2003, the Corporation did not make any significant changes in, nor were any corrective actions required, regarding its internal controls or other factors that could significantly affect these controls.

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

Item 4. Submission of Matters to a Vote of Shareholders

A proxy statement dated October 21, 2003 was sent to shareholders of the Corporation to vote at the Annual Meeting of Shareholders of the Corporation to be held on November 18, 2003 at the Riverside Art Museum, 3425 Mission Inn Avenue, Riverside, California.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits:
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K:
(1)	The Corporation filed Form 8-K dated October 23, 2003 regarding the Corporation's news release on earnings for the first quarter of fiscal 2004.
(2)	The Corporation filed Form 8-K dated October 24, 2003 regarding a quarterly cash dividend of $0.10 per share on the Corporation's outstanding shares of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

November 10, 2003                               /s/ Craig G. Blunden
                                                                Craig G. Blunden
                                                                Chairman, President and Chief Executive Officer
                                                                (Principal Executive Officer)

November 10, 2003                               /s/ Donavon P. Ternes
                                                               Donavon P. Ternes
                                                               Chief Financial Officer
                                                               (Principal Financial and Accounting Officer)


Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig G. Blunden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Provident Financial Holdings, Inc;

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

Date: November 10, 2003                                                   /s/ Craig G. Blunden
                                                                                             Craig G. Blunden
                                                                                             Chairman, President and Chief Executive Officer


Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donavon P. Ternes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Provident Financial Holdings, Inc;

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

Date: November 10, 2003                                                /s/ Donavon P. Ternes
                                                                                           Donavon P. Ternes
                                                                                           Chief Financial Officer


Exhibit 32

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ending September 30, 2003 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 10, 2003                                                  /s/ Craig G. Blunden
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

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ending September 30, 2003 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 10, 2003                                                /s/ Donavon P. Ternes
                                                                                           Donavon P. Ternes
                                                                                           Chief Financial Officer
