Form 10-Q
period 2003-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2004-02-13
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[Ö ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

       For the quarterly period ended ........................................ December 31, 2003

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

Yes   Ö  .          No       .

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   Ö .           No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class:                                                                                       As of February 2, 2004

  Common stock, $ 0.01 par value, per share                                      7,229,138 shares*

* Includes 441,286 shares held by the employee stock ownership plan ("ESOP") that have not been released, committed to be released, or allocated to participant accounts; and 36,526 shares held by the management recognition plan ("MRP") that have been committed to be released and allocated to participant accounts. On December 19, 2003, the Corporation declared a 3-for-2 stock split distributed in the form of a 50 percent stock dividend on February 2, 2004 to shareholders of record on January 15, 2004. All share and per share information in the accompanying consolidated financial statements and related discussion have been restated to reflect the stock split.


PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Consolidated Financial Statements
	of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition
	as of December 31, 2003 and June 30, 2003	1
	Consolidated Statements of Operations
	for the quarters and six months ended December 31, 2003 and 2002	2
	Consolidated Statements of Changes in Stockholders' Equity
	for the quarters and six months ended December 31, 2003 and 2002	3
	Consolidated Statements of Cash Flows
	for the six months ended December 31, 2003 and 2002	5
	Selected Notes to Unaudited Interim Consolidated Financial Statements	6

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	12
	Critical Accounting Policies	13
	Comparison of Financial Condition at December 31, 2003 and June 30, 2003	14
	Comparison of Operating Results
	for the quarters and six months ended December 31, 2003 and 2002	15
	Asset Quality	24
	Loan Volume Activities	26
	Liquidity and Capital Resources	27
	Commitments and Derivative Financial Instruments	28
	Stockholders' Equity	29
	Stock Option Plan and Management Recognition Plan	29
	Supplemental Information	30

ITEM 3 -	Quantitative and Qualitative Disclosure about Market Risk	30

ITEM 4 -	Controls and Procedures	31

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	32
ITEM 2 -	Changes in Securities	32
ITEM 3 -	Defaults upon Senior Securities	32
ITEM 4 -	Submission of Matters to Vote of Shareholders	32
ITEM 5 -	Other Information	33
ITEM 6 -	Exhibits and Reports on Form 8-K	33

SIGNATURES		34


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Financial Condition
(Unaudited)
Dollars In Thousands

	December 31,	June 30,
	2003	2003
Assets
Cash	$ 24,427	$ 48,851
Investment securities - held to maturity, at amortized
cost (fair value $76,340 and $77,210, respectively)	76,397	76,838
Investment securities - available for sale at fair value	214,708	220,273
Loans held for investment, net of allowance for loan
losses of $7,480 and $7,218, respectively	870,088	744,219
Loans held for sale, at lower of cost or market	4,909	4,247
Receivable from sale of loans	52,526	114,902
Accrued interest receivable	4,750	4,934
Real estate held for investment, net	10,373	10,643
Other real estate owned, net	-	523
Federal Home Loan Bank stock	24,484	20,974
Premises and equipment, net	8,107	8,045
Prepaid expenses and other assets	6,827	7,057

Total assets	$ 1,297,596	$1,261,506

Liabilities and Stockholders' Equity
Liabilities:
Non interest-bearing deposits	$ 45,756	$ 43,840
Interest-bearing deposits	764,283	710,266
Total deposits	810,039	754,106

Borrowings	356,892	367,938
Accounts payable, accrued interest and other liabilities	25,516	32,584
Total liabilities	1,192,447	1,154,628

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.01 par value; authorized 15,000,000 shares; issued 11,892,065 and 11,769,890 shares, respectively; outstanding 7,226,888 and 7,479,671 shares, respectively	119	118
Additional paid-in capital	56,392	54,691
Retained earnings	103,649	98,660
Treasury stock at cost (4,665,177 and 4,290,219 shares, respectively)
	(53,358)	(45,801)
Unearned stock compensation	(2,180)	(2,450)
Accumulated other comprehensive income, net of tax	527	1,660

Total stockholders' equity	105,149	106,878

Total liabilities and stockholders' equity	$ 1,297,596	$ 1,261,506

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Earnings Per Share

	Quarter Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Interest income:
Loans receivable, net	$ 12,966	$ 12,471	$ 25,806	$ 24,205
Investment securities	2,074	2,478	3,861	5,157
FHLB stock	203	201	433	393
Interest-earning deposits	6	3	10	9

Total interest income	15,249	15,153	30,110	29,764

Interest expense:
Checking and money market deposits	375	380	740	816
Savings deposits	1,389	993	2,630	1,924
Time deposits	1,609	2,810	3,439	5,966
Borrowings	3,088	3,135	6,130	6,152

Total interest expense	6,461	7,318	12,939	14,858

Net interest income	8,788	7,835	17,171	14,906
Provision for loan losses	269	565	269	765

Net interest income after provision for loan losses	8,519	7,270	16,902	14,141

Non-interest income
Loan servicing and other fees	543	471	1,066	960
Gain on sale of loans, net	2,739	4,909	5,893	9,019
Real estate operations, net	13	144	203	352
Deposit account fees	504	431	984	874
Gain on sale of investment securities	-	-	-	266
Other	315	281	694	826

Total non-interest income	4,114	6,236	8,840	12,297

Non-interest expense
Salaries and employee benefits	4,666	4,560	9,247	8,837
Premises and occupancy	568	637	1,223	1,254
Equipment	454	470	849	960
Professional expenses	229	189	387	356
Sales and marketing expenses	306	216	536	448
Other	992	1,009	1,938	1,921

Total non-interest expense	7,215	7,081	14,180	13,776

Income before taxes	5,418	6,425	11,562	12,662
Provision for income taxes	2,327	2,536	4,890	5,079

Net income	$ 3,091	$ 3,889	$ 6,672	$ 7,583

Basic earnings per share	$ 0.46	$ 0.54	$ 0.99	$ 1.04
Diluted earnings per share	$ 0.43	$ 0.50	$ 0.92	$ 0.96
Cash dividends per share	$ 0.07	$ 0.03	$ 0.13	$ 0.07

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars In Thousands, Except Shares
For the Quarters Ended December 31, 2003 and 2002

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income, net of tax	Total
Balance at September 30, 2003	7,157,195	$ 119	$55,585	$101,761	$(53,294)	$ (2,315)	$ 582	$ 102,438

Comprehensive income:
Net income				3,091				3,091
Unrealized holding loss on securities available for sale, net of tax							(55)	(55)
Total comprehensive income								3,036

Purchase of treasury stock	(3,057)				(64)			(64)
Exercise of stock options	72,750	-	538					538
Amortization of MRP						34		34
Tax benefit from non-qualified
equity compensation			3					3
Allocations of contribution to ESOP			266			68		334
Prepayment of ESOP loan						33		33
Cash dividends				(477)				(477)
Dividends declared, not yet paid				(726)				(726)

Balance at December 31, 2003	7,226,888	$ 119	$ 56,392	$103,649	$(53,358)	$ (2,180)	$ 527	$ 105,149
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income, net of tax	Total
Balance at September 30, 2002	7,831,478	$ 117	$ 52,312	$ 86,226	$(35,816)	$ (2,861)	$ 1,077	$ 101,055

Comprehensive income:
Net income				3,889				3,889
Unrealized holding gain on securities available for sale, net of tax							279	279
Total comprehensive income								4,168

Purchase of treasury stock	(302,832)				(5,299)			(5,299)
Exercise of stock options	25,313	-	204					204
Amortization of MRP						89		89
Allocations of contribution to ESOP			200			67		267
Prepayment of ESOP loan						19		19
Cash dividends				(260)				(260)

Balance at December 31, 2002	7,553,959	$ 117	$ 52,716	$ 89,855	$(41,115)	$ (2,686)	$ 1,356	$ 100,243

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars In Thousands, Except Shares
For the Six Months Ended December 31, 2003 and 2002

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income, net of tax	Total
Balance at June 30, 2003	7,479,671	$ 118	$ 54,691	$ 98,660	$(45,801)	$ (2,450)	$ 1,660	$ 106,878

Comprehensive income:
Net income				6,672				6,672
Unrealized holding loss on securities available for sale, net of tax							(1,133)	(1,133)
Total comprehensive income								5,539

Purchase of treasury stock	(374,958)				(7,557)			(7,557)
Exercise of stock options	122,175	1	982					983
Amortization of MRP						68		68
Tax benefit from non-qualified
equity compensation			214					214
Allocations of contribution to ESOP			505			136		641
Prepayment of ESOP loan						66		66
Cash dividends				(957)				(957)
Dividends declared, not yet paid				(726)				(726)

Balance at December 31, 2003	7,226,888	$ 119	$ 56,392	$103,649	$(53,358)	$ (2,180)	$ 527	$ 105,149
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income, net of tax	Total
Balance at June 30, 2002	8,194,691	$ 117	$ 52,138	$ 82,805	$(30,027)	$ (2,866)	$ 864	$ 103,031

Comprehensive income:
Net income				7,583				7,583
Unrealized holding gain on securities available for sale, net of tax							492	492
Total comprehensive income								8,075

Purchase of treasury stock	(684,882)				(11,345)			(11,345)
Exercise of stock options	25,313	-	204					204
Amortization and grants of MRP	18,837				257	8		265
Allocations of contribution to ESOP			374			134		508
Prepayment of ESOP loans						38		38
Cash dividends				(533)				(533)

Balance at December 31, 2002	7,553,959	$ 117	$ 52,716	$ 89,855	$(41,115)	$ (2,686)	$ 1,356	$ 100,243

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
Dollars In Thousands

	Six Months Ended December 31,

	2003	2002
Cash flows from operating activities:
Net income	$ 6,672	$ 7,583
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	2,312	2,576
Provision for loan losses	269	765
Gain on sale of loans	(5,893)	(9,019)
Gain on sale on investment securities	-	(266)
Increase (decrease) in accounts payable and other liabilities	(6,799)	1,408
(Increase) decrease in prepaid expense and other assets	414	(552)
Loans originated for sale	(535,207)	(577,939)
Proceeds from sale of loans	602,814	548,045
Stock based compensation	775	811
Net cash provided by (used for) operating activities	65,357	(26,588)

Cash flows from investing activities:
Net increase in loans held for investment	(125,734)	(82,388)
Maturity and call of investment securities held to maturity	49,700	156,754
Maturity and call of investment securities available for sale	29,525	30,595
Principal payments from mortgage backed securities	57,169	23,051
Purchase of investment securities held to maturity	(49,388)	(117,442)
Purchase of investment securities available for sale	(84,756)	(138,929)
Proceeds from sales of investment securities available for sale	-	10,237
Purchase of Federal Home Loan Bank stock	(3,510)	(5,137)
Net sales of other real estate owned	513	450
Net purchases of premises and equipment	(656)	(596)
Net cash used for investing activities	(127,137)	(123,405)

Cash flows from financing activities:
Net increase in deposits	55,933	33,558
Proceeds from (repayment of) Federal Home Loan Bank advances, net	(11,046)	134,486
Exercise of stock options	983	204
Cash dividends	(957)	(533)
Treasury stock purchases	(7,557)	(11,345)
Net cash provided by financing activities	37,356	156,370
Net (decrease) increase in cash and cash equivalents	(24,424)	6,377
Cash and cash equivalents at beginning of period	48,851	27,700
Cash and cash equivalents at end of period	$ 24,427	$ 34,077

Supplemental information:
Cash paid for interest	$ 12,853	$ 15,410
Cash paid for income taxes	4,460	4,960
Dividends declared, not yet paid	726	-
Real estate acquired in settlement of loans	-	649

The accompanying notes are an integral part of these financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Note 1: Basis of Presentation

The unaudited interim consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The balance sheet data at June 30, 2003 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. (the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial reporting. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2003 (SEC File No. 000-28304). On December 19, 2003 the Corporation declared a 3-for-2 stock split, distributed in the form of a 50 percent stock dividend on February 2, 2004 to shareholders of record on January 15, 2004. All share and per share information in the accompanying consolidated financial statements have been restated to reflect the stock split. Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation. The results of operations for the interim periods are not indicative of results for the full year.

Note 2: Earnings Per Share and Stock-Based Compensation

Earnings Per Share:
Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2003 and 2002, respectively.

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
	2003	2002	2003	2002

Numerator for basic earnings per share and diluted earnings per share:
Net income available to common stockholders	$ 3,090,723	$ 3,888,972	$ 6,671,681	$ 7,583,296

Denominator for basic earnings per share:
Weighted-average shares	6,695,202	7,157,480	6,741,154	7,305,049

Effect of dilutive securities:
Stock option dilution	453,429	535,212	456,684	510,113
Stock award dilution	14,421	34,795	16,282	58,056

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	7,163,052	7,727,487	7,214,120	7,873,218

Basic earnings per share	$ 0.46	$ 0.54	$ 0.99	$ 1.04
Diluted earnings per share	$ 0.43	$ 0.50	$ 0.92	$ 0.96


Stock-Based Compensation:
Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Corporation has been accounting for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Corporation's stock at the date of grant over the grant (exercise) price.

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

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
	2003	2002	2003	2002

Net income, as reported	$ 3,091	$ 3,889	$ 6,672	$ 7,583
Deduct:
Stock-based compensation expense, net of tax	(57)	(46)	(98)	(91)

Pro forma net income	$ 3,034	$ 3,843	$ 6,574	$ 7,492

Earnings per share:
Basic - as reported	$ 0.46	$ 0.54	$ 0.99	$ 1.04
Basic - pro forma	$ 0.45	$ 0.54	$ 0.98	$ 1.03

Diluted - as reported	$ 0.43	$ 0.50	$ 0.92	$ 0.96
Diluted - pro forma	$ 0.42	$ 0.50	$ 0.91	$ 0.95


Note 3:  Operating Segment Reports

The Corporation operates in two business segments: community banking (Provident Savings Bank, F.S.B. ("Bank") and mortgage banking (Provident Bank Mortgage ("PBM")), a division of the Bank. The following tables set forth condensed income statements and total assets for the Corporation's operating segments for the quarters and six months ended December 31, 2003 and 2002, respectively (in thousands).

	For the Quarter Ended December 31, 2003
	Provident Bank	Provident Bank Mortgage	Consolidated Totals

Net interest income	$ 7,995	$ 524	$ 8,519

Non-interest income:
Loan servicing and other fees (1)	(1,298)	1,841	543
Gain on sale of loans, net	79	2,660	2,739
Real estate operations, net	13	-	13
Deposit account fees	504	-	504
Other	309	6	315

Total non-interest income	(393)	4,507	4,114

Non-interest expense:
Salaries and employee benefits	3,125	1,541	4,666
Premises and occupancy	415	153	568
Operating and administrative expenses	1,241	740	1,981

Total non-interest expense	4,781	2,434	7,215

Income before taxes	$ 2,821	$ 2,597	$ 5,418

Total assets, end of period	$ 1,238,787	$ 58,809	$ 1,297,596

(1)  Includes an inter-company charge of $1.37 million credited to PBM by the Bank during the period to compensate
       PBM for originating loans held for investment, as well as an inter-company charge of $108,000 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended December 31, 2002
	Provident Bank	Provident Bank Mortgage	Consolidated Totals

Net interest income	$ 6,368	$ 902	$ 7,270

Non-interest income:
Loan servicing and other fees (1)	(857)	1,328	471
Gain on sale of loans, net	13	4,896	4,909
Real estate operations, net	181	(37)	144
Deposit account fees	431	-	431
Other	281	-	281

Total non-interest income	49	6,187	6,236

Non-interest expense:
Salaries and employee benefits	2,900	1,660	4,560
Premises and occupancy	487	150	637
Operating and administrative expenses	1,139	745	1,884

Total non-interest expense	4,526	2,555	7,081

Income before taxes	$ 1,891	$ 4,534	$ 6,425

Total assets, end of period	$ 1,075,106	$ 97,218	$ 1,172,324

(1)  Includes an inter-company charge of $862,000 credited to PBM by the Bank during the period to compensate
       PBM for originating loans held for investment, as well as an inter-company charge of $1,000 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.


	For the Six Months Ended December 31, 2003
	Provident Bank	Provident Bank Mortgage	Consolidated Totals

Net interest income	$ 15,601	$ 1,301	$ 16,902

Non-interest income:
Loan servicing and other fees (1)	(2,480)	3,546	1,066
Gain on sale of loans, net	110	5,783	5,893
Real estate operations, net	130	73	203
Deposit account fees	984	-	984
Other	676	18	694

Total non-interest income	(580)	9,420	8,840

Non-interest expense:
Salaries and employee benefits	6,162	3,085	9,247
Premises and occupancy	911	312	1,223
Operating and administrative expenses	2,210	1,500	3,710

Total non-interest expense	9,283	4,897	14,180

Income before taxes	$ 5,738	$ 5,824	$ 11,562

Total assets, end of period	$ 1,238,787	$ 58,809	$ 1,297,596

(1)  Includes an inter-company charge of $2.62 million credited to PBM by the Bank during the period to compensate
       PBM for originating loans held for investment, as well as an inter-company charge of $264,000 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Six Months Ended December 31, 2002
	Provident Bank	Provident Bank Mortgage	Consolidated Totals

Net interest income	$ 12,628	$ 1,513	$ 14,141

Non-interest income:
Loan servicing and other fees (1)	(1,465)	2,425	960
Gain on sale of loans, net	30	8,989	9,019
Real estate operations, net	374	(22)	352
Deposit account fees	874	-	874
Gain on sale of investment securities	266	-	266
Other	826	-	826

Total non-interest income	905	11,392	12,297

Non-interest expense:
Salaries and employee benefits	5,755	3,082	8,837
Premises and occupancy	967	287	1,254
Operating and administrative expenses	2,275	1,410	3,685

Total non-interest expense	8,997	4,779	13,776

Income before taxes	$ 4,536	$ 8,126	$ 12,662

Total assets, end of period	$ 1,075,106	$ 97,218	$ 1,172,324

(1)  Includes an inter-company charge of $2.04 million credited to PBM by the Bank during the period to compensate
       PBM for originating loans held for investment, as well as an inter-company charge of $1,000 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing basis.


Note 4: Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, forward loan sale agreements to third parties, and commitments to purchase investment securities. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition. The Corporation's exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.

Commitments	December 31, 2003	June 30, 2003

(In Thousands)

Undisbursed loan funds - Construction loans	$ 74,081	$ 67,868
Undisbursed lines of credit - Commercial business loans	10,290	8,527
Undisbursed lines of credit - Consumer loans	8,231	9,020
Committments to extend credit on loans held for investment	26,173	35,820

Total	$ 118,775	$ 121,235

In accordance with SFAS No. 133 and interpretations of the Derivative Implementation Group of the Financial Accounting Standards Board ("FASB"), the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation is not applying hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarters ended December 31, 2003 and 2002 was a loss of $244,000 and a loss of $248,000, respectively.

	December 31, 2003		June 30, 2003		December 31, 2002
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

(In thousands)

Commitments to extend credit on loans to be held for sale, including servicing released premiums (1)	$ 26,703	$ 249	$ 121,422	$ 1,099	$ 61,212	$ 1,235
Forward loan sale agreements	20,000	(63)	109,734	306	59,024	(438)
Put option contracts	12,000	73	45,000	235	12,500	13

Total	$ 58,703	$ 259	$ 276,156	$ 1,640	$ 132,736	$ 810

(1)  Net of an estimated 25.6% of commitments at December 31, 2003, 29.5% of commitments at June 30, 2003 and 30.0% of commitments at December 31, 2002, which may not fund. The fair value of servicing released premiums at December 31, 2003, June 30, 2003 and December 31, 2002 were $326,000, $1.81 million and $916,000, respectively.

The Securities and Exchange Commission staff recently expressed their view that loan commitments that are recognized as derivatives pursuant to SFAS No. 133 are written options, which by definition should be recorded as liabilities. The staff further indicated that they expected the practice of recognizing assets, and no liabilities, to be discontinued, and would not object if registrants discontinued this practice beginning in the first reporting period beginning after March 15, 2004. The Corporation's practice has been to recognize, at the initiation of the rate lock, the anticipated servicing released premium on the underlying loans. Consequently, the SEC guidance will delay that recognition until the loans are sold. If the new


guidance had been implemented at December 31, 2003, the Bank would not have recognized the $326,000 servicing released premium associated with the commitments to extend credit on loans to be held for sale until the underlying loan(s) had sold (subsequent to December 31, 2003) reducing net income by approximately $190,000 for the quarter and six months ended December 31, 2003. The Corporation has elected to prospectively apply this guidance to new loan commitments initiated after January 1, 2004.

Note 5: Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation's contractual obligations at December 31, 2003 and the effect these obligations are expected to have on the Corporation's liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Less than 1 year	Over 1 to 3 years	Over 3 to 5 years	Over 5 years	Total

Operating lease obligations	$ 543	$ 736	$ 453	$ 390	$ 2,122
Time deposits	147,771	65,934	39,739	-	253,444
FHLB borrowings	131,000	42,000	87,000	96,892	356,892

Total	$ 279,314	$ 108,670	$ 127,192	$ 97,282	$ 612,458

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, forward loan sale agreements to third parties and commitments to purchase investment securities. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated balance sheet. The Corporation's exposure to credit loss, in the event of non-performance by the other party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments. As of December 31, 2003 and June 30, 2003, these commitments were $52.9 million and $157.2 million, respectively.

Note 6: Recent Accounting Pronouncements

SFAS No. 149:
SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 149 did not have a significant impact on the Corporation's financial position, cash flows or results of operations.

SFAS No. 150:
SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a significant impact on the Corporation's financial position, cash flows or results of operations.

FASB Interpretation ("FIN") No. 45:
In November 2002, the FASB issued FIN No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others."


FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation on January 1, 2003 did not have a material impact on the Corporation's results of operations, financial position or cash flows.

FIN No. 46:
In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The adoption of FIN No. 46 is not expected to have a significant impact on the Corporation's financial position, cash flows or results of operations.

FIN No. 46R:
In December 2003, the FASB issued FIN No. 46R, a revision of FIN No. 46. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosure about variable interest entities that companies are not required to consolidate but which a company has a significant variable interest. The consolidation requirements will apply to entities established prior to December 31, 2003 by the beginning of the fiscal year or interim period beginning after December 15, 2004. The adoption of FIN No. 46R will not have a significant impact on the Corporation's financial position, cash flows or results of operations.

Note 7: Subsequent Events

On January 22, 2004, the Board of Directors of the Bank declared a cash dividend of $2.0 million to the Corporation. Accordingly, the Bank paid $2.0 million to the Corporation on January 27, 2004.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At December 31, 2003, the Corporation had total assets of $1.3 billion, total deposits of $810.0 million and total stockholders' equity of $105.1 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank's business consists of community banking activities and mortgage banking activities. Community banking activities primarily consist of accepting deposits from customers within the


communities surrounding the Bank's full service offices and investing these funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans. In addition, the Bank also offers business checking accounts, other business banking services and is a servicer of loans for others. Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences. The Bank's revenues are derived principally from interest on its loan and investment portfolios and fees generated through its community banking and mortgage banking activities. There are various risks inherent in the Bank's business including, among others, interest rate changes and the prepayment of loans and investments.

The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation's earnings per share. The Corporation considers the repurchase of its common stock if the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential. Consideration is also given to the Corporation's liquidity, regulatory capital requirements and future capital needs based on the Corporation's current business plan. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is typically one year. Once the stock repurchase program is authorized, management may repurchase the Corporation's common stock from time to time in the open market, depending upon market conditions and the factors described above. On August 5, 2003, the Corporation announced that its Board of Directors authorized the repurchase of up to 5 percent of its common stock, or approximately 369,069 shares, over a one-year period.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 2002. On October 24, 2003, the Corporation announced a quarterly cash dividend of $0.10 per share ($0.07 per share on a post-split basis) for the Corporation's shareholders of record at the close of the business day on November 4, 2003, which was paid on December 5, 2003. Also, on December 19, 2003, the Corporation announced a quarterly cash dividend of $0.10 per share for the Corporation's shareholders of record at the close of the business day on January 20, 2004, which was paid on February 6, 2004. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting: (i) SFAS No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market


and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogeneous loans, (ii) a specific allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these values is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see the "Provision for Loan Losses" narrative on page 22.

SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," requires that off-balance sheet derivatives of the Corporation be recorded in the Consolidated Financial Statements at fair value. Management considers this accounting policy to be a critical accounting policy. The Bank's derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit (including servicing released premiums), commitments to sell loans and option contracts to hedge the risk of the commitments. Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends. The fair value adjustments of the derivatives are recorded in the Consolidated Statements of Operations with offsets to other assets or other liabilities in the Consolidated Statements of Financial Condition. The Securities and Exchange Commission ("the SEC") staff recently expressed their view that loan commitments that are recognized as derivatives pursuant to SFAS No. 133 are written options, which by definition should be recorded as liabilities. The staff further indicated that they expected the practice of recognizing assets, and no liabilities, to be discontinued, and would not object if registrants discontinued this practice beginning in the first reporting period beginning after March 15, 2004. The Corporation's practice has been to recognize, at the initiation of the rate lock, the anticipated servicing released premium on the underlying loans. Consequently, the SEC guidance will delay that recognition until the loans are sold. If the new guidance had been implemented at December 31, 2003, the Bank would not have recognized the $326,000 servicing released premium associated with the commitments to extend credit on loans to be held for sale until the underlying loan(s) had sold (subsequent to December 31, 2003) reducing net income by approximately $190,000 for the quarter and six months ended December 31, 2003. The Corporation has elected to prospectively apply this guidance to new loan commitments initiated after January 1, 2004.

Comparison of Financial Condition at December 31, 2003 and June 30, 2003

Total assets increased $36.1 million, or 3 percent, to $1.3 billion at December 31, 2003 from June 30, 2003. This increase was primarily a result of an increase in loans held for investment, which was partially offset by a decrease in cash and receivable from sale of loans.

Total investment securities decreased $6.0 million, or 2 percent, to $291.1 million at December 31, 2003 from $297.1 million at June 30, 2003. For the first half of fiscal 2004, $79.2 million of investment securities were called by the issuers and $57.0 million of reductions were the result of mortgage-backed securities principal paydowns, while $133.2 million of investment securities were purchased. The high volume of called securities was primarily the result of a high volume of callable bonds purchased with coupon rates higher than market interest rates and short call dates during the period. The securities called were government agency callable bonds and were primarily issued by the FHLB, the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

Loans held for investment increased $125.9 million, or 17 percent, to $870.1 million at December 31, 2003 from $744.2 million at June 30, 2003. In the first half of fiscal 2004, the Bank originated $368.2 million of loans held for investment, of which $100.7 million, or 27 percent, were "preferred loans" (multi-family, commercial real estate, construction and commercial business loans), including the purchase of $10.7 million of "preferred loans" during the period. The collateral that secures the purchased loans is located primarily in Southern California. Total loan prepayments during the first half of fiscal 2004 were $222.1 million. The balance of "preferred loans" increased to $220.6 million, or 25 percent of loans held for investment at December 31, 2003, as compared to $212.8 million, or 29 percent of loans held for investment, at June 30, 2003. Purchased loans serviced by others at December 31, 2003 were $35.6 million or 4 percent of loans held for investment, compared to $45.2 million, or 6 percent of loans held for investment at June 30, 2003.


Loans held for sale increased $662,000, or 16 percent, to $4.9 million at December 31, 2003 from $4.2 million at June 30, 2003. The increase was the result of the timing differences between loan funding and loan sale dates.

Receivable from the sale of loans declined $62.4 million, or 54 percent, to $52.5 million at December 31, 2003 from $114.9 million at June 30, 2003. The decline was the result of the timing differences between loan sale and loan sale settlement dates.

Total deposits increased $55.9 million, or 7 percent, to $810.0 million at December 31, 2003 from $754.1 million at June 30, 2003. This increase was primarily attributable to an increase of $93.2 million in transaction accounts and a decrease of $37.3 million in time deposits. The Corporation continued to focus on increasing transaction accounts and fee generating products and services by building client relationships.

Borrowings, which consisted entirely of FHLB advances, decreased $11.0 million, or 3 percent, to $356.9 million at December 31, 2003 from $367.9 million at June 30, 2003. The average maturity of the Corporation's existing FHLB advances was approximately 39 months (27 months, based on put dates) at December 31, 2003 as compared to the average maturity of 36 months (24 months, based on put dates) at June 30, 2003.

Total stockholders' equity decreased $1.7 million, or 2 percent, to $105.1 million at December 31, 2003, from $106.9 million at June 30, 2003, primarily as a result of the stock repurchases and the impact of stock based compensation accruals, which were partly offset by the net income during the first half of fiscal 2004. A total of 374,958 shares, at an average price of $20.16 per share, were repurchased during the first half of fiscal 2004. As of December 31, 2003, 62% of the existing authorized shares were repurchased; leaving approximately 141,669 shares available for future repurchases.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2003 and 2002

The Corporation's net income for the second quarter ended December 31, 2003 was $3.1 million, a decrease of $798,000, or 21 percent, from $3.9 million during the same quarter of fiscal 2003. This decrease was primarily attributable to a decrease in the gain on sale of loans and partly offset by an increase in net interest income. For the six months ended December 31, 2003, the Corporation's net income was $6.7 million, down $911,000 or 12 percent from $7.6 million during the same period of fiscal 2003. This decrease was primarily attributable to decreases in the gain on sale of loans and gain on sale of investment securities, partially offset by an increase in net interest income.

The Corporation's net interest income before loan loss provisions increased by $953,000, or 12 percent to $8.8 million for the quarter ended December 31, 2003 from $7.8 million during the comparable period of fiscal 2003. This increase was the result of higher average earning assets and a higher net interest margin. The average balance of earning assets increased $119.4 million, or 11 percent, to $1.2 billion in the second quarter of fiscal 2004 from $1.1 billion in the comparable period of fiscal 2003. The net interest margin increased to 2.95 percent in the second quarter of fiscal 2004, up 2 basis points from 2.93 percent during the same period of fiscal 2003. The increase in the net interest margin during the second quarter of fiscal 2004 was primarily attributable to a decline in the average cost of funds, which outpaced the decline in the average yield of the earning assets. For the six months ended December 31, 2003, the net interest income before loan loss provisions was $17.2 million, up $2.3 million, or 15 percent, from $14.9 million during the same period of fiscal 2003. This increase was the result of higher average earning assets, partially offset by a lower net interest margin. The average balance of earning assets increased $159.8 million, or 16 percent, to $1.2 billion in the first half of fiscal 2004 from $1.0 billion in the comparable period of fiscal 2003. The net interest margin decreased to 2.92 percent in the first half of fiscal 2004, down 1 basis point from 2.93 percent during the same period of fiscal 2003.

The Corporation's efficiency ratio increased to 56 percent in the second quarter of fiscal 2004 from 50 percent in the same period of fiscal 2003. For the six months ended December 31, 2003 and 2002, the efficiency ratio was 55 percent and 51 percent, respectively.


Return on average assets for the quarter ended December 31, 2003 decreased 37 basis points to 0.99 percent from 1.36 percent in the same period last year. For the six months ended December 31, 2003 and 2002, the return on average assets was 1.07 percent and 1.40 percent, respectively, a decrease of 33 basis points.

Return on average equity for the quarter ended December 31, 2003 decreased to 11.90 percent from 15.30 percent in the same period last year. For the six months ended December 31, 2003 and 2002, the return on average equity was 12.87 percent and 14.81 percent, respectively.

Diluted earnings per share for the quarter ended December 31, 2003 were $0.43, a decrease of 14 percent from $0.50 for the quarter ended December 31, 2002. For the six months ended December 31, 2003 and 2002, diluted earnings per share were $0.92 and $0.96, respectively, a decrease of 4 percent.

Interest Income. Total interest income increased by $96,000, or 1 percent, to $15.2 million for the second quarter of fiscal 2004 from the same quarter of fiscal 2003. This increase was primarily the result of higher average earning assets, partly offset by a lower average earning asset yield. The average yield on earning assets during the second quarter of fiscal 2004 was 5.12 percent, 54 basis points lower than the average yield of 5.66 percent during the same period of fiscal 2003.

Loan interest income increased $495,000, or 4 percent, to $13.0 million in the quarter ended December 31, 2003 as compared to $12.5 million for the same quarter of fiscal 2003. This increase was attributable to a higher average loan balance, partially offset by a lower average loan yield. The average balance of loans outstanding, including the loans held for sale, increased $150.5 million, or 20 percent, to $901.8 million during the second quarter of fiscal 2004 from $751.3 million during the same quarter of fiscal 2003. The average loan yield during the second quarter of fiscal 2004 decreased to 5.75 percent from 6.64 percent during the same quarter last year. The decline in the average loan yield was primarily attributable to the prepayment of higher yielding loans, adjustable portfolio loans adjusting to lower interest rates and new mortgage loans originated with lower interest rates.

Interest income from investment securities decreased $404,000, or 16 percent, to $2.1 million during the quarter ended December 31, 2003 from $2.5 million during the same quarter of fiscal 2003. This decrease was primarily a result of decreases in average yield and average balance. The average yield on the investment securities portfolio decreased 13 basis points to 3.14 percent during the quarter ended December 31, 2003 from 3.27 percent during the quarter ended December 31, 2002. The average balance of investment securities decreased $38.4 million, or 13 percent, to $264.3 million in the second quarter of fiscal 2004 from $302.7 million in the same quarter of fiscal 2003. The decrease in the average yield of investment securities was primarily a result of higher yielding investment securities called during the preceding 12-month period and replaced with short-term and lower yielding investments.

FHLB stock dividends increased by $2,000, or 1 percent, to $203,000 in the second quarter of fiscal 2004 from $201,000 in the same period of fiscal 2003. This increase was attributable to a higher average balance, partially offset by a lower average yield. The average yield on FHLB stock decreased 132 basis points to 3.69 percent during the second quarter of fiscal 2004 from 5.01 percent during the same period last year. The decrease in the average yield was primarily due to lower dividend accruals based upon the actual dividends received for the prior period. The average balance of FHLB stock increased $6.0 million to $22.0 million during the second quarter of fiscal 2004 from $16.0 million during the same period of fiscal 2003. The increase in FHLB stock was in accordance with the borrowing requirements of the FHLB.

For the six months ended December 31, 2003, total interest income increased $346,000, or 1 percent, to $30.1 million as compared to $29.8 million for the same period of fiscal 2003. This increase was primarily attributable to an increase in the average balance, partly offset by a decrease in the average yield on earning assets. The average yield on earning assets decreased 74 basis points to 5.12 percent during the six months ended December 31, 2003 from 5.86 percent during the same period of fiscal 2003.

Interest income from loans increased by $1.6 million, or 7 percent, to $25.8 million during the first six months of fiscal 2004 from $24.2 million during the same period of fiscal 2003. This increase was primarily attributable to an increase in the average balance, partly offset by a decrease in the average yield on earning assets. The average loans outstanding increased $175.4 million, or 25 percent, to $887.4 million during the six months ended December 31, 2003 from $712.0 million during the same period of fiscal


2003. The average yield on loans decreased 98 basis points to 5.82 percent during the first six months of fiscal 2004 as compared to 6.80 percent during the same period of fiscal 2003. The decline in the average loan yield was primarily attributable to loan prepayments and portfolio loans adjusting to lower interest rates as a result of the significant decline in mortgage interest rates, in addition to new mortgage loans originated with lower interest rates.

Interest income from investment securities decreased $1.3 million, or 25 percent, to $3.9 million during the six months ended December 31, 2003 from $5.2 million during the same period of fiscal 2003. This decrease was primarily a result of decreases in the average yield and the average balance. The yield on the investment securities decreased 66 basis points to 2.91 percent during the six months ending December 31, 2003 from 3.57 percent during the six months ending December 31, 2002. The average balance of investment securities decreased $23.4 million to $265.7 million in the first six months of fiscal 2004 from $289.1 million in the same period of fiscal 2003.

FHLB stock dividends increased $40,000, or 10 percent, to $433,000 in the first six months of fiscal 2004 from $393,000 in the same period of fiscal 2003. The increase was attributable to a higher average balance, partly offset by a lower average yield. The average balance of FHLB stock increased $7.4 million, or 52 percent, to $21.6 million during the first six months of fiscal 2004 from $14.2 million during the same period of fiscal 2003. The average yield on FHLB stock decreased 150 basis points to 4.02 percent during the first six months of fiscal 2004 from 5.52 percent during the same period of fiscal 2003.

Interest income from interest-earning deposits increased $1,000, or 11 percent, to $10,000 in the first six months of fiscal 2004 from $9,000 in the same period of fiscal 2003. This increase was primarily a result of a higher average balance, partly offset by a lower average yield. The average balance of interest-bearing deposits increased to $1.7 million during the first six months of fiscal 2004 from $1.2 million during the same period of fiscal 2003. The increase in the average balance was primarily attributable to an increase of federal funds investments. The average yield on the interest-bearing deposits decreased 25 basis points to 1.20 percent during the first six months of fiscal 2004 from 1.45 percent during the same period of fiscal 2003.

Interest Expense. Total interest expense for the quarter ended December 31, 2003 was $6.5 million as compared to $7.3 million for the same period of fiscal 2003, a decrease of $857,000, or 12 percent. This decrease was primarily attributable to a decrease in the average cost, partially offset by a higher average balance. The average cost of liabilities was 2.31 percent during the quarter ended December 31, 2003, down 60 basis points from 2.91 percent during the same period of fiscal 2003. The average balance of interest-bearing liabilities increased $110.7 million, or 11 percent, to $1.1 billion during the second quarter of fiscal 2004 from $999.2 million during the same period of fiscal 2003.

Interest expense on deposits for the quarter ended December 31, 2003 was $3.4 million as compared to $4.2 million for the same period of fiscal 2003, a decrease of $810,000, or 19 percent. The decrease in interest expense on deposits was primarily attributable to a lower average cost, partially offset by a higher average balance. The average cost of deposits decreased to 1.65 percent during the quarter ended December 31, 2003 from 2.34 percent during the same quarter of fiscal 2003, a decline of 69 basis points. The decline in the average cost of deposits was attributable to the general decline in interest rates and the change in the composition of the deposits. The average balance of transaction account deposits increased to 68 percent of total deposits in the second quarter of fiscal 2004, compared to 52 percent of the total deposits in the same period of fiscal 2003. Average outstanding deposits increased $100.5 million, or 14 percent, to $809.9 million during the quarter ended December 31, 2003 from $709.4 million during the same period of fiscal 2003.

Interest expense on borrowings for the quarter ended December 31, 2003 decreased $47,000, or 1 percent, to $3.1 million from the same period of fiscal 2003. The decrease in interest expense on borrowings was primarily due to a lower average cost, partially offset by a higher average balance. The average cost of borrowings decreased to 4.08 percent for the quarter ended December 31, 2003 from 4.29 percent in the same quarter of fiscal 2003, a decline of 21 basis points. The decline in the average cost of borrowings was primarily attributable to maturing higher cost borrowings replaced with new borrowings at lower costs. The average balance of borrowings was $300.0 million during the quarter ended December 31, 2003 as compared to $289.8 million for the same quarter of fiscal 2003, an increase of $10.2 million, or 4 percent.


For the six months ended December 31, 2003, total interest expense decreased $2.0 million, or 13 percent, to $12.9 million as compared to $14.9 million for the same period of fiscal 2003. The decrease in total interest expense was primarily attributable to a lower average cost, partially offset by a higher average balance. The average cost of interest-bearing liabilities decreased 79 basis points to 2.34 percent during the first six months of fiscal 2004 as compared to 3.13 percent during the same period of fiscal 2003. The average balance of interest-bearing liabilities during the six-month period of fiscal 2004 increased $155.6 million, or 17 percent, to $1.1 billion as compared to $942.0 million during the same period of fiscal 2003.

For the six months ended December 31, 2003, interest expense on deposits decreased $1.9 million, or 22 percent, to $6.8 million as compared to $8.7 million for the same period of fiscal 2003. The decrease in interest expense on deposits was primarily a result of a lower average cost, partially offset by a higher average balance. The average cost of deposits decreased 77 basis points to 1.71 percent during the first six months of fiscal 2004 as compared to 2.48 percent during the same period of fiscal 2003. The decline in the average cost was attributable to the general decline in interest rates and the change in the composition of deposits. The average balance of deposits increased $93.4 million, or 13 percent, to $790.7 million during the first six months of fiscal 2004 from $697.3 million during the same period of fiscal 2003. The average balance of transaction account deposits increased to 66 percent of total deposits in the first six months of fiscal 2004, compared to 52 percent of the total deposits in the same period of fiscal 2003.

For the six months ended December 31, 2003, interest expense on borrowings decreased $22,000 to $6.1 million as compared to $6.2 million for the same period of fiscal 2003. The decrease in interest expense on borrowings was primarily attributable to a lower average cost, partially offset by a higher average balance. The average cost of borrowings decreased 103 basis points to 3.96 percent during the first six months of fiscal 2004 as compared to 4.99 percent during the same period of fiscal 2003. The average balance of borrowings increased $62.2 million, or 25 percent, to $306.9 million in the first six months of fiscal 2004 as compared to $244.7 million during the same period of fiscal 2003. The decline in the average cost of borrowings was primarily attributable to maturing higher cost borrowings replaced with new borrowings at lower costs and an increase in the utilization of overnight borrowings at lower costs.


The following tables depict the average balance sheets for the quarters and six months ended December 31, 2003 and 2002, respectively:

Average Balance Sheet
(Dollars In Thousands)

	Quarter Ended December 31, 2003			Quarter Ended December 31, 2002
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Interest-earning assets:
Loans receivable, net (1)	$ 901,787	$ 12,966	5.75%	$ 751,270	$ 12,471	6.64%
Investment securities	264,273	2,074	3.14%	302,671	2,478	3.27%
FHLB stock	22,029	203	3.69%	16,044	201	5.01%
Interest-earning deposits	2,185	6	1.10%	954	3	1.26%

Total interest-earning assets	1,190,274	15,249	5.12%	1,070,939	15,153	5.66%
Non interest-earning assets	60,149			76,172

Total assets	$ 1,250,423			$ 1,147,111

Interest-bearing liabilities:
Checking and money market accounts(2)	$ 201,500	375	0.74%	$ 190,156	380	0.79%
Savings accounts	345,806	1,389	1.59%	180,864	993	2.18%
Time deposits	262,562	1,609	2.43%	338,422	2,810	3.29%

Total deposits	809,868	3,373	1.65%	709,442	4,183	2.34%
Borrowings	299,993	3,088	4.08%	289,753	3,135	4.29%

Total interest-bearing liabilities	1,109,861	6,461	2.31%	999,195	7,318	2.91%
Non interest-bearing liabilities	36,662			46,251

Total liabilities	1,146,523			1,045,446
Stockholders' equity	103,900			101,665

Total liabilities and stockholders' equity	$ 1,250,423			$ 1,147,111

Net interest income		$ 8,788			$ 7,835

Interest rate spread (3)			2.81%			2.75%
Net interest margin (4)			2.95%			2.93%
Ratio of average interest-earning assets to average interest- bearing liabilities			107.25%			107.18%
Return on average assets			0.99%			1.36%
Return on average equity			11.90%			15.30%

(1) Includes loans held for sale and non-accrual loans, as well as net deferred loan fee amortization of $205,000 and $122,000 for the quarter ended December 31, 2003 and 2002, respectively.
(2) Includes average balance of non-interest bearing checking accounts of $47.3 million and $34.8 million during the quarters ended December 31, 2003 and 2002, respectively.
(3) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


Average Balance Sheet
(Dollars In Thousands)

	Six Months Ended December 31, 2003			Six Months Ended December 31, 2002
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Interest-earning assets:
Loans receivable, net (1)	$ 887,366	$ 25,806	5.82%	$ 711,968	$ 24,205	6.80%
Investment securities	265,732	3,861	2.91%	289,051	5,157	3.57%
FHLB stock	21,554	433	4.02%	14,234	393	5.52%
Interest-earning deposits	1,664	10	1.20%	1,243	9	1.45%

Total interest-earning assets	1,176,316	30,110	5.12%	1,016,496	29,764	5.86%
Non interest-earning assets	65,237			65,697

Total assets	$ 1,241,553			$ 1,082,193

Interest-bearing liabilities:
Checking and money market accounts(2)	$ 205,057	740	0.72%	$ 185,021	816	0.87%
Savings accounts	313,677	2,630	1.66%	176,533	1,924	2.16%
Time deposits	271,976	3,439	2.51%	335,713	5,966	3.53%

Total deposits	790,710	6,809	1.71%	697,267	8,706	2.48%
Borrowings(3)	306,896	6,130	3.96%	244,700	6,152	4.99%

Total interest-bearing liabilities	1,097,606	12,939	2.34%	941,967	14,858	3.13%
Non interest-bearing liabilities	40,233			37,797

Total liabilities	1,137,839			979,764
Stockholders' equity	103,714			102,429

Total liabilities and stockholders' equity	$ 1,241,553			$ 1,082,193

Net interest income		$ 17,171			$ 14,906

Interest rate spread (4)			2.78%			2.73%
Net interest margin (5)			2.92%			2.93%
Ratio of average interest-earning assets to average interest- bearing liabilities			107.17%			107.91%
Return on average assets			1.07%			1.40%
Return on average equity			12.87%			14.81%

(1) Includes loans held for sale and non-accrual loans, as well as net deferred loan fee amortization of $404,000 and $208,000 for the six months ended December 31, 2003 and 2002, respectively.
(2) Includes average balance of non-interest bearing checking accounts of $46.4 million and $33.6 million during the six months ended December 31, 2003 and 2002, respectively.
(3) Includes interest prepayment penalty of $298,000 in the six months ended December 31, 2002.
(4) Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(5) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


The following tables provide the rate/volume variances for the quarters and six months ended December 31, 2003 and 2002, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended December 31, 2003 Compared to Quarter Ended December 31, 2002 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net

Interest income:
Loans receivable (1)	$ (1,669)	$ 2,499	$ (335)	$ 495
Investment securities	(102)	(314)	12	(404)
FHLB stock	(53)	75	(20)	2
Interest-bearing deposits	(1)	4	-	3

Total net change in income on interest-earning assets	(1,825)	2,264	(343)	96
Interest-bearing liabilities:
Checking and money market accounts	(27)	23	(1)	(5)
Savings accounts	(265)	906	(245)	396
Time deposits	(736)	(629)	164	(1,201)
Borrowings	(153)	111	(5)	(47)

Total net change in expense on interest-bearing liabilities	(1,181)	411	(87)	(857)

Net change in net interest income (loss)	$ (644)	$ 1,853	$ (256)	$ 953

(1) Includes loans held for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.

	Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net

Interest income:
Loans receivable (1)	$ (3,504)	$ 5,964	$ (859)	$ 1,601
Investment securities	(957)	(416)	77	(1,296)
FHLB stock	(107)	202	(55)	40
Interest-bearing deposits	(1)	3	(1)	1

Total net change in income on interest-earning assets	(4,569)	5,753	(838)	346
Interest-bearing liabilities:
Checking and money market accounts	(149)	88	(16)	(76)
Savings accounts	(441)	1,493	(346)	706
Time deposits	(1,720)	(1,134)	328	(2,527)
Borrowings	(1,264)	1,565	(323)	(22)

Total net change in expense on interest-bearing liabilities	(3,571)	2,012	(357)	(1,919)

Net change in net interest income (loss)	$ (995)	$ 3,741	$ (481)	$ 2,265

(1) Includes loans held for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.


Provision for Loan Losses. A $269,000 loan loss provision was recorded during the second quarter of fiscal 2004, as compared to $565,000 during the same period of fiscal 2003, a decrease of $296,000, or 52 percent. The loan loss provision was recorded primarily as a result of the sequential quarter growth in loans held for investment; and the increase of "preferred loans" in loans held for investment. For the six months ended December 31, 2003, a $269,000 loan loss provision was recorded as compared to $765,000 for the same period of fiscal 2003, a decrease of $496,000, or 65 percent.

The allowance for loan losses was $7.5 million at December 31, 2003 as compared to $7.2 million at June 30, 2003. The allowance for loan losses as a percentage of gross loans held for investment was 0.85 percent at December 31, 2003 as compared to 0.96 percent at June 30, 2003.

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


The following table is provided to disclose additional details on the Corporation's allowance for loan losses and asset quality:

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
	2003	2002	2003	2002

Allowance at beginning of period	$ 7,213	$ 6,794	$ 7,218	$ 6,579
Provision for loan and lease losses	269	565	269	765
Recoveries:
Consumer Loans	-	21	-	41

Total Recoveries	-	21	-	41

Charge-offs:
Mortgage loans:
Single-family	-	(16)	-	(16)
Consumer Loans	(2)	(3)	(7)	(8)

Total charge-offs	(2)	(19)	(7)	(24)

Net (charge-offs) recoveries	(2)	2	(7)	17

Balance at end of period	$ 7,480	$ 7,361	$ 7,480	$ 7,361

Allowance for loan and lease losses as a percentage of gross loans held for investment	0.85%	1.08%	0.85%	1.08%

Net charge-offs as a percentage of average loans outstanding during the period	-	-	-	-0.01%

Allowance for loan and lease losses as a percentage of non-performing loans at the end of the period	299.56%	481.43%	299.56%	481.43%

Non-Interest Income. Total non-interest income decreased $2.1 million, or 34 percent, to $4.1 million during the quarter ended December 31, 2003 from $6.2 million during the same period of fiscal 2003. The decrease in non-interest income was primarily attributable to decreases in the gain on sale of loans.

The gain on sale of loans decreased $2.2 million, or 45 percent, to $2.7 million for the quarter ended December 31, 2003 from $4.9 million during the same quarter of fiscal 2003. This decrease was primarily the result of a lower volume of loans originated for sale. Total loans originated for sale during the second quarter of fiscal 2004 decreased $129.8 million, or 40 percent, to $192.2 million as compared to $322.0 million in the same period of fiscal 2003. The average loan sale margin for PBM during the second quarter of fiscal 2004 was 1.54 percent, down from 1.60 percent in the same period of fiscal 2003. Loan sale volume, which is defined as PBM loans originated for sale adjusted for the change in commitments to extend credit on loans to be held for sale, was $173.1 million in the second quarter of fiscal 2004 as compared to $305.5 million in the same quarter of fiscal 2003. The gain on sale of loans includes an unfavorable adjustment of $244,000 on derivative financial instruments (SFAS No. 133) in the second quarter of fiscal 2004 as compared to an unfavorable adjustment of $248,000 in the same quarter of fiscal 2003.

The average profit margin for PBM in the second quarter of fiscal 2004 and 2003 was 81 basis points and 109 basis points, respectively. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to


extend credit. The decrease in the profit margin was primarily due to the decline in the gain on sale of loans resulting from the lower volume of loans originated for sale.

For the six months ended December 31, 2003, total non-interest income decreased $3.5 million, or 28 percent, to $8.8 million from $12.3 million during the same period of fiscal 2003. The decrease in non-interest income was primarily attributable to a decrease in the gain on sale of loans.

For the six months ended December 31, 2003, the gain on sale of loans decreased $3.1 million, or 34 percent, to $5.9 million from $9.0 million during the same period of fiscal 2003. This decrease was primarily the result of a lower average loan sale margin, a lower volume of loans originated for sale and an unfavorable SFAS No. 133 adjustment. The average loan sale margin for PBM during the first six months of fiscal 2004 was 1.29 percent as compared to 1.52 percent during the same period of fiscal 2003. The lower loan sale margin was primarily attributable to an increase in interest rate volatility during the first quarter of fiscal 2004, which resulted in higher hedging costs and a less favorable product mix as a result of the high demand for fixed-rate loans. Loan sale volume was $447.5 million in the first half of fiscal 2004 as compared to $590.8 million in the same period of fiscal 2003. The gain on sale of loans includes an unfavorable adjustment of $672,000 on derivative financial instruments (SFAS No. 133) in the six months ended December 31, 2003 as compared to a favorable adjustment of $38,000 in the same period of fiscal 2003.

The average profit margin for PBM in the first six months of fiscal 2004 and 2003 was 80 basis points and 103 basis points, respectively.

Non-Interest Expense. Total non-interest expense increased $134,000, or 2 percent, to $7.2 million in the quarter ended December 31, 2003 from $7.1 million in the same quarter of fiscal 2003. This increase was primarily the result of compensation and marketing costs associated with the new banking center in the Orangecrest area of Riverside, California, which opened in late August 2003, and an increase in incentive compensation as a result of transaction account growth. The Mortgage Banking Division incurred decreased commissions and loan production incentives in the second quarter of fiscal 2004, which were $119,000 lower than in the same period in fiscal 2003. The efficiency ratio in the second quarter of fiscal 2004 increased to 56 percent as compared to 50 percent during the same period of fiscal 2003.

For the six months ended December 31, 2003, total non-interest expense increased $404,000, or 3 percent, to $14.2 million from $13.8 million during the same period of fiscal 2003. This increase was primarily the result of compensation and marketing costs associated with the new banking center, which opened in late August 2003, and an increase in incentive compensation as a result of transaction account growth. For the six months ended December 31, 2003, the efficiency ratio increased to 55 percent from 51 percent during the same period of fiscal 2003.

Income taxes. Income tax expense was $2.3 million for the quarter ended December 31, 2003 as compared to $2.5 million during the same period of fiscal 2003. The effective tax rate for the quarters ended December 31, 2003 and 2002 was approximately 43 percent and 40 percent, respectively. The increase in the effective tax rate was due primarily to the recognition of a $78,000 state tax refund in the second quarter of fiscal 2003.

For the six months ended December 31, 2003, income tax expense was $4.9 million as compared to $5.1 million during the same period of fiscal 2003. The effective tax rate for the six months ended December 31, 2003 and 2002 was approximately 42 percent and 40 percent, respectively.

Asset Quality

Non-accrual loans, which primarily consisted of single-family loans, increased $995,000, or 66 percent, to $2.5 million at December 31, 2003 from $1.5 million at June 30, 2003. No interest accruals were made for loans that were past due 90 days or more.

The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment increased to 0.29 percent at December 31, 2003 from 0.20 percent at June 30, 2003. Non-performing


assets, including real estate owned, as a percentage of total assets increased to 0.19 percent at December 31, 2003 from 0.16 percent at June 30, 2003.

The Bank reviews loans individually to identify when impairment has occurred. Loans are identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Bank may measure impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

The following table is provided to disclose details on asset quality (dollars in thousands):

	At December 31, 2003	At June 30, 2003

Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 2,280	$ 1,309
Commercial business loans	61	32
Consumer loans	156	161

Total	2,497	1,502
Accruing loans which are contractually past due 90 days or more	-	-

Total	-	-
Total of non-accrual and 90 days past due loans	2,497	1,502
Real estate owned	-	523

Total non-performing assets	$ 2,497	$ 2,025

Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net	0.29%	0.20%
Non-accrual and 90 days or more past due loans as a percentage of total assets	0.19%	0.12%
Non-performing assets as a percentage of total assets	0.19%	0.16%


The following table is provided to disclose details related to the volume of loans originated, purchased and sold:

Loan Volume Activities
(In Thousands)

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
	2003	2002	2003	2002

Loans originated for sale:
Retail originations	$ 77,591	$ 122,355	$ 245,016	$ 219,617
Wholesale originations	114,657	199,633	290,191	358,322

Total loans originated for sale	192,248	321,988	535,207	577,939
Loans sold:
Servicing released	(155,684)	(303,273)	(488,777)	(537,640)
Servicing retained(1)	(44,127)	(3,202)	(123,155)	(8,796)

Total loans sold	(199,811)	(306,475)	(611,932)	(546,436)
Loans originated for portfolio:
Mortgage loans:
Single-family	138,191	104,505	264,235	186,057
Multi-family(2)	9,782	9,688	15,102	10,985
Commercial real estate(2)	6,441	7,325	16,909	20,833
Construction	33,971	20,185	57,213	39,128
Commercial business loans	377	810	800	1,821
Consumer loans	30	-	30	-
Other loans	1,914	579	3,182	1,450

Total loans originated for portfolio	190,706	143,092	357,471	260,274
Loans purchased for portfolio:
Mortgage loans:
Multi-family	-	4,570	-	4,570
Commercial real estate	1,198	2,530	1,198	7,592
Construction	-	9,103	9,525	16,130

Total loans purchased for portfolio	1,198	16,203	10,723	28,292

Mortgage loan principal repayments	(103,082)	(111,140)	(222,098)	(205,716)
Real estate acquired in settlement of loans	-	-	-	(649)
Decrease (increase) in receivable from sale of loans	2,806	(26,438)	62,376	(37,327)
(Decrease) increase in other items, net (3)	(2,762)	3,709	(5,216)	6,405

Net increase in loans held for investment and loans held for sale	$ 81,303	$ 40,939	$ 126,531	$ 82,782

(1) Includes $3.0 million of construction loan participations sold in the quarter and the six months ended December 31, 2003.
(2) Reclassification of $9.7 million from commercial real estate loans to multi-family loans for the quarter ended December 31, 2002 and $10.6 million for the six months ended December 31, 2002.
(3) Includes net changes in undisbursed loan funds, deferred loan fees or costs, discounts on loans and allowance for loan losses.


Liquidity and Capital Resources

The Corporation's primary sources of funding include deposits, proceeds from loan interest and scheduled principal payments, sales of loans, loan prepayments, interest income on investment securities, the maturity or principal payments on investment securities, and FHLB advances. While maturities and the scheduled amortization of loans and investment securities are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition.

The Bank has a standard credit facility available from the FHLB of San Francisco equal to 40 percent of its total assets, collateralized by loans and securities. As of December 31, 2003, the Bank's available credit facility from the FHLB was $465.7 million. In addition to the FHLB credit facility, the Bank has an unsecured line of credit in the amount of $45.0 million with its correspondent bank. Additionally, available for sale investment securities, which total $214.7 million as of December 31, 2003, could be sold to generate liquidity.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth, to cover deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash to meet short-term liquidity needs. At December 31, 2003, cash and cash equivalents totaled $24.4 million, or 2 percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Bank may rely on FHLB borrowings or unsecured lines of credit for its liquidity needs.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2001, regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operation. The Bank's average liquidity ratio for the quarter ended December 31, 2003 decreased to 20 percent from 36 percent during the same period ending December 31, 2002. This decrease was primarily a result of redeployment of available cash flows into loans held for investment.

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

The Bank is committed to changing the loan portfolio composition with more emphasis on multi-family, commercial real estate, construction and commercial business loans. These loans generally have higher yields than single-family loans. During the second quarter of fiscal 2004, the volume of loans generated for portfolio increased $32.6 million, or 20 percent, to $191.9 million as compared to $159.3 million in the comparable period last year. Of the total loans generated for portfolio in the second quarter of fiscal 2004, $51.8 million, or 27 percent were "preferred loans."

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


The Bank's actual and required capital amounts and ratios as of December 31, 2003 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 85,152	6.62%
Requirement	25,742	2.00

Excess over requirement	$ 59,410	4.62%

Tier 1 (core) capital	$ 85,152	6.62%
Requirement to be "Well Capitalized"	64,355	5.00

Excess over requirement	$ 20,797	1.62%

Total risk-based capital	$ 92,392	12.09%
Requirement to be "Well Capitalized"	76,435	10.00

Excess over requirement	$ 15,957	2.09%

Tier 1 risk-based capital	$ 85,152	11.14%
Requirement to be "Well Capitalized"	45,861	6.00

Excess over requirement	$ 39,291	5.14%

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

Commitments	December 31, 2003	June 30, 2003

(In Thousands)
Undisbursed loan funds - Construction loans	$ 74,081	$ 67,868
Undisbursed lines of credit - Commercial business loans	10,290	8,527
Undisbursed lines of credit - Consumer loans	8,231	9,020
Commitments to extend credit on loans held for investment	26,173	35,820

Total	$ 118,775	$ 121,235

In accordance with SFAS No. 133 and interpretations of the FASB's Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarters ended December 31, 2003 and 2002 was a loss of $244,000 and a loss of $248,000, respectively.


	December 31, 2003		June 30, 2003		December 31, 2002
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

(In thousands)

Commitments to extend credit on loans to be held for sale including servicing released premiums (1)	$ 26,703	$ 249	$ 121,422	$ 1,099	$ 61,212	$ 1,235
Forward loan sale agreements	20,000	(63)	109,734	306	59,024	(438)
Put option contracts	12,000	73	45,000	235	12,500	13

Total	$ 58,703	$ 259	$ 276,156	$ 1,640	$ 132,736	$ 810

(1) Net of an estimated 25.6% of commitments at December 31, 2003, 29.5% of commitments at June 30, 2003 and 30.0% of commitments at December 31, 2002, which may not fund. The fair value of servicing released premiums at December 31, 2003, June 30, 2003 and December 31, 2002 was $326,000, $1.81 million and $916,000, respectively. The Securities and Exchange Commission staff recently expressed their view that loan commitments that are recognized as derivatives pursuant to SFAS No. 133 are written options, which by definition should be recorded as liabilities. If the new guidance had been implemented at December 31, 2003, the Bank would not have recognized the $326,000 servicing released premium associated with the commitments to extend credit on loans to be held for sale until the underlying loan(s) had sold (subsequent to December 31, 2003) reducing net income by approximately $190,000 for the quarter and six months ended December 31, 2003.

Stockholders' Equity

The ability of the Corporation to pay dividends depends primarily on the ability of the Bank to pay dividends to the Corporation. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for its liquidation account or the regulatory capital requirements imposed by federal and state regulation. During the second quarter of fiscal 2004, the Bank paid $2.0 million of cash dividends to the Corporation for the primary purpose of funding stock repurchases and cash dividends declared to shareholders. Year to date, the Bank paid $4.0 million of cash dividends to the Corporation. On October 24, 2003, the Corporation announced a quarterly dividend of $0.10 per share ($0.07 per share on a post-split basis) on the Corporation's outstanding shares of common stock; a total of $477,000 was paid on December 5, 2003 to shareholders of record on November 4, 2003.

On December 19, 2003, the Corporation announced a 3-for-2 stock split and a quarterly cash dividend. Shareholders of record at the close of business on January 15, 2004 received one additional share of Common Stock for every two shares owned. The additional shares were distributed on February 2, 2004, and cash was paid in lieu of fractional shares. The Corporation also announced a quarterly cash dividend of $0.10 per share, a 50 percent increase to the cash dividend. Shareholders of record at the close of business on January 20, 2004 were entitled to receive the cash dividend, which was distributed on February 6, 2004. The accompanying consolidated financial statements reflect a $726,000 accrued dividend payable.

No shares were repurchased during the second quarter of fiscal 2004. Year to date, a total of 374,958 shares, at an average price of $20.16 per share, were repurchased during the first half of fiscal 2004. As of December 31, 2003, 62 percent of the authorized shares of the August 2003 stock repurchase plan were purchased, leaving approximately 141,669 shares available for future repurchase.

Stock Option Plan and Management Recognition Plan

Pursuant to the Stock Option Plan, options vest at a rate of 20 percent per year over a five-year period. In the second quarter of fiscal 2004, no stock options were granted, while 72,750 shares of stock options were exercised. As of December 31, 2003, a total of 785,850 shares of stock options were outstanding with an average exercise price of $9.93 per share and an average remaining life of 5.52 years.


Pursuant to the Management Recognition Plan, the restricted shares awarded under the plan vest at a rate of 20 percent per year over a five-year period. As of December 31, 2003, a total of 36,526 shares were allocated and outstanding, pending their respective distribution schedules. No MRP shares are available for future awards.

Supplemental Information

	December 31, 2003	June 30, 2003	December 31, 2002

Loans serviced for others (in thousands)	$ 204,524	$ 114,146	$ 108,724
Book value per share	$ 14.55	$ 14.29	$ 13.27

Safe-Harbor Statement

Certain matters in this quarterly report on Form 10-Q for the quarter ended December 31, 2003 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, interest rates, the California real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update this information.

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

Through the use of an internal interest rate risk model, the Bank is able to analyze its interest rate risk exposure by measuring the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the net present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of at least 100 basis points with no effect given to any steps that management might take to counter the effect of the interest rate movement.

The results of the internal interest rate risk model are reconciled with the results provided by the OTS on a quarterly basis. Any significant deviations are researched and adjusted where applicable. Historically, the internal model has generally reflected a more conservative position than the OTS model.


The following table is provided by the OTS and represents the NPV based on the indicated changes in interest rates as of December 31, 2003 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change (1)	Portfolio Value of Assets	NPV as Percentage Of Portfolio Value Assets (2)	Sensitivity Measure (3)

+300 bp	$109,087	$ (46,274)	$ 1,280,299	8.52%	-284 bp
+200 bp	128,501	(26,860)	1,312,193	9.79%	-157 bp
+100 bp	144,394	(10,967)	1,341,640	10.76%	-60 bp
0 bp	155,361		1,367,360	11.36%
-100 bp	159,777	4,416	1,384,703	11.54%	+18 bp

(1) Represents the (decrease) increase of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2003 ("base case").
(2) Calculated as the NPV divided by the portfolio value of assets.
(3) Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is provided by the OTS and represents the change in the NPV at a +200 basis point rate shock at December 31, 2003 and a -100 basis point rate shock at June 30, 2003.

Risk measure: +200/-100 basis point rate shock	At December 31, 2003	At June 30, 2003

	(+200 bp rate shock)	(-100 bp rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	11.36%	9.17%
Post-shock NPV ratio: NPV as a % of PV Assets	9.79%	8.96%
Sensitivity measure: Change in NPV Ratio	157 bp	21 bp

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgage ("ARM") loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could likely deviate significantly from those assumed when calculating the tables above. It is also possible that, as a result of an interest rate increase, the higher mortgage payments required from ARM borrowers could result in an increase in delinquencies and defaults. Changes in market interest rates may also affect the volume and profitability of the Corporation's mortgage banking operations. Accordingly, the data presented in the tables above should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Bank, nor does it represent amounts that would be available for distribution to stockholders in the event of the liquidation of the Corporation.

ITEM 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. An evaluation of the Corporation's disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and the Corporation's Disclosure Committee as of the


end of the period covered by this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)	Changes in Internal Controls. In the quarter ended December 31, 2003, the Corporation did not make any significant changes in, nor were any corrective actions required, regarding its internal controls or other factors that could significantly affect these controls.

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

Item 4. Submission of Matters to a Vote of Stockholders

The Corporation's 2003 Annual Meeting of Stockholders was held on November 18, 2003 at the Riverside Art Museum, 3425 Mission Inn Avenue, Riverside, California. The results of the vote on the three items presented at the meeting were as follows (the results have not been split adjusted):

a)  Election of Directors:
     Shareholders elected the following nominees to the Board of Directors for a three-year term ending in 2006 by the following vote:

	FOR		WITHHELD
	Number of Votes	Percentage	Number of Votes	Percentage
Robert G. Schrader	3,762,932	89.1%	460,002	10.9%
William E. Thomas	4,187,735	99.2%	35,199	0.8%

The following directors, who were not up for re-election at the Annual Meeting of Stockholders, will continue to serve as directors: Joseph P. Barr, Bruce W. Bennett, Debbie H. Guthrie, Craig G. Blunden, Seymour M. Jacobs, and Roy H. Taylor.


b)	Appointment of Independent Auditors:
Stockholders approved the appointment of Deloitte & Touche LLP as the Corporation's independent auditors for the fiscal year ending June 30, 2004 by the following vote:

	Number of Votes	Percentage
FOR	4,192,963	99.3%
AGAINST	20,421	0.5%
ABSTAIN	9,550	0.2%

c)	2003 Stock Option Plan: Shareholders approved the 2003 Stock Option Plan, authorizing the issuance of 235,000 shares of stock options by the following vote:

	Number of Votes	Percentage
FOR	2,647,917	62.7%
AGAINST	223,933	5.3%
ABSTAIN	25,656	0.6%
NON-VOTE	1,325,428	31.4%

Item 5. Other Information

The Southern California wildfires in October 2003 had no material impact on the Corporation's results of operations, financial position or cash flows for the quarter ended December 31, 2003. Also, the recently announced revisions of the real estate investment trust-related tax laws by the State of California Franchise Tax Board will have no impact on the Corporation.

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
(1) The Corporation filed Form 8-K dated October 23, 2003 regarding its earnings for the quarter ended December 31, 2003.
(2) The Corporation filed Form 8-K dated October 24, 2003 regarding a quarterly cash dividend of $0.10 per share on the Corporation's outstanding shares of common stock.
(3) The Corporation filed Form 8-K dated December 19, 2003 regarding a 3-for-2 stock split and a quarterly cash dividend of $0.10 per share on the Corporation's post-split outstanding shares of common stock.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

February 12, 2004	/s/ Craig G. Blunden
Craig G. Blunden Chairman, President and Chief Executive Officer (Principal Executive Officer)

February 12, 2004	/s/ Donavon P. Ternes
Donavon P. Ternes Chief Financial Officer (Principal Financial and Accounting Officer)

<PAGE

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

<PAGE

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 12, 2004	/s/ Donavon P. Ternes
Donavon P. Ternes Chief Financial Officer

<PAGE

Exhibit 32

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ending December 31, 2003 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: February 12, 2004	/s/ Craig G. Blunden
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

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ending December 31, 2003 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: February 12, 2004	/s/ Donavon P. Ternes
Donavon P. Ternes Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Provident Financial Holdings, Inc. and will be retained by Provident Financial Holdings, Inc. and furnished to the staff of the Securities and Exchange Commission or its staff upon request.
