Form 10-Q
period 2004-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2004-05-12
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [Ö ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

             For the quarterly period ended ....................................................... March 31, 2004

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

  Yes  Ö.        No     .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:	As of May 6, 2004
Common stock, $ 0.01 par value, per share	7,197,888 shares*

* Includes 426,069 shares held by the Employee Stock Ownership Plan ("ESOP") that have not been released, committed to be released, or allocated to participant accounts; and 36,526 shares held by the Management Recognition Plan ("MRP") that have been committed to be released and allocated to participant accounts.


PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition as of March 31, 2004 and June 30, 2003 ..........................................................	1
	Consolidated Statements of Operations for the quarters and nine months ended March 31, 2004 and 2003 ....................	2
	Consolidated Statements of Changes in Stockholders' Equity for the quarters and nine months ended March 31, 2004 and 2003 ....................	3
	Consolidated Statements of Cash Flows for the nine months ended March 31, 2004 and 2003 ........................................	5
	Selected Notes to Unaudited Interim Consolidated Financial Statements ...............	6

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations:
	General ...............................................................................................................	12
	Critical Accounting Policies .................................................................................	13
	Comparison of Financial Condition at March 31, 2004 and June 30, 2003 ..........	14
	Comparison of Operating Results for the quarters and nine months ended March 31, 2004 and 2003 ..................	15
	Asset Quality .....................................................................................................	25
	Loan Volume Activities ......................................................................................	26
	Liquidity and Capital Resources .........................................................................	27
	Commitments and Derivative Financial Instruments .............................................	28
	Stockholders' Equity ..........................................................................................	29
	Stock Option Plan and Management Recognition Plan ........................................	29
	Supplemental Information ...................................................................................	30

ITEM 3 -	Quantitative and Qualitative Disclosure about Market Risk ..................................	30

ITEM 4 -	Controls and Procedures ....................................................................................	31

PART II	OTHER INFORMATION

ITEM 1 -	Legal Proceedings ..............................................................................................	32
ITEM 2 -	Changes in Securities .........................................................................................	32
ITEM 3 -	Defaults upon Senior Securities ..........................................................................	32
ITEM 4 -	Submission of Matters to Vote of Shareholders ..................................................	32
ITEM 5 -	Other Information ..............................................................................................	32
ITEM 6 -	Exhibits and Reports on Form 8-K ....................................................................	32

SIGNATURES ............................................................................................................................		33


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Financial Condition
(Unaudited)
Dollars In Thousands

	March 31, 2004	June 30, 2003

Assets
Cash and cash equivalents	$ 32,367	$ 48,851
Investment securities - held to maturity, at amortized cost (fair value $62,501 and $77,210, respectively)	62,202	76,838
Investment securities - available for sale at fair value	214,970	220,273
Loans held for investment, net of allowance for loan losses of $7,884 and $7,218, respectively	881,418	744,219
Loans held for sale, at lower of cost or market	7,102	4,247
Receivable from sale of loans	117,976	114,902
Accrued interest receivable	4,959	4,934
Real estate held for investment, net	10,320	10,643
Other real estate owned, net	-	523
Federal Home Loan Bank stock	27,635	20,974
Premises and equipment, net	8,009	8,045
Prepaid expenses and other assets	7,129	7,057

Total assets	$ 1,374,087	$ 1,261,506

Liabilities and Stockholders' Equity
Liabilities:
Non-interest bearing deposits	$ 44,698	$ 43,840
Interest bearing deposits	800,429	710,266

Total deposits	845,127	754,106

Borrowings	385,385	367,938
Accounts payable, accrued interest and other liabilities	33,591	32,584

Total liabilities	1,264,103	1,154,628

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued and outstanding	-	-
Common stock, $.01 par value; authorized 15,000,000 shares; issued 11,896,565 and 11,769,890 shares, respectively; outstanding 7,206,388 and 7,479,671 shares, respectively	119	118
Additional paid-in capital	56,866	54,691
Retained earnings	107,763	98,660
Treasury stock at cost (4,690,177 and 4,290,219 shares, respectively)	(53,950)	(45,801)
Unearned stock compensation	(2,035)	(2,450)
Accumulated other comprehensive income, net of tax	1,221	1,660

Total stockholders' equity	109,984	106,878

Total liabilities and stockholders' equity	$ 1,374,087	$ 1,261,506

The accompanying notes are an integral part of these consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)
In Thousands, Except Earnings Per Share

	Quarter Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Interest income:
Loans receivable, net	$ 13,643	$ 12,450	$ 39,449	$ 36,655
Investment securities	2,204	2,346	6,065	7,503
FHLB stock	237	234	670	627
Interest-earning deposits	1	1	11	10

Total interest income	16,085	15,031	46,195	44,795

Interest expense:
Checking and money market deposits	335	367	1,074	1,183
Savings deposits	1,358	1,080	3,989	3,004
Time deposits	1,562	2,447	5,001	8,413
Borrowings	3,188	2,968	9,318	9,120

Total interest expense	6,443	6,862	19,382	21,720

Net interest income	9,642	8,169	26,813	23,075
Provision for loan losses	420	205	689	970

Net interest income after provision for loan losses	9,222	7,964	26,124	22,105

Non-interest income
Loan servicing and other fees	533	363	1,599	1,323
Gain on sale of loans, net	3,604	4,935	9,497	13,954
Real estate operations, net	19	177	222	529
Deposit account fees	507	438	1,491	1,312
Gain on sale of investment securities	-	428	-	694
Other	243	359	938	1,185

Total non-interest income	4,906	6,700	13,747	18,997

Non-interest expense
Salaries and employee benefits	4,781	4,557	14,028	13,394
Premises and occupancy	607	606	1,830	1,860
Equipment	430	556	1,279	1,516
Professional expenses	217	157	604	513
Sales and marketing expenses	170	203	707	651
Other	795	901	2,733	2,822

Total non-interest expense	7,000	6,980	21,181	20,756

Income before taxes	7,128	7,684	18,690	20,346
Provision for income taxes	3,014	3,096	7,904	8,175

Net income	$ 4,114	$ 4,588	$ 10,786	$ 12,171

Basic earnings per share	$ 0.61	$ 0.66	$ 1.60	$ 1.69
Diluted earnings per share	$ 0.57	$ 0.61	$ 1.49	$ 1.57
Cash dividends per share	$ 0.10	$ 0.03	$ 0.23	$ 0.10

The accompanying notes are an integral part of these consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars In Thousands, Except Shares
For the Quarters Ended March 31, 2004 and 2003

	Common Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned Stock Compensation	Accumulated Other Comprehensive Income, net of tax	Total

Balance at December 31, 2003	7,226,888	$ 119	$ 56,392	$103,649	$(53,358)	$ (2,180)	$ 527	$105,149

Comprehensive income:
Net income				4,114				4,114
Unrealized holding gain on securities available for sale, net of tax							694	694
Total comprehensive income								4,808

Purchase of treasury stock	(25,000)				(592)			(592)
Exercise of stock options	4,500		44					44
Amortization of MRP						34		34

Tax benefit from non-qualified equity compensation			134					134
Allocations of contribution to ESOP			296			67		363
Prepayment of ESOP loan						44		44

Balance at March 31, 2004	7,206,388	$ 119	$ 56,866	$107,763	$(53,950)	$ (2,035)	$ 1,221	$ 109,984

	Common Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned Stock Compensation	Accumulated Other Comprehensive Income, net of tax	Total

Balance at December 31, 2002	7,553,959	$ 117	$ 52,716	$89,855	$(41,115)	$ (2,686)	$ 1,356	$100,243

Comprehensive income:
Net income				4,588				4,588

Unrealized holding loss on securities available for sale, net of tax							(198)	(198)
Total comprehensive income								4,390

Purchase of treasury stock	(227,700)				(4,234)			(4,234)
Exercise of stock options	126,975	1	886					887
Amortization of MRP						33		33
Allocations of contribution to ESOP			216			68		284
Prepayment of ESOP loan						17		17
Cash dividends				(251)				(251)

Balance at March 31, 2003	7,453,234	$ 118	$53,818	$94,192	$(45,349)	$(2,568)	$ 1,158	$101,369

The accompanying notes are an integral part of these consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders' Equity
 (Unaudited)
Dollars In Thousands, Except Shares
For the Nine Months Ended March 31, 2004 and 2003

	Common Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned Stock Compensation	Accumulated Other Comprehensive Income, net of tax	Total

Balance at June 30, 2003	7,479,671	$ 118	$ 54,691	$98,660	$(45,801)	$ (2,450)	$1,660	$106,878

Comprehensive income:
Net income				10,786				10,786
Unrealized holding gain on securities available for sale, net of tax							(439)	(439)
Total comprehensive income								10,347

Purchase of treasury stock	(393,958)				(8,149)			(8,149)
Exercise of stock options	126,675	1	1,026					1,027
Amortization of MRP						102		102

Tax benefit from non-qualified equity compensation			348					348
Allocations of contribution to ESOP			801			203		1,004
Prepayment of ESOP loan						110		110
Cash dividends				(1,683)				(1,683)

Balance at March 31, 2004	7,206,388	$ 119	$ 56,866	$107,763	$(53,950)	$ (2,035)	$ 1,221	$ 109,984

	Common Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned Stock Compensation	Accumulated Other Comprehensive Income, net of tax	Total

Balance at June 30, 2002	8,194,691	$ 117	$ 52,138	$82,805	$(30,027)	$ (2,866)	$ 864	$103,031

Comprehensive income:
Net income				12,171				12,171

Unrealized holding loss on securities available for sale, net of tax							(294)	(294)
Total comprehensive income								12,465

Purchase of treasury stock	(912,582)				(15,579)			(15,579)
Exercise of stock options	152,288	1	1,090					1,091
Amortization and grants of MRP	18,837				257	41		298
Allocations of contribution to ESOP			590			202		792
Prepayment of ESOP loans						55		55
Cash dividends				(784)				(784)

Balance at March 31, 2003	7,453,234	$ 118	$53,818	$94,192	$(45,349)	$(2,568)	$ 1,158	$101,369

The accompanying notes are an integral part of these consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
 (Unaudited)
Dollars In Thousands

	Nine Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$ 10,786	$ 12,171
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	3,052	4,402
Provision for loan losses	689	970
Gain on sale of loans	(9,497)	(13,954)
Gain on sale of investment securities	-	(694)
Tax benefits from nonqualified compensation	348	- -
Increase in accounts payable and other liabilities	1,312	2,415
Increase in prepaid expense and other assets	(97)	(1,520)
Loans originated for sale	(788,435)	(880,107)
Proceeds from sale of loans	792,003	873,759
Stock based compensation	1,216	1,145

Net cash provided by (used for) operating activities	11,377	(1,413)

Cash flows from investing activities:
Net increase in loans held for investment	(137,275)	(109,568)
Maturity and call of investment securities held to maturity	84,885	174,353
Maturity and call of investment securities available for sale	49,955	43,395
Principal payments from mortgage backed securities	71,432	42,673
Purchase of investment securities held to maturity	(70,380)	(125,944)
Purchase of investment securities available for sale	(119,025)	(199,944)
Proceeds from sales of investment securities available for sale	-	26,112
Purchase of Federal Home Loan Bank stock	(6,661)	(5,352)
Net sales of other real estate owned	423	684
Net purchases of premises and equipment	(878)	(1,012)

Net cash used for investing activities	(127,524)	(154,603)

Cash flows from financing activities:
Net increase in deposits	91,021	65,385
Proceeds from Federal Home Loan Bank advances, net	17,447	110,479
Exercise of stock options	1,027	1,091
Cash dividends	(1,683)	(784)
Treasury stock purchases	(8,149)	(15,579)

Net cash provided by financing activities	99,663	160,592

Net (decrease) increase in cash and cash equivalents	(16,484)	4,576
Cash and cash equivalents at beginning of period	48,851	27,700

Cash and cash equivalents at end of period	$ 32,367	$ 32,276

Supplemental information:
Cash paid for interest	$ 19,146	$ 22,086
Cash paid for income taxes	6,070	7,810
Real estate acquired in settlement of loans	-	649

The accompanying notes are an integral part of these consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

Note 1: Basis of Presentation

The unaudited interim consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The balance sheet data at June 30, 2003 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. (the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2003 (SEC File No. 000-28304). On December 19, 2003 the Corporation declared a three-for-two stock split, distributed in the form of a 50 percent stock dividend on February 2, 2004 to shareholders of record on January 15, 2004. All share and per share information in the accompanying consolidated financial statements have been restated to reflect the stock split. Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation. The results of operations for the interim periods are not indicative of results for the full year.

Note 2: Earnings Per Share and Stock-Based Compensation

Earnings Per Share:
Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2004 and 2003, respectively.

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
	2004	2003	2004	2003

Numerator for basic earnings per share and diluted earnings per share:

Net income available to common stockholders	$ 4,113,878	$ 4,588,022	$ 10,785,559	$ 12,171,318

Denominator for basic earnings per share:
Weighted-average shares	6,740,983	6,936,031	6,741,098	7,183,840

Effect of dilutive securities:
Stock option dilution	457,879	520,400	457,076	513,492
Restricted stock award dilution	14,751	16,509	16,253	44,871

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	7,213,613	7,472,940	7,214,427	7,742,203

Basic earnings per share	$ 0.61	$ 0.66	$ 1.60	$ 1.69
Diluted earnings per share	$ 0.57	$ 0.61	$ 1.49	$ 1.57


Stock-Based Compensation:
Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Corporation has been accounting for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Corporation's common stock at the date of grant over the grant (exercise) price.

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

	For the Quarter		For the Nine Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003

Net income, as reported	$ 4,114	$ 4,588	$ 10,786	$ 12,171
Deduct:
Stock-based compensation expense, net of tax	(57)	(36)	(155)	(127)

Pro forma net income	$ 4,057	$ 4,552	$ 10,631	$ 12,044

Earnings per share:
Basic - as reported	$ 0.61	$ 0.66	$ 1.60	$ 1.69
Basic - pro forma	$ 0.60	$ 0.66	$ 1.58	$ 1.68

Diluted - as reported	$ 0.57	$ 0.61	$ 1.49	$ 1.57
Diluted - pro forma	$ 0.56	$ 0.61	$ 1.47	$ 1.56


Note 3: Operating Segment Reports

The Corporation operates in two business segments: community banking (Provident Savings Bank, F.S.B. ("Bank")) and mortgage banking (Provident Bank Mortgage ("PBM")), a division of the Bank. The following tables set forth condensed income statements and total assets for the Corporation's operating segments for the quarters and nine months ended March 31, 2004 and 2003, respectively (in thousands).

	For the Quarter Ended March 31, 2004
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income	$ 8,608	$ 614	$ 9,222

Non-interest income:
Loan servicing and other fees (1)	(453)	986	533
Gain on sale of loans, net (2)	151	3,453	3,604
Real estate operations, net	19	-	19
Deposit account fees	507	-	507
Other	241	2	243

Total non-interest income	465	4,441	4,906

Non-interest expense:
Salaries and employee benefits	3,181	1,600	4,781
Premises and occupancy	454	153	607
Operating and administrative expenses	963	649	1,612

Total non-interest expense	4,598	2,402	7,000

Income before taxes	$ 4,475	$ 2,653	$ 7,128

Total assets, end of period	$ 1,248,688	$ 125,399	$ 1,374,087

(1)	Includes an inter-company charge of $768,000 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $104,000 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended March 31, 2003
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income	$ 7,212	$ 752	$ 7,964

Non-interest income:
Loan servicing and other fees (1)	(645)	1,008	363
Gain on sale of loans, net (2)	(15)	4,950	4,935
Real estate operations, net	186	(9)	177
Deposit account fees	438	-	438
Gain on sale of investment securities	428	-	428
Other	359	-	359

Total non-interest income	751	5,949	6,700

Non-interest expense:
Salaries and employee benefits	2,961	1,596	4,557
Premises and occupancy	459	147	606
Operating and administrative expenses	1,109	708	1,817

Total non-interest expense	4,529	2,451	6,980

Income before taxes	$ 3,434	$ 4,250	$ 7,684

Total assets, end of period	$ 1,111,453	$ 70,686	$ 1,182,139

(1)	Includes an inter-company charge of $890,000 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $24,000 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.


	For the Nine Months Ended March 31, 2004
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income	$ 24,209	$ 1,915	$ 26,124

Non-interest income:
Loan servicing and other fees (1)	(2,669)	4,268	1,599
Gain on sale of loans, net (2)	(3)	9,500	9,497
Real estate operations, net	149	73	222
Deposit account fees	1,491	-	1,491
Other	918	20	938

Total non-interest income	(114)	13,861	13,747

Non-interest expense:
Salaries and employee benefits	9,343	4,685	14,028
Premises and occupancy	1,365	465	1,830
Operating and administrative expenses	3,174	2,149	5,323

Total non-interest expense	13,882	7,299	21,181

Income before taxes	$ 10,213	$ 8,477	$ 18,690

Total assets, end of period	$ 1,248,688	$ 125,399	$ 1,374,087

(1)	Includes an inter-company charge of $3.63 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $368,000 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Nine Months Ended March 31, 2003
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income	$ 19,840	$ 2,265	$ 22,105

Non-interest income:
Loan servicing and other fees (1)	(2,109)	3,432	1,323
Gain on sale of loans, net (2)	14	13,940	13,954
Real estate operations, net	560	(31)	529
Deposit account fees	1,312	-	1,312
Gain on sale of investment securities	694	-	694
Other	1,185	-	1,185

Total non-interest income	1,656	17,341	18,997

Non-interest expense:
Salaries and employee benefits	8,716	4,678	13,394
Premises and occupancy	1,426	434	1,860
Operating and administrative expenses	3,384	2,118	5,502

Total non-interest expense	13,526	7,230	20,756

Income before taxes	$ 7,970	$ 12,376	$ 20,346

Total assets, end of period	$ 1,111,453	$ 70,686	$ 1,182,139

(1)	Includes an inter-company charge of $2.93 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $25,000 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

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

	March 31,	June 30,
Commitments	2004	2003

(In Thousands)

Undisbursed loan funds - Construction loans	$ 77,428	$ 67,868
Undisbursed lines of credit - Commercial business loans	9,849	8,527
Undisbursed lines of credit - Consumer loans	9,152	9,020
Commitments to extend credit on loans held for investment	25,174	35,820

Total	$ 121,603	$ 121,235

In accordance with SFAS No. 133 and interpretations of the Derivative Implementation Group of the Financial Accounting Standards Board ("FASB"), the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation is not applying hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarters ended March 31, 2004 and 2003 was a loss of $379,000 and a gain of $208,000, respectively.

	March 31, 2004		June 30, 2003		March 31, 2003
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value

(In Thousands)

Commitments to extend credit
on loans to be held for sale,
including servicing released
premiums (1)	$ 70,674	$ (99)	$ 121,422	$ 1,099	$ 102,363	$ 1,746
Forward loan sale agreements	59,000	47	109,734	306	92,636	(594)
Put option contracts ...	19,000	110	45,000	235	21,000	57

Total	$ 148,674	$ 58	$ 276,156	$ 1,640	$ 215,999	$ 1,209

(1)	Net of an estimated 26.2 percent of commitments at March 31, 2004, 29.5 percent of commitments at June 30, 2003 and 30.4 percent of commitments at March 31, 2003, which may not fund. The fair value of servicing released premiums at March 31, 2004, June 30, 2003 and March 31, 2003 were zero (not recognized), $1.8 million and $1.5 million, respectively.

During the third quarter of fiscal 2004, the Corporation adopted the SEC guidance regarding loan commitments that are recognized as derivatives pursuant to SFAS No. 133. As a result of implementing the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," the Corporation excluded the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. The Corporation's previous practice had been to recognize, at the inception of the rate lock, the anticipated servicing released premiums on the underlying loans. The Corporation elected to prospectively apply this guidance to new loan commitments initiated after January 1, 2004. This action resulted


in the delay in recognition of approximately $837,000 of estimated servicing released premiums for the quarter and nine months ended March 31, 2004, which will instead be recognized in future periods when the underlying loans are funded and sold.

Note 5: Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation's contractual obligations at March 31, 2004 and the effect these obligations are expected to have on the Corporation's liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	1 year	Over 1 to	Over 3 to	Over
	Or less	3 years	5 years	5 years	Total

Operating lease obligations	$ 606	$ 933	$ 664	$ 349	$ 2,552
Time deposits	136,538	105,922	39,006	17	281,483
FHLB borrowings	124,500	47,000	102,000	111,885	385,385

Total	$ 261,644	$ 153,855	$ 141,670	$ 112,251	$ 669,420

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, forward loan sale agreements to third parties and commitments to purchase investment securities. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated balance sheet. The Corporation's exposure to credit loss, in the event of non-performance by the other party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments. As of March 31, 2004 and June 30, 2003, these commitments were $95.8 million and $157.2 million, respectively.

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


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

FIN No. 46R:
In December 2003, the FASB issued FIN No. 46R, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosure about variable interest entities that companies are not required to consolidate but which a company has a significant variable interest. The consolidation requirements must be adopted no later than the beginning of the first fiscal year or interim period beginning after March 15, 2004. The adoption of FIN No. 46R is not expected to have a material impact on the Corporation's results of operations, financial position or cash flows.

Note 7: Subsequent Events

On April 21, 2004, the Board of Directors of the Bank declared a cash dividend of $2.0 million to the Corporation, which was paid on April 28, 2004.

On April 22, 2004, the Corporation announced a cash dividend of $0.10 per share on the Corporation's outstanding shares of common stock for shareholders of record at the close of business on May 20, 2004, payable on June 16, 2004.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At March 31, 2004, the Corporation had total assets of $1.4 billion, total deposits of $845.1 million and total stockholders' equity of $110.0 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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


The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation's earnings per share. The Corporation considers the repurchase of its common stock if the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential. Consideration is also given to the Corporation's liquidity, regulatory capital requirements and future capital needs based on the Corporation's current business plan. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is typically one year. Once the stock repurchase program is authorized, management may repurchase the Corporation's common stock from time to time in the open market, depending upon market conditions and the factors described above. On August 5, 2003, the Corporation announced that its Board of Directors authorized the repurchase of up to 5 percent of its common stock, or approximately 369,069 shares, over a one-year period. Please refer to the Issuer Purchases of Equity Securities table under Part II, Item 2 - "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities" on page 32.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 2002. On December 19, 2003, the Corporation announced a quarterly cash dividend of $0.15 per share ($0.10 per share on a post-split basis) for the Corporation's shareholders of record at the close of the business day on January 20, 2004, which was paid on February 6, 2004. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) SFAS No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogeneous loans, (ii) a specific valuation allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these values is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see the "Provision for Loan Losses" narrative on page 22.


SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," requires that off-balance sheet derivatives of the Corporation be recorded in the Consolidated Financial Statements at fair value. Management considers this accounting policy to be a critical accounting policy. The Bank's derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans and option contracts to hedge the risk of the commitments. Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends. The fair value adjustments of the derivatives are recorded in the Consolidated Statements of Operations with offsets to other assets or other liabilities in the Consolidated Statements of Financial Condition. During the third quarter of fiscal 2004, the Corporation adopted the SEC guidance regarding loan commitments that are recognized as derivatives pursuant to SFAS No. 133. As a result of implementing the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," the Corporation excluded the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. The Corporation's previous practice had been to recognize, at the inception of the rate lock, the anticipated servicing released premiums on the underlying loans. The Corporation elected to prospectively apply this guidance to new loan commitments initiated after January 1, 2004. This action resulted in the delay in recognition of approximately $837,000 of estimated servicing released premiums for the quarter and nine months ended March 31, 2004, which will instead be recognized in future periods when the underlying loans are funded and sold.

Comparison of Financial Condition at March 31, 2004 and June 30, 2003

Total assets increased $112.6 million, or 9 percent, to $1.4 billion at March 31, 2004 from $1.3 billion at June 30, 2003. This increase was primarily the result of an increase in loans held for investment, partially offset by a decrease in cash and investment securities.

Total investment securities decreased $19.9 million, or 7 percent, to $277.2 million at March 31, 2004 from $297.1 million at June 30, 2003. For the first nine months of fiscal 2004, $134.8 million of investment securities were called by the issuers and $70.8 million of reductions were the result of mortgage-backed securities principal paydowns, while $188.1 million of investment securities were purchased. The high volume of called securities was primarily the result of a high volume of callable bonds purchased with coupon rates higher than market interest rates and short call dates during the period. The securities called were government agency callable bonds and were primarily issued by the FHLB, the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

Loans held for investment increased $137.2 million, or 18 percent, to $881.4 million at March 31, 2004 from $744.2 million at June 30, 2003. In the first nine months of fiscal 2004, the Bank originated $500.1 million of loans held for investment, of which $160.4 million, or 32 percent, were "preferred loans" (multi-family, commercial real estate, construction and commercial business loans), including the purchase of $21.5 million of "preferred loans" during the period. The collateral that secures the purchased loans is located primarily in Southern California. Total loan prepayments during the first nine months of fiscal 2004 were $334.3 million. The balance of "preferred loans" increased to $229.6 million, or 26 percent of loans held for investment at March 31, 2004, as compared to $212.8 million, or 29 percent of loans held for investment, at June 30, 2003. Purchased loans serviced by others at March 31, 2004 were $36.3 million or 4 percent of loans held for investment, compared to $45.2 million, or 6 percent of loans held for investment at June 30, 2003.

Loans held for sale increased $2.9 million, or 69 percent, to $7.1 million at March 31, 2004 from $4.2 million at June 30, 2003. The increase was the result of the timing differences between loan funding and loan sale dates.

Receivable from the sale of loans increased $3.1 million, or 3 percent, to $118.0 million at March 31, 2004 from $114.9 million at June 30, 2003. The increase was the result of the timing differences between loan sale and loan sale settlement dates.

Total deposits increased $91.0 million, or 12 percent, to $845.1 million at March 31, 2004 from $754.1 million at June 30, 2003. This increase was primarily attributable to an increase of $100.2 million in transaction accounts and a decrease of $9.3 million in time deposits. The Corporation continues to emphasize transaction accounts and fee generating products by building client relationships.


Borrowings, which consisted entirely of FHLB advances, increased $17.5 million, or 5 percent, to $385.4 million at March 31, 2004 from $367.9 million at June 30, 2003. The weighted-average maturity of the Corporation's existing FHLB advances was approximately 40 months (30 months, based on put dates) at March 31, 2004 as compared to the weighted-average maturity of 36 months (24 months, based on put dates) at June 30, 2003.

Total stockholders' equity increased $3.1 million, or 3 percent, to $110.0 million at March 31, 2004, from $106.9 million at June 30, 2003, primarily as a result of the net income during the first nine months of fiscal 2004, which was partly offset by stock repurchases. A total of 399,958 shares, at an average price of $20.38 per share, were repurchased during the first nine months of fiscal 2004. As of March 31, 2004, 68 percent of the existing authorized shares were repurchased; leaving approximately 116,669 shares available for future repurchases.

Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2004 and 2003

The Corporation's net income for the third quarter ended March 31, 2004 was $4.1 million, a decrease of $474,000, or 10 percent, from $4.6 million during the same quarter of fiscal 2003. This decrease was primarily attributable to a decrease in the gain on sale of loans and partly offset by an increase in net interest income. For the nine months ended March 31, 2004, the Corporation's net income was $10.8 million, down $1.4 million, or 11 percent, from $12.2 million during the same period of fiscal 2003. This decrease was primarily attributable to decreases in the gain on sale of loans and gain on sale of investment securities, partially offset by an increase in net interest income.

The Corporation's net interest income before loan loss provisions increased by $1.4 million, or 17 percent, to $9.6 million for the quarter ended March 31, 2004 from $8.2 million during the comparable period of fiscal 2003. This increase was the result of higher average earning assets and a higher net interest margin. The average balance of earning assets increased $145.2 million, or 13 percent, to $1.2 billion in the third quarter of fiscal 2004 from $1.1 billion in the comparable period of fiscal 2003. The net interest margin increased to 3.09 percent in the third quarter of fiscal 2004, up 13 basis points from 2.96 percent during the same period of fiscal 2003. The increase in the net interest margin during the third quarter of fiscal 2004 was primarily attributable to a decline in the average cost of funds, which outpaced the decline in the average yield of earning assets. For the nine months ended March 31, 2004, net interest income before loan loss provisions was $26.8 million, up $3.7 million, or 16 percent, from $23.1 million during the same period of fiscal 2003. This increase was the result of higher average earning assets and a higher net interest margin. The average balance of earning assets increased $153.9 million, or 15 percent, to $1.2 billion in the first nine months of fiscal 2004 from $1.0 billion in the comparable period of fiscal 2003. The net interest margin increased to 2.98 percent in the first nine months of fiscal 2004, up 4 basis points from 2.94 percent during the same period of fiscal 2003.

The Corporation's efficiency ratio increased to 48 percent in the third quarter of fiscal 2004 from 47 percent in the same period of fiscal 2003. For the nine months ended March 31, 2004 and 2003, the efficiency ratio was 52 percent and 49 percent, respectively.

Return on average assets for the quarter ended March 31, 2004 decreased 31 basis points to 1.25 percent from 1.56 percent in the same period last year. For the nine months ended March 31, 2004 and 2003, the return on average assets was 1.13 percent and 1.46 percent, respectively, a decrease of 33 basis points.

Return on average equity for the quarter ended March 31, 2004 decreased to 15.33 percent from 18.34 percent in the same period last year. For the nine months ended March 31, 2004 and 2003, the return on average equity was 13.65 percent and 15.94 percent, respectively.

Diluted earnings per share for the quarter ended March 31, 2004 were $0.57, a decrease of 7 percent from $0.61 for the quarter ended March 31, 2003. For the nine months ended March 31, 2004 and 2003, diluted earnings per share were $1.49 and $1.57, respectively, a decrease of 5 percent.


Interest Income. Total interest income increased by $1.1 million, or 7 percent, to $16.1 million for the third quarter of fiscal 2004 from $15.0 million in the same quarter of fiscal 2003. This increase was primarily the result of a higher average balance of earning assets, partially offset by a lower average earning asset yield. The average yield on earning assets during the third quarter of fiscal 2004 was 5.16 percent, 29 basis points lower than the average yield of 5.45 percent during the same period of fiscal 2003.

Loan interest income increased $1.1 million, or 9 percent, to $13.6 million in the quarter ended March 31, 2004 from $12.5 million for the same quarter of fiscal 2003. This increase was attributable to a higher average loan balance, partially offset by a lower average loan yield. The average balance of loans outstanding, including the loans held for sale, increased $177.7 million, or 23 percent, to $945.3 million during the third quarter of fiscal 2004 from $767.6 million during the same quarter of fiscal 2003. The average loan yield during the third quarter of fiscal 2004 decreased to 5.77 percent from 6.49 percent during the same quarter last year. The decline in the average loan yield was primarily attributable to the prepayment of higher yielding loans, adjustable portfolio loans adjusting to lower interest rates and new mortgage loans originated with lower interest rates.

Interest income from investment securities decreased $142,000, or 6 percent, to $2.2 million during the quarter ended March 31, 2004 from $2.3 million during the same quarter of fiscal 2003. This decrease was primarily a result of a decrease in average balance, partly offset by an increase in average yield. The average balance of investment securities decreased $39.8 million, or 13 percent, to $276.8 million in the third quarter of fiscal 2004 from $316.6 million in the same quarter of fiscal 2003. The average yield on the investment securities portfolio increased 22 basis points to 3.18 percent during the quarter ended March 31, 2004 from 2.96 percent during the quarter ended March 31, 2003. The increase in the average yield of investment securities was primarily a result of a reduction of the mortgage-backed securities ("MBS") principal paydowns with a corresponding reduction to the MBS premium amortization. Larger than anticipated MBS principal paydowns causes an accelerated amortization of MBS purchase premiums. The accelerated amortization in the third quarter of fiscal 2004 declined by $194,000 to $213,000 as compared to $407,000 in the same quarter of fiscal 2003. This decline in the accelerated amortization resulted in an increase of 28 basis points in the investment yield.

FHLB stock dividends increased by $3,000, or 1 percent, to $237,000 in the third quarter of fiscal 2004 from $234,000 in the same period of fiscal 2003. This increase was attributable to a higher average balance, partially offset by a lower average yield. The average balance of FHLB stock increased $7.1 million to $25.2 million during the third quarter of fiscal 2004 from $18.1 million during the same period of fiscal 2003. The increase in FHLB stock was in accordance with the borrowing requirements of the FHLB. The average yield on FHLB stock decreased 140 basis points to 3.76 percent during the third quarter of fiscal 2004 from 5.16 percent during the same period last year. The decrease in the average yield was primarily a result of lower dividend accruals based upon the actual dividends received in the prior periods.

For the nine months ended March 31, 2004, total interest income increased $1.4 million, or 3 percent, to $46.2 million as compared to $44.8 million for the same period of fiscal 2003. This increase was primarily attributable to an increase in the average balance, partly offset by a decrease in the average yield on earning assets. The average yield on earning assets decreased 57 basis points to 5.14 percent during the nine months ended March 31, 2004 from 5.71 percent during the same period of fiscal 2003.

Interest income from loans increased by $2.7 million, or 7 percent, to $39.4 million during the first nine months of fiscal 2004 from $36.7 million during the same period of fiscal 2003. This increase was primarily attributable to an increase in the average balance, partly offset by a decrease in the average yield on earning assets. The average loans outstanding increased $164.2 million, or 22 percent, to $894.7 million during the nine months ended March 31, 2004 from $730.5 million during the same period of fiscal 2003. The average yield on loans decreased 81 basis points to 5.88 percent during the first nine months of fiscal 2004 as compared to 6.69 percent during the same period of fiscal 2003. The decline in the average loan yield was primarily attributable to loan prepayments and portfolio loans adjusting to lower interest rates as a result of the significant decline in mortgage interest rates, in addition to new mortgage loans originated with lower interest rates.

Interest income from investment securities decreased $1.4 million, or 19 percent, to $6.1 million during the nine months ended March 31, 2004 from $7.5 million during the same period of fiscal 2003. This decrease


was primarily a result of decreases in the average balance and the average yield. The average balance of investment securities decreased $17.9 million to $280.3 million in the first nine months of fiscal 2004 from $298.2 million in the same period of fiscal 2003. The yield on the investment securities decreased 47 basis points to 2.88 percent during the nine months ending March 31, 2004 from 3.35 percent during the nine months ending March 31, 2003. The decrease in the average yield of investment securities was primarily due to an increase of the MBS principal paydowns which accelerated the MBS premium amortization. The accelerated amortization in the first nine months of fiscal 2004 increased by $553,000 to $1.2 million from $695,000 in the same period of fiscal 2003. The increase in the accelerated amortization resulted in a decrease to the investment yield of 26 basis points.

FHLB stock dividends increased $43,000, or 7 percent, to $670,000 in the first nine months of fiscal 2004 from $627,000 in the same period of fiscal 2003. The increase was attributable to a higher average balance, partly offset by a lower average yield. The average balance of FHLB stock increased $7.3 million, or 47 percent, to $22.8 million during the first nine months of fiscal 2004 from $15.5 million during the same period of fiscal 2003. The average yield on FHLB stock decreased 146 basis points to 3.92 percent during the first nine months of fiscal 2004 from 5.38 percent during the same period of fiscal 2003.

Interest income from interest-earning deposits increased $1,000, or 10 percent, to $11,000 in the first nine months of fiscal 2004 from $10,000 in the same period of fiscal 2003. This increase was primarily a result of a higher average balance, partly offset by a lower average yield. The average balance of interest-bearing deposits increased to $1.3 million during the first nine months of fiscal 2004 from $929,000 during the same period of fiscal 2003. The increase in the average balance was primarily attributable to an increase of federal funds investments. The average yield on the interest-bearing deposits decreased 29 basis points to 1.15 percent during the first nine months of fiscal 2004 from 1.44 percent during the same period of fiscal 2003.

Interest Expense. Total interest expense for the quarter ended March 31, 2004 was $6.4 million as compared to $6.9 million for the same period of fiscal 2003, a decrease of $419,000, or 6 percent. This decrease was primarily attributable to a decrease in the average cost, partially offset by a higher average balance. The average cost of liabilities was 2.21 percent during the quarter ended March 31, 2004, down 49 basis points from 2.70 percent during the same period of fiscal 2003. The average balance of interest-bearing liabilities increased $135.3 million, or 13 percent, to $1.2 billion during the third quarter of fiscal 2004 from $1.0 billion during the same period of fiscal 2003.

Interest expense on deposits for the quarter ended March 31, 2004 was $3.3 million as compared to $3.9 million for the same period of fiscal 2003, a decrease of $639,000, or 16 percent. The decrease in interest expense on deposits was primarily attributable to a lower average cost, partially offset by a higher average balance. The average cost of deposits decreased to 1.58 percent during the quarter ended March 31, 2004 from 2.17 percent during the same quarter of fiscal 2003, a decline of 59 basis points. The decline in the average cost of deposits was attributable to the general decline in interest rates and the change in the composition of the deposits. The average balance of deposits increased $101.6 million, or 14 percent, to $828.3 million during the quarter ended March 31, 2004 from $726.7 million during the same period of fiscal 2003. The average balance of transaction account deposits increased to 68 percent of total deposits in the third quarter of fiscal 2004, compared to 56 percent of total deposits in the same period of fiscal 2003.

Interest expense on borrowings for the quarter ended March 31, 2004 increased $220,000, or 7 percent, to $3.2 million from $3.0 million for the same period of fiscal 2003. The increase in interest expense on borrowings was primarily a result of a higher average balance, partially offset by a lower average cost. The average balance of borrowings increased $33.7 million, or 11 percent, to $339.2 million during the quarter ended March 31, 2004 from $305.5 million during the same period of fiscal 2003. The average cost of borrowings decreased to 3.77 percent for the quarter ended March 31, 2004 from 3.94 percent in the same quarter of fiscal 2003, a decline of 17 basis points. The decline in the average cost of borrowings was primarily attributable to maturing higher cost borrowings replaced with new borrowings at lower costs.

For the nine months ended March 31, 2004, total interest expense decreased $2.3 million, or 11 percent, to $19.4 million as compared to $21.7 million for the same period of fiscal 2003. The decrease in total interest expense was primarily attributable to a lower average cost, partially offset by a higher average balance. The average cost of interest-bearing liabilities decreased 68 basis points to 2.30 percent during the first nine months of fiscal 2004 as compared to 2.98 percent during the same period of fiscal 2003. The


average balance of interest-bearing liabilities during the nine-month period of fiscal 2004 increased $148.9 million, or 15 percent, to $1.1 billion as compared to $972.0 million during the same period of fiscal 2003.

For the nine months ended March 31, 2004, interest expense on deposits decreased $2.5 million, or 20 percent, to $10.1 million as compared to $12.6 million for the same period of fiscal 2003. The decrease in interest expense on deposits was primarily a result of a lower average cost, partially offset by a higher average balance. The average cost of deposits decreased 71 basis points to 1.66 percent during the first nine months of fiscal 2004 as compared to 2.37 percent during the same period of fiscal 2003. The decline in the average cost was attributable to the general decline in interest rates and the change in the composition of deposits. The average balance of deposits increased $96.1 million, or 14 percent, to $803.2 million during the first nine months of fiscal 2004 from $707.1 million during the same period of fiscal 2003. The average balance of transaction account deposits increased to 66 percent of total deposits in the first nine months of fiscal 2004, compared to 53 percent of total deposits in the same period of fiscal 2003.

For the nine months ended March 31, 2004, interest expense on borrowings increased $198,000, or 2 percent, to $9.3 million as compared to $9.1 million for the same period of fiscal 2003. The increase in interest expense on borrowings was primarily attributable to a higher average balance, partially offset by a lower average cost. The average balance of borrowings increased $52.7 million, or 20 percent, to $317.7 million in the first nine months of fiscal 2004 as compared to $265.0 million during the same period of fiscal 2003. The average cost of borrowings decreased 69 basis points to 3.89 percent during the first nine months of fiscal 2004 as compared to 4.58 percent during the same period of fiscal 2003. The decline in the average cost of borrowings was primarily attributable to maturing higher cost borrowings replaced with new borrowings at lower costs.


The following tables depict the average balance sheets for the quarters and nine months ended March 31, 2004 and 2003, respectively:

Average Balance Sheets
(Dollars in Thousands)

	Quarter Ended			Quarter Ended
	March 31, 2004			March 31, 2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets:
Loans receivable, net (1)	$ 945,349	$ 13,643	5.77%	$ 767,646	$ 12,450	6.49%
Investment securities	276,845	2,204	3.18%	316,573	2,346	2.96%
FHLB stock	25,191	237	3.76%	18,139	234	5.16%
Interest-earning deposits	502	1	0.72%	301	1	1.33%

Total interest-earning assets	1,247,887	16,085	5.16%	1,102,659	15,031	5.45%

Non interest-earning assets	72,346			74,052

Total assets	$ 1,320,233			$ 1,176,711

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 210,772	335	0.64%	$ 195,514	367	0.76%
Savings accounts	354,170	1,358	1.54%	212,766	1,080	2.06%
Time deposits	263,325	1,562	2.38%	318,378	2,447	3.12%

Total deposits	828,267	3,255	1.58%	726,658	3,894	2.17%

Borrowings	339,186	3,188	3.77%	305,522	2,968	3.94%

Total interest-bearing liabilities	1,167,453	6,443	2.21%	1,032,180	6,862	2.70%

Non interest-bearing liabilities	45,444			44,456

Total liabilities	1,212,897			1,076,636

Stockholders' equity	107,336			100,075

Total liabilities and stockholders' equity
	$ 1,320,233			$ 1,176,711

Net interest income		$ 9,642			$ 8,169

Interest rate spread (3)			2.95%			2.75%
Net interest margin (4)			3.09%			2.96%
Ratio of average interest-earning assets to average interest-bearing liabilities

			106.89%			106.83%
Return on average assets			1.25%			1.56%
Return on average equity			15.33%			18.34%

(1)	Includes loans held for sale and non-accrual loans, as well as net deferred loan fee amortization of $209,000 and $183,000 for the quarter ended March 31, 2004 and 2003, respectively.
(2)	Includes average balance of non-interest bearing checking accounts of $43.6 million and $38.2 million during the quarters ended March 31, 2004 and 2003, respectively.
(3)	Represents the difference between weighted-average yield on all interest-earning assets and weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


Average Balance Sheets
(Dollars in Thousands)

	Nine Months Ended			Nine Months Ended
	March 31, 2004			March 31, 2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets:
Loans receivable, net (1)	$ 894,690	$ 39,449	5.88%	$ 730,527	$ 36,655	6.69%
Investment securities	280,330	6,065	2.88%	298,225	7,503	3.35%
FHLB stock	22,766	670	3.92%	15,536	627	5.38%
Interest-earning deposits	1,277	11	1.15%	929	10	1.44%

Total interest-earning assets	1,199,063	46,195	5.14%	1,045,217	44,795	5.71%

Non interest-earning assets	70,352			69,682

Total assets	$ 1,269,415			$ 1,114,899

Interest-bearing liabilities:
Checking and money market accounts (2)	$201,952	1,074	0.71%	$188,518	1,183	0.84%
Savings accounts	332,185	3,989	1.59%	188,611	3,004	2.12%
Time deposits	269,092	5,001	2.47%	329,935	8,413	3.40%

Total deposits	803,229	10,064	1.66%	707,064	12,600	2.37%

Borrowings (3)	317,659	9,318	3.89%	264,974	9,120	4.58%

Total interest-bearing liabilities	1,120,888	19,382	2.30%	972,038	21,720	2.98%

Non interest-bearing liabilities	43,207			41,057

Total liabilities	1,164,095			1,013,095

Stockholders' equity	105,320			101,804

Total liabilities and stockholders' equity
	$ 1,269,415			$ 1,114,899

Net interest income		$ 26,813			$ 23,075

Interest rate spread (4)			2.84%			2.73%
Net interest margin (5)			2.98%			2.94%
Ratio of average interest-earning assets to average interest-bearing liabilities

			106.97%			107.53%
Return on average assets			1.13%			1.46%
Return on average equity			13.65%			15.94%

(1)	Includes loans held for sale and non-accrual loans, as well as net deferred loan fee amortization of $613,000 and $391,000 for the nine months ended March 31, 2004 and 2003, respectively.
(2)	Includes average balance of non-interest bearing checking accounts of $45.3 million and $35.3 million during the nine months ended March 31, 2004 and 2003, respectively.
(3)	Includes interest prepayment penalty of $298,000 in the nine months ended March 31, 2003.
(4)	Represents the difference between weighted-average yield on all interest-earning assets and weighted-average rate on all interest-bearing liabilities.
(5)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


The following tables provide the rate/volume variances for the quarters and nine months ended March 31, 2004 and 2003, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended March 31, 2004 Compared
	to Quarter Ended March 31, 2003
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net

Interest income:
Loans receivable (1)	$ (1,370)	$ 2,883	$ (320)	$ 1,193
Investment securities	174	(294)	(22)	(142)
FHLB stock	(63)	91	(25)	3
Interest-bearing deposits	(1)	1	-	-

Total net change in income on interest-earning assets
	(1,260)	2,681	(367)	1,054

Interest-bearing liabilities:
Checking and money market accounts	(56)	29	(5)	(32)
Savings accounts	(263)	724	(183)	278
Time deposits	(559)	(427)	101	(885)
Borrowings	(96)	330	(14)	220

Total net change in expense on interest-bearing liabilities
	(974)	656	(101)	(419)

Net change in net interest income (loss)
	$ (286)	$ 2,025	$ (266)	$ 1,473

(1)	Includes loans held for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2004 Compared
	to Nine Months Ended March 31, 2003
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net

Interest income:
Loans receivable (1)	$ (4,446)	$ 8,237	$ (997)	$ 2,794
Investment securities	(1,051)	(450)	63	(1,438)
FHLB stock	(170)	292	(79)	43
Interest-bearing deposits	(2)	4	(1)	1

Total net change in income on interest-earning assets
	(5,669)	8,083	(1,014)	1,400

Interest-bearing liabilities:
Checking and money market accounts	(181)	85	(13)	(109)
Savings accounts	(730)	2,287	(572)	985
Time deposits	(2,283)	(1,554)	425	(3,412)
Borrowings	(1,342)	1,813	(273)	198

Total net change in expense on interest-bearing liabilities
	(4,536)	2,631	(433)	(2,338)

Net change in net interest income (loss)
	$ (1,133)	$ 5,452	$ (581)	$ 3,738

(1)	Includes loans held for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.


Provision for Loan Losses. A $420,000 loan loss provision was recorded during the third quarter of fiscal 2004, as compared to $205,000 during the same period of fiscal 2003, an increase of $215,000, or 105 percent. The loan loss provision was recorded primarily as a result of the downgrade of six commercial business loans to two borrowers, and in response to loan growth during the third quarter of fiscal 2004, particularly in "preferred" loans which have higher risk than single-family loans. The downgrades of the commercial business loans were primarily attributable to a lowering of the credit quality of the two borrowers during the quarterly loan evaluation. The allowance for loan losses is considered sufficient to absorb potential losses inherent in loans held for investment. For the nine months ended March 31, 2004, a $689,000 loan loss provision was recorded as compared to $970,000 for the same period of fiscal 2003, a decrease of $281,000, or 29 percent.

The allowance for loan losses was $7.9 million at March 31, 2004 as compared to $7.2 million at June 30, 2003. The allowance for loan losses as a percentage of gross loans held for investment was 0.89 percent at March 31, 2004 as compared to 0.96 percent at June 30, 2003.

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


The following table is provided to disclose additional details on the Corporation's allowance for loan losses and asset quality:
	For the Quarter Ended		For Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

Allowance at beginning of period	$ 7,480	$ 7,361	$ 7,218	$ 6,579
Provision for loan and lease losses	420	205	689	970
Recoveries:
Consumer loans	1	3	1	45

Total recoveries	1	3	1	45

Charge-offs:
Mortgage loans:
Single-family	-	-	-	(16)
Commercial business loans	-	(219)	-	(219)
Consumer loans	(2)	-	(9)	(9)
Other loans	(15)	-	(15)	-

Total charge-offs	(17)	(219)	(24)	(244)

Net charge-offs	(16)	(216)	(23)	(199)

Balance at end of period	$ 7,884	$ 7,350	$ 7,884	$ 7,350

Allowance for loan and lease losses as a percentage of gross loans held for investment

	0.89%	1.04%	0.89%	1.04%

Net charge-offs as a percentage of average loans outstanding during the period

	0.01%	0.11%	-	0.11%

Allowance for loan and lease losses as a percentage of non-performing loans at the end of the period

	522.47%	943.52%	522.47%	943.52%

Non-Interest Income. Total non-interest income decreased $1.8 million, or 27 percent, to $4.9 million during the quarter ended March 31, 2004 from $6.7 million during the same period of fiscal 2003. The decrease in non-interest income was primarily attributable to a decrease in the gain on sale of loans.

The gain on sale of loans decreased $1.3 million, or 27 percent, to $3.6 million for the quarter ended March 31, 2004 from $4.9 million during the same quarter of fiscal 2003. This decrease was primarily the result of a lower volume of loans originated for sale and a lower average loan sale margin. Total loans originated for sale during the third quarter of fiscal 2004 decreased $50.1 million, or 17 percent, to $252.1 million as compared to $302.2 million in the same period of fiscal 2003. The average loan sale margin for PBM during the third quarter of fiscal 2004 was 1.17 percent, down from 1.42 percent in the same period of fiscal 2003. Loan sale volume, which is defined as PBM loans originated for sale adjusted for the change in commitments to extend credit on loans to be held for sale, was $294.1 million in the third quarter of fiscal 2004 as compared to $347.6 million in the same quarter of fiscal 2003. The gain on sale of loans in the third quarter of fiscal 2004 includes an unfavorable adjustment of $379,000 on derivative financial instruments in connection with the implementation of SFAS No. 133 as compared to a favorable adjustment of $208,000 in the same quarter of fiscal 2003.


During the third quarter, the Corporation implemented the SEC guidance described in the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," which does not allow for the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. Consequently, the Corporation excluded from its SFAS No. 133 adjustment $837,000 of estimated servicing released premiums. This income will be realized in future periods when the underlying loans are funded and sold. Had the estimated servicing released premiums of $837,000 been included in the gain on sale of loans this quarter, the loan sale margin would have been 1.46 percent, accounting for a difference of 29 basis points.

The average profit margin for PBM in the third quarter of fiscal 2004 and 2003 was 71 basis points and 98 basis points, respectively. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit. The decrease in the profit margin was primarily attributable to the decline in the gain on sale of loans resulting from the lower volume of loans originated for sale.

For the nine months ended March 31, 2004, total non-interest income decreased $5.3 million, or 28 percent, to $13.7 million from $19.0 million during the same period of fiscal 2003. The decrease in non-interest income for the nine-month period was primarily attributable to a decrease in the gain on sale of loans.

For the nine months ended March 31, 2004, the gain on sale of loans decreased $4.5 million, or 32 percent, to $9.5 million from $14.0 million during the same period of fiscal 2003. This decrease was primarily the result of a lower average loan sale margin, a lower volume of loans originated for sale and an unfavorable SFAS No. 133 adjustment. The average loan sale margin for PBM during the first nine months of fiscal 2004 was 1.28 percent as compared to 1.48 percent during the same period of fiscal 2003. Loan sale volume was $741.7 million in the first nine months of fiscal 2004 as compared to $938.4 million in the same period of fiscal 2003. The gain on sale of loans in the nine months ended March 31, 2004 includes an unfavorable adjustment of $1.1 million on derivative financial instruments in connection with the implementation of SFAS No. 133 as compared to a favorable adjustment of $246,000 in the same period of fiscal 2003. Had the estimated servicing released premiums of $837,000 been included in the gain on sale of loans this period, the loan sale margin would have been 1.39 percent, accounting for a difference of 11 basis points.

The average profit margin for PBM in the first nine months of fiscal 2004 and 2003 was 77 basis points and 101 basis points, respectively.

Non-Interest Expense. Total non-interest expense was relatively unchanged at $7.0 million in the quarter ended March 31, 2004 from the same quarter of fiscal 2003. An increase in compensation expense was largely offset by reductions in equipment expense, sales and marketing expenses and other expense. The increase in compensation was related to retail banking (including the new banking center opened in late August 2003), and the construction loan and commercial real estate departments, which were responsible for the growth in deposits and preferred loans. The decrease in equipment expense was primarily the result of completing the depreciation of software licenses related to the year 2000 project. The efficiency ratio in the third quarter of fiscal 2004 increased slightly to 48 percent as compared to 47 percent during the same period of fiscal 2003.

For the nine months ended March 31, 2004, total non-interest expense increased $425,000, or 2 percent, to $21.2 million from $20.8 million during the same period of fiscal 2003. This increase was primarily a result of the increase in compensation and marketing expenses, partially offset by decreases in equipment and other expenses. For the nine months ended March 31, 2004, the efficiency ratio increased to 52 percent from 49 percent during the same period of fiscal 2003.

Income taxes. Income tax expense was $3.0 million for the quarter ended March 31, 2004 as compared to $3.1 million during the same period of fiscal 2003. The effective tax rate for the quarters ended March 31, 2004 and 2003 was approximately 42 percent and 40 percent, respectively.

For the nine months ended March 31, 2004, income tax expense was $7.9 million as compared to $8.2 million during the same period of fiscal 2003. The effective tax rate for the nine months ended March 31, 2004 and 2003 was approximately 42 percent and 40 percent, respectively. The increase in the effective


tax rate was primarily a result of the recognition of a $78,000 state tax refund in the third quarter of fiscal 2003.

Asset Quality

Non-accrual loans, which primarily consisted of single-family loans, remained relatively unchanged at $1.5 million at March 31, 2004 and June 30, 2003. Commercial business loans on non-accrual status increased by $205,000 to $237,000 at March 31, 2004 from $32,000 at June 30, 2003. No interest accruals were made for loans that were past due 90 days or more.

The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment decreased to 0.17 percent at March 31, 2004 from 0.20 percent at June 30, 2003. Non-performing assets, including real estate owned, as a percentage of total assets decreased to 0.11 percent at March 31, 2004 from 0.16 percent at June 30, 2003. The decrease in the non-performing assets ratio was due to the growth in assets and the sale of the real estate owned property included in the June 30, 2003 total.

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

The following table is provided to disclose details on asset quality (dollars in thousands):
	At March 31,	At June 30,
	2004	2003

Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 1,152	$ 1,309
Commercial business loans	237	32
Consumer loans	120	161

Total	1,509	1,502

Accruing loans which are contractually past due 90 days or more	-	-

Total	-	-

Total of non-accrual and 90 days past due loans	1,509	1,502

Real estate owned	-	523

Total non-performing assets	$ 1,509	$ 2,025

Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net
	0.17%	0.20%

Non-accrual and 90 days or more past due loans as a percentage of total assets
	0.11%	0.12%

Non-performing assets as a percentage of total assets	0.11%	0.16%


The following table is provided to disclose details related to the volume of loans originated, purchased and sold:

Loan Volume Activities
(In Thousands)
	For the Quarter Ended		For Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

Loans originated for sale:
Retail originations	$ 110,316	$ 114,824	$355,331	$ 334,441
Wholesale originations	141,772	187,344	433,104	545,666

Total loans originated for sale (1)	252,088	302,168	788,435	880,107

Loans sold:
Servicing released	(149,634)	(313,969)	(638,411)	(851,609)
Servicing retained	(42,272)	(10,230)	(165,427)	(19,026)

Total loans sold (2)	(191,906)	(324,199)	(803,838)	(870,635)

Loans originated for portfolio:
Mortgage loans:
Single-family	71,407	81,628	335,672	267,685
Multi-family (3)	6,875	3,573	21,977	14,558
Commercial real estate (3)	5,923	6,722	21,692	27,555
Construction	35,781	15,841	92,994	54,969
Commercial business loans	1,424	2,196	2,224	4,017
Consumer loans	-	-	-	-
Other loans	832	1,957	4,014	3,407

Total loans originated for portfolio	122,242	111,917	478,573	372,191

Loans purchased for portfolio:
Mortgage loans:
Multi-family	-	1,200	-	5,770
Commercial real estate	-	4,659	1,198	12,251
Construction	10,796	-	20,321	16,130

Total loans purchased for portfolio	10,796	5,859	21,519	34,151

Mortgage loan principal repayments	(112,153)	(89,042)	(334,251)	(294,758)
Real estate acquired in settlement of loans	-	-	-	(649)
(Increase) decrease in receivable from sale of loans	(65,450)	21,645	(3,074)	(15,682)
(Decrease) increase in other items, net (4)	(2,094)	1,844	(7,310)	8,249

Net increase in loans held for investment and loans held for sale	$ 13,523	$ 30,192	$140,054	$ 112,974

(1)	Primarily comprised of PBM loans originated for sale, totaling $246.9 million, $302.2 million, $779.0 million and $880.1 million, respectively.
(2)	Primarily comprised of PBM loans sold, totaling $182.4 million, $324.2 million, $783.5 million and $870.6 million, respectively.
(3)	Reclassification of $3.6 million from commercial real estate loans to multi-family loans for the quarter ended March 31, 2003 and $14.2 million for the nine months ended March 31, 2003.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, discounts or premiums on loans and allowance for loan losses.

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

The Bank has a standard credit facility available from the FHLB of San Francisco equal to 40 percent of its total assets, collateralized by loans and securities. As of March 31, 2004, the Bank's available credit facility from the FHLB was $519.7 million. In addition to the FHLB credit facility, the Bank has an unsecured line of credit in the amount of $45.0 million with its correspondent bank. Additionally, available for sale investment securities, which total $215.0 million as of March 31, 2004, could be sold to generate liquidity.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth, to cover deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash to meet short-term liquidity needs. At March 31, 2004, cash and cash equivalents totaled $32.4 million, or 2 percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Bank may rely on FHLB borrowings or unsecured lines of credit for its liquidity needs.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2001, regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operation. The Bank's average liquidity ratio for the quarter ended March 31, 2004 decreased to 19 percent from 34 percent during the same period ending March 31, 2003. This decrease was primarily a result of redeployment of available cash flows into loans held for investment.

The Bank continues to experience a large volume of loan prepayments in its loan portfolio and it continues to be a challenge to reinvest these cash flows in assets that carry similar or better interest rate risk characteristics. The recent refinance market has been dominated by fixed rate loans and the Bank does not add long-term fixed rate loans to its portfolio, particularly when interest rates are at or near historical lows. Therefore, although the Bank has taken steps to address the issue of rising liquidity levels, a large percentage of its earning assets are invested at significantly lower rates than desirable. The Bank has mitigated the impact of this in several ways. The Bank has generated more loans for portfolio from its mortgage banking, business banking and commercial real estate divisions and purchased commercial real estate and construction loans from other financial institutions. This has been accomplished with prudent interest-rate-risk management practices.

The Bank is committed to changing the loan portfolio composition with more emphasis on multi-family, commercial real estate, construction and commercial business loans. These loans generally have higher yields than single-family loans. During the third quarter of fiscal 2004, the volume of loans generated for portfolio increased $15.2 million, or 13 percent, to $133.0 million as compared to $117.8 million in the comparable period last year. Of the total loans generated for portfolio in the third quarter of fiscal 2004, $60.8 million, or 46 percent were "preferred loans."

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


The Bank's actual and required capital amounts and ratios as of March 31, 2004 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 87,593	6.43%
Requirement	27,237	2.00

Excess over requirement	$ 60,356	4.43%

Tier 1 (core) capital	$ 87,593	6.43%
Requirement to be "Well Capitalized"	68,093	5.00

Excess over requirement	19,500	1.43%

Total risk-based capital	$ 92,588	11.68%
Requirement to be "Well Capitalized"	79,290	10.00

Excess over requirement	$ 13,298	1.68%

Tier 1 risk-based capital	$ 85,246	10.75%
Requirement to be "Well Capitalized"	47,574	6.00

Excess over requirement	$ 37,672	4.75%

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

	March 31,	June 30,
Commitments	2004	2003

(In Thousands)

Undisbursed loan funds - Construction loans	$ 77,428	$ 67,868
Undisbursed lines of credit - Commercial business loans	9,849	8,527
Undisbursed lines of credit - Consumer loans	9,152	9,020
Commitments to extend credit on loans held for investment	25,174	35,820

Total	$ 121,603	$ 121,235

In accordance with SFAS No. 133 and interpretations of the FASB's Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarters ended March 31, 2004 and 2003 was a loss of $379,000 and a gain of $208,000, respectively.


	March 31, 2004		June 30, 2003		March 31, 2003
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value

(In Thousands)

Commitments to extend credit on loans to be held for sale, including servicing released premiums (1)	$ 70,674	$ (99)	$121,422	$ 1,099	$ 102,363	$ 1,746
Forward loan sale agreements	59,000	47	109,734	306	92,636	(594)
Put option contracts	19,000	110	45,000	235	21,000	57

Total	$148,674	$ 58	$276,156	$1,640	$215,999	$1,209

(1)	Net of an estimated 26.2 percent of commitments at March 31, 2004, 29.5 percent of commitments at June 30, 2003 and 30.4 percent of commitments at March 31, 2003, which may not fund. The fair value of servicing released premiums at March 31, 2004, June 30, 2003 and March 31, 2003 was zero (not recognized), $1.8 million and $1.5 million, respectively.

During the third quarter of fiscal 2004, the Corporation adopted the SEC guidance regarding loan commitments that are recognized as derivatives pursuant to SFAS No. 133. As a result of implementing the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," the Corporation excluded the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. The Corporation's previous practice had been to recognize, at the inception of the rate lock, the anticipated servicing released premiums on the underlying loans. The Corporation elected to prospectively apply this guidance to new loan commitments initiated after January 1, 2004. This action resulted in the delay in recognition of approximately $837,000 of estimated servicing released premiums for the quarter and nine months ended March 31, 2004, which will instead be recognized in future periods when the underlying loans are funded and sold.

Stockholders' Equity

The ability of the Corporation to pay dividends depends primarily on the ability of the Bank to pay dividends to the Corporation. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for its liquidation account or the regulatory capital requirements imposed by federal and state regulation. During the third quarter of fiscal 2004, the Bank paid $2.0 million of cash dividends to the Corporation for the primary purpose of funding stock repurchases and cash dividends declared to shareholders. Year to date, the Bank paid $6.0 million of cash dividends to the Corporation.

The Corporation paid $723,000 of cash dividends to its shareholders in the third quarter of fiscal 2004. For the year-to-date, the Corporation paid cash dividends to its shareholders of $1.7 million or $0.23 per share on a post-split basis.

Based on the existing authorized stock repurchase program, the Corporation repurchased 25,000 shares during the third quarter of fiscal 2004 at an average price of $23.65 per share. Year to date, the Corporation repurchased 399,958 shares at an average price of $20.38 per share. As of March 31, 2004, 68 percent of the authorized shares of the August 2003 stock repurchase plan were purchased, leaving approximately 116,669 shares available for future repurchase.

Stock Option Plan and Management Recognition Plan

Consistent with the Stock Option Plan, options vest at a rate of 20 percent per year over a five-year period. In the third quarter of fiscal 2004, 15,000 stock options were granted, while 4,500 shares of stock options were exercised. As of March 31, 2004, a total of 796,350 shares of stock options were outstanding with an average exercise price of $10.18 per share and an average remaining life of 5.35 years.


Pursuant to the Management Recognition Plan ("MRP"), the restricted shares awarded under the plan vest at a rate of 20 percent per year over a five-year period. As of March 31, 2004, a total of 36,526 shares were allocated and outstanding, pending their respective distribution schedules. No MRP shares are available for future awards.

Supplemental Information

	March 31,	June 30,	March 31,
	2004	2003	2003

Loans serviced for others (in thousands)	$ 231,464	$ 114,146	$ 105,248

Book value per share	$15.26	$14.29	$13.60

Safe-Harbor Statement

Certain matters in this quarterly report on Form 10-Q for the quarter ended March 31, 2004 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the California real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update this information.

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


The following table is provided by the OTS and represents the NPV based on the indicated changes in interest rates as of March 31, 2004 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 121,724	(24,925)	$ 1,357,574	8.97%	-122 bp
+200 bp	134,683	(11,966)	1,388,299	9.70%	-48 bp
+100 bp	143,756	(2,893)	1,416,425	10.15%	-4 bp
0 bp	146,649	0	1,439,795	10.19%
-100 bp	143,375	(3,274)	1,454,598	9.86%	-33 bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2004 ("base case").
(2)	Calculated as the NPV divided by the portfolio value of assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is provided by the OTS and represents the change in the NPV at a +200 basis point rate shock at March 31, 2004 and a -100 basis point rate shock at June 30, 2003.

Risk measure: +200/-100 basis point rate shock	At March 31, 2004		At June 30, 2003

	(+200 bp rate shock)		(-100 bp rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	10.19%		9.17%
Post-shock NPV ratio: NPV as a % of PV Assets	9.70%		8.96%
Sensitivity measure: Change in NPV Ratio	48	bp	21	bp

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgage ("ARM") loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could likely deviate significantly from those assumed when calculating the tables above. It is also possible that, as a result of an interest rate increase, the higher mortgage payments required from ARM borrowers could result in an increase in delinquencies and defaults. Changes in market interest rates may also affect the volume and profitability of the Corporation's mortgage banking operations. Accordingly, the data presented in the tables above should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Bank, nor does it represent amounts that would be available for distribution to shareholders in the event of the liquidation of the Corporation.

ITEM 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. An evaluation of the Corporation's disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and the Corporation's Disclosure Committee as of the end of the period covered by this quarterly report. The Corporation's Chief Executive Officer and


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
(b)	Changes in Internal Controls. In the quarter ended March 31, 2004, the Corporation did not make any significant changes in, nor were any corrective actions required, regarding its internal controls or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation's financial position or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below represents the issuer purchases of equity securities for the third quarter of fiscal 2004.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan

January 2004	-	-	227,400	141,669
February 24, 2004	20,000	$ 23.55	247,400	121,669
March 10, 2004	5,000	$ 24.08	252,400	116,669

Total	25,000	$ 23.65	252,400	116,669

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Stockholders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:
(1) The Corporation filed Form 8-K dated January 22, 2004 regarding its earnings for the quarter ended December 31, 2003.
(2) The Corporation filed Form 8-K dated February 3, 2004 regarding a Financial Highlights Presentation on the Corporation's website.
(3) The Corporation filed Form 8-K/A dated February 10, 2004 regarding a revision of the Financial Highlights Presentation on the Corporation's website.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

May 11, 2004	/s/ Craig G. Blunden Craig G. Blunden Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 11, 2004	/s/ Donavon P. Ternes Donavon P. Ternes Chief Financial Officer (Principal Financial and Accounting Officer)

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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 11, 2004	/s/ Craig G. Blunden Craig G. Blunden Chairman, President and Chief Executive Officer

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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 11, 2004	/s/ Donavon P. Ternes Donavon P. Ternes Chief Financial Officer


Exhibit 32

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ending March 31, 2004 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 11, 2004	/s/ Craig G. Blunden Craig G. Blunden Chairman, President and Chief Executive Officer


CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying quarterly report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ending March 31, 2004 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 11, 2004	/s/ Donavon P. Ternes Donavon P. Ternes Chief Financial Officer
