Form 10-K
period 2004-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2004-09-10
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)                                                                                 FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28304

PROVIDENT FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware	33-0704889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3756 Central Avenue, Riverside, California	92506
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (951) 686-6060

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
YES   X     NO       .

As of September 3, 2004, there were 6,981,029 shares of the Registrant's common stock issued and outstanding. The Registrant's common stock is listed on the National Market System of the Nasdaq Stock Market under the symbol "PROV." The aggregate market value of the common stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq Stock Market on December 31, 2003, was $174.7 million. On December 19, 2003, the Corporation declared a 3-for-2 stock split distributed in the form of a 50% stock dividend paid on February 2, 2004 to shareholders of record on January 15, 2004. All share and per share information in the accompanying consolidated financial statements and related discussion have been restated to reflect the stock split.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the fiscal 2004 Annual Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III.


PROVIDENT FINANCIAL HOLDINGS, INC.
Table of Contents

                                                                                                                                                                                        Page

PART I
Item 1. Business                                                                                                                                                                 1
Item 2. Properties                                                                                                                                                             37
Item 3. Legal Proceedings                                                                                                                                              37
Item 4. Submission of Matters to a Vote of Security Holders                                                                                  37

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of
             Equity Securities                                                                                                                                                38
Item 6. Selected Financial Data                                                                                                                                     39
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations              39
Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                                                 51
Item 8. Financial Statements and Supplementary Data                                                                                            54
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             54
Item 9A. Control and Procedures                                                                                                                                54
Item 9B. Other Information                                                                                                                                           54

PART III
Item 10. Directors and Executive Officers of the Registrant                                                                                    54
Item 11. Executive Compensation                                                                                                                                55
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
               Matters                                                                                                                                                             55
Item 13. Certain Relationships and Related Transactions                                                                                       56
Item 14. Principal Accountant Fees and Services                                                                                                     56

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                                       56

Signatures                                                                                                                                                                        59


PART I

Item 1. Business

General

Provident Financial Holdings, Inc. (the "Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. (the "Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At June 30, 2004, the Corporation had total assets of $1.3 billion, total deposits of $851.0 million and stockholders' equity of $110.0 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation's earnings per share. The Corporation considers the repurchase of its common stock if the market value of the stock is lower than its book value and/or the Corporation believes that the current stock price is under-valued as compared to its current and future income projections. Consideration is also given to the Corporation's liquidity, capital requirements and its future capital needs based on the Corporation's current business plans. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is typically one year. Once the stock repurchase program is authorized, management may repurchase the common stock from time to time in the open market, depending upon market conditions and the factors described above.

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

The Bank is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Bank conducts its business operations as Provident Bank and, Provident Bank Mortgage, and through its subsidiary, Provident Financial Corp. The business activities of the Bank consist of community banking, mortgage banking, investment services and real estate operations.

The Bank's operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans. Mortgage banking activities consist of the origination and sale of mortgage loans secured by single-family residences and consumer loans. Through its subsidiary, Provident Financial Corp, the Bank conducts real estate operations and previously offered investment and insurance services. Effective September 1, 2003, the Bank began offering investment and insurance services directly, instead of through its subsidiary. The Bank's revenues are derived principally from interest earned on its loan and investment portfolios, and fees generated through its community banking and mortgage banking activities.

Subsequent Events:

Cash Dividends. On July 22, 2004, the Corporation announced a cash dividend of $0.10 per share on the Corporation's outstanding shares of common stock for shareholders of record at the close of business on August 17, 2004, payable on September 10, 2004. The Board of Directors of the Bank declared a $2.75 million cash dividend to the Corporation, which was paid on August 23, 2004.


Market Area

The Bank is headquartered in Riverside, California and operates 11 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County. Management considers Riverside and Western San Bernardino Counties to be the Bank's primary market for deposits. Through the operations of Provident Bank Mortgage ("PBM"), the Bank has expanded its retail lending market to include a larger portion of Southern California. Currently, there are nine stand-alone PBM loan production offices located in Los Angeles, Orange, Riverside and San Bernardino counties. PBM's loan production offices include a wholesale loan department through which the Bank maintains a network of loan correspondents. Most of the Bank's business is conducted in the communities surrounding its full-service branches and loan production offices.

The large geographic area encompassing Riverside and San Bernardino Counties is referred to as the "Inland Empire." According to 2000 Census Bureau population statistics, Riverside and San Bernardino Counties have the sixth and fifth largest county populations in California, respectively. The Bank's market area consists primarily of suburban and urban communities. Western Riverside and San Bernardino Counties are relatively densely populated and are within the greater Los Angeles metropolitan area. The Inland Empire has enjoyed economic strength over the past several years. Many corporations are moving their offices and warehouses to the Inland Empire, which offers more affordable sites and more affordable housing for their employees. This trend has resulted in a significant improvement in real estate property values. The slowdown in the national economy has had the effect of slowing the economy in the Inland Empire but has not resulted in the downturn seen in many parts of the country. The unemployment rate in the Inland Empire in June 2004 was at 5.8%, compared to 6.2% in California and 5.6% nationwide.

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

Personnel

As of June 30, 2004, the Bank had 328 full-time equivalent employees, which consisted of 264 full-time, 59 prime-time, 30 part-time and five temporary employees. The employees are not represented by a collective bargaining unit and the Bank believes that its relationship with employees is good.

Lending Activities

General. The lending activity of the Bank is predominately comprised of the origination of conventional mortgage loans secured by single-family residential properties. The Bank also originates multi-family, commercial real estate, construction, commercial business, consumer and other loans for its portfolio. The Bank's net loans held for investment were $862.5 million at June 30, 2004, representing approximately 65.4% of consolidated total assets. This compares to $744.2 million, or 59.0% of consolidated total assets, at June 30, 2003.


Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio at the dates indicated.
	At June 30,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Mortgage loans:
Single-family	$ 620,087	65.48%	$ 531,255	64.89%	$ 431,900	65.80%	$ 554,621	75.86%	$ 697,246	81.63%
Multi-family	68,804	7.27	49,699	6.07	35,436	5.40	37,352	5.11	41,437	4.85
Commercial real estate	99,919	10.55	89,666	10.95	62,509	9.52	48,208	6.59	45,907	5.37
Construction	136,265	14.39	118,784	14.51	97,934	14.92	61,889	8.46	47,011	5.50
Total mortgage loans	925,075	97.69	789,404	96.42	627,779	95.64	702,070	96.02	831,601	97.35

Commercial business loans	13,770	1.45	22,489	2.75	24,024	3.66	25,441	3.48	19,721	2.31
Consumer loans	730	0.08	1,086	0.13	1,153	0.17	1,911	0.26	1,488	0.18
Other loans	7,371	0.78	5,724	0.70	3,455	0.53	1,723	0.24	1,402	0.16
Total loans held for
investment	946,946	100.00%	818,703	100.00%	656,411	100.00%	731,145	100.00%	854,212	100.00%

Undisbursed loan funds	(78,137)		(67,868)		(56,237)		(27,917)		(23,407)
Deferred loan costs (fees)	1,340		602		(27)		51		813
Unearned discounts	-		-		(14)		(20)		(21)
Allowance for loan losses	(7,614)		(7,218)		(6,579)		(6,068)		(6,850)
Total loans held for
investment, net	$ 862,535		$ 744,219		$ 593,554		$ 697,191		$ 824,747
Loans held for sale, at lower of
cost or market	$ 20,127		$ 4,247		$ 1,747		$ 2,175		$ 1,505


Maturity of Loans Held for Investment. The following table sets forth information at June 30, 2004 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment. Demand loans, loans having no stated schedule of principal payments and no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments, which significantly shorten the average life of loans held for investment and may cause the Bank's actual principal payment experience to differ from that shown below.
		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
(In Thousands)

Mortgage loans:
Single-family	$ 33	$ 1,113	$ 6,769	$ 2,959	$ 609,213	$ 620,087
Multi-family	-	3,883	4,541	3,020	57,360	68,804
Commercial real estate	2,075	3,139	3,988	77,601	13,116	99,919
Construction	83,927	13,223	-	-	39,115	136,265
Commercial business loans	5,917	1,869	2,054	3,930	-	13,770
Consumer loans	-	-	-	-	730	730
Other loans	4,115	3,093	163	-	-	7,371
Total loans held for
investment	$ 96,067	$ 26,320	$ 17,515	$ 87,510	$ 719,534	$ 946,946

The following table sets forth the dollar amount of all loans held for investment due after June 30, 2005 which have fixed and have floating or adjustable interest rates.
		Floating or
		Adjustable
	Fixed-Rate	Rate
(In Thousands)

Mortgage loans:
Single-family	$ 5,748	$ 614,307
Multi-family	2,339	66,465
Commercial real estate	871	96,973
Construction	37,305	15,033
Commercial business loans	3,947	3,905
Consumer loans	-	730
Other loans	3,256	-
Total loans held for investment	$ 53,466	$ 797,413

Scheduled contractual principal payments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase, however, when current interest rates are substantially higher than the interest rates on existing loans held for investment and, conversely, decrease when the interest rates on existing loans held for investment are substantially higher than current interest rates.

Single-Family Mortgage Loans. The Bank's predominant lending activity is the origination of loans secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank has established full service branches and loan production offices. At June 30, 2004, total single-family loans held for investment increased to $620.1 million, or 65.5% of the total loans held for investment from $531.3 million, or


64.9% of the total loans held for investment at June 30, 2003. The increase in the single-family loans in fiscal 2004 was primarily attributable to $409.4 million of new loan originations, partly offset by loan prepayments.

The Bank's residential mortgage loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). All government insured loans are generally underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development ("HUD") and the Veterans' Administration ("VA"). The Bank's loan underwriters are approved as underwriters under HUD's delegated underwriter program.

The Bank offers closed-end, fixed-rate home equity loans that are secured by the borrower's primary residence. These loans do not exceed 100% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest. The Bank also offers secured lines of credit, which are generally secured by a second mortgage on the borrower's primary residence. Secured lines of credit have an interest rate that is typically one to two percentage points above the prime lending rate, as published in The Wall Street Journal, while the rate on unsecured lines of credit (overdraft protection) is ten percentage points above the prime lending rate. At June 30, 2004, home equity loans amounted to $5.0 million or 0.8% of single-family loans as compared to $8.5 million or 1.6% of single-family loans at June 30, 2003.

The Bank offers adjustable rate mortgage ("ARM") loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Bank meet the underwriting standards of the secondary market. The Bank offers several ARM products, which adjust semi-annually, or annually after an initial fixed period ranging from three months to five years subject to a limitation on the annual increase of one to two percentage points and an overall limitation of three to six percentage points. The ARM loans in the Bank's loans held for investment utilize the London Interbank Offered Rate index ("LIBOR"), the FHLB eleventh district cost of funds index ("COFI"), the 12-month average Treasury index ("12 MAT") or the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year index ("CMT"), plus a margin of 2.00% to 3.25%. Loans based on the LIBOR constitute a majority of the Bank's loans held for investment. Currently, the Bank does not originate COFI indexed loans but emphasizes products based on the one year CMT and LIBOR, which respond more quickly to immediate changes in interest rates. The majority of the ARM loans held for investment, at the present time, have three- or five-year fixed periods prior to the first adjustment. Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period.

As of June 30, 2004, the Bank had $107.1 million in mortgage loans that may be subject to negative amortization, compared to $91.9 million at June 30, 2003. Negative amortization involves a greater risk to the Bank, because during a period of high interest rates, the loan principal balance may increase by up to 115% of the original loan amount. However, the Bank believes that the risk of default is reduced by the stability provided by payment schedules and has historically found that its origination of negative amortization loans has not resulted in higher amounts of non-performing loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a given interest rate and competitive environment.

The retention of ARM loans, rather than fixed-rate loans, helps to reduce exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest charges to be paid by the customer as a result of increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of the increase in the required payment from the borrower. Furthermore, the risk of default may increase because ARM loans originated by the Bank occasionally provide, as a marketing incentive, for initial rates of interest below those rates that would apply if the adjustment index plus the applicable margin were initially used for pricing. Such loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow the Bank to decrease the sensitivity of its asset due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. In addition to fully amortizing ARM loans, the Bank has interest-only ARM loans, which typically have a fixed interest rate for the first two to five years followed by an adjustable interest rate and full


amortization for the remaining term. As of June 30, 2004 and 2003, the interest-only ARM loans were $399.2 million and $169.8 million, or 42.2% and 20.7% of the loans held for investment, respectively. Furthermore, because the COFI is a lagging market index, upward adjustments on these loans may occur more slowly than increases in the Bank's cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these characteristics, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

The Bank's lending policy generally limits loan amounts for conventional first trust deed loans to 97% of the appraised value or purchase price of a property, whichever is lower. Higher loan-to-value ratios are available on certain government-insured programs. The Bank generally requires private mortgage insurance on first trust deed residential loans with loan-to-value ratios exceeding 80% at the time of origination.

Multi-Family and Commercial Real Estate Mortgage Loans. At June 30, 2004, multi-family mortgage loans were $68.8 million and commercial real estate loans were $99.9 million, or 7.3% and 10.6%, respectively, of the loans held for investment. Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination of multi-family and commercial real estate loans a priority. At June 30, 2004, the Bank had 87 multi-family and 125 commercial real estate loans in loans held for investment. During fiscal 2004, the Bank increased its lending resources with the intent of increasing the amount of originations in multi-family, commercial real estate and construction loans.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 3/1 and 5/1 hybrids, with a term to maturity of 10 to 30 years based on a 25- to 30-year amortization schedule. Commercial real estate loans originated by the Bank are also predominately adjustable rate, including 3/1 and 5/1 hybrids, loans with a term to maturity of 10 years based on a 25-year amortization schedule. Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to annual payment caps and life-of-loan interest rate caps. At June 30, 2004, $47.6 million, or 69.2%, of the Bank's multi-family loans were secured by five to 36 unit projects, of which $14.3 million, or 20.8%, were located in Riverside or San Bernardino Counties. The Bank's commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, mini warehouses and small retail centers, substantially all of which are located in Southern California. The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $200,000 to $4.0 million. At June 30, 2004, the Bank had 23 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $61.1 million. Independent appraisers, engaged by the Bank, perform appraisals on properties that secure multi-family and commercial real estate loans. Underwriting of multi-family and commercial real estate loans includes a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and income level of the borrowers.

Multi-family and commercial real estate loans afford the Bank an opportunity to receive higher interest rates than those generally available from single-family mortgage loans. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. At June 30, 2004, approximately $21.2 million, or 34.5%, of the Bank's multi-family loans and approximately $45.1 million, or 45.1%, of the Bank's commercial real estate loans were secured by properties located in Riverside or San Bernardino Counties. Although there has been continued improvement in the real estate market, there is no assurance that the current market value of the properties securing these loans equals or exceeds the outstanding loan balance. At June 30, 2004, the Bank had no non-accrual multi-family or commercial real estate loans and no multi-family or commercial real estate loans that were 60 days or more past due. See also "REGULATION - Federal Regulation of Savings Institutions - Loans to One Borrower" on page 31.

Construction Mortgage Loans. Given favorable economic conditions and increased residential housing demand in its primary market area, the Bank actively originates two types of residential construction loans: short-term construction loans and construction/permanent loans. At June 30, 2004, the Bank's construction loans (including


undisbursed loan funds) were $136.3 million, or 14.4% of loans held for investment, an increase of $17.5 million, or 14.7%, during fiscal 2004, which reflects the Bank's emphasis on this loan product. Undisbursed loan funds at June 30, 2004 and 2003 were $78.1 million and $67.9 million, respectively. The largest single borrower has four tract construction loans with a total outstanding balance of $5.4 million, secured by 175 units of single-family homes under construction in Coachella Valley, California, which were performing in accordance with their terms.

The composition of the Bank's construction loan portfolio is as follows:

	At June 30,
	2004		2003
	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Short-term construction	$ 97,317	71.42%	$ 94,536	79.59%
Construction/permanent	38,948	28.58	24,248	20.41
	$ 136,265	100.00%	$ 118,784	100.00%

Short-term construction loans include three types of loans: custom construction, tract construction, and speculative construction. Additionally, the Bank makes short-term (18 to 36 month) lot loans to facilitate land acquisition prior to the start of construction. The Bank also provides construction financing for multi-family and commercial real estate properties.

Custom construction loans are made to individuals who, at the time of construction, have a contract executed with a builder to construct their residence. Custom construction loans are generally originated for a term of 12 months, with adjustable interest rates at the prime lending rate plus a margin and with loan-to-value ratios of up to 80% of the appraised value of the completed property. The owner secures long-term permanent financing at the completion of construction. At June 30, 2004, custom construction loans were $51.5 million, with undisbursed loan funds of $30.3 million.

The Bank makes tract construction loans to subdivision builders. These subdivisions are usually financed and built in phases. A thorough analysis of market trends and demand within the area are reviewed for feasibility. The Bank prefers affordable and median-priced housing. Generally, significant presales are required prior to commencement of construction. Tract lending may include the building and financing of model homes under a separate loan. The terms for tract construction loans range from 12 to 18 months with interest rates floating from 1.0% to 2.0% above the prime lending rate.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The homebuyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified. At June 30, 2004, speculative construction loans were $69.6 million, with undisbursed loan funds of $34.9 million.

Construction/permanent loans automatically roll from the construction to the permanent phase. The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally floating at prime or above and with a loan-to-value ratio of up to 80% of the appraised value of the completed property.

Construction loans under $1.0 million are approved by Bank personnel specifically designated to approve construction loans. Members of the Bank's Loan Committee, comprised of the Chief Executive Officer, Chief Lending Officer, Chief Financial Officer, Senior Vice President - PBM and Vice President - Commercial Real Estate Loans, approve all construction loans over $1.0 million. Prior to approval of any construction loan, an


independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, and analyzes the pro forma data and assumptions on the project. In the case of a tract or speculative construction loan, the Bank reviews the experience and expertise of the builder. After the Bank expresses an interest in the project, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project is completed, and any other expert report necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires the borrower to deposit its own funds into a loans-in-process account, which the Bank disburses consistent with the completion of the subject property pursuant to a revised disbursement schedule.

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

Construction loans afford the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than its single-family mortgage loans. Construction loans, however, are generally considered to involve a higher degree of risk than single-family mortgage loans because of the inherent difficulty in estimating both a property's value at completion of the project and the cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan matures. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices. In addition, because the Bank's construction lending primarily is in its primary market area, changes in the local economy and real estate market could adversely affect the Bank's construction loan portfolio.

Participation Loan Purchases and Sales. In an effort to expand productivity and diversify risk, the Bank purchases loan participations, which allows for greater geographic distribution of the Bank's loans and increases loan production volume. The Bank is aggressively networking with other lenders to purchase participating interests in multi-family, commercial real estate and tract construction loans. The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield. This servicing fee is primarily offset by a reduction in operating expenses to the Bank. All properties serving as collateral for loan participations are inspected by Bank personnel prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank's risk. Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank's loans to one borrower policy. Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained.

Commercial Business Loans. The Bank has a business banking department that primarily serves businesses located within the Inland Empire. Commercial business loans allow the Bank to diversify its lending and increase the average loan portfolio yield. As of June 30, 2004, commercial business loans were $13.8 million, or 1.5% of loans held for investment. These loans represent unsecured lines of credit and term loans secured by business assets.

Commercial business loans are generally made to customers who are well known to the Bank and are generally secured by accounts receivable, inventory, business equipment and/or other assets. The Bank's commercial business loans may be structured as term loans or as lines of credit. Lines of credit are made at variable rates of interest equal


to a negotiated margin above the prime rate and term loans are at a fixed or variable rate. The Bank may also obtain personal guarantees from financially capable parties based on a review of personal financial statements. Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually approved with a term of one year or less.

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans. Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment. During fiscal 2004, the Bank recognized $415,000 in charge-offs on two commercial business loans to one borrower. At June 30, 2004, the Bank had a $41,000 non-accrual commercial business loan to a single borrower.

Consumer and Other Loans. At June 30, 2004, the Bank's consumer loans were $730,000, or 0.1%, of the Bank's loans held for investment, a decrease of $356,000, or 32.8%, during fiscal 2004. The decrease in consumer loans was primarily attributable to loan payoffs resulting from lower interest rates.

The Bank offers open-ended lines of credit on either a secured or unsecured basis. The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the FHLB Eleventh District COFI, which adjusts monthly.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At June 30, 2004, the Bank had no consumer loans accounted for on a non-accrual basis.

Other loans, which primarily consist of land loans, were $7.4 million, or 0.8%, of the Bank's loans held for investment, an increase of $1.7 million, or 29.8%, during fiscal 2004. The bank makes land loans, primarily lot loans, to accommodate borrowers who intend to build on the land within a specified period of time. The majority of these land loans are for the construction of single family residences; however, the Bank may make short-term loans on a limited basis for the construction of commercial properties. The terms are generally fixed rate with maturity between 18 to 36 months.

Mortgage Banking Activities

General. The Bank's mortgage banking activities primarily consist of mortgage loans secured by single-family properties. Mortgage banking involves the origination and sale of mortgage and consumer loans for the purpose of generating gains on sale of loans and fee income on the origination of loans, in addition to loan interest income. Given current pricing in the mortgage markets, the Bank generally sells the majority of its loans on a servicing-released basis. Generally, the level of loan sale activity and, therefore, its contribution to the Bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the number of loans originated by the Bank and, thus, the amount of loan sales, net interest income and loan fees earned. Originations of loans during fiscal 2004, 2003 and 2002 were $1.50 billion, $1.63 billion and $1.26 billion, respectively. Provident Bank Mortgage, a division of the Bank ("PBM"), held for investment loan originations were $409.4 million, $360.8 million and $159.3 million in fiscal 2004, 2003 and 2002, respectively.


Loan Solicitation and Processing. The Bank's mortgage banking operations consist of both wholesale and retail loan originations. The Bank's wholesale loan production utilizes a network of approximately 962 loan brokers approved by the Bank who originate and submit loans at a markup over the Bank's daily published price. Wholesale loans originated for sale in fiscal 2004, 2003 and 2002 were $617.5 million, $736.8 million and $672.1 million, respectively. The Bank maintains a regional wholesale lending office in Rancho Cucamonga, California.

The Bank's retail loan production utilizes loan officers and processors employed by PBM. The Bank's loan officers generate retail loan originations primarily through referrals from realtors, builders, employees and customers. As of June 30, 2004, PBM operated two retail offices within the Bank's facilities located in Riverside and Rancho Mirage and seven separate retail loan production offices located in Glendora, Riverside, City of Industry, Corona, La Quinta, Torrance and Fullerton, all in Southern California. Generally, the cost of retail operations exceeds the cost of wholesale operations as a result of the additional employees needed for retail operations. However, the revenue per mortgage for retail originations is generally higher since the origination fees are retained by the Bank. Because wholesale loan production tends to be more price sensitive than retail loan production, the Bank is seeking to originate a greater proportion of its loans through its retail operations. Retail loans originated for sale in fiscal 2004, 2003 and 2002 were $475.2 million, $533.5 million and $431.4 million, respectively. Further, the Bank believes in its ability to attract repeat business and cross-sell other banking services to borrowers acquired through its retail loan production.

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

Loan Commitments and Rate Locks. The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made with specified terms and conditions. Interest rate locks are generally offered to prospective borrowers for up to a 60-day period. The borrower may lock in the rate at any time from application until the time they wish to close the loan. Occasionally, borrowers obtaining financing on new home developments are offered rate locks up to 120 days from application. The Bank's outstanding commitments to originate loans to be held for sale were $63.8 million at June 30, 2004 (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this report). When the Bank issues a commitment to a borrower, there is a risk to the Bank that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold. To control the interest rate risk caused by mortgage banking activities, the Bank uses forward loan sale agreements and over-the-counter put option contracts related to mortgage-backed securities as a hedge (see "Derivative Activities" on page 12).

Loan Origination and Other Fees. The Bank generally receives origination points and loan fees. Origination points are a percentage of the principal amount of the mortgage loan, which is charged to a borrower for funding a loan. The amount of points charged by the Bank is generally 1% to 2%. Current accounting standards require points and fees received for originating loans held for investment (net of certain loan origination costs) to be deferred and amortized into interest income over the contractual life of the loan. Origination fees and costs for loans originated for sale are deferred until the related loans are sold. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment or sale. The Bank had $1.3 million of net unamortized deferred loan origination costs at June 30, 2004.

Loan Originations, Sales and Purchases. The Bank's mortgage originations include conventional loans as well as loans insured by the FHA and VA. Except for loans originated as held for investment, loans originated through mortgage banking activities are intended for eventual sale into the secondary market. As such, these loans must meet the origination and underwriting criteria established by the final investors. The Bank sells a large percentage of the mortgage loans that it originates as whole loans to private investors. The Bank also sells conventional whole loans to FNMA, FHLMC and FHLB through their purchase programs. Conventional mortgage loans originated by the Bank that do not meet FNMA or FHLMC guidelines may be sold to private institutional investors (see "Derivative Activities" on page 12).


The following table shows the Bank's loan originations, purchases, sales and principal repayments during the periods indicated.
	Year Ended June 30,
	2004	2003	2002
(In Thousands)

Loans originated for sale:
Retail originations	$ 484,411	$ 533,523	$ 431,446
Wholesale originations	626,988	736,769	672,128
Total loans originated for sale (1)	1,111,399	1,270,292	1,103,574

Loans sold and settled:
Servicing released	(930,235)	(1,190,347)	(1,168,529)
Servicing retained	(224,998)	(52,828)	(4,466)
Total loans sold (2)	(1,155,233)	(1,243,175)	(1,172,995)

Loans originated for investment:
Mortgage loans:
Single-family	409,373	360,846	159,300
Multi-family (3)	24,592	20,176	3,986
Commercial real estate (3)	32,044	36,968	19,537
Construction	125,779	94,201	51,927
Commercial business loans	2,229	6,356	6,298
Consumer loan	-	-	-
Other loans	5,241	4,008	3,189
Total loans originated for investment	599,258	522,555	244,237

Loans purchased for investment:
Mortgage loans:
Multi-family	8,000	6,945	1,590
Commercial real estate	3,698	12,251	8,544
Construction	26,028	20,268	27,915
Other loans	-	-	543
Total loans purchased for investment	37,726	39,464	38,592

Mortgage loan principal repayments	(477,654)	(359,044)	(385,261)
Real estate acquired in settlement of loans	-	(1,172)	(1,348)
Decrease (increase) in receivable from sale of loans	28,422	(47,661)	70,045
Decrease in other items, net (4)	(9,722)	(28,094)	(909)
Net increase (decrease) in loans held for investment
and loans held for sale	$ 134,196	$ 153,165	$ (104,065)

(1)	Primarily comprised of PBM loans originated for sale, totaling $1.09 billion, $1.27 billion and $1.10 billion, respectively.
(2)	Primarily comprised of PBM loans sold, totaling $1.12 billion, $1.24 billion and $1.17 billion, respectively.
(3)	Reclassification of $18.5 million and $992,000 from commercial real estate loans to multi-family loans for the year ended June 30, 2003 and June 30, 2002, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, discounts or premiums on loans and allowance for loan losses.

Mortgage loans sold to private investors generally are sold without recourse other than standard representations and warranties. Most mortgage loans sold to FHLMC and FNMA are sold on a non-recourse basis and foreclosure losses are generally the responsibility of the purchasing agency and not the Bank, except in the case of VA loans


used to form Government National Mortgage Association ("GNMA") pools, which are subject to limitations on the VA's loan guarantees.

The Bank has one commitment to sell loans to FHLMC, which has a recourse provision requiring the Bank to be responsible for losses on these loans. As of June 30, 2004, there were seven loans sold to FHLMC under this commitment with an outstanding balance of $1.4 million. The Bank has established a recourse reserve of $4,000 for potential losses on these loans. To date, no losses have been experienced.

Loans sold by the Bank to the FHLB San Francisco under its MPF (Mortgage Partnership Finance) program also have a recourse provision. The FHLB absorbs the first four basis points of loss, and a credit scoring process is used to calculate the recourse amount for the Bank. All losses above this amount are the responsibility of the FHLB. In consideration of the obligation of the Bank to accept the recourse liability, the FHLB pays the Bank a credit enhancement fee on a monthly basis. As of June 30, 2004, the Bank serviced $214.9 million of loans under this program and has established an estimated recourse reserve of $255,000. To date, no losses have been experienced.

Occasionally, the Bank is required to repurchase loans sold to FHLMC, FNMA, FHLB or private investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90 days past due within 120 days of the loan funding date. During the year ended June 30, 2004, the Bank repurchased $79,000 of single-family mortgage loans as compared to $835,000 in fiscal 2003 and $1.1 million in fiscal 2002.

Derivative Activities. Mortgage banking involves the risk that a rise in interest rates will reduce the value of a mortgage before it can be sold. This type of risk occurs when the Bank commits to an interest rate lock on a borrower's application during the origination process and interest rates increase before the loan can be sold. Such interest rate risk also arises when mortgages are placed in the warehouse (i.e., held for sale) without locking in an interest rate for their eventual sale in the secondary market. The Bank seeks to control or limit the interest rate risk caused by mortgage banking activities. The two methods used by the Bank to help reduce interest rate risk from its mortgage banking activities are forward loan sale agreements and the purchase of over-the-counter put option contracts related to mortgage-backed securities. At various times, depending on loan origination volume and management's assessment of projected loan fallout, the Bank may reduce or increase its derivative positions.

Under forward loan sale agreements, usually with FNMA, FHLMC, FHLB or private investors, the Bank is obligated to sell certain dollar amounts of mortgage loans that meet specific underwriting and legal criteria before the expiration of the commitment period. These terms include the maturity of the individual loans, the yield to the purchaser, the servicing spread to the Bank (if servicing is retained) and the maximum principal amount of the individual loans. Forward loan sales protect loan sale prices from interest rate fluctuations that may occur from the time the interest rate of the loan is fixed to the time of its sale. The amount of and delivery date of the forward loan sale commitments are based upon management's estimates as to the volume of loans that will close and the length of the origination commitment. Forward loan sales do not provide complete interest-rate protection, however, because of the possibility of fallout (i.e., the failure to close) during the origination process. Differences between the estimated volume and timing of loan originations and the actual volume and timing of loan originations can expose the Bank to significant losses. If the Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Bank may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices. Similarly, if the Bank has too many loans to deliver, the Bank must execute additional forward loan sale commitments at current market prices, which may be unfavorable to the Bank. Generally, the Bank seeks to maintain forward loan sale agreements equal to the closed loans held for sale plus those applications that the Bank has rate locked and/or committed to close, adjusted by the projected fallout. The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Bank. For the year ended June 30, 2004, the Bank had a net loss of $859,000 attributable to the underlying derivative financial instruments. At June 30, 2004, the Bank had outstanding commitments to sell loans of $37.5 million and commitments to originate loans of $63.8 million (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this report).

In order to reduce the interest rate risk associated with commitments to originate loans that are in excess of forward loan sale commitments, the Bank purchases over-the-counter put or call option contracts on government agency


mortgage-backed securities. At June 30, 2004, the Bank had $10.0 million in put-option contracts outstanding, which provided $3.4 million of coverage.

The activities described above are managed continually as markets change; however, there can be no assurance that the Bank will be successful in its effort to eliminate the risk of interest rate fluctuations between the time origination commitments are issued and the ultimate sale of the loan. The Bank employs a risk management firm to conduct daily analysis, report the Bank's interest rate risk position with respect to its loan origination and sale activities, and to advise the Bank on interest rate movements and interest rate risk management strategies. The Bank's interest rate risk management activities are conducted in accordance with a written policy that has been approved by the Bank's Board of Directors which covers objectives, functions, instruments to be used, monitoring and internal controls. The Bank does not enter into option positions for trading or speculative purposes and does not enter into option contracts that could generate a financial obligation beyond the initial premium paid. The Bank does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

Loan Servicing

The Bank receives fees from a variety of institutional investors in return for performing the traditional services of collecting individual loan payments. At June 30, 2004, the Bank was servicing $269.4 million of loans for others. The Bank's loan servicing portfolio has increased this past year because the Bank has sold a portion of its loans on a servicing-retained basis, although the Bank still sells the majority of its loans originated for sale on a servicing- released basis. To the extent loans were sold on a servicing-retained basis, the majority were sold to the FHLB San Francisco under the MPF program. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower cost or fair value. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees. The Corporation periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis, based on loan type and interest rate. Generally, loan servicing becomes more valuable when interest rates increase and less valuable when interest rates decline. In estimating fair values at June 30, 2004 and 2003, the Corporation used a weighted-average prepayment speed of 6.82% and 25.79%, respectively, and a weighted-average discount rate of 9.09% and 9.39%, respectively. No impairment was identified as of June 30, 2004 and 2003. Servicing assets had a carrying value of $1.6 million and a fair value of $2.6 million at June 30, 2004. Servicing assets at June 30, 2003 had a carrying value of $289 and a fair value of $356.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips. Interest-only strips are carried at fair value, utilizing the same assumptions as used to value the related servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss). Interest-only strips had a fair value of $500, gross unrealized gains of $193, and amortized cost of $307 at June 30, 2004. Interest-only strips were not significant at June 30, 2003.

Delinquencies and Classified Assets

Delinquent Loans. When a mortgage loan borrower fails to make a required payment when due, the Bank institutes collection procedures. If the Bank is unsuccessful at curing the delinquency, a property inspection is performed between the 45th day and 60th day of delinquency. In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency, or sooner if the borrower is chronically delinquent, and all reasonable means of obtaining the payment have been exhausted, foreclosure proceedings, according to the terms of the security instrument and applicable law, are initiated. Interest income is reduced by the full amount of accrued and uncollected interest on such loans.


The following table sets forth delinquencies in the Bank's loans held for investment as of the dates indicated.
	At June 30,
	2004				2003				2002
	60 - 89 Days		90 Days or More		60 - 89 Days		90 Days or More		60 - 89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number Of Loans	Principal Balance Of Loans	Number Of Loans	Principal Balance of Loans	Number Of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number Of Loans	Principal Balance of Loans
(Dollars In Thousands)
Mortgage loans:
Single-family	-	$ -	6	$ 1,044	-	$ -	9	$ 1,468	17	$ 2,621	11	$ 989
Construction	-	-	-	-	-	-	-	-	1	229	-	-
Commercial business loans	-	-	1	32	2	200	1	32	3	279	-	-
Consumer loans	1	-	1	-	3	2	7	2	15	4	1	1
Total	1	$ -	8	$ 1,076	5	$ 202	17	$ 1,502	36	$ 3,133	12	$ 990


The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 at the dates indicated.
	At June 30,
	2004	2003	2002	2001	2000
(Dollars In Thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 1,044	$ 1,309	$ 1,163	$ 1,198	$ 749
Commercial business loans	41	32	-	285	-
Consumer loans	-	161	156	24	13
Total	1,085	1,502	1,319	1,507	762

Accruing loans which are contractually
past due 90 days or more	-	-	-	-	-

Total of non-accrual and 90 days past
due loans	1,085	1,502	1,319	1,507	762

Foreclosed real estate, net	-	523	313	224	1,047
Total non-performing assets	$ 1,085	$ 2,025	$ 1,632	$ 1,731	$ 1,809

Restructured loans	$ -	$ -	$ 1,401	$ 1,428	$ 1,481

Non-accrual and 90 days or more
past due loans as a percentage of
loans held for investment, net	0.13%	0.20%	0.22%	0.22%	0.09%

Non-accrual and 90 days or more
past due loans as a percentage of
total assets	0.08%	0.12%	0.13%	0.13%	0.07%

Non-performing assets as a percentage
of total assets	0.08%	0.16%	0.16%	0.15%	0.16%

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

Foregone interest income, which would have been recorded for the year ended June 30, 2004 had the impaired loans been current in accordance with their original terms, amounted to $101,000. The amount of interest income included in the results of operations on such loans for the year ended June 30, 2004 amounted to $58,000. Interest income foregone on restructured loans for such periods was not material.

Foreclosed and Investment Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or market value


less cost of sale. Subsequent declines in value are charged to operations. At June 30, 2004, the Bank had no foreclosed real estate.

Investment real estate is carried at the lower of cost or fair market value. All costs associated with disposition are considered in the determination of fair value. The Bank owned two properties, totaling $10.2 million, at June 30, 2004, which were held by a wholly owned subsidiary.

Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each institution review and classify its assets on a regular basis. In addition, in connection with examinations of institutions, OTS examiners have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the institution establishes a specific loss allowance for the full amount or for the portion of the asset classified as loss. All or a portion of allowances for loan losses established to cover probable losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention and monitored by the Bank.

The aggregate amounts of the Bank's classified assets, including assets designated as special mention, were as follows at the dates indicated:
	At June 30,
	2004	2003
(Dollars In Thousands)

Special mention assets	$ 2,195	$ 5,870
Substandard assets	4,880	5,983
Total	$ 7,075	$ 11,853

Total classified assets as a
percentage of total assets	0.54%	0.94%

The Bank's classified assets decreased $4.8 million, or 40.3%, to $7.1 million at June 30, 2004 from $11.9 million at June 30, 2003. This decrease was primarily attributable to general improvements in the real estate market and business conditions in the Bank's primary market area.

As set forth below, assets classified as special mention and substandard as of June 30, 2004 included 52 loans and properties totaling approximately $7.1 million.
	Number of
	Loans	Special Mention	Substandard	Total
(Dollars In Thousands)

Mortgage loans:
Single-family	20	$ 398	$ 3,090	$ 3,488
Construction	8	1,642	-	1,642
Commercial business loans	24	155	1,790	1,945
Total	52	$ 2,195	$ 4,880	$ 7,075


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

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses inherent in the loans held for investment. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan. The responsibility for the review of the Bank's assets and the determination of the adequacy of the allowance lies with the Internal Asset Review Committee ("IAR Committee"). The Bank increases its allowance for loan losses by charging a provision for loan losses against the Bank's operations.

The Bank has established a methodology for the determination of provision for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for loan losses as well as specific allowances that are tied to individual loans. The Bank's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance for identified problem loans and unallocated allowance.

The formula allowance is calculated by applying loss factors to the loans held for investment. The loss factors are applied according to loan program type and loan classification. The loss factors for each program type and loan classification are established based on an evaluation of the historical loss experience, prevailing market conditions, concentration in loan types and other relevant factors. Homogeneous loans, such as residential mortgage, home equity and consumer installment loans are considered on a pooled loan basis. A factor is assigned to each pool based upon expected charge-offs for one year. The factors for larger, less homogeneous loans, such as construction, multi-family and commercial real estate loans, are based upon loss experience tracked over business cycles considered appropriate for the loan type.

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

The unallocated allowance is based upon management's evaluation of various conditions, the effect of which are not directly measured in the determination of the formula and specific allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date: (1) then-existing general economic and business conditions affecting the key lending areas of the Bank; (2) credit quality trends; (3) loan volumes and concentrations; (4) recent loss experience in particular segments of the portfolio; and (5) regulatory examination results.

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


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

At June 30, 2004, the Bank had an allowance for loan losses of $7.6 million, or 0.88% of gross loans held for investment compared to an allowance for loan losses at June 30, 2003 of $7.2 million, or 0.96% of gross loans held for investment. An $819,000 provision for loan losses was recorded in fiscal 2004, compared to $1.1 million in fiscal 2003. The Bank's intent to expand its investment in multi-family, commercial real estate, construction and commercial business loans may lead to increased levels of charge-offs. However, management believes that the amount maintained in the allowance will be adequate, but not excessive, to absorb losses inherent in the loans held for investment. Although management believes that they use the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

As a result of past declines in local and regional real estate values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as a part of the examinations of such institutions by banking regulators. While the Bank believes that it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not recommend the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.


The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations.
	Year Ended June 30,
	2004	2003	2002	2001	2000
(Dollars In Thousands)

Allowance at beginning of period	$ 7,218	$ 6,579	$ 6,068	$ 6,850	$ 6,702
Provision for loan losses	819	1,055	525	-	250
Recoveries:
Mortgage loans:
Single-family	-	-	29	28	17
Multi-family	-	-	67	-	-
Consumer loans	1	45	-	-	14
Total recoveries	1	45	96	28	31

Charge-offs:
Mortgage loans:
Single-family	-	16	9	410	125
Commercial real estate	-	-	-	-	-
Commercial business loans	415	436	69	392	-
Consumer loans	9	9	32	8	8
Other loans	-	-	-	-	-
Total charge-offs	424	461	110	810	133
Net charge-offs	423	416	14	782	102
Balance at end of period	$ 7,614	$ 7,218	$ 6,579	$ 6,068	$ 6,850

Allowance for loan losses as a percentage of
gross loans held for investment	0.88%	0.96%	1.10%	0.86%	0.82%

Net charge-offs as a percentage of average
loans receivable, net, during the period	0.05%	0.06%	-	0.09%	0.01%

Allowance for loan losses as a percentage of
non-performing loans at the end of the period	701.75%	480.56%	498.79%	402.65%	898.95%


The following table sets forth the breakdown of the allowance for loan losses by loan category at the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance is based upon an asset classification matrix. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other categories.
	At June 30,
	2004		2003		2002		2001		2000
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
(Dollars In Thousands)

Mortgage loans:
Single-family	$ 1,561	65.48%	$ 1,372	64.89%	$ 1,330	65.80%	$ 1,944	75.86%	$ 2,246	81.63%
Multi-family	1,177	7.27	818	6.07	605	5.40	622	5.11	714	4.85
Commercial real estate	3,095	10.55	2,684	10.95	2,082	9.52	1,560	6.59	1,662	5.37
Construction	421	14.39	558	14.51	249	14.92	199	8.46	124	5.50
Commercial business loans	1,197	1.45	1,601	2.75	1,981	3.66	1,295	3.48	243	2.31
Consumer loans	16	0.08	18	0.13	19	0.17	25	0.26	23	0.18
Other loans	147	0.78	114	0.70	69	0.53	34	0.24	26	0.16
Unallocated	-	N/A	53	N/A	244	N/A	389	N/A	1,812	N/A
Total allowance for loan losses	$ 7,614	100.00%	$ 7,218	100.00%	$ 6,579	100.00%	$ 6,068	100.00%	$ 6,850	100.00%


Investment Securities Activities

Federally chartered savings institutions are permitted under federal and state laws to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances, mortgage-backed securities and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper and corporate debt securities. Savings institutions such as the Bank are also required to maintain an investment in FHLB stock. In addition, the Bank is required to maintain minimum levels of investments that qualify as liquid assets under OTS regulations (see "REGULATION" on page 27 and "Liquidity and Capital Resources" on page 50). In April 2001, the OTS removed the specific liquidity requirement and now requires institutions to maintain the appropriate liquidity specific to their operations.

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

At June 30, 2004, the Corporation's investment securities portfolio was $252.6 million, which primarily consisted of federal agency obligations. A total of $190.4 million of the Corporation's investment securities was classified as available for sale. All other securities were classified as held to maturity.

The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.
	At June 30,
		2004			2003			2002
		Estimated			Estimated			Estimated
	Amortized	Market		Amortized	Market		Amortized	Market
	Cost	Value	Percent	Cost	Value	Percent	Cost	Value	Percent
(Dollars In Thousands)

Held to maturity securities:
U.S. government agency securities	$ 59,199	$ 58,211	23.13%	$ 73,851	$ 74,196	24.95%	$ 154,351	$ 155,024	56.87%
U.S. government MBS	5	7	-	8	12	0.00	9	15	0.01
Corporate bonds	2,796	2,832	1.13	2,779	2,802	0.94	2,762	2,666	0.98
Certificates of deposit	200	200	0.08	200	200	0.07	-	-	-

Total held to maturity	62,200	61,250	24.34	76,838	77,210	25.96	157,122	157,705	57.86

Available for sale securities:
U.S. government agency securities	24,831	24,315	9.66	38,608	38,775	13.03	38,316	38,497	14.13
U.S. government MBS	17,723	17,533	6.97	-	-	-	-	-	-
U.S. government agency MBS	137,517	137,329	54.58	170,891	172,794	58.09	75,034	75,566	27.73
Private issue CMO	10,507	10,416	4.14	7,949	8,069	2.71	-	-	-
FHLMC common stock	12	759	0.30	12	609	0.20	11	734	0.27
FNMA common stock	1	28	0.01	1	26	0.01	1	29	0.01

Total available for sale	190,591	190,380	75.66	217,461	220,273	74.04	113,362	114,826	42.14

Total investment securities	$ 252,791	$ 251,630	100.00%	$ 294,299	$ 297,483	100.00%	$ 270,484	$ 272,531	100.00%


As of June 30, 2004, the Corporation held investments with unrealized holding losses totaling $2.5 million, consisting of the following:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. government agency securities:
FNMA	$ 6,833	$ 156	$ -	$ -	$ 6,833	$ 156
FHLMC	9,911	97	3,809	189	13,720	286
FHLB	48,040	828	2,881	119	50,921	947
FFCB (1)	5,872	128	-	-	5,872	128
U.S. government securities:
GNMA (2)	17,533	190	-	-	17,533	190
U.S. government agency MBS:
FNMA	42,455	308	5,376	220	47,831	528
FHLMC	16,530	190	-	-	16,530	190
Private issue CMO:
Washington Mutual, Inc	10,416	91	-	-	10,416	91
Total	$ 157,590	$ 1,988	$ 12,066	$ 528	$ 169,656	$ 2,516

(1)   Federal Farm Credit Banks ("FFCB")
(2)   Government National Mortgage Association ("GNMA")

As of June 30, 2004, the unrealized holding losses relate to a total of 47 investment securities, which consist of 14 adjustable rate MBS, three adjustable CMO and 30 fixed rate government agency debt obligations, which have been in an unrealized loss position (ranging from a deminimus percentage to 5.0% of cost) for not more than 13 months. Such unrealized holding losses are the result of an increase in market interest rates during fiscal 2004 and are not the result of credit or principal risk. Based on the nature of the investments and other considerations discussed above, management concluded that such unrealized losses were not other than temporary as of June 30, 2004.

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2004:
	Due in		Due		Due		Due
	One Year		After One to		After Five to		After
	or Less		Five Years		Ten Years		Ten Years (1)		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars In Thousands)

Held to maturity	$7,174	4.59%	$55,026	2.85%	-	-	$ -	-	$ 62,200	3.05%
Available for sale (1)	-	-	29,452	3.18%	-	-	160,928	3.65%	190,380	3.58%
Total	$7,174	4.59%	$84,478	2.96%	-	-	$160,928	3.65%	$252,580	3.45%

(1) Includes common stock investments, which do not have a stated maturity.

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


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

The Bank currently offers time deposits for terms not exceeding five years. As illustrated in the following table, time deposits accounted for 34.1% of the Bank's deposit portfolio at June 30, 2004, compared to 38.6% at June 30, 2003. The Bank attempts to reduce the overall cost of its deposit portfolio by increasing its transaction accounts (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 39).

The following table sets forth information concerning the Bank's weighted-average interest rate of deposits at June 30, 2004.
Weighted					Percentage
Average			Minimum	Balance	of Total
Interest Rate	Term	Deposit Account Type	Amount	(In Thousands)	Deposits

0.00%	N/A	Checking accounts - non-interest bearing	$ -	$ 41,551	4.88%

0.52	N/A	Checking accounts - interest bearing .	-	123,621	14.53

1.46	N/A	Savings accounts..	10	348,911	41.00

1.06	N/A	Money market accounts ..	-	46,858	5.51

		Time deposits:
1.77	18 to 36 months	Fixed-term, variable rate	1,000	2,103	0.25
1.26	30 days or less	Fixed-term, fixed rate .	1,000	126	0.01
-	31 to 90 days	Fixed-term, fixed rate .	1,000	-	-
0.92	91 to 180 days	Fixed-term, fixed rate .	1,000	45,635	5.36
0.99	181 to 365 days	Fixed-term, fixed rate .	1,000	39,215	4.60
1.88	Over 1 to 2 years	Fixed-term, fixed rate .	1,000	47,412	5.57
2.33	Over 2 to 3 years	Fixed-term, fixed rate .	1,000	50,012	5.88
3.51	Over 3 to 5 years	Fixed-term, fixed rate .	1,000	39,500	4.64
4.42	Over 5 to 10 years	Fixed-term, fixed rate .	1,000	65,681	7.72
5.65	Over 10 years	Fixed-term, fixed rate .	1,000	414	0.05
1.58%				$ 851,039	100.00%


The following table indicates the aggregate dollar amount of the Bank's time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2004.

Maturity Period	Amount
(In Thousands)

Three months or less	$ 31,937
Over three to six months	5,584
Over six to twelve months	5,602
Over twelve months	65,539
Total	$ 108,662

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated.
	At June 30,
	2004			2003
		Percent			Percent
		of	Increase		of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)
(Dollars In Thousands)

Checking accounts - non-interest bearing	$ 41,551	4.88%	$ (2,289)	$ 43,840	5.81%	$ 12,764
Checking accounts - interest bearing	123,621	14.53	24,722	98,899	13.11	4,815
Savings accounts	348,911	41.00	76,196	272,715	36.16	106,714
Money market accounts	46,858	5.51	(1,042)	47,900	6.35	(1,790)
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	126,881	14.90	(66,255)	193,136	25.61	(53,288)
Over one to two years	85,174	10.01	51,947	33,227	4.41	(18,447)
Over two to five years	75,840	8.91	13,730	62,110	8.24	26,006
Over five years	100	0.01	53	47	0.01	(184)
Fixed-term, variable rate	2,103	0.25	(129)	2,232	0.30	68
Total	$ 851,039	100.00%	$ 96,933	$ 754,106	100.00%	$ 76,658


Time Deposits by Rates. The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated.
		At June 30,
	2004	2003	2002
(In Thousands)

Below 1.00%	$ 40,867	$ 30,972	$ 84
1.00 to 1.99%	74,727	92,474	62,051
2.00 to 2.99%	78,066	38,404	42,385
3.00 to 3.99%	43,517	66,111	74,298
4.00 to 4.99%	37,816	40,831	79,399
5.00 to 5.99%	10,320	11,548	19,807
6.00 to 6.99%	4,463	9,504	57,001
7.00 to 7.99%	322	908	1,390
8.00% and over	-	-	182
Total	$ 290,098	$ 290,752	$ 336,597

Time Deposits by Maturities. The following table sets forth the aggregate dollar amount of time deposits at June 30, 2004 differentiated by interest rates and maturity.

		One to	Two to	Three to	After
	Less Than	Two	Three	Four	Four
	One Year	Years	Years	Years	Years	Total
(In Thousands)

Below 1.00%	$ 40,056	$ 811	$ -	$ -	$ -	$ 40,867
1.00 to 1.99%	62,476	11,688	537	26	-	74,727
2.00 to 2.99%	8,059	64,152	3,776	1,737	342	78,066
3.00 to 3.99%	7,446	3,832	8,683	13,629	9,927	43,517
4.00 to 4.99%	6,693	1,316	13,278	7,778	8,751	37,816
5.00 to 5.99%	1,461	1,312	5,483	1,853	211	10,320
6.00 to 6.99%	2,004	2,459	-	-	-	4,463
7.00 to and over	322	-	-	-	-	322

Total	$ 128,517	$ 85,570	$ 31,757	$ 25,023	$ 19,231	$ 290,098

Deposit Activity. The following table sets forth the deposit activity of the Bank for the periods indicated.
	At or For the Year Ended June 30,
	2004	2003	2002
(In Thousands)

Beginning balance	$ 754,106	$ 677,448	$ 730,041

Net deposits (withdrawals) before interest credited	83,591	60,377	(76,786)
Interest credited	13,342	16,281	24,193
Net increase (decrease) in deposits	96,933	76,658	(52,593)

Ending balance	$ 851,039	$ 754,106	$ 677,448


Borrowings. The FHLB-San Francisco functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities which are obligations of, or guaranteed by, the U.S. government) as collateral, provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate, maturity, terms and conditions. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank utilizes advances from the FHLB-San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk. The FHLB-San Francisco has, from time to time, served as the Bank's primary borrowing source. Advances from the FHLB-San Francisco are typically secured by the Bank's first mortgage loans. Total first mortgage loans pledged to the FHLB-San Francisco was $345.2 million at June 30, 2004 as compared to $348.8 million at June 30, 2003. In addition, the Bank pledged investment securities totaling $206.9 million at June 30, 2004 as compared to $242.2 million at June 30, 2003 to collateralize its FHLB advances under the Securities-Backed Credit ("SBC") facility. At June 30, 2004, the Bank had $324.9 million of borrowings from the FHLB-San Francisco with a weighted-average rate of 4.01%, of which $18.0 million was under the SBC facility. Such borrowings mature between 2004 and 2021.

The following table sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:
	At or For the Year Ended June 30,
	2004	2003	2002
(Dollars In Thousands)

Balance outstanding at the end of period:
FHLB advances	$ 324,877	$ 367,938	$ 202,466

Weighted average rate at the end of period:
FHLB advances	4.01%	3.50%	5.50%

Maximum amount of borrowings outstanding at any month end:
FHLB advances	$ 385,385	$ 367,938	$ 257,525

Average short-term borrowings (1)
With respect to:
FHLB advances	$ 97,638	$ 124,226	$ 76,144

Weighted average short-term borrowing rate during the period
With respect to:
FHLB advances	2.42%	2.49%	6.67%

(1) Borrowings with a remaining term of 12 months or less.

In addition, the Bank has a borrowing arrangement in the form of a federal funds facility with its correspondent bank in the amount of $45.0 million, none of which was outstanding at June 30, 2004 and 2003.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank's investment in its service corporations did not exceed these limits at June 30, 2004.


The Bank has three wholly owned subsidiaries: Provident Financial Corp ("PFC"), Profed Mortgage, Inc., and First Service Corporation. PFC's current activities include: (i) acting as trustee for the Bank's real estate transactions, (ii) engaging in annuity sales and providing brokerage services at branch offices of the Bank (through August 31, 2003), (iii) selling property insurance and life insurance, primarily to the Bank's customers (through August 31, 2003), and (iv) holding real estate for investment. Effective September 1, 2003, the Bank began offering investment and insurance services directly, without going through its subsidiary. The largest real estate investment of PFC is an office building in downtown Riverside, California with a book value of $9.6 million as of June 30, 2004. Other real estate held for investment by PFC at June 30, 2004 was $653,000. Profed Mortgage, Inc., which formerly conducted the Bank's mortgage banking activities, and First Service Corporation are currently inactive. At June 30, 2004, the Bank's investment in its subsidiaries was $8.7 million.

REGULATION

General

The Bank, as a federally-chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally-chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. Federal laws and regulations prescribe the investment and lending authority of savings institutions, and these institutions are prohibited from engaging in any activities not permitted by the laws and regulations. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that it may find in the Bank's operations. The FDIC also has the authority to examine the Bank in its roles as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters such as the ownership of savings accounts and the form and content of the Bank's mortgage requirements. Any change in these regulations, whether by the FDIC, the OTS or Congress could have a material adverse impact on the Company, the Bank and their operations.

Federal Regulation of Savings Institutions

Office of Thrift Supervision. The OTS has extensive authority over the operations of savings institution. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When the OTS and the FDIC conduct these examinations, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the institution's total assets, to fund the operations of the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inaction may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws. For example, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

All savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including


consolidated subsidiaries. The Bank's annual OTS assessment for the fiscal year ended June 30, 2004 was $224,000.

Federal Home Loan Bank System. The Bank is a member of the FHLB-San Francisco, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Bank is required to purchase and maintain stock in the FHLB-San Francisco. At June 30, 2004, the Bank had $27.9 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past two fiscal years such dividends have averaged 5.10% and were 3.91% for the fiscal year ended June 30, 2004.

Under federal law, the FHLB is required to provide funds for the resolution of troubled savings institutions and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Bank is a member of the SAIF, which is administered by the FDIC. The FDIC insures deposits up to the applicable limits and this insurance is backed by the full faith and credit of the United States government.

As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of least 5%, a ratio of Tier 1, or core capital, to risk-weighted assets (("Tier 1 risk-based capital")) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium while institutions that are less than adequately capitalized (i.e., a core or Tier 1 risk-based capital ratio of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern, pay the highest premium. The FDIC makes risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reasons deemed necessary by the FDIC.

Since January 1, 1997, the premium schedule for BIF and SAIF insured institutions has ranged from 0 to 27 basis points. However, SAIF- and BIF-insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s equal to approximately 1.5 basis


points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature.

Under the Federal Deposit Insurance Act ("FDIA"), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8.0%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4.0%, or a ratio of core capital to total assets of less than 4.0% (3.0% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6.0%, a Tier I capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to total assets ratio equal to or less than 1.5% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount that would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2004, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

Qualified Thrift Lender Test. All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill and (iii) the value of property used to conduct business in certain "qualified thrift investments" in at least nine out of each 12 month period on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2004, the Bank met the test and its QTL percentage was 86.11%.

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


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

Capital Requirements. Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At June 30, 2004, the Bank had tangible capital of $90.4 million, or 6.9% of adjusted total assets, which is approximately $70.8 million above the minimum requirement of 1.5% of adjusted total assets on that date. At June 30, 2004, the Bank had $175.5 million in core deposit intangible and $1.6 million in servicing assets.

The capital standards also require core capital equal to at least 3.0% or 4.0% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At June 30, 2004, the Bank had core capital equal to $90.4 million, or 6.9% of adjusted tangible assets, which is $38.0 million above the 4.0% requirement of adjusted tangible assets on that date.

The OTS risk-based capital requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as Core capital and general loan loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

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

On June 30, 2004, the Bank had total risk-based capital of approximately $95.0 million, including $90.4 million in core capital and $4.6 million in qualifying supplementary capital, and risk-weighted assets of $766.8 million, or a total capital ratio of 12.4% to risk-weighted assets. This amount was $33.7 million above the 8.0% requirement on that date.

The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4.0% core capital ratio, a 4.0% Tier 1 capital ratio or an 8.0% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

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


Limitations on Capital Distributions. The OTS imposes various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings institution from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association's mutual to stock conversion.

The Bank may make a capital distribution without OTS approval provided that the Bank notify the OTS 30 days before it declares the capital distribution and that the following requirements are met: (i) the Bank has a regulatory rating in one of the two top examination categories; (ii) the Bank is not of supervisory concern, and will remain adequately or well capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution; and (iii) the distribution does not exceed the Bank's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet these stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

If the Bank's capital falls below its regulatory requirements or the OTS notifies it that it is in need of more than normal supervision, the Bank's ability to make capital distributions will be restricted. In addition, no distribution will be made if OTS notifies the Bank that a proposed capital distribution would constitute an unsafe and unsound practice, which would otherwise be permitted by the regulation.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At June 30, 2004, the Bank's limit on loans to one borrower was $16.0 million. At June 30, 2004, the Bank's largest loan commitment to a related group of borrowers was $13.1 million. Of this commitment, $ 7.7 million has been disbursed in the form of four loans, which are performing according to their original terms; while $2.3 million of these loans were sold to investors in the form of participation loans.

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

The OTS may determine that the continuation by a savings institution of its ownership, control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the savings institution or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings institution to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

Transactions with Affiliates. Savings institutions must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings institution were a Federal Reserve member Savings Bank. Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Corporation and any company that is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a savings and loan holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

On April 1, 2003, the Federal Reserve's Regulation W, which comprehensively amends sections 23A and 23B of the Federal Reserve Act, became effective. The Federal Reserve Act and Regulation W are applicable to savings institutions such as the Bank. The Regulation unifies and updates staff interpretations issued over the years,


incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Financial Services Modernization Act of 1999.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. The OTS may use an unsatisfactory rating as the basis for the denial of an application. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If the Director does not take action, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a federal statute, generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress asked to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Savings and Loan Holding Company Regulations

General. The Corporation is a unitary savings and loan holding company subject to the regulatory oversight of the OTS. Accordingly, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings institution subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.


The Financial Services Modernization Act. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation was to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

(a)	repealed the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

(b)	provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

(c)	broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

(d)	provided an enhanced framework for protecting the privacy of consumer information; and

(e)	addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

The GLBA also imposes certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions was required by July 1, 2001.

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

The USA Patriot Act. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act" was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.


Among other requirements, Title III of the USA Patriot Act imposes the following requirements:

  All financial institutions must establish anti-money laundering programs that include (i) internal policies, procedures and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs and (iv) an independent audit function to test the anti-money laundering program.

  Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

  Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks that do not have a physical presence in any country, and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

  Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Our policies and procedures have been updated to reflect the requirements of the USA Patriot Act. No significant changes in our business or customer practices were required as a result of the implementation of these requirements.

Sarbanes-Oxley Act. The Sarbanes-Oxley Act was signed into law by the President of the United States of America on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934, including the Corporation.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosures, corporate governance and related rules and mandates. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Sarbanes-Oxley Act addresses, among other matters:

  audit committees;

  certification of financial statements by the chief executive officer and the chief financial officer;

  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

  a prohibition on insider trading during pension fund black out periods;

  disclosure of off-balance sheet transactions;

  a prohibition on personal loans to directors and officers;

  expedited filing requirements for Form 4s;

  disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

  "real time" filing of periodic reports;

  the formation of a public company accounting oversight board;

  auditor independence; and

  various increased criminal penalties for violations of securities laws.


Qualified Thrift Lender Test. If the Bank fails the qualified thrift lender test, within one year the Corporation must register as, and will become subject to, the significant activity restrictions applicable to savings and loan holding companies (see "Qualified Thrift Lender Test" on page 29).

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

Tax Bad Debt Reserves. As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995. Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method. Instead, the Bank will be permitted to deduct as bad debt expense its specific charge-offs during the taxable year. In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post-1987 additions to their bad debt tax reserves. As of the effective date of the legislation, the Bank had no post-1987 additions to its bad debt tax reserves. As of June 30, 2004, the Bank's total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million. Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a "non-dividend distribution" as defined below.

Distributions. To the extent that the Bank makes "non-dividend distributions" to the Corporation that are considered as made from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "Limitation on Capital Distributions" on page 31 for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve. During fiscal 2004, the Bank declared and paid cash dividends to the Corporation of $8.0 million while the Corporation declared and paid cash dividends to the shareholders of $2.4 million.

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986 imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

Non-Qualified Compensation Tax Benefits. During fiscal 2004, 1,451 shares of common stock under the Management Recognition Plan ("MRP") were distributed to non-employee members of the Corporation's Board of Directors in accordance with previous awards and consistent with the vesting schedule. Also, 59,625 common stock option contracts to purchase shares of the Corporation's common stock were exercised as non-qualified stock option contracts during fiscal 2004. The federal tax benefit from the non-qualified compensation in fiscal 2004 was $252,000.


Other Matters. The Internal Revenue Service has audited the Bank's income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.

State Taxation

California. The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank). At June 30, 2004, the total net state tax rate was 7.4%. Bad debt deductions are available in computing California franchise taxes using the specific charge-off method. The Bank and its California subsidiaries file California franchise tax returns on a combined basis. The Corporation will be treated as a general corporation subject to the general corporate tax rate. The state tax benefits from the non-qualified compensation in fiscal 2004, as described under the Federal Taxation section, were $97,000.

Delaware. As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank.
		Position
Name	Age (1)	Corporation	Bank
Craig G. Blunden	56	Chairman, President and	Chairman, President and
		Chief Executive Officer	Chief Executive Officer

Lilian Brunner	49	-	Senior Vice President
			Chief Information Officer

Thomas "Lee" Fenn	55	-	Senior Vice President
			Chief Lending Officer

Richard L. Gale	53	-	Senior Vice President
			Provident Bank Mortgage

Donavon P. Ternes	44	Chief Financial Officer	Senior Vice President
		Corporate Secretary	Chief Financial Officer

________________
(1)   As of June 30, 2004.

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


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

Item 2. Properties

At June 30, 2004, the net book value of the Bank's property (including land and buildings) and its furniture, fixtures and equipment was $7.9 million. The Bank's home office is located in Riverside, California. Including the home office, the Bank has 12 banking offices, 11 of which are located in Riverside County in the cities of Riverside (4), Moreno Valley, Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe and one is located in Redlands, San Bernardino County, California. The Bank owns nine of the banking offices and three are leased. The leases expire from 2004 to 2013. The Bank also has eight separate loan production offices, which are located in City of Industry, Fullerton, Glendora, La Quinta, Corona, Rancho Cucamonga, Riverside, and Torrance, California. All of these offices are leased. The leases expire from 2004 to 2009.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.


PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the Nasdaq Stock Market under the symbol PROV. The following table provides the high and low stock prices for PROV during the last two fiscal years. As of June 30, 2004, there were approximately 359 registered stockholders of record.
	First	Second	Third	Fourth
	(Ended September 30)	(Ended December 31)	(Ended March 31)	(Ended June 30)

2004 Quarters:
High	$ 20.39	$ 25.28	$ 25.98	$ 25.90
Low	$ 19.56	$ 20.05	$ 22.74	$ 23.50

2003 Quarters:
High	$ 16.63	$ 17.87	$ 19.21	$ 21.00
Low	$ 13.67	$ 14.84	$ 17.60	$ 18.67

The Corporation started a quarterly cash dividend policy on July 24, 2002. Quarterly dividends of $0.07, $0.07, $0.10 and $0.10 per share were paid for the quarters ended September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004, respectively. Future declarations or payments of dividends will be subject to determination by the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

The Corporation continues to repurchase its common stock consistent with the Board approved stock repurchase plan. On June 28, 2004, the Corporation announced a plan regarding the repurchase of 5% of its common stock or approximately 354,585 shares, all of which are still available for repurchase. During fiscal 2004, a total of 516,627 shares were repurchased at an average cost of $21.20 per share.

The table below sets forth information regarding the Corporation's repurchases of its common stock during fourth quarter of fiscal 2004.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 2004	-	-	252,400	116,669
May 4 - May 19, 2004	35,000	23.99	287,400	81,669
June 17, 2004	81,669	24.05	369,069	354,585	(1)
Total	116,669	$ 24.03	369,069	354,585

(1)    On June 28, 2004, the Corporation announced the stock repurchase of up to 354,585 shares.


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

General

Management's discussion and analysis of financial condition and results of operations are intended to assist in understanding the financial condition and results of operations of the Corporation. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this report. Provident Savings Bank, F.S.B., is a wholly owned subsidiary of Provident Financial Holdings, Inc. and as such, comprises substantially all of the activity for Provident Financial Holdings, Inc.

Certain matters in this annual report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, the direction of future interest rates, the California real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes, labor market competitiveness, and other risks detailed in the Corporation's reports filed with the SEC.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) SFAS No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogeneous loans, (ii) a specific valuation allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these values is inherently subjective and the actual losses could be greater or less than


the estimates. For further details, see the section entitled "Comparison of Operating Results for the Year Ended June 30, 2004 and 2003 - Provision for Loan Losses" narrative on page 43.

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

Properties acquired through foreclosure or deed in lieu of foreclosure, are transferred to the real estate owned portfolio and carried at the lower of cost or estimated fair value less the estimated costs to sell the property. The fair values of the properties are based upon current appraisals. The difference between the fair value of the real estate collateral and the loan balance at the time of the transfer is recorded as a loan charge-off if fair value is lower. Subsequent to foreclosure, management periodically performs additional valuations and the properties are adjusted, if necessary, to the lower of carrying value or fair value, less estimated selling costs. The determination of a property's estimated fair value includes revenues projected to be realized from disposal of the property, construction and renovation costs.

SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," requires that derivatives of the Corporation be recorded in the consolidated financial statements at fair value. Management considers this accounting policy to be a critical accounting policy. The Bank's derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans and option contracts to hedge the risk of the commitments. Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends. The fair value adjustments of the derivatives are recorded in the consolidated statements of operations with offsets to other assets or other liabilities in the consolidated statements of financial condition. During the third quarter of fiscal 2004, the Corporation adopted the SEC guidance regarding loan commitments that are recognized as derivatives pursuant to SFAS No. 133. As a result of implementing the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," the Corporation excluded the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. The Corporation's previous practice had been to recognize, at the inception of the rate lock, the anticipated servicing released premiums on the underlying loans. The Corporation elected to prospectively apply this guidance to new loan commitments initiated after January 1, 2004. This action resulted in the delay in recognition of approximately $580,000 of estimated servicing released premiums for the year ended June 30, 2004, which will instead be recognized in future periods when the underlying loans are funded and sold.

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

The Corporation's operating strategies for the next three years are designed to change the composition of, and diversify its balance sheet. These strategies include diversifying its revenue sources; creating operating efficiencies; and deploying more aggressive capital management techniques.

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


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

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation's contractual obligations at June 30, 2004 and the effect such obligations are expected to have on the Corporation's liquidity and cash flows in future periods:

	Payments Due by Period
	Less than	Over 1 to	Over 3 to	Over
(In Thousands)	1 year	3 years	5 years	5 years	Total
Operating lease obligations	$ 581	$ 892	$ 607	$ 308	$ 2,388
Time deposits	134,624	123,807	45,948	100	304,479
FHLB borrowings	80,587	62,069	116,131	120,940	379,727
Total	$ 215,792	$ 186,768	$ 162,686	$ 121,348	$ 686,594

The expected obligations for time deposits and FHLB borrowings include anticipated interest accruals based on respective contractual terms.

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, forward loan sale agreements to third parties and commitments to purchase investment securities. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition. The Corporation's exposure to credit loss, in the event of non-performance by the other party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments. As of June 30, 2004 and 2003, these commitments were $86.9 million and $157.2 million, respectively.

Comparison of Financial Condition at June 30, 2004 and June 30, 2003

Total assets increased $57.5 million, or 5%, to $1.32 billion at June 30, 2004 from $1.26 billion at June 30, 2003 primarily as a result of increases in loans held for investment, partly offset by decreases in investment securities and receivable from sale of loans. The loans held for investment increased $118.3 million, or 16%, to $862.5 million at June 30, 2004 from $744.2 million at June 30, 2003 primarily as a result of originating $637.0 million of loans held for investment, which was partly offset by $477.7 million of loan prepayments. These prepayments were


attributable to the extraordinarily high volume of refinance activity during fiscal 2004 in connection with the low interest rate environment. The receivable from sale of loans decreased $28.4 million, or 25%, to $86.5 million at June 30, 2004 from $114.9 million at June 30, 2003, resulting from the timing difference between loan sales and loan sale settlements.

The Bank originated approximately $1.71 billion in new loans, primarily through PBM, and purchased $37.7 million in loans from other financial institutions. The PBM loan production is sold primarily servicing released. A total of $1.16 billion was sold during fiscal 2004. The outstanding balance of loans held for sale increased to $20.1 million at June 30, 2004 from $4.2 million at June 30, 2003. The outstanding balance of loans held for sale is largely dependent on the timing of loan fundings and loan sales.

Total investment securities decreased $44.5 million, or 15%, to $252.6 million at June 30, 2004 from $297.1 million at June 30, 2003. For fiscal 2004, the issuers called $148.8 million of investment securities and $94.9 million of reductions were the result of mortgage-backed securities principal payments, while $204.1 million of investment securities were purchased. The high volume of called securities was primarily the result of a high volume of callable bonds purchased with coupon rates higher than market interest rates and short call dates during the period. The securities called were government agency callable bonds and were primarily issued by the FHLB, the FNMA and the FHLMC.

Total liabilities increased $54.4 million, or 5%, to $1.21 billion at June 30, 2004 from $1.15 billion at June 30, 2003 as a result of the increase in customer deposits. Total deposits increased $96.9 million, or 13%, to $851.0 million at June 30, 2004 from $754.1 million at June 30, 2003. During fiscal 2004, the Bank continued its emphasis on expanding customer relationships, particularly in transaction accounts. Transaction accounts increased $97.5 million, or 21%, to $560.9 million at June 30, 2004 from $463.4 million. The transaction accounts comprised 66% of total deposits at June 30, 2004 as compared to 61% at June 30, 2003.

FHLB advances decreased $43.0 million, or 12%, to $324.9 million at June 30, 2004 from $367.9 million at June 30, 2003. FHLB advances were primarily used to supplement the funding needs of the Bank, to the extent that an increase in deposits and a decrease in investment securities did not meet loan funding requirements. The increase in deposits and the decrease in investment securities in fiscal 2004 exceeded the funding needs of the Bank and, therefore FHLB advances declined.

Total stockholders' equity was $110.0 million at June 30, 2004, as compared to $106.9 million at June 30, 2003. The $3.1 million increase in stockholders' equity during fiscal 2004 was primarily attributable to earnings in fiscal 2004, partly offset by share repurchases. The Corporation repurchased 516,627 shares, or approximately 7% of outstanding shares, at an average price of $21.20 per share, totaling $11.0 million during fiscal 2004. The Corporation's book value per share increased to $15.51 at June 30, 2004 from $14.29 at June 30, 2003.

Comparison of Operating Results for the Years Ended June 30, 2004 and 2003

General. The Corporation had net income of $15.1 million, or $2.09 per diluted share, for the year ended June 30, 2004, as compared to $16.9 million, or $2.20 per diluted share, for the year ended June 30, 2003. The decrease in net income in fiscal 2004 was primarily attributable to a decrease in non-interest income and an increase in non-interest expenses, which was partly offset by an increase in net interest income.

Net Interest Income. Net interest income before provision for loan losses increased $4.8 million, or 15.3%, to $36.2 million in fiscal 2004 from $31.4 million in fiscal 2003. This increase resulted principally from increases in average earning assets and net interest margin. The average balance of earning assets increased $147.4 million, or 13.8%, to $1.22 billion in fiscal 2004 from $1.07 billion in fiscal 2003. The net interest margin increased to an average of 2.97% in fiscal 2004 from an average of 2.94% in fiscal 2003. The increase in the net interest margin was primarily attributable to an increase in higher yielding assets and an increase in lower interest-bearing deposits. The average balance of loans held for investment, which generally have average higher yields than investment securities, comprised 75.2% of the average earning assets in fiscal 2004 as compared to 70.5% in fiscal 2003. The average balance on transaction accounts, which generally have a lower average cost than time deposits, comprised 66.6% of the average total deposits in fiscal 2004 as compared to 55.1% in fiscal 2003.


Interest Income. Interest income increased $2.3 million, or 3.8%, to $62.2 million in fiscal 2004 from $59.9 million in fiscal 2003. The increase in interest income was primarily a result of an increase in the average balance of earning assets, which was partly offset by a decrease in the average yield on earning assets. The increase in the average assets was primarily attributable to the increase in loans held for investment, which was partly offset by the decrease in investment securities. Total origination of loans held for investment, including loan purchases, was $637.0 million, while total loan prepayments were $477.7 million in fiscal 2004. The decrease in the yields was the result of the decline in interest rates during fiscal 2004. Average yield on loans held for investment decreased 72 basis points to 5.81% in fiscal 2004 from 6.53% in fiscal 2003. The decrease in the average loan yield was primarily a result of the impact of the prepayment of higher yielding loans held for investment replaced with lower yielding loans. Average yield on investment securities, including FHLB stock, decreased 37 basis points to 2.96% in fiscal 2004 from 3.33% in fiscal 2003. The decrease in the average yield of investment securities was primarily a result of the high volume of securities called by the issuers, which were replaced with investment securities with a lower average yield.

Interest Expense. Interest expense decreased $2.5 million, or 8.8%, to $25.9 million in fiscal 2004 from $28.4 million in fiscal 2003. The decrease in interest expense was attributable to the decrease in the average cost, which was partly offset by an increase in average costing liabilities. The average cost of costing liabilities decreased 57 basis points to 2.28% in fiscal 2004 from 2.85% in fiscal 2003. The average cost of deposits decreased 63 basis points to 1.63% in fiscal 2004 from 2.26% in fiscal 2003. The decrease in the average cost of deposits was the result of the decline in interest rates during fiscal 2004, maturities of higher costing time deposits and the change in the deposit mix toward lower costing transaction accounts. The average balance of deposits increased $97.2 million, or 13.5%, to $815.6 million in fiscal 2004 from $718.4 million in fiscal 2003. The average cost of FHLB advances decreased 45 basis points to 3.90% in fiscal 2004 from 4.35% in fiscal 2003. The decrease in the average cost of FHLB advances was primarily attributable to the decline in interest rates, maturities of higher costing advances and the utilization of lower costing overnight borrowings. The average maturity of FHLB advances increased to 45 months at June 30, 2004 from 36 months at June 30, 2003. The average balance of FHLB advances increased $43.3 million, or 15.5%, to $322.7 million in fiscal 2004 from $279.4 million in fiscal 2003.

Provision for Loan Losses. Loan loss provisions in fiscal 2004 were $819,000 as compared to $1.1 million in fiscal 2003. The decrease in loss provision in fiscal 2004 was primarily a result of the decrease in the balance and classification of commercial business loans and the slower growth of loans held for investment in fiscal 2004 as compared to the loan growth in fiscal 2003. The balance of the commercial business loans, which generally have a higher allowance for loan loss requirement, was $13.8 million at June 30, 2004 as compared to $22.5 million at June 30, 2003. The allowance for loan loss requirement for the commercial business loans declined to $1.2 million at June 30, 2004 from $1.6 million at June 30, 2003. The loan growth in fiscal 2004 was $118.3 million as compared to $150.7 million in fiscal 2003. The allowance for loan losses was $7.6 million, or 0.88% of gross loans held for investment at June 30, 2004 as compared to $7.2 million, or 0.96% of gross loans held for investment at June 30, 2003. The allowance for loan losses as a percentage of non-performing loans at the end of fiscal 2004 was 701.8%, as compared to 480.6% at the end of fiscal 2003.

Consistent with its current operating strategy, the Corporation intends for the fastest growing segments of loans held for investment to be commercial real estate, multi-family and construction loans. These loans generally have greater risk than single-family mortgage loans. Management believes that the current provision for loan losses is prudent based upon the loans held for investment composition, historic loss experience and current economic conditions.

Non-Interest Income. Total non-interest income decreased $5.6 million, or 21.7%, to $20.2 million in fiscal 2004 from $25.8 million in fiscal 2003. The decrease in non-interest income was primarily attributable to a decrease in gain on sale of loans, along with decreases in real estate operations, gain on sale of investment securities and other income, partly offset by increases in deposit account fees and loan servicing and other fees.

Loan servicing and other fees increased $447,000, or 24.2%, to $2.3 million in fiscal 2004 from $1.8 million in fiscal 2003, resulting primarily from increases in loan prepayment fees and loan servicing fees. The increase in the loan servicing fees was also a result of a higher balance of loans serviced for others, $269.4 million as of June 30, 2004 as compared to $114.1 million as of June 30, 2003.


Total gain on sale of loans decreased $4.9 million, or 25.5%, to $14.3 million in fiscal 2004 from $19.2 million in fiscal 2003, and was the result of lower loan sale volume and an unfavorable SFAS No. 133 adjustment. Total loans originated for sale decreased $158.9 million, or 12.5%, to $1.11 billion in fiscal 2004 from $1.27 billion in fiscal 2003. The decrease in the loans originated for sale was primarily attributable to a strong refinance market, which appears to have peaked in fiscal 2003.

The net impact of derivative financial instruments (SFAS No. 133) was an unfavorable adjustment of $859,000 as compared to a favorable adjustment of $360,000 in the same period last year. The fair value of the derivative financial instruments outstanding at June 30, 2004 was a loss of $109,000 in comparison to a gain of $1.6 million at June 30, 2003.

The Corporation implemented the SEC guidance described in the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," which does not allow for the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. Consequently, the Corporation excluded from its SFAS No. 133 adjustment $580,000 of estimated servicing released premiums at June 30, 2004. This income will be realized in future periods when the underlying loans are funded and sold. The SFAS No. 133 adjustment is relatively volatile and may have an adverse impact on future earnings.

As a result of the change in value of derivative financial instruments (including the impact of the implementation of the SEC Staff Accounting Bulletin No. 105), the PBM average loan sale margin decreased seven basis points to 1.36% during fiscal 2004 from 1.43% during fiscal 2003. The decrease in the average loan sale margin was partly offset by the improvement in the mix of the loan sales with a higher percentage of high margin products. The high margin products consist primarily of second trust deeds, Alt-A adjustable rate and Alt-A fixed rate first trust deed mortgage loans. In fiscal 2004, the high margin products comprised of 40% of the PBM loan sale volume as compared to 19% of the loan sale volume in fiscal 2003.

The average profit margin for PBM in fiscal 2004 and 2003 was 85 basis points and 100 basis points, respectively. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit. The decrease of the profit margin was due to the decrease in gain on sale of loans.

Deposit account fees increased $252,000, or 14.5%, to $2.0 million in fiscal 2004 from $1.7 million in fiscal 2003. The increase in deposit account fees was the direct result of the Bank's deposit strategy, which emphasizes transaction account growth.

There were no sales of investment securities during fiscal 2004 as compared to the sale of $25.4 million of investment securities for a $694,000 gain during fiscal 2003.

Other non-interest income decreased $289,000 to $1.3 million in fiscal 2004, primarily attributable to $283,000 of partial recoveries from two loans in fiscal 2003, which was not replicated in fiscal 2004.

Non-Interest Expense. Total non-interest expense increased $867,000, or 3.1%, to $28.8 million in fiscal 2004 as compared to $27.9 million in fiscal 2003. This increase was attributable primarily to increases in compensation expenses and professional expenses, and was partially offset by lower equipment and other operating expenses. The increase in non-interest expense was primarily the result of the costs associated with loan production in the mortgage banking division and commercial real estate department.

Income Taxes. The provision for income taxes was $11.7 million for fiscal 2004, representing an effective tax rate of 43.7%, as compared to $11.4 million in 2003, representing an effective tax rate of 40.2%. The Corporation determined that the tax rate of 43.7% in fiscal 2004 reflects a more accurate estimate of its fiscal 2004 income tax obligations.


Comparison of Operating Results for the Years Ended June 30, 2003 and 2002

General. The Corporation had net income of $16.9 million, or $2.20 per diluted share, for the year ended June 30, 2003, as compared to $9.1 million, or $1.12 per diluted share, for the year ended June 30, 2002. The increase in net income in fiscal 2003 was primarily attributable to an improvement in non-interest income.

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

Interest Income. Interest income decreased $5.8 million, or 8.8%, to $59.9 million in fiscal 2003 from $65.7 million in fiscal 2002 as the average yield on assets decreased 90 basis points to 5.59% in fiscal 2003 from 6.49% in fiscal 2002. The decrease in the average yield was partly offset by the increase in the average earning assets from $1.01 billion in fiscal 2002 to $1.07 billion in fiscal 2003. The decrease in the yields was the result of the decline in interest rates during fiscal 2003. Average yield on loans decreased 87 basis points to 6.53% in fiscal 2003 from 7.40% in fiscal 2002, while the average balance increased $62.1 million, or 9.0%, to $754.9 million during fiscal 2003 from $692.8 million during fiscal 2002. The decrease in the average loan yield was primarily a result of the impact of higher yielding loans held for investment prepaying which were replaced with new lower yielding loans. Average yield on investment securities decreased 196 basis points to 3.25% in fiscal 2003 from 5.21% in fiscal 2002, while the average balance increased $65.0 million, or 27.9%, to $297.8 million in fiscal 2003 from $232.8 million in fiscal 2002. The decrease in the average yield was primarily a result of $284.0 million of higher yielding investment securities called by the issuers, $25.4 million of investment securities that were sold for gains and a larger composition of short-term investments. The average maturity/call of investment securities was 2.19 years at June 30, 2003 as compared to 2.38 years at June 30, 2002.

Interest Expense. Interest expense decreased $10.8 million, or 27.6%, to $28.4 million in fiscal 2003 from $39.2 million in fiscal 2002. The average cost of deposits decreased 117 basis points to 2.26% during fiscal 2003 from 3.43% during fiscal 2002. The decrease in the average cost of deposits was the result of the decline in interest rates during fiscal 2003, maturities of higher costing time deposits and the change in the deposit mix toward lower costing transaction accounts. The average balance of deposits increased $16.6 million, or 2.4%, to $718.4 million during fiscal 2003 from $701.8 million during fiscal 2002. The average cost of FHLB advances decreased 204 basis points to 4.35% in fiscal 2003 from 6.39% in fiscal 2002. The decrease in the average cost of FHLB advances was primarily attributable to the decline in interest rates, $46.5 million of maturities with an average cost of 6.41%, $101.0 million of new advances with an average cost of 3.35% and the utilization of overnight borrowings with an average balance of $74.2 million at an average cost of 1.42% during fiscal 2003. The average maturity of FHLB advances decreased to 36 months at June 30, 2003 from 48 months at June 30, 2002. The average balance of FHLB advances increased $42.4 million, or 17.9%, to $279.4 million during fiscal 2003 from $237.0 million during fiscal 2002. In fiscal 2003, the Bank prepaid $20.0 million of FHLB advances incurring prepayment penalties of $298,000 as compared to the prepayment of $37.0 million of FHLB advances incurring prepayment penalties of $365,000 in fiscal 2002.

Provision for Loan Losses. Loan loss provisions in fiscal 2003 were $1.1 million as compared to $525,000 in fiscal 2002. The increase in loss provisions in fiscal 2003 was primarily a result of the increase in the loans held for investment and $436,000 of charge-offs from three commercial business loans to two borrowers. The allowance for loan losses was $7.2 million, or 0.96% of gross loans held for investment, at June 30, 2003, as compared to $6.6 million or 1.10% of gross loans held for investment, at June 30, 2002. The allowance for loan losses as a percentage of non-performing loans at the end of fiscal 2003 was 480.6%, as compared to 498.8% at the end of fiscal 2002.

In accordance with the current operating strategy, the fastest growing segments of the loans held for investment are commercial real estate and construction loans. These loans generally have greater risk than single-family mortgage loans. Management believes that the current allowance for loan losses is prudent based upon the loans held for investment composition, historic loss experience and current economic conditions.


Non-Interest Income. Total non-interest income increased $9.4 million, or 57.3%, to $25.8 million in fiscal 2003 from $16.4 million in fiscal 2002. The increase in non-interest income was primarily attributable to an increase in gain on sale of loans, along with increases in deposit account fees, gain on sale of investment securities and other income, partly offset by a decline in loan servicing and other fees.

Total gain on sale of loans increased $9.1 million, or 90.1%, to $19.2 million in fiscal 2003 from $10.1 million in fiscal 2002, and was the result of higher loan origination volume, a favorable SFAS No. 133 adjustment and a higher average loan sale margin. The increase on the gain on sale of loans was primarily a result of a strong refinance market as interest rates declined during fiscal 2003. Total loans originated for sale increased $166.7 million, or 15.1%, to $1.27 billion in fiscal 2003 from $1.10 billion in fiscal 2002.

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

The average profit margin for PBM in fiscal 2003 and 2002 was 100 basis points and 56 basis points, respectively. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit. The three principal reasons for the increase of the profit margin was the emphasis on originating the most profitable mortgage loan products, the economies of scale realized by producing larger loan volumes with relatively fixed operating expenses and the extraordinary pricing opportunities given the consumer demand for mortgage loan products during the period.

Deposit account fees increased $93,000, or 5.7%, to $1.7 million in fiscal 2003 from $1.6 million in fiscal 2002. The increase in deposit account fees was the direct result of the Bank's deposit strategy, which emphasizes transaction account growth.

The increase in gain on sale of investment securities was the result of the sale of $25.4 million of investment securities for a $694,000 gain during fiscal 2003 as compared to the sale of $21.3 million of investment securities for a $544,000 gain during fiscal 2002.

Other non-interest income increased $320,000, or 25.7%, to $1.6 million in fiscal 2003 from $1.2 million in fiscal 2002. The increase was primarily attributable to $283,000 of partial recoveries from two loans.

Loan servicing and other fees decreased $333,000, or 15.3%, to $1.8 million in fiscal 2003 from $2.2 million in fiscal 2002, resulting primarily from decreases in loan prepayment fees and loan servicing fees. The decline in the loan servicing fees was a result of a lower volume of loans serviced for others, $114.1 million as of June 30, 2003 as compared to $136.1 million as of June 30, 2002.

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


Average Balances, Interest and Average Yields/Costs. The following table sets forth certain information for the periods regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs thereof. Such yields and costs for the periods indicated are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented.


					Year Ended June 30,
		2004			2003			2002
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)

Interest-earning assets:
Loans receivable, net (1)	$ 915,894	$ 53,216	5.81%	$ 754,886	$ 49,328	6.53%	$ 692,761	$ 51,247	7.40%
Investment securities	276,436	7,978	2.89%	297,760	9,668	3.25%	232,781	12,122	5.21%
FHLB stock	24,012	938	3.91%	16,776	843	5.03%	15,006	779	5.19%
Interest-earning deposits	1,793	19	1.06%	1,318	17	1.29%	71,484	1,520	2.13%
Total interest-earning assets	1,218,135	62,151	5.10%	1,070,740	59,856	5.59%	1,012,032	65,668	6.49%

Non-interest earning assets	67,709			74,740			50,114
Total assets	$ 1,285,844			$ 1,145,480			$ 1,062,146

Deposits and borrowings:
Checking and money market accounts (2)	$ 206,384	1,365	0.66%	$ 191,997	1,560	0.81%	$ 172,293	2,410	1.40%
Savings accounts	336,756	5,267	1.56%	203,977	4,161	2.04%	135,621	3,170	2.34%
Time deposits	272,486	6,688	2.45%	322,410	10,531	3.27%	393,857	18,474	4.69%
Total deposits	815,626	13,320	1.63%	718,384	16,252	2.26%	701,771	24,054	3.43%

Borrowings (3)	322,745	12,599	3.90%	279,422	12,161	4.35%	236,967	15,134	6.39%

Total deposits and borrowings	1,138,371	25,919	2.28%	997,806	28,413	2.85%	938,738	39,188	4.17%

Non-interest-bearing liabilities	40,830			45,378			22,705
Total liabilities	1,179,201			1,043,184			961,443

Stockholders' equity	106,643			102,296			100,703
Total liabilities and stockholders'
equity	$ 1,285,844			$ 1,145,480			$ 1,062,146

Net interest income		$ 36,232			$ 31,443			$ 26,480

Interest rate spread (4)			2.82%			2.74%			2.32%
Net interest margin (5)			2.97%			2.94%			2.62%
Ratio of average interest-earning
assets to average interest-bearing
liabilities	107.01%			107.31%			107.81%

(1)	Includes loans held for sale and non-accrual loans, as well as net deferred loan fee amortization of $613,000, $574,000 and $247,000 for the years ended June 30, 2004, 2003 and 2002, respectively.
(2)	Includes average balance of non-interest bearing checking accounts of $44.9 million, $43.8 million and $31.1 million in fiscal 2004, 2003 and 2002, respectively.
(3)	Includes interest prepayment penalties of $0, $298,000 and $365,000 for the years ended June 30, 2004, 2003 and 2002, respectively.
(4)	Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(5)	Represents net income before provision for loan losses as a percentage of average interest-earning assets.


Yields Earned and Rates Paid. The following table sets forth (on a consolidated basis), for the periods and at the dates indicated, the weighted average yields earned on the Bank's assets and the weighted average interest rates paid on the Bank's liabilities, together with the net yield on interest-earning assets.

	Quarter
	Ended
	June 30,	Year Ended June 30,
	2004	2004	2003	2002

Weighted average yield on:

Loans receivable (1)	5.62%	5.81%	6.53%	7.40%

Investment securities	2.89%	2.89%	3.25%	5.21%

FHLB stock	3.86%	3.91%	5.03%	5.19%

Interest-earning deposits	0.96%	1.06%	1.29%	2.13%

All interest-earning assets	5.00%	5.10%	5.59%	6.49%

Weighted average rate paid on:

Checking and money market accounts (2)	0.53%	0.66%	0.81%	1.40%

Savings accounts	1.47%	1.56%	2.04%	2.34%

Time deposits	2.40%	2.45%	3.27%	4.69%

Borrowings (3)	3.91%	3.90%	4.35%	6.39%

All interest-bearing liabilities	2.21%	2.28%	2.85%	4.17%

Interest rate spread (4)	2.79%	2.82%	2.74%	2.32%

Net interest margin (5)	2.95%	2.97%	2.94%	2.62%

(1)	Includes loans held for sale and non-accrual loans, as well as net deferred loan fee amortization of $613,000, $574,000 and $247,000 for the years ended June 30, 2004, 2003 and 2002, respectively.
(2)	Includes average balance of non-interest bearing checking accounts of $44.9 million, $43.8 million and $31.1 million in fiscal 2004, 2003 and 2002, respectively.
(3)	Includes interest prepayment penalties of $0, $298,000 and $365,000 for the years ended June 30, 2004, 2003 and 2002, respectively.
(4)	Represents difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(5)	Represents net income before provision for loan losses as a percentage of average interest-earning assets.

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
	Year Ended June 30, 2004				Year Ended June 30, 2003
	Compared to Year				Compared to Year
	Ended June 30, 2003				Ended June 30, 2002
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
(In Thousands)

Interest income:
Loans receivable (1)	$ (5,467)	$ 10,514	$ (1,159)	$ 3,888	$ (5,976)	$ 4,597	$ (540)	$ (1,919)
Investment securities	(1,074)	(693)	77	(1,690)	(4,565)	3,385	(1,274)	(2,454)
FHLB stock	(188)	364	(81)	95	(25)	92	(3)	64
Interest-bearing deposits	(3)	6	(1)	2	(597)	(1,495)	589	(1,503)
Total net change in income
on interest-earning assets	(6,732)	10,191	(1,164)	2,295	(11,163)	6,579	(1,228)	(5,812)

Interest-bearing liabilities :
Checking and money market
accounts	(290)	117	(22)	(195)	(1,010)	276	(116)	(850)
Savings accounts	(966)	2,709	(637)	1,106	(404)	1,600	(205)	991
Time deposits	(2,619)	(1,633)	409	(3,843)	(5,607)	(3,351)	1,015	(7,943)
FHLB advances	(1,252)	1,885	(195)	438	(4,820)	2,713	(866)	(2,973)
Total net change in expense on
interest bearing liabilities	(5,127)	3,078	(445)	(2,494)	(11,841)	1,238	(172)	(10,775)

Net change in net
interest income	$ (1,605)	$ 7,113	$ (719)	$ 4,789	$ 678	$ 5,341	$ (1,056)	$ 4,963

(1)    Includes loans held for sale, receivable from sale of loans and non-accrual loans.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash to meet short-term liquidity needs. At June 30, 2004, total cash was $38.3 million, or 2.9% of total assets. Depending on market conditions and the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB advances for part of its liquidity needs.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2001, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio for the quarter ended June 30, 2004 increased to 24.0% from 20.3% during the same period ending June 30, 2003. This increase was primarily due to less utilization of investment securities as collateral under the FHLB's SBC facility for overnight borrowings.

The primary investing activity of the Bank is the origination of single-family, multi-family, commercial real estate, construction, and commercial business loans. Most mortgage and consumer loans originated by PBM were sold on a servicing released basis. During the years ended June 30, 2004, 2003 and 2002, the Bank originated loans in the amounts of $1.71 billion, $1.79 billion and $1.35 billion, respectively. In addition, the Bank purchased loans from other financial institutions in fiscal 2004, 2003 and 2002 in the amounts of $37.7 million, $39.5 million and $38.6


million, respectively. Total loans sold in fiscal 2004, 2003 and 2002 were $1.16 billion, $1.24 billion and $1.17 billion, respectively. At June 30, 2004, the Bank had loan origination commitments totaling $86.9 million and undisbursed loans in process totaling $78.1 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Time deposits that are scheduled to mature in one year or less on June 30, 2004 were $128.5 million. Historically, the Bank has been able to retain a significant amount of its time deposits as they mature. Management of the Bank believes it has adequate resources to fund all loan commitments with deposits and FHLB advances, and that it can adjust deposit rates to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. Under the OTS's current prompt corrective action provisions, a minimum ratio of 1.5% for the Tangible Capital ratio is required to be deemed other than "critically undercapitalized," while a minimum of 5.0% for Tier 1 (Core) capital, 10.0% for Total Risk-Based Capital and 6.0% for Tier 1 Risk-Based Capital is required to be deemed "well capitalized." As of June 30, 2004, the Bank was well in excess of all regulatory capital requirements with Tangible Capital, Core Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 6.9%, 6.9%, 11.4% and 12.4%, respectively.

Impact of Inflation and Changing Prices

The Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of the Corporation's operations. Unlike most industrial companies, nearly all assets and liabilities of the Corporation are monetary. As a result, interest rates have a greater impact on the Corporation's performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction, or to the same extent, as the prices of goods and services.

Impact of New Accounting Pronouncements.

For discussion of new accounting pronouncements and their impact on the Corporation, see Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative Aspects of Market Risk. The Bank does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative financial instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Bank's interest-earning assets and interest-bearing liabilities, see "Maturity of Loans Held for Investment" on page 4, "Investment Securities Activities" on page 21 through 22, "Time Deposits by Maturities" on page 25 and "Interest Rate Risk" on page 52.

Qualitative Aspects of Market Risk. The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Bank has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans. In addition, the Bank maintains an investment portfolio, which is largely in U.S. government agency securities and U.S. government agency MBS with contractual maturities of up to 30 years that reprice frequently. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and time


deposits with terms up to five years. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 39.

Interest Rate Risk. The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to the fluctuation of interest rates. The Corporation, through its ALCO, has sought to reduce the exposure of its earnings to changes in interest rates by managing the repricing mismatch between interest-earning assets and interest-bearing liabilities. The principal element in achieving this objective is to manage the interest-rate sensitivity of the Corporation's assets by retaining loans with interest rates subject to periodic market adjustments. In addition, the Bank maintains a liquid investment portfolio comprised of government agency securities and MBS. The Bank relies on retail deposits as its primary source of funding while utilizing FHLB advances as a secondary source of funding which can be structured with favorable interest rate risk characteristics. As part of its interest rate risk management strategy, the Bank promotes transaction accounts.

Using data from the Bank's quarterly report to the OTS, the OTS produces a report for the Bank that measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. The interest rate risk analysis received from the OTS is similar to the Bank's own interest rate risk model. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200 and +300 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement.

The following table is provided by the OTS and sets forth as of June 30, 2004 the estimated changes in NPV based on the indicated interest rate environments. The Bank's balance sheet position as of June 30, 2004 can be summarized as follows: if interest rates decrease 100 basis points, increase 100 basis points, increase 200 basis points or increase 300 basis points, the NPV of the Bank is expected to decrease.
				NPV as Percentage
	Net	NPV	Portfolio	Of Portfolio Value	Sensitivity
Basis Points (bp)	Portfolio	Change	Value	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)
(Dollars In Thousands)

+300 bp	$ 124,053	$ (34,397)	$1,308,112	9.48%	-199	bp
+200 bp	140,018	(18,432)	1,335,793	10.48%	-99	bp
+100 bp	151,704	(6,746)	1,360,365	11.15%	-32	bp
0 bp	158,450	-	1,381,303	11.47%	0	bp
-100 bp	157,438	(1,012)	1,395,165	11.28%	-19	bp

(1)	Represents the decrease of the estimated NPV at the indicated change in interest rates compared to the NPV calculated at June 30, 2004 ("base case").
(2)	Calculated as the estimated NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case at the indicated change in interest rates.


The following table provided by the OTS, is based on the calculations contained in the previous table, and sets forth the change in the NPV at a +200 bp rate shock at June 30, 2004 and at a -100 bp rate shock at June 30, 2003.
	At June 30, 2004	At June 30, 2003
Risk Measure: +200 bp/-100 bp Rate Shock	(+200 bp)	(-100 bp)

Pre-Shock NPV Ratio	11.47%	9.17%
Post-Shock NPV Ratio	10.48%	8.96%
Sensitivity Measure	99 bp	21 bp

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or repricing characteristics, they may react in different degrees to changes in interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals of time deposits could likely deviate significantly from those assumed in calculating the respective table. It is also possible that, as a result of an interest rate increase, the increased mortgage payments required of ARM borrowers could result in an increase in delinquencies and defaults. Changes in interest rates could also affect the volume and profitability of the Bank's mortgage banking operations. Accordingly, the data presented in the tables above should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Bank, nor does it represent amounts that would be available for distribution to stockholders in the event of the liquidation of the Corporation.

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank's current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus or minus 100 and 200 basis points. The following table describes the results of the analysis for June 30, 2004 and June 30, 2003.
June 30, 2004		June 30, 2003
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	-13.28%	+200 bp	-11.71%
+100 bp	-7.45%	+100 bp	-3.75%
-100 bp	+2.00%	-100 bp	+5.77%
-200 bp	+3.85%	-200 bp	+5.49%

In both of the fiscal year-end periods described above, the Bank is liability sensitive. Therefore, in a rising interest rate environment, the results project a decline in net interest income over the subsequent 12-month period, and in a falling interest rate environment, the results project an increase in net interest income over the subsequent 12-month period.

Management believes that the assumptions used to complete the analysis described in the table above are reasonable. However, past experience has shown that immediate, permanent and parallel movements in interest rates will not necessarily occur. Additionally, while the analysis provides a tool to evaluate the projected net interest income to changes in interest rates, actual results may be substantially different if actual experience differs from the assumptions used to complete the analysis.


Item 8. Financial Statements and Supplementary Data

Please refer to the index on page 60 for Consolidated Financial Statements and Notes to Consolidated Financial Statements.

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

Item 9B. Other Information

None. During the quarter ended June 30, 2004, the Corporation filed a Current Report on Form 8-K for all information required to be disclosed in a report on Form 8-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information regarding the Corporation's Board of Directors, see the section captioned "Proposal I - Election of Directors" included in the Proxy Statement and which is incorporated herein by reference.

The executive officers of the Corporation and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. See "Business - Executive Officers" contained on page 36 in Item 1 of this report.

Compliance with Section 16(a) of the Exchange Act

The information contained under the section captioned "Compliance with Section 16(a) of the Exchange Act" is included in the Corporation's Proxy Statement and is incorporated herein by reference.

Code of Ethics for Senior Financial Officers

The Corporation has adopted its Code of Ethics, which applies to all directors, officers, and employees of the Corporation. The Code of Ethics is publicly available as Exhibit 14 to the Corporation's Annual Report on Form


10-K for the year ended June 30, 2004, and is available on the Corporation's website, www.myprovident.com. If the Corporation makes any substantial amendments to the Code of Ethics or grants any waiver, including any implicit waiver, from a provision of the code to the Corporation's Chief Executive Officer, Chief Financial Officer or Controller, the Corporation will disclose the nature of such amendment or waiver on the website and in a report on Form 8-K.

Audit Committee Financial Experts

The Corporation has designated Joseph P. Barr, Audit Committee Chairman, as its financial expert. Mr. Barr is independent of management, a Certified Public Accountant in California and Ohio and has been practicing public accounting for over 35 years.

Item 11. Executive Compensation

The information contained under the section captioned "Executive Compensation" and "Directors' Compensation" is included in the Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)        Security Ownership of Certain Beneficial Owners.

The information contained under the section captioned "Security Ownership of Certain Beneficial Owners and Management" is included in the Corporation's Proxy Statement and is incorporated herein by reference.

(b)        Security Ownership of Management.

The information contained under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I -- Election of Directors" is included in the Corporation's Proxy Statement and is incorporated herein by reference.

(c)        Changes In Control.

The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

(d)        Equity Compensation Plan Information.


The following table summarizes share and exercise price information about the Corporation's equity compensation plans as of June 30, 2004.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Related in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by
security holders:
Management Recognition Plan .	36,526	N/A	-
1996 Stock Option Plan	774,850	9.88	11,250
2003 Stock Option Plan	250,000	24.71	102,500

Equity Compensation Plans not approved
by security holders	N/A	N/A	N/A

Total	1,061,376	N/A	113,750

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
                 See Index to Consolidated Financial Statements on page 60.

         2.    Financial Statement Schedules
                Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.

(b)    Reports on Form 8-K filed during the last quarter of the Registrant's fiscal year ended June 30, 2004
(1)	The Corporation's Form 8-K dated April 22, 2004 regarding its earnings for the quarter ended March 31, 2004.
(2)	The Corporation's Form 8-K dated April 22, 2004 regarding a quarterly cash dividend of $0.10 per share on the Corporation's outstanding shares of common stock with a record date of May 20, 2004, payable on June 16, 2004.
(3)	The Corporation's Form 8-K dated May 6, 2004 regarding its participation in the Community Bank Investor Conference hosted by America's Community Bankers and the NASDAQ Stock Market, the presentation materials are available on the Corporation's website.
(4)	The Corporation's Form 8-K dated May 10, 2004 regarding the access to a live broadcast and a rebroadcast of the Community Bank Investor Conference.
(5)	The Corporation's Form 8-K dated June 28, 2004 regarding the stock repurchase of up to 5% of its common stock, or approximately 354,585 shares. The shares will be repurchased from time to time in the open market over a one-year period depending on market conditions and the capital requirements of the Corporation.

(c)    Exhibits
Exhibits are available from the Corporation by written request

3.1	Certificate of Incorporation of Provident Financial Holdings, Inc.
(Incorporated by reference to Exhibit 3.1 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

3.2	Bylaws of Provident Financial Holdings, Inc.
(Incorporated by reference to Exhibit 3.2 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

10.1	Employment Agreement with Craig G. Blunden
(Incorporated by reference to Exhibit 10.1 to the Corporation's Annual Report on Form 10-K for the Year Ended June 30, 1997)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden
(Incorporated by reference to Exhibit 10.2 to the Corporation's Annual Report on Form 10-K for the Year Ended June 30, 1997)

10.4	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated December 12, 1996)

10.5	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation's proxy statement dated December 12, 1996)

10.6	Severance Agreement with Richard Gale (incorporated by reference to Exhibit 10.6 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1998)

10.9	Severance Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.9 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2003)

10.10	Severance Agreement with Lilian Brunner (incorporated by reference to Exhibit 10.10 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2003)

10.11	Severance Agreement with Thomas "Lee" Fenn (incorporated by reference to Exhibit 10.9 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2001)

10.12	2003 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated October 21, 2003)

13	2004 Annual Report

14	Code of Ethics for the Corporation's directors, officers and employees.

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                            Provident Financial Holdings, Inc.

                                                                                                            /s/Craig G. Blunden
Date: September 8, 2004                                                                  Craig G. Blunden
                                                                                                            Chairman, President and Chief Executive Officer

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Craig G. Blunden
Craig G. Blunden	Chairman, President and	September 8, 2004
Chief Executive Officer
(Principal Executive Officer)

/s/Donavon P. Ternes
Donavon P. Ternes	Chief Financial Officer	September 8, 2004
(Principal Financial
and Accounting Officer)

/s/Joseph P. Barr
Joseph P. Barr	Director	September 8, 2004

/s/Bruce W. Bennett
Bruce W. Bennett	Director	September 8, 2004

/s/Debbi H. Guthrie
Debbi H. Guthrie	Director	September 8, 2004

/s/Seymour M. Jacobs
Seymour M. Jacobs	Director	September 8, 2004

/s/Robert G. Schrader
Robert G. Schrader	Director	September 8, 2004

/s/Roy H. Taylor
Roy H. Taylor	Director	September 8, 2004

/s/William E. Thomas
William E. Thomas	Director	September 8, 2004


Consolidated Financial Statements of
Provident Financial Holdings, Inc.

Index

                                                                                                                                                Page

Report of Independent Registered Public Accounting Firm                                                                                             61
Consolidated Statements of Financial Condition as of June 30, 2004 and 2003                                                             62
Consolidated Statements of Operations for the years ended June 30, 2004, 2003 and 2002                                        63
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2004, 2003 and 2002                      64
Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002                                       65
Notes to Consolidated Financial Statements                                                                                                                      67


Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the "Corporation") as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and subsidiary as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

s/ Deloitte & Touche LLP
Costa Mesa, California
September 2, 2004


Consolidated Statements of Financial Condition

(In thousands, except share information)

	June 30,
	2004	2003
Assets
Cash	$ 38,349	$ 48,851

Investment securities - held to maturity
(fair value $61,250 and $77,210, respectively)	62,200	76,838
Investment securities - available for sale, at fair value	190,380	220,273
Loans held for investment, net of allowance for loan losses of $7,614 and
$7,218, respectively	862,535	744,219
Loans held for sale, at lower of cost or market	20,127	4,247
Receivable from sale of loans	86,480	114,902
Accrued interest receivable	4,961	4,934
Real estate held for investment, net	10,176	10,643
Other real estate owned, net	-	523
Federal Home Loan Bank stock	27,883	20,974
Premises and equipment, net	7,912	8,045
Prepaid expenses and other assets	8,032	7,057
Total assets	$ 1,319,035	$ 1,261,506

Liabilities and Stockholders' Equity
Liabilities:
Non-interest-bearing deposits	$ 41,551	$ 43,840
Interest-bearing deposits	809,488	710,266
Total deposits	851,039	754,106

Borrowings	324,877	367,938
Accounts payable, accrued interest and other liabilities	33,137	32,584
Total liabilities	1,209,053	1,154,628

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value; (2,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock, $0.01 par value; (15,000,000 shares authorized;
11,898,565 and 11,769,890 shares issued, respectively; 7,091,719 and 7,479,671 shares outstanding, respectively) .	119	118
Additional paid-in capital	57,186	54,691
Retained earnings	111,329	98,660
Treasury stock at cost (4,806,846 and 4,290,219 shares, respectively)	(56,753)	(45,801)
Unearned stock compensation	(1,889)	(2,450)
Accumulated other comprehensive (loss) income, net of tax	(10)	1,660
Total stockholders' equity	109,982	106,878

Total liabilities and stockholders' equity	$ 1,319,035	$ 1,261,506

The accompany notes are an integral part of these consolidated financial statements.


Consolidated Statements of Operations

(Dollars in thousands, except per share information)

	Year Ended June 30,
	2004	2003	2002
Interest income:
Loans receivable, net	$ 53,216	$ 49,328	$ 51,247
Investment securities	7,978	9,668	12,122
Federal Home Loan Bank stock	938	843	779
Interest-earning deposits	19	17	1,520
Total interest income	62,151	59,856	65,668

Interest expense:
Deposits	13,320	16,252	24,054
Borrowings	12,599	12,161	15,134
Total interest expense	25,919	28,413	39,188
Net interest income, before provision for loan losses	36,232	31,443	26,480
Provision for loan losses	819	1,055	525
Net interest income, after provision for loan losses	35,413	30,388	25,955

Non-interest income:
Loan servicing and other fees	2,292	1,845	2,178
Gain on sale of loans, net	14,346	19,200	10,139
Real estate operations, net	251	731	693
Deposit account fees	1,986	1,734	1,641
Net gain on sale of investment securities	-	694	544
Other	1,278	1,567	1,247
Total non-interest income	20,153	25,771	16,442

Non-interest expense:
Salaries and employee benefits	19,063	17,965	16,851
Premises and occupancy	2,461	2,480	2,278
Equipment expense	1,719	1,972	2,227
Professional expense	826	714	683
Sales and marketing expense	912	900	780
Other	3,799	3,882	3,987
Total non-interest expense	28,780	27,913	26,806
Income before income taxes	26,786	28,246	15,591
Provision for income taxes	11,717	11,357	6,482
Net income	$ 15,069	$ 16,889	$ 9,109
Basic earnings per share	$ 2.24	$ 2.37	$ 1.18
Diluted earnings per share	$ 2.09	$ 2.20	$ 1.12
Cash dividends per share	$ 0.33	$ 0.13	-

The accompany notes are an integral part of these consolidated financial statements.


Consolidated Statements of Stockholders' Equity

(In thousands, except shares)

							Accumulat-ed Other Comprehen-sive Income (Loss), Net of Tax
			Addi-tional Paid-in Capital			Unearned Stock Compensation
				Retained Earnings	Treasury Stock
	Common Stock							Total
	Shares	Amount
Balance at June 30, 2001	8,574,352	$ 117	$ 51,478	$ 73,697	$ (24,993)	$ (3,766)	$ 725	$ 97,258
Comprehensive income:
Net income				9,109				9,109
Unrealized holding gain on securities available for sale, net of tax							139	139
Total comprehensive income								9,248
Purchase of treasury stock	(420,291)				(5,133)			(5,133)
Exercise of stock options	30,375		206					206
Amortization and awards for Management Recognition Plan	10,255				99	629		728
Allocation of contributions to Employee Stock Ownership Plan ..			454			271		725
Cash dividends in lieu of fractional shares from stock split				(1)				(1)
Balance at June 30, 2002	8,194,691	117	52,138	82,805	(30,027)	(2,866)	864	103,031
Comprehensive income:
Net income				16,889				16,889
Unrealized holding gain on securities available for sale, net of tax							796	796
Total comprehensive income								17,685
Purchase of treasury stock	(935,082)				(16,031)			(16,031)
Exercise of stock options	201,225	1	1,422					1,423
Amortization and awards for Management Recognition Plan	18,837				257	74		331
Tax benefit from non-qualified equity compensation			308					308
Allocation of contributions to Employee Stock Ownership Plan ..			823			270		1,093
Prepayment of ESOP loan						72		72
Cash dividends				(1,034)				(1,034)
Balance at June 30, 2003 .	7,479,671	118	54,691	98,660	(45,801)	(2,450)	1,660	106,878
Comprehensive income:
Net income				15,069				15,069
Unrealized holding loss on securities available for sale, net of tax							(1,670)	(1,670)
Total comprehensive income								13,399
Purchase of treasury stock	(516,627)				(10,952)			(10,952)
Exercise of stock options	128,675	1	1,041					1,042
Amortization for Management Recognition Plan						135		135
Tax benefit from non-qualified equity compensation			349					349
Allocation of contributions to Employee Stock Ownership Plan ..			1,105			271		1,376
Prepayment of ESOP loan						155		155
Cash dividends				(2,400)				(2,400)
Balance at June 30, 2004	7,091,719	$ 119	$ 57,186	$ 111,329	$ (56,753)	$ (1,889)	$ (10)	$ 109,982

The accompany notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net income	$ 15,069	$ 16,889	$ 9,109
Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	4,111	5,973	2,292
Provision for loan losses	819	1,055	525
Provision for losses on real estate	-	-	58
Gain on sale of loans	(14,346)	(19,200)	(10,139)
Net gain on sale of investment securities	-	(694)	(544)
Deferred income taxes	617	550	(280)
Tax benefit from non-qualified compensation	349	308	-
Increase (decrease) in accounts payable, accrued interest and
other liabilities	1,097	9,108	(1,541)
Decrease (increase) in prepaid expenses and other assets	524	(1,175)	2,944
Loans originated for sale	(1,111,399)	(1,270,292)	(1,103,574)
Proceeds from sale of loans	1,138,287	1,239,331	1,184,186
Additions to servicing assets	(1,640)	(301)	(23)
Amortization of servicing assets	307	31	4
Stock compensation	1,666	1,496	1,453
Net cash provided by (used for) operating activities	35,461	(16,921)	84,470

Cash flows from investing activities:
Net (increase) decrease in loans held for investment	(118,522)	(152,305)	101,994
Maturity and call of investment securities held to maturity	93,885	232,562	229,890
Maturity and call of investment securities available for sale	54,955	51,403	101,655
Principal payments from mortgage backed securities	95,141	67,933	6,501
Purchase of investment securities held to maturity	(79,375)	(154,174)	(223,763)
Purchase of investment securities available for sale	(126,025)	(251,502)	(203,158)
Proceeds from sale of investment securities available for sale	-	26,112	21,871
(Purchase) sale of Federal Home Loan Bank stock	(6,909)	(7,974)	3,436
Net sales of real estate	423	912	1,087
Purchase of premises and equipment	(1,098)	(1,383)	(2,237)
Net cash (used for) provided by investing activities	$ (87,525)	$ (188,416)	$ 37,276

(continued)

The accompany notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30,
	2004	2003	2002
Cash flows from financing activities:
Net increase (decrease) in deposits	$ 96,933	$ 76,658	$ (52,593)
(Repayment of) proceeds from Federal Home Loan Bank
advances, net	(43,061)	165,472	(63,364)
Treasury stock purchases	(10,952)	(16,031)	(5,133)
Exercise of stock options	1,042	1,423	206
Cash dividends	(2,400)	(1,034)	(1)
Net cash provided by (used for) financing activities	41,562	226,488	(120,885)

Net (decrease) increase in cash and cash equivalents	(10,502)	21,151	861
Cash and cash equivalents at beginning of year	48,851	27,700	26,839
Cash and cash equivalents at end of year	$ 38,349	$ 48,851	$ 27,700

Supplemental information:
Cash paid for interest	$ 25,687	$ 28,886	$ 39,701
Cash paid for income taxes	$ 9,320	$ 10,410	$ 7,840
Real estate acquired in settlement of loans	$ -	$ 1,172	$ 1,348

The accompany notes are an integral part of these consolidated financial statements.

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

The Corporation operates in two business segments: community banking (Provident Bank) and mortgage banking (Provident Bank Mortgage, a division of Provident Bank). Provident Bank activities include attracting deposits, offering banking services and originating multi-family, commercial real estate, construction, commercial business and consumer loans (primarily, overdraft and deposit loans). Provident Bank Mortgage activities include originating single-family (one-to-four units) and consumer (second mortgages and equity lines of credit) loans for sale to investors and for investment. Deposits are collected primarily from 12 banking locations located in Riverside and San Bernardino counties in California. The mortgage banking loans are originated from ten freestanding lending offices in Southern California, as well as from the banking locations.

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate, deferred tax assets, and derivative financial instruments.

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

Loans
Loans held for investment consist primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land. The single-family adjustable-rate mortgage (ARM) is the Corporation's primary loan investment. In addition to the single-family ARMs, multi-family, commercial real estate, construction, commercial business and consumer loans are becoming a substantial part of the loans held for investment. These loans are generally offered to customers and businesses located in Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and to a lesser extent in Orange, Los Angeles, San Diego and other counties. A deterioration in the economic conditions of these markets could adversely affect the Corporation's business, financial condition and profitability. Such deterioration could give rise to increased loan delinquencies, an increase in problem assets and foreclosures, decreased loan demand and a decline in real estate values.

Loan origination fees and certain direct origination expenses are deferred and amortized to interest income on loans over the contractual life of the loan using the effective interest method. The amortization is discontinued for non-performing loans. Interest receivable represents, for the most part, the current month's interest, which will be included as a part of the borrower's next monthly loan payment. Interest receivable is accrued only if deemed collectible. Loans generally are deemed to be in non-accrual status when they become 90 days past due. When a loan is placed on non-accrual status, interest accrued but not received is reversed against income.

Receivable from sale of loans
Receivable from sale of loans represents expected settlement proceeds from the sale of loans, which have closed but not settled. The duration of the loan sale settlement generally ranges from three to 30 days.

Provident Bank Mortgage activities
Loans are originated for both investment and sale in the secondary market. Since the Corporation is primarily an adjustable-rate mortgage and consumer lender for its own portfolio, most fixed-rate loans are originated for sale to institutional investors.

Loans held for sale are carried at the lower of cost or fair value. Fair value is generally determined by outstanding commitments from investors or investors' current yield requirements as calculated on the aggregate loan basis. Loans are sold generally without recourse, other than standard representations and warranties, except those loans sold to the Federal Home Loan Bank ("FHLB") under the Mortgage Partnership Finance ("MPF") Program and to the Federal Home Loan Mortgage Corporation ("FHLMC") under one commitment which has a recourse provision. Most loans are sold on a servicing released basis. For some loans sold, the Corporation may retain the servicing rights in order to generate servicing income. Where the Corporation continues to service loans after sale, investors are paid their share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loan's contractual interest rate.

Loans sold to FHLMC under the recourse commitment require the Bank to be responsible for all losses on these loans. As of June 30, 2004, there were 7 loans sold under this commitment with an outstanding balance of $1.4 million as compared to 21 loans under this commitment with an outstanding balance of $4.2 million at June 30,


Notes to Consolidated Financial Statements

2003. As of June 30, 2004 and 2003, the Bank has established a recourse reserve of $4 and $13, respectively, for potential losses on these loans. To date, no losses have been experienced in this program.

Loans sold to the FHLB San Francisco under the MPF program also have a recourse provision. The FHLB absorbs the first four basis points of loss and a credit scoring process is used to calculate the recourse amount for the Bank. All losses above this amount are the responsibility of the FHLB. In consideration of the obligation of the Bank to accept the recourse liability, the FHLB pays the Bank a credit enhancement fee on a monthly basis. As of June 30, 2004, the Bank has $214.9 million outstanding under this program and has established a recourse reserve of $255 as compared to $32.8 million outstanding under this program and a recourse reserve of $31 at June 30, 2003.

Occasionally, the Bank is required to repurchase loans sold to FHLMC, Federal National Mortgage Association ("FNMA"), FHLB or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the year ended June 30, 2004, the Bank repurchased $79 of single-family mortgage loans as compared to $835 in fiscal 2003 and $1.1 million in fiscal 2002.

Activity in the recourse provision for the years ended June 30, 2004, 2003 and 2002 was as follows:
	2004	2003	2002
Balance, beginning of year	$ 44	$ -	-

Provision	215	44	-
Charge-offs, net	-	-	-

Balance, end of the year	$ 259	$ 44	-

The Bank is obligated to refund loan sale premiums to investors when loans pay off within a specific time period following the loan sale; the time period ranges from three months to one year, depending upon the sale agreement. Total loan sale premium refunds in fiscal 2004, 2003 and 2002 were $652, $681 and $347, respectively. As of June 30, 2004 and 2003, the Bank has accrued $70 and $59, respectively, for future loan sale premium refunds.

Gains or losses on the sale of loans, including fees received or paid, is recognized at the time of sale and is determined by the difference between the net sales proceeds and the allocated book value of the loans sold. When loans are sold with servicing retained, the carrying value of the loans is allocated between the portion sold and the portion retained (i.e., servicing assets and interest-only strips), based on estimates of their relative fair values

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value. The fair value of servicing assets is determined based on the present value of estimates net future cash flows related to contractually specified servicing fees. The Corporation periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis, based on loan type and interest rate. In estimating fair values at June 30, 2004 and 2003, the Corporation used a weighted-average prepayment speed of 6.82% and 25.79%, respectively, and a weighted-average discount rate of 9.09% and 9.39%, respectively. No impairment was identified as of June 30, 2004 and 2003. Servicing assets, which are included in Other Assets in the accompanying Consolidated Statements of Financial Condition, had a carrying value of $1.6 million and a fair value of $2.6 million at June 30, 2004. Servicing assets at June 30, 2003 had a carrying value of $289 and a fair value of $356.


Notes to Consolidated Financial Statements

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips. Interest-only strips are carried at fair value, utilizing the same assumptions as used to value the related servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss). Interest-only strips are included in Other Assets in the accompanying Consolidated Statements of Financial Condition and had a fair value of $500, gross unrealized gains of $193, and amortized cost of $307 at June 30, 2004. Interest-only strips were not significant at June 30, 2003.

During the years ended June 30, 2004 and 2003, the Corporation sold 35% and 64%, respectively, of its loans originated for sale to a single primary investor. If the Corporation is unable to sell loans to the primary investor, management believes the availability of other qualified investors would mitigate any significant risk to the Corporation's operations.

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


Notes to Consolidated Financial Statements

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

Income taxes
Taxes are provided for on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. Taxes on income are determined by using the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax law or rates are considered.

Risks and uncertainties
In the normal course of business, the Corporation encounters two significant types of risk: economic and regulatory. There are three main components to economic risk: interest rate risk, credit risk and market risk. The Corporation is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different frequencies, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Corporation's loans held for investment that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities, which may impact, favorably or unfavorably, the realizability of those assets and liabilities held by the Corporation.

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

Cash dividend
Since July 24, 2002, the Corporation has distributed a quarterly cash dividend on the Corporation's outstanding shares of common stock. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.


Notes to Consolidated Financial Statements

Stock split
On December 19, 2003, the Corporation declared a three-for-two stock split distributed in the form of a 50% stock dividend on February 2, 2004 to shareholders of record on January 15, 2004. All share and per share information in the accompanying consolidated financial statements have been restated to reflect the stock split.

Earnings per common share (EPS)
Basic EPS represents net income divided by the weighted average common shares outstanding during the period excluding any potential dilutive effects. Diluted EPS gives effect to all potential issuance of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. Accordingly, diluted EPS reflects an increase in the weighted average shares outstanding due to the assumed exercise of stock options and the vesting of restricted stock.

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

The Corporation has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Corporation's stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts as follows:
Year Ended June 30,
	2004	2003	2002
Net income, as reported	$ 15,069	$ 16,889	$ 9,109
Deduct:
Total stock-based compensation expense, determined
using fair value method, net of tax	(247)	(156)	(317)
Pro forma net income	$ 14,822	$ 16,733	$ 8,792

Earnings per share:
Basic - as reported	$ 2.24	$ 2.37	$ 1.18
Basic - pro forma	$ 2.20	$ 2.35	$ 1.14

Diluted - as reported	$ 2.09	$ 2.20	$ 1.12
Diluted - pro forma	$ 2.06	$ 2.18	$ 1.08

The Corporation has calculated the fair value of stock option grants to employees using the Black-Scholes option-pricing model with the following assumptions: 10-year expected life, stock volatility for the past 30 months (15% for grants in fiscal 2004, 26% for grants in fiscal 2003 and 27% for grants in fiscal 2002), risk-free rate of the 10-year Treasury Note (4.36% for grants in fiscal 2004, 4.50% for grants in fiscal 2003 and 4.42% for grants in fiscal 2002) and dividend payments ($0.33 for grants in fiscal 2004, $0.13 for grants in fiscal 2003 and no dividend for grants in fiscal 2002). In fiscal 2004, 384,250 stock options were granted; while 7,500 and 192,375 stock options were granted in fiscal 2003 and fiscal 2002, respectively. The Corporation calculates the fair value only at the time of the


Notes to Consolidated Financial Statements

stock option grant and no additional computations are performed during the life of the options. Forfeitures are recognized as they occur.

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

Postretirement benefits
The estimated obligation for postretirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees as of June 30, 2004. Beginning in fiscal 2004, the Corporation no longer offers the postretirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits.

Comprehensive income
Accounting principles generally require that realized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains or losses on available for sale securities, are reported in a separate component of the equity section of the balance sheet, such items, along with income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:
	For the Year Ended June 30,
	2004	2003	2002
Unrealized holding (losses) gains on
available-for-sale securities, net	$ (2,831)	$ 2,043	$ 780
Reclassification adjustment for gains
realized in income	-	(694)	(544)
Net unrealized (losses) gains	(2,831)	1,349	236
Tax effect	1,161	(553)	(97)
Net-of-tax amount	$ (1,670)	$ 796	$ 139

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


Notes to Consolidated Financial Statements

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

FASB Interpretation ("FIN") No. 45:
In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation on January 1, 2003 did not have a material impact on the Corporation's results of operations, financial position or cash flows.

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

SOP 03-3:
In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows were subsequently expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the Corporation's financial position, results of operations, or cash flows.


Notes to Consolidated Financial Statements

EITF No. 03-1:
In March 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1") as applicable to debt and equity securities that are within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock." An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor's intent. The severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after June 15, 2004. Adoption of this standard may cause the Corporation to recognize impairment losses in the Consolidated Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods. Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income (Loss), adoption of this standard is not expected to have a significant impact on stockholders' equity.

2.  Investment Securities (in Thousands):

The amortized cost and estimated fair value of investment securities as of June 30, 2004 and 2003 were as follows:
June 30, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value

Held to maturity
U.S. government agency securities	$ 59,199	$ 13	$ (1,001)	$ 58,211	$ 59,199
U.S. government MBS (1)	5	2	-	7	5
Corporate bonds	2,796	36	-	2,832	2,796
Certificates of deposit	200	-	-	200	200
Total held to maturity	62,200	51	(1,001)	61,250	62,200

Available for sale
U.S. government agency securities	24,831	-	(516)	24,315	24,315
U.S. government MBS	17,723	-	(190)	17,533	17,533
U.S. government agency MBS	137,517	530	(718)	137,329	137,329
Private issue CMO (2)	10,507	-	(91)	10,416	10,416
FHLMC common stock	12	747	-	759	759
FNMA common stock	1	27	-	28	28
Total available for sale	190,591	1,304	(1,515)	190,380	190,380
Total investment securities	$ 252,791	$ 1,355	$ (2,516)	$ 251,630	$ 252,580

(1)    Mortgage Backed Securities ("MBS").
(2)    Collateralized Mortgage Obligations ("CMO").


Notes to Consolidated Financial Statements

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

(1)    Mortgage Backed Securities ("MBS").
(2)    Collateralized Mortgage Obligations ("CMO").

The gross realized gain on sale of investment securities based on identified securities during the years ended June 30, 2004, 2003 and 2002 was $0, $694 and $544, respectively.  The accrued tax obligation for June 30, 2004, 2003 and 2002 was $0, $279, $226, respectively.  There were no realized losses during the years ended June 30, 2004, 2003 and 2002.

During fiscal 2004, the issuers called $148.8 million of investment securities and MBS principal payments were $94.9 million. In fiscal 2003, the issuers called $284.0 million of investment securities, $25.4 million were sold and MBS principal payments were $69.0 million. The high volume of called securities was the result of the significant decline in interest rates during fiscal 2004 and fiscal 2003 and substantial callable agency securities which were purchased with coupon rates higher than market rates at the time of purchase. Total called securities, which had coupon rates higher than market at the time of purchase in fiscal 2004 and 2003 were $80.4 million and $186.0 million, respectively. The securities called were callable at the option of the issuer and were primarily issued by the FHLB, the FNMA or the FHLMC. The increase in MBS principal payments was due primarily to the decline in interest rates and a larger proportion of MBS in the investment securities portfolio. As of June 30, 2004, MBS and CMO investments represented 65% of investment securities as compared to 61% at June 30, 2003.


Notes to Consolidated Financial Statements

As of June 30, 2004, the Corporation held investments with unrealized holding losses totaling $2.5 million, consisting of the following:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. government agency securities:
FNMA	$ 6,833	$ 156	$ -	$ -	$ 6,833	$ 156
FHLMC	9,911	97	3,809	189	13,720	286
FHLB	48,040	828	2,881	119	50,921	947
FFCB (1)	5,872	128	-	-	5,872	128
U.S. government securities:
GNMA (2)	17,533	190	-	-	17,533	190
U.S. government agency MBS:
FNMA	42,455	308	5,376	220	47,831	528
FHLMC	16,530	190	-	-	16,530	190
Private issue CMO:
Washington Mutual, Inc.	10,416	91	-	-	10,416	91
Total	$ 157,590	$ 1,988	$ 12,066	$ 528	$ 169,656	$ 2,516

(1)    Federal Farm Credit Banks ("FFCB")
(2)    Government National Mortgage Association ("GNMA")

As of June 30, 2004, the unrealized holding losses relate to a total of 47 investment securities, which consist of 14 adjustable rate MBS, three adjustable CMO and 30 fixed rate government agency debt obligations, which have been in an unrealized loss position (ranging from a deminimus percentage to 5.0% of cost) for not more than 13 months. Such unrealized holding losses are the result of an increase in market interest rates during fiscal 2004 and are not the result of credit or principal risk. Based on the nature of the investments and other considerations discussed above, management concluded that such unrealized losses were not other than temporary as of June 30, 2004.


Notes to Consolidated Financial Statements

Contractual maturities of investment securities as of June 30, 2004 and 2003 were as follows:
	June 30, 2004		June 30, 2003
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$ 7,174	$ 7,204	$ 43,021	$ 43,189
Due after one through five years	55,026	54,046	30,809	30,970
Due after five through ten years	-	-	3,008	3,051
	62,200	61,250	76,838	77,210
Available for sale
Due in one year or less	-	-	29,695	29,837
Due after one through five years	29,870	29,452	21,472	21,851
Due after five through ten years	-	-	-	-
Due after ten years	160,708	160,141	166,281	167,950
No stated maturity (common stock)	13	787	13	635
	190,591	190,380	217,461	220,273
Total investment securities	$ 252,791	$ 251,630	$ 294,299	$ 297,483

3.    Loans Held for Investment (in Thousands):

Loans held for investment consisted of the following:
	June 30,
	2004	2003

Mortgage loans:
Single-family	$ 620,087	$ 531,255
Multi-family	68,804	49,699
Commercial real estate	99,919	89,666
Construction	136,265	118,784
Commercial business loans	13,770	22,489
Consumer loans	730	1,086
Other	7,371	5,724
	946,946	818,703
Less:
Undisbursed loan funds	(78,137)	(67,868)
Deferred loan costs	1,340	602
Allowance for loan losses	(7,614)	(7,218)
Total loans held for investment	$ 862,535	$ 744,219

Fixed-rate loans comprised 4% and 6% of loans held for investment at June 30, 2004 and 2003, respectively.


Notes to Consolidated Financial Statements

The following summarizes the components of the net change in the allowance for loan losses:
	Year Ended June 30,
	2004	2003	2002

Balance, beginning of period	$ 7,218	$ 6,579	$ 6,068
Provision for losses	819	1,055	525
Recoveries	1	45	96
Charge-offs	(424)	(461)	(110)
Balance, end of period	$ 7,614	$ 7,218	$ 6,579

The effect of non-accrual and restructured loans on interest income for the years ended June 30, 2004, 2003 and 2002 is presented below:
	Year Ended June 30,
	2004	2003	2002

Contractual interest due	$ 101	$ 113	$ 89
Interest recognized	(58)	(10)	(21)
Net interest foregone	$ 43	$ 103	$ 68

At June 30, 2004 and 2003, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

The following table identifies the Corporation's total recorded investment in impaired loans, net of specific allowances, by type at June 30, 2004 and 2003:
	June 30, 2004
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
Without a related allowance	$ 1,044	$ -	$ 1,044
Total single-family loans	1,044	-	1,044

Commercial business loans:
With a related allowance	1,285	(365)	920
Without a related allowance	155	-	155
Total commercial business loans	1,440	(365)	1,075
Total impaired loans	$ 2,484	$ (365)	$ 2,119


Notes to Consolidated Financial Statements

	June 30, 2003
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
Without a related allowance	$ 1,309	$ -	$ 1,309
Total single-family loans	1,309	-	1,309

Commercial real estate:
With a related allowance	419	(28)	391
Total commercial real estate loans	419	(28)	391

Commercial business loans:
With a related allowance	408	(401)	7
Without a related allowance	431	-	431
Total commercial business loans	839	(401)	438

Consumer loans:
Without a related allowance	161	-	161
Total consumer loans	161	-	161
Total impaired loans	$ 2,728	$ (429)	$ 2,299

During the years ended June 30, 2004, 2003 and 2002, the Corporation's average investment in impaired loans was $2.9 million, $2.4 million and $4.4 million, respectively; the imputed interest income during these periods was $297, $266 and $480, respectively; while the interest income recognized on a cash basis was $292, $327 and $674, respectively. The Corporation records interest on non-accrual loans utilizing the cash basis method of accounting during periods when the loans are on non-accrual status.

In the ordinary course of business, the Bank makes loans to its directors, officers and employees at substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers. The following is a summary of related-party loan activity:
	Year Ended June 30,
	2004	2003	2002

Balance, beginning of period	$ 5,556	$ 917	$ 2,861
Originations	13,135	18,222	11,471
Sales/payments	(14,293)	(13,583)	(13,415)
Balance, end of period	$ 4,398	$ 5,556	$ 917

Related-party loan originations decreased $5.1 million, or 28%, from $18.2 million in fiscal 2003 to $13.1 million in fiscal 2004. The total sales/payments increased $710, or 5%, from $13.6 million in fiscal 2003 to $14.3 million in fiscal 2004.


Notes to Consolidated Financial Statements

4.  Loans Originated for Sale (in Thousands):

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation:
	Year Ended June 30,
	2004	2003	2002

Loans serviced for FHLMC	$ 19,995	$ 33,281	$ 52,942
Loans serviced for FNMA	19,419	34,979	66,604
Loans serviced for FHLB	215,057	32,763	-
Loans serviced for other institutional investors	14,914	13,123	16,513
Total loans serviced for others	$ 269,385	$ 114,146	$ 136,059

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Corporation held borrowers' escrow balances related to loans serviced for others of $615, $279 and $267 as of June 30, 2004, 2003 and 2002, respectively. These escrow balances are included in deposits in the accompanying Consolidated Statements of Financial Condition.

The following table summarizes the estimated aggregate amortization expense for servicing assets as of June 30, 2004:
Year Ended June 30,	Amount

2005	$ 456
2006	392
2007	329
2008	274
2009	171
Thereafter	-
Total estimated amortization expense	$ 1,622

Loans sold consisted of the following:
	Year Ended June 30,
	2004	2003	2002

Loans sold:
Servicing - released	$ 930,235	$ 1,190,347	$ 1,168,529
Servicing - retained	224,998	52,828	4,466
Total loans sold	$ 1,155,233	$ 1,243,175	$ 1,172,995


Notes to Consolidated Financial Statements

Loans held for sale consisted of the following:
	June 30,
	2004	2003	2002

Fixed rate	$ 18,797	$ 3,475	$ 1,094
Adjustable rate	1,330	772	653
Total loans held for sale	$ 20,127	$ 4,247	$ 1,747

5.   Real Estate Held for Investment and Other Real Estate Owned (in Thousands):

Real estate held for investment consisted of the following:
	June 30,
	2004	2003

Real estate held for investment	$ 12,629	$ 12,530
Less accumulated depreciation	(2,453)	(1,887)
Total real estate held for investment, net	$ 10,176	$ 10,643

Other real estate owned consisted of the following:
June 30,
	2004	2003

Other real estate owned	$ -	$ 523
Less allowance for real estate losses	-	-
Total other real estate owned, net	$ -	$ 523

The following summarizes the components of the net change in the allowance for losses on real estate:
	Year Ended June 30,
	2004	2003	2002

Balance, beginning of period	$ -	$ 23	$ 17
Provisions for losses	-	-	58
Charge-offs	-	(23)	(52)
Balance, end of period	$ -	$ -	$ 23


Notes to Consolidated Financial Statements

 6.  Premises and Equipment (in Thousands):

Premises and equipment consisted of the following:
	June 30,
	2004	2003

Land	$ 3,051	$ 3,051
Buildings	8,063	7,873
Leasehold improvements	1,233	978
Furniture and equipment	9,685	9,891
Automobiles	96	94
	22,128	21,887
Less accumulated depreciation and amortization	(14,216)	(13,842)
Total premises and equipment, net	$ 7,912	$ 8,045

Depreciation and amortization expense for the years ended June 30, 2004, 2003 and 2002 amounted to $1.8 million, $1.9 million and $2.2 million, respectively.

7.   Deposits (Dollars in Thousands):

	June 30, 2004		June 30, 2003
	Interest Rate	Amount	Interest Rate	Amount

Checking accounts - non-interest bearing	-	$ 41,551	-	$ 43,840
Checking accounts - interest bearing (1)	0% - 1.00%	123,621	0% - 1.24%	98,899
Savings accounts (1)	0% - 1.98%	348,911	0% - 2.47%	272,715
Money market accounts (1)	0% - 1.49%	46,858	0% - 1.59%	47,900
Time deposits
Under $100	0.50% - 7.23%	181,436	0.36% - 7.23%	190,530
$100 and over	0.70% - 6.81%	108,662	0.80% - 7.10%	100,222
Total deposits		$ 851,039		$ 754,106
Weighted average interest rate on deposits		1.58%		1.83%

(1)    Certain interest-bearing checking, savings and money market accounts require a minimum balance to earn interest.

On December 16, 2002, the Corporation completed the acquisition of $7.6 million in deposits from Valley Bank's Sun City branch.


Notes to Consolidated Financial Statements

The aggregate annual maturities of time deposits are as follows:
	June 30,
	2004	2003

One year or less	$ 128,517	$ 194,356
Over one to two years	85,570	33,985
Over two to three years	31,757	18,688
Over three to four years	25,023	19,533
Over four to five years	19,131	24,142
Over five years	100	48
Total time deposits	$ 290,098	$ 290,752

Interest expense on deposits is summarized as follows:
	Year Ended June 30,
	2004	2003	2002

Checking accounts - interest bearing	$ 665	$ 801	$ 1,005
Savings accounts	5,267	4,161	3,170
Money market accounts	700	759	1,405
Time deposits	6,688	10,531	18,474
Total interest expense on deposits	$ 13,320	$ 16,252	$ 24,054

The Corporation is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank. The cash balances maintained by the Bank at June 30, 2004 and 2003 were sufficient to cover the reserve requirements.

8.  Borrowings (Dollars in Thousands):

Advances from the FHLB were collateralized by pledges of certain real estate loans with an aggregate principal balance at June 30, 2004 and 2003 of $345.2 million and $348.8 million, respectively. In addition, the Bank pledged investment securities totaling $206.9 million at June 30, 2004 to collateralize its FHLB advances under the Securities-Backed Credit ("SBC") program as compared to $242.2 million at June 30, 2003. At June 30, 2004, the Bank's FHLB borrowing capacity, which is limited to 40% of total assets reported on the Bank's quarterly thrift financial report, was approximately $550.1 million as compared to $473.2 million at June 30, 2003. In addition, the Bank has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $45.0 million. No borrowings under this facility were outstanding at June 30, 2004 and 2003.


Notes to Consolidated Financial Statements

Borrowings consisted of the following:
	June 30,
	2004	2003

Regular FHLB advances	$ 306,877	$ 201,938
SBC FHLB advances	18,000	166,000
Total borrowings	$ 324,877	$ 367,938

As a member of the FHLB system, the Bank is required to maintain a minimum investment in FHLB stock. The Bank held the required investment of $27.0 million and an excess of $883 at June 30, 2004, as compared to the required investment of $18.4 million and an excess of $2.6 million at June 30, 2003. Any excess may be redeemed by the Bank or called by FHLB at par.

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:
	At or For the Year Ended June 30,
	2004	2003	2002

Balance outstanding at the end of period:
FHLB advances	$ 324,877	$ 367,938	$ 202,466

Weighted average rate at the end of period:
FHLB advances	4.01%	3.50%	5.50%

Maximum amount of borrowings outstanding at any month end:
FHLB advances	$ 385,385	$ 367,938	$ 257,525

Average short-term borrowings (1)
with respect to:
FHLB advances	$ 97,638	$ 124,226	$ 76,144

Weighted average short-term borrowing rate during the period with respect to:
FHLB advances	2.42%	2.49%	6.67%

(1) Borrowings with a remaining term of 12 months or less.


Notes to Consolidated Financial Statements

The aggregate annual contractual maturities of borrowings are as follows:
	June 30,
	2004	2003

Within one year	$ 69,000	$ 152,031
Over one to two years	27,000	30,000
Over two to three years	15,000	27,000
Over three to four years	72,000	-
Over four to five years	30,000	72,000
Over five years	111,877	86,907
Total borrowings	$ 324,877	$ 367,938
Weighted average interest rate	4.01%	3.50%

9.  Income Taxes (Dollars in Thousands):

The provision for income taxes consisted of the following:
	Year Ended June 30,
	2004	2003	2002

Current:
Federal	$ 8,180	$ 7,948	$ 4,957
State	2,920	2,859	1,805
	11,100	10,807	6,762
Deferred:
Federal	487	360	(323)
State	130	190	43
	617	550	(280)
Provision for income taxes	$ 11,717	$ 11,357	$ 6,482

The Corporation's tax benefit from non-qualified equity compensation in fiscal 2004 and fiscal 2003 was approximately $349 and $308, respectively.


Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:
	Year Ended June 30,
	2004	2003	2002

Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	7.4	7.0	7.6
Other	1.3	(1.8)	(1.0)
Effective income tax rate	43.7%	40.2%	41.6%

Deferred tax liabilities by jurisdiction were as follows:
	June 30,
	2004	2003

Deferred taxes - federal	$ 302	$ 668
Deferred taxes - state	109	286
Total deferred tax liability	$ 411	$ 954

Deferred tax liabilities (assets) were comprised of the following:
	June 30,
	2004	2003

Depreciation	$ 3,459	$ 3,469
FHLB dividends	2,747	2,434
Unrealized gain on investment securities	-	1,152
Unrealized gain on interest-only strips	78	-
Other	58	-
Total deferred tax liabilities	6,342	7,055

State taxes	(1,070)	(1,024)
Market value adjustments - loans held for sale	(193)	(50)
Loss reserves	(3,323)	(3,392)
Deferred compensation	(1,162)	(1,035)
ESOP contribution	-	(422)
Accrued vacation	(97)	(122)
Unrealized loss on investment securities	(86)	-
Other	-	(56)
Total deferred tax assets	(5,931)	(6,101)
Net deferred tax liability	$ 411	$ 954


Notes to Consolidated Financial Statements

The net deferred tax liability is included in other liabilities in the accompanying Consolidated Statements of Financial Condition.

Retained earnings at June 30, 2004 included approximately $9.0 million for which federal income tax of $3.1 million had not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Corporation were to convert its charter.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Core Capital (as defined) to Adjusted Tangible Assets (as defined). Management believes, as of June 30, 2004 and 2003, that the Bank meets all capital adequacy requirements to which it is subject.

Various adjustments are required to be made to retained earnings and total assets for computing these capital ratios, depending on an institution's capital and asset structure. The adjustment presently applicable to the Bank is for equity investments in real estate. In addition, in calculating risk-based capital, general loss allowances are included as capital on a limited basis.

As of June 30, 2004 and 2003, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum Total Risk-Based, Core Capital and Tier 1 Risk-Based Capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements. In fiscal 2004 and 2003, the Bank declared and paid cash dividends of $8.0 million and $26.4 million, respectively, to its parent.


Notes to Consolidated Financial Statements

The Bank's actual capital amounts and ratios as of June 30, 2004 and 2003 are as follows:
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2004
Total Capital to Risk-Weighted
Assets	$ 94,983	12.39%	$ 61,342	> 8.0%	$ 76,677	> 10.0%
Core Capital to Adjusted
Tangible Assets	90,402	6.90%	52,388	> 4.0%	65,485	> 5.0%
Tier 1 Capital to Risk-Weighted
Assets	87,385	11.40%	N/A	N/A	46,006	> 6.0%
Tangible Capital	90,402	6.90%	19,646	> 1.5%	N/A	N/A

As of June 30, 2003
Total Capital to Risk-Weighted
Assets	$ 88,315	13.01%	$ 54,300	> 8.0%	$ 67,875	> 10.0%
Core Capital to Adjusted
Tangible Assets	81,246	6.50%	49,962	> 4.0%	62,452	> 5.0%

Tier 1 Capital to Risk-Weighted
Assets	81,246	11.97%	N/A	N/A	40,725	> 6.0%

Tangible Capital	81,246	6.50%	18,736	> 1.5%	N/A	N/A

11.  Benefit Plans (Dollars in Thousands, Except Share Information):

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements. Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service. The Corporation makes matching contributions up to 3% of participants' pretax compensation. Participants vest immediately in their own contributions with 100% vesting in the Corporation's contributions occurring after six years of credited service. The Corporation's expense for the plan was approximately $335, $333 and $323 for the years ended June 30, 2004, 2003 and 2002, respectively.

The Corporation has a multi-year employment agreement with one executive officer, which requires payments of certain benefits upon retirement. The obligation was fully funded at June 30, 2004 and actuarially determined retirement costs are being accrued and expensed annually.

Employee Stock Ownership Plan (ESOP)

An ESOP was established for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours. The ESOP Trust borrowed $4.1 million from the Corporation to purchase 922,538 shares of the common stock issued in the conversion. The loan will be


Notes to Consolidated Financial Statements

repaid principally from the Corporation's contributions to the ESOP over a period of 15 years. In addition to the scheduled principal loan payments, the ESOP Trust paid additional principal amounts, which came from cash dividends received on the unallocated ESOP shares. The additional principal payment (loan prepayment) in fiscal 2004 and 2003 was $155 and $72, respectively. At June 30, 2004 and 2003, the outstanding balance on the loan was $2.1 million and $2.6 million, respectively. Shares purchased with the loan proceeds are held in an unearned ESOP account and released on a pro rata basis based on the distribution schedule. Contributions to the ESOP and shares released from the unearned ESOP account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after six years of credited service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Corporation. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The expense related to the ESOP was $1.4 million, $1.1 million and $741 for the years ending June 30, 2004, 2003 and 2002, respectively. At June 30, 2004 and 2003, the unearned ESOP account of $1.6 million and $2.0 million, respectively, was reported as a reduction to stockholders' equity.

The table below reflects ESOP activity for the period indicated (in number of shares):
	June 30,
	2004	2003	2002
Unallocated shares at beginning of period	471,719	532,586	593,453
Allocated	(60,867)	(60,867)	(60,867)
Unallocated shares at end of period	410,852	471,719	532,586

The fair value of unallocated ESOP shares was $9.7 million, $9.2 million and $8.0 million at June 30, 2004, 2003 and 2002, respectively.

12.  Incentive Plans (in Thousands, Except Share Information):

Management Recognition Plan (MRP)

The Corporation established the MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock. The Corporation acquired 461,250 shares of its common stock in the open market to fund the MRP in 1997. All of the MRP shares have been awarded. Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at the award date. MRP compensation expense was $135, $331 and $728 for the years ended June 30, 2004, 2003 and 2002, respectively. At June 30, 2004 and 2003, the value of the unearned MRP account, $290 and $424, respectively, was reported as a reduction to stockholders' equity.

Stock Option Plan

The Corporation established the 1996 Stock Option Plan ("1996 SOP") for certain of its directors and key employees under which options to acquire up to 1.15 million shares of common stock may be granted. All but 11,250 stock options under the 1996 SOP have been granted. On November 18, 2003, shareholders approved the 2003 Stock Option Plan ("2003 SOP") for certain of its directors and key employees under which options to acquire up to 352,500 shares of common stock may be granted. In fiscal 2004, a total of 250,000 options were granted under the


Notes to Consolidated Financial Statements

2003 SOP. As of June 30, 2004, the number of options available for future grants (under both plans) were 113,750 shares. Under the Stock Option Plans, options may not be granted at a price less than the fair market value at the date of grant. Options vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The options are exercisable after vesting for up to the remaining term of the original grant. The maximum term of the options granted is 10 years.

The following is a summary of changes in options outstanding:
	Number of Shares	Weighted Average Strike Price
Outstanding at June 30, 2001	823,500	$ 7.13
Granted (fair value of $4.62/share)	192,375	9.67
Exercised	(30,375)	6.78
Canceled	(11,250)	6.78
Outstanding at June 30, 2002	974,250	$ 7.65
Granted (fair value of $5.45/share)	7,500	13.67
Exercised	(201,225)	7.07
Outstanding at June 30, 2003	780,525	$ 7.85
Granted (fair value of $6.19/share)	384,250	23.16
Exercised	(128,675)	8.10
Cancelled	(11,250)	13.89
Outstanding at June 30, 2004	1,024,850	$ 13.49


Notes to Consolidated Financial Statements

The following table summarizes the outstanding stock options and the exercisable portion of the stock options as of June 30, 2004, 2003 and 2002:
	Options Outstanding				Options Exercisable
		Weighted		Weighted		Weighted
	Number	Average		Average	Number	Average
	Of	Remaining		Exercise	of	Exercise
Exercise Prices	Options	Option Life		Price	Options	Price

At June 30, 2004
$ 24.80	235,000	9.82	Years	$ 24.80	-	$ -
23.35	15,000	9.57		23.35	-	-
20.33	53,250	9.09		20.33	-	-
20.23	76,500	9.24		20.23	-	-
13.67	7,500	8.07		13.67	1,500	13.67
9.67	144,625	7.34		9.67	35,950	9.67
9.15	33,750	3.56		9.15	33,750	9.15
8.28	67,500	6.34		8.28	40,500	8.28
6.78	391,725	2.57		6.78	391,725	6.78
$ 6.78 to $ 24.80	1,024,850	6.17	Years	$ 13.49	503,425	$ 7.29

At June 30, 2003
$ 13.67	7,500	9.07	Years	$ 13.67	-	$ -
9.67	172,125	8.34		9.67	18,225	9.67
9.15	79,875	4.56		9.15	79,875	9.15
8.28	67,500	7.34		8.28	27,000	8.28
6.78	453,525	3.57		6.78	453,525	6.78
$ 6.78 to $ 13.67	780,525	5.10	Years	$ 7.85	578,625	$ 7.27

At June 30, 2002
$ 9.67	192,375	9.34	Years	$ 9.67	-	$ -
9.15	79,875	5.56		9.15	63,900	9.15
8.28	67,500	8.34		8.28	13,500	8.28
6.78	634,500	4.57		6.78	634,500	6.78
$ 6.78 to $ 9.67	974,250	5.85	Years	$ 7.65	711,900	$ 7.02

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


Notes to Consolidated Financial Statements

	For the Year Ended June 30, 2004
	Income (numerator)	Shares (denominator)	Per-Share Amount

Basic EPS	$ 15,069	6,732,954	$ 2.24
Effect of dilutive shares:
Stock options (1996 SOP and 2003 SOP)		458,952
Restricted stock awards (MRP)		16,937
Diluted EPS	$ 15,069	7,208,843	$ 2.09

	For the Year Ended June 30, 2003
	Income (numerator)	Shares (denominator)	Per-Share Amount

Basic EPS	$ 16,889	7,122,440	$ 2.37
Effect of dilutive shares:
Stock options (1996 SOP)		506,615
Restricted stock awards (MRP)		39,099
Diluted EPS	$ 16,889	7,668,154	$ 2.20

	For the Year Ended June 30, 2002
	Income (numerator)	Shares (denominator)	Per-Share Amount

Basic EPS	$ 9,109	7,704,670	$ 1.18
Effect of dilutive shares:
Stock options (1996 SOP)		342,260
Restricted stock awards (MRP)		73,190
Diluted EPS	$ 9,109	8,120,120	$ 1.12

14.  Commitments and Contingencies (in Thousands):

The Corporation is involved in various legal matters associated with its normal operations. In the opinion of management, these matters will be resolved without material effect on the Corporation's financial position, results of operations or cash flows.


Notes to Consolidated Financial Statements

The Corporation conducts a portion of its operations in leased facilities under non-cancelable agreements classified as operating leases. The following is a schedule of minimum rental payments under such operating leases, which expire at various years:
Year Ended June 30,	Amount

2005	$ 581
2006	500
2007	392
2008	347
2009	260
Thereafter	308
Total minimum payments required	$ 2,388

Lease expense under operating leases was approximately $705, $622 and $553 for the years ended June 30, 2004, 2003 and 2002, respectively.

15.  Derivatives and Other Financial Instruments with Off-Balance Sheet Risks (In Thousands):

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
	June 30,
Commitments	2004	2003

Undisbursed loan funds - Construction loans	$ 78,137	$ 67,868
Undisbursed lines of credit - Single-family loans	7,342	6,380
Undisbursed lines of credit - Commercial business loans	9,625	8,527
Undisbursed lines of credit - Consumer loans	1,794	2,640
Commitments to extend credit on loans held for investment	23,170	35,820
	$ 120,068	$ 121,235

Commitments to extend credit are agreements to lend money to a customer at some future date as long as all conditions have been met in the agreement. These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee. Since some of these commitments are expected to expire, the total commitment amount outstanding does not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis prior to issuing a commitment. At


Notes to Consolidated Financial Statements

June 30, 2004 and 2003, interest rates on commitments to extend credit ranged from 4.50% to 10.75% and 3.75% to 11.50%, respectively.

In an effort to minimize its exposure to interest rate fluctuations on commitments to extend credit where the underlying loan will be sold, the Corporation enters into forward loan sale agreements to sell certain dollar amounts of fixed rate and adjustable rate loans to third parties. These agreements specify the minimum maturity of the loans, the yield to the purchaser, the servicing spread to the Corporation (if servicing is retained), the maximum principal amount of all loans to be delivered and the maximum principal amount of individual loans to be delivered. The Corporation typically satisfies these forward loan sale agreements with its current loan production; at June 30, 2004 and 2003 the aggregate amount of loans held for sale and of commitments to extend credit on loans to be held for sale exceeded the Corporation's forward loan sale agreements. At June 30, 2004 and 2003, interest rates on forward loan sale agreements ranged from 5.00% to 6.00% and 4.00% to 5.50%, respectively.

In addition to the instruments described above, the Corporation also purchases over-the-counter put option contracts (with expiration dates that generally coincide with the terms of the commitments to extend credit) which mitigates the interest rate risk inherent in commitments to extend credit. The contract amounts of these instruments reflect the extent of involvement the Corporation has in this particular class of financial instruments. The Corporation's exposure to loss on these financial instruments is limited to the premiums paid for the put option contracts. Put options are adjusted to market in accordance with SFAS No. 133. As of June 30, 2004 and 2003, total nominal put option contracts were $10.0 million and $45.0 million, respectively; and the fair value was $41 and $235, respectively.

In accordance with SFAS No. 133 and interpretations of the FASB's Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the year ended June 30, 2004, 2003 and 2002 was a loss of $859, a gain of $360 and a gain of $3, respectively.

	June 30, 2004		June 30, 2003
		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value

Commitments to extend credit on loans to be held
for sale (1)	$ 63,750	$ 167	$ 121,422	$ 1,099
Forward loan sale agreements	37,500	(317)	109,734	306
Put option contracts	10,000	41	45,000	235
Total	$ 111,250	$ (109)	$ 276,156	$ 1,640

(1)	Net of an estimated 26.6% of commitments at June 30, 2004 and 29.5% of commitments at June 30, 2003, which may not fund. The fair value of servicing released premiums at June 30, 2004 and June 30, 2003 was zero (not recognized) and $1.8 million, respectively.

During the third quarter of fiscal 2004, the Corporation adopted the Securities and Exchange Commission ("SEC") guidance regarding loan commitments that are recognized as derivatives pursuant to SFAS No. 133. As a result of implementing the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," the Corporation excluded the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. The Corporation's previous practice had been to


Notes to Consolidated Financial Statements

recognize, at the inception of the rate lock, the anticipated servicing released premiums on the underlying loans. The Corporation elected to prospectively apply this guidance to new loan commitments initiated after January 1, 2004. This action resulted in the delay in recognition of approximately $580 of servicing released premiums for the year ended June 30, 2004, which will be recognized in future periods when the underlying loans are funded and sold.

16.  Fair Values of Financial Instruments (in Thousands):

The reported fair values of financial instruments are based on various factors. In some cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows, assumed discount rates and other factors reflecting varying degrees of risk. The estimates are subjective in nature and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the reported fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future. The following methods and assumptions were used to estimate fair value of each class of significant financial instrument:

Cash and due from banks, federal funds sold, interest bearing deposits with banks: The carrying amount of these financial assets approximates the fair value.

Investment securities: The fair value of investment securities is based on quoted market prices or dealer quotes.

Loans held for investment: For loans that reprice frequently at market rates, the carrying amount approximates the fair value. For fixed-rate loans, the fair value is determined by either (i) discounting the estimated future cash flows of such loans over their estimated remaining contractual maturities using a current interest rate at which such loans would be made to borrowers, or (ii) quoted market prices. The allowance for loan losses is subtracted as an estimate of the underlying credit risk.

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


Notes to Consolidated Financial Statements

Derivative Financial Instruments: The fair value of the derivative financial instruments are based upon quoted market prices, current market bids, outstanding forward loan sale commitments and estimates from independent pricing sources.

The carrying amount and fair values of the Corporation's financial instruments were as follows:
	June 30, 2004		June 30, 2003
	Carrying	Market	Carrying	Market
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$ 38,349	$ 38,349	$ 48,851	$ 48,851
Investment securities	252,580	251,630	297,111	297,483
Loans held for investment	862,535	878,071	744,219	772,629
Loans held for sale	20,127	20,464	4,247	4,345
Receivable from sale of loans	86,480	86,480	114,902	114,902
Accrued interest receivable	4,961	4,961	4,934	4,934
FHLB stock	27,883	27,883	20,974	20,974

Financial liabilities:
Deposits	851,039	810,724	754,106	729,979
Borrowings	324,877	328,493	367,938	385,903
Accrued interest payable	884	884	652	652

Derivative Financial Instruments:
Commitments to extend credit on loans to be held
for sale	167	167	1,099	1,099
Forward loan sale agreements	(317)	(317)	306	306
Put option contracts	41	41	235	235


Notes to Consolidated Financial Statements

17.  Operating Segments (in Thousands):

The following tables illustrate the Corporation's operating segments for the years ended June 30, 2004, 2003 and 2002, respectively.
	Year Ended June 30, 2004
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income	$ 32,518	$ 2,895	$ 35,413
Non-interest income:
Loan servicing and other fees	(2,990)	5,282	2,292
Gain on sale of loans, net	41	14,305	14,346
Real estate operations, net	178	73	251
Deposit account fees	1,986	-	1,986
Other	1,256	22	1,278
Total non-interest income	471	19,682	20,153

Non-interest expense:
Salaries and employee benefits	12,756	6,307	19,063
Premises and occupancy	1,840	621	2,461
Operating and administrative expenses	4,350	2,906	7,256
Total non-interest expenses	18,946	9,834	28,780
Income before income taxes	14,043	12,743	26,786
Provision for income taxes	6,409	5,308	11,717
Net income	$ 7,634	$ 7,435	$ 15,069
Total assets, end of period	$ 1,212,073	$ 106,962	$ 1,319,035


Notes to Consolidated Financial Statements

	Year Ended June 30, 2003
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income	$ 27,293	$ 3,095	$ 30,388
Non-interest income:
Loan servicing and other fees	(2,789)	4,634	1,845
(Loss) gain on sale of loans, net	(89)	19,289	19,200
Real estate operations, net	716	15	731
Deposit account fees	1,734	-	1,734
Net gain on sale of investment securities	694	-	694
Other	1,564	3	1,567
Total non-interest income	1,830	23,941	25,771

Non-interest expense:
Salaries and employee benefits	11,804	6,161	17,965
Premises and occupancy	1,897	583	2,480
Operating and administrative expenses	4,568	2,900	7,468
Total non-interest expenses	18,269	9,644	27,913
Income before income taxes	10,854	17,392	28,246
Provision for income taxes	4,112	7,245	11,357
Net income	$ 6,742	$ 10,147	$ 16,889
Total assets, end of period	$ 1,174,955	$ 86,551	$ 1,261,506

	Year Ended June 30, 2002
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income .	$ 23,614	$ 2,341	$ 25,955
Non-interest income:
Loan servicing and other fees	(309)	2,487	2,178
Gain on sale of loans, net	18	10,121	10,139
Real estate operations, net	828	(135)	693
Deposit account fees	1,641	-	1,641
Net gain on sale of investment securities	544	-	544
Other	1,199	48	1,247
Total non-interest income	3,921	12,521	16,442

Non-interest expense:
Salaries and employee benefits	12,707	4,144	16,851
Premises and occupancy	1,800	478	2,278
Operating and administrative expenses	5,023	2,654	7,677
Total non-interest expenses	19,530	7,276	26,806
Income before income taxes	8,005	7,586	15,591
Provision for income taxes	3,326	3,156	6,482
Net income	$ 4,679	$ 4,430	$ 9,109
Total assets, end of period	$ 937,313	$ 68,005	$ 1,005,318


Notes to Consolidated Financial Statements

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Corporation's internal transfer pricing arrangements determined by management primarily consist of the following:

  Borrowings for Provident Bank Mortgage ("PBM") are indexed monthly to the higher of the three-month FHLB advance rate on the first day of the month plus 50 basis points or the Bank's cost of funds for the prior month.

  PBM receives servicing released premiums for new loans transferred to the Bank's loans held for investment. The servicing released premiums in the years ended June 30, 2004, 2003 and 2002 were $3.9 million, $3.6 million and $1.6 million, respectively.

  PBM receives a premium (gain on sale of loans) for the loans transferred to the Bank's loans held for investment. The gain on sale of loans in the years ended June 30, 2004, 2003 and 2002 was $444, $365 and $482, respectively.

  PBM receives fees for loans sold on a servicing retained basis. The fees in the year ended June 30, 2004, 2003 and 2002 were $1.9 million, $425 and $8, respectively.

  Loan servicing costs are charged to PBM by the Bank based on the number of loans held for sale multiplied by a fixed fee which is subject to management's review. The loan servicing costs in the years ended June 30, 2004, 2003 and 2002 were $103, $125 and $163, respectively.

  The Bank allocates its quality assurance costs to PBM for its loan production, subject to management's review. Quality assurance costs allocated to PBM in the years ended June 30, 2004, 2003 and 2002 were $115, $93 and $85, respectively.

  The Bank allocates its loan vault service costs to PBM for its loan production, subject to management's review. The loan vault service costs allocated to PBM in the years ended June 30, 2004, 2003 and 2002 were $105, $109 and $112, respectively.

  The Bank allocated its marketing costs to PBM in the years ended June 30, 2004, 2003 and 2002 for $14, $26 and $13, respectively.

  Office rents for PBM offices, which are located at the Bank offices, are internally charged based on the square footage used. Office rents allocated to PBM in the years ended June 30, 2004, 2003 and 2002 were $142, $142 and $93, respectively.

  A management fee, which is subject to regular review, is charged to PBM for services provided by the Bank. The management fee in the years ended June 30, 2004, 2003 and 2002 was $480, $480 and $360, respectively.

18. Holding Company Condensed Financial Information (in Thousands):

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed balance sheet for Provident Financial Holdings, Inc. (Holding Company only) as of June 30, 2004 and 2003 and condensed statements of operations and cash flows for each of the three years in the period ended June 30, 2004.


Notes to Consolidated Financial Statements

Condensed Balance Sheets
	June 30,
	2004	2003

Assets
Cash	$ 7,036	$ 11,207
Investment in subsidiary	99,292	92,010
Other assets	3,698	3,703
	$ 110,026	$ 106,920

Liabilities and Stockholders' Equity
Other liabilities	$ 44	$ 42
Stockholders' equity	109,982	106,878
	$ 110,026	$ 106,920

Condensed Statements of Operations
	Year Ended June 30,
	2004	2003	2002

Interest and other income	$ 298	$ 356	$ 268
General and administrative expenses	537	505	315
(Loss) before equity in net earnings of the subsidiary	(239)	(149)	(47)
Equity in net earnings of the subsidiary	15,286	17,056	9,214
Income before income taxes	15,047	16,907	9,167
Income taxes	(22)	18	58
Net income	$ 15,069	$ 16,889	$ 9,109


Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
	Year Ended June 30,
	2004	2003	2002

Cash flows from operating activities:
Net income	$ 15,069	$ 16,889	$ 9,109
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in net earnings of the subsidiary	(15,286)	(17,056)	(9,214)
Tax benefit from nonqualified equity compensation	349	308	-
Decrease (increase) in other assets	5	24	177
Increase (decrease) in other liabilities	2	27	(6)
Net cash provided by operating activities	139	192	66

Cash flow from investing activities:
Cash dividend received from the Bank	8,000	26,400	4,800
Net cash provided by investing activities	8,000	26,400	4,800

Cash flow from financing activities:
Exercise of stock options	1,042	1,423	206
Treasury stock purchases	(10,952)	(16,031)	(5,133)
Cash dividend	(2,400)	(1,034)	(1)
Net cash used for financing activities	(12,310)	(15,642)	(4,928)
Net (decrease) increase in cash during the year	(4,171)	10,950	(62)
Cash and cash equivalents, beginning of year	11,207	257	319
Cash and cash equivalents, end of year	$ 7,036	$ 11,207	$ 257


Notes to Consolidated Financial Statements

 19.  Quarterly Results of Operations (In Thousands, Except Share Information) (Unaudited):

The following tables set forth the quarterly financial data, which was derived from the consolidated financial statements presented in Form 10-Qs, for the fiscal years ended June 30, 2004 and 2003.
	For Fiscal Year 2004
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2004	Quarter	Quarter	Quarter	Quarter

Interest income	$ 62,151	$ 15,956	$ 16,085	$ 15,249	$ 14,861
Interest expense	25,919	6,537	6,443	6,461	6,478
Net interest income	36,232	9,419	9,642	8,788	8,383

Provision for loan losses	819	130	420	269	-
Net interest income, after provision for
loan losses	35,413	9,289	9,222	8,519	8,383

Non-interest income	20,153	6,407	4,906	4,114	4,726
Non-interest expense	28,780	7,600	7,000	7,215	6,965
Income before income taxes	26,786	8,096	7,128	5,418	6,144

Provision for income taxes	11,717	3,813	3,014	2,327	2,563
Net income	$ 15,069	$ 4,283	$ 4,114	$ 3,091	$ 3,581

Basic earnings per share	$ 2.24	$ 0.64	$ 0.61	$ 0.46	$ 0.53
Diluted earnings per share	$ 2.09	$ 0.60	$ 0.57	$ 0.43	$ 0.49


Notes to Consolidated Financial Statements

	For Fiscal Year 2003
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2003	Quarter	Quarter	Quarter	Quarter

Interest income	$ 59,856	$ 15,061	$ 15,031	$ 15,153	$ 14,611
Interest expense	28,413	6,693	6,862	7,318	7,540
Net interest income	31,443	8,368	8,169	7,835	7,071

Provision for loan losses	1,055	85	205	565	200
Net interest income, after provision for
loan losses	30,388	8,283	7,964	7,270	6,871

Non-interest income	25,771	6,774	6,700	6,236	6,061
Non-interest expense	27,913	7,157	6,980	7,081	6,695
Income before income taxes	28,246	7,900	7,684	6,425	6,237

Provision for income taxes	11,357	3,182	3,096	2,536	2,543
Net income	$ 16,889	$ 4,718	$ 4,588	$ 3,889	$ 3,694

Basic earnings per share	$ 2.37	$ 0.68	$ 0.66	$ 0.54	$ 0.49
Diluted earnings per share	$ 2.20	$ 0.63	$ 0.61	$ 0.50	$ 0.46

20.  Subsequent Events:

Cash Dividend

On July 22, 2004, the Corporation announced a cash dividend of $0.10 per share on the Corporation's outstanding shares of common stock for shareholders of record at the close of business on August 17, 2004, payable on September 10, 2004.


EXHIBIT 13

2004 Annual Report


2004 Annual Report


Message From the Chairman

Dear Shareholders,

        I am pleased to forward our Annual Report for fiscal 2004, which describes another outstanding year for our Company. Net income was $15.07 million, or $2.09 per diluted share, and our return on equity was 14.1%. More importantly, we were once again able to grow our Company to a record $1.32 billion in total assets primarily by serving the high growth communities of the Inland Empire in Southern California. Our results continue to be reflected in the stock price of our Company. The price appreciated 21% during fiscal 2004 closing at $23.65 per share on June 30, 2004, up from $19.56 per share on June 30, 2003.

        Last year in the Chairman's Message, I described four major strategies for fiscal 2004: significant yet prudent growth of our loan portfolio, significant growth in transaction accounts (core deposits), aggressive operating expense control and sound capital management techniques. I am pleased to report that we have accomplished meaningful progress in connection with each of these strategies. Specifically, our loan portfolio grew by 16% during the year while our credit quality remained excellent. Transaction accounts grew by 21% during the year, contributing to a 15% increase in deposit account fee income and operating expenses were held to a modest increase of 3% for the year. As for capital management, we repurchased 512,769 shares of stock as a result of our stock repurchase programs and we increased our quarterly cash dividend, twice during the year, from $0.03 per share when we began the year to the current $0.10 per share.

Provident Bank

        We continue to improve our core operations by refining our strategies and improving upon their execution. The percentage of investment securities to total assets continues to decline, the percentage of loans held for investment to total assets continues to increase, and the percentage of transaction accounts (core deposits) to total deposits continues to increase. These initiatives and the overall growth of our Company resulted in a 29% increase in pre-tax income in our community banking business in comparison to last year.

        We continue to explore branching opportunities within the Inland Empire and analyze possible branch locations on an ongoing basis. Our newest branch in the Orangecrest area of Riverside, California opened in August 2003 and in less than one year has grown to $13.5 million in deposits and over 1,200 accounts.

Provident Bank Mortgage

        Fiscal 2004 has proven to be a transition year for mortgage banking with progressively higher interest rates during the course of the year in comparison to the prior year, resulting in lower loan origination volume. We adjusted our strategy early in the year and made significant progress in changing the product composition of loans originated for sale, from lower margin products such as conforming 30-year fixed rate loans to higher margin products such as alt-A fixed, alt-A adjustable and second trust deed loans. Our efforts were successful as demonstrated by the fact that our loan sale margin improved to 1.54% in the fourth quarter of the year compared to 1.14% in the first quarter of the year. These efforts will continue to serve us well, particularly if interest rates continue to rise.

The Year Ahead

        Our Business Plan for fiscal 2005 builds on our success this year and continues to emphasize the strategies implemented in previous years. In our community banking business: significant yet prudent growth of our loan portfolio, significant growth in transaction accounts (core deposits), operating expense control and sound capital management techniques. In our mortgage banking business: emphasis on high margin loan products, emphasis on purchase-money loan production and operating expense adjustments commensurate with loan origination volume.


Message From the Chairman

We believe that successful execution of these strategies will deliver superior operating results and fulfill our promise to enhance shareholder value.

A Final Word

        Recently, I came across an article that describes what I have known for a considerable period of time. Our Company has a unique opportunity to grow by participating in the strong growth of the Inland Empire. The article, Top 25 Cities for Doing Business in America written by Joel Kotkin and published in the March 2004 edition of Inc. Magazine, ranked the Inland Empire second of all large cities or regions. The most impressive point about the Inland Empire being so high on the list was the criteria used to generate the rankings. According to the article, "Inc. measured current-year employment growth in more than 250 regions (as defined by the Bureau of Labor Statistics) as well as current trends in the annual average growth over the past three years, and compared employment expansion in the first half versus the second half of the last decade. Job growth factors account for approximately two-thirds of the final score for each city and the balance among industries accounts for approximately one-third of the final score." The article went on to state, "Regions that consistently generate jobs in a broad range of industries rank at the top of the list. Those with poor and worsening job growth and increasingly undiversified economies do less well in the rankings." Our Company is well positioned to serve Inland Empire industries, the workers they employ and others that live in the region for affordability reasons.

Sincerely,

/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and
Chief Executive Officer


Message From the Chairman


Message From the Chairman


Message From the Chairman


Financial Highlights

The following tables set forth information concerning the consolidated financial position and results of operations of the Corporation and its subsidiary at the dates and for the periods indicated.

	At or for the year ended June 30,
	2004	2003	2002	2001	2000
(In thousands, except per share information )

FINANCIAL CONDITION DATA:
Total assets	$ 1,319,035	$ 1,261,506	$ 1,005,318	$ 1,117,226	$ 1,147,804
Loans held for investment, net	862,535	744,219	593,554	697,191	824,747
Loans held for sale	20,127	4,247	1,747	2,175	1,505
Receivable from sale of loans	86,480	114,902	67,241	137,286	51,482
Cash and cash equivalents	38,349	48,851	27,700	26,839	18,965
Investment securities	252,580	297,111	271,948	204,498	199,616
Deposits	851,039	754,106	677,448	730,041	696,458
Borrowings	324,877	367,938	202,466	265,830	341,668
Stockholders' equity	109,982	106,878	103,031	97,258	88,967
Book value per share	15.51	14.29	12.57	11.34	10.08
Tangible book value per share	15.49	14.26	12.57	11.34	10.07

OPERATING DATA:
Interest income	$ 62,151	$ 59,856	$ 65,668	$ 80,797	$ 77,696
Interest expense	25,919	28,413	39,188	54,456	48,725

Net interest income	36,232	31,443	26,480	26,341	28,971
Provision for loan losses	819	1,055	525	-	250

Net interest income after provision	35,413	30,388	25,955	26,341	28,721
Loan servicing and other fees	2,292	1,845	2,178	2,088	2,673
Gain on sale of loans, net	14,346	19,200	10,139	8,033	3,248
Deposit account fees	1,986	1,734	1,641	1,330	922
Gain on sale of investment securities	-	694	544	248	(5)
Other non-interest income	1,278	1,567	1,247	1,398	1,420
Real estate operations, net	251	731	693	870	544
Operating expenses	28,780	27,913	26,806	25,068	24,957

Income before income taxes	26,786	28,246	15,591	15,240	12,566
Provision for income taxes	11,717	11,357	6,482	6,354	5,310

Net income	$ 15,069	$ 16,889	$ 9,109	$ 8,886	$ 7,256

Basic earnings per share	$ 2.24	$ 2.37	$ 1.18	$ 1.13	$ 0.89

Diluted earnings per share	$ 2.09	$ 2.20	$ 1.12	$ 1.10	$ 0.87

Cash dividend per share	$ 0.33	$ 0.13	$ -	$ -	$ -


Financial Highlights

	At or for the year ended June 30,
	2004	2003	2002	2001	2000

KEY OPERATING RATIOS:

Performance Ratios
Return on assets	1.17%	1.47%	0.86%	0.78%	0.65%
Return on stockholders' equity	14.13	16.51	9.05	9.52	8.38
Net interest rate spread	2.82	2.74	2.32	2.07	2.41
Net interest margin	2.97	2.94	2.62	2.43	2.70
Average interest-earning assets to
average interest-bearing liabilities	107.01	107.31	107.81	107.06	106.55
Operating and administrative expenses
as a percentage of average total assets	2.24	2.44	2.52	2.20	2.23
Efficiency ratio	51.04	48.79	62.45	62.19	66.51
Equity to asset ratio	8.34	8.47	10.25	8.71	7.75

Regulatory Capital Ratios
Tangible capital	6.90	6.50	8.92	7.47	6.56
Tier 1 leverage capital	6.90	6.50	8.92	7.47	6.56
Total risk-based capital	12.39	13.01	18.01	14.89	13.42
Tier 1 risk-based capital	11.40	11.97	16.78	13.78	12.23

Asset Quality Ratios
Non-accrual and 90 days or more
past due loans as a percentage of
loans held for investment, net	0.13	0.20	0.22	0.22	0.09
Non-performing assets as a percentage
of total assets	0.08	0.16	0.16	0.15	0.16
Allowance for loan losses as a
percentage of loans held for
investment	0.88	0.96	1.10	0.86	0.82
Allowance for loan losses as a
percentage of non-performing loans	701.75	480.56	498.79	402.65	898.95
Net charge-offs to average
outstanding loans	0.05	0.06	-	0.09	0.01


Shareholder Information

ANNUAL MEETING

The annual meeting of shareholders will be held at the Riverside Art Museum at 3425 Mission Inn Avenue, Riverside, California on Thursday, November 18, 2004 at 11:00 a.m. Pacific time. A formal notice of the meeting, together with a proxy statement and proxy form, will be mailed to shareholders.

CORPORATE OFFICE

 Provident Financial Holdings, Inc.
3756 Central Avenue
Riverside, CA 92506
(951) 686-6060

INTERNET ADDRESS

www.myprovident.com

SPECIAL COUNSEL

 Breyer & Associates PC
8180 Greensboro Drive, Suite 785
McLean, VA 22102
(703) 883-1100

INDEPENDENT ACCOUNTANTS

Deloitte & Touche LLP
695 Town Center Drive
Costa Mesa, CA 92626
(714) 436-7100

TRANSFER AGENT

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
(908) 497-2300

MARKET INFORMATION

Provident Financial Holdings, Inc. is traded on the NASDAQ Stock Market under the symbol PROV.


Shareholder Information

FINANCIAL INFORMATION

Requests for copies of the Form 10-K and Forms 10-Q filed with the Securities and Exchange Commission should be directed in writing to:

Donavon P. Ternes
Chief Financial Officer
Provident Financial Holdings, Inc.
3756 Central Avenue
Riverside, CA 92506

CORPORATE PROFILE

Provident Financial Holdings, Inc. (the "Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. (the "Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. The Corporation does not engage in any significant activity other than holding the stock of the Bank. The Bank serves the banking needs of select communities in Riverside and San Bernardino Counties and has mortgage lending operations in Southern California.


Board of Directors and Senior Officers

Board of Directors	Senior Officers

Joseph P. Barr, CPA	Provident Financial Holdings, Inc.
Principal
Swenson Accountancy Corporation	Craig G. Blunden
Chairman, President and CEO
Bruce W. Bennett
President	Donavon P. Ternes
Community Care & Rehabilitation Center	Chief Financial Officer
Corporate Secretary
Craig G. Blunden
Chairman, President and CEO
Provident Bank	Provident Bank

Debbi H. Guthrie	Craig G. Blunden
President	Chairman, President and CEO
Roy O. Huffman Roofing Company
Lilian Brunner
Seymour M. Jacobs	Senior Vice President
Managing Member	Chief Information Officer
Jacobs Asset Management, LLC and JAM Managers, LLC
Thomas "Lee" Fenn
Robert G. Schrader	Senior Vice President
Retired Executive Vice President and COO	Chief Lending Officer
Provident Bank
Richard L. Gale
Roy H. Taylor	Senior Vice President
President	Provident Bank Mortgage
Talbot Insurance and Financial Services
A Hub International Company	Milton J. Knox
Senior Vice President
William E. Thomas	Retail Banking
Principal
William E. Thomas, Inc.,	Donavon P. Ternes
A Professional Law Corporation	Senior Vice President
Chief Financial Officer


RETAIL BANKING CENTERS	Division Office
3756 Central Avenue
Blythe	Riverside, CA 92506
350 E. Hobson Way
Blythe, CA 92225	WHOLESALE OFFICE

Canyon Crest	Rancho Cucamonga
5225 Canyon Crest Drive, Suite 86	10370 Commerce Center Drive, Suite 200
Riverside, CA 92507	Rancho Cucamonga, CA 91730

Corona	RETAIL OFFICES
487 Magnolia Avenue, Suite 101
Corona, CA 92879	Call Center
6674 Brockton Avenue
Corporate Office	Riverside, CA 92506
3756 Central Avenue
Riverside CA 92506	City of Industry
17800 Castleton Street, Suite 358
Downtown Business Center	City of Industry, CA 91748
4001 Main Street
Riverside, CA 92501	Corona
2275 Sampson Avenue, Suite 106
Hemet	Corona, CA 92879
1690 E. Florida Avenue
Hemet, CA 92544	Fullerton
1440 N. Harbor Boulevard, Suite 708
Moreno Valley	Fullerton, CA 92835
12460 Heacock Street
Moreno Valley, CA 92553	Glendora
1200 E. Route 66, Suite 102
Orangecrest	Glendora, CA 91740
19348 Van Buren Boulevard, Suite 119
Riverside, CA 92508	La Quinta
51-105 Avenida Villa, Suite 201
Rancho Mirage	La Quinta, CA 92253
71-991 Highway 111
Ranch Mirage, CA 92270	Rancho Mirage
71-991 Highway 111
Redlands	Rancho Mirage, CA 92270
125 E. Citrus Avenue
Redlands, CA 92373	Riverside
6529 Riverside Avenue, Suite 160
Sun City	Riverside, CA 92506
27010 Sun City Boulevard
Sun City, CA 92586	Torrance
22805 Hawthorne Boulevard
Temecula	Torrance, CA 90505
40325 Winchester Road
Temecula, CA 92591

Customer Information 1-800-442-5201 or www.myprovident.com


Corporate Office
3756 Central Avenue, Riverside, CA 92506
(951) 686-6060

www.myprovident.com

NASDAQ STOCK MARKET - PROV


EXHIBIT 14

Code of Ethics for Directors, Officers and Employees


PROVIDENT FINANCIAL HOLDINGS, INC.

PROVIDENT SAVINGS BANK

CODE OF ETHICS

(As revised June 24, 2004)

PROVIDENT'S CODE OF ETHICS

(As revised June 24, 2004)

This policy has been adopted by Provident's Board of Directors and is intended to cover all employees, including the Board of Directors, Chief Executive Officer, Chief Financial Officer, Senior Management and Controller.

I.        YOUR RESPONSIBILITIES

As a Provident employee, you are obliged to monitor your personal and professional affairs so as not to discredit Provident. Your personal conduct should reflect the highest professional standards of behavior. In this regard, you are expected to:

  Obey all applicable laws and regulations.

  Avoid activities that could create conflicts of interest or even the appearance of conflicts of interest with Provident.

  Respect the confidentiality of information about those with whom Provident has business relationships.

  Provide full, fair, accurate, timely and understandable disclosures in documents submitted to the Securities and Exchange Commission and all public filings.

Details of the above obligations are presented in the remainder of this Code of Ethics. Violation of any provision of this Code may result in disciplinary action up to and including dismissal. Provident must report all suspected violations of criminal laws to the appropriate authorities for possible prosecution.

II.    LAWS AND REGULATIONS WITH WHICH EMPLOYEES MUST BE THOROUGHLY FAMILIAR

        A.Criminal Laws

A number of criminal statutes apply to employees of all financial institutions. These laws forbid activities such as:

  Soliciting or receiving anything of value for or in connection with any transaction or business of Provident

  Stealing, embezzling or misapplying Bank funds or assets

  Using illegal threats, physical force or other unauthorized means to collect money

  Issuing unauthorized obligations (such as certificates of deposit, notes or mortgages) or recording false entries in Bank records

  Using corporate funds or assets to finance campaigns for political office

  Lending trust funds to an officer, director or employee

  Certifying a check drawn on an account with insufficient funds

  Making a loan or giving a gift to a bank examiner who has the authority to examine Provident

  Disclosing the contents of examination reports compiled by regulatory agencies (see Section IV.A)


        B.     Anti-Competitive Activities

The antitrust laws prohibit any combination, conspiracy or agreement among competitors to restrict or prevent competition. An example of conduct that would violate the antitrust laws is a formal or informal agreement between you and a competitor of Provident to fix prices, allocate markets or refuse to deal with particular suppliers or customers.

In addition, employees are prohibited from participating in certain "tying arrangements." A tying arrangement is one in which a seller conditions its sale of product or service on a buyer's purchase of a separate product or service. For example, you may not condition the extension of credit on a customer's rental of a safe deposit box. These prohibitions, however, do not apply to traditional banking practices such as requiring a compensating balance in connection with a loan.

        C.    Illegal Use of Corporate Funds

  You may not record or participate in the recording of incorrect or fictitious entries in the books or records of Provident.

  You may not make any payment for an expressed purpose on Provident's behalf to any individual who intends to use the money for a different purpose.

  You may not use corporate funds or assets for political contributions in connection with federal elections. Your time during regular working hours, corporate equipment and supplies, office space, clerical help and advertising facilities all are considered corporate assets.

  You may not make payments, whether corporate or personal, of cash or other items of value that are intended to influence the judgment or actions of political candidates, government officials or businesses in connection with any activity of Provident.

        D.Equal Opportunity Laws

Several equal opportunity laws apply to Provident. Provident strongly supports the principles of these laws and expects all employees to comply with them. Provident is extremely proud of its record as an equal opportunity employer and lender.

III.     AVOIDING CONFLICTS OF INTEREST

You should not participate in any activity that could cause a conflict of interest or give the appearance of a conflict of interest. A conflict of interest is generally defined as a clash between an employee's personal interests and his or her duties to his or her employer. A conflict of interest occurs when you allow any outside interest, activity or influence to:

  Influence your judgment when acting on behalf of Provident.

  Compete against Provident in any business activity.

  Diminish the efficiency with which you perform your regular duties.

  Harm or impair Provident's financial or professional reputation.


You should promptly report to your Supervisor all potential conflicts of interest, including those in which you have been inadvertently placed because of business or personal relationships with customers, suppliers, business associates or competitors of Provident. Areas in which conflicts of interest frequently arise and examples of prohibited activities are described below.

        A. Investment Decisions

You may not invest (directly or indirectly) in a publicly held security whenever:

  Such transaction would place Provident under an obligation (financial or other) to any investment banking or brokerage firm or to the seller or issuer of the security;

  You know Provident is in the process of buying or selling the security for its own account or for the account of others;

  You possess information not available to the general public (inside information) that is likely to affect the price of the security;

  You are considering granting or renewing a loan or acting as advisor to the issuer of the security;

  You are recommending to Provident or a customer the sale or purchase of the security.

The New York Stock Exchange, the American Stock Exchange and other national stock exchanges have rules that prohibit member firms from entering into margin transactions with employees of financial institutions without prior written consent from the financial institution. Whenever an employee desires to enter into such an arrangement, he or she must receive written consent from his or her Supervisor.

        B.Self-Dealing

To further avoid conflicts or interest, you should not:

  Directly or indirectly buy assets from or sell assets to Provident or any account for which Provident acts as fiduciary unless you have prior consent from your Supervisor and any required court of regulatory approval.

  Represent Provident in any transaction requiring our judgment or discretion with a person or organization in which you have a financial or material interest. For example, lending money to a relative or close personal friend might impair or appear to impair your professional judgment or the performance of your duties.

        C.Monitoring Outside Activities

You are expected to avoid any outside interest or activity that will interfere with your duties. Generally, your outside interests:

  Should not significantly encroach on time or attention you devote to your duties

  Should not adversely affect the quality of your work

  Should not compete with the activities of Provident

  Should not involve any significant use of corporate equipment, facilities or supplies


  Should not imply Provident's sponsorship or support (for example, through the use of corporate stationery for personal purposes)

  Should not adversely affect the reputation of Provident

        1.     Outside Employment

Employees must inform their Supervisors of any outside employment. Employees should not, while employed by Provident, also be employed by or advise any business if (a) the principal activity of the business competes with that of Provident; (b) such employment would subject Provident to criticism or adverse publicity; or (c) such employment would impair the employee's mental or physical efficiency with Provident.

Employees also may be prohibited by federal law from participating in "interlocking affiliations," that is, dual service, in the following areas:

  As an employee of an organization that is primarily engaged in the issue, flotation, underwriting, public sale or distribution of stocks, bonds or other securities

  As a director, officer or employee of any commercial bank, banking association, trust company or savings bank

  As a director or officer of a registered public utility holding company or subsidiary thereof

        2.     Purchasing Real Estate

Unless you receive prior approval from your Supervisor, you should not (directly or indirectly):

  Purchase commercial real estate from or sell it to a present or known potential customer of Provident

  Purchase any real estate whose mortgage Provident is foreclosing or is planning to foreclose

  Bid on or purchase any real estate that Provident is considering or is likely to consider purchasing

        3.     Accepting Appointments

In most cases, you need to obtain approval from your Supervisor before you accept any appointment or position.

        a)  Fiduciary Appointments

Unless you are acting on behalf of a member of your family or you have obtained approval from your Supervisor, you may not accept a fiduciary or co-fiduciary appointment. A fiduciary appointment is an appointment as an administrator, executor, guardian, trustee or managing agent.

Even if you are acting on behalf of a family member or receive approval to act as fiduciary or co-fiduciary, you are expected to follow these guidelines:

  Avoid any representations that you are performing (or have access to) the same professional services that are performed by a bank

  Do not permit your appointment to interfere with the time and attention you devote to your duties.


        4.     Participation in Civic and Political Activity

Participation by employees in civic, charitable or political activities are encouraged to the extent that such participation does not encroach significantly on the individual's working time. All political activities must be carried out on the employee's own time. Employees must have prior approval from the President of Provident before accepting nomination or appointment to any public office. Employees should not represent their political donations, endorsements or other political activities as made or engaged in with the approval of or on behalf of Provident.

D. Dealing with Customers and Suppliers

In your dealings with customers and suppliers, situations sometimes occur that may create a conflict or the appearance of a conflict of interest.

        1.     Giving and Receiving Gifts

As noted in Section II, employees are prohibited from directly or indirectly soliciting, receiving or giving anything of value for or in connection with any transaction, business service or confidential information of Provident. This means you may not offer, solicit or accept anything of value from any existing or prospective customer or supplier. These restrictions do not apply to:

  Gifts of reasonable value (not more than $1200) related to commonly recognized events or occasions such as a promotion, new job, wedding, retirement or Christmas, so long as the gift is unsolicited and the customer is not trying to exert any influence over you in connection with a transaction.

  Advertising or promotional material of nominal value such as pens, pencils, note pads, key chains, calendars and similar items.

  Acceptance of gifts, gratuities, amenities or favors based on obvious family or personal relationships when the circumstances make it clear that it is those relationships rather than the business of Provident that are the motivating factors.

  Customer- or supplier-paid meals, refreshments, travel arrangements or accommodations, or entertainment, all of reasonable value, in the course of a meeting or other occasion, the purpose of which is to hold bona fide business discussion and provided that the expenses are of a type that would be paid for by Provident if not paid for by the other party. Customer- or supplier-paid trips must be approved in advance by your Supervisor and reported to the Compliance Officer.

  Loans from other banks or financial institutions on customary terms to finance proper and usual credit needs such as home mortgage loans. Executive Officers, as defined under Regulation O, must report such loans to the Secretary within 10 days.

  Awards of reasonable value from charitable, civic, religious, educational or similar organizations for recognition of service.

  Non-cash gifts of reasonable value (not more than $100) that you give to customers or suppliers for holidays or special occasions.

  Salary, wages, fees or other compensation paid in the usual course of business.

If you are offered or receive something of value beyond what is authorized above or under circumstances not described above, you are required to report that fact in writing to the Compliance Officer. If you feel that an exception to Provident's policy is warranted, your written report should include supporting reasons. All such reports will be responded to in writing.


        2.     Bequests by Customers

Employees are not permitted to accept bequests of any kind from a customer to whom the employee has provided banking services. If a customer advises you that he or she intends to name you as a beneficiary in his or her will, you should explain Provident's policy to the customer and report the matter to your Supervisor.

        3.     Borrowing from Customers

You are not permitted to borrow from or lend your personal funds to customers, brokers or suppliers of Provident. Credit transactions in the normal course of business (for example, transacting business with a recognized lending institution or charging items at a department store) and transactions with members of your immediate family are not included in this restriction.

        4.     Giving Advice to Customers

Unless your regular duties specifically permit, you are not allowed to give personal, tax or investment advice to a customer.

IV.    RESPECTING CONFIDENTIAL INFORMATION

As a Provident employee, you may have access to information, reports or statements about Provident business, or possess confidential information about the private or business affairs of customers and suppliers. Such information is privileged and must be held in strictest confidence.

Confidential information about those with whom we have business relations, if released, could have a significant effect on their operations, business reputation or the market price of their securities. Disclosing such information could expose both you and Provident to civil and criminal liability.

Financial information about Provident is confidential unless it has been made available to the public. Except as required by law or approved by Provident's Chief Financial Officer, financial information is not to be released to any person. If you have any questions about disclosing financial information, consult Provident's Chief Executive Officer or Chief Financial Officer.

Confidential information is to be used only for corporate purposes. Under no circumstances may you use such information for personal gain or pass it on to any person outside of Provident, including family or friends, or even to other employees who do not need such information to carry out their duties.

        A.  Examination Information

Provident is periodically examined by regulatory agencies. Any reports made by those regulatory agencies are the property of those agencies and are strictly confidential. Giving information from those reports to anyone not officially connected with Provident is a criminal offense.

        B.   Proprietary Information

Certain non-financial information developed by Provident such as business plans, marketing strategies and customer lists, is considered proprietary to Provident. Unless such information has previously been published by Provident, you are not to disclose such information to anyone outside of Provident or use it directly or indirectly for your personal benefit or the benefit of any third party that is not entitled to such information.


        C.  Insider Information

Insider information is material non-public information relating to securities issued by a corporation. Information is considered "material" if it is important enough:

  To affect the judgment of investors about whether to buy, sell or hold stock; or

  To influence the market price of the stock

Insider information about securities issued by public companies must be made public before anyone possessing it can trade on it or recommend the purchase or sale of the securities concerned. Under federal and state securities laws, you, Provident, and the person who received the information could be held legally responsible for misusing insider information.

The insider information rules are very difficult to apply in given circumstances. Employees must be extremely cautious in discussing corporate affairs with any person outside of Provident. If you have any doubts about whether or not an item is insider information or whether or not it has been or should be revealed, consult Provident's Chief Executive Officer or Chief Financial Officer.

        D.    Intra-Departmental Use of Information

Confidential information available to one unit of Provident may be communicated to other units of Provident when there exists a legitimate business need to know such information.

        E.  Information Subject to Copyright Laws

The U.S. Copyright laws and various licensing agreements entered into by Provident with providers of computer software prohibit the unauthorized duplication, reproduction or use of certain software. Employees should discuss these restrictions with their Supervisor or the Information Security Officer to insure that these guidelines are followed.

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
(2) Currently inactive.


EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm


Consent of Independent Registered Public Accounting Firm

        We consent to the incorporation by reference in Registration Statement No's. 333-30935 and 333-112700 of Provident Financial Holdings, Inc. on Form S-8 of our report dated September 2, 2004, appearing in this Annual Report on Form 10-K of Provident Financial Holdings, Inc. for the year ended June 30, 2004.

/s/ Deloitte & Touche LLP
Costa Mesa, California
September 8, 2004


EXHIBIT 31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig G. Blunden, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Provident Financial Holdings, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	(c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	(d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

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

Date: September 8, 2004                                                                  /s/ Craig G. Blunden
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

EXHIBIT 31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donavon P. Ternes, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Provident Financial Holdings, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	(c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	(d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

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

Date: September 8, 2004                                                                 /s/ Donavon P. Ternes
                                                                                                           Donavon P. Ternes
                                                                                                           Chief Financial Officer


EXHIBIT 32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002


CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K of Provident Financial Holdings, Inc. (the "Corporation") for the year ending June 30, 2004 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: September 8, 2004                                                        /s/ Craig G. Blunden
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

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K of Provident Financial Holdings, Inc. (the "Corporation") for the year ending June 30, 2004 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: September 8, 2004                                                 /s/ Donavon P. Ternes
                                                                                           Donavon P. Ternes
                                                                                           Chief Financial Officer
