Form 10-Q
period 2004-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2004-11-09
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [Ö ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

             For the quarterly period ended ....................................................... September 30, 2004

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

(951) 686-6060
(Registrant-s telephone number, including area code)

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

  Yes   X ..        No     .

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

  Yes   X .        No     .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer-s classes of common stock, as of the latest practicable date.

Title of class:	As of November 5, 2004
Common stock, $ 0.01 par value, per share	6,994,885 shares*

* Includes 395,636 shares held by the Employee Stock Ownership Plan ("ESOP") that have not been released, committed to be released, or allocated to participant accounts; and 23,058 shares held by the Management Recognition Plan ("MRP") that have been committed to be released and allocated to participant accounts.


PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of
	Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of September 30, 2004 and June 30, 2004	1
	Condensed Consolidated Statements of Operations
	for the quarters ended September 30, 2004 and 2003	2
	Condensed Consolidated Statements of Changes in Stockholders' Equity
	for the quarters ended September 30, 2004 and 2003	3
	Condensed Consolidated Statements of Cash Flows
	for the three months ended September 30, 2004 and 2003	4
	Selected Notes to Unaudited Interim Condensed Consolidated Financial Statements	5

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	10
	Safe Harbor Statement	11
	Critical Accounting Policies	11
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	12
	Comparison of Financial Condition at September 30, 2004 and June 30, 2004	13
	Comparison of Operating Results
	for the quarters ended September 30, 2004 and 2003	14
	Asset Quality	19
	Loan Volume Activities	21
	Liquidity and Capital Resources	22
	Commitments and Derivative Financial Instruments	23
	Stockholders' Equity	24
	Incentive Plans	24
	Supplemental Information	25

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4 -	Controls and Procedures	27

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	27
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	28
ITEM 3 -	Defaults Upon Senior Securities	28
ITEM 4 -	Submission of Matters to Vote of Security Holders	28
ITEM 5 -	Other Information	28
ITEM 6 -	Exhibits	28

SIGNATURES		29


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars In Thousands
	September 30,	June 30,
	2004	2004
Assets
Cash and cash equivalents	$ 35,323	$ 38,349
Investment securities - held to maturity, at amortized cost
(fair value $56,726 and $61,250, respectively)	57,035	62,200
Investment securities - available for sale at fair value	212,339	190,380
Loans held for investment, net of allowance for loan losses of
$8,253 and $7,614, respectively	956,546	862,535
Loans held for sale, at lower of cost or market	12,371	20,127
Receivable from sale of loans	110,978	86,480
Accrued interest receivable	5,353	4,961
Real estate held for investment, net	10,195	10,176
Federal Home Loan Bank stock	30,823	27,883
Premises and equipment, net	7,749	7,912
Prepaid expenses and other assets	7,666	8,032

Total assets	$ 1,446,378	$ 1,319,035

Liabilities and Stockholders' Equity
Liabilities:
Non-interest bearing deposits	$ 44,975	$ 41,551
Interest bearing deposits	829,787	809,488
Total deposits	874,762	851,039

Borrowings	426,369	324,877
Accounts payable, accrued interest and other liabilities	33,169	33,137
Total liabilities	1,334,300	1,209,053

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued and outstanding
	-	-
Common stock, $.01 par value; authorized 15,000,000 shares; issued 11,910,565 and 11,898,565 shares, respectively; outstanding 6,993,029 and 7,091,719 shares, respectively

	119	119
Additional paid-in capital	57,573	57,186
Retained earnings	114,876	111,329
Treasury stock at cost (4,917,536 and 4,806,846 shares, respectively)
	(59,324)	(56,753)
Unearned stock compensation	(1,744)	(1,889)
Accumulated other comprehensive income (loss), net of tax	578	(10)

Total stockholders' equity	112,078	109,982

Total liabilities and stockholders' equity	$ 1,446,378	$ 1,319,035

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Earnings Per Share
	Quarter Ended September 30,

	2004	2003
Interest income:
Loans receivable, net	$ 14,683	$ 12,840
Investment securities	2,033	1,787
Federal Home Loan Bank stock	370	230
Interest-earning deposits	5	4
Total interest income	17,091	14,861

Interest expense:
Checking and money market deposits	295	365
Savings deposits	1,235	1,241
Time deposits	2,004	1,830
Borrowings	3,605	3,042
Total interest expense	7,139	6,478

Net interest income	9,952	8,383
Provision for loan losses	642	-
Net interest income after provision for loan losses	9,310	8,383

Non-interest income:
Loan servicing and other fees	399	523
Gain on sale of loans, net	4,376	3,154
Real estate operations, net	120	190
Deposit account fees	455	480
Gain on sale of investment securities	384	-
Other	359	379
Total non-interest income	6,093	4,726

Non-interest expense:
Salaries and employee benefits	5,077	4,581
Premises and occupancy	671	655
Equipment	404	395
Professional expenses	220	158
Sales and marketing expenses	182	230
Other	1,056	946
Total non-interest expense	7,610	6,965

Income before taxes	7,793	6,144
Provision for income taxes	3,538	2,563
Net income	$ 4,255	$ 3,581

Basic earnings per share	$ 0.64	$ 0.53
Diluted earnings per share	$ 0.60	$ 0.49
Cash dividends per share	$ 0.10	$ 0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders- Equity
(Unaudited)
Dollars In Thousands
For the Quarters Ended September 30, 2004 and 2003

Accumulated
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive (Loss)
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income, net of tax	Total
Balance at June 30, 2004	7,091,719	$ 119	$ 57,186	$ 111,329	$ (56,753)	$ (1,889)	$ (10)	$ 109,982

Comprehensive income:
Net income				4,255				4,255
Unrealized holding gain on securities available for sale, net of tax							588	588
Total comprehensive income								4,843

Purchase of treasury stock (1)	(110,690)				(2,571)			(2,571)
Exercise of stock options	12,000	-	82					82
Amortization of MRP						33		33
Tax benefit from non-qualified
equity compensation			3					3
Allocations of contribution to ESOP			302			68		370
Prepayment of ESOP loan						44		44
Cash dividends				(708)				(708)

Balance at September 30, 2004	6,993,029	$ 119	$ 57,573	$ 114,876	$ (59,324)	$ (1,744)	$ 578	$ 112,078

(1)   Includes the repurchase of 690 shares of distributed restricted stock.
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income, net of tax	Total
Balance at June 30, 2003	7,479,671	$ 118	$ 54,691	$ 98,660	$ (45,801)	$ (2,450)	$ 1,660	$ 106,878

Comprehensive income:
Net income				3,581				3,581
Unrealized holding loss on securities available for sale,
net of tax							(1,078)	(1,078)
Total comprehensive income								2,503

Purchase of treasury stock (1)	(371,901)				(7,493)			(7,493)
Exercise of stock options	49,425	1	444					445
Amortization of MRP						34		34
Tax benefit from non-qualified
equity compensation			211					211
Allocations of contribution to ESOP			239			68		307
Prepayment of ESOP loan						33		33
Cash dividends				(480)				(480)

Balance at September 30, 2003	7,157,195	$ 119	$ 55,585	$ 101,761	$ (53,294)	$ (2,315)	$ 582	$ 102,438

(1)   Includes the repurchase of 801 shares of distributed restricted stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Dollars In Thousands

	Three Months Ended September 30,

	2004	2003
Cash flows from operating activities:
Net income	$ 4,255	$ 3,581
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	778	1,395
Provision for loan losses	642	-
Gain on sale of loans	(4,376)	(3,154)
Gain on sale of investment securities	(384)	-
Tax benefit from non-qualified compensation	3	211
Decrease in accounts payable and other liabilities	(458)	(7,049)
(Increase) decrease in prepaid expense and other assets	(36)	1,349
Loans originated for sale	(299,270)	(342,959)
Proceeds from sale of loans	286,904	404,232
Amortization of servicing rights	123	43
Stock based compensation	447	374
Net cash (used for) provided by operating activities	(11,372)	58,023

Cash flows from investing activities:
Net increase in loans held for investment	(94,560)	(43,578)
Maturity and call of investment securities held to maturity	5,165	32,200
Maturity and call of investment securities available for sale	-	17,025
Principal payments from mortgage-backed securities	16,547	36,590
Purchase of investment securities held to maturity	-	(9,000)
Purchase of investment securities available for sale	(37,791)	(18,825)
Proceeds from sales of investment securities available for sale	390	-
Purchase of Federal Home Loan Bank stock	(2,940)	(253)
Addition to servicing rights	(178)	(661)
Net (additions) sales of real estate	(172)	513
Net purchases of premises and equipment	(133)	(351)
Net cash (used for) provided by investing activities	(113,672)	13,660

Cash flows from financing activities:
Net increase in deposits	23,723	36,835
Proceeds from (repayment of) Federal Home Loan Bank advances, net	101,492	(124,007)
Exercise of stock options	82	445
Cash dividends	(708)	(480)
Treasury stock purchases	(2,571)	(7,493)
Net cash provided by (used for) financing activities	122,018	(94,700)

Net (decrease) in cash and cash equivalents	(3,026)	(23,017)
Cash and cash equivalents at beginning of period	38,349	48,851

Cash and cash equivalents at end of period	$ 35,323	$ 25,834

Supplemental information:
Cash paid for interest	$ 6,505	$ 6,257
Cash paid for income taxes	1,800	1,550

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
SELECTED NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The balance sheet data at June 30, 2004 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. (the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2004 (SEC File No. 000-28304). All share and per share information in the accompanying condensed consolidated financial statements have been restated to reflect the stock split in February 2004. Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation. The results of operations for the quarter ended September 30, 2004 are not necessarily indicative of results for the fiscal year ending June 30, 2005.

Note 2: Earnings Per Share and Stock-Based Compensation

Earnings Per Share:

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2004 and 2003, respectively.
	For the Quarter Ended September 30,

	2004	2003
Numerator:
Net income - numerator for basic earnings per share and diluted earnings per share - income available to common stockholders

	$ 4,254,905	$ 3,580,958

Denominator:
Denominator for basic earnings per share: Weighted-average shares
	6,601,760	6,787,106

Effect of dilutive securities:
Stock option dilution	456,941	459,938
Stock award dilution	14,543	17,569

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	7,073,244	7,264,613

Basic earnings per share	$ 0.64	$ 0.53
Diluted earnings per share	$ 0.60	$ 0.49

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
For the Quarter
Ended September 30,
	2004	2003
Net income, as reported	$ 4,255	$ 3,581
Deduct:
Total stock-based compensation expense, determined using fair value
method, net of tax	(97)	(41)
Pro forma net income	$ 4,158	$ 3,540

Earnings per share:
Basic - as reported	$ 0.64	$ 0.53
Basic - pro forma	$ 0.63	$ 0.52

Diluted - as reported	$ 0.60	$ 0.49
Diluted - pro forma	$ 0.59	$ 0.49


Note 3: Operating Segment Reports

The Corporation operates in two business segments: community banking (Provident Savings Bank, F.S.B. ("Bank")) and mortgage banking (Provident Bank Mortgage ("PBM")), a division of the Bank. The following tables set forth condensed income statements and total assets for the Corporation's operating segments for the quarters ended September 30, 2004 and 2003, respectively (in thousands).
	For the Quarter Ended September 30, 2004
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income.	$ 8,186	$ 1,124	$ 9,310

Non-interest income:
Loan servicing and other fees (1)	(1,461)	1,860	399
Gain on sale of loans, net (2)	108	4,268	4,376
Real estate operations, net	120	-	120
Deposit account fees	455	-	455
Gain on sale of investment securities	384	-	384
Other	357	2	359
Total non-interest income	(37)	6,130	6,093

Non-interest expense:
Salaries and employee benefits	3,218	1,859	5,077
Premises and occupancy	500	171	671
Operating and administrative expenses	1,083	779	1,862
Total non-interest expense	4,801	2,809	7,610
Income before taxes	$ 3,348	$ 4,445	$ 7,793
Total assets, end of period	$ 1,324,231	$ 122,147	$ 1,446,378
(1)	Includes an inter-company charge of $1.64 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $142,000 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended September 30, 2003
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income	$ 7,606	$ 777	$ 8,383

Non-interest income:
Loan servicing and other fees (1)	(1,027)	1,550	523
Gain on sale of loans, net (2)	(124)	3,278	3,154
Real estate operations, net	117	73	190
Deposit account fees	480	-	480
Other	367	12	379
Total non-interest income	(187)	4,913	4,726

Non-interest expense:
Salaries and employee benefits	3,037	1,544	4,581
Premises and occupancy	496	159	655
Operating and administrative expenses	969	760	1,729
Total non-interest expense	4,502	2,463	6,965
Income before taxes	$ 2,917	$ 3,227	$ 6,144
Total assets, end of period	$ 1,101,428	$ 60,667	$ 1,162,095

(1)	Includes an inter-company charge of $1.36 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment
(2)	Includes an inter-company charge of $155,000 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.


Note 4: Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition. The Corporation's exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.
	September 30,	June 30,
Commitments	2004	2004
(In Thousands)

Undisbursed loan funds - Construction loans	$ 79,090	$ 78,137
Undisbursed lines of credit - Single-family loans	8,624	7,342
Undisbursed lines of credit - Commercial business loans	8,266	9,625
Undisbursed lines of credit - Consumer loans	1,768	1,794
Commitments to extend credit on loans held for investment	38,435	23,170
Total	$ 136,183	$ 120,068

In accordance with SFAS No. 133 and interpretations of the Derivative Implementation Group of the Financial Accounting Standards Board ("FASB"), the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarters ended September 30, 2004 and 2003 was a gain of $41,000 and a loss of $428,000, respectively.

	September 30, 2004		June 30, 2004		September 30, 2003
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale (1)	$ 47,117	$ (15)	$ 63,750	$ 167	$ 44,404	$ 817
Forward loan sale agreements	21,000	32	37,500	(317)	41,658	(503)
Put option contracts	10,000	27	10,000	41	15,000	65
Total	$ 78,117	$ 44	$ 111,250	$ (109)	$ 101,062	$ 379
(1)	Net of estimated commitments of 25.1 percent at September 30, 2004, 26.6 percent at June 30, 2004 and 32.2 percent at September 30, 2003, which may not fund. The fair value of servicing released premiums at September 30, 2004, June 30, 2004 and September 30, 2003 were zero (not recognized), zero (not recognized) and $672,000, respectively.

In the third quarter of fiscal 2004, the Corporation adopted the SEC guidance regarding loan commitments that are recognized as derivatives pursuant to SFAS No. 133. As a result of implementing the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," the Corporation excluded the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. The Corporation's previous practice had been to recognize, at the inception of the rate lock, the anticipated servicing released premiums on the underlying loans. The Corporation elected to prospectively apply this guidance to new loan commitments initiated after January 1, 2004. This action results in the delay in recognition of servicing released premiums until the underlying loans are funded and sold.


Note 5: Off-Balance Sheet Financing Arrangements and Contractual Obligations

As discussed in Note 4, the Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. As of September 30, 2004 and June 30, 2004, the Corporation had commitments to extend credit of $85.6 million and $86.9 million, respectively.

Note 6: Recent Accounting Pronouncements

FIN No. 46R:
In December 2003, the FASB issued FIN No. 46R, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46R also requires disclosure about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements must be adopted no later than the beginning of the first fiscal year or interim period beginning after March 15, 2004. The adoption of FIN No. 46R did not have a material impact on the Corporation's results of operations, financial position or cash flows.

SOP 03-3:
In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows were subsequently expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the Corporation's financial position, results of operations, or cash flows.

EITF No. 03-1:
In March 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1") as applicable to debt and equity securities that are within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock." An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor's intent. The severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after June 15, 2004. Adoption of this standard may cause the Corporation to recognize impairment losses in the Consolidated Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods. Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income (Loss), adoption of this standard is not expected to have a significant impact on stockholders' equity. In


September 2004 the FASB staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board also issued FSP EITF Issue 03-1-b, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.

Note 7: Subsequent Events

On October 28, 2004, the Board of Directors of the Bank declared a cash dividend of $2.8 million to the Corporation, which was paid on October 29, 2004.

On October 29, 2004, the Corporation announced a cash dividend of $0.14 per share on the Corporation's outstanding shares of common stock for shareholders of record at the close of business on November 23, 2004, payable on December 17, 2004.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At September 30, 2004, the Corporation had total assets of $1.4 billion, total deposits of $874.8 million and total stockholders' equity of $112.1 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank's business consists of community banking activities and mortgage banking activities. Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank's full service offices and investing these funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans. In addition, the Bank also offers business checking accounts and other business banking services, and services loans for others. Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences. The Bank's revenues are derived principally from interest on its loan and investment portfolios and fees generated through its community banking and mortgage banking activities. There are various risks inherent in the Bank's business including, among others, interest rate changes and the prepayment of loans and investments.

The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation's earnings per share. The Corporation considers the repurchase of its common stock if the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential. Consideration is also given to the Corporation's liquidity, regulatory capital requirements and future capital needs based on the Corporation's current business plan. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is typically one year. Once the stock repurchase program is authorized, management may repurchase the Corporation's common stock from time to time in the open


market, depending upon market conditions and the factors described above. On June 28, 2004, the Corporation announced that its Board of Directors authorized the repurchase of up to five percent of its common stock, or approximately 354,585 shares, over a one-year period. Please refer to the Issuer Purchases of Equity Securities table under Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" on page 28.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002. On July 22, 2004, the Corporation announced a quarterly cash dividend of $0.10 per share for the Corporation's shareholders of record at the close of the business day on August 17, 2004, which was paid on September 10, 2004. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Corporation. The information contained in this section should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements and accompanying Selected Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Safe-Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the California real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update this information.

Critical Accounting Policies

The discussion and analysis of the Corporation's financial condition and results of operations are based upon the Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to prevailing practices within the banking industry. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. Management considers the accounting for the allowance for loan losses and accounting for derivatives to be critical accounting policies.

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. The allowance is based on two principles of accounting: (i) SFAS No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which require that losses be accrued based on the differences


between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogeneous loans; (ii) a specific allowance for identified problem loans; and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these values is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see the "Provision for Loan Losses" narrative on page 17.

Interest is generally not accrued on any loan when its contractual payments are more than 90 days delinquent. In addition, interest is not recognized on any loan for which management has determined that collection is not reasonably assured. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms for a minimum six-month period, and future monthly principal and interest payments are expected to be collected.

Properties acquired through foreclosure or deed in lieu of foreclosure are transferred to the real estate owned portfolio and carried at the lower of cost or estimated fair value less the estimated costs to sell the property. The fair values of the properties are based upon current appraisals. The difference between the fair value of the real estate collateral and the loan balance at the time of the transfer is recorded as a loan charge-off if fair value is lower. Subsequent to foreclosure, management periodically performs additional valuations and the properties are adjusted, if necessary, to the lower of carrying value or fair value, less estimated selling costs. The determination of a property's estimated fair value includes revenues projected to be realized from disposal of the property, construction and renovation costs.

SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," requires that derivatives of the Corporation be recorded in the consolidated financial statements at fair value. The Bank's derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans and option contracts to hedge the risk of the commitments. Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends. The fair value adjustments of the derivatives are recorded in the consolidated statements of operations with offsets to other assets or other liabilities in the consolidated statements of financial condition. In the third quarter of fiscal 2004, the Corporation adopted the SEC guidance regarding loan commitments that are recognized as derivatives pursuant to SFAS No. 133. As a result of implementing the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," the Corporation excluded the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. The Corporation's previous practice had been to recognize, at the inception of the rate lock, the anticipated servicing released premiums on the underlying loans. The Corporation elected to prospectively apply this guidance to new loan commitments initiated after January 1, 2004. This action results in the delay in recognition of servicing released premiums until the underlying loans are funded and sold.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation's contractual obligations at September 30, 2004 and the effect these obligations are expected to have on the Corporation's liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	1 year	Over 1 to	Over 3 to	Over
	or less	3 years	5 years	5 years	Total
Operating lease obligations	$ 652	$ 1,042	$ 860	$ 129	$ 2,683
Time deposits	156,889	146,660	42,867	-	346,416
FHLB borrowings	138,457	110,191	108,072	130,759	487,479
Total	$ 295,998	$ 257,893	$ 151,799	$ 130,888	$ 836,578


The expected obligation for time deposits and FHLB borrowings include anticipated interest accruals based on respective contractual terms.

Comparison of Financial Condition at September 30, 2004 and June 30, 2004

Total assets increased $127.4 million, or 10 percent, to $1.4 billion at September 30, 2004 from $1.3 billion at June 30, 2004. This increase was primarily the result of an increase in loans held for investment, investment securities available for sale and receivable from sale of loans.

Total investment securities increased $16.8 million, or seven percent, to $269.4 million at September 30, 2004 from $252.6 million at June 30, 2004. For the first three months of fiscal 2005, $37.8 million of investment securities were purchased, while $5.2 million of investment securities were called by the issuers and $16.6 million of reductions were the result of mortgage-backed securities principal paydowns.

Loans held for investment increased $94.0 million, or 11 percent, to $956.5 million at September 30, 2004 from $862.5 million at June 30, 2004. In the first three months of fiscal 2005, the Bank originated $221.9 million of loans held for investment, of which $71.4 million, or 32 percent, were "preferred loans" (multi-family, commercial real estate, construction and commercial business loans), including the purchase of $22.1 million of preferred loans during the period. The collateral that secures the purchased loans is located primarily in Southern California. Total loan prepayments during the first three months of fiscal 2005 were $129.5 million. The balance of preferred loans increased to $272.0 million, or 28 percent of loans held for investment at September 30, 2004, as compared to $240.6 million, or 28 percent of loans held for investment, at June 30, 2004. Purchased loans serviced by others at September 30, 2004 were $47.9 million or five percent of loans held for investment, compared to $43.6 million, or five percent of loans held for investment at June 30, 2004.

Loans held for sale decreased $7.7 million, or 38 percent, to $12.4 million at September 30, 2004 from $20.1 million at June 30, 2004. The decrease was the result of the timing differences between loan funding and loan sale dates.

Receivable from the sale of loans increased $24.5 million, or 28 percent, to $111.0 million at September 30, 2004 from $86.5 million at June 30, 2004. The increase was the result of the timing differences between loan sale and loan sale settlement dates.

Total deposits increased $23.8 million, or three percent, to $874.8 million at September 30, 2004 from $851.0 million at June 30, 2004. This increase was primarily attributable to an increase of $41.1 million in time deposits, partly offset by a decrease of $17.4 million in transaction accounts. The increase in time deposits and the decrease in transaction accounts were attributable primarily to the increase in interest rates and the Bank's advertising campaign for time deposits during the first quarter of fiscal 2005.

Borrowings, which consisted entirely of FHLB advances, increased $101.5 million, or 31 percent, to $426.4 million at September 30, 2004 from $324.9 million at June 30, 2004. The increase in borrowings was used to augment the funding needs, in addition to deposits, for the increases in loans held for investments and receivable from the sale of loans. The weighted-average maturity of the Bank's existing FHLB advances was approximately 39 months (30 months, based on put dates) at September 30, 2004 as compared to the weighted-average maturity of 45 months (33 months, based on put dates) at June 30, 2004.

Total stockholders' equity increased $2.1 million, or two percent, to $112.1 million at September 30, 2004, from $110.0 million at June 30, 2004, primarily as a result of the net income during the first three months of fiscal 2005, which was partly offset by common stock repurchases. During the first three months of fiscal 2005, a total of 110,000 shares were repurchased under the existing stock repurchase program at an average price of $23.23 per share. As of September 30, 2004, 31 percent of the authorized shares of the June 2004 stock repurchase plan were purchased, leaving approximately 244,585 shares available for future repurchase.


Comparison of Operating Results for the Quarters Ended September 30, 2004 and 2003

The Corporation's net income for the first quarter ended September 30, 2004 was $4.3 million, an increase of $674,000, or 19 percent, from $3.6 million during the same quarter of fiscal 2004. This increase was primarily attributable to increases in net interest income and the gain on sale of loans, partly offset by an increase in non-interest expense.

The Corporation's net interest income before loan loss provisions increased by $1.6 million, or 19 percent, to $10.0 million for the quarter ended September 30, 2004 from $8.4 million during the comparable period of fiscal 2004. This increase was the result of higher average earning assets and a higher net interest margin. The average balance of earning assets increased $152.8 million, or 13 percent, to $1.3 billion in the first quarter of fiscal 2005 from $1.2 billion in the comparable period of fiscal 2004. The net interest margin increased to 3.03 percent in the first quarter of fiscal 2005, up 15 basis points from 2.88 percent during the same period of fiscal 2004. The increase in the net interest margin during the first quarter of fiscal 2005 was primarily attributable to an increase in the average yield of earning assets and a decline in the average cost of funds.

The Corporation's efficiency ratio improved to 47 percent in the first quarter of fiscal 2005 from 53 percent in the same period of fiscal 2004. Return on average assets for the quarter ended September 30, 2004 increased 6 basis points to 1.24 percent from 1.18 percent in the same period last year; while return on average equity for the quarter ended September 30, 2004 increased to 15.35 percent from 13.84 percent in the same period last year. Diluted earnings per share for the quarter ended September 30, 2004 were $0.60, an increase of 22 percent from $0.49 for the quarter ended September 30, 2003.

Interest Income. Total interest income increased by $2.2 million, or 15 percent, to $17.1 million for the first quarter of fiscal 2005 from $14.9 million in the same quarter of fiscal 2004. This increase was primarily the result of a higher average balance of earning assets and a higher average earning asset yield. The average yield on earning assets during the first quarter of fiscal 2005 was 5.20 percent, 9 basis points higher than the average yield of 5.11 percent during the same period of fiscal 2004. Increases in the average yield on investment securities and FHLB stock were partly offset by a decrease in the average yield on loans.

Loan interest income increased $1.9 million, or 15 percent, to $14.7 million in the quarter ended September 30, 2004 from $12.8 million for the same quarter of fiscal 2004. This increase was attributable to a higher average loan balance, partially offset by a lower average loan yield. The average balance of loans outstanding, including the loans held for sale, increased $152.5 million, or 17 percent, to $1.0 billion during the first quarter of fiscal 2005 from $872.9 million during the same quarter of fiscal 2004. The average loan yield during the first quarter of fiscal 2005 decreased to 5.73 percent from 5.88 percent during the same quarter last year. The decline in the average loan yield was primarily attributable to the prepayment of higher yielding loans, adjustable portfolio loans adjusting to lower interest rates and new mortgage loans originated with lower interest rates.

Interest income from investment securities increased $246,000, or 14 percent, to $2.0 million during the quarter ended September 30, 2004 from $1.8 million during the same quarter of fiscal 2004. This increase was primarily a result of an increase in average yield, partly offset by a decrease in average balance. The average balance of investment securities decreased $7.7 million, or three percent, to $259.5 million in the first quarter of fiscal 2005 from $267.2 million in the same quarter of fiscal 2004. The average yield on the investment securities portfolio increased 45 basis points to 3.13 percent during the quarter ended September 30, 2004 from 2.68 percent during the quarter ended September 30, 2003. The increase in the average yield of investment securities was primarily a result of a reduction of the mortgage-backed securities ("MBS") principal paydowns with a corresponding reduction to the MBS premium amortization. The accelerated amortization in the first quarter of fiscal 2005 declined by $492,000 to $193,000 as compared to $685,000 in the same quarter of fiscal 2004. This decline in the accelerated amortization resulted in an increase of 75 basis points in the investment yield.

FHLB stock dividends increased by $140,000, or 61 percent, to $370,000 in the first quarter of fiscal 2005 from $230,000 in the same period of fiscal 2004. This increase was attributable to a higher average balance and a higher average yield. The average balance of FHLB stock increased $7.7 million to $28.8 million


during the first quarter of fiscal 2005 from $21.1 million during the same period of fiscal 2004. The increase in FHLB stock was in accordance with the borrowing requirements of the FHLB. The average yield on FHLB stock increased 78 basis points to 5.14 percent during the first quarter of fiscal 2005 from 4.36 percent during the same period last year. The increase in the average yield was primarily a result of higher dividend accruals based upon the actual dividends received in the prior periods.

Interest Expense. Total interest expense for the quarter ended September 30, 2004 was $7.1 million as compared to $6.5 million for the same period of fiscal 2004, an increase of $661,000, or 10 percent. This increase was primarily attributable to a higher average balance of interest-bearing liabilities, partially offset by a decrease in the average cost. The average balance of interest-bearing liabilities increased $141.2 million, or 13 percent, to $1.2 billion during the first quarter of fiscal 2005 from $1.1 billion during the same period of fiscal 2004. The average cost of interest-bearing liabilities was 2.31 percent during the quarter ended September 30, 2004, down 6 basis points from 2.37 percent during the same period of fiscal 2004. A decrease in the average cost of deposits was partly offset by an increase in the average cost of borrowings.

Interest expense on deposits for the quarter ended September 30, 2004 was $3.5 million as compared to $3.4 million for the same period of fiscal 2004, an increase of $98,000, or three percent. The increase in interest expense on deposits was primarily attributable to a higher average balance, partially offset by a lower average cost. The average balance of deposits increased $98.8 million, or 13 percent, to $871.2 million during the quarter ended September 30, 2004 from $772.4 million during the same period of fiscal 2004. The average balance of transaction account deposits remained unchanged at 64 percent of total deposits in the first quarter of fiscal 2005, compared to the same period of fiscal 2004. The average cost of deposits decreased to 1.61 percent during the quarter ended September 30, 2004 from 1.76 percent during the same quarter of fiscal 2004, a decline of 15 basis points. The decline in the average cost of deposits was attributable to the general decline in interest rates.

Interest expense on borrowings for the quarter ended September 30, 2004 increased $563,000, or 19 percent, to $3.6 million from $3.0 million for the same period of fiscal 2004. The increase in interest expense on borrowings was primarily a result of a higher average balance and a higher average cost. The average balance of borrowings increased $42.4 million, or 14 percent, to $356.2 million during the quarter ended September 30, 2004 from $313.8 million during the same period of fiscal 2004. The average cost of borrowings increased to 4.02 percent for the quarter ended September 30, 2004 from 3.85 percent in the same quarter of fiscal 2004, an increase of 17 basis points. The increase in the average cost of borrowings was primarily attributable to the borrowing mix with a lower average balance of overnight borrowings, which generally have a lower average cost.


The following tables depict the average balance sheets for the quarters ended September 30, 2004 and 2003, respectively:

Average Balance Sheets
(Dollars in Thousands)

	Quarter Ended			Quarter Ended
	September 30, 2004			September 30, 2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,025,428	$ 14,683	5.73%	$ 872,944	$ 12,840	5.88%
Investment securities	259,483	2,033	3.13%	267,192	1,787	2.68%
FHLB stock	28,783	370	5.14%	21,079	230	4.36%
Interest-earning deposits	1,467	5	1.36%	1,144	4	1.40%

Total interest-earning assets	1,315,161	17,091	5.20%	1,162,359	14,861	5.11%

Non interest-earning assets	55,912			46,626

Total assets	$ 1,371,073			$ 1,208,985

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 219,179	295	0.53%	$ 194,437	365	0.74%
Savings accounts	336,148	1,235	1.46%	296,578	1,241	1.66%
Time deposits	315,866	2,004	2.52%	281,390	1,830	2.58%

Total deposits	871,193	3,534	1.61%	772,405	3,436	1.76%

Borrowings	356,209	3,605	4.02%	313,797	3,042	3.85%

Total interest-bearing liabilities	1,227,402	7,139	2.31%	1,086,202	6,478	2.37%

Non interest-bearing liabilities	32,775			19,254

Total liabilities	1,260,177			1,105,456

Stockholders' equity	110,896			103,529
Total liabilities and stockholders' equity
	$ 1,371,073			$ 1,208,985

Net interest income		$ 9,952			$ 8,383

Interest rate spread (3)			2.89%			2.74%
Net interest margin (4)			3.03%			2.88%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.15%			107.01%
Return on average assets			1.24%			1.18%
Return on average equity			15.35%			13.84%

(1)	Includes loans held for sale and non-accrual loans, as well as net deferred loan fee amortization of $93,000 and $199,000 for the quarters ended September 30, 2004 and 2003, respectively.
(2)	Includes average balance of non-interest bearing checking accounts of $45.6 million and $45.5 million during the quarters ended September 30, 2004 and 2003, respectively.
(3)	Represents the difference between weighted-average yield on all interest-earning assets and weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


The following tables provide the rate/volume variances for the quarters ended September 30, 2004 and 2003, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended September 30, 2004 Compared
	to Quarter Ended September 30, 2003
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest income:
Loans receivable (1)	$ (342)	$ 2,242	$ (57)	$ 1,843
Investment securities	307	(52)	(9)	246
FHLB stock	41	84	15	140
Interest-bearing deposits	-	1	-	1
Total net change in income on interest-earning assets
	6	2,275	(51)	2,230

Interest-bearing liabilities:
Checking and money market accounts	(103)	46	(13)	(70)
Savings accounts	(152)	166	(20)	(6)
Time deposits	(45)	224	(5)	174
Borrowings	133	412	18	563
Total net change in expense on interest-bearing liabilities.
	(167)	848	(20)	661
Net change in net interest income (loss)
	$ 173	$ 1,427	$ (31)	$ 1,569
(1)	Includes loans held for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

Provision for Loan Losses. A $642,000 loan loss provision was recorded during the first quarter of fiscal 2005, as compared to zero during the same period of fiscal 2004. The loan loss provision was recorded primarily in response to loan growth during the first quarter of fiscal 2005, particularly in "preferred" loans, which have higher risk than single-family loans.

The allowance for loan losses was $8.3 million at September 30, 2004 as compared to $7.6 million at June 30, 2004. The allowance for loan losses as a percentage of gross loans held for investment was 0.86 percent at September 30, 2004 as compared to 0.88 percent at June 30, 2004. Management considers the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

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


The following table is provided to disclose additional details on the Corporation's allowance for loan losses and asset quality:

	Three Months Ended
	September 30,
(Dollars in thousands)	2004	2003

Allowance at beginning of period	$ 7,614	$ 7,218

Provision for loan losses	642	-

Recoveries	-	-

Charge-offs:
Consumer loans	(3)	(5)

Total charge-offs	(3)	(5)

Net charge-offs	(3)	(5)
Balance at end of period	$ 8,253	$ 7,213

Allowance for loan losses as a percentage of gross loans held for investment
	0.86%	0.91%

Net charge offs as a percentage of average loans outstanding during the period
	-	-

Allowance for loan losses as a percentage of non-performing loans at the end of the period
	768.44%	509.75%

Non-Interest Income. Total non-interest income increased $1.4 million, or 30 percent, to $6.1 million during the quarter ended September 30, 2004 from $4.7 million during the same period of fiscal 2004. The increase in non-interest income was primarily attributable to an increase in the gain on sale of loans and the gain on sale of investment securities. The Corporation sold 6,000 shares of Freddie Mac common stock for a gain of $384,000 in the first quarter of fiscal 2005. An $84,000 impairment reserve on the servicing asset was recorded during the first quarter of fiscal 2005, as compared to zero during the same period last year. The impairment reserve was recorded primarily in response to accelerated prepayments of the underlying loans serviced for others, which reduces the value of the servicing asset.

The gain on sale of loans increased $1.2 million, or 38 percent, to $4.4 million for the quarter ended September 30, 2004 from $3.2 million during the same quarter of fiscal 2004. This increase was primarily the result of a higher average loan sale margin, partly offset by a lower volume of loans originated for sale. The average loan sale margin for PBM during the first quarter of fiscal 2005 was 1.53 percent, up from 1.19 percent in the same period of fiscal 2004. The volume of loans originated for sale remained relatively strong, totaling $299.3 million in the first quarter of fiscal 2005 as compared to $343.0 million during the same period last year, a result of relatively low mortgage interest rates and continued strength in the Southern California real estate market. Total loan originations (including purchased loans) were $521.2 million in the first quarter of fiscal 2005, up from $519.2 million in the same quarter of fiscal 2004. Loan sale volume, which is defined as PBM loans originated for sale adjusted for the change in commitments to extend credit on loans to be held for sale, was $279.7 million in the first quarter of fiscal 2005 as compared to $274.4 million in the same quarter of fiscal 2004.

In the third quarter of fiscal 2004, the Corporation implemented the SEC guidance described in the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," which does not allow for the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. The Corporation elected to prospectively apply this guidance to


new loan commitments initiated after January 1, 2004. This action results in the delay in recognition of servicing released premiums until the underlying loans are funded and sold.

The average profit margin for PBM in the first quarter of fiscal 2005 and 2004 was 102 basis points and 79 basis points, respectively. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit. The increase in the profit margin was primarily attributable to the increase in the gain on sale of loans resulting from a higher average gain on sale margin.

Non-Interest Expense. Total non-interest expense increased $645,000 to $7.6 million in the quarter ended September 30, 2004 from $7.0 million during the same quarter of fiscal 2004. The increase in non-interest expense was primarily the result of an increase in variable compensation expense related to loan production volume in the community banking business and the mortgage banking business. Although non-interest expense increased for the first quarter of fiscal 2005, the efficiency ratio improved to 47 percent from 53 percent in the first quarter of fiscal 2004.

Income taxes. Income tax expense was $3.5 million for the quarter ended September 30, 2004 as compared to $2.6 million during the same period of fiscal 2004. The effective tax rate for the quarters ended September 30, 2004 and 2003 was approximately 45.4 percent and 41.7 percent, respectively. The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2005 reflects its current income tax obligations.

Asset Quality

Non-accrual loans, which primarily consisted of single-family loans, remained unchanged at $1.1 million at September 30, 2004 and June 30, 2004. No interest accruals were made for loans that were past due 90 days or more.

The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment improved to 0.11 percent at September 30, 2004 from 0.13 percent at June 30, 2004. Non-performing assets as a percentage of total assets also improved to 0.07 percent at September 30, 2004 from 0.08 percent at June 30, 2004.

The Bank reviews loans individually to identify when impairment has occurred. A loan is identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is based on the present value of expected future cash flows discounted at the loan-s effective interest rate, except that as a practical expedient, the Bank may measure impairment based on a loan-s observable market price or the fair value of the collateral if the loan is collateral dependent.


The following table is provided to disclose details on asset quality (dollars in thousands):
	At September 30,	At June 30,
	2004	2004
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 1,031	$ 1,044
Commercial business loans	43	41

Total	1,074	1,085

Accruing loans which are contractually past due 90 days or more	-	-

Total of non-accrual and 90 days past due loans	1,074	1,085

Real estate owned	-	-

Total non-performing assets	$ 1,074	$ 1,085

Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net
	0.11%	0.13%

Non-accrual and 90 days or more past due loans as a percentage of total assets
	0.07%	0.08%

Non-performing assets as a percentage of total assets	0.07%	0.08%


The following table is provided to disclose details related to the volume of loans originated, purchased and sold:

Loan Volume Activities
(In Thousands)

	For the Quarter Ended
	September 30,
	2004	2003
Loans originated for sale:
Retail originations (1)	$ 82,312	$ 167,425
Wholesale originations	216,958	175,534
Total loans originated for sale (2)	299,270	342,959

Loans sold:
Servicing released	(258,843)	(333,094)
Servicing retained	(19,796)	(79,027)
Total loans sold (3)	(278,639)	(412,121)

Loans originated for portfolio:
Mortgage loans:
Single-family	145,330	126,045
Multi-family (4)	10,895	5,320
Commercial real estate (1) (4)	7,374	10,468
Construction	28,507	23,241
Commercial business loans	2,513	423
Other loans	3,962	1,268
Total loans originated for portfolio	198,581	166,765

Loans purchased for portfolio:
Mortgage loans:
Multi-family	9,133	-
Commercial real estate	2,375	-
Construction	10,553	9,525
Other loans	1,250	-
Total loans purchased	23,311	9,525

Mortgage loan principal repayments	(129,547)	(119,016)
Real estate acquired in settlement of loans	-	-
(Increase) decrease in receivable from sale of loans	(24,498)	59,570
Decrease in other items, net (5)	(2,223)	(2,454)

Net increase in loans held for investment and held for sale	$ 86,255	$ 45,228

(1)	Includes reclassification of $299,000 from commercial real estate loans to retail loans originated for sale for the quarter ended September 30, 2003.
(2)	Primarily comprised of PBM loans originated for sale, totaling $291.0 million and $342.7 million for the quarters ended September 30, 2004 and 2003, respectively.
(3)	Primarily comprised of PBM loans sold, totaling $269.4 million and $407.7 million for the quarters ended September 30, 2004 and 2003, respectively.
(4)	Includes reclassification of $5.0 million from commercial real estate loans to multi-family loans for the quarter ended September 30, 2003.
(5)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, discounts or premiums on loans and allowance for loan losses.

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

The Bank has a standard credit facility available from the FHLB of San Francisco equal to 40 percent of its total assets, collateralized by loans and securities. As of September 30, 2004, the Bank's available credit facility from the FHLB was $528.4 million. In addition to the FHLB credit facility, the Bank has an unsecured line of credit in the amount of $45.0 million with its correspondent bank. Additionally, available for sale investment securities, which totaled $212.3 million at September 30, 2004, could be sold to generate liquidity.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth, to cover deposit withdrawals, to satisfy financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash to meet short-term liquidity needs. At September 30, 2004, cash and cash equivalents totaled $35.3 million, or 2.4 percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Bank may rely on FHLB borrowings or unsecured lines of credit for its liquidity needs.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2001, regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operation. The Bank's average liquidity ratio for the quarter ended September 30, 2004 decreased to 19.3 percent from 19.9 percent during the same period in 2003. This decrease was primarily a result of redeployment of available cash flows into loans held for investment.

The Bank continues to experience a large volume of loan prepayments in its loan portfolio and it continues to be a challenge to reinvest these cash flows in assets that carry similar or better interest rate risk characteristics. The recent refinance market has been dominated by fixed rate loans and the Bank does not add long-term fixed rate loans to its portfolio, particularly when interest rates are at or near historical lows. Therefore, although the Bank has taken steps to address the issue of rising liquidity levels, a large percentage of its earning assets are invested at significantly lower rates than desirable. The Bank has mitigated the impact of this in several ways. The Bank has generated more loans for portfolio from its mortgage banking, business banking and commercial real estate divisions and purchased commercial real estate, multi-family and construction loans from other financial institutions. This has been accomplished with prudent interest-rate-risk management practices.

The Bank is committed to changing the loan portfolio composition with more emphasis on preferred loans. These loans generally have higher yields than single-family loans. During the first quarter of fiscal 2005, the volume of loans generated for portfolio increased $45.6 million, or 26 percent, to $221.9 million as compared to $176.3 million in the comparable period last year. Of the total loans generated for portfolio in the first quarter of fiscal 2005, $71.4 million, or 32 percent were preferred loans.

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


The Bank's actual and required capital amounts and ratios as of September 30, 2004 are as follows (dollars in thousands):
	Amount	Percent

Tangible capital	$ 92,326	6.43%
Requirement	28,736	2.00

Excess over requirement	$ 63,590	4.43%

Tier 1 (core) capital	$ 92,326	6.43%
Requirement to be "Well Capitalized"	71,840	5.00

Excess over requirement	$ 20,486	1.43%

Total risk-based capital	$ 97,452	11.24%
Requirement to be "Well Capitalized"	86,698	10.00

Excess over requirement	$ 10,754	1.24%

Tier 1 risk-based capital	$ 89,372	10.31%
Requirement to be "Well Capitalized"	52,019	6.00

Excess over requirement	$ 37,353	4.31%

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition. The Corporation's exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.
	September 30,	June 30,
Commitments	2004	2004
(In Thousands)

Undisbursed loan funds - Construction loans	$ 79,090	$ 78,137
Undisbursed lines of credit - Single-family loans	8,624	7,342
Undisbursed lines of credit - Commercial business loans	8,266	9,625
Undisbursed lines of credit - Consumer loans	1,768	1,794
Commitments to extend credit on loans held for investment	38,435	23,170
Total	$ 136,183	$ 120,068

In accordance with SFAS No. 133 and interpretations of the FASB's Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarters ended September 30, 2004 and 2003 was a gain of $41,000 and a loss of $428,000, respectively.

	September 30, 2004		June 30, 2004		September 30, 2003
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale (1)	$ 47,117	$ (15)	$ 63,750	$ 167	$ 44,404	$ 817
Forward loan sale agreements	21,000	32	37,500	(317)	41,658	(503)
Put option contracts	10,000	27	10,000	41	15,000	65
Total	$ 78,117	$ 44	$ 111,250	$ (109)	$ 101,062	$ 379

(1)	Net of estimated commitments of 25.1 percent at September 30, 2004, 26.6 percent at June 30, 2004 and 32.2 percent at September 30, 2003, which may not fund. The fair value of servicing released premiums at September 30, 2004, June 30, 2004 and September 30, 2003 were zero (not recognized), zero (not recognized) and $672,000, respectively.

In the third quarter of fiscal 2004, the Corporation adopted the SEC guidance regarding loan commitments that are recognized as derivatives pursuant to SFAS No. 133. As a result of implementing the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," the Corporation excluded the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. The Corporation's previous practice had been to recognize, at the inception of the rate lock, the anticipated servicing released premiums on the underlying loans. The Corporation elected to prospectively apply this guidance to new loan commitments initiated after January 1, 2004. This action results in the delay in recognition of servicing released premiums until the underlying loans are funded and sold.

Stockholders' Equity

The ability of the Corporation to pay dividends depends primarily on the ability of the Bank to pay dividends to the Corporation. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account established by the Bank in connection with the Conversion or the regulatory capital requirements imposed by federal and state regulation. During the first quarter of fiscal 2005, the Bank paid $2.8 million of cash dividends to the Corporation for the primary purpose of funding stock repurchases and cash dividends declared to shareholders. The Corporation paid $708,000 of cash dividends to its shareholders in the first quarter of fiscal 2005.

The Corporation repurchased 110,000 shares under the existing authorized stock repurchase program during the first quarter of fiscal 2005 at an average price of $23.23 per share. As of September 30, 2004, 31 percent of the authorized shares of the June 2004 stock repurchase plan were purchased, leaving approximately 244,585 shares available for future repurchase.

Incentive Plans

Management Recognition Plan (MRP):
The Corporation established the MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock. The Corporation acquired 461,250 shares of its common stock in the open market to fund the MRP in 1997. All of the MRP shares have been awarded. Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at the award date. MRP compensation expense was $34 and $34 for the quarter ended September 30, 2004 and 2003, respectively. As of September 30, 2004, a total of 32,760 shares were allocated and outstanding, pending their respective distribution schedules.


Stock Option Plan:
The Corporation established the 1996 Stock Option Plan ("1996 SOP") for certain of its directors and key employees under which options to acquire up to 1.15 million shares of common stock may be granted. On November 18, 2003, shareholders approved the 2003 Stock Option Plan ("2003 SOP") for certain of its directors and key employees under which options to acquire up to 352,500 shares of common stock may be granted. Under the Stock Option Plans, options may not be granted at a price less than the fair market value at the date of grant. Options vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The options are exercisable after vesting for up to the remaining term of the original grant. The maximum term of the options granted is 10 years. In the first quarter of fiscal 2005, a total of 45,500 options were granted, 4,500 options were forfeited and 12,000 options were exercised. As of September 30, 2004, the number of options available for future grants (under both plans) were 72,750 shares. As of September 30, 2004, a total of 1,053,850 options were outstanding with an average exercise price of $14.11 per option and an average remaining life of 6.12 years.

Supplemental Information
	September 30,	June 30,	September 30,
	2004	2004	2003

Loans serviced for others (in thousands)	$ 274,318	$ 269,385	$ 173,592

Book value per share	$ 16.03	$ 15.51	$ 14.31

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to the fluctuation of interest rates. The Bank, through its Asset and Liability Committee seeks to reduce the exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities. The principal element in achieving this objective is to manage the interest-rate sensitivity of the Bank's assets by holding loans with interest rates subject to periodic market adjustments. In addition, the Bank maintains a liquid investment portfolio comprised of government agency securities, including mortgage-backed securities, and investment grade securities. The Bank relies on retail deposits as its primary source of funding while utilizing FHLB advances as a secondary source of funding. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with terms up to five years.

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


The following table is provided by the OTS and represents the NPV based on the indicated changes in interest rates as of September 30, 2004 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 125,536	(32,165)	$ 1,438,801	8.73%	-170 bp
+200 bp	142,524	(15,178)	1,468,195	9.71%	-72 bp
+100 bp	153,213	(4,488)	1,492,628	10.26%	-16 bp
0 bp	157,702	-	1,512,138	10.43%
-100 bp	153,536	(4,166)	1,524,223	10.07%	-36 bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2004 ("base case").
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is provided by the OTS and represents the change in the NPV at a +200 basis point rate shock at September 30, 2004 and a +200 basis point rate shock at June 30, 2004.
Risk measure: +200/+200 basis point rate shock	At September 30, 2004		At June 30, 2004
	(+200 bp rate shock)		(+200 bp rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	10.43%		11.47%
Post-shock NPV ratio: NPV as a % of PV Assets	9.71%		10.48%
Sensitivity measure: Change in NPV Ratio	72	bp	99	bp

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank's current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 100, plus 200 and minus 100 basis points. The following table describes the results of the analysis for September 30, 2004 and June 30, 2004.

September 30, 2004		June 30, 2004
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	-10.15%	+200 bp	-13.28%
+100 bp	-5.42%	+100 bp	-7.45%
-100 bp	+1.74%	-100 bp	+2.00%

In both of the periods described above, the Bank is liability sensitive. Therefore, in a rising interest rate environment, the results project a decline in net interest income over the subsequent 12-month period, and in a falling interest rate environment, the results project an increase in net interest income over the subsequent 12-month period.

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

ITEM 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.An evaluation of the Corporation's disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and the Corporation's Disclosure Committee as of the end of the period covered by this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)	Changes in Internal Controls. In the quarter ended September 30, 2004, the Corporation did not make any significant changes in, nor were any corrective actions required, regarding its internal controls or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation's financial position or results of operations.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below represents the issuer purchases of equity securities for the first quarter of fiscal 2005.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan*
July 2004	-	-	-	354,585
August 13 - 27, 2004	110,000	$ 23.23	110,000	244,585
September 2004	-	-	110,000	244,585
Total	110,000	$ 23.23	110,000	244,585

(*)   On June 28, 2004 the Corporation announced a plan to repurchase up to 5 percent of its common stock, or approximately 354,585 shares, over a one-year period depending on market conditions and the capital requirements of the Corporation.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits:
        31.1    Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2    Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32.1    Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        32.2    Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                Provident Financial Holdings, Inc.

November 9, 2004                                                 /s/ Craig G. Blunden

                                                                                Craig G. Blunden
                                                                                Chairman, President and Chief Executive Officer
                                                                                (Principal Executive Officer)

November 9, 2004                                                 /s/ Donavon P. Ternes

                                                                                Donavon P. Ternes
                                                                                Chief Financial Officer
                                                                                (Principal Financial and Accounting Officer)


Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig G. Blunden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Provident Financial Holdings, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant-s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b)	Evaluated the effectiveness of the registrant-s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	(c)	Disclosed in this report any change in the registrant-s internal control over financial reporting that occurred during the registrant-s most recent fiscal quarter (the registrant-s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant-s internal control over financial reporting; and

5.	The registrant-s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant-s auditors and the audit committee of the registrant-s board of directors (or persons performing the equivalent functions):

	(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant-s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant-s internal control over financial reporting.

Date: November 9, 2004                                                      /s/ Craig G. Blunden
                                                                                                Craig G. Blunden
                                                                                                Chairman, President and Chief Executive Officer


Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donavon P. Ternes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Provident Financial Holdings, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant-s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b)	Evaluated the effectiveness of the registrant-s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	(c)	Disclosed in this report any change in the registrant-s internal control over financial reporting that occurred during the registrant-s most recent fiscal quarter (the registrant-s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant-s internal control over financial reporting; and

5.	The registrant-s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant-s auditors and the audit committee of the registrant-s board of directors (or persons performing the equivalent functions):

	(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant-s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant-s internal control over financial reporting.

Date: November 9, 2004                                                 /s/ Donavon P. Ternes
                                                                                           Donavon P. Ternes
                                                                                           Chief Financial Officer


Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended September 30, 2004 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 9, 2004                                                        /s/ Craig G. Blunden
                                                                                                  Craig G. Blunden
                                                                                                  Chairman, President and Chief Executive Officer


Exhibit 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended September 30, 2004 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 9, 2004                                                             /s/ Donavon P. Ternes
                                                                                                       Donavon P. Ternes
                                                                                                       Chief Financial Officer
