Form 10-Q
period 2004-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2005-02-08
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [Ö ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

             For the quarterly period ended ....................................................... December 31, 2004

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

  Yes  Ö.        No     .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:	As of February 4, 2005
Common stock, $ 0.01 par value, per share	7,018,685 shares*

* Includes 380,419 shares held by the Employee Stock Ownership Plan ("ESOP") that have not been released, committed to be released, or allocated to participant accounts; and 23,058 shares held by the Management Recognition Plan ("MRP") that have been committed to be released and allocated to participant accounts.


PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of December 31, 2004 and June 30, 2004	1
	Condensed Consolidated Statements of Operations
	for the quarters and six months ended December 31, 2004 and 2003	2
	Condensed Consolidated Statements of Changes in Stockholders' Equity
	for the quarters and six months ended December 31, 2004 and 2003	3
	Condensed Consolidated Statements of Cash Flows
	for the six months ended December 31, 2004 and 2003	5
	Selected Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	12
	Safe Harbor Statement	13
	Critical Accounting Policies	14
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	15
	Comparison of Financial Condition at December 31, 2004 and June 30, 2004	15
	Comparison of Operating Results
	for the quarters and six months ended December 31, 2004 and 2003	16
	Loan Volume Activities	26
	Asset Quality	27
	Liquidity and Capital Resources	27
	Commitments and Derivative Financial Instruments	29
	Stockholders' Equity	30
	Incentive Plans	30
	Supplemental Information	31

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	31

ITEM 4 -	Controls and Procedures	33

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	33
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	34
ITEM 3 -	Defaults Upon Senior Securities	34
ITEM 4 -	Submission of Matters to Vote of Security Holders	34
ITEM 5 -	Other Information	35
ITEM 6 -	Exhibits	35

SIGNATURES		36


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars In Thousands
	December 31,	June 30,
	2004	2004
Assets
Cash and cash equivalents	$ 17,467	$ 38,349
Investment securities - held to maturity, at amortized cost
(fair value $54,399 and $61,250, respectively)	55,227	62,200
Investment securities - available for sale at fair value	207,738	190,380
Loans held for investment, net of allowance for loan losses of
$8,510 and $7,614, respectively	1,039,248	862,535
Loans held for sale, at lower of cost or market	9,884	20,127
Receivable from sale of loans	122,274	86,480
Accrued interest receivable	5,297	4,961
Real estate held for investment, net	10,043	10,176
Federal Home Loan Bank stock	33,598	27,883
Premises and equipment, net	7,608	7,912
Prepaid expenses and other assets	8,102	8,032

Total assets	$ 1,516,486	$ 1,319,035

Liabilities and Stockholders' Equity
Liabilities:
Non-interest bearing deposits	$ 45,061	$ 41,551
Interest bearing deposits	866,330	809,488
Total deposits	911,391	851,039

Borrowings	463,361	324,877
Accounts payable, accrued interest and other liabilities	25,302	33,137
Total liabilities	1,400,054	1,209,053

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued and outstanding
	-	-
Common stock, $.01 par value; authorized 15,000,000 shares; issued 11,933,090 and 11,898,565 shares, respectively; outstanding 7,011,935 and 7,091,719 shares, respectively

	119	119
Additional paid-in capital	58,177	57,186
Retained earnings	118,931	111,329
Treasury stock at cost (4,921,155 and 4,806,846 shares, respectively)
	(59,427)	(56,753)
Unearned stock compensation	(1,581)	(1,889)
Accumulated other comprehensive income (loss), net of tax	213	(10)

Total stockholders' equity	116,432	109,982

Total liabilities and stockholders' equity	$ 1,516,486	$ 1,319,035

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Earnings Per Share
	Quarter Ended December 31,		Six Months Ended December 31,

	2004	2003	2004	2003
Interest income:
Loans receivable, net	$ 15,766	$ 12,966	$ 30,449	$ 25,806
Investment securities	2,171	2,074	4,204	3,861
Federal Home Loan Bank stock	303	203	673	433
Interest-earning deposits	6	6	11	10
Total interest income	18,246	15,249	35,337	30,110

Interest expense:
Checking and money market deposits	294	375	589	740
Savings deposits	1,172	1,389	2,407	2,630
Time deposits	2,483	1,609	4,487	3,439
Borrowings	3,922	3,088	7,527	6,130
Total interest expense	7,871	6,461	15,010	12,939

Net interest income	10,375	8,788	20,327	17,171
Provision for loan losses	260	269	902	269
Net interest income after provision for loan losses	10,115	8,519	19,425	16,902

Non-interest income
Loan servicing and other fees	450	543	849	1,066
Gain on sale of loans, net	5,085	2,739	9,461	5,893
Real estate operations, net	151	13	271	203
Deposit account fees	420	504	875	984
Gain on sale of investment securities	-	-	384	-
Other	391	315	750	694
Total non-interest income	6,497	4,114	12,590	8,840

Non-interest expense
Salaries and employee benefits	5,314	4,666	10,391	9,247
Premises and occupancy	633	568	1,304	1,223
Equipment	387	454	791	849
Professional expenses	285	229	505	387
Sales and marketing expenses	269	306	451	536
Other	1,151	992	2,207	1,938
Total non-interest expense	8,039	7,215	15,649	14,180

Income before taxes	8,573	5,418	16,366	11,562
Provision for income taxes	3,539	2,327	7,077	4,890
Net income	$ 5,034	$ 3,091	$ 9,289	$ 6,672

Basic earnings per share	$ 0.77	$ 0.46	$ 1.41	$ 0.99
Diluted earnings per share	$ 0.71	$ 0.43	$ 1.31	$ 0.92
Cash dividends per share	$ 0.14	$ 0.07	$ 0.24	$ 0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars In Thousands
For the Quarters Ended December 31, 2004 and 2003
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income, net of tax	Total
Balance at September 30, 2004	6,993,029	$ 119	$ 57,573	$ 114,876	$ (59,324)	$ (1,744)	$ 578	$ 112,078

Comprehensive income:
Net income				5,034				5,034
Unrealized holding loss on securities available for sale, net of tax							(365)	(365)
Total comprehensive income								4,669

Purchase of treasury stock (1)	(3,619)				(103)			(103)
Exercise of stock options	22,525	-	211					211
Amortization of MRP						34		34
Tax benefit from non-qualified
equity compensation			26					26
Allocations of contribution to ESOP			367			67		434
Prepayment of ESOP loan						62		62
Cash dividends				(979)				(979)

Balance at December 31, 2004	7,011,935	$ 119	$ 58,177	$ 118,931	$ (59,427)	$ (1,581)	$ 213	$ 116,432
(1)     Includes the repurchase of 3,619 shares of distributed restricted stock.
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income, net of tax	Total
Balance at September 30, 2003	7,157,195	$ 119	$ 55,585	$101,761	$ (53,294)	$ (2,315)	$ 582	$ 102,438

Comprehensive income:
Net income				3,091				3,091
Unrealized holding loss on securities available for sale, net of tax							(55)	(55)
Total comprehensive income								3,036

Purchase of treasury stock (1)	(3,057)				(64)			(64)
Exercise of stock options	72,750	-	538					538
Amortization of MRP						34		34
Tax benefit from non-qualified
equity compensation			3					3
Allocations of contribution to ESOP			266			68		334
Prepayment of ESOP loan						33		33
Cash dividends				(477)				(477)
Dividends declared, not yet paid				(726)				(726)

Balance at December 31, 2003	7,226,888	$ 119	$ 56,392	$103,649	$ (53,358)	$ (2,180)	$ 527	$ 105,149
(1)     Includes the repurchase of 3,057 shares of distributed restricted stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars In Thousands
For the Six Months Ended December 31, 2004 and 2003
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive (Loss) Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	net of tax	Total
Balance at June 30, 2004	7,091,719	$ 119	$ 57,186	$111,329	$ (56,753)	$ (1,889)	$ (10)	$ 109,982

Comprehensive income:
Net income				9,289				9,289
Unrealized holding gain on securities available for sale, net of tax							223	223
Total comprehensive income								9,512

Purchase of treasury stock (1)	(114,309)				(2,674)			(2,674)
Exercise of stock options	34,525	-	293					293
Amortization of MRP						67		67
Tax benefit from non-qualified
equity compensation			29					29
Allocations of contribution to ESOP			669			135		804
Prepayment of ESOP loan						106		106
Cash dividends				(1,687)				(1,687)

Balance at December 31, 2004	7,011,935	$ 119	$ 58,177	$118,931	$ (59,427)	$ (1,581)	$ 213	$ 116,432
(1)     Includes the repurchase of 4,309 shares of distributed restricted stock.
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income, net of tax	Total
Balance at June 30, 2003	7,479,671	$ 118	$ 54,691	$ 98,660	$ (45,801)	$ (2,450)	$ 1,660	$ 106,878

Comprehensive income:
Net income				6,672				6,672
Unrealized holding loss on securities available for sale, net of tax							(1,133)	(1,133)
Total comprehensive income								5,539

Purchase of treasury stock (1)	(374,958)				(7,557)			(7,557)
Exercise of stock options	122,175	1	982					983
Amortization of MRP						68		68
Tax benefit from non-qualified
equity compensation			214					214
Allocations of contribution to ESOP			505			136		641
Prepayment of ESOP loan						66		66
Cash dividends				(957)				(957)
Dividends declared, not yet paid				(726)				(726)

Balance at December 31, 2003	7,226,888	$ 119	$ 56,392	$103,649	$ (53,358)	$ (2,180)	$ 527	$ 105,149
(1)     Includes the repurchase of 3,858 shares of distributed restricted stock.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Dollars In Thousands

	Six Months Ended December 31,

	2004	2003
Cash flows from operating activities:
Net income	$ 9,289	$ 6,672
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	1,593	2,312
Provision for loan losses	902	269
Gain on sale of loans	(9,461)	(5,893)
Gain on sale of investment securities	(384)	-
Tax benefit from non-qualified compensation	29	214
Decrease in accounts payable and other liabilities	(7,996)	(7,013)
(Increase) decrease in prepaid expense and other assets	(396)	1,289
Loans originated for sale	(612,160)	(536,347)
Proceeds from sale of loans and net change in receivable from sale of loans	596,070	603,954
Amortization of servicing assets	240	112
Stock based compensation	977	775
Net cash (used for) provided by operating activities	(21,297)	66,344

Cash flows from investing activities:
Net increase in loans held for investment	(177,525)	(125,734)
Maturity and call of investment securities held to maturity	6,975	49,700
Maturity and call of investment securities available for sale	-	29,525
Principal payments from mortgage-backed securities	31,618	57,169
Purchase of investment securities held to maturity	-	(49,388)
Purchase of investment securities available for sale	(49,345)	(84,756)
Proceeds from sales of investment securities available for sale	390	-
Purchase of Federal Home Loan Bank stock	(5,715)	(3,510)
Addition to servicing assets	(310)	(987)
Net (additions) sales of real estate	(172)	513
Net purchases of premises and equipment	(269)	(656)
Net cash used for investing activities	(194,353)	(128,124)

Cash flows from financing activities:
Net increase in deposits	60,352	55,933
Proceeds from (repayment of) Federal Home Loan Bank advances, net	138,484	(11,046)
Exercise of stock options	293	983
Cash dividends	(1,687)	(957)
Treasury stock purchases	(2,674)	(7,557)
Net cash provided by financing activities	194,768	37,356

Net decrease in cash and cash equivalents	(20,882)	(24,424)
Cash and cash equivalents at beginning of period	38,349	48,851

Cash and cash equivalents at end of period	$ 17,467	$ 24,427

Supplemental information:
Cash paid for interest	$ 14,678	$ 12,853
Cash paid for income taxes	7,400	4,460
Cash dividend declared, not yet paid	-	726

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
SELECTED NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The balance sheet data at June 30, 2004 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. (the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2004 (SEC File No. 000-28304). Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation. The results of operations for the quarter and six months ended December 31, 2004 are not necessarily indicative of results for the fiscal year ending June 30, 2005.

Note 2: Earnings Per Share and Stock-Based Compensation

Earnings Per Share:
Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2004 and 2003, respectively.
	For the Quarter Ended December 31,		For the Six Months Ended December 31,

	2004	2003	2004	2003
Numerator for basic earnings per share and
diluted earnings per share:
Net income available to common
stockholders	$ 5,034,370	$ 3,090,723	$ 9,289,274	$ 6,671,681

Denominator for basic earnings per share:
Weighted-average shares	6,576,530	6,695,202	6,589,145	6,741,154

Effect of dilutive securities:
Stock option dilution	519,932	453,429	488,437	456,684
Stock award dilution	11,323	14,421	12,982	16,282

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	7,107,785	7,163,052	7,090,564	7,214,120

Basic earnings per share	$ 0.77	$ 0.46	$ 1.41	$ 0.99
Diluted earnings per share	$ 0.71	$ 0.43	$ 1.31	$ 0.92


Stock-Based Compensation:
Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Corporation has been accounting for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Corporation's common stock at the date of grant over the grant (exercise) price. See Note 6 on page 11 - Recent Accounting Pronouncements for a discussion of SFAS No. 123R.

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

	For the Quarter		For the Six Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
Net income, as reported	$ 5,034	$ 3,091	$ 9,289	$ 6,672
Add:
Stock-based compensation expense included in the reported net income, net of tax	20	20	39	39
Deduct:
Total stock-based compensation expense, net of tax	(122)	(77)	(244)	(137)
Pro forma net income	$ 4,932	$ 3,034	$ 9,084	$ 6,574

Earnings per share:
Basic - as reported	$ 0.77	$ 0.46	$ 1.41	$ 0.99
Basic - pro forma	$ 0.75	$ 0.45	$ 1.38	$ 0.98

Diluted - as reported	$ 0.71	$ 0.43	$ 1.31	$ 0.92
Diluted - pro forma	$ 0.69	$ 0.42	$ 1.28	$ 0.91


Note 3: Operating Segment Reports

The Corporation operates in two business segments: community banking (Provident Savings Bank, F.S.B. ("Bank")) and mortgage banking (Provident Bank Mortgage ("PBM"), a division of the Bank). The following tables set forth condensed income statements and total assets for the Corporation's operating segments for the quarters and six months ended December 31, 2004 and 2003, respectively (in thousands).
	For the Quarter Ended December 31, 2004
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income	$ 9,156	$ 959	$ 10,115

Non-interest income:
Loan servicing and other fees (1)	(1,325)	1,775	450
Gain on sale of loans, net (2)	150	4,935	5,085
Real estate operations, net	151	-	151
Deposit account fees	420	-	420
Other	390	1	391
Total non-interest income	(214)	6,711	6,497

Non-interest expense:
Salaries and employee benefits	3,321	1,993	5,314
Premises and occupancy	469	164	633
Operating and administrative expenses	1,099	993	2,092
Total non-interest expense	4,889	3,150	8,039
Income before taxes	$ 4,053	$ 4,520	$ 8,573
Total assets, end of period	$ 1,384,607	$ 131,879	$ 1,516,486

(1)	Includes an inter-company charge of $1.61 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $137,000 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended December 31, 2003
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income	$ 7,995	$ 524	$ 8,519

Non-interest income:
Loan servicing and other fees (1)	(1,190)	1,733	543
Gain on sale of loans, net (2)	(29)	2,768	2,739
Real estate operations, net	13	-	13
Deposit account fees	504	-	504
Other	309	6	315
Total non-interest income	(393)	4,507	4,114

Non-interest expense:
Salaries and employee benefits	3,125	1,541	4,666
Premises and occupancy	415	153	568
Operating and administrative expenses	1,241	740	1,981
Total non-interest expense	4,781	2,434	7,215
Income before taxes	$ 2,821	$ 2,597	$ 5,418
Total assets, end of period	$ 1,238,787	$ 58,809	$ 1,297,596

(1)	Includes an inter-company charge of $1.37 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $108,000 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.


	For the Six Months Ended December 31, 2004
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income	$ 17,342	$ 2,083	$ 19,425

Non-interest income:
Loan servicing and other fees (1)	(2,786)	3,635	849
Gain on sale of loans, net (2)	258	9,203	9,461
Real estate operations, net	271	-	271
Deposit account fees	875	-	875
Gain on sale of investment securities	384	-	384
Other	747	3	750
Total non-interest income	(251)	12,841	12,590

Non-interest expense:
Salaries and employee benefits	6,539	3,852	10,391
Premises and occupancy	969	335	1,304
Operating and administrative expenses	2,182	1,772	3,954
Total non-interest expense	9,690	5,959	15,649
Income before taxes	$ 7,401	$ 8,965	$ 16,366
Total assets, end of period	$ 1,384,607	$ 131,879	$ 1,516,486

(1)	Includes an inter-company charge of $3.25 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $279,000 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Six Months Ended December 31, 2003
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income	$ 15,601	$ 1,301	$ 16,902

Non-interest income:
Loan servicing and other fees (1)	(2,216)	3,282	1,066
Gain on sale of loans, net (2)	(154)	6,047	5,893
Real estate operations, net	130	73	203
Deposit account fees	984	-	984
Other	676	18	694
Total non-interest income	(580)	9,420	8,840

Non-interest expense:
Salaries and employee benefits	6,162	3,085	9,247
Premises and occupancy	911	312	1,223
Operating and administrative expenses	2,210	1,500	3,710
Total non-interest expense	9,283	4,897	14,180
Income before taxes	$ 5,738	$ 5,824	$ 11,562
Total assets, end of period	$ 1,238,787	$ 58,809	$ 1,297,596

(1)	Includes an inter-company charge of $2.62 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $264,000 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

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
	December 31,	June 30,
Commitments	2004	2004
(In Thousands)

Undisbursed loan funds - Construction loans	$ 79,743	$ 78,137
Undisbursed lines of credit - Single-family loans	18,384	7,342
Undisbursed lines of credit - Commercial business loans	8,780	9,625
Undisbursed lines of credit - Consumer loans	1,958	1,794
Commitments to extend credit on loans held for investment	20,084	23,170
Total	$ 128,949	$ 120,068

In accordance with SFAS No. 133 and interpretations of the Derivative Implementation Group of the Financial Accounting Standards Board ("FASB"), the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarters ended December 31, 2004 and 2003 was a gain of $132,000 and a loss of $244,000, respectively. For the six months ended December 31, 2004 and 2003, the net impact of derivative financial instruments on the consolidated statements of operations was a gain of $173,000 and a loss of $672,000, respectively.
	December 31, 2004		June 30, 2004		December 31, 2003
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale (1)	$ 59,307	$ 261	$ 63,750	$ 167	$ 26,703	$ 249
Forward loan sale agreements	15,000	(14)	37,500	(317)	20,000	(63)
Put option contracts	15,000	34	10,000	41	12,000	73
Total	$ 89,307	$ 281	$ 111,250	$ (109)	$ 58,703	$ 259

(1)	Net of estimated commitments of 24.9 percent at December 31, 2004, 26.6 percent at June 30, 2004 and 25.6 percent at December 31, 2003, which may not fund (fallout ratio). The fair value of servicing released premiums at December 31, 2004, June 30, 2004 and December 31, 2003 were zero (not recognized), zero (not recognized) and $326,000, respectively.

In the third quarter of fiscal 2004, the Corporation adopted the SEC guidance regarding loan commitments that are recognized as derivatives pursuant to SFAS No. 133. As a result of implementing the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," the Corporation excludes the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. The Corporation's previous practice had been to recognize, at the inception of the rate lock, the anticipated servicing released premiums on the underlying loans. The


Corporation elected to prospectively apply this guidance to new loan commitments initiated after January 1, 2004. This action results in a delay in the recognition of servicing released premiums until the underlying loans are funded and sold.

Note 5: Off-Balance Sheet Financing Arrangements and Contractual Obligations

As discussed in Note 4, the Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. As of December 31, 2004 and June 30, 2004, the Corporation had commitments to extend credit of $79.4 million and $86.9 million, respectively.

Note 6: Recent Accounting Pronouncements

SFAS No. 123R:
In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance and is a revision of SFAS No. 123, "Accounting for Stock-based Compensation." This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The revised accounting for stock-based compensation requirements must be adopted by the Corporation no later than the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management does not anticipate that this will have a material effect on the Corporation's results of operations, financial position or cash flows. Had the Corporation adopted SFAS No. 123R in prior periods, the impact of the net income and earnings per share would have been approximately similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as disclosed in the table on page 7.

FIN No. 46R:
In December 2003, the FASB issued FIN No. 46R, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46R also requires disclosure about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements were required to be adopted no later than the beginning of the first fiscal year or interim period beginning after March 15, 2004. The adoption of FIN No. 46R did not have a material impact on the Corporation's results of operations, financial position or cash flows.

SOP 03-3:
In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses the accounting for differences between


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

EITF No. 03-1:
In March 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1") as applicable to debt and equity securities that are within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock." An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor's intent. The severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. In September 2004 the FASB staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1". The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The FASB also issued FSP EITF Issue 03-1-b, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.

Note 7: Subsequent Events

On January 25, 2005, the Board of Directors of the Bank declared a cash dividend of $2.8 million to the Corporation, which was paid on January 31, 2005.

On January 26, 2005, the Corporation announced a cash dividend of $0.14 per share on the Corporation's outstanding shares of common stock for shareholders of record at the close of business on February 18, 2005, payable on March 14, 2005.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At December 31, 2004, the Corporation had total assets of $1.5 billion, total deposits of $911.4 million and total stockholders' equity of $116.4 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.


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

The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation's earnings per share. The Corporation considers the repurchase of its common stock if the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential. Consideration is also given to the Corporation's liquidity, regulatory capital requirements and future capital needs based on the Corporation's current business plan. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is typically one year. Once the stock repurchase program is authorized, management may repurchase the Corporation's common stock from time to time in the open market, depending upon market conditions and the factors described above. On June 28, 2004, the Corporation announced that its Board of Directors authorized the repurchase of up to five percent of its common stock, or approximately 354,585 shares, over a one-year period. Please refer to the Issuer Purchases of Equity Securities table under Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" on page 35.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002. On October 29, 2004, the Corporation announced a quarterly cash dividend of $0.14 per share for the Corporation's shareholders of record at the close of the business day on November 23, 2004, which was paid on December 17, 2004. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore,


involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the California real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update this information.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. The allowance is based on two principles of accounting: (i) SFAS No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogeneous loans; (ii) a specific allowance for identified problem loans; and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and, as a result, can differ from actual losses incurred in the future. The history is reviewed at least quarterly, and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these values is inherently subjective, and the actual losses could be greater or less than the estimates. For further details, see the "Provision for Loan Losses" narrative on page 23.

Interest is generally not accrued on any loan when its contractual payments are more than 90 days delinquent. In addition, interest is not recognized on any loan for which management has determined that collection is not reasonably assured. A non-accrual loan may be restored to accrual status either when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms for a minimum six-month period, or future monthly principal and interest payments are expected to be collected.

Properties acquired through foreclosure or deed in lieu of foreclosure are transferred to the real estate owned portfolio and carried at the lower of cost or estimated fair value less the estimated costs to sell the property. The fair values of the properties are based upon current appraisals. The difference between the fair value of the real estate collateral and the loan balance at the time of the transfer is recorded as a loan charge-off if fair value is lower. Subsequent to foreclosure, management periodically performs additional valuations, and the properties are adjusted, if necessary, to the lower of carrying value or fair value less estimated selling costs. The determination of a property's estimated fair value includes revenues projected to be realized from disposal of the property, construction and renovation costs.

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


Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends. The fair value adjustments of the derivatives are recorded in the consolidated statements of operations with offsets to other assets or other liabilities in the consolidated statements of financial condition. In the third quarter of fiscal 2004, the Corporation adopted the SEC guidance regarding loan commitments that are recognized as derivatives pursuant to SFAS No. 133. As a result of implementing the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," the Corporation excludes the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. The Corporation's previous practice had been to recognize, at the inception of the rate lock, the anticipated servicing released premiums on the underlying loans. The Corporation elected to prospectively apply this guidance to new loan commitments initiated after January 1, 2004. This action results in a delay in the recognition of servicing released premiums until the underlying loans are funded and sold.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation's contractual obligations at December 31, 2004 and the effect these obligations are expected to have on the Corporation's liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	1 year	Over 1 to	Over 3 to	Over
	or less	3 years	5 years	5 years	Total
Operating lease obligations	$ 640	$ 1,005	$ 785	$ 94	$ 2,524
Time deposits	181,788	176,688	40,693	-	399,169
FHLB borrowings	161,101	116,038	118,759	129,665	525,563
Total	$ 343,529	$ 293,731	$ 160,237	$ 129,759	$ 927,256

The expected obligation for time deposits and FHLB borrowings include anticipated interest accruals based on respective contractual terms.

Comparison of Financial Condition at December 31, 2004 and June 30, 2004

Total assets increased $197.5 million, or 15 percent, to $1.5 billion at December 31, 2004 from $1.3 billion at June 30, 2004. This increase was primarily the result of an increase in loans held for investment and receivable from sale of loans.

Cash and cash equivalents decreased $20.8 million, or 54 percent, to $17.5 million at December 31, 2004 from $38.3 million at June 30, 2004. The decrease was primarily the result of having excess liquidity of approximately $18.0 million at June 30, 2004, resulting from funds received late in the day.

Total investment securities increased $10.4 million, or four percent, to $263.0 million at December 31, 2004 from $252.6 million at June 30, 2004. For the first six months of fiscal 2005, $49.3 million of investment securities were purchased, while $7.0 million of investment securities matured or were called by the issuers and $31.2 million of reductions were the result of mortgage-backed securities principal prepayments.

Loans held for investment, net of allowance for loan losses, increased $176.7 million, or 20 percent, to $1.0 billion at December 31, 2004 from $862.5 million at June 30, 2004. In the first six months of fiscal 2005, the Bank originated $436.0 million of loans held for investment, of which $129.0 million, or 30 percent, were "preferred loans" (multi-family, commercial real estate, construction and commercial business loans), including the purchase of $26.5 million of preferred loans during the period. Total loan prepayments during the first six months of fiscal 2005 were $255.5 million. The balance of preferred loans increased to $283.2 million, or 27 percent of loans held for investment at December 31, 2004, as compared to $240.6 million, or 28 percent of loans held for investment, at June 30, 2004. Purchased loans serviced by others at December 31, 2004 were $40.9 million or four percent of loans held for investment, compared to $43.6 million, or five percent of loans held for investment at June 30, 2004.


Loans held for sale decreased $10.2 million, or 51 percent, to $9.9 million at December 31, 2004 from $20.1 million at June 30, 2004. The decrease was the result of the timing differences between loan funding and loan sale dates.

Receivable from the sale of loans increased $35.8 million, or 41 percent, to $122.3 million at December 31, 2004 from $86.5 million at June 30, 2004. The increase was the result of the timing differences between loan sale and loan sale settlement dates.

FHLB stock increased $5.7 million, or 20 percent, to $33.6 million at December 31, 2004 from $27.9 million at June 30, 2004. The increase was the result of an increase to FHLB stock requirements, resulting from an increase in FHLB borrowings.

Total deposits increased $60.4 million, or seven percent, to $911.4 million at December 31, 2004 from $851.0 million at June 30, 2004. This increase was primarily attributable to an increase of $91.2 million in time deposits, partly offset by a decrease of $30.8 million in transaction accounts. The increase in time deposits and the decrease in transaction accounts was attributable primarily to the increase in interest rates and the Bank's marketing campaign to lock-in time deposits during a low rate environment during the first six months of fiscal 2005.

Borrowings, which consisted entirely of FHLB advances, increased $138.5 million, or 43 percent, to $463.4 million at December 31, 2004 from $324.9 million at June 30, 2004. The increase in borrowings was used to augment the funding needs, in addition to deposits, for the increase in loans held for investment and receivable from the sale of loans. The weighted-average maturity of the Bank's FHLB advances was approximately 37 months (29 months, based on put dates) at December 31, 2004 as compared to the weighted-average maturity of 45 months (33 months, based on put dates) at June 30, 2004.

Total stockholders' equity increased $6.4 million, or six percent, to $116.4 million at December 31, 2004, from $110.0 million at June 30, 2004, primarily as a result of the net income during the first six months of fiscal 2005, which was partly offset by common stock repurchases. During the first six months of fiscal 2005, a total of 110,000 shares were repurchased under the existing stock repurchase program at an average price of $23.23 per share. As of December 31, 2004, 31 percent of the authorized shares under the June 2004 stock repurchase plan were purchased, leaving approximately 244,585 shares available for future repurchase.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2004 and 2003

The Corporation's net income for the second quarter ended December 31, 2004 was $5.0 million, an increase of $1.9 million, or 61 percent, from $3.1 million during the same quarter of fiscal 2004. This increase was primarily attributable to increases in net interest income and gain on sale of loans, partly offset by an increase in non-interest expense. For the six months ended December 31, 2004, the Corporation's net income was $9.3 million, up $2.6 million or 39 percent from $6.7 million during the same period of fiscal 2004. This increase was primarily attributable to increases in net interest income, gain on sale of loans and gain on sale of investment securities, partially offset by an increase in non-interest expense.

The Corporation's net interest income before loan loss provisions increased by $1.6 million, or 18 percent, to $10.4 million for the quarter ended December 31, 2004 from $8.8 million during the comparable period of fiscal 2004. This increase was the result of higher average earning assets, partially offset by a lower net interest margin. The average balance of earning assets increased $227.3 million, or 19 percent, to $1.4 billion in the second quarter of fiscal 2005 from $1.2 billion in the comparable period of fiscal 2004. The net interest margin decreased to 2.93 percent in the second quarter of fiscal 2005, down 2 basis points from 2.95 percent during the same period of fiscal 2004. The decrease in the net interest margin during the second quarter of fiscal 2005 was primarily attributable to an increase in the average cost of funds, which was more than the increase in the average yield of earning assets. For the six months ended December 31, 2004, the net interest income before loan loss provisions was $20.3 million, up $3.1 million, or 18 percent, from $17.2 million during the same period of fiscal 2004. This increase was the result of higher average


earning assets and a higher net interest margin. The average balance of earning assets increased $190.1 million, or 16 percent, to $1.4 billion in the first six months of fiscal 2005 from $1.2 billion in the comparable period of fiscal 2004. The net interest margin increased to 2.98 percent in the first six months of fiscal 2005, up 6 basis point from 2.92 percent during the same period of fiscal 2004.

The Corporation's efficiency ratio improved to 48 percent in the second quarter of fiscal 2005 from 56 percent in the same period of fiscal 2004. For the six months ended December 31, 2004 and 2003, the efficiency ratio was 48 percent and 55 percent, respectively.

Return on average assets for the quarter ended December 31, 2004 increased 38 basis points to 1.37 percent from 0.99 percent in the same period last year. For the six months ended December 31, 2004 and 2003, the return on average assets was 1.31 percent and 1.07 percent, respectively, an increase of 24 basis points.

Return on average equity for the quarter ended December 31, 2004 increased to 17.60 percent from 11.90 percent in the same period last year. For the six months ended December 31, 2004 and 2003, the return on average equity was 16.50 percent and 12.87 percent, respectively.

Diluted earnings per share for the quarter ended December 31, 2004 were $0.71, an increase of 65 percent from $0.43 for the quarter ended December 31, 2003. For the six months ended December 31, 2004 and 2003, diluted earnings per share were $1.31 and $0.92, respectively, an increase of 42 percent.

Interest Income. Total interest income increased by $3.0 million, or 20 percent, to $18.2 million for the second quarter of fiscal 2005 from $15.2 million in the same quarter of fiscal 2004. This increase was primarily the result of a higher average earning assets balance and a higher average earning asset yield. The average yield on earning assets during the second quarter of fiscal 2005 was 5.15 percent, 3 basis points higher than the average yield of 5.12 percent during the same period of fiscal 2004. Increases in the average yield on investment securities and FHLB stock were partly offset by a decrease in the average yield on loans.

Loan interest income increased $2.8 million, or 22 percent, to $15.8 million in the quarter ended December 31, 2004 from $13.0 million for the same quarter of fiscal 2004. This increase was attributable to a higher average loan balance, partially offset by a lower average loan yield. The average balance of loans outstanding, including loans held for sale, increased $214.2 million, or 24 percent, to $1.1 billion during the second quarter of fiscal 2005 from $901.8 million during the same quarter of fiscal 2004. The average loan yield during the second quarter of fiscal 2005 decreased to 5.65 percent from 5.75 percent during the same quarter last year. The decline in the average loan yield was primarily attributable to the prepayment of higher yielding loans, adjustable portfolio loans adjusting to lower interest rates and new mortgage loans originated with lower interest rates.

Interest income from investment securities increased $97,000, or five percent, to $2.2 million during the quarter ended December 31, 2004 from $2.1 million during the same quarter of fiscal 2004. This increase was primarily a result of increases in average balance and average yield. The average balance of investment securities increased $4.6 million, or two percent, to $268.9 million in the second quarter of fiscal 2005 from $264.3 million in the same quarter of fiscal 2004. The average yield on the investment securities portfolio increased 9 basis points to 3.23 percent during the quarter ended December 31, 2004 from 3.14 percent during the quarter ended December 31, 2003. The increase in the average yield of investment securities was primarily the result of a reduction of the mortgage-backed securities ("MBS") principal prepayments with a corresponding reduction to the MBS premium amortization. The MBS premium/discount amortization is comprised of a scheduled amortization based on the estimated average life of the MBS at the time of purchase and an accelerated amortization resulting from a shorter average life of the MBS. The accelerated amortization in the second quarter of fiscal 2005 declined by $198,000 to $151,000 as compared to $349,000 in the same quarter of fiscal 2004. The decline in the accelerated amortization resulted in a 30-basis point increase in the investment yield.

FHLB stock dividends increased by $100,000, or 49 percent, to $303,000 in the second quarter of fiscal 2005 from $203,000 in the same period of fiscal 2004. This increase was attributable to a higher average balance and a higher average yield. The average balance of FHLB stock increased $9.4 million to $31.4 million during the second quarter of fiscal 2005 from $22.0 million during the same period of fiscal 2004. The increase in FHLB stock was in accordance with the borrowing requirements of the FHLB. The


average yield on FHLB stock increased 17 basis points to 3.86 percent during the second quarter of fiscal 2005 from 3.69 percent during the same period last year. The increase in the average yield was primarily a result of higher dividend accruals based upon the actual dividends received in the prior periods.

For the six months ended December 31, 2004, total interest income increased $5.2 million, or 17 percent, to $35.3 million as compared to $30.1 million for the same period of fiscal 2004. This increase was primarily attributable to increases in the average balance and the average yield on earning assets. The average yield on earning assets increased 5 basis points to 5.17 percent during the six months ended December 31, 2004 from 5.12 percent during the same period of fiscal 2004.

Interest income from loans increased by $4.6 million, or 18 percent, to $30.4 million during the first six months of fiscal 2005 from $25.8 million during the same period of fiscal 2004. This increase was primarily attributable to an increase in the average balance, partly offset by a decrease in the average yield on earning assets. The average loans outstanding increased $183.3 million, or 21 percent, to $1.1 billion during the six months ended December 31, 2004 from $887.4 million during the same period of fiscal 2004. The average yield on loans decreased 13 basis points to 5.69 percent during the first six months of fiscal 2005 as compared to 5.82 percent during the same period of fiscal 2004. The decline in the average loan yield was primarily attributable to loan prepayments and portfolio loans adjusting to lower interest rates as a result of the significant decline in mortgage interest rates, in addition to new mortgage loans originated with lower interest rates.

Interest income from investment securities increased $343,000, or nine percent, to $4.2 million during the six months ended December 31, 2004 from $3.9 million during the same period of fiscal 2004. This increase was primarily a result of an increase in the average yield, which was partially offset by a decrease in the average balance. The yield on the investment securities increased 27 basis points to 3.18 percent during the six months ending December 31, 2004 from 2.91 percent during the six months ending December 31, 2003. The average balance of investment securities decreased $1.5 million to $264.2 million in the first six months of fiscal 2005 from $265.7 million in the same period of fiscal 2004. The increase in the average yield of investment securities was primarily the result of a reduction of the mortgage-backed securities ("MBS") principal prepayments with a corresponding reduction to the MBS premium amortization. The accelerated amortization in the first six months of fiscal 2005 declined by $692,000 to $342,000 as compared to $1.0 million in the same quarter of fiscal 2004. The decline in the accelerated amortization resulted in a 52 basis point increase of in the investment yield.

FHLB stock dividends increased $240,000, or 55 percent, to $673,000 in the first six months of fiscal 2005 from $433,000 in the same period of fiscal 2004. The increase was attributable to a higher average balance and a higher average yield. The average balance of FHLB stock increased $8.5 million, or 39 percent, to $30.1 million during the first six months of fiscal 2005 from $21.6 million during the same period of fiscal 2004. The average yield on FHLB stock increased 45 basis points to 4.47 percent during the first six months of fiscal 2005 from 4.02 percent during the same period of fiscal 2004.

Interest income from interest-earning deposits increased $1,000, or 10 percent, to $11,000 in the first six months of fiscal 2005 from $10,000 in the same period of fiscal 2004. This increase was primarily a result of a higher average yield, partly offset by a lower average balance. The average balance of interest-earning deposits decreased to $1.4 million during the first six months of fiscal 2005 from $1.7 million during the same period of fiscal 2004. The decrease in the average balance was primarily attributable to a decrease of federal funds investments. The average yield on the interest-bearing deposits increased 37 basis points to 1.57 percent during the first six months of fiscal 2005 from 1.20 percent during the same period of fiscal 2004. The increase in the average yield reflects the federal funds rate increases during the first six months of fiscal 2005.

Interest Expense. Total interest expense for the quarter ended December 31, 2004 was $7.9 million as compared to $6.5 million for the same period of fiscal 2004, an increase of $1.4 million, or 22 percent. This increase was primarily attributable to a higher average balance of interest-bearing liabilities and an increase in the average cost. The average balance of interest-bearing liabilities increased $216.1 million, or 19 percent, to $1.3 billion during the second quarter of fiscal 2005 from $1.1 billion during the same period of fiscal 2004. The average cost of interest-bearing liabilities was 2.35 percent during the quarter ended December 31, 2004, up 4 basis points from 2.31 percent during the same period of fiscal 2004. An increase in the average cost of deposits was partly offset by a decrease in the average cost of borrowings.


Interest expense on deposits for the quarter ended December 31, 2004 was $3.9 million as compared to $3.4 million for the same period of fiscal 2004, an increase of $576,000, or 17 percent. The increase in interest expense on deposits was primarily attributable to a higher average balance and a higher average cost. The average balance of deposits increased $102.3 million, or 13 percent, to $912.2 million during the quarter ended December 31, 2004 from $809.9 million during the same period of fiscal 2004. The average balance of time deposits to total deposits in the second quarter of fiscal 2005 was 41 percent, compared to 32 percent in the same period of fiscal 2004. The average cost of deposits increased to 1.72 percent during the quarter ended December 31, 2004 from 1.65 percent during the same quarter of fiscal 2004, an increase of 7 basis points. The increase in the average cost of deposits was attributable to the increase in the average cost of time deposit and the mix of deposits, which was partially offset by the lower average cost of transactional accounts.

Interest expense on borrowings for the quarter ended December 31, 2004 increased $834,000, or 27 percent, to $3.9 million from $3.1 million for the same period of fiscal 2004. The increase in interest expense on borrowings was primarily a result of a higher average balance, partly offset by a lower average cost. The average balance of borrowings increased $113.9 million, or 38 percent, to $413.9 million during the quarter ended December 31, 2004 from $300.0 million during the same period of fiscal 2004. The average cost of borrowings decreased to 3.76 percent for the quarter ended December 31, 2004 from 4.08 percent in the same quarter of fiscal 2004, a decrease of 32 basis points. The decline in the average cost of borrowings was primarily attributable to maturing higher cost borrowings replaced with new borrowings at lower costs and an increase in the utilization of overnight borrowings.

For the six months ended December 31, 2004, total interest expense increased $2.1 million, or 16 percent, to $15.0 million as compared to $12.9 million for the same period of fiscal 2004. The increase in total interest expense was primarily attributable to a higher average balance, partially offset by a lower average cost. The average balance of interest-bearing liabilities during the first six-months of fiscal 2005 increased $179.1 million, or 16 percent, to $1.3 billion as compared to $1.1 billion during the same period of fiscal 2004. The average cost of interest-bearing liabilities decreased 1 basis point to 2.33 percent during the first six months of fiscal 2005 as compared to 2.34 percent during the same period of fiscal 2004.

For the six months ended December 31, 2004, interest expense on deposits increased $674,000, or 10 percent, to $7.5 million as compared to $6.8 million for the same period of fiscal 2004. The increase in interest expense on deposits was primarily a result of a higher average balance, partially offset by a lower average cost. The average balance of deposits increased $101.0 million, or 13 percent, to $891.7 million during the first six months of fiscal 2005 from $790.7 million during the same period of fiscal 2004. The average balance of time deposits increased to 39 percent of total deposits in the first six months of fiscal 2005, compared to 34 percent of the total deposits in the same period of fiscal 2004. The average cost of deposits decreased 5 basis points to 1.66 percent during the first six months of fiscal 2005 as compared to 1.71 percent during the same period of fiscal 2004. The decrease in the average cost of deposits was attributable to the decrease in average cost of transaction accounts, partially offset by the increase in the average cost of time deposits and the mix of deposits.

For the six months ended December 31, 2004, interest expense on borrowings increased $1.4 million to $7.5 million as compared to $6.1 million for the same period of fiscal 2004. The increase in interest expense on borrowings was primarily attributable to a higher average balance, partially offset by a lower average cost. The average balance of borrowings increased $78.1 million, or 25 percent, to $385.0 million in the first six months of fiscal 2005 as compared to $306.9 million during the same period of fiscal 2004. The average cost of borrowings decreased 8 basis points to 3.88 percent during the first six months of fiscal 2005 as compared to 3.96 percent during the same period of fiscal 2004. The decline in the average cost of borrowings was primarily attributable to maturing higher cost borrowings replaced with new borrowings at lower costs and an increase in the utilization of overnight borrowings.


The following tables depict the average balance sheets for the quarters and six months ended December 31, 2004 and 2003, respectively:

Average Balance Sheets
(Dollars in Thousands)

	Quarter Ended			Quarter Ended
	December 31, 2004			December 31, 2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,115,966	$ 15,766	5.65%	$ 901,787	$ 12,966	5.75%
Investment securities	268,944	2,171	3.23%	264,273	2,074	3.14%
FHLB stock	31,382	303	3.86%	22,029	203	3.69%
Interest-earning deposits	1,328	6	1.81%	2,185	6	1.10%

Total interest-earning assets	1,417,620	18,246	5.15%	1,190,274	15,249	5.12%

Non interest-earning assets	55,200			60,149

Total assets	$ 1,472,820			$ 1,250,423

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 218,611	294	0.53%	$ 201,500	375	0.74%
Savings accounts	320,849	1,172	1.45%	345,806	1,389	1.59%
Time deposits	372,724	2,483	2.64%	262,562	1,609	2.43%

Total deposits	912,184	3,949	1.72%	809,868	3,373	1.65%

Borrowings	413,859	3,922	3.76%	299,993	3,088	4.08%

Total interest-bearing liabilities	1,326,043	7,871	2.35%	1,109,861	6,461	2.31%

Non interest-bearing liabilities	32,361			36,662

Total liabilities	1,358,404			1,146,523

Stockholders' equity	114,416			103,900
Total liabilities and stockholders' equity
	$ 1,472,820			$ 1,250,423

Net interest income		$ 10,375			$ 8,788

Interest rate spread (3)			2.80%			2.81%
Net interest margin (4)			2.93%			2.95%
Ratio of average interest-earning assets to average interest-bearing liabilities

			106.91%			107.25%
Return on average assets			1.37%			0.99%
Return on average equity			17.60%			11.90%

(1)	Includes loans held for sale and non-accrual loans, as well as net deferred loan (costs) fees of ($3,000) and $205,000 for the quarter ended December 31, 2004 and 2003, respectively.
(2)	Includes average balance of non-interest bearing checking accounts of $45.4 million and $47.3 million during the quarters ended December 31, 2004 and 2003, respectively.
(3)	Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


Average Balance Sheets
(Dollars in Thousands)

	Six Months Ended			Six Months Ended
	December 31, 2004			December 31, 2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,070,697	$ 30,449	5.69%	$ 887,366	$ 25,806	5.82%
Investment securities	264,214	4,204	3.18%	265,732	3,861	2.91%
FHLB stock	30,082	673	4.47%	21,554	433	4.02%
Interest-earning deposits	1,397	11	1.57%	1,664	10	1.20%

Total interest-earning assets	1,366,390	35,337	5.17%	1,176,316	30,110	5.12%

Non interest-earning assets	55,487			65,237

Total assets	$ 1,421,877			$ 1,241,553

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 218,895	589	0.53%	$ 205,057	740	0.72%
Savings accounts	328,498	2,407	1.45%	313,677	2,630	1.66%
Time deposits	344,295	4,487	2.59%	271,976	3,439	2.51%

Total deposits	891,688	7,483	1.66%	790,710	6,809	1.71%

Borrowings	385,034	7,527	3.88%	306,896	6,130	3.96%

Total interest-bearing liabilities	1,276,722	15,010	2.33%	1,097,606	12,939	2.34%

Non interest-bearing liabilities	32,527			40,233

Total liabilities	1,309,249			1,137,839

Stockholders' equity	112,628			103,714
Total liabilities and stockholders' equity
	$ 1,421,877			$ 1,241,553

Net interest income		$ 20,327			$ 17,171

Interest rate spread (3)			2.84%			2.78%
Net interest margin (4)			2.98%			2.92%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.02%			107.17%
Return on average assets			1.31%			1.07%
Return on average equity			16.50%			12.87%

(1)	Includes loans held for sale and non-accrual loans, as well as net deferred loan fees of $90,000 and $404,000 for the six months ended December 31, 2004 and 2003, respectively.
(2)	Includes average balance of non-interest bearing checking accounts of $45.5 million and $46.4 million during the six months ended December 31, 2004 and 2003, respectively.
(3)	Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


The following tables provide the rate/volume variances for the quarters and six months ended December 31, 2004 and 2003, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended December 31, 2004 Compared
	to Quarter Ended December 31, 2003
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest income:
Loans receivable (1)	$ (225)	$ 3,079	$ (54)	$ 2,800
Investment securities	59	37	1	97
FHLB stock	10	86	4	100
Interest-bearing deposits	4	(2)	(2)	-
Total net change in income on interest-earning assets
	(152)	3,200	(51)	2,997

Interest-bearing liabilities:
Checking and money market accounts	(104)	32	(9)	(81)
Savings accounts	(126)	(100)	9	(217)
Time deposits	141	675	58	874
Borrowings	(245)	1,171	(92)	834
Total net change in expense on interest-bearing liabilities
	(334)	1,778	(34)	1,410
Net change in net interest income (loss)
	$ 182	$ 1,422	$ (17)	$ 1,587

(1)	Includes loans held for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2004 Compared
	to Six Months Ended December 31, 2003
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest income:
Loans receivable (1)	$ (573)	$ 5,335	$ (119)	$ 4,643
Investment securities	367	(22)	(2)	343
FHLB stock	50	171	19	240
Interest-bearing deposits	3	(2)	-	1
Total net change in income on interest-earning assets
	(153)	5,482	(102)	5,227

Interest-bearing liabilities:
Checking and money market accounts	(188)	50	(13)	(151)
Savings accounts	(331)	124	(16)	(223)
Time deposits	104	915	29	1,048
Borrowings	(131)	1,560	(32)	1,397
Total net change in expense on interest-bearing liabilities
	(546)	2,649	(32)	2,071
Net change in net interest income (loss)
	$ 393	$ 2,833	$ (70)	$ 3,156

(1)	Includes loans held for sale. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.


Provision for Loan Losses. A $260,000 loan loss provision was recorded during the second quarter of fiscal 2005, as compared to $269,000 during the same period of fiscal 2004. During the second quarter of fiscal 2005, there were specific valuation allowance recoveries on two classified commercial business loans. In addition, one "substandard" single-family loan and two "special mention" construction loans were paid off. For the six months ended December 31, 2004, the loan loss provision was $902,000, an increase of 235 percent from $269,000 in the comparable period last year. The loan loss provision was recorded primarily in response to loan growth during the second quarter and the first six months of fiscal 2005, particularly in "preferred" loans, which have a higher risk profile than single-family loans.

The allowance for loan losses was $8.5 million at December 31, 2004 as compared to $7.6 million at June 30, 2004. The allowance for loan losses as a percentage of gross loans held for investment was 0.81 percent at December 31, 2004 as compared to 0.88 percent at June 30, 2004. Management considers the allowance for loan losses sufficient to absorb probable incurred losses inherent in loans held for investment.

The allowance for loan losses is maintained at a level sufficient to provide for estimated probable losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans. Provisions for losses are charged against operations on a monthly basis as necessary to maintain the allowance at appropriate levels. Management believes that the amount maintained in the allowance will be adequate to absorb probable incurred losses inherent in the portfolio. Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Corporation's loan portfolio, will not request the Corporation to significantly increase its allowance for loan losses. Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected due to economic, operating, regulatory, and other conditions beyond the control of the Corporation.


The following table is provided to disclose additional details on the Corporation's allowance for loan losses and asset quality (dollars in thousands):

	For the Quarter Ended		For Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Allowance at beginning of period	$ 8,253	$ 7,213	$ 7,614	$ 7,218
Provision for loan losses	260	269	902	269
Recoveries	-	-	-	-

Charge-offs:
Consumer loans	(3)	(2)	(6)	(7)

Total charge-offs	(3)	(2)	(6)	(7)

Net (charge-offs) recoveries	(3)	(2)	(6)	(7)
Balance at end of period	$ 8,510	$ 7,480	$ 8,510	$ 7,480

Allowance for loan and lease losses as a percentage of gross loans held for investment

	0.81%	0.85%	0.81%	0.85%

Net charge-offs as a percentage of average loans outstanding during the period

	-	-	-	-

Allowance for loan and lease losses as a percentage of non-performing loans at the end of the period

	742.58%	299.56%	742.58%	299.56%

Non-Interest Income. Total non-interest income increased $2.4 million, or 59 percent, to $6.5 million during the quarter ended December 31, 2004 from $4.1 million during the same period of fiscal 2004. The increase in non-interest income was primarily attributable to an increase in the gain on sale of loans. Also, a $48,000 impairment reserve recovery on the servicing asset was recorded during the second quarter of fiscal 2005, as compared to zero during the same period last year. The servicing asset is evaluated quarterly for impairment and the impairment reserve is adjusted in response to accelerated or slower prepayments of the underlying loans serviced for others, which reduces or increases the value of the servicing asset.

The gain on sale of loans increased $2.4 million, or 89 percent, to $5.1 million for the quarter ended December 31, 2004 from $2.7 million during the same quarter of fiscal 2004. This increase was primarily the result of a higher volume of loans originated for sale, partly offset by a slightly lower average loan sale margin. The gain on sale of loans includes a favorable adjustment of $132,000 on derivative financial instruments (SFAS No. 133) in the quarter ended December 31, 2004 as compared to an unfavorable adjustment of $244,000 in the same period of fiscal 2004. Total loan originations (including purchased loans) were $527.0 million in the second quarter of fiscal 2005, up 37 percent from $384.2 million in the same quarter of fiscal 2004. Loan sale volume, which is defined as PBM loans originated for sale adjusted for the change in commitments to extend credit on loans to be held for sale, was $326.2 million in the second quarter of fiscal 2005 as compared to $173.1 million in the same quarter of fiscal 2004. The average loan sale margin for PBM during the second quarter of fiscal 2005 was 1.51 percent, down from 1.54 percent in the same period of fiscal 2004. The volume of loans originated for sale was $310.9 million in the second quarter of fiscal 2005, up 61 percent from $193.4 million during the same period last year, a result of relatively low mortgage interest rates and continued strength in the Southern California real estate market.


In the third quarter of fiscal 2004, the Corporation implemented the SEC guidance described in the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," which does not allow for the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. The Corporation elected to prospectively apply this guidance to new loan commitments initiated after January 1, 2004. This action results in a delay in the recognition of servicing released premiums until the underlying loans are funded and sold.

The average profit margin for PBM in the second quarter of fiscal 2005 and 2004 was 92 basis points and 81 basis points, respectively. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit. The increase in the profit margin was primarily attributable to the increase in the gain on sale of loans resulting from a higher average gain on sale margin.

For the six months ended December 31, 2004, total non-interest income increased $3.8 million, or 43 percent, to $12.6 million from $8.8 million during the same period of fiscal 2004. The increase in non-interest income was primarily attributable to an increase in the gain on sale of loans and the gain on sale of investment securities. The Corporation sold 6,000 shares of Freddie Mac common stock for a gain of $384,000 in the first quarter of fiscal 2005.

For the six months ended December 31, 2004, the gain on sale of loans increased $3.6 million, or 61 percent, to $9.5 million from $5.9 million during the same period of fiscal 2004. This increase was primarily the result of a higher volume of loans originated for sale and a higher average loan sale margin. The gain on sale of loans includes a favorable adjustment of $173,000 on derivative financial instruments (SFAS No. 133) in the six months ended December 31, 2004 as compared to an unfavorable adjustment of $672,000 in the same period of fiscal 2004. Total loan originations (including purchased loans) were $1.0 billion in the first six months of fiscal 2005, up 16 percent from $903.4 million in the same period of fiscal 2004. Loan sale volume, which is defined as PBM loans originated for sale adjusted for the change in commitments to extend credit on loans to be held for sale, was $607.3 million in the first six months of fiscal 2005 as compared to $447.5 million in the same period of fiscal 2004. The average loan sale margin for PBM during the first six months of fiscal 2005 was 1.52 percent, up from 1.29 percent in the same period of fiscal 2004.

The average profit margin for PBM in the first six months of fiscal 2005 and 2004 was 97 basis points and 80 basis points, respectively.

Non-Interest Expense. Total non-interest expense increased $824,000, or 11 percent, to $8.0 million in the quarter ended December 31, 2004 from $7.2 million during the same quarter of fiscal 2004. The increase in non-interest expense was primarily the result of an increase in variable compensation expense related to loan production volume in the community banking business and the mortgage banking business. Although non-interest expense increased for the second quarter of fiscal 2005, the efficiency ratio improved to 48 percent from 56 percent in the second quarter of fiscal 2004.

For the six months ended December 31, 2004, total non-interest expense increased $1.4 million, or 10 percent, to $15.6 million from $14.2 million during the same period of fiscal 2004. The efficiency ratio improved to 48 percent from 55 percent during the same period of fiscal 2004.

Income taxes. Income tax expense was $3.5 million for the quarter ended December 31, 2004 as compared to $2.3 million during the same period of fiscal 2004. The effective tax rate for the quarters ended December 31, 2004 and 2003 was approximately 41.3 percent and 42.9 percent, respectively. The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2005 reflects its current income tax obligations.

For the six months ended December 31, 2004, income tax expense was $7.1 million as compared to $4.9 million during the same period of fiscal 2004. The effective tax rate for the six months ended December 31, 2004 and 2003 was approximately 43.2 percent and 42.3 percent, respectively.


The following table is provided to disclose details related to the volume of loans originated, purchased and sold:

Loan Volume Activities
(In Thousands)

	For the Quarter Ended		For Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Loans originated for sale:
Retail originations	$ 93,099	$ 77,591	$ 176,351	$ 245,016
Wholesale originations (1)	217,798	115,797	435,809	291,331
Total loans originated for sale (2)	310,897	193,388	612,160	536,347

Loans sold:
Servicing released	(301,613)	(150,611)	(584,999)	(428,951)
Servicing retained	(19,455)	(46,394)	(39,206)	(120,605)
Total loans sold (3)	(321,068)	(197,005)	(624,205)	(549,556)

Loans originated for portfolio:
Mortgage loans:
Single-family	156,928	138,191	300,265	264,235
Multi-family	4,027	9,782	14,922	15,102
Commercial real estate (1)	18,209	5,301	25,583	15,769
Construction	30,494	33,971	59,001	57,213
Commercial business loans	1,766	377	4,279	800
Consumer loans	-	30	-	30
Other loans	1,508	1,914	5,470	3,182
Total loans originated for portfolio	212,932	189,566	409,520	356,331

Loans purchased for portfolio:
Mortgage loans:
Multi-family	-	-	9,133	-
Commercial real estate	-	1,198	2,375	1,198
Construction	3,191	-	13,744	9,525
Other loans	-	-	1,250	-
Total loans purchased for portfolio	3,191	1,198	26,502	10,723

Mortgage loan principal repayments	(125,911)	(103,082)	(255,458)	(222,098)
Increase (decrease) in other items, net (4)	174	(2,762)	(2,049)	(5,216)
Net increase in loans held for investment
and loans held for sale	$ 80,215	$ 81,303	$ 166,470	$ 126,531

(1)	Includes reclassification of $1.1 million from commercial real estate loans to wholesale originations for the quarter and six months ended December 31, 2003.
(2)	Primarily comprised of PBM loans originated for sale, totaling $308.1 million, $189.3 million, $601.1 million and $532.0 million for the quarters and six months ended December 31, 2004 and 2003, respectively.
(3)	Primarily comprised of PBM loans sold, totaling $306.5 million, $190.8 million, $603.6 million and $540.0 million for the quarters and six months ended December 31, 2004 and 2003, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, discounts or premiums on loans and allowance for loan losses.


Asset Quality

Non-accrual loans, which primarily consisted of single-family loans, remained unchanged at $1.1 million at December 31, 2004 from June 30, 2004. No interest accruals were made for loans that were past due 90 days or more.

The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment was 0.11 percent at December 31, 2004, down from 0.13 percent at June 30, 2004. Non-performing assets as a percentage of total assets remained unchanged at 0.08 percent at December 31, 2004 in comparison to the June 30, 2004 level.

The following table is provided to disclose details on asset quality (dollars in thousands):
	At December 31,	At June 30,
	2004	2004
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 1,105	$ 1,044
Commercial business loans	41	41

Total	1,146	1,085

Accruing loans which are contractually past due 90 days or more	-	-

Total of non-accrual and 90 days past due loans	1,146	1,085

Real estate owned	-	-

Total non-performing assets	$ 1,146	$ 1,085

Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net
	0.11%	0.13%

Non-accrual and 90 days or more past due loans as a percentage of total assets
	0.08%	0.08%

Non-performing assets as a percentage of total assets	0.08%	0.08%

Also, the Bank reviews loans individually to identify when an impairment has occurred. A loan is identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Bank may measure impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As of December 31, 2004, the impaired loan balance was $729,000 with specific valuation allowances of $209,000, compared to the impaired loan balance of $1.3 million with specific valuation allowances of $365,000 at June 30, 2004.

Liquidity and Capital Resources

The Corporation's primary sources of funding include deposits, proceeds from loan interest and scheduled principal payments, sales of loans, loan prepayments, interest income on investment securities, the maturity or principal payments on investment securities, and FHLB advances. While maturities and the scheduled


amortization of loans and investment securities are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition.

The Bank has a standard credit facility available from the FHLB of San Francisco equal to 40 percent of its total assets, collateralized by loans and securities. As of December 31, 2004, the Bank's available credit facility from the FHLB was $579.7 million. In addition to the FHLB credit facility, the Bank has an unsecured line of credit in the amount of $45.0 million with its correspondent bank. Additionally, available for sale investment securities, $207.7 million at December 31, 2004, could be sold to generate liquidity.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth, to cover deposit withdrawals, to satisfy financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash to meet short-term liquidity needs. At December 31, 2004, cash and cash equivalents totaled $17.5 million, or 1.2 percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Bank may rely on FHLB borrowings or unsecured lines of credit for its liquidity needs.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2001, regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operation. The Bank's average liquidity ratio for the quarter ended December 31, 2004 decreased to 18.3 percent from 20.2 percent during the same period in 2003. This decrease was primarily a result of redeployment of available cash flows into loans held for investment.

The Bank continues to experience a large volume of loan prepayments in its loan portfolio and it continues to be a challenge to reinvest these cash flows in assets that carry similar or better interest rate risk characteristics. The recent refinance market has been dominated by fixed rate loans and the Bank does not add long-term fixed rate loans to its portfolio, particularly when interest rates are at or near historical lows. Therefore, although the Bank has taken steps to address the issue of rising liquidity levels, a large percentage of its earning assets are invested at significantly lower rates than desirable. The Bank has mitigated the impact of this in several ways. The Bank has generated more loans for its portfolio from its mortgage banking, business banking and commercial real estate divisions and purchased commercial real estate, multi-family and construction loans from other financial institutions. This has been accomplished with prudent interest-rate-risk management practices.

The Bank is committed to changing the loan portfolio composition with more emphasis on preferred loans. These loans generally have higher yields than single-family loans. During the second quarter of fiscal 2005, the volume of loans generated for the portfolio increased $25.3 million, or 13 percent, to $216.1 million as compared to $190.8 million in the comparable period last year. Of the total loans generated for the portfolio in the second quarter of fiscal 2005, $57.7 million, or 27 percent were preferred loans. For the six months ended December 31, 2004 and 2003, the volume of loans generated for the portfolio increased $68.9 million, or 19 percent, to $436.0 million as compared to $367.1 million in the comparable period last year. Of the total loans generated for the portfolio in the first six months of fiscal 2005, $129.0 million, or 30 percent were preferred loans.

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


The Bank's actual and required capital amounts and ratios as of December 31, 2004 and June 30, 2004 are as follows (dollars in thousands):
	December 31, 2004		June 30, 2004
	Amount	Percent	Amount	Percent

Tangible capital	$ 95,152	6.31%	$ 90,402	6.90%
Requirement	30,141	2.00	26,194	2.00
Excess over requirement	$ 65,011	4.31%	$ 64,208	4.90%

Tier 1 (core) capital	$ 95,152	6.31%	$ 90,402	6.90%
Requirement to be "Well Capitalized"	75,352	5.00	65,485	5.00
Excess over requirement	$ 19,800	1.31%	$ 24,917	1.90%

Total risk-based capital	$ 100,638	11.18%	$ 94,983	12.39%
Requirement to be "Well Capitalized"	90,002	10.00	76,677	10.00
Excess over requirement	$ 10,636	1.18%	$ 18,306	2.39%

Tier 1 risk-based capital	$ 92,128	10.24%	$ 87,385	11.40%
Requirement to be "Well Capitalized"	54,001	6.00	46,006	6.00
Excess over requirement	$ 38,127	4.24%	$ 41,379	5.40%

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
	December 31,	June 30,
Commitments	2004	2004
(In Thousands)

Undisbursed loan funds - Construction loans	$ 79,743	$ 78,137
Undisbursed lines of credit - Single-family loans	18,384	7,342
Undisbursed lines of credit - Commercial business loans	8,780	9,625
Undisbursed lines of credit - Consumer loans	1,958	1,794
Commitments to extend credit on loans held for investment	20,084	23,170
Total	$ 128,949	$ 120,068

In accordance with SFAS No. 133 and interpretations of the FASB's Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarters ended December 31, 2004 and 2003 was a gain of $132,000 and a loss of $244,000, respectively. For the six months ended December 31, 2004 and 2003, the net impact of derivative financial instruments on the consolidated statements of operations was a gain of $173,000 and a loss of $672,000, respectively.

	December 31, 2004		June 30, 2004		December 31, 2003
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale (1)	$ 59,307	$ 261	$ 63,750	$ 167	$ 26,703	$ 249
Forward loan sale agreements	15,000	(14)	37,500	(317)	20,000	(63)
Put option contracts	15,000	34	10,000	41	12,000	73
Total	$ 89,307	$ 281	$ 111,250	$ (109)	$ 58,703	$ 259

(1)	Net of estimated commitments of 24.9 percent at December 31, 2004, 26.6 percent at June 30, 2004 and 25.6 percent at December 31, 2003, which may not fund (fallout ratio). The fair value of servicing released premiums at December 31, 2004, June 30, 2004 and December 31, 2003 were zero (not recognized), zero (not recognized) and $326,000, respectively.

In the third quarter of fiscal 2004, the Corporation adopted the SEC guidance regarding loan commitments that are recognized as derivatives pursuant to SFAS No. 133. As a result of implementing the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," the Corporation excludes the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. The Corporation's previous practice had been to recognize, at the inception of the rate lock, the anticipated servicing released premiums on the underlying loans. The Corporation elected to prospectively apply this guidance to new loan commitments initiated after January 1, 2004. This action results in a delay in the recognition of servicing released premiums until the underlying loans are funded and sold.

Stockholders' Equity

The ability of the Corporation to pay dividends depends > primarily on the >ability of the Bank to pay dividends to the Corporation. The >Bank may not declare or pay a cash dividend if the effect thereof >would cause its net worth to be reduced below either the amounts required >for the liquidation account established by the Bank in connection with the Conversion or the regulatory capital requirements imposed >by federal and state regulation. During the first six months of fiscal 2005, the Bank paid $5.5 million of cash dividends to the Corporation for the primary purpose of funding stock repurchases and cash dividends declared to shareholders. The Corporation paid $1.7 million of cash dividends to its shareholders in the first six months of fiscal 2005.

The Corporation repurchased 110,000 shares of its common stock under the existing authorized stock repurchase program during the first six months of fiscal 2005 at an average price of $23.23 per share. As of December 31, 2004, 31 percent of the authorized shares of the June 2004 stock repurchase plan were purchased, leaving approximately 244,585 shares available for future repurchase.

Incentive Plans

Management Recognition Plan (MRP):
The Corporation established the MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock. The Corporation acquired 461,250 shares of its common stock in the open market to fund the MRP in 1997. All of the MRP shares have been awarded. Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at the award date. MRP compensation expense was $34,000 for the quarters ended December 31, 2004 and 2003. For the six months ended December 31, 2004 and 2003, the MRP compensation expense was $67,000 and $68,000, respectively. As of December 31, 2004, a total of 23,058 shares were allocated and outstanding, pending their respective distribution schedules.


Stock Option Plan:
The Corporation established the 1996 Stock Option Plan ("1996 SOP") for certain of its directors and key employees under which options to acquire up to 1.15 million shares of common stock may be granted. On November 18, 2003, shareholders approved the 2003 Stock Option Plan ("2003 SOP") for certain of its directors and key employees under which options to acquire up to 352,500 shares of common stock may be granted. Under the Stock Option Plans, options may not be granted at a price less than the fair market value at the date of grant. Options vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The options are exercisable after vesting for up to the remaining term of the original grant. The maximum term of the options granted is 10 years. In the first six months of fiscal 2005, a total of 45,500 options were granted, 25,450 options were forfeited and 34,525 options were exercised. As of December 31, 2004, the number of options available for future grants (under both plans) were 98,200 shares. As of December 31, 2004, a total of 1,005,875 options were outstanding with an average exercise price of $14.07 per option and an average remaining life of 5.87 years.

Supplemental Information
	December 31,	June 30,	December 31,
	2004	2004	2003

Loans serviced for others (in thousands)	$ 274,627	$ 269,385	$ 204,524

Book value per share	$ 16.60	$ 15.51	$ 14.55

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting the Corporation's exposure to the fluctuation of interest rates. The Bank, through its Asset and Liability Committee seeks to reduce the exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability cash flows. The principal element in achieving this objective is to manage the interest-rate sensitivity of the Bank's assets by holding loans with interest rates subject to periodic market adjustments. In addition, the Bank maintains a liquid investment portfolio composed of government agency securities, including mortgage-backed securities, and investment grade securities. The Bank relies on retail deposits as its primary source of funding while using FHLB advances as a secondary source of funding. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with terms up to five years.

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


The following table is provided by the OTS and represents the NPV based on the indicated changes in interest rates as of December 31, 2004 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 136,452	(30,687)	$ 1,501,897	9.09%	-150 bp
+200 bp	152,710	(14,428)	1,532,132	9.97%	-62 bp
+100 bp	164,061	(3,078)	1,558,766	10.53%	-7 bp
0 bp	167,139	-	1,578,247	10.59%
-100 bp	162,912	(4,227)	1,591,078	10.24%	-35 bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2004 ("base case").
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is provided by the OTS and represents the change in the NPV at a +200 basis point rate shock at December 31, 2004 and a +200 basis point rate shock at June 30, 2004.
Risk measure: +200/+200 basis point rate shock	At December 31, 2004		At June 30, 2004
	(+200 bp rate shock)		(+200 bp rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	10.59%		11.47%
Post-shock NPV ratio: NPV as a % of PV Assets	9.97%		10.48%
Sensitivity measure: Change in NPV Ratio	62	bp	99	bp

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank's current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 100, plus 200 and minus 100 basis points. The following table describes the results of the analysis for December 31, 2004 and June 30, 2004.


December 31, 2004		June 30, 2004
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	-14.50%	+200 bp	-13.28%
+100 bp	-6.17%	+100 bp	-7.45%
-100 bp	+5.93%	-100 bp	+2.00%

In both of the periods described above, the Bank is liability sensitive. Therefore, in a rising interest rate environment, the results project a decline in net interest income over the subsequent 12-month period, and in a falling interest rate environment, the results project an increase in net interest income over the subsequent 12-month period.

Management believes that the assumptions used to complete the analysis described in the table above are reasonable. However, past experience has shown that immediate, permanent and parallel movements in interest rates will not necessarily occur. Additionally, while the analysis provides a tool to evaluate the projected net interest income to changes in interest rates, actual results may be substantially different if actual experience differs from the assumptions used to complete the analysis. Therefore, the model results that we disclose should be thought of as a risk management tool to compare the trends of our current disclosure to our previous disclosures, over time, within the context of the actual performance of the yield curve.

ITEM 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. An evaluation of the Corporation's disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and the Corporation's Disclosure Committee as of the end of the period covered by this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)	Changes in Internal Controls. In the quarter ended December 31, 2004, the Corporation did not make any significant changes in, nor were any corrective actions required, regarding its internal controls or other factors that could materially affect these controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation's financial position or results of operations.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below represents the issuer purchases of equity securities for the second quarter of fiscal 2005.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan*
October 2004	-	-	110,000	244,585
November 2004	-	-	110,000	244,585
December 2004	-	-	110,000	244,585
Total	-	-	110,000	244,585

(*) On June 28, 2004 the Corporation announced a plan to repurchase up to five percent of its common stock, or approximately 354,585 shares, over a one-year period depending on market conditions and the capital requirements of the Corporation.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Corporation's 2004 Annual Meeting of Stockholders was held on November 18, 2004 at the Riverside Art Museum, 3425 Mission Inn Avenue, Riverside, California. The results of the vote on the two items presented at the meeting were as follows:

a)	Election of Directors:
Shareholders elected the following nominees to the Board of Directors for a three-year term ending in 2007 by the following vote:

	FOR		AGAINST
	Number		Number
	of Votes	Percentage	of Votes	Percentage
Joseph P. Barr	6,548,095	96.7%	221,063	3.3%
Bruce W. Bennett	6,523,536	96.4%	245,602	3.6%
Debbi H. Guthrie	6,535,208	96.5%	233,930	3.5%

The following directors, who were not up for re-election at the Annual Meeting of Stockholders, will continue to serve as directors: Craig G. Blunden, Roy H. Taylor, Robert G. Schrader and William E. Thomas.


b)	Appointment of Independent Auditors:
Stockholders approved the appointment of Deloitte & Touche LLP as the Corporation's independent auditors for the fiscal year ending June 30, 2005 by the following vote:

	Number
	of Votes	Percentage
FOR	6,582,827	97.2%
AGAINST	159,267	2.4%
ABSTAIN	27,044	0.4%

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

February 8, 2005                                                   /s/ Craig G. Blunden

                                                                                Craig G. Blunden
                                                                                Chairman, President and Chief Executive Officer
                                                                                (Principal Executive Officer)

February 8, 2005                                                   /s/ Donavon P. Ternes

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

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig G. Blunden, Chairman, President and Chief Executive Officer of Provident Financial Holdings, Inc., certify that:

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

Date: February 8, 2005                                                        /s/ Craig G. Blunden
                                                                                                Craig G. Blunden
                                                                                                Chairman, President and Chief Executive Officer


Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donavon P. Ternes, Chief Financial Officer of Provident Financial Holdings, Inc., certify that:

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

Date: February 8, 2005                                                   /s/ Donavon P. Ternes
                                                                                           Donavon P. Ternes
                                                                                           Chief Financial Officer


Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended December 31, 2004 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: February 8, 2005                                                          /s/ Craig G. Blunden
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

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended December 31, 2004 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: February 8, 2005                                                               /s/ Donavon P. Ternes
                                                                                                       Donavon P. Ternes
                                                                                                       Chief Financial Officer
