Form 10-Q
period 2005-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2005-05-09
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    (Mark One)

[ Ö ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes    Ö  .          No        .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common stock, $ 0.01 par value, per share	As of May 4, 2005 6,973,715 shares*

* Includes 365,202 shares held by the Employee Stock Ownership Plan ("ESOP") that have not been released, committed to be released, or allocated to participant accounts; and 23,058 shares held by the Management Recognition Plan ("MRP") that have been committed to be released and allocated to participant accounts.


PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of March 31, 2005 and June 30, 2004	1
	Condensed Consolidated Statements of Operations
	for the quarters and nine months ended March 31, 2005 and 2004	2
	Condensed Consolidated Statements of Changes in Stockholders' Equity
	for the quarters and nine months ended March 31, 2005 and 2004	3
	Condensed Consolidated Statements of Cash Flows
	for the nine months ended March 31, 2005 and 2004	5
	Selected Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	13
	Safe Harbor Statement	14
	Critical Accounting Policies	14
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	15
	Comparison of Financial Condition at March 31, 2005 and June 30, 2004	15
	Comparison of Operating Results
	for the quarters and nine months ended March 31, 2005 and 2004	17
	Loan Volume Activities	26
	Asset Quality	27
	Liquidity and Capital Resources	27
	Commitments and Derivative Financial Instruments	29
	Stockholders' Equity	29
	Incentive Plans	29
	Supplemental Information	30

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	30

ITEM 4 -	Controls and Procedures	32

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	32
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3 -	Defaults Upon Senior Securities	33
ITEM 4 -	Submission of Matters to Vote of Security Holders	33
ITEM 5 -	Other Information	33
ITEM 6 -	Exhibits	33

SIGNATURES		34


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
 Dollars In Thousands

	March 31, 2005	June 30, 2004

	(Unaudited)
Assets
Cash and cash equivalents	$ 25,903	$ 38,349
Investment securities - held to maturity, at amortized cost
(fair value $53,987 and $61,250, respectively)	55,227	62,200
Investment securities - available for sale at fair value	193,621	190,380
Loans held for investment, net of allowance for loan losses of
$8,879 and $7,614, respectively	1,098,414	862,535
Loans held for sale, at lower of cost or market	7,260	20,127
Receivable from sale of loans	173,981	86,480
Accrued interest receivable	5,689	4,961
Real estate held for investment, net	9,975	10,176
Federal Home Loan Bank stock	36,229	27,883
Premises and equipment, net	7,570	7,912
Prepaid expenses and other assets	8,813	8,032

Total assets	$ 1,622,682	$ 1,319,035

Liabilities and Stockholders' Equity
Liabilities:
Non-interest bearing deposits	$ 49,635	$ 41,551
Interest bearing deposits	893,845	809,488

Total deposits	943,480	851,039

Borrowings	530,353	324,877
Accounts payable, accrued interest and other liabilities	29,321	33,137

Total liabilities	1,503,154	1,209,053

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value; authorized 2,000,000 shares; none issued and outstanding
	-	-
Common stock, $.01 par value; authorized 15,000,000 shares; issued 11,943,215 and 11,898,565 shares, respectively; outstanding 6,993,590 and 7,091,719 shares, respectively

	119	119
Additional paid-in capital	58,695	57,186
Retained earnings	122,528	111,329
Treasury stock at cost (4,949,625 and 4,806,846 shares, respectively)
	(60,222)	(56,753)
Unearned stock compensation	(1,426)	(1,889)
Accumulated other comprehensive loss, net of tax	(166)	(10)

Total stockholders' equity	119,528	109,982

Total liabilities and stockholders' equity	$ 1,622,682	$ 1,319,035

  The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
Dollars In Thousands, Except Earnings Per Share

	Quarter Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Interest income:
Loans receivable, net	$ 17,057	$ 13,643	$ 47,506	$ 39,449
Investment securities	2,089	2,204	6,293	6,065
Federal Home Loan Bank stock	367	237	1,040	670
Interest-earning deposits	7	1	18	11

Total interest income	19,520	16,085	54,857	46,195

Interest expense:
Checking and money market deposits	290	335	879	1,074
Savings deposits	1,076	1,358	3,483	3,989
Time deposits	2,777	1,562	7,264	5,001
Borrowings	4,346	3,188	11,873	9,318

Total interest expense	8,489	6,443	23,499	19,382

Net interest income	11,031	9,642	31,358	26,813
Provision for loan losses	404	420	1,306	689

Net interest income after provision for loan losses	10,627	9,222	30,052	26,124

Non-interest income
Loan servicing and other fees	326	533	1,175	1,599
Gain on sale of loans, net	4,187	3,604	13,648	9,497
Real estate operations, net	101	19	372	222
Deposit account fees	455	507	1,330	1,491
Gain on sale of investment securities	-	-	384	-
Other	301	243	1,051	938

Total non-interest income	5,370	4,906	17,960	13,747

Non-interest expense
Salaries and employee benefits	5,289	4,781	15,680	14,028
Premises and occupancy	661	607	1,965	1,830
Equipment	364	430	1,155	1,279
Professional expenses	270	217	775	604
Sales and marketing expenses	227	170	678	707
Other	1,136	795	3,343	2,733

Total non-interest expense	7,947	7,000	23,596	21,181

Income before taxes	8,050	7,128	24,416	18,690
Provision for income taxes	3,470	3,014	10,547	7,904

Net income	$ 4,580	$ 4,114	$ 13,869	$ 10,786

Basic earnings per share	$ 0.69	$ 0.61	$ 2.10	$ 1.60
Diluted earnings per share	$ 0.64	$ 0.57	$ 1.95	$ 1.49
Cash dividends per share	$ 0.14	$ 0.10	$ 0.38	$ 0.23

  The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
 (Unaudited)
Dollars In Thousands
For the Quarters Ended March 31, 2005 and 2004

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income(Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	net of tax	Total

Balance at December 31, 2004	7,011,935	$ 119	$58,177	$118,931	$(59,427)	$ (1,581)	$ 213	$ 116,432

Comprehensive income:
Net income				4,580				4,580
Unrealized holding loss on securities available for sale,
net of tax							(379)	(379)
Total comprehensive income								4,201

Purchase of treasury stock	(28,470)				(795)			(795)
Exercise of stock options	10,125	-	88					88
Amortization of MRP						34		34
Tax benefit from non-qualified
equity compensation			61					61
Allocations of contribution to ESOP			369			68		437
Prepayment of ESOP loan						53		53
Cash dividends				(983)				(983)

Balance at March 31, 2005	6,993,590	$ 119	$ 58,695	$122,528	$(60,222)	$ (1,426)	$ (166)	$ 119,528

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	net of tax	Total

Balance at December 31, 2003	7,226,888	$ 119	$ 56,392	$103,649	$(53,358)	$ (2,180)	$ 527	$ 105,149

Comprehensive income:
Net income				4,114				4,114
Unrealized holding gain on securities available for sale,
net of tax							694	694
Total comprehensive income								4,808

Purchase of treasury stock	(25,000)				(592)			(592)
Exercise of stock options	4,500		44					44
Amortization of MRP						34		34
Tax benefit from non-qualified
equity compensation			134					134
Allocations of contribution to ESOP			296			67		363
Prepayment of ESOP loan						44		44

Balance at March 31, 2004	7,206,388	$ 119	$ 56,866	$107,763	$(53,950)	$ (2,035)	$ 1,221	$ 109,984

  The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
 (Unaudited)
Dollars In Thousands
For the Nine Months Ended March 31, 2005 and 2004

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	net of tax	Total

Balance at June 30, 2004	7,091,719	$ 119	$ 57,186	$111,329	$(56,753)	$ (1,889)	$ (10)	$109,982

Comprehensive income:
Net income				13,869				13,869
Unrealized holding loss on securities available for sale,
net of tax							(156)	(156)
Total comprehensive income								13,713

Purchase of treasury stock (1)	(142,779)				(3,469)			(3,469)
Exercise of stock options	44,650	-	381					381
Amortization of MRP						101		101
Tax benefit from non-qualified
equity compensation			90					90
Allocations of contribution to ESOP			1,038			203		1,241
Prepayment of ESOP loan						159		159
Cash dividends				(2,670)				(2,670)

Balance at March 31, 2005	6,993,590	$ 119	$ 58,695	$122,528	$(60,222)	$ (1,426)	$ (166)	$119,528

  (1) Includes the repurchase of 4,309 shares of distributed restricted stock.

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	net of tax	Total

Balance at June 30, 2003	7,479,671	$ 118	$ 54,691	$98,660	$(45,801)	$ (2,450)	$ 1,660	$106,878

Comprehensive income:
Net income				10,786				10,786
Unrealized holding loss on securities available for sale,
net of tax							(439)	(439)
Total comprehensive income								10,347

Purchase of treasury stock (1)	(399,958)				(8,149)			(8,149)
Exercise of stock options	126,675	1	1,026					1,027
Amortization of MRP						102		102
Tax benefit from non-qualified
equity compensation			348					348
Allocations of contribution to ESOP			801			203		1,004
Prepayment of ESOP loan						110		110
Cash dividends				(1,683)				(1,683)

Balance at March 31, 2004	7,206,388	$ 119	$ 56,866	$107,763	$(53,950)	$ (2,035)	$ 1,221	$109,984

  (1) Includes the repurchase of 3,858 shares of distributed restricted stock.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
Dollars In Thousands

	Nine Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$ 13,869	$ 10,786
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	2,312	3,052
Amortization of servicing assets	359	200
Provision for loan losses	1,306	689
Valuation reserve of servicing assets	99	-
Gain on sale of loans	(13,648)	(9,497)
Gain on sale of investment securities	(384)	-
Tax benefit from non-qualified compensation	90	348
(Decrease) increase in accounts payable and other liabilities	(3,702)	1,312
(Increase) decrease in prepaid expense and other assets	(1,534)	985
Loans originated for sale	(943,706)	(788,435)
Proceeds from sale of loans and net change in receivable from sale of loans	882,720	792,003
Stock based compensation	1,501	1,216

Net cash (used for) provided by operating activities	(60,718)	12,659

Cash flows from investing activities:
Net increase in loans held for investment	(237,039)	(137,275)
Maturity and call of investment securities held to maturity	6,975	84,885
Maturity and call of investment securities available for sale	-	49,955
Principal payments from mortgage-backed securities	44,732	71,432
Purchase of investment securities held to maturity	-	(70,380)
Purchase of investment securities available for sale	(49,345)	(119,025)
Proceeds from sales of investment securities available for sale	390	-
Purchase of Federal Home Loan Bank stock	(8,346)	(6,661)
Addition to servicing assets	(487)	(1,282)
Net (additions) sales of real estate	(258)	423
Net purchases of premises and equipment	(509)	(878)

Net cash used for investing activities	(243,887)	(128,806)

Cash flows from financing activities:
Net increase in deposits	92,441	91,021
Proceeds from Federal Home Loan Bank advances, net	205,476	17,447
Exercise of stock options	381	1,027
Cash dividends	(2,670)	(1,683)
Treasury stock purchases	(3,469)	(8,149)

Net cash provided by financing activities	292,159	99,663

Net decrease in cash and cash equivalents	(12,446)	(16,484)
Cash and cash equivalents at beginning of period	38,349	48,851

Cash and cash equivalents at end of period	$ 25,903	$ 32,367

Supplemental information:
Cash paid for interest	$ 22,791	$ 19,146
Cash paid for income taxes	11,700	6,070

  The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
SELECTED NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The balance sheet data at June 30, 2004 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. (the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2004 (SEC File No. 000-28304). Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation. The results of operations for the quarter and nine months ended March 31, 2005 are not necessarily indicative of results for the fiscal year ending June 30, 2005.

Note 2: Earnings Per Share and Stock-Based Compensation

 Earnings Per Share:

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2005 and 2004, respectively.

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
	2005	2004	2005	2004

Numerator for basic earnings per share and
diluted earnings per share:
Net income available to common
stockholders	$ 4,579,498	$ 4,113,878	$ 13,868,772	$ 10,785,559

Denominator for basic earnings per share:
Weighted-average shares	6,604,160	6,740,983	6,594,077	6,741,098

Effect of dilutive securities:
Stock option dilution	505,321	457,879	493,983	457,076
Stock award dilution	10,544	14,751	12,538	16,253

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	7,120,025	7,213,613	7,100,598	7,214,427

Basic earnings per share	$ 0.69	$ 0.61	$ 2.10	$ 1.60
Diluted earnings per share	$ 0.64	$ 0.57	$ 1.95	$ 1.49


Stock-Based Compensation:

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Corporation has been accounting for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Corporation's common stock at the date of grant over the grant (exercise) price. For further details, see "SFAS No. 123R" narrative on page 11.

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

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
	2005	2004	2005	2004

Net income, as reported	$ 4,580	$ 4,114	$ 13,869	$ 10,786
Add:
Stock-based compensation expense included in the reported net income, net of tax	20	20	58	58
Deduct:
Total stock-based compensation expense, net of tax	(121)	(77)	(364)	(213)

Pro forma net income	$ 4,479	$ 4,057	$ 13,563	$ 10,631

Earnings per share:
Basic - as reported	$ 0.69	$ 0.61	$ 2.10	$ 1.60
Basic - pro forma	$ 0.68	$ 0.60	$ 2.06	$ 1.58

Diluted - as reported	$ 0.64	$ 0.57	$ 1.95	$ 1.49
Diluted - pro forma	$ 0.63	$ 0.56	$ 1.91	$ 1.47


Note 3: Operating Segment Reports

The Corporation operates in two business segments: community banking (Provident Savings Bank, F.S.B. ("Bank")) and mortgage banking (Provident Bank Mortgage ("PBM"), a division of the Bank). The following tables set forth condensed income statements and total assets for the Corporation's operating segments for the quarters and nine months ended March 31, 2005 and 2004, respectively (in thousands).

	For the Quarter Ended March 31, 2005
	Provident Bank	Provident Bank Mortgage	Consolidated Totals

Net interest income	$ 9,791	$ 836	$ 10,627

Non-interest income:
Loan servicing and other fees (1)	(1,064)	1,390	326
Gain on sale of loans, net (2)	154	4,033	4,187
Real estate operations, net	101	-	101
Deposit account fees	455	-	455
Other	300	1	301

Total non-interest income	(54)	5,424	5,370

Non-interest expense:
Salaries and employee benefits	3,313	1,976	5,289
Premises and occupancy	474	187	661
Operating and administrative expenses	1,092	905	1,997

Total non-interest expense	4,879	3,068	7,947

Income before taxes	$ 4,858	$ 3,192	$ 8,050

Total assets, end of period	$ 1,441,715	$ 180,967	$ 1,622,682

(1)	Includes an inter-company charge of $1.2 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $152,000 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended March 31, 2004
	Provident Bank	Provident Bank Mortgage	Consolidated Totals

Net interest income	$ 8,608	$ 614	$ 9,222

Non-interest income:
Loan servicing and other fees (1)	(453)	986	533
Gain on sale of loans, net (2)	151	3,453	3,604
Real estate operations, net	19	-	19
Deposit account fees	507	-	507
Other	241	2	243

Total non-interest income	465	4,441	4,906

Non-interest expense:
Salaries and employee benefits	3,181	1,600	4,781
Premises and occupancy	454	153	607
Operating and administrative expenses	963	649	1,612

Total non-interest expense	4,598	2,402	7,000

Income before taxes	$ 4,475	$ 2,653	$ 7,128

Total assets, end of period	$ 1,248,688	$ 125,399	$ 1,374,087

(1)	Includes an inter-company charge of $768,000 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $104,000 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.


	For the Nine Months Ended March 31, 2005
	Provident Bank	Provident Bank Mortgage	Consolidated Totals

Net interest income	$ 27,133	$ 2,919	$ 30,052

Non-interest income:
Loan servicing and other fees (1)	(3,850)	5,025	1,175
Gain on sale of loans, net (2)	412	13,236	13,648
Real estate operations, net	372	-	372
Deposit account fees	1,330	-	1,330
Gain on sale of investment securities	384	-	384
Other	1,047	4	1,051

Total non-interest income	(305)	18,265	17,960

Non-interest expense:
Salaries and employee benefits	9,852	5,828	15,680
Premises and occupancy	1,443	522	1,965
Operating and administrative expenses	3,274	2,677	5,951

Total non-interest expense	14,569	9,027	23,596

Income before taxes	$ 12,259	$ 12,157	$ 24,416

Total assets, end of period	$ 1,441,715	$ 180,967	$ 1,622,682

(1)	Includes an inter-company charge of $4.4 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $431,000 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Nine Months Ended March 31, 2004
	Provident Bank	Provident Bank Mortgage	Consolidated Totals

Net interest income	$ 24,209	$ 1,915	$ 26,124

Non-interest income:
Loan servicing and other fees (1)	(2,669)	4,268	1,599
Gain on sale of loans, net (2)	(3)	9,500	9,497
Real estate operations, net	149	73	222
Deposit account fees	1,491	-	1,491
Other	918	20	938

Total non-interest income	(114)	13,861	13,747

Non-interest expense:
Salaries and employee benefits	9,343	4,685	14,028
Premises and occupancy	1,365	465	1,830
Operating and administrative expenses	3,174	2,149	5,323

Total non-interest expense	13,882	7,299	21,181

Income before taxes	$ 10,213	$ 8,477	$ 18,690

Total assets, end of period	$ 1,248,688	$ 125,399	$ 1,374,087

(1)	Includes an inter-company charge of $3.6 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

(2)	Includes an inter-company charge of $368,000 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

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

Commitments	March 31, 2005	June 30, 2004

(In Thousands)

Undisbursed loan funds - Construction loans	$ 91,401	$ 78,137
Undisbursed lines of credit - Single-family loans	9,637	7,342
Undisbursed lines of credit - Commercial business loans	9,244	9,625
Undisbursed lines of credit - Consumer loans	1,724	1,794
Commitments to extend credit on loans held for investment	8,304	23,170

Total	$ 120,310	$ 120,068

In accordance with SFAS No. 133 and interpretations of the Derivative Implementation Group of the Financial Accounting Standards Board ("FASB"), the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations, under gain on sale of loans, during the quarters ended March 31, 2005 and 2004 was a loss of $436,000 and a loss of $379,000, respectively. For the nine months ended March 31, 2005 and 2004, the net impact of derivative financial instruments on the consolidated statements of operations was a loss of $263,000 and a loss of $1.3 million, respectively.

	March 31, 2005		June 30, 2004		March 31, 2004
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

(In Thousands)

Commitments to extend credit
on loans to be held for sale (1)	$ 75,303	$ (92)	$ 63,750	$ 167	$ 70,674	$ (99)
Forward loan sale agreements	25,500	(123)	37,500	(317)	59,000	47
Put option contracts	12,000	135	10,000	41	19,000	110

Total	$ 112,803	$ (80)	$ 111,250	$ (109)	$ 148,674	$ 58

(1)	Net of estimated commitments of 22.3 percent at March 31, 2005, 26.6 percent at June 30, 2004 and 26.2 percent at March 31, 2004, which may not fund (fallout ratio).

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


2004. This action results in a delay in the recognition of servicing released premiums until the underlying loans are funded and sold.

Note 5: Off-Balance Sheet Financing Arrangements and Contractual Obligations

As discussed in Note 4, the Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. As of March 31, 2005 and June 30, 2004, the Corporation had commitments to extend credit of $83.6 million and $86.9 million, respectively.

Note 6: Recent Accounting Pronouncements

SFAS No. 123R:
 In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance and is a revision of SFAS No. 123, "Accounting for Stock-based Compensation." This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The revised accounting for stock-based compensation requirements must be adopted by the Corporation no later than the beginning of the annual reporting period that begins after June 15, 2005. Management does not anticipate that this will have a material effect on the Corporation's results of operations, financial position or cash flows. Had the Corporation adopted SFAS No. 123R in prior periods, the impact of the net income and earnings per share would have been approximately similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as disclosed in the table on page 7.

FIN No. 46R:
 In December 2003, the FASB issued FIN No. 46R, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the expected losses from the variable interest entity's activities or is entitled to receive a majority of the entity's expected residual returns or both. FIN No. 46R also requires disclosure about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements were required to be adopted no later than the beginning of the first fiscal year or interim period beginning after March 15, 2004. The adoption of FIN No. 46R did not have a material impact on the Corporation's results of operations, financial position or cash flows.

SOP 03-3:
 In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt


securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows were subsequently expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. The adoption of this statement did not have a material impact on the Corporation's financial position, results of operations, or cash flows.

EITF No. 03-1:
 In March 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1") as applicable to debt and equity securities that are within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock." An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor's intent. The severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. In September 2004 the FASB staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1". The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The FASB also issued FSP EITF Issue 03-1-b, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The impact, if any, of the recognition and measurement provisions of EIFT 03-1 will not be known until the FASB issues its guidance.

Note 7: Subsequent Events

On April 21, 2005, the Board of Directors of Provident Financial Corp, a wholly owned subsidiary of the Bank, declared a cash dividend of $500,000 to the Bank, which was paid on April 22, 2005.

On April 28, 2005, the Board of Directors of the Corporation approved a capital contribution of $3.0 million to the Bank, which was paid on April 29, 2005.

On April 28, 2005, the Board of Directors of the Corporation approved the acceleration of the vesting of outstanding stock options in the 1996 Stock Option Plan. The options that were accelerated were issued prior to January 1, 2004 to directors, officers and key employees who have three or more continuous years of service with the Corporation or an affiliate of the Corporation. The Board believes that it is in the best interest of the shareholders to accelerate the vesting of these options, as it will have a positive impact on the future earnings of the Corporation. The current expense recognized as a result of this action is approximately 19 percent of the estimated future expense that would have been recognized had the vesting not been accelerated. This action has been taken as a result of SFAS No. 123R issued by the Financial Accounting Standards Board, which the Corporation must adopt on July 1, 2005. Options to purchase 136,950 shares of the Corporation's common stock became exercisable on April 28, 2005, which will result in compensation expense of approximately $320,000 during the quarter ending June 30, 2005. The Corporation estimates that the total compensation expense which will not be recognized in future periods, approximately three years, will be $1.4 million as a result of this action. The other terms of each of the option grants will remain unchanged.


On April 28, 2005, the Corporation announced a cash dividend of $0.14 per share on the Corporation's outstanding shares of common stock for shareholders of record at the close of business on May 20, 2005, payable on June 10, 2005.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

 Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At March 31, 2005, the Corporation had total assets of $1.6 billion, total deposits of $943.5 million and total stockholders' equity of $119.5 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation's earnings per share. The Corporation entertains the repurchase of its common stock if the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential. Consideration is also given to the Corporation's liquidity, regulatory capital requirements and future capital needs based on the Corporation's current business plan. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is typically one year. Once the stock repurchase program is authorized, management may repurchase the Corporation's common stock from time to time in the open market or in privately negotiated transactions, depending upon market conditions and the factors described above. On June 28, 2004, the Corporation announced that its Board of Directors authorized the repurchase of up to five percent of its common stock, or approximately 354,585 shares, over a one-year period. As of March 31, 2005, 39 percent of the authorized shares under the June 2004 stock repurchase plan were purchased, leaving approximately 216,115 shares available for future repurchase. For further details on the Corporation's repurchase activity during the quarter, see "Unregistered Sales of Equity Securities and Use of Proceeds" disclosure on page 33.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002. On January 25, 2005, the Corporation announced a quarterly cash dividend of $0.14 per share for the Corporation's shareholders of record at the close of the business day on February 18, 2005, which was paid on March 14, 2005. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the


Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the California real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update this information.

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


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

Off-Balance Sheet Financing Arrangements and Contractual Obligations

 The following table summarizes the Corporation's contractual obligations at March 31, 2005 and the effect these obligations are expected to have on the Corporation's liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	1 year or less	Over 1 to 3 years	Over 3 to 5 years	Over 5 years	Total

Operating lease obligations	$ 692	$ 1,080	$ 598	$ 196	$ 2,566
Time deposits	250,708	155,717	38,114	170	444,709
FHLB borrowings	201,769	128,839	119,975	148,211	598,794

Total	$ 453,169	$ 285,636	$ 158,687	$ 148,577	$ 1,046,069

The expected obligation for time deposits and FHLB borrowings include anticipated interest accruals based on respective contractual terms.

For a discussion of the Corporation's commitments and derivative financial instruments, see Note 4 on page 10.

Comparison of Financial Condition at March 31, 2005 and June 30, 2004

Total assets increased $303.7 million, or 23 percent, to $1.6 billion at March 31, 2005 from $1.3 billion at June 30, 2004. This increase was primarily the result of an increase in loans held for investment and receivable from sale of loans.


Cash and cash equivalents decreased $12.4 million, or 32 percent, to $25.9 million at March 31, 2005 from $38.3 million at June 30, 2004. The decrease was primarily the result of a decline in excess liquidity, resulting from unfunded loans and/or funds received late in the day, approximately $18.0 million at June 30, 2004 as compared to $5.0 million at March 31, 2005.

Total investment securities decreased $3.8 million, or two percent, to $248.8 million at March 31, 2005 from $252.6 million at June 30, 2004. As of March 31, 2005, there were no investment securities with an other-than-temporary impairment. For the nine months of fiscal 2005, $49.3 million of investment securities were purchased, while $7.0 million of investment securities matured or were called by the issuers and $44.1 million of reductions were the result of mortgage-backed securities principal prepayments.

Loans held for investment, net of allowance for loan losses, increased $235.9 million, or 27 percent, to $1.1 billion at March 31, 2005 from $862.5 million at June 30, 2004. In the nine months of fiscal 2005, the Bank originated $615.4 million of loans held for investment, of which $197.7 million, or 32 percent, were "preferred loans" (multi-family, commercial real estate, construction and commercial business loans), including the purchase of $47.7 million of preferred loans during the period. Total loan prepayments during the nine months of fiscal 2005 were $356.3 million. Preferred loans increased to $307.4 million, or 28 percent of loans held for investment at March 31, 2005, as compared to $240.6 million, or 28 percent of loans held for investment, at June 30, 2004. Purchased loans serviced by others at March 31, 2005 were $54.9 million or five percent of loans held for investment, compared to $43.6 million, or five percent of loans held for investment at June 30, 2004.

Loans held for sale decreased $12.8 million, or 64 percent, to $7.3 million at March 31, 2005 from $20.1 million at June 30, 2004. The decrease was the result of the timing differences between loan funding and loan sale dates.

Receivable from the sale of loans increased $87.5 million, or 101 percent, to $174.0 million at March 31, 2005 from $86.5 million at June 30, 2004. The increase was the result of the timing differences between loan sale and loan sale settlement dates.

FHLB stock increased $8.3 million, or 30 percent, to $36.2 million at March 31, 2005 from $27.9 million at June 30, 2004. The increase was the result of an increase in FHLB stock requirements, resulting from an increase in FHLB borrowings.

Total deposits increased $92.5 million, or 11 percent, to $943.5 million at March 31, 2005 from $851.0 million at June 30, 2004. This increase was primarily attributable to an increase of $135.0 million in time deposits, partly offset by a decrease of $42.5 million in transaction accounts. The increase in time deposits and the decrease in transaction accounts was attributable primarily to the increase in interest rates and the Bank's marketing campaign to lock-in time deposits during a rising rate environment in the first nine months of fiscal 2005.

Borrowings, which consisted entirely of FHLB advances, increased $205.5 million, or 63 percent, to $530.4 million at March 31, 2005 from $324.9 million at June 30, 2004. The increase in borrowings and deposits funded the increase in loans held for investment and receivable from the sale of loans. The weighted-average maturity of the Bank's FHLB advances was approximately 35 months (29 months, based on put dates) at March 31, 2005 as compared to the weighted-average maturity of 45 months (33 months, based on put dates) at June 30, 2004.

Total stockholders' equity increased $9.5 million, or nine percent, to $119.5 million at March 31, 2005, from $110.0 million at June 30, 2004, primarily as a result of the net income during the nine months of fiscal 2005, which was partly offset by common stock repurchases. During the nine months of fiscal 2005, a total of 138,470 shares were repurchased at an average price of $24.20 per share.


Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2005 and 2004

The Corporation's net income for the third quarter ended March 31, 2005 was $4.6 million, an increase of $466,000, or 11 percent, from $4.1 million during the same quarter of fiscal 2004. This increase was primarily attributable to increases in net interest income and gain on sale of loans, partly offset by an increase in non-interest expense. For the nine months ended March 31, 2005, the Corporation's net income was $13.9 million, up $3.1 million or 29 percent from $10.8 million during the same period of fiscal 2004. This increase was primarily attributable to increases in net interest income, gain on sale of loans and gain on sale of investment securities, partially offset by an increase in non-interest expense.
The Corporation's net interest income before loan loss provisions increased by $1.4 million, or 15 percent, to $11.0 million for the quarter ended March 31, 2005 from $9.6 million during the comparable period of fiscal 2004. This increase was the result of higher average earning assets, partially offset by a lower net interest margin. The average balance of earning assets increased $232.1 million, or 19 percent, to $1.5 billion in the third quarter of fiscal 2005 from $1.2 billion in the comparable period of fiscal 2004. The net interest margin decreased to 2.98 percent in the third quarter of fiscal 2005, down 11 basis points from 3.09 percent during the same period of fiscal 2004. The decrease in the net interest margin during the third quarter of fiscal 2005 was primarily attributable to an increase in the average cost of funds, which was more than the increase in the average yield of earning assets. For the nine months ended March 31, 2005, the net interest income before loan loss provisions was $31.4 million, up $4.6 million, or 17 percent, from $26.8 million during the same period of fiscal 2004. This increase was the result of higher average earning assets. The average balance of earning assets increased $205.5 million, or 17 percent, to $1.4 billion in the first nine months of fiscal 2005 from $1.2 billion in the comparable period of fiscal 2004. The net interest margin remained unchanged at 2.98 percent in the first nine months of fiscal 2005 as compared to the same period of fiscal 2004.

The Corporation's efficiency ratio remained unchanged at 48 percent in the third quarter of fiscal 2005 as compared to the same period of fiscal 2004. For the nine months ended March 31, 2005, the efficiency ratio improved to 48 percent from 52 percent in the comparable period in fiscal 2004.

Return on average assets for the quarter ended March 31, 2005 decreased 5 basis points to 1.20 percent from 1.25 percent in the same period last year. For the nine months ended March 31, 2005 and 2004, the return on average assets was 1.27 percent and 1.13 percent, respectively, an increase of 14 basis points.

Return on average equity for the quarter ended March 31, 2005 increased 15 basis points to 15.48 percent from 15.33 percent in the same period last year. For the nine months ended March 31, 2005 and 2004, the return on average equity was 16.16 percent and 13.65 percent, respectively.

Diluted earnings per share for the quarter ended March 31, 2005 were $0.64, an increase of 12 percent from $0.57 for the quarter ended March 31, 2004. For the nine months ended March 31, 2005 and 2004, diluted earnings per share were $1.95 and $1.49, respectively, an increase of 31 percent.

Interest Income. Total interest income increased by $3.4 million, or 21 percent, to $19.5 million for the third quarter of fiscal 2005 from $16.1 million in the same quarter of fiscal 2004. This increase was primarily the result of a higher average earning assets balance and a higher average earning asset yield. The average yield on earning assets during the third quarter of fiscal 2005 was 5.28 percent, 12 basis points higher than the average yield of 5.16 percent during the same period of fiscal 2004. Increases in the average yield on investment securities and FHLB stock were partly offset by a decrease in the average yield on loans.

Loan interest income increased $3.5 million, or 26 percent, to $17.1 million in the quarter ended March 31, 2005 from $13.6 million for the same quarter of fiscal 2004. This increase was attributable to a higher average loan balance, partially offset by a lower average loan yield. The average balance of loans outstanding, including loans held for sale, increased $242.2 million, or 26 percent, to $1.2 billion during the third quarter of fiscal 2005 from $945.3 million during the same quarter of fiscal 2004. The average loan yield during the third quarter of fiscal 2005 decreased to 5.75 percent from 5.77 percent during the same quarter last year. The decline in the average loan yield was primarily attributable to the prepayment of higher yielding loans and adjustable portfolio loans adjusting to lower interest rates.


Interest income from investment securities decreased $115,000, or five percent, to $2.1 million during the quarter ended March 31, 2005 from $2.2 million during the same quarter of fiscal 2004. This decrease was primarily a result of a decrease in average balance, partly offset by an increase in average yield. The average balance of investment securities decreased $19.9 million, or seven percent, to $256.9 million in the third quarter of fiscal 2005 from $276.8 million in the same quarter of fiscal 2004. The average yield on the investment securities portfolio increased 7 basis points to 3.25 percent during the quarter ended March 31, 2005 from 3.18 percent during the quarter ended March 31, 2004. The increase in the average yield of investment securities was primarily the result of a reduction of the mortgage-backed securities ("MBS") principal prepayments with a corresponding reduction to the MBS premium amortization. The decline in principal prepayments was due primarily to the general increase in short-term interest rates during the previous 12 months. The MBS premium/discount amortization is comprised of a scheduled amortization based on the estimated average life of the MBS at the time of purchase and an accelerated amortization resulting from a shorter average life of the MBS. The accelerated amortization in the third quarter of fiscal 2005 declined by $78,000 to $127,000 as compared to $205,000 in the same quarter of fiscal 2004. The decline in the accelerated amortization resulted in a 12-basis point increase in the investment yield.

FHLB stock dividends increased by $130,000, or 55 percent, to $367,000 in the third quarter of fiscal 2005 from $237,000 in the same period of fiscal 2004. This increase was attributable to a higher average balance and a higher average yield. The average balance of FHLB stock increased $9.1 million to $34.3 million during the third quarter of fiscal 2005 from $25.2 million during the same period of fiscal 2004. The increase in FHLB stock was in accordance with the borrowing requirements of the FHLB. The average yield on FHLB stock increased 52 basis points to 4.28 percent during the third quarter of fiscal 2005 from 3.76 percent during the same period last year. The increase in the average yield was primarily a result of higher dividend accruals based upon the actual dividends received in the prior periods and estimates provided by the FHLB.

For the nine months ended March 31, 2005, total interest income increased $8.7 million, or 19 percent, to $54.9 million as compared to $46.2 million for the same period of fiscal 2004. This increase was primarily attributable to increases in the average balance and the average yield on earning assets. The average yield on earning assets increased 7 basis points to 5.21 percent during the nine months ended March 31, 2005 from 5.14 percent during the same period of fiscal 2004.

Interest income from loans increased by $8.1 million, or 21 percent, to $47.5 million during the nine months of fiscal 2005 from $39.4 million during the same period of fiscal 2004. This increase was primarily attributable to an increase in the average balance, partly offset by a decrease in the average yield on loans. The average loans outstanding increased $214.9 million, or 24 percent, to $1.1 billion during the nine months ended March 31, 2005 from $894.7 million during the same period of fiscal 2004. The average yield on loans decreased 17 basis points to 5.71 percent during the nine months of fiscal 2005 as compared to 5.88 percent during the same period of fiscal 2004. The decline in the average loan yield was primarily attributable to loan prepayments and portfolio loans adjusting to lower interest rates as a result of the significant decline in mortgage interest rates, in addition to new mortgage loans originated with lower interest rates.

Interest income from investment securities increased $228,000, or four percent, to $6.3 million during the nine months ended March 31, 2005 from $6.1 million during the same period of fiscal 2004. This increase was primarily a result of an increase in the average yield, which was partially offset by a decrease in the average balance. The yield on the investment securities increased 32 basis points to 3.20 percent during the nine months ended March 31, 2005 from 2.88 percent during the nine months ended March 31, 2004. The average balance of investment securities decreased $18.2 million to $262.1 million in the nine months of fiscal 2005 from $280.3 million in the same period of fiscal 2004. The increase in the average yield of investment securities was primarily the result of a reduction of the mortgage-backed securities ("MBS") principal prepayments with a corresponding reduction to the MBS premium amortization. The decline in principal prepayments was due primarily to the general increase in short-term interest rates during the previous 12 months. The accelerated amortization in the nine months of fiscal 2005 declined by $769,000 to $470,000 as compared to $1.2 million in the same period of fiscal 2004. The decline in the accelerated amortization resulted in a 39-basis point increase in the investment yield.


FHLB stock dividends increased $370,000, or 55 percent, to $1.0 million in the nine months of fiscal 2005 from $670,000 in the same period of fiscal 2004. The increase was attributable to a higher average balance and a higher average yield. The average balance of FHLB stock increased $8.7 million, or 38 percent, to $31.5 million during the nine months of fiscal 2005 from $22.8 million during the same period of fiscal 2004. The average yield on FHLB stock increased 49 basis points to 4.41 percent during the nine months of fiscal 2005 from 3.92 percent during the same period of fiscal 2004.

Interest Expense. Total interest expense for the quarter ended March 31, 2005 was $8.5 million as compared to $6.4 million for the same period of fiscal 2004, an increase of $2.1 million, or 33 percent. This increase was primarily attributable to a higher average balance of interest-bearing liabilities and an increase in the average cost. The average balance of interest-bearing liabilities increased $216.3 million, or 19 percent, to $1.4 billion during the third quarter of fiscal 2005 from $1.2 billion during the same period of fiscal 2004. The average cost of interest-bearing liabilities was 2.49 percent during the quarter ended March 31, 2005, up 28 basis points from 2.21 percent during the same period of fiscal 2004.

Interest expense on deposits for the quarter ended March 31, 2005 was $4.1 million as compared to $3.3 million for the same period of fiscal 2004, an increase of $888,000, or 27 percent. The increase in interest expense on deposits was primarily attributable to a higher average balance and a higher average cost. The average balance of deposits increased $103.4 million, or 12 percent, to $931.7 million during the quarter ended March 31, 2005 from $828.3 million during the same period of fiscal 2004. The average balance of time deposits to total deposits in the third quarter of fiscal 2005 was 44 percent, compared to 32 percent in the same period of fiscal 2004. The average cost of deposits increased to 1.80 percent during the quarter ended March 31, 2005 from 1.58 percent during the same quarter of fiscal 2004, an increase of 22 basis points. The increase in the average cost of deposits was attributable to the increase in the average cost of time deposits and the change in composition of deposits, which was partially offset by the lower average cost of transaction accounts.

Interest expense on borrowings for the quarter ended March 31, 2005 increased $1.1 million, or 34 percent, to $4.3 million from $3.2 million for the same period of fiscal 2004. The increase in interest expense on borrowings was primarily a result of a higher average balance and a higher average cost. The average balance of borrowings increased $112.9 million, or 33 percent, to $452.1 million during the quarter ended March 31, 2005 from $339.2 million during the same period of fiscal 2004. The average cost of borrowings increased to 3.90 percent for the quarter ended March 31, 2005 from 3.77 percent in the same quarter of fiscal 2004, an increase of 13 basis points. The increase in the average cost of borrowings was primarily attributable to increases in short-term interest rates during the quarter and an additional $45.0 million in long-term borrowings.

For the nine months ended March 31, 2005, total interest expense increased $4.1 million, or 21 percent, to $23.5 million as compared to $19.4 million for the same period of fiscal 2004. The increase in total interest expense was primarily attributable to a higher average balance and a higher average cost. The average balance of interest-bearing liabilities during the nine months of fiscal 2005 increased $191.5 million, or 17 percent, to $1.3 billion as compared to $1.1 billion during the same period of fiscal 2004. The average cost of interest-bearing liabilities increased 9 basis points to 2.39 percent during the nine months of fiscal 2005 as compared to 2.30 percent during the same period of fiscal 2004.

For the nine months ended March 31, 2005, interest expense on deposits increased $1.5 million, or 15 percent, to $11.6 million as compared to $10.1 million for the same period of fiscal 2004. The increase in interest expense on deposits was primarily a result of a higher average balance and a higher average cost. The average balance of deposits increased $101.8 million, or 13 percent, to $905.0 million during the nine months of fiscal 2005 from $803.2 million during the same period of fiscal 2004. The average balance of time deposits increased to 40 percent of total deposits in the nine months of fiscal 2005, compared to 34 percent of total deposits in the same period of fiscal 2004. The average cost of deposits increased 5 basis points to 1.71 percent during the nine months of fiscal 2005 as compared to 1.66 percent during the same period of fiscal 2004. The increase in the average cost of deposits was attributable to the increase in the average cost of time deposits and the change in composition of deposits, which was partially offset by the lower average cost of transaction accounts.

For the nine months ended March 31, 2005, interest expense on borrowings increased $2.6 million to $11.9 million as compared to $9.3 million for the same period of fiscal 2004. The increase in interest expense on


borrowings was primarily attributable to a higher average balance, partially offset by a slightly lower average cost. The average balance of borrowings increased $89.7 million, or 28 percent, to $407.4 million in the nine months of fiscal 2005 as compared to $317.7 million during the same period of fiscal 2004. The average cost of borrowings decreased 1 basis point to 3.88 percent during the nine months of fiscal 2005 as compared to 3.89 percent during the same period of fiscal 2004. The decline in the average cost of borrowings was primarily attributable to maturing higher cost borrowings replaced with new borrowings at lower costs and an increase in the utilization of overnight borrowings.

The following tables depict the average balance sheets for the quarters and nine months ended March 31, 2005 and 2004, respectively:

   Average Balance Sheets
    (Dollars in Thousands)

	Quarter Ended March 31, 2005			Quarter Ended March 31, 2004
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Interest-earning assets:
Loans receivable, net (1)	$ 1,187,529	$ 17,057	5.75%	$ 945,349	$ 13,643	5.77%
Investment securities	256,916	2,089	3.25%	276,845	2,204	3.18%
FHLB stock	34,271	367	4.28%	25,191	237	3.76%
Interest-earning deposits	1,267	7	2.21%	502	1	0.72%

Total interest-earning assets	1,479,983	19,520	5.28%	1,247,887	16,085	5.16%

Non interest-earning assets	52,718			72,346

Total assets	$ 1,532,701			$ 1,320,233

Deposits and borrowings:
Checking and money market accounts (2)	$ 222,655	290	0.53%	$ 210,772	335	0.64%
Savings accounts	302,308	1,076	1.44%	354,170	1,358	1.54%
Time deposits	406,722	2,777	2.77%	263,325	1,562	2.38%

Total deposits	931,685	4,143	1.80%	828,267	3,255	1.58%

Borrowings	452,090	4,346	3.90%	339,186	3,188	3.77%

Total deposits and borrowings	1,383,775	8,489	2.49%	1,167,453	6,443	2.21%

Other liabilities	30,616			45,444

Total liabilities	1,414,391			1,212,897

Stockholders' equity	118,310			107,336

Total liabilities and stockholders' equity	$ 1,532,701			$ 1,320,233

Net interest income		$ 11,031			$ 9,642

Interest rate spread (3)			2.79%			2.95%
Net interest margin (4)			2.98%			3.09%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.95%			106.89%
Return on average assets			1.20%			1.25%
Return on average equity			15.48%			15.33%

(1)	The average balance includes loans held for sale, receivable from sale of loans and non-accrual loans. Interest includes the net deferred loan fee amortization of $56,000 and $209,000 for the quarter ended March 31, 2005 and 2004, respectively.
(2)	Includes average balance of non-interest bearing checking accounts of $48.3 million and $43.6 million during the quarters ended March 31, 2005 and 2004, respectively.
(3)	Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


   Average Balance Sheets
    (Dollars in Thousands)

	Nine Months Ended March 31, 2005			Nine Months Ended March 31, 2004
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Interest-earning assets:
Loans receivable, net (1)	$ 1,109,641	$ 47,506	5.71%	$ 894,690	$ 39,449	5.88%
Investment securities	262,077	6,293	3.20%	280,330	6,065	2.88%
FHLB stock	31,478	1,040	4.41%	22,766	670	3.92%
Interest-earning deposits	1,354	18	1.77%	1,277	11	1.15%

Total interest-earning assets	1,404,550	54,857	5.21%	1,199,063	46,195	5.14%

Non interest-earning assets	54,351			70,352

Total assets	$ 1,458,901			$ 1,269,415

Deposits and borrowings:
Checking and money market accounts(2)	$ 220,148	879	0.53%	$ 201,952	1,074	0.71%
Savings accounts	319,768	3,483	1.45%	332,185	3,989	1.59%
Time deposits	365,104	7,264	2.65%	269,092	5,001	2.47%

Total deposits	905,020	11,626	1.71%	803,229	10,064	1.66%

Borrowings	407,386	11,873	3.88%	317,659	9,318	3.89%

Total deposits and borrowings	1,312,406	23,499	2.39%	1,120,888	19,382	2.30%

Other liabilities	32,057			43,207

Total liabilities	1,344,463			1,164,095

Stockholders' equity	114,438			105,320

Total liabilities and stockholders' equity	$ 1,458,901			$ 1,269,415

Net interest income		$ 31,358			$ 26,813

Interest rate spread (3)			2.82%			2.84%
Net interest margin (4)			2.98%			2.98%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.02%			106.97%
Return on average assets			1.27%			1.13%
Return on average equity			16.16%			13.65%

(1)	The average balance includes loans held for sale, receivable from sale of loans and non-accrual loans. Interest includes the net deferred loan fee amortization of $146,000 and $613,000 for the nine months ended March 31, 2005 and 2004, respectively.
(2)	Includes average balance of non-interest bearing checking accounts of $46.4 million and $45.3 million during the nine months ended March 31, 2005 and 2004, respectively.
(3)	Represents the difference between weighted average yield on all interest-earning assets and weighted average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


The following tables provide the rate/volume variances for the quarters and nine months ended March 31, 2005 and 2004, respectively:

Rate/Volume Variance
 (In Thousands)

	Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net

Interest-earning assets:
Loans receivable (1)	$ (67)	$ 3,493	$ (12)	$ 3,414
Investment securities	46	(158)	(3)	(115)
FHLB stock	33	85	12	130
Interest-bearing deposits	2	1	3	6

Total net change in income on interest-earning assets	14	3,421	-	3,435

Interest-bearing liabilities:
Checking and money market accounts	(61)	19	(3)	(45)
Savings accounts	(98)	(197)	13	(282)
Time deposits	235	842	138	1,215
Borrowings	72	1,050	36	1,158

Total net change in expense on interest-bearing liabilities	148	1,714	184	2,046

Change in net interest income	$ (134)	$ 1,707	$ (184)	$ 1,389

(1)	Includes loans held for sale and receivable from sale of loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

	Nine months Ended March 31, 2005 Compared to Nine months Ended March 31, 2004 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net

Interest-earning assets:
Loans receivable (1)	$ (1,148)	$ 9,479	$ (274)	$ 8,057
Investment securities	666	(394)	(44)	228
FHLB stock	82	256	32	370
Interest-bearing deposits	6	1	-	7

Total net change in income on interest-earning assets	(394)	9,342	(286)	8,662

Interest-bearing liabilities:
Checking and money market accounts	(267)	97	(25)	(195)
Savings accounts	(371)	(148)	13	(506)
Time deposits	353	1,780	130	2,263
Borrowings	(58)	2,620	(7)	2,555

Total net change in expense on interest-bearing liabilities	(343)	4,349	111	4,117

Change in net interest income	$ (51)	$ 4,993	$ (397)	$ 4,545

(1)	Includes loans held for sale and receivable from sale of loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted average balance outstanding.


Provision for Loan Losses. A $404,000 loan loss provision was recorded during the third quarter of fiscal 2005, as compared to $420,000 during the same period of fiscal 2004. During the third quarter of fiscal 2005, specific valuation allowances of $102,000 were released to the general valuation allowance on five classified commercial business loans. The release was due primarily to one loan, which was paid-in-full and adequate collateral coverage on the four remaining loans. For the nine months ended March 31, 2005, the loan loss provision was $1.3 million, an increase of 90 percent from $689,000 in the comparable period last year. The loan loss provision was recorded primarily in response to loan growth during the third quarter and the nine months of fiscal 2005, particularly in "preferred" loans, which have a higher risk profile than single-family loans.

The allowance for loan losses was $8.9 million at March 31, 2005 as compared to $7.6 million at June 30, 2004. The allowance for loan losses as a percentage of gross loans held for investment was 0.80 percent at March 31, 2005 as compared to 0.88 percent at June 30, 2004. Management considers the allowance for loan losses sufficient to absorb probable incurred losses inherent in loans held for investment.

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


The following table is provided to disclose additional details on the Corporation's allowance for loan losses and asset quality (dollars in thousands):

	For the Quarter Ended March 31,		For Nine months Ended March 31,
	2005	2004	2005	2004

Allowance at beginning of period	$ 8,510	$ 7,480	$ 7,614	$ 7,218
Provision for loan losses	404	420	1,306	689
Recoveries:
Consumer loans	-	1	-	1

Total recoveries	-	1	-	1

Charge-offs:
Commercial business loans	(32)	-	(32)	-
Consumer loans	(3)	(2)	(9)	(9)
Other loans	-	(15)	-	(15)

Total charge-offs	(35)	(17)	(41)	(24)

Net charge-offs	(35)	(16)	(41)	(23)

Balance at end of period	$ 8,879	$ 7,884	$ 8,879	$ 7,884

Allowance for loan and lease losses as a percentage of gross loans held for investment	0.80%	0.89%	0.80%	0.89%

Net charge-offs as a percentage of average loans outstanding during the period	0.01%	0.01%	-	-

Allowance for loan and lease losses as a percentage of non-performing loans at the end of the period	1,520.38%	522.47%	1,520.38%	522.47%

Non-Interest Income. Total non-interest income increased $464,000, or nine percent, to $5.4 million during the quarter ended March 31, 2005 from $4.9 million during the same period of fiscal 2004. The increase in non-interest income was primarily attributable to an increase in the gain on sale of loans. A $63,000 impairment reserve on the servicing asset was recorded in the third quarter of fiscal 2005. The servicing asset is evaluated quarterly for impairment and the impairment reserve is adjusted in response to accelerated or slower prepayments of the underlying loans serviced for others, which reduces or increases the value of the servicing asset.

The gain on sale of loans increased $583,000, or 16 percent, to $4.2 million for the quarter ended March 31, 2005 from $3.6 million during the same quarter of fiscal 2004. This increase was primarily the result of a higher volume of loans originated for sale, partly offset by a lower average loan sale margin. The gain on sale of loans includes an unfavorable adjustment of $436,000 on derivative financial instruments (SFAS No. 133) in the quarter ended March 31, 2005 as compared to an unfavorable adjustment of $379,000 in the same period of fiscal 2004. The PBM loan sale volume used to calculate the loan sale margin, which is defined as PBM loans originated for sale adjusted for the change in commitments to extend credit on loans to be held for sale, was $350.2 million in the third quarter of fiscal 2005 as compared to $294.1 million in the same quarter of fiscal 2004. The average loan sale margin for PBM during the third quarter of fiscal 2005 was 1.15 percent, down from 1.17 percent in the same period of fiscal 2004. The volume of loans originated for sale was $333.5 million in the third quarter of fiscal 2005, up 32 percent from $252.1 million during the same period last year, a result of relatively low mortgage interest rates and continued strength in the Southern California real estate market.

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

The average profit margin for PBM in the third quarter of fiscal 2005 and 2004 was 68 basis points and 71 basis points, respectively. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit. The decrease in the profit margin was primarily attributable to the lower average gain on sale margin.

For the nine months ended March 31, 2005, total non-interest income increased $4.3 million, or 31 percent, to $18.0 million from $13.7 million during the same period of fiscal 2004. The increase in non-interest income was primarily attributable to an increase in the gain on sale of loans and the gain on sale of investment securities. The Corporation sold 6,000 shares of Freddie Mac common stock for a gain of $384,000 in the first quarter of fiscal 2005. A $99,000 impairment reserve on the servicing asset was recorded during the nine months of fiscal 2005.

For the nine months ended March 31, 2005, the gain on sale of loans increased $4.1 million, or 43 percent, to $13.6 million from $9.5 million during the same period of fiscal 2004. This increase was primarily the result of a higher volume of loans originated for sale and a higher average loan sale margin. The gain on sale of loans includes an unfavorable adjustment of $263,000 on derivative financial instruments (SFAS No. 133) in the nine months ended March 31, 2005 as compared to an unfavorable adjustment of $1.3 million in the same period of fiscal 2004. The PBM loan sale volume used to calculate the loan sale margin, which is defined as PBM loans originated for sale adjusted for the change in commitments to extend credit on loans to be held for sale, was $957.5 million in the nine months of fiscal 2005 as compared to $741.7 million in the same period of fiscal 2004. The average loan sale margin for PBM during the nine months of fiscal 2005 was 1.38 percent, up from 1.28 percent in the same period of fiscal 2004.

The average profit margin for PBM in the nine months of fiscal 2005 and 2004 was 87 basis points and 77 basis points, respectively.

Non-Interest Expense. Total non-interest expense increased $947,000, or 14 percent, to $7.9 million in the quarter ended March 31, 2005 from $7.0 million during the same quarter of fiscal 2004. The increase in non-interest expense was primarily the result of an increase in variable compensation expense related to loan production volume in the community banking business and the mortgage banking business. Although non-interest expense increased for the third quarter of fiscal 2005, the efficiency ratio remained unchanged at 48 percent as compared to the third quarter of fiscal 2004.

For the nine months ended March 31, 2005, total non-interest expense increased $2.4 million, or 11 percent, to $23.6 million from $21.2 million during the same period of fiscal 2004. The efficiency ratio improved to 48 percent from 52 percent during the same period of fiscal 2004.

Income taxes. Income tax expense was $3.5 million for the quarter ended March 31, 2005 as compared to $3.0 million during the same period of fiscal 2004. The effective tax rate for the quarters ended March 31, 2005 and 2004 was approximately 43.1 percent and 42.3 percent, respectively. The Corporation believes that the effective income tax rate applied in the third quarter of fiscal 2005 reflects its current income tax obligations.

For the nine months ended March 31, 2005, income tax expense was $10.5 million as compared to $7.9 million during the same period of fiscal 2004. The effective tax rate for the nine months ended March 31, 2005 and 2004 was approximately 43.2 percent and 42.3 percent, respectively. The Corporation believes that the effective income tax rate applied in the nine months of fiscal 2005 reflects its current income tax obligations and anticipates the effective tax rate for the remainder of the fiscal year to be approximately 43.2 percent.


The following table is provided to disclose details related to the volume of loans originated, purchased and sold:

Loan Volume Activities
 (In Thousands)

	For the Quarter Ended March 31,		For Nine months Ended March 31,
	2005	2004	2005	2004

Loans originated for sale:
Retail originations	$ 100,065	$ 110,316	$ 275,476	$ 355,331
Wholesale originations	233,474	141,772	668,230	433,104

Total loans originated for sale (1)	333,539	252,088	943,706	788,435

Loans sold:
Servicing released	(315,428)	(211,469)	(900,802)	(640,419)
Servicing retained	(26,685)	(45,887)	(65,891)	(166,493)

Total loans sold (2)	(342,113)	(257,356)	(966,693)	(806,912)

Loans originated for portfolio:
Mortgage loans:
Single-family	108,508	71,407	410,766	335,672
Multi-family	7,579	6,875	22,501	21,977
Commercial real estate	6,390	5,923	31,973	21,692
Construction	30,853	35,781	89,854	92,994
Commercial business loans	1,299	1,424	5,578	2,224
Other loans	225	832	5,695	4,014

Total loans originated for portfolio	154,854	122,242	566,367	478,573

Loans purchased for portfolio:
Mortgage loans:
Multi-family	12,255	-	21,388	-
Commercial real estate	-	-	2,375	1,198
Construction	10,239	10,796	23,983	20,321
Other loans	-	-	1,250	-

Total loans purchased for portfolio	22,494	10,796	48,996	21,519

Mortgage loan principal repayments	(101,201)	(112,153)	(356,284)	(334,251)
Decrease in other items, net (3)	(11,031)	(2,094)	(13,080)	(7,310)

Net increase in loans held for investment and loans held for sale	$ 56,542	$ 13,523	$ 223,012	$ 140,054

(1)	Primarily comprised of PBM loans originated for sale, totaling $330.0 million, $246.9 million, $929.1 million and $779.0 million for the quarters and nine months ended March 31, 2005 and 2004, respectively.
(2)	Primarily comprised of PBM loans sold, totaling $331.4 million, $248.0 million, $935.0 million and $788.0 million for the quarters and nine months ended March 31, 2005 and 2004, respectively.
(3)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, discounts or premiums on loans and allowance for loan losses.


Asset Quality

Non-accrual loans, which primarily consisted of single-family loans, decreased $501,000, or 46 percent, to $584,000 at March 31, 2005 from $1.1 million at June 30, 2004. No interest accruals were made for loans that were past due 90 days or more.

The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment was 0.05 percent at March 31, 2005, down from 0.13 percent at June 30, 2004. Non-performing assets as a percentage of total assets improved to 0.04 percent at March 31, 2005 from 0.08 percent at the June 30, 2004.

The following table is provided to disclose details on asset quality (dollars in thousands):

	At March 31, 2005	At June 30, 2004

Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 584	$ 1,044
Commercial business loans	-	41

Total	584	1,085

Accruing loans which are contractually past due 90 days or more	-	-

Total of non-accrual and 90 days past due loans	-	1,085

Real estate owned	-	-

Total non-performing assets	$ 584	$ 1,085

Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net	0.05%	0.13%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.04%	0.08%

Non-performing assets as a percentage of total assets	0.04%	0.08%

The Bank reviews loans individually to identify when impairment has occurred. A loan is identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement. Impairment is based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Bank may measure impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As of March 31, 2005, the impaired loan balance was $75,000 with specific valuation allowances of $75,000, compared to the impaired loan balance of $1.3 million with specific valuation allowances of $365,000 at June 30, 2004.

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

The Bank has a standard credit facility available from the FHLB of San Francisco equal to 40 percent of its total assets, collateralized by loans, securities and FHLB stock. As of March 31, 2005, the Bank's available credit facility from the FHLB was $607.5 million. In addition to the FHLB credit facility, the Bank has an unsecured line of credit in the amount of $45.0 million with its correspondent bank.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth, to cover deposit withdrawals, to satisfy financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash to meet short-term liquidity needs. At March 31, 2005, cash and cash equivalents totaled $25.9 million, or 1.6 percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB borrowings, the Bank may rely on FHLB borrowings or unsecured lines of credit for its liquidity needs.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2001, regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operation. The Bank's average liquidity ratio for the quarter ended March 31, 2005 decreased to 12.4 percent from 19.0 percent during the same period in 2004. This decrease was primarily a result of redeployment of available cash flows into loans held for investment.

The Bank is committed to changing the loan portfolio composition with more emphasis on preferred loans. These loans generally have higher yields than single-family loans. During the third quarter of fiscal 2005, the volume of loans generated for the portfolio increased $44.3 million, or 33 percent, to $177.3 million as compared to $133.0 million in the comparable period last year. Of the total loans generated for the portfolio in the third quarter of fiscal 2005, $68.6 million, or 39 percent were preferred loans. For the nine months ended March 31, 2005 and 2004, the volume of loans generated for the portfolio increased $115.3 million, or 23 percent, to $615.4 million as compared to $500.1 million in the comparable period last year. Of the total loans generated for the portfolio in the nine months of fiscal 2005, $197.7 million, or 32 percent were preferred loans.

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


The Bank's capital amounts and ratios as of March 31, 2005 and June 30, 2004 are as follows (dollars in thousands):

	March 31, 2005		June 30, 2004
	Amount	Percent	Amount	Percent

Tier 1 (core) capital	$ 97,517	6.05%	$ 90,402	6.90%
Requirement to be "Well Capitalized"	80,656	5.00	65,485	5.00

Excess over requirement	$ 16,861	1.05%	$ 24,917	1.90%

Total risk-based capital	$ 103,803	10.48%	$ 94,983	12.39%
Requirement to be "Well Capitalized"	99,049	10.00	76,677	10.00

Excess over requirement	$ 4,754	0.48%	$ 18,306	2.39%

Tier 1 risk-based capital	$ 94,821	9.57%	$ 87,385	11.40%
Requirement to be "Well Capitalized"	59,429	6.00	46,006	6.00

Excess over requirement	$ 35,392	3.57%	$ 41,379	5.40%

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition. The Corporation's exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. For discussion on commitments and derivative financial instruments, see Note 4 on page 10.

Stockholders' Equity

 The ability of the Corporation to pay dividends depends > primarily on the >ability of the Bank to pay dividends to the Corporation. The >Bank may not declare or pay a cash dividend if the effect thereof >would cause its net worth to be reduced below either the amounts required >for the liquidation account established by the Bank in connection with the Conversion or the regulatory capital requirements imposed >by federal and state regulation. During the nine months of fiscal 2005, the Bank paid $5.5 million of cash dividends to the Corporation for the primary purpose of funding stock repurchases and cash dividends declared to shareholders. The Corporation paid $2.7 million of cash dividends to its shareholders in the nine months of fiscal 2005.

The Corporation repurchased 138,470 shares of its common stock under the existing authorized stock repurchase program during the nine months of fiscal 2005 at an average price of $24.20 per share. As of March 31, 2005, 39 percent of the authorized shares of the June 2004 stock repurchase plan were purchased, leaving approximately 216,115 shares available for future repurchase.

Incentive Plans

Management Recognition Plan (MRP):

The Corporation established the MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock. The Corporation acquired 461,250 shares of its common stock in the open market to fund the MRP in 1997. All of the MRP shares have been awarded. Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The Corporation


recognizes compensation expense for the MRP based on the fair value of the shares at the award date. MRP compensation expense was $34,000 for the quarters ended March 31, 2005 and 2004. For the nine months ended March 31, 2005 and 2004, the MRP compensation expense was $101,000 and $102,000, respectively. As of March 31, 2005, a total of 23,058 shares were allocated and outstanding, pending their respective distribution schedules.

Stock Option Plan:
 The Corporation established the 1996 Stock Option Plan ("1996 SOP") for certain of its directors and key employees under which options to acquire up to 1.15 million shares of common stock may be granted. On November 18, 2003, shareholders approved the 2003 Stock Option Plan ("2003 SOP") for certain of its directors and key employees under which options to acquire up to 352,500 shares of common stock may be granted. Under the Stock Option Plans, options may not be granted at a price less than the fair market value at the date of grant. Options vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The options are exercisable after vesting for up to the remaining term of the original grant (see Note 7 on page 12). The maximum term of the options granted is 10 years. In the nine months of fiscal 2005, a total of 65,500 options were granted, 43,450 options were forfeited and 44,650 options were exercised. As of March 31, 2005, the number of options available for future grants (under both plans) were 91,700 shares. As of March 31, 2005, a total of 1,002,250 options were outstanding with an average exercise price of $14.36 per option and an average remaining life of 5.66 years.

Supplemental Information

	March 31, 2005	June 30, 2004	March 31, 2004

Loans serviced for others (in thousands)	$ 285,368	$ 269,385	$ 231,464

Book value per share	$ 17.09	$ 15.51	$ 15.26

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


The following table is provided by the OTS and represents the NPV based on the indicated changes in interest rates as of March 31, 2005 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change (1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets (2)	Sensitivity Measure (2)

+300 bp	$ 142,175	(32,840)	$ 1,596,832	8.90%	-152 bp
+200 bp	158,161	(16,854)	1,628,073	9.71%	-71 bp
+100 bp	169,736	(5,279)	1,656,106	10.25%	-17 bp
0 bp	175,015	-	1,679,006	10.42%
-100 bp	172,603	(2,412)	1,694,803	10.18%	-24 bp

(1)	Represents the decrease of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2005 ("base case").
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is provided by the OTS and represents the change in the NPV at a +200 basis point rate shock at March 31, 2005 and a +200 basis point rate shock at June 30, 2004.

Risk measure: +200/+200 basis point rate shock	At March 31, 2005		At June 30, 2004

	(+200 bp rate shock)		(+200 bp rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	10.42%		11.47%
Post-shock NPV ratio: NPV as a % of PV Assets	9.71%		10.48%
Sensitivity measure: Change in NPV Ratio	71	bp	99	bp

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank's current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 100, plus 200 and minus 100 basis points. The following table describes the results of the analysis for March 31, 2005 and June 30, 2004.


March 31, 2005		June 30, 2004
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income

+200 bp	-10.49%	+200 bp	-13.28%
+100 bp	-3.35%	+100 bp	-7.45%
-100 bp	+2.52%	-100 bp	+2.00%

In both of the periods described above, the Bank is liability sensitive. Therefore, in a rising interest rate environment, the results project a decline in net interest income over the subsequent 12-month period, and in a falling interest rate environment, the results project an increase in net interest income over the subsequent 12-month period.

Management believes that the assumptions used to complete the analysis described in the table above are reasonable. However, past experience has shown that immediate, permanent and parallel movements in interest rates will not necessarily occur. Additionally, while the analysis provides a tool to evaluate the projected net interest income to changes in interest rates, actual results may be substantially different if actual experience differs from the assumptions used to complete the analysis. Therefore, the model results that we disclose should be thought of as a risk management tool to compare the trends of our current disclosure to our previous disclosures, over time, within the context of the actual performance of the treasury yield curve.

ITEM 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. An evaluation of the Corporation's disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and the Corporation's Disclosure Committee as of the end of the period covered by this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)	Changes in Internal Controls. In the quarter ended March 31, 2005, the Corporation did not make any significant changes in, nor were any corrective actions required, regarding its internal controls or other factors that could materially affect these controls. The Corporation intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Corporation's business. While the Corporation believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation's financial position or results of operations.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below represents the issuer purchases of equity securities for the third quarter of fiscal 2005.

Period	(a) Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan*

January 2005	-	-	110,000	244,585
February 2005	28,470	$ 27.94	138,470	216,115
March 2005	-	-	138,470	216,115

Total	28,470	$ 27.94	138,470	216,115

(*) On June 28, 2004 the Corporation announced a plan to repurchase up to five percent of its common stock, or approximately 354,585 shares, over a one-year period depending on market conditions and the capital requirements of the Corporation.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

a) Exhibits:
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K:
(1)	The Corporation filed Form 8-K dated January 20, 2005 regarding its earnings for the quarter ended December 31, 2004.
(2)	The Corporation filed Form 8-K dated January 21, 2005 regarding an Investor Presentation on the Corporation's website.
(3)	The Corporation filed Form 8-K dated January 25, 2005 regarding a quarterly cash dividend of $0.14 per share on the Corporation's outstanding shares of common stock with a record date on February 18, 2005, payable on March 14, 2005.


SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

May 6, 2005	/s/ Craig G. Blunden Craig G. Blunden Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 6, 2005	/s/ Donavon P. Ternes Donavon P. Ternes Chief Financial Officer (Principal Financial and Accounting Officer)

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 6, 2005	/s/ Craig G. Blunden Craig G. Blunden Chairman, President and Chief Executive Officer

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 6, 2005	/s/ Donavon P. Ternes Donavon P. Ternes Chief Financial Officer


Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended March 31, 2005 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 6, 2005	/s/ Craig G. Blunden Craig G. Blunden Chairman, President and Chief Executive Officer


Exhibit 32.2

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended March 31, 2005 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 6, 2005	/s/ Donavon P. Ternes Donavon P. Ternes Chief Financial Officer
