Form 10-K
period 2005-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2005-09-13
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

       (Mark one)                                                                                  FORM 10-K

      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                   ACT OF 1934

                   For the fiscal year ended June 30, 2005

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
      (State or other jurisdiction of incorporation                                                                                     (I.R.S. Employer
       or organization)                                                                                                                           Identification Number)

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
YES  X     NO ___.

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
YES  X    NO ___ .

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES         NO   X  .

As of September 2, 2005, there were 6,959,612 shares of the Registrant's common stock issued and outstanding. The Registrant's common stock is listed on the National Market System of the Nasdaq Stock Market under the symbol "PROV." The aggregate market value of the common stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq Stock Market on September 2, 2005, was $206.2 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the fiscal 2005 Annual Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III.


PROVIDENT FINANCIAL HOLDINGS, INC.
Table of Contents

                                                                                                                                                                                          Page

PART I
    Item 1.      Business                                                                                                                                                        1
    Item 2.      Properties                                                                                                                                                     39
    Item 3.      Legal Proceedings                                                                                                                                      39
    Item 4.      Submission of Matters to a Vote of Security Holders                                                                          40

PART II
     Item 5.     Market for Registrant's Common Equity, Related Stockholders Matters
                        and Issuer Purchases of   Equity Securities                                                                                        40
     Item 6.      Selected Financial Data                                                                                                                            41
     Item 7.      Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                                                                                            41
     Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                                           54
     Item 8.      Financial Statements and Supplementary Data                                                                                    57
     Item 9.      Changes in and Disagreements with Accountants on Accounting and
                         Financial Disclosure                                                                                                                               57
     Item 9A.   Control and Procedures                                                                                                                           57
     Item 9B.    Other Information                                                                                                                                     59

PART III
     Item 10.    Directors and Executive Officers of the Registrant                                                                             59
     Item 11.    Executive Compensation                                                                                                                         60
     Item 12.    Security Ownership of Certain Beneficial Owners and Management and
                         Related Stockholder Matters                                                                                                               60
     Item 13.    Certain Relationships and Related Transactions                                                                                61
     Item 14.    Principal Accountant Fees and Services                                                                                              61

PART IV
     Item 15.    Exhibits and Financial Statement Schedules                                                                                        61

Signatures                                                                                                                                                                        64


PART I

Item 1. Business

General

Provident Financial Holdings, Inc. (the "Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. (the "Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At June 30, 2005, the Corporation had total assets of $1.6 billion, total deposits of $918.6 million and stockholders' equity of $123.0 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Corporation, from time to time, may repurchase its common stock. The Corporation entertains the repurchase of its common stock if the market value of the stock is lower than its book value and/or the Corporation believes that the current stock price is not commensurate with its current and future earnings potential. Consideration is also given to the Corporation's liquidity, regulatory capital requirements and future capital needs based on the Corporation's current business plans. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is typically one year. Once the stock repurchase program is authorized, management may repurchase the Corporation's common stock from time to time in the open market or in privately negotiated transactions, depending upon market conditions and the factors described above. On June 24, 2005, the Corporation announced that its Board of Directors authorized the repurchase of up to five percent of its common stock, or approximately 347,840 shares, over a one-year period.

The Bank, founded in 1956, is a federally chartered stock savings bank headquartered in Riverside, California. The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are federally insured up to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") - San Francisco System since 1956.

The Bank is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Bank conducts its business operations as Provident Bank and, Provident Bank Mortgage, and through its subsidiary, Provident Financial Corp. The business activities of the Bank consist of community banking, mortgage banking, investment services and real estate operations. Financial information regarding the Corporation's two operating segments, Provident Bank and Provident Bank Mortgage, is contained in Note 17 to the Corporation's audited consolidated financial statements included in Item 8 of this Form 10-K.

The Bank's operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans. Mortgage banking activities consist of the origination of single-family mortgage loans and consumer loans (second mortgages and equity lines of credit) for sale and for investment. Through its subsidiary, Provident Financial Corp, the Bank conducts real estate operations and prior to September 1, 2003 offered investment and insurance services. The Bank now offers investment and insurance services directly, rather than its subsidiary. See "Subsidiary Activities" on page 29. The Bank's revenues are derived principally from interest earned on its loan and investment portfolios, and fees generated through its community banking and mortgage banking activities.

Subsequent Event:

Cash Dividend. On July 26, 2005, the Corporation announced a cash dividend of $0.14 per share on the Corporation's outstanding shares of common stock for shareholders of record at the close of business on August 17, 2005, payable on September 8, 2005.


Market Area

The Bank is headquartered in Riverside, California and operates 11 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County. Management considers Riverside and Western San Bernardino Counties to be the Bank's primary market for deposits. Through the operations of Provident Bank Mortgage ("PBM"), the Bank has expanded its retail lending market to include a larger portion of Southern California. Currently, there are 11 stand-alone PBM loan production offices located in Los Angeles, Orange, Riverside, San Bernardino and San Diego counties. PBM's loan production offices include two wholesale loan offices through which the Bank maintains a network of loan correspondents. Most of the Bank's business is conducted in the communities surrounding its full-service branches and loan production offices.

The large geographic area encompassing Riverside and San Bernardino Counties is referred to as the "Inland Empire." According to 2000 Census Bureau population statistics, Riverside and San Bernardino Counties have the sixth and fifth largest county populations in California, respectively. The Bank's market area consists primarily of suburban and urban communities. Western Riverside and San Bernardino Counties are relatively densely populated and are within the greater Los Angeles metropolitan area. The Inland Empire has enjoyed economic strength over the past several years. Many corporations are moving their offices and warehouses to the Inland Empire, which offers more affordable sites and more affordable housing for their employees. This trend has resulted in a significant improvement in real estate property values. Prior slowdowns in the national economy have had the effect of slowing the economy in the Inland Empire but have not resulted in the downturn seen in many parts of the country. The unemployment rate in the Inland Empire in June 2005 was at 5.2%, compared to 5.4% in California and 5.0% nationwide, according to U.S. Department of Labor, Bureau of Labor Statistics.

Competition

The Bank faces significant competition in its market area in originating real estate loans and attracting deposits. The rapid population growth in the Inland Empire has attracted numerous financial institutions to the Bank's market area. The Bank's primary competitors are large regional and super-regional commercial banks as well as other community-oriented banks and savings institutions. The Bank also faces competition from credit unions and a large number of mortgage companies that operate within its market area. Many of these institutions are significantly larger than the Bank and therefore have greater financial and marketing resources than the Bank. The Bank's mortgage banking operations also face strong competition from other mortgage bankers and brokers as well as other financial institutions. This competition may limit the Bank's growth and profitability in the future.

Personnel

As of June 30, 2005, the Bank had 347 full-time equivalent employees, which consisted of 286 full-time, 56 prime-time, 32 part-time and four temporary employees. The employees are not represented by a collective bargaining unit and the Bank believes that its relationship with employees is good.

Lending Activities

General. The lending activity of the Bank is predominately comprised of the origination of conventional mortgage loans secured by single-family residential properties. The Bank also originates multi-family, commercial real estate, construction, commercial business, consumer and other loans for its portfolio. The Bank's net loans held for investment were $1.13 billion at June 30, 2005, representing approximately 69.4% of consolidated total assets. This compares to $862.5 million, or 65.4% of consolidated total assets, at June 30, 2004.


Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio at the dates indicated.
	At June 30,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Mortgage loans:
Single-family	$ 808,732	65.56%	$620,087	65.48%	$ 531,255	64.89%	$431,900	65.80%	$554,621	75.86%
Multi-family	119,715	9.70	68,804	7.27	49,699	6.07	35,436	5.40	37,352	5.11
Commercial real estate	122,354	9.92	99,919	10.55	89,666	10.95	62,509	9.52	48,208	6.59
Construction	155,975	12.65	136,265	14.39	118,784	14.51	97,934	14.92	61,889	8.46
Total mortgage loans	1,206,776	97.83	925,075	97.69	789,404	96.42	627,779	95.64	702,070	96.02

Commercial business loans	15,268	1.24	13,770	1.45	22,489	2.75	24,024	3.66	25,441	3.48
Consumer loans	778	0.06	730	0.08	1,086	0.13	1,153	0.17	1,911	0.26
Other loans	10,767	0.87	7,371	0.78	5,724	0.70	3,455	0.53	1,723	0.24
Total loans held for
investment	1,233,589	100.00%	946,946	100.00%	818,703	100.00%	656,411	100.00%	731,145	100.00%

Undisbursed loan funds	(95,162)		(78,137)		(67,868)		(56,237)		(27,917)
Deferred loan costs (fees)	2,693		1,340		602		(27)		51
Unearned discounts	-		-		-		(14)		(20)
Allowance for loan losses	(9,215)		(7,614)		(7,218)		(6,579)		(6,068)
Total loans held for
investment, net	$ 1,131,905		$862,535		$ 744,219		$593,554		$697,191
Loans held for sale, at lower of cost or
market	$ 5,691		$ 20,127		$ 4,247		$ 1,747		$ 2,175


Maturity of Loans Held for Investment. The following table sets forth information at June 30, 2005 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment. Demand loans, loans having no stated schedule of principal payments and no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments, which significantly shorten the average life of loans held for investment and may cause the Bank's actual principal payment experience to differ materially from that shown below.
		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
(In Thousands)

Mortgage loans:
Single-family	$ 62	$ 1,637	$ 2,118	$ 1,125	$ 803,790	$ 808,732
Multi-family	2,998	3,108	2,301	7,803	103,505	119,715
Commercial real estate	2,169	2,278	9,865	90,410	17,632	122,354
Construction	110,470	14,872	-	-	30,633	155,975
Commercial business loans	5,578	571	6,996	1,992	131	15,268
Consumer loans	6	-	-	-	772	778
Other loans	7,059	3,308	400	-	-	10,767
Total loans held for
investment	$ 128,342	$ 25,774	$ 21,680	$ 101,330	$ 956,463	$ 1,233,589

The following table sets forth the dollar amount of all loans held for investment due after June 30, 2006 which have fixed and floating or adjustable interest rates.
		Floating or
		Adjustable
	Fixed-Rate	Rate
(In Thousands)

Mortgage loans:
Single-family	$ 4,100	$ 804,570
Multi-family	2,171	114,546
Commercial real estate	2,265	117,920
Construction	30,633	14,872
Commercial business loans	4,498	5,192
Consumer loans	-	772
Other loans	2,608	1,100
Total loans held for investment	$ 46,275	$ 1,058,972

Scheduled contractual principal payments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase, however, when current market interest rates are substantially higher than the interest rates on existing loans held for investment and, conversely, decrease when the interest rates on existing loans held for investment are substantially higher than current market interest rates.

Single-Family Mortgage Loans. The Bank's predominant lending activity is the origination of loans secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank has established full service branches and loan production offices. At June 30, 2005, total single-family loans held for investment increased to $808.7 million, or 65.6% of the total loans held for investment from $620.1 million, or


65.5% of the total loans held for investment at June 30, 2004. The increase in the single-family loans in fiscal 2005 was primarily attributable to $513.6 million of new loan originations, partly offset by loan prepayments.

The Bank's residential mortgage loans are generally underwritten and documented in accordance with guidelines established by major Wall Street firms and conduit institutional loan buyers. All government insured loans are generally underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development ("HUD") and the Veterans' Administration ("VA").

The Bank offers closed-end, fixed-rate home equity loans that are secured by the borrower's primary residence. These loans do not exceed 100% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest. At June 30, 2005, home equity loans amounted to $2.4 million, or 0.3% of single-family loans as compared to $5.0 million, or 0.8% of single-family loans at June 30, 2004. The Bank also offers secured lines of credit, which are generally secured by a second mortgage on the borrower's primary residence. Secured lines of credit have an interest rate that is typically one to two percentage points above the prime lending rate, as published in The Wall Street Journal, while the rate on unsecured lines of credit (overdraft protection) is typically ten percentage points above the prime lending rate. As of June 2005 and 2004, the outstanding unsecured lines of credit were $212,000 and $222,000, respectively.

The Bank offers adjustable rate mortgage ("ARM") loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Bank meet the underwriting standards of the secondary market. The Bank offers several ARM products, which adjust semi-annually, or annually after an initial fixed period ranging from three months to five years subject to a limitation on the annual increase of one to two percentage points and an overall limitation of three to six percentage points. The ARM loans in the Bank's loans held for investment utilize the London Interbank Offered Rate index ("LIBOR"), the FHLB eleventh district cost of funds index ("COFI"), the 12-month average Treasury index ("12 MAT") or the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year index ("CMT"), plus a margin of 2.00% to 3.25%. Loans based on the LIBOR constitute a majority of the Bank's loans held for investment. Currently, the Bank emphasizes products based on the one year CMT and LIBOR, which respond more quickly to immediate changes in interest rates. The majority of the ARM loans held for investment, at the present time, have three- or five-year fixed periods prior to the first adjustment ("3/1 or 5/1 hybrids"). Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period.

As of June 30, 2005, the Bank had $105.7 million in mortgage loans that may be subject to negative amortization, compared to $107.1 million at June 30, 2004. Negative amortization involves a greater risk to the Bank, because during a period of high interest rates, the loan principal balance may increase by up to 115% of the original loan amount. However, the Bank believes that the risk of default is reduced by the stability provided by payment schedules and has historically found that its origination of negative amortization loans has not resulted in higher amounts of non-performing loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a given interest rate and competitive environment.

The retention of ARM loans, rather than fixed-rate loans, helps to reduce exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest charges to be paid by the customer as a result of increases in interest rates or the expiration of interest-only periods. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of the increase in the required payment from the borrower. Furthermore, the risk of default may increase because ARM loans originated by the Bank occasionally provide, as a marketing incentive, for initial rates of interest below those rates that would apply if the adjustment index plus the applicable margin were initially used for pricing. Such loans are subject to increased risks of default or delinquency. Another consideration, while ARM loans allow the Bank to decrease the sensitivity of its assets as a result of changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. In addition to fully amortizing ARM loans, the Bank has interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment followed by a periodic adjustable interest rate and a fully amortizing loan payment for the


remaining term. As of June 30, 2005 and 2004, interest-only ARM loans were $613.9 million and $399.2 million, or 54.2% and 42.2%, respectively, of the loans held for investment. Furthermore, because loan indexes may not respond perfectly to market interest rates, upward adjustments on loans may occur more slowly than increases in the Bank's cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these characteristics, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

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

Multi-Family and Commercial Real Estate Mortgage Loans. At June 30, 2005, multi-family mortgage loans were $119.7 million and commercial real estate loans were $122.4 million, or 9.7% and 9.9%, respectively, of the loans held for investment. Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination and purchase of multi-family and commercial real estate loans a priority. At June 30, 2005, the Bank had 152 multi-family and 154 commercial real estate loans in loans held for investment. During fiscal 2005, the Bank increased its lending resources primarily by hiring three employees dedicated to increasing the amount of originations in multi-family, commercial real estate and construction loans.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 3/1 and 5/1 hybrids, with a term to maturity of 10 to 30 years based on a 25- to 30-year amortization schedule. Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including 3/1 and 5/1 hybrids, with a term to maturity of 10 years based on a 25-year amortization schedule. Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to annual payment caps and life-of-loan interest rate caps. At June 30, 2005, $92.5 million, or 77.2%, of the Bank's multi-family loans were secured by five to 36 unit projects, of which $14.8 million, or 12.4%, were located in Riverside or San Bernardino Counties. The Bank's commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, mini warehouses and small retail centers, substantially all of which are located in Southern California. The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $250,000 to $4.0 million. At June 30, 2005, the Bank had 39 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $87.1 million, all of which were performing in accordance with their terms as of June 30, 2005. Independent appraisers, engaged by the Bank, perform appraisals on properties that secure multi-family and commercial real estate loans. Underwriting of multi-family and commercial real estate loans includes a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and income level of the borrowers.

Multi-family and commercial real estate loans afford the Bank an opportunity to receive higher interest rates than those generally available from single-family mortgage loans. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. At June 30, 2005, approximately $24.6 million, or 20.6%, of the Bank's multi-family loans and approximately $62.2 million, or 50.8%, of the Bank's commercial real estate loans were secured by properties located in Riverside or San Bernardino Counties. Although there has been continued improvement in the real estate market, there is no assurance that the current market value of the properties securing these loans equals or exceeds the outstanding loan balance. At June 30, 2005, the Bank did not have any non-accrual multi-family or commercial real estate loans or any multi-family or commercial real estate loans that were 60 days or more past due. See also "REGULATION - Federal Regulation of Savings Institutions - Office of Thrift Supervision" on page 29.

Construction Mortgage Loans. Given favorable economic conditions and increased residential housing demand in its primary market area, the Bank actively originates two types of residential construction loans: short-term


construction loans and construction/permanent loans. At June 30, 2005, the Bank's construction loans (gross of undisbursed loan funds) were $156.0 million, or 12.7% of loans held for investment, an increase of $19.7 million, or 14.5%, during fiscal 2005, which reflects the Bank's emphasis on this loan product and market demand. Undisbursed loan funds at June 30, 2005 and 2004 were $95.2 million and $78.1 million, respectively. As of June 30, 2005, the largest single borrower had three tract construction loans with a total outstanding balance of $11.8 million, secured by 89 units of single-family homes under construction in Coachella Valley, California, which were performing in accordance with their terms.

The composition of the Bank's construction loan portfolio is as follows:

	At June 30,
	2005		2004
	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Short-term construction	$ 122,573	78.59%	$ 97,317	71.42%
Construction/permanent	33,402	21.41	38,948	28.58
	$ 155,975	100.00%	$ 136,265	100.00%

Short-term construction loans include three types of loans: custom construction, tract construction, and speculative construction. Additionally, the Bank makes short-term (18 to 36 month) lot loans to facilitate land acquisition prior to the start of construction. The Bank also provides construction financing for multi-family and commercial real estate properties.

Custom construction loans are made to individuals who, at the time of application, have a contract executed with a builder to construct their residence. Custom construction loans are generally originated for a term of 12 months, with adjustable interest rates at the prime lending rate plus a margin and with loan-to-value ratios of up to 80% of the appraised value of the completed property. The owner secures long-term permanent financing at the completion of construction. At June 30, 2005, custom construction loans were $40.5 million, with undisbursed loan funds of $24.0 million.

The Bank makes tract construction loans to subdivision builders. These subdivisions are usually financed and built in phases. A thorough analysis of market trends and demand within the area are reviewed for feasibility. The Bank prefers affordable and median-priced housing. Generally, significant presales are required prior to commencement of construction. Tract construction may include the building and financing of model homes under a separate loan. The terms for tract construction loans range from 12 to 18 months with interest rates floating from 1.0% to 2.0% above the prime lending rate.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified. At June 30, 2005, speculative construction loans were $69.1 million, with undisbursed loan funds of $27.6 million.

Construction/permanent loans automatically roll from the construction to the permanent phase. The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally floating at prime or above and with a loan-to-value ratio of up to 80% of the appraised value of the completed property.

Construction loans under $1.0 million are approved by Bank personnel specifically designated to approve construction loans. The Bank's Loan Committee, comprised of the Chief Executive Officer, Chief Lending Officer,


Chief Financial Officer, Senior Vice President - PBM, and Vice President - Commercial Real Estate Loans, approves all construction loans over $1.0 million. Prior to approval of any construction loan, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, and analyzes the pro forma data and assumptions on the project. In the case of a tract or speculative construction loan, the Bank reviews the experience and expertise of the builder. After the Bank expresses an interest in the project, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project is completed, and any other expert report necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires the borrower to deposit their own funds into a loan-in-process account, which the Bank disburses consistent with the completion of the subject property pursuant to a revised disbursement schedule.

The construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses. Disbursements are based on periodic on-site inspections by independent fee inspectors and Bank personnel. At inception, the Bank also requires borrowers to deposit funds into the loan-in-process account covering the difference between the actual cost of construction and the loan amount. The Bank regularly monitors the construction loan portfolio, economic conditions and housing inventory. The Bank's property inspector performs periodic property inspections. The Bank believes that the internal monitoring system helps reduce many of the risks inherent in its construction loans.

Construction loans afford the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than its single-family mortgage loans. Construction loans, however, are generally considered to involve a higher degree of risk than single-family mortgage loans because of the inherent difficulty in estimating both a property's value at completion of the project and the cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan matures. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices. In addition, because the Bank's construction lending is in its primary market area, changes in the local or regional economy and real estate market could adversely affect the Bank's construction loan portfolio.

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

Commercial Business Loans. The Bank has a business banking department that primarily serves businesses located within the Inland Empire. Commercial business loans allow the Bank to diversify its lending and increase the average loan portfolio yield. As of June 30, 2005, commercial business loans were $15.3 million, or 1.2% of loans held for investment. These loans represent unsecured lines of credit and term loans secured by business assets.


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

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans. Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectable and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment. During fiscal 2005, the Bank recognized $32,000 in charge-offs on one commercial business loan. At June 30, 2005, no commercial business loans were accounted for on a non-accrual status.

Consumer and Other Loans. At June 30, 2005, the Bank's consumer loans were $778,000, or 0.1%, of the Bank's loans held for investment, an increase of $48,000, or 6.6%, during fiscal 2005. The Bank offers open-ended lines of credit on either a secured or unsecured basis. The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the FHLB Eleventh District COFI, which adjusts monthly. Secured savings lines of credit at June 30, 2005 and 2004 were $566,000 and $508,000, respectively, and are included in consumer loans.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At June 30, 2005, the Bank had no consumer loans accounted for on a non-accrual basis.

Other loans, which primarily consist of land loans, were $10.8 million, or 0.9%, of the Bank's loans held for investment, an increase of $3.4 million, or 45.9%, during fiscal 2005. The Bank makes land loans, primarily lot loans, to accommodate borrowers who intend to build on the land within a specified period of time. The majority of these land loans are for the construction of single-family residences; however, the Bank may make short-term loans on a limited basis for the construction of commercial properties. The terms generally require a fixed rate with maturity between 18 to 36 months.

Mortgage Banking Activities

General. The Bank's mortgage banking activities primarily consist of mortgage loans secured by single-family properties. Mortgage banking involves the origination and sale of single-family mortgage and consumer loans (second mortgages and equity lines of credit) for the purpose of generating gains on sale of loans and fee income on the origination of loans, as well as the origination of single-family and consumer loans for investment. Given current pricing in the mortgage markets, the Bank generally sells the majority of its loans on a servicing-released basis. Generally, the level of loan sale activity and, therefore, its contribution to the Bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the number of loans originated by the Bank and, thus, the amount of loan sales, net interest income and loan fees earned. Originations of loans during fiscal 2005, 2004 and 2003 were $1.77 billion, $1.50 billion and $1.63


billion, respectively. PBM (Provident Bank Mortgage), a division of the Bank, originated $513.6 million, $409.4 million and $360.8 million in fiscal 2005, 2004 and 2003, respectively, for the Bank's loans held for investment.

Loan Solicitation and Processing. The Bank's mortgage banking operations consist of both wholesale and retail loan originations. The Bank's wholesale loan production utilizes a network of approximately 1,156 loan brokers approved by the Bank who originate and submit loans at a markup over the Bank's daily published price. Wholesale loans originated for sale in fiscal 2005, 2004 and 2003 were $872.2 million, $617.5 million and $736.8 million, respectively. During fiscal 2005, it was more of an ARM market as rates increased slightly and our wholesale office is primarily an ARM lender. The Bank maintains regional wholesale lending offices in Rancho Cucamonga and San Diego, California.

The Bank's retail loan production utilizes loan officers, underwriters and processors employed by PBM. The Bank's loan officers generate retail loan originations primarily through referrals from realtors, builders, employees and customers. As of June 30, 2005, PBM operated retail offices within the Bank's facilities in Rancho Mirage, Riverside and Temecula and stand-alone retail loan production offices in Corona, Diamond Bar, Fullerton, Glendora, Huntington Beach, La Quinta, Riverside and Torrance, all in Southern California. Generally, the cost of retail operations exceeds the cost of wholesale operations as a result of the additional employees needed for retail operations. However, the revenue per mortgage for retail originations is generally higher since the origination fees are retained by the Bank. Retail loans originated for sale in fiscal 2005, 2004 and 2003 were $391.8 million, $475.2 million and $533.5 million, respectively. The decrease in retail loan originations during fiscal 2005 was primarily due to a decline in the loan refinance market.

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

Loan Commitments and Rate Locks. The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made with specified terms and conditions. Interest rate locks are generally offered to prospective borrowers for up to a 60-day period. The borrower may lock in the rate at any time from application until the time they wish to close the loan. Occasionally, borrowers obtaining financing on new home developments are offered rate locks up to 120 days from application. The Bank's outstanding commitments to originate loans to be held for sale were $84.0 million at June 30, 2005 (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this report). When the Bank issues a commitment to a borrower, there is a risk to the Bank that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold. To control the interest rate risk caused by mortgage banking activities, the Bank uses forward loan sale agreements and over-the-counter put option contracts related to mortgage-backed securities (see "Derivative Activities" on page 12).

Loan Origination and Other Fees. The Bank may receive origination points and loan fees. Origination points are a percentage of the principal amount of the mortgage loan, which is charged to a borrower for funding a loan. The amount of points charged by the Bank ranges from 0% to 2%. Current accounting standards require points and fees received for originating loans held for investment (net of certain loan origination costs) to be deferred and amortized into interest income over the contractual life of the loan. Origination fees and costs for loans originated for sale are deferred until the related loans are sold. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment or sale. At June 30, 2005, the Bank had $2.7 million of net unamortized deferred loan origination costs in loans held for investment.

Loan Originations, Sales and Purchases. The Bank's mortgage originations include conventional loans as well as loans insured by the FHA and VA. Except for loans originated as held for investment, loans originated through mortgage banking activities are intended for eventual sale into the secondary market. As such, these loans must meet the origination and underwriting criteria established by the final investors. The Bank sells a large percentage of the mortgage loans that it originates as whole loans to institutional investors. The Bank also sells conventional whole loans to Fannie Mae, Freddie Mac and FHLB - San Francisco through their purchase programs. Conventional mortgage loans originated by the Bank that do not meet Fannie Mae or Freddie Mac guidelines may be sold to private institutional investors (see "Derivative Activities" on page 12).


The following table shows the Bank's loan originations, purchases, sales and principal repayments during the periods indicated.
	Year Ended June 30,
	2005	2004	2003
(In Thousands)

Loans originated for sale:
Retail originations	$ 397,057	$ 484,411	$ 533,523
Wholesale originations	888,780	626,988	736,769
Total loans originated for sale (1)	1,285,837	1,111,399	1,270,292

Loans sold:
Servicing released	(1,232,682)	(905,532)	(1,231,331)
Servicing retained	(81,711)	(221,279)	(59,505)
Total loans sold (2)	(1,314,393)	(1,126,811)	(1,290,836)

Loans originated for investment:
Mortgage loans:
Single-family	513,588	409,373	360,846
Multi-family (3)	26,332	24,592	20,176
Commercial real estate (3)	41,605	32,044	36,968
Construction	127,472	125,779	94,201
Commercial business loans	7,370	2,229	6,356
Consumer loan	8	-	-
Other loans	6,750	5,241	4,008
Total loans originated for investment	723,125	599,258	522,555

Loans purchased for investment:
Mortgage loans:
Multi-family	34,092	8,000	6,945
Commercial real estate	1,768	3,698	12,251
Construction	24,113	26,028	20,268
Other loans	1,250	-	-
Total loans purchased for investment	61,223	37,726	39,464

Mortgage loan principal repayments	(482,869)	(477,654)	(359,044)
Real estate acquired in settlement of loans	-	-	(1,172)
Decrease in other items, net (4)	(17,989)	(9,722)	(28,094)
Net increase in loans held for investment
and loans held for sale	$ 254,934	$ 134,196	$ 153,165

(1)  Primarily comprised of PBM loans originated for sale, totaling $1.26 billion, $1.09 billion and $1.27 billion, respectively.
(2)  Primarily comprised of PBM loans sold, totaling $1.27 billion, $1.10 billion and $1.28 billion, respectively.
(3)  Reclassification of $18.5 million from commercial real estate loans to multi-family loans for the year ended
       June 30, 2003.
(4)  Includes net changes in undisbursed loan funds, deferred loan fees or costs, discounts or premiums on loans and allowance for loan losses.

Mortgage loans sold to institutional investors generally are sold without recourse other than standard representations and warranties. Most mortgage loans sold to Freddie Mac and Fannie Mae are sold on a non-recourse basis and foreclosure losses are generally the responsibility of the purchasing agency and not the Bank, except in the case of


VA loans used to form Government National Mortgage Association ("GNMA") pools, which are subject to limitations on the VA's loan guarantees.

Loans sold by the Bank to the FHLB - San Francisco under its Mortgage Partnership Finance ("MPF") program also have a recourse provision. The FHLB - San Francisco absorbs the first four basis points of loss, and a credit scoring process is used to calculate the recourse amount to the Bank. All losses above this recourse amount are the responsibility of the FHLB - San Francisco. In consideration of the obligation of the Bank to accept the recourse liability, the FHLB - San Francisco pays the Bank a credit enhancement fee on a monthly basis. As of June 30, 2005, the Bank serviced $226.8 million of loans under this program and has established a recourse reserve of $260,000. To date, no losses have been experienced.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae, FHLB - San Francisco or institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90 days past due within 120 days of the loan funding date. During the year ended June 30, 2005, the Bank repurchased $962,000 of single-family mortgage loans as compared to $79,000 in fiscal 2004 and $835,000 in fiscal 2003.

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

Under forward loan sale agreements, usually with Fannie Mae, Freddie Mac, FHLB - San Francisco or institutional investors, the Bank is obligated to sell certain dollar amounts of mortgage loans that meet specific underwriting and legal criteria before the expiration of the commitment period. These terms include the maturity of the individual loans, the yield to the purchaser, the servicing spread to the Bank (if servicing is retained) and the maximum principal amount of the individual loans. Forward loan sales protect loan sale prices from interest rate fluctuations that may occur from the time the interest rate of the loan is established to the time of its sale. The amount of and delivery date of the forward loan sale commitments are based upon management's estimates as to the volume of loans that will close and the length of the origination commitment. Forward loan sales do not provide complete interest-rate protection, however, because of the possibility of fallout (i.e., the failure to fund) during the origination process. Differences between the estimated volume and timing of loan originations and the actual volume and timing of loan originations can expose the Bank to significant losses. If the Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Bank may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices. Similarly, if the Bank has too many loans to deliver, the Bank must execute additional forward loan sale commitments at current market prices, which may be unfavorable to the Bank. Generally, the Bank seeks to maintain forward loan sale agreements equal to the closed loans held for sale plus those applications that the Bank has rate locked and/or committed to close, adjusted by the projected fallout. The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Bank. For the year ended June 30, 2005, the Bank had a net loss of $264,000 attributable to the underlying derivative financial instruments. At June 30, 2005, the Bank had outstanding commitments to sell loans of $48.0 million and commitments to originate loans to be held for sale of $84.0 million (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K).

In order to reduce the interest rate risk associated with commitments to originate loans that are in excess of forward loan sale commitments, the Bank purchases over-the-counter put or call option contracts on government sponsored enterprise mortgage-backed securities. At June 30, 2005, the Bank had $20.0 million in put-option contracts outstanding, which provided $4.7 million of coverage.


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

Loan Servicing

The Bank receives fees from a variety of institutional investors in return for performing the traditional services of collecting individual loan payments. At June 30, 2005, the Bank was servicing $275.1 million of loans for others. The Bank's loan servicing portfolio has increased this past year because the Bank has sold a portion of its loans on a servicing-retained basis, although the Bank still sells the majority of its loans originated for sale on a servicing- released basis. To the extent loans were sold on a servicing-retained basis, the majority were sold to the FHLB - San Francisco under the MPF program. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value. The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees. The Corporation periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis, based on loan type and interest rate. Generally, loan servicing becomes more valuable when interest rates increase and less valuable when interest rates decline. In estimating fair values at June 30, 2005 and 2004, the Corporation used a weighted-average prepayment speed of 10.37% and 6.82%, respectively, and a weighted-average discount rate of 9.01% and 9.09%, respectively. At June 30, 2005 and 2004, a valuation reserve of $82,000 and $0, respectively, was established against the servicing assets. In aggregate, servicing assets had a carrying value of $1.7 million and a fair value of $2.0 million at June 30, 2005, compared to a carrying value of $1.6 million and a fair value of $2.6 million at June 30, 2004.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips. Interest-only strips are carried at fair value, utilizing the same assumptions used to calculate the value of the underlying servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss). Interest-only strips had a fair value of $526,000, gross unrealized gains of $145,000 and an amortized cost of $381,000 at June 30, 2005, compared to a fair value of $500,000, gross unrealized gains of $193,000 and an amortized cost of $307,000 at June 30, 2004.


Delinquencies and Classified Assets

Delinquent Loans. When a mortgage loan borrower fails to make a required payment when due, the Bank initiates collection procedures. If the Bank is unsuccessful at curing the delinquency, a property inspection is performed between the 45th day and 60th day of delinquency. In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency, or sooner if the borrower is chronically delinquent, and all reasonable means of obtaining the payment have been exhausted, foreclosure proceedings, according to the terms of the security instrument and applicable law, are initiated. Interest income is reduced by the full amount of accrued and uncollected interest on such loans.

A loan is generally placed on non-accrual status when its contractual payments are more than 90 days delinquent. In addition, interest is not recognized on any loan where management has determined that collection is not reasonably assured. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms for a minimum six-month period, and future monthly principal and interest payments are expected to be collected.


The following table sets forth delinquencies in the Bank's loans held for investment as of the dates indicated.
	At June 30,
	2005				2004				2003
	60 - 89 Days		90 Days or More		60 - 89 Days		90 Days or More		60 - 89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number Of Loans	Principal Balance Of Loans	Number Of Loans	Principal Balance of Loans	Number Of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number Of Loans	Principal Balance of Loans
(In Thousands)
Mortgage loans:
Single-family	-	$ -	5	$ 655	-	$ -	6	$ 1,044	-	$ -	9	$ 1,468
Commercial business loans	-	-	4	41	-	-	1	32	2	200	1	32
Consumer loans	-	-	-	-	1	-	1	-	3	2	7	2
Total	-	$ -	9	$ 696	1	$ -	8	$ 1,076	5	$ 202	17	$ 1,502


The following table sets forth information with respect to the Bank's non-performing assets and restructured loans, net of specific loan loss reserves, within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 at the dates indicated.
	At June 30,
	2005	2004	2003	2002	2001
(Dollars In Thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 590	$ 1,044	$ 1,309	$ 1,163	$ 1,198
Commercial business loans	-	41	32	-	285
Consumer loans	-	-	161	156	24
Total	590	1,085	1,502	1,319	1,507

Accruing loans which are contractually
past due 90 days or more	-	-	-	-	-

Total of non-accrual and 90 days past
due loans	590	1,085	1,502	1,319	1,507

Foreclosed real estate, net	-	-	523	313	224
Total non-performing assets	$ 590	$ 1,085	$ 2,025	$ 1,632	$ 1,731

Restructured loans	$ -	$ -	$ -	$ 1,401	$ 1,428

Non-accrual and 90 days or more
past due loans as a percentage of
loans held for investment, net	0.05%	0.13%	0.20%	0.22%	0.22%

Non-accrual and 90 days or more
past due loans as a percentage of
total assets	0.04%	0.08%	0.12%	0.13%	0.13%

Non-performing assets as a percentage
of total assets	0.04%	0.08%	0.16%	0.16%	0.15%

The Bank assesses loans individually and identifies impairment when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing. Factors considered in determining impairment include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions. The Bank measures each impaired loan based on the fair value of its collateral and charges off those loans or portions of loans deemed not collectable.

Potential problem loans at June 30, 2005 amounted to approximately $3.5 million, which is comprised of 13 loans to 11 borrowers. These are defined as loans and commitments not included in the non-performing loan categories or in the 90 days past due and still accruing interest category, but which management, through normal internal credit review procedures, has determined that there is sufficient information regarding possible credit problems that could cause the borrowers possible difficulties in complying with their present loan repayment terms.


Foregone interest income, which would have been recorded for the year ended June 30, 2005 had the impaired loans been current in accordance with their original terms, amounted to $1,000. No interest income was included in the results of operations on such loans for the year ended June 30, 2005.

Foreclosed and Investment Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or market value less the cost of sale. Subsequent declines in value are charged to operations. At June 30, 2005, the Bank had no foreclosed real estate.

Investment real estate is carried at the lower of cost or fair market value. All costs associated with disposition are considered in the determination of fair value. The Bank owned two properties, totaling $9.9 million, at June 30, 2005, which are held by a wholly owned subsidiary.

Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each institution review and classify its assets on a regular basis. In addition, in connection with examinations of institutions, OTS examiners have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the institution establishes a specific loss allowance for the full amount or for the portion of the asset classified as loss. All or a portion of allowances for loan losses established to cover probable losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention and are monitored by the Bank.

The aggregate amounts of the Bank's classified assets, including assets designated as special mention, were as follows at the dates indicated:
	At June 30,
	2005	2004
(Dollars In Thousands)

Special mention assets	$ 4,706	$ 2,195
Substandard assets	4,047	4,880
Total	$ 8,753	$ 7,075

Total classified assets as a
percentage of total assets	0.54%	0.54%

The Bank's classified assets increased $1.7 million, or 23.9%, to $8.8 million at June 30, 2005 from $7.1 million at June 30, 2004. This increase was primarily attributable to the downgrade of a single-family residential tract loan with a loan balance of $2.3 million to special mention, partly offset by a reduction in the substandard assets.


As set forth below, assets classified as special mention and substandard as of June 30, 2005 included 32 loans and properties totaling approximately $8.8 million.
	Number of
	Loans	Special Mention	Substandard	Total
(Dollars In Thousands)

Mortgage loans:
Single-family	14	$ -	$ 2,276	$ 2,276
Construction	7	3,760	-	3,760
Commercial business loans	11	946	1,771	2,717
Total	32	$ 4,706	$ 4,047	$ 8,753

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

The Bank has established a methodology for the determination of the provision for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for loan losses as well as specific allowances that are tied to individual loans. The Bank's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance for identified problem loans and unallocated allowance.

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

Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured as prescribed in SFAS No. 114 (as amended by SFAS No. 118). The amount of the specific allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level. Management presents the minutes of the IAR Committee to the Bank's Board of Directors on a quarterly basis, which summarizes the actions of the Committee.


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

The IAR Committee meets quarterly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses. To the extent that any of these conditions are apparent by identifiable problem credits or portfolio segments as of the evaluation date, the IAR Committee's estimate of the effect of such conditions may be reflected as a specific allowance applicable to such credits or portfolio segments. Where any of these conditions is not apparent by specifically identifiable problem credits or portfolio segments as of the evaluation date, the IAR Committee's evaluation of the probable loss related to such condition is reflected in the unallocated allowance. The intent of the Committee is to reduce the differences between estimated and actual losses. Pooled loan factors are adjusted to reflect current estimates of charge-offs for the subsequent twelve months. Loss activity is reviewed for non-pooled loans and the loss factors adjusted, if necessary. By assessing the probable estimated losses inherent in the loans held for investment on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

At June 30, 2005, the Bank had an allowance for loan losses of $9.2 million, or 0.81% of gross loans held for investment compared to an allowance for loan losses at June 30, 2004 of $7.6 million, or 0.88% of gross loans held for investment. A $1.6 million provision for loan losses was recorded in fiscal 2005, compared to $819,000 in fiscal 2004. The Bank's intent to expand its investment in multi-family, commercial real estate, construction and commercial business loans may lead to increased levels of charge-offs. However, management believes that the amount maintained in the allowance will be adequate, but not excessive, to absorb losses inherent in the loans held for investment. Although management believes that they use the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

As a result of past declines in local and regional real estate values and the significant losses experienced by many financial institutions, there has been a higher level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as a part of the examinations of such institutions. While the Bank believes that it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not recommend the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.


The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations.
	Year Ended June 30,
	2005	2004	2003	2002	2001

Allowance at beginning of period	$ 7,614	$ 7,218	$ 6,579	$ 6,068	$ 6,850
Provision for loan losses	1,641	819	1,055	525	-
Recoveries:
Mortgage loans:
Single-family	-	-	-	29	28
Multi-family	-	-	-	67	-
Consumer loans	2	1	45	-	-
Total recoveries	2	1	45	96	28

Charge-offs:
Mortgage loans:
Single-family	-	-	(16)	(9)	(410)
Commercial business loans	(32)	(415)	(436)	(69)	(392)
Consumer loans	(10)	(9)	(9)	(32)	(8)
Total charge-offs	(42)	(424)	(461)	(110)	(810)

Net charge-offs	(40)	(423)	(416)	(14)	(782)
Balance at end of period	$ 9,215	$ 7,614	$ 7,218	$ 6,579	$ 6,068

Allowance for loan losses as a percentage of
gross loans held for investment	0.81%	0.88%	0.96%	1.10%	0.86%

Net charge-offs as a percentage of average
loans receivable, net, during the period	-	0.05%	0.06%	-	0.09%

Allowance for loan losses as a percentage of
non-performing loans at the end of the period	1,561.86%	701.75%	480.56%	498.79%	402.65%

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
	At June 30,
	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
(Dollars In Thousands)

Mortgage loans:
Single-family	$ 1,924	65.56%	$ 1,561	65.48%	$ 1,372	64.89%	$ 1,330	65.80%	$ 1,944	75.86%
Multi-family	1,936	9.70	1,177	7.27	818	6.07	605	5.40	622	5.11
Commercial real estate	3,663	9.92	3,095	10.55	2,684	10.95	2,082	9.52	1,560	6.59
Construction	426	12.65	421	14.39	558	14.51	249	14.92	199	8.46
Commercial business loans	1,040	1.24	1,197	1.45	1,601	2.75	1,981	3.66	1,295	3.48
Consumer loans	16	0.06	16	0.08	18	0.13	19	0.17	25	0.26
Other loans	210	0.87	147	0.78	114	0.70	69	0.53	34	0.24
Unallocated	-	N/A	-	N/A	53	N/A	244	N/A	389	N/A
Total allowance for loan losses	$ 9,215	100.00%	$ 7,614	100.00%	$ 7,218	100.00%	$ 6,579	100.00%	$ 6,068	100.00%


Investment Securities Activities

Federally chartered savings institutions are permitted under federal and state laws to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances, mortgage-backed securities and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper and corporate debt securities. Savings institutions such as the Bank are also required to maintain an investment in FHLB stock. In addition, the Bank is required to maintain minimum levels of investments that qualify as liquid assets under OTS regulations (see "REGULATION" on page 29 and "Liquidity and Capital Resources" on page 52). In April 2002, the OTS removed the specific liquidity requirement and now requires institutions to maintain the appropriate level of liquidity specific to their operations.

The investment policy of the Bank, established by the Board of Directors and implemented by the Bank's Asset-Liability Committee ("ALCO"), seeks to provide and maintain adequate liquidity, complement the Bank's lending activities, and generate a favorable return on investments without incurring undue interest rate risk and credit risk. Investments are made based on certain considerations, such as yield, credit quality, maturity, liquidity and marketability. The Bank also considers the effect that the proposed investment would have on the Bank's risk-based capital requirements and interest rate risk sensitivity.

At June 30, 2005, the Corporation's investment securities portfolio was $232.4 million, which primarily consisted of federal agency obligations. A total of $180.2 million (estimated fair value) of the Corporation's investment securities portfolio was classified as available for sale. All other securities were classified as held to maturity.

The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.
	At June 30,
	2005			2004			2003
		Estimated			Estimated			Estimated
	Amortized	Fair		Amortized	Fair		Amortized	Fair
	Cost	Value	Percent	Cost	Value	Percent	Cost	Value	Percent
(Dollars in Thousands)
Held to maturity securities:
U.S. government sponsored enterprise debt securities	$ 51,028	$ 50,117	21.65%	$ 59,199	$ 58,211	23.13%	$ 73,851	$ 74,196	24.95%
U.S. government agency MBS (1)	4	4	-	5	7	-	8	12	-
Corporate bonds	996	1,006	0.43	2,796	2,832	1.13	2,779	2,802	0.94
Certificates of deposit	200	200	0.09	200	200	0.08	200	200	0.07

Total held to maturity	52,228	51,327	22.17	62,200	61,250	24.34	76,838	77,210	25.96

Available for sale securities:
U.S. government sponsored enterprise debt securities	24,838	24,399	10.54	24,831	24,315	9.66	38,608	38,775	13.03
U.S. government agency MBS	56,517	56,377	24.35	17,723	17,533	6.97	-	-	-
U.S. government sponsored enterprise MBS	91,144	91,748	39.62	137,517	137,329	54.58	170,891	172,794	58.09
Private issue CMO (2)	7,312	7,266	3.14	10,507	10,416	4.14	7,949	8,069	2.71
Freddie Mac common stock	6	391	0.17	12	759	0.30	12	609	0.20
Fannie Mae common stock	1	23	0.01	1	28	0.01	1	26	0.01

Total available for sale	179,818	180,204	77.83	190,591	190,380	75.66	217,461	220,273	74.04
Total investment securities	$ 232,046	$ 231,531	100.00%	$ 252,791	$ 251,630	100.00%	$ 294,299	$ 297,483	100.00%

(1)   Mortgage-backed securities ("MBS")
(2)   Collateralized mortgage obligations ("CMO")


As of June 30, 2005, the Corporation held investments in a continuous unrealized loss position totaling $1.8 million, consisting of the following:

	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise debt securities:
Fannie Mae	$ -	$ -	$ 6,840	$ 153	$ 6,840	$ 153
Freddie Mac	6,935	67	6,789	210	13,724	277
FHLB	14,682	165	33,398	627	48,080	792
FFCB (1)	-	-	5,872	128	5,872	128
U.S. government agency MBS:
GNMA	29,159	152	6,418	61	35,577	213
U.S. government sponsored enterprise MBS:
Fannie Mae	5,559	34	13,229	160	18,788	194
Private issue CMO:
Washington Mutual, Inc.	2,095	6	5,171	40	7,266	46
Total	$ 58,430	$ 424	$ 77,717	$ 1,379	$ 136,147	$ 1,803

(1)     Federal Farm Credit Banks ("FFCB")

As of June 30, 2005, the unrealized holding losses relate to a total of 41 investment securities, which consist of nine adjustable rate MBS, three adjustable rate CMO and 29 fixed rate government sponsored enterprise debt obligations, which have been in an unrealized loss position (ranging from a deminimus percentage to 3.5% of cost) for not more than 25 months. Such unrealized holding losses are the result of an increase in market interest rates during fiscal 2005 and are not the result of credit or principal risk. Based on the nature of the investments and other considerations discussed above, management concluded that such unrealized losses were not other than temporary as of June 30, 2005.


The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2005:
	Due in		Due		Due		Due		No
	One Year		After One to		After Five to		After		Stated
	or Less		Five Years		Ten Years		Ten Years		Maturity		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held to maturity securities:
U.S. government sponsored enterprise debt securities	$ 2,002	3.19%	$ 49,026	2.81%	$ -	-	$ -	-	$ -	-	$ 51,028	2.82%
U.S. government agency MBS	-	-	4	10.22%	-	-	-	-	-	-	4	10.22%
Corporate bonds	996	6.80%	-	-	-	-	-	-	-	-	996	6.80%
Certificates of deposit	200	2.88%	-	-	-	-	-	-	-	-	200	2.88%
Total held to maturity	3,198	4.30%	49,030	2.81%	-	-	-	-	-	-	52,228	2.90%

Available for sale securities:
U.S. government sponsored enterprise debt securities	2,976	2.91%	21,423	2.86%	-	-	-	-	-	-	24,399	2.86%
U.S. government agency MBS	-	-	-	-	-	-	56,377	3.95%	-	-	56,377	3.95%
U.S. government sponsored enterprise MBS	274	3.80%	2,433	5.36%	-	-	89,041	3.68%	-	-	91,748	3.72%
Private issue CMO	-	-	-	-	-	-	7,266	3.65%	-	-	7,266	3.65%
Freddie Mac common stock	-	-	-	-	-	-	-	-	391	-	391	-
Fannie Mae common stock	-	-	-	-	-	-	-	-	23	-	23	-
Total available for sale	3,250	2.99%	23,856	3.11%	-	-	152,684	3.78%	414	-	180,204	3.67%
Total investment securities	$ 6,448	3.64%	$ 72,886	2.91%	$ -	-	$ 152,684	3.78%	$ 414	-	$ 232,432	3.49%


Deposit Activities and Other Sources of Funds

General. Deposits, the proceeds from loan sales and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Loan sales are also influenced significantly by general interest rates. Borrowings through the FHLB - San Francisco and repurchase agreements may be used to compensate for declines in the availability of funds from other sources.

Deposit Accounts. Substantially all of the Bank's depositors are residents of the State of California. Deposits are attracted from within the Bank's market area by offering a broad selection of deposit instruments, including checking, savings, money market and time deposits. Deposit account terms vary, differentiated by the minimum balance required, the time periods that the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current interest rates, profitability to the Bank, interest rate risk characteristics, competition and its customer's preferences and concerns. Generally, the Bank's deposit rates are commensurate with the median rates of its competitors within a given market. The Bank may occasionally pay above-market interest rates to attract or retain deposits when less expensive sources of funds are not available. The Bank may also pay above-market interest rates in specific markets in order to increase the deposit base of a particular office or group of offices. The Bank does not generally accept brokered deposits. The Bank reviews its deposit composition and pricing on a weekly basis.

The Bank currently offers time deposits for terms not exceeding five years. As illustrated in the following table, time deposits represented 47.3% of the Bank's deposit portfolio at June 30, 2005, compared to 34.1% at June 30, 2004. The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts which are subject to a heightened degree of competition (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 41 of this report on Form 10-K).

The following table sets forth information concerning the Bank's weighted-average interest rate of deposits at June 30, 2005.
Weighted					Percentage
Average			Minimum	Balance	of Total
Interest Rate	Term	Deposit Account Type	Amount	(In Thousands)	Deposits

		Transaction accounts:
0.00%	N/A	Checking accounts - non-interest bearing	$ -	$ 48,173	5.24%
0.52	N/A	Checking accounts - interest bearing .	-	127,883	13.92
1.44	N/A	Savings accounts	10	267,207	29.09
1.19	N/A	Money market accounts	-	41,058	4.47

		Time deposits:
2.71	12 to 60 months	Fixed-term, variable rate	1,000	2,053	0.22
0.83	30 days or less	Fixed-term, fixed rate	1,000	42	-
-	31 to 90 days	Fixed-term, fixed rate	1,000	-	-
2.87	91 to 180 days	Fixed-term, fixed rate	1,000	95,069	10.35
2.42	181 to 365 days	Fixed-term, fixed rate	1,000	34,512	3.76
2.48	Over 1 to 2 years	Fixed-term, fixed rate	1,000	120,149	13.08
3.38	Over 2 to 3 years	Fixed-term, fixed rate	1,000	101,739	11.08
4.33	Over 3 to 5 years	Fixed-term, fixed rate	1,000	79,670	8.67
4.48	Over 5 years	Fixed-term, fixed rate	1,000	1,076	0.12
2.02%				$ 918,631	100.00%


The following table indicates the aggregate dollar amount of the Bank's time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2005.

Maturity Period	Amount
(In Thousands)

Three months or less	$ 60,789
Over three to six months	34,421
Over six to twelve months	21,563
Over twelve months	91,812
Total	$ 208,585

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated.
	At June 30,
	2005			2004
		Percent			Percent
		of	Increase		of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)
(Dollars In Thousands)

Checking accounts - non-interest bearing	$ 48,173	5.25%	$ 6,622	$ 41,551	4.88%	$ (2,289)
Checking accounts - interest bearing	127,883	13.92	4,262	123,621	14.53	24,722
Savings accounts	267,207	29.09	(81,704)	348,911	41.00	76,196
Money market accounts	41,058	4.47	(5,800)	46,858	5.51	(1,042)
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	231,564	25.21	104,683	126,881	14.90	(66,255)
Over one to two years	66,168	7.20	(19,006)	85,174	10.01	51,947
Over two to five years	134,525	14.64	58,685	75,840	8.91	13,730
Over five years	-	-	(100)	100	0.01	53
Fixed-term, variable rate	2,053	0.22	(50)	2,103	0.25	(129)
Total	$918,631	100.00%	$ 67,592	$851,039	100.00%	$ 96,933


Time Deposits by Rates. The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated.
	At June 30,
	2005	2004	2003
(In Thousands)

Below 1.00%	$ 2,174	$ 40,867	$ 30,972
1.00 to 1.99%	31,134	74,727	92,474
2.00 to 2.99%	153,610	78,066	38,404
3.00 to 3.99%	188,421	43,517	66,111
4.00 to 4.99%	47,588	37,816	40,831
5.00 to 5.99%	8,923	10,320	11,548
6.00 to 6.99%	2,460	4,463	9,504
7.00% and over	-	322	908
Total	$ 434,310	$ 290,098	$ 290,752

Time Deposits by Maturities. The following table sets forth the aggregate dollar amount of time deposits at June 30, 2005 differentiated by interest rates and maturity.

		Over One	Over Two	Over Three	After
	One Year	to	to	to	Four
	or Less	Two Years	Three Years	Four Years	Years	Total
(In Thousands)

Below 1.00%	$ 2,174	$ -	$ -	$ -	$ -	$ 2,174
1.00 to 1.99%	30,408	613	113	-	-	31,134
2.00 to 2.99%	135,778	15,539	2,201	92	-	153,610
3.00 to 3.99%	58,775	31,966	84,714	8,702	4,264	188,421
4.00 to 4.99%	1,369	13,398	14,776	9,882	8,163	47,588
5.00 to 5.99%	1,345	5,638	1,723	217	-	8,923
6.00 and over	2,460	-	-	-	-	2,460

Total	$ 232,309	$ 67,154	$ 103,527	$ 18,893	$ 12,427	$ 434,310

Deposit Activity. The following table sets forth the deposit activity of the Bank for the periods indicated.
	At or For the Year Ended June 30,
	2005	2004	2003
(In Thousands)

Beginning balance	$ 851,039	$ 754,106	$ 677,448

Net deposits before interest credited	51,425	83,591	60,377
Interest credited	16,167	13,342	16,281
Net increase in deposits	67,592	96,933	76,658

Ending balance	$ 918,631	$ 851,039	$ 754,106

Borrowings. The FHLB - San Francisco functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB - San Francisco and is authorized


to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate, maturity, terms and conditions. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank utilizes advances from the FHLB - San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk. The FHLB - San Francisco has, from time to time, served as the Bank's primary borrowing source. Advances from the FHLB - San Francisco are typically secured by the Bank's single-family residential first mortgage loans. Total single-family residential first mortgage loans pledged to the FHLB - San Francisco were $515.4 million at June 30, 2005 as compared to $345.2 million at June 30, 2004. In addition, the Bank pledged investment securities totaling $128.5 million at June 30, 2005 as compared to $206.9 million at June 30, 2004 to collateralize its FHLB - San Francisco advances under the Securities-Backed Credit ("SBC") facility. At June 30, 2005, the Bank had $550.8 million of borrowings from the FHLB - San Francisco with a weighted-average rate of 3.95%, of which $123.0 million was under the SBC facility. Such borrowings mature between 2005 and 2021.

In addition, the Bank has a borrowing arrangement in the form of a federal funds facility with its correspondent bank in the amount of $45.0 million. As of June 30, 2005, the Bank had $10.0 million outstanding correspondent bank advances at a rate of 3.39% compared to none as of June 30, 2004.

The following table sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:
	At or For the Year Ended June 30,
	2005	2004	2003
(Dollars In Thousands)

Balance outstanding at the end of period:
FHLB - San Francisco advances	$ 550,845	$ 324,877	$ 367,938
Correspondent bank advances	$ 10,000	-	-

Weighted average rate at the end of period:
FHLB - San Francisco advances	3.95%	4.01%	3.50%
Correspondent bank advances	3.39%	-	-

Maximum amount of borrowings outstanding at any month end:
FHLB - San Francisco advances	$ 550,845	$ 385,385	$ 367,938
Correspondent bank advances	$ 10,000	-	-

Average short-term borrowings (1) during the period
With respect to:
FHLB - San Francisco advances	$ 135,708	$ 97,638	$ 124,226
Correspondent bank advances	$ 334	-	-

Weighted average short-term borrowing (1) rate during the period
With respect to:
FHLB - San Francisco advances	2.84%	2.42%	2.49%
Correspondent bank advances	2.05%	-	-

(1) Borrowings with a remaining term of 12 months or less.


Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank's investment in its service corporations did not exceed these limits at June 30, 2005.

The Bank has three wholly owned subsidiaries; Provident Financial Corp ("PFC"), Profed Mortgage, Inc., and First Service Corporation. PFC's current activities include: (i) acting as trustee for the Bank's real estate transactions and (ii) holding real estate for investment. The largest real estate investment of PFC is an office building in downtown Riverside, California with a book value of $9.2 million as of June 30, 2005. Other real estate held for investment by PFC at June 30, 2005 was $653,000. Profed Mortgage, Inc., which formerly conducted the Bank's mortgage banking activities, and First Service Corporation are currently inactive. At June 30, 2005, the Bank's investment in its subsidiaries was $8.3 million.

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

The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that it may find in the Bank's operations. The FDIC also has the authority to examine the Bank in its roles as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters such as the ownership of savings accounts and the form and content of the Bank's mortgage requirements. Any change in these regulations, whether by the FDIC, the OTS or Congress could have a material adverse impact on the Corporation, the Bank and their operations.

Federal Regulation of Savings Institutions

Office of Thrift Supervision. The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When the OTS and the FDIC conduct these examinations, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the institution's total assets, to fund the operations of the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Corporation. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inaction may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

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


approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

All savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's annual OTS assessment for the fiscal year ended June 30, 2005 was $261,000.

Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At June 30, 2005, the Bank's limit on loans to one borrower was $18.5 million. At June 30, 2005, the Bank's largest loan commitment to a related group of borrowers was $17.5 million. Of this commitment, $11.8 million has been disbursed in the form of three loans, which are performing according to their original terms.

The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

Federal Home Loan Bank System. The Bank is a member of the FHLB - San Francisco which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At June 30, 2005, the Bank had $550.8 million of outstanding advances from the FHLB - San Francisco under an available credit facility of $649.7 million, which is limited to available collateral. See "Business - Deposit Activities and Other Sources of Funds - Borrowings."

As a member, the Bank is required to purchase and maintain stock in the FHLB - San Francisco. At June 30, 2005, the Bank had $37.1 million in FHLB - San Francisco stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB - San Francisco stock. The average dividend yield for fiscal 2005 and 2004 was 4.41% and 3.91%, respectively.

Under federal law, the FHLB is required to provide funds for the resolution of troubled savings institutions and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

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


take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, an institution is classified as well capitalized if it has a total risk-based capital ratio of at least 10%, a core capital ratio of at least 5% and Tier 1 capital ratio of at least 6%. An institution is less than adequately capitalized if it has a risk-based capital ratio of less than 8% or a core capital ratio of less than 4%. The risk classification of all insured institutions is completed by the FDIC for each semi-annual assessment period.

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

Since January 1, 1997, the premium schedule for BIF and SAIF insured institutions has ranged from 0 to 27 basis points for each $100 in domestic deposits held by the insured institution. However, SAIF- and BIF-insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s equal to approximately 1.5 basis points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017.

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

Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution is considered to be "undercapitalized" if it has a ratio of total capital to risk-weighted assets of less than 8.0%, a ratio of Tier I capital to risk-weighted assets of less than 4.0%, or a ratio of core capital to total assets of less than 4.0% (3.0% or less for institutions with the highest examination rating). An institution that has a total risk-based capital ratio less than 6.0%, a Tier I capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to total assets ratio equal to or less than 1.5% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." Compliance with any capital restoration plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount that would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2005, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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


standard prescribed by the Guidelines, it may require the Bank to submit an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans. Management is aware of no conditions relating to these safety and soundness standards which would require the submission of a plan of compliance.

Qualified Thrift Lender Test. All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill and (iii) the value of property used to conduct business, in certain "qualified thrift investments" in at least nine out of each 12 month period on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2005, the Bank met the test and its QTL percentage was 80.05%.

Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for the payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies (see "Savings and Loan Holding Company Regulations" on page 36).

Capital Requirements. OTS Regulations require the Bank to meet three capital standards: a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement. These capital requirements are required to be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At June 30, 2005, the Bank had tangible capital of $106.5 million, or 6.6% of adjusted total assets, which is approximately $82.1 million above the minimum requirement of 1.5% of adjusted total assets on that date. At June 30, 2005, the Bank had $94,000 in core deposit intangibles and $1.6 million in servicing assets.

The capital standards also require core capital equal to at least 3.0% or 4.0% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At June 30, 2005, the Bank had core capital equal to $106.5 million, or 6.6% of adjusted tangible assets, which is $41.5 million above the 4.0% requirement of adjusted total assets on that date.

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

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk-weighting, ranging from 0% to 200%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weighting of 50% for prudently underwritten permanent single-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at the time of origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.


On June 30, 2005, the Bank had total risk-based capital of approximately $112.4 million, including $106.5 million in core capital and $5.9 million in qualifying supplementary capital, and risk-weighted assets of $1.00 billion, or a risk weighted capital ratio of 11.2% to risk-weighted assets. This amount was $32.2 million above the 8.0% requirement on that date.

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

Limitations on Capital Distributions. OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends to the Corporation in accordance with this general authority.

Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

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


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

On April 1, 2004, the Federal Reserve's Regulation W, which comprehensively amends sections 23A and 23B of the Federal Reserve Act, became effective. The Federal Reserve Act and Regulation W are applicable to savings institutions such as the Bank. The Regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Financial Services Modernization Act of 1999.

In addition, OTS regulations prohibit a savings institution from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

Affiliate Transactions. The Corporation and the Bank are separate and distinct legal entities. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Corporation, generally limiting any single transaction to 10% of the Bank's capital and surplus and limiting all such transactions to 20% of the Bank's capital and surplus. These transactions also must be on terms and conditions consistent with safe and sound banking practices that are substantially the same as those prevailing at the time for transactions with unaffiliated companies.

Federally insured savings institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, these institutions are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

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


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

Privacy Standards. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

The Bank is subject to OTS regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Anti-Money Laundering and Customer Identification. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Title III of the USA Patriot Act and the related OTS regulations impose the following requirements with respect to financial institutions:

  establishment of anti-money laundering programs;
  establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;
  establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;
  prohibitions on correspondent accounts for foreign shelled banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.


Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications. The Bank's policies and procedures have been updated to reflect the requirements of the USA Patriot Act, which had a minimal impact on business and customers.

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

Mergers and Acquisitions. The Corporation must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Corporation to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Corporation and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Activities Restrictions. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. The Corporation and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the GLBA.

If the Bank fails the QTL test, the Corporation must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies. See "Federal Regulation of Savings Institutions - Qualified Thrift Lender Test" on page 32.

Sarbanes-Oxley Act. The Sarbanes-Oxley Act was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934, including the Corporation.

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

Qualified Thrift Lender Test. If the Bank fails the qualified thrift lender test, within one year the Corporation must register as, and will become subject to, the significant activity restrictions applicable to savings and loan holding companies (see "Qualified Thrift Lender Test" on page 32).


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

Tax Bad Debt Reserves. As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995. Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method. Instead, the Bank will be permitted to deduct as bad debt expense its specific charge-offs during the taxable year. In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post-1987 additions to their bad debt tax reserves. As of the effective date of the legislation, the Bank had no post-1987 additions to its bad debt tax reserves. As of June 30, 2005, the Bank's total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million. Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a "non-dividend distribution" as defined below.

Distributions. To the extent that the Bank makes "non-dividend distributions" to the Corporation that are considered as made from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "Limitation on Capital Distributions" on page 33 for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve. During fiscal 2005, the Bank declared and paid cash dividends to the Corporation of $8.3 million while the Corporation declared and paid cash dividends to the shareholders of $3.6 million.

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

Non-Qualified Compensation Tax Benefits. During fiscal 2005, 1,452 shares of common stock under the Management Recognition Plan ("MRP") were distributed to non-employee members of the Corporation's Board of Directors in accordance with previous awards and consistent with the vesting schedule. Also, 37,425 common stock option contracts to purchase shares of the Corporation's common stock were exercised as non-qualified stock option contracts during fiscal 2005. The federal tax benefit from the non-qualified compensation in fiscal 2005 was $239,000.

Other Matters. The Internal Revenue Service has audited the Bank's income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.


State Taxation

California. The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank). At June 30, 2005, the Corporation's net state tax rate was 7.1%. Bad debt deductions are available in computing California franchise taxes using the specific charge-off method. The Bank and its California subsidiaries file California franchise tax returns on a combined basis. The Corporation will be treated as a general corporation subject to the general corporate tax rate. The state tax benefit from the non-qualified compensation in fiscal 2005, as described under the Federal Taxation section, was $83,000.

Delaware. As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank.
		Position
Name	Age (1)	Corporation	Bank
Craig G. Blunden	57	Chairman, President and	Chairman, President and
		Chief Executive Officer	Chief Executive Officer

Lilian Brunner	50	-	Senior Vice President
			Chief Information Officer

Thomas "Lee" Fenn	56	-	Senior Vice President
			Chief Lending Officer

Richard L. Gale	54	-	Senior Vice President
			Provident Bank Mortgage

Milton J. Knox	56	-	Senior Vice President
			Retail Banking

Donavon P. Ternes	45	Chief Financial Officer	Senior Vice President
		Corporate Secretary	Chief Financial Officer

(1)   As of June 30, 2005.


Biographical Information

Set forth below is certain information regarding the executive officers of the Corporation and the Bank. There are no family relationships among or between the executive officers.

Craig G. Blunden has been associated with the Bank since 1974 and has held his current positions at the Bank since 1991 and as President and Chief Executive Officer of the Corporation since its formation in 1996. Mr. Blunden also serves on the Board of Directors of the Federal Home Loan Bank of San Francisco, the Greater Riverside Chambers of Commerce, and the Riverside Economic Development Corporation. On January 1, 2005, Mr. Blunden was appointed to a two-year term on the Thrift Institutions Advisory Council by the Federal Reserve Board.

Lilian Brunner, who joined the Bank in 1993, was general auditor prior to being promoted to Chief Information Officer in 1997.

Thomas "Lee" Fenn joined the Bank as Senior Vice President and Chief Lending Officer on July 31, 2003. Prior to joining the Bank, Mr. Fenn was a Senior Vice President and Regional Manager of First Bank & Trust, Huntington Beach, California, a state chartered commercial bank, for six years and was responsible for managing commercial real estate origination and sales to the secondary market, commercial underwriting, sales training for 50 retail offices in California, and the asset based lending division.

Richard L. Gale, who joined the Bank in 1988, has served as President of the Provident Bank Mortgage division since 1989. Mr. Gale has held his current position with the Bank since 1993.

Milton J. Knox joined the Bank as Senior Vice President - Retail Banking on September 2, 2004. Prior to joining the Bank, Mr. Knox spent 10 years as the Senior Vice President - Retail Banking of Hawthorne Savings Bank, a financial institution, located in El Sugundo, California with 17 retail banking offices and was responsible for retail banking and marketing.

Donavon P. Ternes joined the Bank as Senior Vice President and Chief Financial Officer on November 1, 2000. Prior to joining the Bank, Mr. Ternes was the President, Chief Executive Officer, Chief Financial Officer and Director of Mission Savings and Loan Association, a financial institution located in Riverside, California for over 11 years.

Item 2. Properties

At June 30, 2005, the net book value of the Bank's property (including land and buildings) and its furniture, fixtures and equipment was $7.4 million. The Bank's home office is located in Riverside, California. Including the home office, the Bank has 12 retail banking offices, 11 of which are located in Riverside County in the cities of Riverside (4), Moreno Valley, Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe and one is located in Redlands, San Bernardino County, California. The Bank owns eight of the retail banking offices and four are leased. The leases expire from 2006 to 2013. The Bank also has 10 stand-alone loan production offices, which are located in Corona, Diamond Bar, Fullerton, Glendora, Huntington Beach, La Quinta, Rancho Cucamonga, Riverside, San Diego and Torrance, California. All of these offices are leased. The leases expire from 2005 to 2010.

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


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the Nasdaq Stock Market under the symbol PROV. The following table provides the high and low stock prices for PROV during the last two fiscal years. As of June 30, 2005, there were approximately 351 registered stockholders of record.
	First	Second	Third	Fourth
	(Ended September 30)	(Ended December 31)	(Ended March 31)	(Ended June 30)

2005 Quarters:
High	$ 29.40	$ 29.58	$ 30.96	$ 29.93
Low	$ 22.30	$ 26.00	$ 27.44	$ 25.60

2004 Quarters:
High	$ 20.39	$ 25.28	$ 25.98	$ 25.90
Low	$ 19.56	$ 20.05	$ 22.74	$ 23.50

The Corporation began a quarterly cash dividend policy on July 24, 2002. Quarterly dividends of $0.10, $0.14, $0.14 and $0.14 per share were paid for the quarters ended September 30, 2004, December 31, 2004, March 31, 2005 and June 30, 2005, respectively. Quarterly dividends of $0.07, $0.07, $0.10 and $0.10 per share were paid for the quarters ended September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004, respectively. Future declarations or payments of dividends will be subject to the approval of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. See "Item 1. Business - Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions" on page 31. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

The Corporation continues to repurchase its common stock consistent with Board approved stock repurchase plans. On June 24, 2005, the Corporation announced a plan regarding the repurchase of five percent of its common stock or approximately 347,840 shares, all of which are still available for repurchase. The June 2005 stock repurchase program was the result of the expiration of the June 2004 stock repurchase program, which expired on June 23, 2005. A total of 205,370 shares were repurchased under the June 2004 stock repurchase program, at an average cost of $25.20 per share.


The table below sets forth information regarding the Corporation's repurchases of its common stock during fourth quarter of fiscal 2005.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2005 - April 30, 2005	25,000	$ 27.00	25,000	191,115
May 1, 2005 - May 31, 2005	41,900	27.42	41,900	149,215
June 1, 2005 - June 30, 2005	-	-	-	347,840	(1)
Total	66,900	$ 27.26	66,900	347,840

(1)    On June 24, 2005, the Corporation announced a stock repurchase plan of up to 347,840 shares.

Item 6. Selected Financial Data

The information contained under the heading captioned "Financial Highlights" is included in the Corporation's Annual Report to Shareholders filed as Exhibit 13 to this report on Form 10-K and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Corporation's Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this report on Form 10-K.

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

Certain matters in this annual report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Corporation's ability to access cost-effective funding, the general business environment, the direction of future interest rates and the Corporation's ability to successfully manage the risks associated with fluctuations in interest rates, the California real estate market, competitive conditions between banks and non-bank financial services


providers, regulatory changes, labor market competitiveness, and other risks detailed in the Corporation's reports filed with the SEC.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) SFAS No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogeneous loans, (ii) a specific valuation allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these values is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see the section entitled "Comparison of Operating Results for the Year Ended June 30, 2005 and 2004 - Provision for Loan Losses" on page 46.

Interest is generally not accrued on any loan when its contractual payments are more than 90 days delinquent. In addition, interest is not recognized on any loan where management has determined that collection is not reasonably assured. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms for a minimum six-month period, and future monthly principal and interest payments are expected to be collected.

SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," requires that derivatives of the Corporation be recorded in the consolidated financial statements at fair value. Management considers this accounting policy to be a critical accounting policy. The Bank's derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans and option contracts to mitigate the risk of the commitments. Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends. The fair value adjustments of the derivatives are recorded in the consolidated statements of operations with offsets to other assets or other liabilities in the consolidated statements of financial condition. During the third quarter of fiscal 2004, the Corporation adopted the SEC guidance regarding loan commitments that are recognized as derivatives pursuant to SFAS No. 133. As a result of implementing the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," the Corporation excludes the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. The Corporation's previous practice had been to recognize, at the inception of the rate lock, the anticipated servicing released premiums on the underlying loans. The Corporation elected to prospectively apply this guidance to new loan commitments initiated after January 1, 2004. This action delays the recognition of servicing released premiums until the underlying loans are funded and sold.


Executive Summary and Operating Strategy

Provident Savings Bank, FSB established in 1956 is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Bank conducts its business operations as Provident Bank, Provident Bank Mortgage and through its subsidiary, Provident Financial Corp. The business activities of the Corporation, primarily through the Bank and its subsidiary, consist of community banking, mortgage banking, and to a lessor degree, investment services and real estate operations.

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans. Additionally, certain fees are collected from depositors for services provided to them such as, non-sufficient fund fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, and wire transfer fees, among others. The primary source of income in community banking is net interest income, which is the difference between the interest income produced by loans and securities, and the interest expense produced by interest-bearing deposits and borrowed funds. During the next three years the Corporation intends to increase the community banking business by growing total assets; restructure the balance sheet by decreasing the percentage of investment securities to total assets and increasing the percentage of loans held for investment to total assets; decrease the concentration of single-family mortgage loans within its loans held for investment; and increase the concentration of multi-family, commercial real estate, construction and commercial business loans. In addition, over time, the Corporation also intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of checking and savings accounts. This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.

Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences. The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process. During the next three years the Corporation intends to concentrate on high margin mortgage banking products such as alt-A fixed rate, alt-A adjustable rate and second trust deed loans. By doing so, the Corporation believes that it can maintain its gain on sale margin at approximately the same levels experienced during each of the prior two years.

Investment services primarily consists of selling alternative investment products such as annuities and mutual funds to our depositors and real estate operations primarily consists of deriving net rental income from tenants that occupy the Corporation's real estate held for investment. Each of these businesses generates a relatively small portion of the Corporation's net income.

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation's control, including: general economic conditions, either nationally or locally; changes in interest rates; changes in real estate values; changes in accounting principles; changes in regulation; changes in deposit and funding flows; and changes in competition among financial institutions or non-financial institutions, among others. The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity management. The current economic environment presents heightened risk for the Corporation primarily with respect to rising short-term interest rates and an increased concern that rising real estate values are unsustainable. Rising short-term interest rates have led to a flatter yield curve placing pressure on the Corporation's net interest margin since the Corporation's assets are generally priced at the intermediate or long end of the yield curve and interest-bearing liabilities are generally priced at the short end of the yield curve. Rising real estate values may prove unsustainable which may lead to higher loan losses since the majority of our loans are secured by real estate located within California. Significant declines in California real estate may inhibit our ability to recover on defaulted loans by selling the underlying real estate.


Commitments and Derivative Financial Instruments

The Corporation conducts a portion of its operations in leased facilities under non-cancelable agreements classified as operating leases (see Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this report on Form 10-K for a schedule of minimum rental payments and lease expenses under such operating leases). For information regarding the Corporation's commitments and derivative financial instruments, see Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this report on Form 10-K.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation's contractual obligations at June 30, 2005 and the effect such obligations are expected to have on the Corporation's liquidity and cash flows in future periods:

	Payments Due by Period
	1 Year	Over 1 to	Over 3 to	Over
(In Thousands)	or Less	3 Years	5 Years	5 Years	Total
Operating lease obligations	$ 704	$ 1,141	$ 651	$ 154	$ 2,650
Time deposits	242,147	180,036	32,650	-	454,833
FHLB - San Francisco borrowings	193,977	156,537	122,102	163,176	635,792
Total	$ 436,828	$ 337,714	$ 155,403	$ 163,330	$ 1,093,275

The expected obligations for time deposits and FHLB - San Francisco borrowings include anticipated interest accruals based on respective contractual terms.

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, forward loan sale agreements to third parties and commitments to purchase investment securities. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition included in Item 8 of this report on Form 10-K. The Corporation's exposure to credit loss, in the event of non-performance by the other party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments. As of June 30, 2005 and 2004, these commitments were $97.3 million and $86.9 million, respectively.

Comparison of Financial Condition at June 30, 2005 and June 30, 2004

Total assets increased $313.1 million, or 24%, to $1.63 billion at June 30, 2005 from $1.32 billion at June 30, 2004 primarily as a result of increases in loans held for investment and receivable from sale of loans, partly offset by a decrease in investment securities. The loans held for investment increased $269.4 million, or 31%, to $1.13 billion at June 30, 2005 from $862.5 million at June 30, 2004 primarily as a result of originating $784.3 million of loans held for investment, which was partly offset by $482.9 million of loan prepayments. These prepayments were attributable to the continued high volume of refinance activity during fiscal 2005 in connection with a relatively low mortgage interest rate environment. The receivable from sale of loans increased $81.3 million, or 94%, to $167.8 million at June 30, 2005 from $86.5 million at June 30, 2004, resulting from the timing difference between loan sales and loan sale settlements.

During fiscal 2005, the Bank originated approximately $2.01 billion in new loans, primarily through PBM, and purchased $61.2 million in loans from other financial institutions. A total of $1.31 billion of loans were sold during fiscal 2005. The PBM loan production is sold primarily servicing released. The total loan origination volume was achieved as a result of better execution, favorable real estate market conditions and favorable mortgage interest rates. The outstanding balance of loans held for sale decreased to $5.7 million at June 30, 2005 from $20.1 million


at June 30, 2004. The outstanding balance of loans held for sale is largely dependent on the timing of loan fundings and loan sales.

Total investment securities decreased $20.2 million, or 8%, to $232.4 million at June 30, 2005 from $252.6 million at June 30, 2004. For fiscal 2005, issuers called $8.2 million of investment securities, $1.8 million of investment securities matured and $58.1 million of reductions were the result of mortgage-backed securities principal payments. The principal reduction of mortgage-backed securities was primarily attributable to mortgage prepayments and the normal principal payments of the underlying mortgage loans. During fiscal 2005, $49.0 million of investment securities were purchased.

Total liabilities increased $300.0 million, or 25%, to $1.51 billion at June 30, 2005 from $1.21 billion at June 30, 2004 as a result of increases in customer deposits and borrowings. Total deposits increased $67.6 million, or 8%, to $918.6 million at June 30, 2005 from $851.0 million at June 30, 2004. Although the Bank continued its emphasis on expanding customer relationships, particularly in transaction accounts, increases in short-term interest rates during fiscal 2005 became a catalyst for depositors to move their funds from savings accounts to time deposits to take advantage of higher yields. Transaction accounts decreased $76.6 million, or 14%, to $484.3 million at June 30, 2005 from $560.9 million, while checking accounts increased $10.9 million, or 7%, to $176.1 million at June 30, 2005 from $165.2 million at June 30, 2004. Time deposits increased $144.2 million, or 50%, to $434.3 million at June 30, 2005 from $290.1 million at June 30, 2004.

Borrowings, comprised primarily of FHLB - San Francisco advances, increased $235.9 million, or 73%, to $560.8 million at June 30, 2005 from $324.9 million at June 30, 2004. FHLB - San Francisco advances were primarily used to supplement the funding needs of the Bank, to the extent that an increase in deposits and a decrease in investment securities did not meet loan funding requirements.

Total stockholders' equity was $123.0 million at June 30, 2005, as compared to $110.0 million at June 30, 2004. The $13.0 million increase in stockholders' equity during fiscal 2005 was primarily attributable to earnings in fiscal 2005, partly offset by share repurchases and cash dividends to shareholders. The Corporation repurchased 205,370 shares of common stock, or approximately 3% of its outstanding shares, at an average price of $25.20 per share, totaling $5.2 million during fiscal 2005. During fiscal 2005, the Corporation declared and distributed cash dividends of $3.6 million, or $0.52 per share. The Corporation's book value per share increased to $17.68 at June 30, 2005 from $15.51 at June 30, 2004.

Comparison of Operating Results for the Years Ended June 30, 2005 and 2004

General. The Corporation had net income of $18.7 million, or $2.64 per diluted share, for the year ended June 30, 2005, as compared to $15.1 million, or $2.09 per diluted share, for the year ended June 30, 2004. The increase in net income in fiscal 2005 was primarily attributable to increases in net interest income and non-interest income, partly offset by an increase in non-interest expense.

Net Interest Income. Net interest income before provision for loan losses increased $6.3 million, or 17.4%, to $42.5 million in fiscal 2005 from $36.2 million in fiscal 2004. This increase resulted principally from an increase in average earning assets. The average balance of earning assets increased $219.6 million, or 18.0%, to $1.44 billion in fiscal 2005 from $1.22 billion in fiscal 2004. The net interest margin declined slightly to an average of 2.96% in fiscal 2005 from an average of 2.97% in fiscal 2004.

Interest Income. Interest income increased $13.3 million, or 21.4%, to $75.5 million in fiscal 2005 from $62.2 million in fiscal 2004. The increase in interest income was primarily a result of increases in the average balance and the average yield of earning assets. The increase in average assets was primarily attributable to the increase in loans held for investment, which was partly offset by the decrease in investment securities. Total originations of loans held for investment, including loan purchases, were $784.3 million, while total loan prepayments were $482.9 million in fiscal 2005. The increase in the average yield of earning assets was the result of increases in the average yield of investment securities, FHLB - San Francisco stock and federal funds investment during fiscal 2005, which was partly offset by a decline in the average yield of loans receivable. Average yield on investment securities increased 33 basis points to 3.22% in fiscal 2005 from 2.89% in fiscal 2004. The increase in the average yield of


investment securities was primarily due to lower amortization of premiums resulting from lower MBS principal prepayments. The increase in the average yield of FHLB - San Francisco stock was due to the higher dividend received from FHLB - San Francisco. The average yield on loans receivable decreased seven basis points to 5.74% in fiscal 2005 from 5.81% in fiscal 2004. The decrease in the average loan yield was primarily a result of the impact of the prepayment of higher yielding loans held for investment replaced with lower yielding loans.

Interest Expense. Interest expense increased $7.1 million, or 27.4%, to $33.0 million in fiscal 2005 from $25.9 million in fiscal 2004. The increase in interest expense was attributable to the increases in the average cost and average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities increased 17 basis points to 2.45% in fiscal 2005 from 2.28% in fiscal 2004. The average cost of deposits increased 14 basis points to 1.77% in fiscal 2005 from 1.63% in fiscal 2004. The increase in the average cost of deposits was the result of the increase in short-term interest rates during fiscal 2005, maturities of lower costing time deposits and the change in the deposit mix toward higher costing time deposits. The average balance of deposits increased $96.5 million, or 11.8%, to $912.1 million in fiscal 2005 from $815.6 million in fiscal 2004. The average cost of FHLB - San Francisco advances remained unchanged at 3.90% in fiscal 2005 as compared to the average cost in fiscal 2004. The increase in long-term interest rates for FHLB - San Francisco advances was offset by maturities of higher costing advances and the utilization of lower costing overnight borrowings. The average maturity of FHLB - San Francisco advances decreased to 36 months at June 30, 2005 from 45 months at June 30, 2004. The average balance of FHLB - San Francisco advances increased $108.7 million, or 33.7%, to $431.4 million in fiscal 2005 from $322.7 million in fiscal 2004.

Provision for Loan Losses. Loan loss provisions in fiscal 2005 were $1.6 million as compared to $819,000 in fiscal 2004. The increase in fiscal 2005 was primarily a result of the growth of loans held for investment in fiscal 2005. The loan growth in fiscal 2005 was $269.4 million as compared to $118.3 million in fiscal 2004. The allowance for loan losses was $9.2 million, or 0.81% of gross loans held for investment at June 30, 2005 as compared to $7.6 million, or 0.88% of gross loans held for investment at June 30, 2004. The allowance for loan losses as a percentage of non-performing loans at the end of fiscal 2005 was 1,561.9%, as compared to 701.8% at the end of fiscal 2004.

Consistent with its current operating strategy, the Corporation intends for the fastest growing segments of loans held for investment to be commercial real estate, multi-family and construction loans. These loans generally have greater risk than single-family mortgage loans. Management believes that the current provision for loan losses is prudent based upon the loans held for investment composition, historic loss experience and current economic conditions. As the risk profile of the Corporation's loans held for investment changes, management may determine to increase the provision for loan losses.

Non-Interest Income. Total non-interest income increased $4.2 million, or 20.8%, to $24.4 million in fiscal 2005 from $20.2 million in fiscal 2004. The increase in non-interest income was primarily attributable to increases in gain on sale of loans and gain on sale of investment securities, partly offset by a decrease in loan servicing and other fees.

Total gain on sale of loans increased $4.4 million, or 30.8%, to $18.7 million in fiscal 2005 from $14.3 million in fiscal 2004, and was the result of higher loan sale volume and a higher average loan sale margin at PBM. Total loans originated for sale increased $174.4 million, or 15.7%, to $1.29 billion in fiscal 2005 from $1.11 billion in fiscal 2004. The average loan sale margin for PBM in fiscal 2005 was 1.39%, up three basis points from 1.36% in fiscal 2004. The loan sale margin at PBM is derived from total gain on sale of loans divided by total loan sale volume. The PBM loan sale volume used to calculate the loan sale margin, which is defined as PBM loans originated for sale adjusted for the change in commitments to extend credit on loans to be held for sale, was $1.31 billion in fiscal 2005 as compared to $1.05 billion in fiscal 2004. The increase in the average loan sale margin was primarily attributable to the improvement in the product mix of the loan sales with a higher percentage of high margin products. The high margin products consist primarily of second trust deeds, Alt-A adjustable rate and Alt-A fixed rate first trust deed mortgage loans. In fiscal 2005, the high margin products comprised 70% of the PBM loan sale volume as compared to 40% of the loan sale volume in fiscal 2004.

The net impact of derivative financial instruments (SFAS No. 133) in fiscal 2005 was an unfavorable adjustment of $264,000 as compared to an unfavorable adjustment of $859,000 in fiscal 2004. The fair value of the derivative


financial instruments outstanding at June 30, 2005 was a net liability of $91,000 in comparison to a net liability of $109,000 at June 30, 2004. The Corporation implemented the SEC guidance described in the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," which does not allow for the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. These premiums will be realized in future periods when the underlying loans are funded and sold. The SFAS No. 133 adjustment is relatively volatile and may have an adverse impact on future earnings.

The average profit margin for PBM in fiscal 2005 remained unchanged at 85 basis points as compared to the same period in fiscal 2004. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit.

Loan servicing and other fees decreased $617,000, or 26.9%, to $1.7 million in fiscal 2005 from $2.3 million in fiscal 2004, resulting primarily from lower servicing fees, lower commercial loan fees, lower returned check fees and lower late payment charges on loans. In fiscal 2005, the Corporation recorded an impairment reserve on servicing assets of $82,000 as compared to no impairment reserve in fiscal 2004. The impairment reserve was recorded primarily in response to accelerated prepayment of the underlying loans serviced for others, which reduces the value of servicing assets.

Deposit account fees decreased $197,000, or 9.9%, to $1.8 million in fiscal 2005 from $2.0 million in fiscal 2004. The decrease in deposit account fees was primarily attributable to lower non-sufficient fund returned check fees.

Gain on sale of investment was $384,000 in fiscal 2005, resulting from the sale of 6,000 shares of Freddie Mac stock. Other non-interest income increased $186,000 to $1.5 million in fiscal 2005 from $1.3 million in fiscal 2004.

Non-Interest Expense. Total non-interest expense increased $3.7 million, or 12.8%, to $32.5 million in fiscal 2005 as compared to $28.8 million in fiscal 2004. This increase was attributable primarily to increases in compensation expenses, premises and occupancy expenses, professional expenses and other operating expenses, partially offset by lower equipment expense. The increase in non-interest expense was primarily the result of the costs associated with loan production in the mortgage banking division and commercial real estate department, the $320,000 expense associated with the accelerated vesting of certain stock options, and Sarbanes-Oxley ("SOX") compliance costs. Total costs related to SOX compliance were $632,000 in fiscal 2005, primarily attributable to the SOX 404 attestation fees of $318,000 and the SOX 404 implementation fees of $314,000 for external consultant services.

Income Taxes. The provision for income taxes was $14.1 million for fiscal 2005, representing an effective tax rate of 42.9%, as compared to $11.7 million in 2004, representing an effective tax rate of 43.7%. The Corporation determined that the tax rate of 42.9% in fiscal 2005 meets its fiscal 2005 income tax obligations.

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

Net Interest Income. Net interest income before provision for loan losses increased $4.8 million, or 15.3%, to $36.2 million in fiscal 2004 from $31.4 million in fiscal 2003. This increase resulted principally from increases in average earning assets and net interest margin. The average balance of earning assets increased $147.4 million, or 13.8%, to $1.22 billion in fiscal 2004 from $1.07 billion in fiscal 2003. The net interest margin increased to an average of 2.97% in fiscal 2004 from an average of 2.94% in fiscal 2003. The increase in the net interest margin was primarily attributable to an increase in higher yielding assets and an increase in lower cost interest-bearing deposits. The average balance of loans held for investment, which generally have higher yields than investment securities, comprised 75.2% of the average earning assets in fiscal 2004 as compared to 70.5% in fiscal 2003. The average balance of transaction accounts, which generally have a lower average cost than time deposits, comprised 66.6% of the average total deposits in fiscal 2004 as compared to 55.1% in fiscal 2003.


Interest Income. Interest income increased $2.3 million, or 3.8%, to $62.2 million in fiscal 2004 from $59.9 million in fiscal 2003. The increase in interest income was primarily a result of an increase in the average balance of earning assets, which was partly offset by a decrease in the average yield on earning assets. The increase in the average assets was primarily attributable to the increase in loans held for investment, which was partly offset by the decrease in investment securities. Total origination volume of loans held for investment, including loan purchases, was $637.0 million, while total loan prepayments were $477.7 million in fiscal 2004. The decrease in the average yield was the result of the decline in interest rates during fiscal 2004. The average yield on loans held for investment decreased 72 basis points to 5.81% in fiscal 2004 from 6.53% in fiscal 2003. The decrease in the average loan yield was primarily a result of the impact of the prepayment of higher yielding loans held for investment replaced with lower yielding loans. The average yield on investment securities, including FHLB - San Francisco stock, decreased 37 basis points to 2.96% in fiscal 2004 from 3.33% in fiscal 2003. The decrease in the average yield of investment securities was primarily a result of the high volume of securities called by the issuers, which were replaced with investment securities with a lower average yield.

Interest Expense. Interest expense decreased $2.5 million, or 8.8%, to $25.9 million in fiscal 2004 from $28.4 million in fiscal 2003. The decrease in interest expense was attributable to the decrease in the average cost, which was partly offset by an increase in average interest-bearing liabilities. The average cost of interest-bearing liabilities decreased 57 basis points to 2.28% in fiscal 2004 from 2.85% in fiscal 2003. The average cost of deposits decreased 63 basis points to 1.63% in fiscal 2004 from 2.26% in fiscal 2003. The decrease in the average cost of deposits was the result of the decline in interest rates during fiscal 2004, maturities of higher costing time deposits and the change in the deposit mix toward lower costing transaction accounts. The average balance of deposits increased $97.2 million, or 13.5%, to $815.6 million in fiscal 2004 from $718.4 million in fiscal 2003. The average cost of FHLB - San Francisco advances decreased 45 basis points to 3.90% in fiscal 2004 from 4.35% in fiscal 2003. The decrease in the average cost of FHLB - San Francisco advances was primarily attributable to the decline in interest rates, maturities of higher costing advances and the utilization of lower costing overnight borrowings. The average maturity of FHLB - San Francisco advances increased to 45 months at June 30, 2004 from 36 months at June 30, 2003. The average balance of FHLB - San Francisco advances increased $43.3 million, or 15.5%, to $322.7 million in fiscal 2004 from $279.4 million in fiscal 2003.

Provision for Loan Losses. Loan loss provisions in fiscal 2004 were $819,000 as compared to $1.1 million in fiscal 2003. The decrease in loss provision in fiscal 2004 was primarily a result of the decrease in the balance and classification of commercial business loans and the slower growth of loans held for investment in fiscal 2004 as compared to the loan growth in fiscal 2003. The balance of commercial business loans, which generally have a higher allowance for loan loss requirement, was $13.8 million at June 30, 2004 as compared to $22.5 million at June 30, 2003. The allowance for loan loss requirement for commercial business loans declined to $1.2 million at June 30, 2004 from $1.6 million at June 30, 2003. The loan growth in fiscal 2004 was $118.3 million as compared to $150.7 million in fiscal 2003. The allowance for loan losses was $7.6 million, or 0.88% of gross loans held for investment at June 30, 2004 as compared to $7.2 million, or 0.96% of gross loans held for investment at June 30, 2003. The allowance for loan losses as a percentage of non-performing loans at the end of fiscal 2004 was 701.8%, as compared to 480.6% at the end of fiscal 2003.

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

Total gain on sale of loans decreased $4.9 million, or 25.5%, to $14.3 million in fiscal 2004 from $19.2 million in fiscal 2003, and was the result of lower loan sale volume and an unfavorable SFAS No. 133 adjustment. Total loans originated for sale decreased $158.9 million, or 12.5%, to $1.11 billion in fiscal 2004 from $1.27 billion in fiscal 2003. The decrease in the loans originated for sale was primarily attributable to a weaker refinance market, which appears to have peaked in fiscal 2003.


The net impact of derivative financial instruments (SFAS No. 133) was an unfavorable adjustment of $859,000 as compared to a favorable adjustment of $360,000 in the same period last year. The fair value of the derivative financial instruments outstanding at June 30, 2004 was a net liability of $109,000 in comparison to a net asset of $1.6 million at June 30, 2003.

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

As a result of the change in value of derivative financial instruments (including the impact of the implementation of the SEC Staff Accounting Bulletin No. 105), the PBM average loan sale margin decreased seven basis points to 1.36% during fiscal 2004 from 1.43% during fiscal 2003. The decrease in the average loan sale margin was partly offset by the improvement in the mix of the loan sales with a higher percentage of high margin products. The high margin products consist primarily of second trust deeds, Alt-A adjustable rate and Alt-A fixed rate first trust deed mortgage loans. In fiscal 2004, high margin products comprised 40% of the PBM loan sale volume as compared to 19% of the loan sale volume in fiscal 2003.

The average profit margin for PBM in fiscal 2004 and 2003 was 85 basis points and 100 basis points, respectively. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit. The decrease of the profit margin was due to the decrease in gain on sale of loans.

Deposit account fees increased $252,000, or 14.5%, to $2.0 million in fiscal 2004 from $1.7 million in fiscal 2003. The increase in deposit account fees was the result of transaction account growth.

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

Income Taxes. The provision for income taxes was $11.7 million for fiscal 2004, representing an effective tax rate of 43.7%, as compared to $11.4 million in 2003, representing an effective tax rate of 40.2%. The Corporation determined that the tax rate of 43.7% in fiscal 2004 meets its fiscal 2004 income tax obligations.

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

	Year Ended June 30,
	2005			2004			2003
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)

Interest-earning assets:
Loans receivable, net (1)	$ 1,146,073	$ 65,734	5.74%	$ 915,894	$ 53,216	5.81%	$ 754,886	$ 49,328	6.53%
Investment securities	256,729	8,268	3.22%	276,436	7,978	2.89%	297,760	9,668	3.25%
FHLB - San Francisco stock	32,778	1,445	4.41%	24,012	938	3.91%	16,776	843	5.03%
Interest-earning deposits	2,105	48	2.28%	1,793	19	1.06%	1,318	17	1.29%
Total interest-earning assets	1,437,685	75,495	5.25%	1,218,135	62,151	5.10%	1,070,740	59,856	5.59%

Non-interest earning assets	53,825			67,709			74,740
Total assets	$ 1,491,510			$ 1,285,844			$ 1,145,480

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 221,880	1,170	0.53%	$ 206,384	1,365	0.66%	$ 191,997	1,560	0.81%
Savings accounts	309,352	4,484	1.45%	336,756	5,267	1.56%	203,977	4,161	2.04%
Time deposits	380,873	10,508	2.76%	272,486	6,688	2.45%	322,410	10,531	3.27%
Total deposits	912,105	16,162	1.77%	815,626	13,320	1.63%	718,384	16,252	2.26%

Borrowings (3)	431,430	16,820	3.90%	322,745	12,599	3.90%	279,422	12,161	4.35%

Total interest-bearing liabilities	1,343,535	32,982	2.45%	1,138,371	25,919	2.28%	997,806	28,413	2.85%

Non-interest-bearing liabilities	31,799			40,830			45,378
Total liabilities	1,375,334			1,179,201			1,043,184

Stockholders' equity	116,176			106,643			102,296
Total liabilities and
stockholders' equity	$ 1,491,510			$ 1,285,844			$ 1,145,480

Net interest income		$ 42,513			$ 36,232			$ 31,443

Interest rate spread (4)			2.80%			2.82%			2.74%
Net interest margin (5)			2.96%			2.97%			2.94%
Ratio of average interest-earning
assets to average interest- bearing liabilities	107.01%			107.01%			107.31%

(1)    Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan fee amortization of
        $194, $613 and $574 for the years ended June 30, 2005, 2004 and 2003, respectively.
(2)    Includes average balance of non-interest bearing checking accounts of $46.9 million, $44.9 million and $43.8 million in fiscal 2005,
        2004 and 2003, respectively.
(3)    Includes interest prepayment penalties of $0, $0 and $298 for the years ended June 30, 2005, 2004 and 2003, respectively.
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

	Quarter Ended June 30,

		Year Ended June 30,
	2005	2005	2004	2003

Weighted average yield on:

Loans receivable (1)	5.81%	5.74%	5.81%	6.53%

Investment securities	3.27%	3.22%	2.89%	3.25%

FHLB - San Francisco stock	4.42%	4.41%	3.91%	5.03%

Interest-earning deposits	2.75%	2.28%	1.06%	1.29%

All interest-earning assets	5.37%	5.25%	5.10%	5.59%

Weighted average rate paid on:

Checking and money market accounts (2)	0.51%	0.53%	0.66%	0.81%

Savings accounts	1.44%	1.45%	1.56%	2.04%

Time deposits	3.04%	2.76%	2.45%	3.27%

Borrowings (3)	3.94%	3.90%	3.90%	4.35%

All interest-bearing liabilities	2.65%	2.45%	2.28%	2.85%

Interest rate spread (4)	2.72%	2.80%	2.82%	2.74%

Net interest margin (5)	2.90%	2.96%	2.97%	2.94%

(1)    Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan fee amortization of $194,000, $613,000 and $574,000 for the years ended June 30, 2005, 2004 and 2003, respectively.
(2)    Includes average balance of non-interest bearing checking accounts of $46.9 million, $44.9 million and $43.8 million in fiscal 2005, 2004 and 2003, respectively.
(3)    Includes interest prepayment penalties of $0, $0 and $298,000 for the years ended June 30, 2005, 2004 and 2003, respectively.
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
	Year Ended June 30, 2005				Year Ended June 30, 2004
	Compared to Year				Compared to Year
	Ended June 30, 2004				Ended June 30, 2003
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
(In Thousands)

Interest-earnings assets:
Loans receivable (1)	$ (694)	$ 13,373	$ (161)	$ 12,518	$ (5,467)	$ 10,514	$ (1,159)	$ 3,888
Investment securities	925	(570)	(65)	290	(1,074)	(693)	77	(1,690)
FHLB - San Francisco stock	120	343	44	507	(188)	364	(81)	95
Interest-bearing deposits	22	3	4	29	(3)	6	(1)	2
Total net change in income
on interest-earning assets	373	13,149	(178)	13,344	(6,732)	10,191	(1,164)	2,295

Interest-bearing liabilities:
Checking and money market
accounts	(277)	102	(20)	(195)	(290)	117	(22)	(195)
Savings accounts	(385)	(428)	30	(783)	(966)	2,709	(637)	1,106
Time deposits	829	2,655	336	3,820	(2,619)	(1,633)	409	(3,843)
Borrowings	(18)	4,239	-	4,221	(1,252)	1,885	(195)	438
Total net change in expense
on interest-bearing liabilities	149	6,568	346	7,063	(5,127)	3,078	(445)	(2,494)

Net change in net
interest income	$ 224	$ 6,581	$ (524)	$ 6,281	$ (1,605)	$ 7,113	$ (719)	$ 4,789

(1)    Includes receivable from sale of loans, loans held for sale and non-accrual loans.

Liquidity and Capital Resources

The Corporation's primary sources of funds are deposits, proceeds from the sale of loans originated for sale, proceeds from principal and interest payments on loans, proceeds from the maturity of investment securities and FHLB - San Francisco advances. While maturities and scheduled amortization of loans and investment securities are a predictable source of funds, deposit flows, mortgage prepayments and loan sales are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At June 30, 2005, total cash and cash equivalents were $25.9 million, or 1.6% of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2002, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2005 decreased to 7.8% from 24.0% during the same period ending June 30, 2004. This decrease was primarily due to a smaller balance of unpledged investment securities eligible for liquidity.

The primary investing activity of the Bank is the origination of single-family, multi-family, commercial real estate, construction, and commercial business loans. Most mortgage and consumer loans originated by PBM were sold on a servicing released basis. During the years ended June 30, 2005, 2004 and 2003, the Bank originated loans in the amounts of $2.01 billion, $1.71 billion and $1.79 billion, respectively. In addition, the Bank purchased loans from


other financial institutions in fiscal 2005, 2004 and 2003 in the amounts of $61.2 million, $37.7 million and $39.5 million, respectively. Total loans sold in fiscal 2005, 2004 and 2003 were $1.31 billion, $1.13 billion and $1.29 billion, respectively. At June 30, 2005, the Bank had loan origination commitments totaling $97.3 million and undisbursed loans in process totaling $95.2 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. On June 30, 2005, time deposits that are scheduled to mature in one year or less were $232.3 million. Historically, the Bank has been able to retain a significant amount of its time deposits as they mature. Management of the Bank believes it has adequate resources to fund all loan commitments with deposits and FHLB - San Francisco advances, and that it can adjust deposit rates to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. Under the OTS prompt corrective action provisions, a minimum ratio of 1.5% for the Tangible Capital ratio is required to be deemed other than "critically undercapitalized," while a minimum of 5.0% for Tier 1 (Core) capital, 10.0% for Total Risk-Based Capital and 6.0% for Tier 1 Risk-Based Capital is required to be deemed "well capitalized." As of June 30, 2005, the Bank exceeded all regulatory capital requirements with Tangible Capital, Core Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 6.6%, 6.6%, 10.3% and 11.2%, respectively.

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

Impact of New Accounting Pronouncements

SFAS No. 154:
In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections," that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

SFAS No. 123R:
In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This Statement supersedes Accounting Principles Board ("APB") Opinion No. 25 and its related implementation guidance and is a revision of SFAS No. 123. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render


the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The revised accounting for stock-based compensation requirements must be adopted by the Corporation on July 1, 2005. SFAS 123R allows for two alternative transition methods. The Corporation intends to follow the modified prospective method, which requires application of the new statement to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite services are rendered on or after the effective date. The compensation cost of that portion of awards shall be based on the grant-date fair value of those awards as calculated for pro-forma disclosures under the original SFAS No. 123. Had the Corporation adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been approximately similar to the pro forma net income and earnings per share as disclosed in Note 1 of the consolidated financial statements.  Stock option expense for fiscal 2006 is estimated to be $204,000, net of tax, which may change as a result of future stock option grants, forfeitures and/or other items.

SOP 03-3:
In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows were subsequently expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 was applied for loans and debt securities acquired after December 31, 2004. The adoption of this Statement did not have a material impact on the Corporation's financial position, results of operations, or cash flows.

EITF No. 03-1:
In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," as final. The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The final FSP (retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Securities Exchange Commission's ("SEC") Staff Accounting Bulletin No. 59, "Accounting for Non-current Marketable Equity Securities," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative Aspects of Market Risk. The Bank does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative financial instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest


rate risk of the Bank's interest-earning assets and interest-bearing liabilities, see "Maturity of Loans Held for Investment" on page 4, "Investment Securities Activities" on pages 22 through 24, "Time Deposits by Maturities" on page 27 and "Interest Rate Risk" on page 55.

Qualitative Aspects of Market Risk. The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Bank has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans. In addition, the Bank maintains an investment portfolio, which is largely in U.S. government sponsored enterprise securities and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and time deposits with terms up to five years. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 41.

Interest Rate Risk. The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to the fluctuation of interest rates. The Corporation, through its ALCO, has sought to reduce the exposure of its earnings to changes in interest rates by managing the repricing mismatch between interest-earning assets and interest-bearing liabilities. The principal element in achieving this objective is to manage the interest-rate sensitivity of the Corporation's assets by retaining loans with interest rates subject to periodic market adjustments. In addition, the Bank maintains a liquid investment portfolio comprised of government sponsored enterprise securities and MBS. The Bank relies on retail deposits as its primary source of funding while utilizing FHLB - San Francisco advances as a secondary source of funding which can be structured with favorable interest rate risk characteristics. As part of its interest rate risk management strategy, the Bank promotes transaction accounts.

Using data from the Bank's quarterly report to the OTS, the OTS produces a report for the Bank that measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. The interest rate risk analysis received from the OTS is similar to the Bank's own interest rate risk model. NPV is defined as the net present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -200, -100, +100, +200 and +300 basis points with no effect given to any steps that management might take to counter the effect of the interest rate change.


The following table is provided by the OTS and sets forth as of June 30, 2005 the estimated changes in NPV based on the indicated interest rate environments. The Bank's balance sheet position as of June 30, 2005 can be summarized as follows: if interest rates increase by 100 basis points, the NPV of the Bank is expected to increase; however, if interest rates decrease 200 basis points, decrease 100 basis points, increase 200 basis points or increase 300 basis points, the NPV of the Bank is expected to decrease.

				NPV as Percentage
	Net	NPV	Portfolio	Of Portfolio Value	Sensitivity
Basis Points (bp)	Portfolio	Change	Value	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)
(Dollars In Thousands)

+300 bp	$ 156,909	$ (14,529)	$1,619,546	9.69%	-44	bp
+200 bp	166,880	(4,558)	1,647,734	10.13%	0	bp
+100 bp	172,104	666	1,672,470	10.29%	+16	bp
0 bp	171,438	-	1,692,139	10.13%	-	bp
-100 bp	164,426	(7,012)	1,704,445	9.65%	-48	bp
-200 bp	151,168	(20,270)	1,711,929	8.83%	-130	bp

(1)    Represents the (decrease) increase of the estimated NPV at the indicated change in interest rates compared to the NPV calculated at June 30, 2005 ("base case").
(2)    Calculated as the estimated NPV divided by the portfolio value of total assets.
(3)    Calculated as the change in the NPV ratio from the base case at the indicated change in interest rates.

The following table provided by the OTS, is based on the calculations contained in the previous table, and sets forth the change in the NPV at a -200 bp rate shock at June 30, 2005 and at a +200 bp rate shock at June 30, 2004 (by regulation the Bank must measure and manage its interest rate risk for an interest rate shock of +/- 200 basis points, whichever produces the largest decline in NPV).
	At June 30, 2005	At June 30, 2004
Risk Measure: +200 bp/-200 bp Rate Shock	(-200 bp)	(+200 bp)

Pre-Shock NPV Ratio .	10.13%	11.47%
Post-Shock NPV Ratio	8.83%	10.48%
Sensitivity Measure	130 bp	99 bp

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or repricing characteristics, they may react in different degrees to changes in interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in interest rates, while interest rates on other types of assets and liabilities may lag behind changes in interest rates. Additionally, certain assets, such as ARM loans, have features which restrict changes on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals of time deposits could likely deviate significantly from those assumed in calculating the respective table. It is also possible that, as a result of an interest rate increase, the increased mortgage payments required of ARM borrowers could result in an increase in delinquencies and defaults. Changes in interest rates could also affect the volume and profitability of the Bank's mortgage banking operations. Accordingly, the data presented in the tables above should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Bank, nor does it represent amounts that would be available for distribution to stockholders in the event of the liquidation of the Corporation.


The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank's current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus or minus 100 and 200 basis points. The following table describes the results of the analysis for June 30, 2005 and June 30, 2004.
June 30, 2005		June 30, 2004
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	-13.39%	+200 bp	-13.28%
+100 bp	-6.28%	+100 bp	-7.45%
-100 bp	+3.48%	-100 bp	+2.00%
-200 bp	-3.74%	-200 bp	+3.85%

In both of the fiscal year-end periods described above, the Bank is liability sensitive. Therefore, in a rising interest rate environment, the results project a decline in net interest income over the subsequent 12-month period, and in a falling interest rate environment, the results project an increase in net interest income over the subsequent 12-month period, except in the -200 basis point scenario at June 30, 2005 where net interest income is also projected to decline.

Management believes that the assumptions used to complete the analysis described in the table above are reasonable. However, past experience has shown that immediate, permanent and parallel movements in interest rates will not necessarily occur. Additionally, while the analysis provides a tool to evaluate the projected net interest income to changes in interest rates, actual results may be substantially different if actual experience differs from the assumptions used to complete the analysis. Therefore the model results that we disclose should be thought of as a risk management tool to compare the trends of our current disclosure to previous disclosures, over time, within the context of the actual performance of the treasury yield curve.

Item 8. Financial Statements and Supplementary Data

Please refer to the index on page 65 for Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of June 30, 2005, the Corporation carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934. The Corporation's Disclosure Committee, under the supervision of the Chief Executive Officer and Chief Financial Officer, and with the participation of the Internal Audit Department, conducted surveys and interviews with a selected group of management comprised of the critical operational personnel, on the effectiveness of the disclosure controls and procedures. Based on the results of the surveys and interviews, the Disclosure Committee completed a report to the Audit Committee of the Board of Directors and a recommendation to the Corporation's Chief Executive Officer and Chief Financial Officer. The Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of the evaluation date.

During the quarter ended June 30, 2005, no change occurred in the Corporation's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.


The Management Report on Internal Control over Financial Reporting is follows:

The management of Provident Financial Holdings, Inc. (the "Corporation") is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the Corporation's internal control over financial reporting was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Corporation's internal control over financial reporting was effective as of June 30, 2005.

Management's assessment of the effectiveness of internal control over financial reporting as of June 30, 2005, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Corporation's consolidated financial statements. Deloitte & Touche LLP's attestation report on management's assessment of the Corporation's internal control over financial reporting which follows.

Date: September 12, 2005                                                                                               /s/ Craig. G. Blunden
                                                                                                                                           Craig. G. Blunden
                                                                                                                                           Chairman, President and Chief Executive Officer

                                                                                                                                           /s/ Donavon P. Ternes
                                                                                                                                           Donavon P. Ternes
                                                                                                                                           Chief Financial Officer

Report of Independent Registered Public Accounting Firm:

To the Board of Directors of Provident Financial Holdings, Inc., Riverside, California.

We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Provident Financial Holdings, Inc. and subsidiary (the "Corporation") maintained effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.


A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Corporation maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2005 of the Corporation and our report dated September 12, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 12, 2005

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information regarding the Corporation's Board of Directors, see the section captioned "Proposal I - Election of Directors" which is included in the Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end and is incorporated herein by reference.

The executive officers of the Corporation and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. See "Executive Officers" beginning on page 38 in Item 1 of this report on Form 10-K.


Compliance with Section 16(a) of the Exchange Act

The information contained under the section captioned "Compliance with Section 16(a) of the Exchange Act" is included in the Corporation's Proxy Statement and is incorporated herein by reference.

Code of Ethics for Senior Financial Officers

The Corporation has adopted a Code of Ethics, which applies to all directors, officers, and employees of the Corporation. The Code of Ethics is publicly available as Exhibit 14 to the Corporation's Annual Report on Form 10-K for the year ended June 30, 2004, and is available on the Corporation's website, www.myprovident.com. If the Corporation makes any substantial amendments to the Code of Ethics or grants any waiver, including any implicit waiver, from a provision of the Code to the Corporation's Chief Executive Officer, Chief Financial Officer or Controller, the Corporation will disclose the nature of such amendment or waiver on the Corporation's website and in a report on Form 8-K.

Audit Committee Financial Experts

The Corporation has designated Joseph P. Barr, Audit Committee Chairman, as its financial expert. Mr. Barr is independent of management, a Certified Public Accountant in California and Ohio and has been practicing public accounting for over 35 years.

Item 11. Executive Compensation

The information contained under the section captioned "Executive Compensation" and "Directors' Compensation" is included in the Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end and incorporated herein by reference.

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

(d)    Equity Compensation Plan Information.


The following table summarizes share and exercise price information regarding the Corporation's equity compensation plans as of June 30, 2005.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by
security holders:
Management Recognition Plan	23,058	N/A	-
1996 Stock Option Plan	710,125	$ 10.77	1,200
2003 Stock Option Plan	264,500	$ 24.97	88,000

Equity Compensation Plans not approved
by security holders	N/A	N/A	N/A

Total	997,683	N/A	89,200

Item 13. Certain Relationships and Related Transactions

The information contained under the section captioned "Transactions with Management" is included in the Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the section captioned "Proposal II - Approval of Appointment of Independent Auditors" is included in the Corporation's Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.     Financial Statements
              See the Index to Consolidated Financial Statements on page 65.

      2.     Financial Statement Schedules
              Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.


(b)    Exhibits
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

                        10.6     Severance Agreement with Richard L. Gale (incorporated by reference to Exhibit 10.6 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 1998)

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

                       10.13     Form of Incentive Stock Option Agreement for options granted under the 2003 Stock
                                     Option Plan.

                       10.14     Form of Non-Qualified Stock Option Agreement for options granted under the 2003
                                     Stock Option Plan.

                       10.15     Severance Agreement with Milton J. Knox

                       13          2005 Annual Report to Stockholders

                       14          Code of Ethics for the Corporation's directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2004)

                        21.1      Subsidiaries of Registrant


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

                                                                                                                  Provident Financial Holdings, Inc.

                                                                                                                  /s/ Craig G. Blunden
Date: September 12, 2005                                                                      Craig G. Blunden
                                                                                                                  Chairman, President and Chief Executive Officer

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                                                                     TITLE                                                                    DATE

/s/ Craig G. Blunden
Craig G. Blunden                                                                    Chairman, President and                                        September 12, 2005
                                                                                                  Chief Executive Officer
                                                                                                  (Principal Executive Officer)

/s/ Donavon P. Ternes
Donavon P. Ternes                                                                Chief Financial Officer                                            September 12, 2005
                                                                                                  (Principal Financial and
                                                                                                   Accounting Officer)

/s/ Joseph P. Barr
Joseph P. Barr                                                                         Director                                                                    September 12, 2005

/s/ Bruce W. Bennett
Bruce W. Bennett                                                                  Director                                                                    September 12, 2005

/s/ Debbi H. Guthrie
Debbi H. Guthrie                                                                    Director                                                                    September 12, 2005

/s/ Robert G. Schrader
Robert G. Schrader                                                                Director                                                                     September 12, 2005

/s/ Roy H. Taylor
Roy H. Taylor                                                                        Director                                                                      September 12, 2005

/s/ William E. Thomas
William E. Thomas                                                                Director                                                                       September 12, 2005


Consolidated Financial Statements of
Provident Financial Holdings, Inc.


Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the "Corporation") as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and subsidiary as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation's internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated September 12, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Corporation's internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 12, 2005


Consolidated Statements of Financial Condition

(In Thousands, Except Share Information)
	June 30,
	2005	2004
Assets
Cash and cash equivalents	$ 25,902	$ 38,349

Investment securities - held to maturity
(fair value $51,327 and $61,250, respectively)	52,228	62,200
Investment securities - available for sale, at fair value	180,204	190,380
Loans held for investment, net of allowance for loan losses of $9,215 and
$7,614, respectively	1,131,905	862,535
Loans held for sale, at lower of cost or market	5,691	20,127
Receivable from sale of loans	167,813	86,480
Accrued interest receivable	6,294	4,961
Real estate held for investment, net	9,853	10,176
Federal Home Loan Bank ("FHLB") - San Francisco stock	37,130	27,883
Premises and equipment, net	7,443	7,912
Prepaid expenses and other assets	7,659	8,032
Total assets	$ 1,632,122	$ 1,319,035

Liabilities and Stockholders' Equity
Liabilities:
Non-interest-bearing deposits	$ 48,173	$ 41,551
Interest-bearing deposits	870,458	809,488
Total deposits	918,631	851,039

Borrowings	560,845	324,877
Accounts payable, accrued interest and other liabilities	29,657	33,137
Total liabilities	1,509,133	1,209,053

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value; (2,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock, $0.01 par value; (15,000,000 shares authorized;
11,973,340 and 11,898,565 shares issued, respectively; 6,956,815 and 7,091,719 shares outstanding, respectively)	120	119
Additional paid-in capital	59,497	57,186
Retained earnings	126,381	111,329
Treasury stock at cost (5,016,525 and 4,806,846 shares, respectively)	(62,046)	(56,753)
Unearned stock compensation	(1,272)	(1,889)
Accumulated other comprehensive income (loss), net of tax	309	(10)
Total stockholders' equity	122,989	109,982

Total liabilities and stockholders' equity	$ 1,632,122	$ 1,319,035

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Information)

	Year Ended June 30,
	2005	2004	2003
Interest income:
Loans receivable, net	$ 65,734	$ 53,216	$ 49,328
Investment securities	8,268	7,978	9,668
FHLB - San Francisco stock	1,445	938	843
Interest-earning deposits	48	19	17
Total interest income	75,495	62,151	59,856

Interest expense:
Deposits	16,162	13,320	16,252
Borrowings	16,820	12,599	12,161
Total interest expense	32,982	25,919	28,413
Net interest income, before provision for loan losses	42,513	36,232	31,443
Provision for loan losses	1,641	819	1,055
Net interest income, after provision for loan losses	40,872	35,413	30,388

Non-interest income:
Loan servicing and other fees	1,675	2,292	1,845
Gain on sale of loans, net	18,706	14,346	19,200
Real estate operations, net	400	251	731
Deposit account fees	1,789	1,986	1,734
Net gain on sale of investment securities	384	-	694
Other	1,464	1,278	1,567
Total non-interest income	24,418	20,153	25,771

Non-interest expense:
Salaries and employee benefits	21,633	19,063	17,965
Premises and occupancy	2,735	2,461	2,480
Equipment expense	1,523	1,719	1,972
Professional expense	1,225	826	714
Sales and marketing expense	895	912	900
Other	4,503	3,799	3,882
Total non-interest expense	32,514	28,780	27,913
Income before income taxes	32,776	26,786	28,246
Provision for income taxes	14,077	11,717	11,357
Net income	$ 18,699	$ 15,069	$ 16,889
Basic earnings per share	$ 2.84	$ 2.24	$ 2.37
Diluted earnings per share	$ 2.64	$ 2.09	$ 2.20
Cash dividends per share	$ 0.52	$ 0.33	$ 0.13

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Information)
							Accumulat- ed Other Comprehen- sive Income (Loss), Net of Tax
			Addi- tional Paid-in Capital			Unearned Stock Compensation
				Retained Earnings	Treasury Stock
	Common Stock							Total
	Shares	Amount
Balance at June 30, 2002	8,194,691	$ 117	$ 52,138	$ 82,805	$ (30,027)	$ (2,866)	$ 864	$ 103,031
Comprehensive income:
Net income				16,889				16,889
Unrealized holding gain on securities available for sale, net of tax							796	796
Total comprehensive income								17,685
Purchase of treasury stock	(935,082)				(16,031)			(16,031)
Exercise of stock options	201,225	1	1,422					1,423
Amortization and awards for Management Recognition Plan ("MRP")	18,837				257	74		331
Tax benefit from non-qualified equity compensation			308					308
Allocation of contributions to Employee Stock Ownership Plan ("ESOP")			823			270		1,093
Prepayment of ESOP loan						72		72
Cash dividends				(1,034)				(1,034)
Balance at June 30, 2003	7,479,671	118	54,691	98,660	(45,801)	(2,450)	1,660	106,878
Comprehensive income:
Net income				15,069				15,069
Unrealized holding loss on securities available for sale, net of tax							(1,670)	(1,670)
Total comprehensive income								13,399
Purchase of treasury stock	(516,627)				(10,952)			(10,952)
Exercise of stock options	128,675	1	1,041					1,042
Amortization for MRP						135		135
Tax benefit from non-qualified equity compensation			349					349
Allocation of contributions to ESOP			1,105			271		1,376
Prepayment of ESOP loan						155		155
Cash dividends				(2,400)				(2,400)
Balance at June 30, 2004	7,091,719	119	57,186	111,329	(56,753)	(1,889)	(10)	109,982
Comprehensive income:
Net income				18,699				18,699
Unrealized holding gain on securities available for sale, net of tax							319	319
Total comprehensive income								19,018
Purchase of treasury stock	(209,679)				(5,293)			(5,293)
Exercise of stock options	74,775	1	594					595
Amortization for MRP						135		135
Tax benefit from non-qualified equity compensation			322					322
Allocation of contributions to ESOP			1,395			270		1,665
Prepayment of ESOP loan						212		212
Cash dividends				(3,647)				(3,647)
Balance at June 30, 2005	6,956,815	$ 120	$ 59,497	$ 126,381	$ (62,046)	$ (1,272)	$ 309	$ 122,989

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows

(In Thousands)
	Year Ended June 30,
	2005	2004	2003
Cash flows from operating activities:
Net income	$ 18,699	$ 15,069	$ 16,889
Adjustments to reconcile net income to net
cash (used for) provided by operating activities:
Depreciation and amortization	2,999	4,111	5,973
Amortization of servicing assets	510	307	31
Valuation allowance for impairment of servicing assets	82	-	-
Provision for loan losses	1,641	819	1,055
Gain on sale of loans	(18,706)	(14,346)	(19,200)
Net gain on sale of investment securities	(384)	-	(694)
Stock compensation	2,120	1,511	1,424
FHLB - San Francisco stock dividend	(1,263)	(905)	(781)
Addition to servicing assets	(597)	(1,640)	(301)
Deferred income taxes	1,089	617	550
Tax benefit from non-qualified equity compensation	322	349	308
(Decrease) increase in accounts payable, accrued interest and
other liabilities	(4,907)	1,252	9,180
(Increase) decrease in prepaid expenses and other assets	(1,003)	524	(1,175)
Loans originated for sale	(1,285,837)	(1,111,399)	(1,270,292)
Proceeds from sale of loans and net change in receivable from sale of loans	1,232,021	1,138,287	1,239,331
Net cash (used for) provided by operating activities	(53,214)	34,556	(17,702)

Cash flows from investing activities:
Net increase in loans held for investment	(265,192)	(118,522)	(152,305)
Maturity and call of investment securities held to maturity	9,975	93,885	232,562
Maturity and call of investment securities available for sale	-	54,955	51,403
Principal payments from mortgage backed securities	58,660	95,141	67,933
Purchase of investment securities held to maturity	-	(79,375)	(154,174)
Purchase of investment securities available for sale	(49,345)	(126,025)	(251,502)
Proceeds from sale of investment securities available for sale	390	-	26,112
Net purchase of FHLB - San Francisco stock	(7,984)	(6,004)	(7,193)
Net (additions) sales of real estate	(294)	423	912
Purchase of premises and equipment	(658)	(1,098)	(1,383)
Net cash used for investing activities	$ (254,448)	$ (86,620)	$ (187,635)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows
(In Thousands)
	Year Ended June 30,
	2005	2004	2003
Cash flows from financing activities:
Net increase in deposits	$ 67,592	$ 96,933	$ 76,658
Proceeds from (repayment of) borrowings, net	235,968	(43,061)	165,472
Treasury stock purchases	(5,293)	(10,952)	(16,031)
Exercise of stock options	595	1,042	1,423
Cash dividends	(3,647)	(2,400)	(1,034)
Net cash provided by financing activities	295,215	41,562	226,488

Net (decrease) increase in cash and cash equivalents	(12,447)	(10,502)	21,151
Cash and cash equivalents at beginning of year	38,349	48,851	27,700
Cash and cash equivalents at end of year	$ 25,902	$ 38,349	$ 48,851

Supplemental information:
Cash paid for interest	$ 31,983	$ 25,687	$ 28,886
Cash paid for income taxes	$ 14,900	$ 9,320	$ 10,410
Transfer of loans held for investment to loans held for sale	$ 5,625	$ -	$ -
Real estate acquired in settlement of loans	$ -	$ -	$ 1,172

The accompanying notes are an integral part of these consolidated financial statements.


Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies:

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

The Corporation operates in two business segments: community banking (Provident Bank) and mortgage banking (Provident Bank Mortgage, a division of Provident Bank). Provident Bank activities include attracting deposits, offering banking services and originating multi-family, commercial real estate, construction, commercial business and consumer loans. Deposits are collected primarily from 12 banking locations located in Riverside and San Bernardino counties in California. Provident Bank Mortgage activities include originating single-family loans (one-to-four units) and consumer loans (second mortgages and equity lines of credit) for sale to investors and for investment. Loans are primarily originated in Southern California by loan agents employed by the Bank, as well as from the banking locations and freestanding lending offices. Provident Bank Mortgage originates loans from ten freestanding lending offices in Southern California, as well as from the banking locations.

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets and derivative financial instruments.

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

Investment securities
The Corporation classifies its qualifying investments as available for sale or held to maturity. The Corporation's policy of classifying investments as held to maturity is based upon its ability and management's positive intent to hold such securities to maturity. Securities expected to be held to maturity are carried at amortized historical cost. All other securities are classified as available for sale and are carried at fair value. Fair value is determined based upon quoted market prices. Unrealized holding gains and losses on securities available for sale are included in


Notes to Consolidated Financial Statements

accumulated other comprehensive income, net of tax. Gains and losses on dispositions of investment securities are included in non-interest income and are determined using the specific identification method. Purchase premiums and discounts are amortized over the expected average life of the securities using the interest method. Declines in the fair value of held to maturity and available for sale securities below their amortized historical cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Loans
Loans held for investment consist primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land. The single-family adjustable-rate mortgage ("ARM") is the Corporation's primary loan investment. In addition to the single-family ARMs, multi-family, commercial real estate, construction, commercial business and consumer loans are becoming a substantial part of the loans held for investment. These loans are generally offered to customers and businesses located in Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and to a lesser extent in Orange, Los Angeles, San Diego and other counties. A deterioration in the economic conditions of these markets could adversely affect the Corporation's business, financial condition and profitability. Such deterioration could give rise to increased loan delinquencies, an increase in problem assets and foreclosures, decreased loan demand and a decline in real estate values.

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

Receivable from sale of loans
Receivable from sale of loans represents expected settlement proceeds from the sale of loans, which have closed but have not settled. The duration of the loan sale settlement generally ranges from three to 30 days.

Provident Bank Mortgage activities
Loans are originated for both investment and sale in the secondary market. Since the Corporation is primarily an adjustable-rate mortgage and consumer lender for its own portfolio, most fixed-rate loans are originated for sale to institutional investors.

Loans held for sale are carried at the lower of cost or fair value. Fair value is generally determined by outstanding commitments from investors or investors' current yield requirements as calculated on the aggregate loan basis. Loans are generally sold without recourse, other than standard representations and warranties, except those loans sold to the FHLB - San Francisco under the Mortgage Partnership Finance ("MPF") program and to the Freddie Mac under a commitment which has a recourse provision. Most loans are sold on a servicing released basis. But in some transactions, primarily loans sold under the MPF program, the Corporation may retain the servicing rights in order to generate servicing income. Where the Corporation continues to service loans after sale, investors are paid their share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loan's contractual interest rate.

Loans sold to Freddie Mac under the recourse commitment require the Bank to be responsible for all losses on these loans. As of June 30, 2005, there was one loan sold under this commitment with an outstanding balance of $167,000 as compared to seven loans under this commitment with an outstanding balance of $1.4 million at June 30, 2004. As


Notes to Consolidated Financial Statements

of June 30, 2005 and 2004, the Bank has established a recourse liability of $1,000 and $4,000, respectively, for potential losses on these loans. To date, no losses have been experienced in this program.

Loans sold to the FHLB - San Francisco under the MPF program also have a recourse liability. The FHLB - San Francisco absorbs the first four basis points of loss and a credit scoring process is used to calculate the maximum recourse amount for the Bank. All losses above this amount are the responsibility of the FHLB - San Francisco. In consideration of the obligation of the Bank to accept the recourse liability, the FHLB - San Francisco pays the Bank a credit enhancement fee on a monthly basis. As of June 30, 2005, the Bank has $226.8 million outstanding under this program and has established a recourse liability of $260,000 as compared to $214.9 million outstanding under this program and a recourse liability of $255,000 at June 30, 2004. To date, no losses have been experienced in this program.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae, FHLB - San Francisco or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the year ended June 30, 2005, the Bank repurchased $962,000 of single-family mortgage loans as compared to $79,000 in fiscal 2004 and $835,000 in fiscal 2003.

Activity in the recourse liability for the years ended June 30, 2005, 2004 and 2003 was as follows:
(In Thousands)	2005	2004	2003
Balance, beginning of year	$ 259	$ 44	$ -

Provision	2	215	44
Charge-offs, net	-	-	-

Balance, end of the year	$ 261	$ 259	$ 44

The Bank is obligated to refund loan sale premiums to investors when loans pay off within a specific time period following the loan sale; the time period ranges from three months to six months, depending upon the sale agreement. Total loan sale premium refunds in fiscal 2005, 2004 and 2003 were $1.2 million, $652,000 and $681,000, respectively. As of June 30, 2005 and 2004, the Bank has accrued $236,000 and $70,000, respectively, for future loan sale premium refunds.

Gains or losses on the sale of loans, including fees received or paid, are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated book value of the loans sold. When loans are sold with servicing retained, the carrying value of the loans is allocated between the portion sold and the portion retained (i.e., servicing assets and interest-only strips), based on estimates of their relative fair values.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees. The Corporation periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis, based on loan type and interest rate. In estimating fair values at June 30, 2005 and 2004, the Corporation used a weighted-average prepayment speed of 10.37% and 6.82%, respectively, and a weighted-average discount rate of 9.01% and 9.09%, respectively. Servicing assets, which are included in Other Assets in the accompanying Consolidated Statements of Financial Condition, had a carrying value of $1.7 million and a fair value of $2.0 million at June 30, 2005. A valuation allowance for impairment of servicing assets of $82,000 was outstanding as of June 30, 2005. Servicing assets at June 30, 2004 had a carrying value of $1.6 million


Notes to Consolidated Financial Statements

and a fair value of $2.6 million. No valuation allowance for impairment of servicing assets was outstanding as of June 30, 2004.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips. Interest-only strips are carried at fair value, utilizing the same assumptions as used to value the related servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss). Interest-only strips are included in other assets in the accompanying Consolidated Statements of Financial Condition and had a fair value of $526,000, gross unrealized gains of $146,000 and an unamortized cost of $381,000 at June 30, 2005. Interest-only strips at June 30, 2004 had a fair value of $500,000, gross unrealized gains of $193,000 and an unamortized cost of $307,000.

During the years ended June 30, 2005 and 2004, the Corporation sold 29% and 35%, respectively, of its loans originated for sale to a single primary investor. If the Corporation is unable to sell loans to the primary investor, management believes the availability of other qualified investors would mitigate any significant risk to the Corporation's operations.

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

Real estate
Real estate acquired through foreclosure is initially recorded at the lesser of the loan balance at the time of foreclosure or the fair value of the real estate acquired, less estimated selling costs. All real estate is carried at the lower of cost or fair value, less estimated selling costs. Real estate loss provisions are recorded when the carrying value of the property exceeds the fair value. Costs relating to improvement of the property are capitalized. Other costs are expensed as incurred.

Impairment of long-lived assets
The Corporation reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected


Notes to Consolidated Financial Statements

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

Risks and uncertainties
In the normal course of business, the Corporation encounters two significant types of risk: economic and regulatory. There are three main components to economic risk: interest rate risk, credit risk and market risk. The Corporation is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different frequencies, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Corporation's loans held for investment that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities, which may impact, favorably or unfavorably, the value that can be recognized of those assets and liabilities held by the Corporation.

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

Cash dividend
Since July 24, 2002, the Corporation has distributed a quarterly cash dividend on the Corporation's outstanding shares of common stock. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.


Notes to Consolidated Financial Statements

Stock split
The most recent stock split was the three-for-two stock split distributed in the form of a 50% stock dividend, which was declared on December 19, 2003 with a distribution date of February 2, 2004 to shareholders of record on January 15, 2004. All share and per share information in the accompanying consolidated financial statements for periods prior to December 19, 2003 have been restated to reflect the stock split.

Stock repurchase
The Corporation continues to repurchase its common stock consistent with Board approved stock repurchase plans. On June 24, 2005, the Corporation announced a plan regarding the repurchase of 5% of its common stock or approximately 347,840 shares, all of which are still available for repurchase. The June 2005 stock repurchase program was the result of the expiration of the June 2004 stock repurchase program, which expired on June 23, 2005. A total of 205,370 shares were repurchased under the June 2004 stock repurchase program, at an average cost of $25.20 per share.

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


Notes to Consolidated Financial Statements

The Corporation has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Corporation's stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts as follows:
Year Ended June 30,
(In Thousands, Except Per Share Amounts)	2005	2004	2003
Net income, as reported	$ 18,699	$ 15,069	$ 16,889
Add:
Stock-based compensation expense included
in the reported net income, net of tax	263	78	206
Deduct:
Total stock-based compensation expense, determined
using the fair value method, net of tax	(951)	(325)	(362)
Pro forma net income	$ 18,011	$ 14,822	$ 16,733

Earnings per share:
Basic - as reported	$ 2.84	$ 2.24	$ 2.37
Basic - pro forma	$ 2.73	$ 2.20	$ 2.35

Diluted - as reported	$ 2.64	$ 2.09	$ 2.20
Diluted - pro forma	$ 2.54	$ 2.06	$ 2.18

The Corporation uses the Black-Scholes option-pricing model to calculate the fair value of stock option grants with the following assumptions: An average 10-year expected life, stock volatility for the prior 30 months (an average of 16% for grants in fiscal 2005, 15% for grants in fiscal 2004 and 26% for grants in fiscal 2003), a risk-free discount rate (4.33% for grants in fiscal 2005, 4.36% for grants in fiscal 2004 and 4.50% for grants in fiscal 2003) and cash dividend payments ($0.41 for grants in fiscal 2005, $0.33 for grants in fiscal 2004 and $0.13 for grants in fiscal 2003). In fiscal 2005, 68,000 stock options were granted; in fiscal 2004, 384,250 stock options were granted; and in fiscal 2003, 7,500 stock options were granted. The Corporation calculates the fair value of the stock options at the time of grant and no additional computations are performed during the life of the options. Forfeitures are recognized as they occur.

Employee Stock Ownership Plan ("ESOP")
The Corporation recognizes compensation expense when shares are committed to be released to employees in an amount equal to the fair value of the shares so committed. The difference between the amount of compensation expense and the cost of the shares released is recorded as additional paid-in capital. Cash dividends received on the unallocated ESOP shares are applied as a prepayment to the ESOP loan and reduce the amount of unearned compensation.

Management Recognition Plan ("MRP")
The Corporation recognizes compensation expense over the vesting period of the shares awarded, equal to the fair value of the shares at the date of the award.


Notes to Consolidated Financial Statements

Postretirement benefits
The estimated obligation for postretirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees as of June 30, 2005. The post retirement benefit liability is included in other liabilities in the accompanying consolidated financial statements. Effective July 1, 2003, the Corporation discontinued the postretirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits.

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

The components of other comprehensive income and their related tax effects are as follows:
	For the Year Ended June 30,
(In Thousands)	2005	2004	2003
Unrealized holding gains (losses) on
securities available for sale, net	$ 934	$ (2,831)	$ 2,043
Reclassification adjustment for gains
realized in income	(384)	-	(694)
Net unrealized gains (losses)	550	(2,831)	1,349
Tax effect	(231)	1,161	(553)
Net-of-tax amount	$ 319	$ (1,670)	$ 796

Recent accounting pronouncements

SFAS No. 154:
In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections," that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

SFAS No. 123R:
In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This Statement supersedes Accounting Principles Board ("APB") Opinion No. 25 and its related implementation guidance and is a revision of SFAS No. 123. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that


Notes to Consolidated Financial Statements

may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The revised accounting for stock-based compensation requirements must be adopted by the Corporation on July 1, 2005. SFAS No. 123R allows for two alternative transition methods. The Corporation intends to follow the modified prospective method, which requires application of the new statement to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite services are rendered on or after the effective date. The compensation cost of that portion of awards shall be based on the grant-date fair value of those awards as calculated for pro-forma disclosures under the original SFAS No. 123. Had the Corporation adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been approximately similar to the pro forma net income and earnings per share as disclosed above.  Stock option expense for fiscal 2006 is estimated to be $204,000, net of tax, which may change as a result of future stock option grants, forfeitures and/or other items.

SOP 03-3:
In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows were subsequently expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 was applied for loans and debt securities acquired after December 31, 2004. The adoption of this Statement did not have a material impact on the Corporation's financial position, results of operations, or cash flows.

EITF No. 03-1:
In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," as final. The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The final FSP (retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Securities Exchange Commission's ("SEC") Staff Accounting Bulletin No. 59, "Accounting for Non-current


Notes to Consolidated Financial Statements

Marketable Equity Securities," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

2.        Investment Securities:

The amortized cost and estimated fair value of investment securities as of June 30, 2005 and 2004 were as follows:

June 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise debt securities	$ 51,028	$ -	$ (911)	$ 50,117	$ 51,028
U.S. government agency MBS (1)	4	-	-	4	4
Corporate bonds	996	10	-	1,006	996
Certificates of deposit	200	-	-	200	200
Total held to maturity	52,228	10	(911)	51,327	52,228

Available for sale
U.S. government sponsored enterprise debt securities	24,838	-	(439)	24,399	24,399
U.S. government agency MBS	56,517	73	(213)	56,377	56,377
U.S. government sponsored enterprise MBS	91,144	798	(194)	91,748	91,748
Private issue CMO (2)	7,312	-	(46)	7,266	7,266
Freddie Mac common stock	6	385	-	391	391
Fannie Mae common stock	1	22	-	23	23
Total available for sale	179,818	1,278	(892)	180,204	180,204
Total investment securities	$ 232,046	$ 1,288	$ (1,803)	$ 231,531	$ 232,432


Notes to Consolidated Financial Statements

June 30, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise debt securities	$ 59,199	$ 13	$ (1,001)	$ 58,211	$ 59,199
U.S. government agency MBS	5	2	-	7	5
Corporate bonds	2,796	36	-	2,832	2,796
Certificates of deposit	200	-	-	200	200
Total held to maturity	62,200	51	(1,001)	61,250	62,200

Available for sale
U.S. government sponsored enterprise debt securities	24,831	-	(516)	24,315	24,315
U.S. government agency MBS	17,723	-	(190)	17,533	17,533
U.S. government sponsored enterprise MBS	137,517	530	(718)	137,329	137,329
Private issue CMO	10,507	-	(91)	10,416	10,416
Freddie Mac common stock	12	747	-	759	759
Fannie Mae common stock	1	27	-	28	28
Total available for sale	190,591	1,304	(1,515)	190,380	190,380
Total investment securities	$ 252,791	$ 1,355	$ (2,516)	$ 251,630	$ 252,580

(1)    Mortgage Backed Securities ("MBS").
(2)    Collateralized Mortgage Obligations ("CMO").

The gross realized gain on sale of investment securities based on identified securities during the years ended June 30, 2005, 2004 and 2003 was $384,000, $0 and $694,000, respectively. The tax expense on the sale of investment securities for June 30, 2005, 2004 and 2003 was $161,000, $0, and $292,000, respectively. There were no realized losses during the years ended June 30, 2005, 2004 and 2003.

During fiscal 2005, issuers called $8.2 million of investment securities and MBS principal payments were $58.1 million. In fiscal 2004, issuers called $148.8 million of investment securities and MBS principal payments were $94.9 million. The high volume of called securities in fiscal 2004 was the result of the significant decline in interest rates during fiscal 2004 and the callable government sponsored enterprise securities which were purchased during fiscal 2004 with higher coupon rates than market rates at the time of purchase. Total called securities, which had coupon rates higher than market at the time of purchase in fiscal 2005 and 2004 were $0 and $80.4 million, respectively. The securities called were callable at the option of the issuer and were primarily issued by FHLB, Fannie Mae or Freddie Mac. During fiscal 2005, the decrease in MBS principal payments was primarily attributable to the increase in interest rates during the period. As of June 30, 2005, MBS and CMO investments represented 67% of investment securities as compared to 65% at June 30, 2004.


Notes to Consolidated Financial Statements

As of June 30, 2005 and 2004, the Corporation held investments in a continuous unrealized loss position totaling $1.8 million and $2.5 million, respectively, consisting of the following:

As of June 30, 2005	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise securities:
Fannie Mae	$ -	$ -	$ 6,840	$ 153	$ 6,840	$ 153
Freddie Mac	6,935	67	6,789	210	13,724	277
FHLB	14,682	165	33,398	627	48,080	792
FFCB (1)	-	-	5,872	128	5,872	128
U.S. government agency MBS:
GNMA (2)	29,159	152	6,418	61	35,577	213
U.S. government sponsored enterprise MBS:
Fannie Mae	5,559	34	13,229	160	18,788	194
Private issue CMO:
Washington Mutual, Inc.	2,095	6	5,171	40	7,266	46
Total	$ 58,430	$ 424	$ 77,717	$ 1,379	$ 136,147	$ 1,803

As of June 30, 2004	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise securities:
Fannie Mae	$ 6,833	$ 156	$ -	$ -	$ 6,833	$ 156
Freddie Mac	9,911	97	3,809	189	13,720	286
FHLB	48,040	828	2,881	119	50,921	947
FFCB	5,872	128	-	-	5,872	128
U.S. government agency MBS:
GNMA	17,533	190	-	-	17,533	190
U.S. government sponsored enterprise MBS:
Fannie Mae	42,455	308	376	220	47,831	528
Freddie Mac	16,530	190	-	-	16,530	190
Private issue CMO:
Washington Mutual, Inc.	10,416	91	-	-	10,416	91
Total	$ 157,590	$ 1,988	$ 12,066	$ 528	$ 169,656	$ 2,516

(1)    Federal Farm Credit Banks ("FFCB")
(2)    Government National Mortgage Association ("GNMA")


Notes to Consolidated Financial Statements

As of June 30, 2005, the unrealized holding losses relate to a total of 41 investment securities, which consist of nine adjustable rate MBS, three adjustable rate CMO and 29 fixed rate government sponsored enterprise debt obligations, which have been in an unrealized loss position (ranging from a deminimus percentage to 3.5% of cost) for not more than 25 months. Such unrealized holding losses are the result of an increase in market interest rates during fiscal 2005 and are not the result of credit or principal risk. Based on the nature of the investments and other considerations discussed above, management concluded that such unrealized losses were not other than temporary as of June 30, 2005.

Contractual maturities of investment securities as of June 30, 2005 and 2004 were as follows:
(In Thousands)	June 30, 2005		June 30, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$ 3,198	$ 3,191	$ 7,174	$ 7,204
Due after one through five years	49,030	48,136	55,026	54,046
Due after five years	-	-	-	-
	52,228	51,327	62,200	61,250
Available for sale
Due in one year or less	3,274	3,250	802	802
Due after one through five years	24,239	23,856	29,068	28,650
Due after five through ten years	-	-	-	-
Due after ten years	152,298	152,684	160,708	160,141
No stated maturity (common stock)	7	414	13	787
	179,818	180,204	190,591	190,380
Total investment securities	$ 232,046	$ 231,531	$ 252,791	$ 251,630


Notes to Consolidated Financial Statements

3.        Loans Held for Investment:

Loans held for investment consisted of the following:

(In Thousands)	June 30,
	2005	2004

Mortgage loans:
Single-family	$ 808,732	$ 620,087
Multi-family	119,715	68,804
Commercial real estate	122,354	99,919
Construction	155,975	136,265
Commercial business loans	15,268	13,770
Consumer loans	778	730
Other	10,767	7,371
	1,233,589	946,946
Less:
Undisbursed loan funds	(95,162)	(78,137)
Deferred loan costs	2,693	1,340
Allowance for loan losses	(9,215)	(7,614)
Total loans held for investment	$ 1,131,905	$ 862,535

Fixed-rate loans comprised 3% and 4% of loans held for investment at June 30, 2005 and 2004, respectively. As of June 30, 2005, the Bank had $105.7 million in mortgage loans that may be subject to negative amortization, compared to $107.1 million at June 30, 2004. Negative amortization involves a greater risk to the Bank, because during a period of high interest rates, the loan principal balance may increase by up to 115% of the original loan amount. Also, the Bank has interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment followed by a periodic adjustable interest rate and a fully amortizing loan payment for the remaining term. As of June 30, 2005 and 2004, the interest-only ARM loans were $613.9 million and $399.2 million, or 54.2% and 42.2% of the loans held for investment, respectively.

The following summarizes the components of the net change in the allowance for loan losses:
(In Thousands)	Year Ended June 30,
	2005	2004	2003

Balance, beginning of period	$ 7,614	$ 7,218	$ 6,579
Provision for losses	1,641	819	1,055
Recoveries	2	1	45
Charge-offs	(42)	(424)	(461)
Balance, end of period	$ 9,215	$ 7,614	$ 7,218


Notes to Consolidated Financial Statements

The total non-accrual loans were $590,000 and $1.1 million at June 30, 2005 and 2004, respectively. The effect of non-accrual and restructured loans on interest income for the years ended June 30, 2005, 2004 and 2003 is presented below:

(In Thousands)	Year Ended June 30,
	2005	2004	2003

Contractual interest due	$ 1	$ 101	$ 113
Interest recognized	-	(58)	(10)
Net interest foregone	$ 1	$ 43	$ 103

The following table identifies the Corporation's total recorded investment in impaired loans, net of specific allowances, by type at June 30, 2005 and 2004:

(In Thousands)	June 30, 2005
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 110	$ (65)	$ 45
Without a related allowance	545	-	545
Total single-family loans	655	(65)	590

Commercial business loans:
With a related allowance	116	(116)	-
Total commercial business loans	116	(116)	-
Total impaired loans	$ 771	$ (181)	$ 590

At June 30, 2005 and 2004, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.


Notes to Consolidated Financial Statements

(In Thousands)	June 30, 2004
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
Without a related allowance	$ 1,044	$ -	$ 1,044
Total single-family loans	1,044	-	1,044

Commercial business loans:
With a related allowance	1,285	(365)	920
Without a related allowance	155	-	155
Total commercial business loans	1,440	(365)	1,075
Total impaired loans	$ 2,484	$ (365)	$ 2,119

During the years ended June 30, 2005, 2004 and 2003, the Corporation's average investment in impaired loans was $1.4 million, $2.9 million and $2.4 million, respectively. Interest income of $328,000, $292,000 and $327,000 was recognized, based on cash receipts, on impaired loans during the years ended June 30, 2005, 2004 and 2003, respectively. The Corporation records interest on non-accrual loans utilizing the cash basis method of accounting during the periods when the loans are on non-accrual status.

In the ordinary course of business, the Bank makes loans to its directors, officers and employees at substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers. The following is a summary of related-party loan activity:

(In Thousands)	Year Ended June 30,
	2005	2004	2003

Balance, beginning of period	$ 4,398	$ 5,556	$ 917
Originations	13,896	13,135	18,222
Sales/payments	(12,877)	(14,293)	(13,583)
Balance, end of period	$ 5,417	$ 4,398	$ 5,556

Related-party loan originations increased $761,000, or 6%, to $13.9 million in fiscal 2005 from $13.1 million in fiscal 2004. The total sales/payments decreased $1.4 million, or 10%, to $12.9 million in fiscal 2005 from $14.3 million in fiscal 2004.


Notes to Consolidated Financial Statements

4.    Mortgage Loan Servicing and Loans Originated for Sale

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation:

(In Thousands)	Year Ended June 30,
	2005	2004	2003

Loans serviced for Freddie Mac	$ 12,667	$ 19,995	$ 33,281
Loans serviced for Fannie Mae	27,789	19,419	34,979
Loans serviced for FHLB - San Francisco	227,112	215,057	32,763
Loans serviced for other institutional investors	7,562	14,914	13,123
Total loans serviced for others	$ 275,130	$ 269,385	$ 114,146

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Corporation held borrowers' escrow balances related to loans serviced for others of $643,000, $615,000 and $279,000 as of June 30, 2005, 2004 and 2003, respectively. These escrow balances are included in deposits in the accompanying Consolidated Statements of Financial Condition. Included in Non-interest bearing deposits at June 30, 2005 and 2004 were $2.5 million and $1.9 million, respectively, of custodial accounts held for investors.

The following table summarizes the estimated aggregate amortization expense for servicing assets as of June 30, 2005:
Amount
Year Ended June 30,	(In Thousands)

2006	$ 443
2007	378
2008	309
2009	249
2010	120
Thereafter	128
Total estimated amortization expense	$ 1,627

Loans sold consisted of the following:
(In Thousands)	Year Ended June 30,
	2005	2004	2003

Loans sold:
Servicing - released	$ 1,232,682	$ 905,532	$ 1,231,331
Servicing - retained	81,711	221,279	59,505
Total loans sold	$ 1,314,393	$ 1,126,811	$ 1,290,836


Notes to Consolidated Financial Statements

Loans held for sale consisted of the following:
(In Thousands)	June 30,
	2005	2004	2003

Fixed rate	$ 1,600	$ 18,797	$ 3,475
Adjustable rate	4,091	1,330	772
Total loans held for sale	$ 5,691	$ 20,127	$ 4,247

5.    Real Estate Held for Investment:

Real estate held for investment consisted of the following:

(In Thousands)	June 30,
	2005	2004

Real estate held for investment	$ 12,923	$ 12,629
Less accumulated depreciation	(3,070)	(2,453)
Total real estate held for investment, net	$ 9,853	$ 10,176

There was no other real estate owned at June 30, 2005 and at June 30, 2004.

The following summarizes the components of the net change in the allowance for losses on real estate:
(In Thousands)	Year Ended June 30,
	2005	2004	2003

Balance, beginning of period	$ -	$ -	$ 23
Provisions for losses	-	-	-
Charge-offs	-	-	(23)
Balance, end of period	$ -	$ -	$ -


Notes to Consolidated Financial Statements

6.    Premises and Equipment:

Premises and equipment consisted of the following:

(In Thousands)	June 30,
	2005	2004

Land	$ 3,051	$ 3,051
Buildings	8,197	8,063
Leasehold improvements	1,235	1,233
Furniture and equipment	9,203	9,685
Automobiles	77	96
	21,763	22,128
Less accumulated depreciation and amortization	(14,320)	(14,216)
Total premises and equipment, net	$ 7,443	$ 7,912

Depreciation and amortization expense for the years ended June 30, 2005, 2004 and 2003 amounted to $1.1 million, $1.8 million and $1.9 million, respectively.

7.    Deposits:

(Dollars in Thousands)	June 30, 2005		June 30, 2004
	Interest Rate	Amount	Interest Rate	Amount

Checking accounts - non-interest bearing	-	$ 48,173	-	$ 41,551
Checking accounts - interest bearing (1)	0% - 1.00%	127,883	0% - 1.00%	123,621
Savings accounts (1)	0% - 2.24%	267,207	0% - 1.98%	348,911
Money market accounts (1)	0% - 1.49%	41,058	0% - 1.49%	46,858
Time deposits
Under $100	0.40% - 6.80%	225,725	0.50% - 7.23%	181,436
$100 and over	0.80% - 6.77%	208,585	0.70% - 6.81%	108,662
Total deposits		$ 918,631		$ 851,039
Weighted average interest rate on deposits		2.02%		1.58%

(1)    Certain interest-bearing checking, savings and money market accounts require a minimum balance to earn interest.


Notes to Consolidated Financial Statements

The aggregate annual maturities of time deposits are as follows:

(In Thousands)	June 30,
	2005	2004

One year or less	$ 232,309	$ 128,517
Over one to two years	67,154	85,570
Over two to three years	103,527	31,757
Over three to four years	18,893	25,023
Over four to five years	12,427	19,131
Over five years	-	100
Total time deposits	$ 434,310	$ 290,098

Interest expense on deposits is summarized as follows:
(In Thousands)	Year Ended June 30,
	2005	2004	2003

Checking accounts - interest bearing	$ 680	$ 665	$ 801
Savings accounts	4,484	5,267	4,161
Money market accounts	490	700	759
Time deposits	10,508	6,688	10,531
Total interest expense on deposits	$ 16,162	$ 13,320	$ 16,252

The Corporation is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank. The cash balances maintained by the Bank at June 30, 2005 and 2004 were sufficient to cover the reserve requirements.

8.    Borrowings:

Advances from the FHLB - San Francisco, which mature at various dates through 2021, were collateralized by pledges of certain real estate loans with an aggregate principal balance at June 30, 2005 and 2004 of $515.4 million and $345.2 million, respectively. In addition, the Bank pledged investment securities totaling $128.5 million at June 30, 2005 to collateralize its FHLB - San Francisco advances under the Securities-Backed Credit ("SBC") program as compared to $206.9 million at June 30, 2004. At June 30, 2005, the Bank's FHLB - San Francisco borrowing capacity, which is limited to 40% of total assets reported on the Bank's quarterly thrift financial report, was approximately $649.7 million as compared to $550.1 million at June 30, 2004. In addition, the Bank has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $45.0 million which matures on November 30, 2005. As of June 30, 2005 and 2004, the borrowings under this facility were $10.0 million and $0, respectively.


Notes to Consolidated Financial Statements

Borrowings consisted of the following:

(In Thousands)	June 30,
	2005	2004

Regular FHLB - San Francisco advances	$ 427,845	$ 306,877
SBC FHLB - San Francisco advances	123,000	18,000
Correspondent bank advances	10,000	-
Total borrowings	$ 560,845	$ 324,877

As a member of the FHLB - San Francisco system, the Bank is required to maintain a minimum investment in FHLB - San Francisco stock. The Bank held the required investment of $37.1 million and no excess investment amount at June 30, 2005, as compared to the required investment of $27.0 million and an excess investment amount of $883,000 at June 30, 2004. Any excess may be redeemed by the Bank or called by FHLB - San Francisco at par.

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2005	2004	2003

Balance outstanding at the end of period:
FHLB - San Francisco advances	$ 550,845	$ 324,877	$ 367,938
Correspondent bank advances	$ 10,000	-	-

Weighted average rate at the end of period:
FHLB - San Francisco advances	3.95%	4.01%	3.50%
Correspondent bank advances	3.39%	-	-

Maximum amount of borrowings outstanding at any month end:
FHLB - San Francisco advances	$ 550,845	$ 385,385	$ 367,938
Correspondent bank advances	$ 10,000	-	-

Average short-term borrowings (1)
with respect to:
FHLB - San Francisco advances	$ 135,708	$ 97,638	$ 124,226
Correspondent bank advances	$ 334	-	-

Weighted average short-term borrowing rate during the period with respect to:
FHLB - San Francisco advances	2.84%	2.42%	2.49%
Correspondent bank advances	2.05%	-	-

(1)     Borrowings with a remaining term of 12 months or less.


Notes to Consolidated Financial Statements

The aggregate annual contractual maturities of borrowings are as follows:
(Dollars in Thousands)	June 30,
	2005	2004

Within one year	$ 177,000	$ 69,000
Over one to two years	20,000	27,000
Over two to three years	107,000	15,000
Over three to four years	30,000	72,000
Over four to five years	72,000	30,000
Over five years	154,845	111,877
Total borrowings	$ 560,845	$ 324,877
Weighted average interest rate	3.94%	4.01%

9.    Income Taxes:

The provision for income taxes consisted of the following:

(In Thousands)	Year Ended June 30,
	2005	2004	2003

Current:
Federal	$ 9,670	$ 8,180	$ 7,948
State	3,318	2,920	2,859
	12,988	11,100	10,807
Deferred:
Federal	792	487	360
State	297	130	190
	1,089	617	550
Provision for income taxes	$ 14,077	$ 11,717	$ 11,357

The Corporation's tax benefit from non-qualified equity compensation in fiscal 2005 and fiscal 2004 was approximately $322,000 and $349,000, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:
	Year Ended June 30,
	2005	2004	2003

Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	7.1	7.4	7.0
Other	0.8	1.3	(1.8)
Effective income tax rate	42.9%	43.7%	40.2%


Notes to Consolidated Financial Statements

Deferred tax liabilities by jurisdiction were as follows:

(In Thousands)	June 30,
	2005	2004

Deferred taxes - federal	$ 1,298	$ 302
Deferred taxes - state	432	109
Total deferred tax liability	$ 1,730	$ 411

Deferred tax liabilities (assets) were comprised of the following:
(In Thousands)	June 30,
	2005	2004

Depreciation	$ 3,036	$ 3,156
FHLB - San Francisco dividends	3,409	2,747
Unrealized gain on investment securities	162	-
Unrealized gain on interest-only strips	61	78
Deferred loan costs	2,285	564
Total deferred tax liabilities	8,953	6,545

State taxes	(1,335)	(1,070)
Market value adjustments - loans held for sale	-	(193)
Loss reserves	(4,141)	(3,323)
Deferred compensation	(1,447)	(1,162)
Reserve for loans sold with recourse	(120)	(120)
Accrued vacation	(115)	(97)
Unrealized loss on investment securities	-	(86)
Other	(65)	(83)
Total deferred tax assets	(7,223)	(6,134)
Net deferred tax liability	$ 1,730	$ 411

The net deferred tax liability is included in other liabilities in the accompanying Consolidated Statements of Financial Condition.

Retained earnings at June 30, 2005 included approximately $9.0 million for which federal income tax of $3.1 million had not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter its charter from a thrift to a bank.


Notes to Consolidated Financial Statements

10.    Capital:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Core Capital (as defined) to Adjusted Tangible Assets (as defined). Management believes, as of June 30, 2005 and 2004, that the Bank meets all capital adequacy requirements to which it is subject.

Various adjustments are required to be made to retained earnings and total assets for computing these capital ratios, depending on an institution's capital and asset structure. The adjustment presently applicable to the Bank is for equity investments in real estate. In addition, in calculating risk-based capital, general loss allowances are included as capital on a limited basis.

As of June 30, 2005 and 2004, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum Total Risk-Based, Core Capital and Tier 1 Risk-Based Capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements. In fiscal 2005 and 2004, the Bank declared and paid cash dividends of $8.3 million and $8.0 million, respectively, to its parent.


Notes to Consolidated Financial Statements

The Bank's actual capital amounts and ratios as of June 30, 2005 and 2004 are as follows:

(Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2005
Total Capital to Risk-Weighted
Assets	$ 112,387	11.21%	$ 80,186	> 8.0%	$ 100,232	> 10.0%
Core Capital to Adjusted
Tangible Assets	106,459	6.56%	64,933	> 4.0%	81,166	> 5.0%
Tier 1 Capital to Risk-Weighted
Assets	103,169	10.29%	N/A	N/A	60,139	> 6.0%
Tangible Capital	106,459	6.56%	24,350	> 1.5%	N/A	N/A

As of June 30, 2004
Total Capital to Risk-Weighted
Assets	$ 94,983	12.39%	$ 61,342	> 8.0%	$ 76,677	> 10.0%
Core Capital to Adjusted
Tangible Assets	90,402	6.90%	52,388	> 4.0%	65,485	> 5.0%
Tier 1 Capital to Risk-Weighted
Assets	87,385	11.40%	N/A	N/A	46,006	> 6.0%
Tangible Capital	90,402	6.90%	19,646	> 1.5%	N/A	N/A

11.    Benefit Plans:

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements. Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service. The Corporation makes matching contributions up to 3% of participants' pretax compensation. Participants vest immediately in their own contributions with 100% vesting in the Corporation's contributions occurring after six years of credited service. The Corporation's expense for the plan was approximately $379,000, $335,000 and $333,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

The Corporation has a multi-year employment agreement with one executive officer, which requires payments of certain benefits upon retirement. The obligation was fully funded at June 30, 2005 and actuarially determined retirement costs are being accrued and expensed annually.

ESOP (Employee Stock Ownership Plan)

An ESOP was established for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours. The ESOP Trust borrowed $4.1 million from the Corporation to purchase 922,538 shares of the common stock issued in the conversion. The loan is principally repaid from the Corporation's contributions to the ESOP over a period of 15 years. In addition to the


Notes to Consolidated Financial Statements

scheduled principal loan payments, the ESOP Trust has paid additional principal amounts, which came from cash dividends received on the unallocated ESOP shares. The additional principal payment (loan prepayment) in fiscal 2005 and 2004 was $212,000 and $155,000, respectively. At June 30, 2005 and 2004, the outstanding balance on the loan was $1.6 million and $2.1 million, respectively. Shares purchased with the loan proceeds are held in an unearned ESOP account and released on a pro rata basis based on the distribution schedule. Contributions to the ESOP and shares released from the unearned ESOP account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after six years of credited service. Vesting accelerates upon retirement, death or disability of the participant or in the event of a change in control of the Corporation. Forfeitures are reallocated among remaining participating employees in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The expense related to the ESOP was $1.7 million, $1.4 million and $1.1 million for the years ended June 30, 2005, 2004 and 2003, respectively. At June 30, 2005 and 2004, the unearned ESOP account of $1.1 million and $1.6 million, respectively, was reported as a reduction to stockholders' equity.

The table below reflects ESOP activity for the period indicated (in number of shares):

	June 30,
	2005	2004	2003
Unallocated shares at beginning of period	410,852	471,719	532,586
Allocated	(60,867)	(60,867)	(60,867)
Unallocated shares at end of period	349,985	410,852	471,719

The fair value of unallocated ESOP shares was $9.8 million, $9.7 million and $9.2 million at June 30, 2005, 2004 and 2003, respectively.

12.    Incentive Plans:

MRP (Management Recognition Plan)

The Corporation established the MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock. The Corporation acquired 461,250 shares of its common stock in the open market to fund the MRP in 1997. All of the MRP shares have been awarded. Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at the award date. MRP compensation expense was $135,000, $135,000 and $331,000 for the years ended June 30, 2005, 2004 and 2003, respectively. At June 30, 2005 and 2004, the value of the unearned MRP account was $155,000 and $290,000, respectively, and reported as a reduction to stockholders' equity.

Stock Option Plans

The Corporation established the 1996 Stock Option Plan and the 2003 Stock Option Plan (collectively, the "Stock Option Plans") for certain of its directors and key employees under which options to acquire up to 1.15 million shares and 352,500 shares of common stock, respectively, may be granted. Under the Stock Option Plans, options may not be granted at a price less than the fair market value at the date of grant. Options vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The options are exercisable


Notes to Consolidated Financial Statements

after vesting for up to the remaining term of the original grant. The maximum term of the options granted is 10 years.

On April 28, 2005, the Board of Directors accelerated the vesting of certain unvested stock options, totaling 136,950 options, which were previously granted to directors, officers and key employees who had three or more continuous years of service with the Corporation or an affiliate of the Corporation. The Board believes that it is in the best interest of the shareholders to accelerate the vesting of these options which were granted prior to January 1, 2004, since it will have a positive impact on the future earnings of the Corporation. This action has been taken as a result of SFAS No. 123R which the Corporation must adopt on July 1, 2005.

As a result of accelerating the vesting of these options, the Corporation recorded a charge to compensation expense of $320,000 during the quarter ended June 30, 2005. This charge represents a new measurement of compensation cost for these options as of the modification date. The modification introduced the potential for an effective renewal of the awards as some of these options may have been forfeited by the employees. This charge will require adjustment in future periods for actual forfeiture experience. The Corporation estimates that compensation expense related to these options that would have been recognized over their remaining vesting periods pursuant to the transition provisions of SFAS No. 123R is $1.7 million. Because these options are now fully vested, they are not subject to the provisions of SFAS No. 123R.

In fiscal 2005, the total options (under both plans) granted, exercised and forfeited were 68,000 shares, 74,775 shares and 43,450 shares, respectively. As of June 30, 2005, the number of options available for future grants under the Stock Option Plans were 89,200 shares.

The following is a summary of changes in options outstanding:
	Number of Shares	Weighted Average Strike Price
Outstanding at June 30, 2002	974,250	$ 7.65
Granted (fair value of $5.45/share)	7,500	13.67
Exercised	(201,225)	7.07
Outstanding at June 30, 2003	780,525	$ 7.85
Granted (fair value of $6.19/share)	384,250	23.16
Exercised	(128,675)	8.10
Forfeited	(11,250)	13.89
Outstanding at June 30, 2004	1,024,850	$ 13.49
Granted (fair value of $7.24/share)	68,000	26.91
Exercised	(74,775)	7.96
Forfeited	(43,450)	18.81
Outstanding at June 30, 2005	974,625	$ 14.62


Notes to Consolidated Financial Statements

The following table summarizes the outstanding stock options and the exercisable portion of the stock options as of June 30, 2005, 2004 and 2003:
	Options Outstanding				Options Exercisable
		Weighted		Weighted		Weighted
	Number	Average		Average	Number	Average
	Of	Remaining		Exercise	of	Exercise
Exercise Prices	Options	Option Life		Price	Options	Price

At June 30, 2005
$ 29.74	20,000	9.73	Years	$ 29.74	-	$ -
27.80	25,000	9.23		27.80	-	-
27.53	2,500	9.83		27.53	-	-
24.80	213,000	8.82		24.80	42,600	24.80
23.35	15,000	8.57		23.35	3,000	23.35
23.00	19,000	9.07		23.00	-	-
20.33	52,500	8.09		20.33	16,500	20.33
20.23	72,000	8.24		20.23	68,400	20.23
13.67	7,500	7.07		13.67	7,500	13.67
9.67	115,625	6.34		9.67	115,625	9.67
9.15	18,750	2.56		9.15	18,750	9.15
8.28	67,500	5.34		8.28	67,500	8.28
6.78	346,250	1.57		6.78	346,250	6.78
$ 6.78 to $ 29.74	974,625	5.52	Years	$ 14.62	686,125	$ 10.41

At June 30, 2004
$ 24.80	235,000	9.82	Years	$ 24.80	-	$ -
23.35	15,000	9.57		23.35	-	-
20.33	53,250	9.09		20.33	-	-
20.23	76,500	9.24		20.23	-	-
13.67	7,500	8.07		13.67	1,500	13.67
9.67	144,625	7.34		9.67	35,950	9.67
9.15	33,750	3.56		9.15	33,750	9.15
8.28	67,500	6.34		8.28	40,500	8.28
6.78	391,725	2.57		6.78	391,725	6.78
$ 6.78 to $ 24.80	1,024,850	6.17	Years	$ 13.49	503,425	$ 7.29

At June 30, 2003
$ 13.67	7,500	9.07	Years	$ 13.67	-	$ -
9.67	172,125	8.34		9.67	18,225	9.67
9.15	79,875	4.56		9.15	79,875	9.15
8.28	67,500	7.34		8.28	27,000	8.28
6.78	453,525	3.57		6.78	453,525	6.78
$ 6.78 to $ 13.67	780,525	5.10	Years	$ 7.85	578,625	$ 7.27


Notes to Consolidated Financial Statements

13.    Earnings Per Share:

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

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 18,699	6,592,652	$ 2.84
Effect of dilutive shares:
Stock options		489,510
Restricted stock awards (MRP)		12,842
Diluted EPS	$ 18,699	7,095,004	$ 2.64

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 15,069	6,732,954	$ 2.24
Effect of dilutive shares:
Stock options		458,952
Restricted stock awards (MRP)		16,937
Diluted EPS	$ 15,069	7,208,843	$ 2.09

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 16,889	7,122,440	$ 2.37
Effect of dilutive shares:
Stock options		506,615
Restricted stock awards (MRP)		39,099
Diluted EPS	$ 16,889	7,668,154	$ 2.20

14.    Commitments and Contingencies:

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


Notes to Consolidated Financial Statements

The Corporation conducts a portion of its operations in leased facilities under non-cancelable agreements classified as operating leases. The following is a schedule of minimum rental payments under such operating leases, which expire at various years:
Amount
Year Ended June 30,	(In Thousands)

2006	$ 704
2007	606
2008	535
2009	402
2010	249
Thereafter	154
Total minimum payments required	$ 2,650

Lease expense under operating leases was approximately $797,000, $705,000 and $622,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

15.    Derivatives and Other Financial Instruments with Off-Balance Sheet Risks:

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
	June 30,
Commitments	2005	2004
(In Thousands)
Undisbursed loan funds - Construction loans	$ 95,162	$ 78,137
Undisbursed lines of credit - Single-family loans	7,823	7,342
Undisbursed lines of credit - Commercial business loans	9,052	9,625
Undisbursed lines of credit - Consumer loans	1,631	1,794
Commitments to extend credit on loans held for investment	13,312	23,170
	$ 126,980	$ 120,068

Commitments to extend credit are agreements to lend money to a customer at some future date as long as all conditions have been met in the agreement. These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee. Since some of these commitments are expected to expire, the total commitment amount outstanding does not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis prior to issuing a commitment. At


Notes to Consolidated Financial Statements

June 30, 2005 and 2004, interest rates on commitments to extend credit ranged from 1.00% (teaser rate, generally for the first month only) to 12.13% and 4.50% to 10.75%, respectively.

In an effort to minimize its exposure to interest rate fluctuations on commitments to extend credit where the underlying loan will be sold, the Corporation enters into forward loan sale agreements to sell certain dollar amounts of fixed rate and adjustable rate loans to third parties. These agreements specify the minimum maturity of the loans, the yield to the purchaser, the servicing spread to the Corporation (if servicing is retained), the maximum principal amount of all loans to be delivered and the maximum principal amount of individual loans to be delivered. The Corporation typically satisfies these forward loan sale agreements with its current loan production; at June 30, 2005 and 2004 the aggregate amount of loans held for sale and of commitments to extend credit on loans to be held for sale exceeded the Corporation's forward loan sale agreements. At June 30, 2005 and 2004, interest rates on forward loan sale agreements ranged from 4.50% to 6.00% and 5.00% to 6.00%, respectively.

In addition to the instruments described above, the Corporation also purchases over-the-counter put option contracts (with expiration dates that generally coincide with the terms of the commitments to extend credit) which mitigates the interest rate risk inherent in commitments to extend credit. The contract amounts of these instruments reflect the extent of involvement the Corporation has in this particular class of financial instruments. The Corporation's exposure to loss on these financial instruments is limited to the premiums paid for the put option contracts. Put options are adjusted to market in accordance with SFAS No. 133. As of June 30, 2005 and 2004, total nominal put option contracts were $20.0 million and $10.0 million, respectively; and the fair value was $50,000 and $41,000, respectively.

In accordance with SFAS No. 133 and interpretations of the FASB's Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the year ended June 30, 2005, 2004 and 2003 was a loss of $264,000, a loss of $859,000 and a gain of $360,000, respectively.

	June 30, 2005		June 30, 2004
		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value
(In Thousands)
Commitments to extend credit on loans to be held
for sale (1)	$ 84,037	$ (56)	$ 63,750	$ 167
Forward loan sale agreements	48,000	(85)	37,500	(317)
Put option contracts	20,000	50	10,000	41
Total	$ 152,037	$ (91)	$ 111,250	$ (109)

(1)    Net of an estimated 25.0% of commitments at June 30, 2005 and 26.6% of commitments at June 30, 2004, which may not fund.

During the third quarter of fiscal 2004, the Corporation adopted the SEC guidance regarding loan commitments that are recognized as derivatives pursuant to SFAS No. 133. As a result of implementing the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," the Corporation excluded the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. The Corporation's previous practice had been to recognize, at the inception of the rate lock, the anticipated servicing released premiums on the underlying loans. The Corporation elected to prospectively apply this guidance


Notes to Consolidated Financial Statements

to new loan commitments initiated after January 1, 2004. This action results in the delay in the recognition of servicing released premiums, which are now recognized when the underlying loans are funded and sold.

16.    Fair Values of Financial Instruments:

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

FHLB - San Francisco stock: The carrying amount reported for FHLB - San Francisco stock approximates fair value. If redeemed, the Corporation will receive an amount equal to the par value of the stock.

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


Notes to Consolidated Financial Statements

The carrying amount and fair values of the Corporation's financial instruments were as follows:

(In Thousands)	June 30, 2005		June 30, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$ 25,902	$ 25,902	$ 38,349	$ 38,349
Investment securities	232,432	231,531	252,580	251,630
Loans held for investment	1,131,905	1,128,535	862,535	870,457
Loans held for sale	5,691	5,846	20,127	20,464
Receivable from sale of loans	167,813	167,813	86,480	86,480
Accrued interest receivable	6,294	6,294	4,961	4,961
FHLB - San Francisco stock	37,130	37,130	27,883	27,883

Financial liabilities:
Deposits	918,631	867,974	851,039	810,724
Borrowings	560,845	566,969	324,877	328,493
Accrued interest payable	1,882	1,882	884	884

Derivative Financial Instruments:
Commitments to extend credit on loans to be held
for sale	(56)	(56)	167	167
Forward loan sale agreements	(85)	(85)	(317)	(317)
Put option contracts	50	50	41	41


Notes to Consolidated Financial Statements

17.    Operating Segments:

The following tables illustrate the Corporation's operating segments for the years ended June 30, 2005, 2004 and 2003, respectively.
(In Thousands)	Year Ended June 30, 2005
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, after provisions for loan losses	$ 37,132	$ 3,740	$ 40,872
Non-interest income:
Loan servicing and other fees	(4,705)	6,380	1,675
Gain on sale of loans, net	579	18,127	18,706
Real estate operations, net	400	-	400
Deposit account fees	1,789	-	1,789
Net gain on sale of investment securities	384	-	384
Other	1,460	4	1,464
Total non-interest (loss) income	(93)	24,511	24,418

Non-interest expense:
Salaries and employee benefits	13,667	7,966	21,633
Premises and occupancy	1,972	763	2,735
Operating and administrative expenses	4,540	3,606	8,146
Total non-interest expenses	20,179	12,335	32,514
Income before income taxes	16,860	15,916	32,776
Provision for income taxes	7,219	6,858	14,077
Net income	$ 9,641	$ 9,058	$ 18,699
Total assets, end of period	$ 1,460,533	$ 171,589	$ 1,632,122


Notes to Consolidated Financial Statements

(In Thousands)	Year Ended June 30, 2004
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, after provisions for loan losses	$ 32,518	$ 2,895	$ 35,413
Non-interest income:
Loan servicing and other fees	(2,990)	5,282	2,292
Gain on sale of loans, net	41	14,305	14,346
Real estate operations, net	178	73	251
Deposit account fees	1,986	-	1,986
Other	1,256	22	1,278
Total non-interest income	471	19,682	20,153

Non-interest expense:
Salaries and employee benefits	12,756	6,307	19,063
Premises and occupancy	1,840	621	2,461
Operating and administrative expenses	4,350	2,906	7,256
Total non-interest expenses	18,946	9,834	28,780
Income before income taxes	14,043	12,743	26,786
Provision for income taxes	6,409	5,308	11,717
Net income	$ 7,634	$ 7,435	$ 15,069
Total assets, end of period	$ 1,212,073	$ 106,962	$ 1,319,035

(In Thousands)	Year Ended June 30, 2003
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, after provisions for loan losses	$ 27,293	$ 3,095	$ 30,388
Non-interest income:
Loan servicing and other fees	(2,789)	4,634	1,845
(Loss) gain on sale of loans, net	(89)	19,289	19,200
Real estate operations, net	716	15	731
Deposit account fees	1,734	-	1,734
Net gain on sale of investment securities	694	-	694
Other	1,564	3	1,567
Total non-interest income	1,830	23,941	25,771

Non-interest expense:
Salaries and employee benefits	11,804	6,161	17,965
Premises and occupancy	1,897	583	2,480
Operating and administrative expenses	4,568	2,900	7,468
Total non-interest expenses	18,269	9,644	27,913
Income before income taxes	10,854	17,392	28,246
Provision for income taxes	4,112	7,245	11,357
Net income	$ 6,742	$ 10,147	$ 16,889
Total assets, end of period	$ 1,174,955	$ 86,551	$ 1,261,506


Notes to Consolidated Financial Statements

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Corporation's internal transfer pricing arrangements determined by management primarily consist of the following:

  Borrowings for Provident Bank Mortgage ("PBM") are indexed monthly to the higher of the three-month FHLB - San Francisco advance rate on the first Friday of the month plus 50 basis points or the Bank's cost of funds for the prior month.

  PBM receives servicing released premiums for new loans transferred to the Bank's loans held for investment. The servicing released premiums in the years ended June 30, 2005, 2004 and 2003 were $5.1 million, $3.9 million and $3.6 million, respectively.

  PBM receives a premium (gain on sale of loans) for the loans transferred to the Bank's loans held for investment. The gain on sale of loans in the years ended June 30, 2005, 2004 and 2003 was $489,000, $444,000 and $365,000, respectively.

  PBM receives fees for loans sold on a servicing retained basis from the Bank. The fees in the year ended June 30, 2005, 2004 and 2003 were $517,000, $1.9 million and $425,000, respectively.

  Loan servicing costs are charged to PBM by the Bank based on the number of loans held for sale multiplied by a fixed fee which is subject to management's review. The loan servicing costs in the years ended June 30, 2005, 2004 and 2003 were $104,000, $103,000 and $125,000, respectively.

  The Bank allocates quality assurance costs to PBM for its loan production, subject to management's review. Quality assurance costs allocated to PBM in the years ended June 30, 2005, 2004 and 2003 were $148,000, $115,000 and $93,000, respectively.

  The Bank allocates loan vault service costs to PBM for its loan production, subject to management's review. The loan vault service costs allocated to PBM in the years ended June 30, 2005, 2004 and 2003 were $78,000, $105,000 and $109,000, respectively.

  The Bank allocated marketing costs to PBM in the years ended June 30, 2005, 2004 and 2003 for $0, $14,000 and $26,000, respectively.

  Office rents for PBM offices, which are located at the Bank offices, are internally charged based on the square footage used. Office rents allocated to PBM in the years ended June 30, 2005, 2004 and 2003 were $142,000, $142,000 and $142,000, respectively.

  A management fee, which is subject to regular review, is charged to PBM for services provided by the Bank. The management fee in the years ended June 30, 2005, 2004 and 2003 was $771,000, $480,000 and $480,000, respectively.

18.    Holding Company Condensed Financial Information:

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed balance sheet for Provident Financial Holdings, Inc. (Holding Company only) as of June 30, 2005 and 2004 and condensed statements of operations and cash flows for each of the three years in the period ended June 30, 2005.


Notes to Consolidated Financial Statements

Condensed Balance Sheets
	June 30,
(In Thousands)	2005	2004

Assets
Cash and cash equivalents	$ 4,274	$ 7,036
Investment in subsidiary	115,267	99,292
Other assets	3,452	3,698
	$ 122,993	$ 110,026

Liabilities and Stockholders' Equity
Other liabilities	$ 4	$ 44
Stockholders' equity	122,989	109,982
	$ 122,993	$ 110,026

Condensed Statements of Operations
	Year Ended June 30,
(In Thousands)	2005	2004	2003

Interest and other income	$ 238	$ 298	$ 356
General and administrative expenses	574	537	505
Loss before equity in net earnings of the subsidiary	(336)	(239)	(149)
Equity in net earnings of the subsidiary	18,894	15,286	17,056
Income before income taxes	18,558	15,047	16,907
Income taxes	(141)	(22)	18
Net income	$ 18,699	$ 15,069	$ 16,889


Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
	Year Ended June 30,
(In Thousands)	2005	2004	2003

Cash flows from operating activities
Net income	$ 18,699	$ 15,069	$ 16,889
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in net earnings of the subsidiary	(18,894)	(15,286)	(17,056)
Tax benefit from non-qualified equity compensation	322	349	308
Decrease in other assets	246	5	24
(Decrease) increase in other liabilities	(40)	2	27
Net cash provided by operating activities	333	139	192

Cash flow from investing activities:
Cash dividend received from the Bank	8,250	8,000	26,400
Capital contribution to the Bank	(3,000)	-	-
Net cash provided by investing activities	5,250	8,000	26,400

Cash flow from financing activities:
Exercise of stock options	595	1,042	1,423
Treasury stock purchases	(5,293)	(10,952)	(16,031)
Cash dividends	(3,647)	(2,400)	(1,034)
Net cash used for financing activities	(8,345)	(12,310)	(15,642)
Net (decrease) increase in cash and cash equivalents	(2,762)	(4,171)	10,950
Cash and cash equivalents at beginning of year	7,036	11,207	257
Cash and cash equivalents at end of year	$ 4,274	$ 7,036	$ 11,207


Notes to Consolidated Financial Statements

19.    Quarterly Results of Operations (Unaudited):

The following tables set forth the quarterly financial data, which was derived from the consolidated financial statements presented in the quarter reports on Form 10-Q, for the fiscal years ended June 30, 2005 and 2004.

	For Fiscal Year 2005
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2005	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, except per Share amount)

Interest income	$ 75,495	$ 20,638	$ 19,520	$ 18,246	$ 17,091
Interest expense	32,982	9,483	8,489	7,871	7,139
Net interest income	42,513	11,155	11,031	10,375	9,952

Provision for loan losses	1,641	335	404	260	642
Net interest income, after provision for
loan losses	40,872	10,820	10,627	10,115	9,310

Non-interest income	24,418	6,458	5,370	6,497	6,093
Non-interest expense	32,514	8,918	7,947	8,039	7,610
Income before income taxes	32,776	8,360	8,050	8,573	7,793

Provision for income taxes	14,077	3,530	3,470	3,539	3,538
Net income	$ 18,699	$ 4,830	$ 4,580	$ 5,034	$ 4,255

Basic earnings per share	$ 2.84	$ 0.73	$ 0.69	$ 0.77	$ 0.64
Diluted earnings per share	$ 2.64	$ 0.68	$ 0.64	$ 0.71	$ 0.60


Notes to Consolidated Financial Statements

	For Fiscal Year 2004
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2004	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, except per Share amount)

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

20.    Subsequent Events:

Cash Dividend

On July 26, 2005, the Corporation announced a cash dividend of $0.14 per share on the Corporation's outstanding shares of common stock for shareholders of record at the close of business on August 17, 2005, payable on September 8, 2005.


EXHIBIT 10.13

Form of Incentive Stock Option Agreement Pursuant to the 2003 Stock Option Plan


PROVIDENT FINANCIAL HOLDINGS, INC.

2003 STOCK OPTION PLAN

INCENTIVE STOCK OPTION AGREEMENT

ISO NO. _____

        This Option is granted on ____, _____ (the "Grant Date"), by Provident Financial Holdings, Inc., a Delaware corporation ("Corporation"), to ________ (the "Optionee"), in accordance with the following terms and conditions:

        1.        Option Grant and Exercise Period. The Corporation hereby grants to the Optionee an Incentive Stock Option ("Option") to purchase, pursuant to the Provident Financial Holdings, Inc. 2003 Stock Option Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions therein and hereinafter set forth, an aggregate of _______ shares (the "Option Shares") of the common stock of the Corporation ("Share" or "Shares") at the price of $______ per Share (the "Exercise Price"). A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached to this Award Agreement.

        Except as provided in Sections 8 and 9 below, this Option shall be exercisable only during the period (the "Exercise Period") commencing on the dates set forth in Section 2 below, and ending at 5:00 p.m., Riverside, California, on the date ten years after the Grant Date, such later time and date being hereinafter referred to as the "Expiration Date," subject to earlier expiration in accordance with Section 5 in the event of a Termination of Service. The aggregate Market Value (as determined on the Grant Date) of the Option Shares with respect to which Incentive Stock Options are exercisable for the first time by the Optionee in any calendar year shall not exceed One Hundred Thousand Dollars ($100,000.00). To the extent that this Option does not qualify as an Incentive Stock Option for any reason, it shall be deemed ab initio to be a Non-Qualified Stock Option.

        2.        Method of Exercise of This Option. This Option may be exercised during the Exercise Period, with respect to not more than the cumulative number of the Option Shares set forth below on or after the dates indicated, by giving written notice to the Corporation as hereinafter provided specifying the number of the Option Shares to be purchased.

Cumulative Number of Option Shares Exercisable	Date

The notice of exercise of this Option shall be in the form prescribed by the Committee referred to in Section 3 of the Plan and directed to the address set forth in Section 12 below. The date of exercise is the date on which such notice is received by the Corporation. Such notice shall be accompanied by payment in full of the Exercise Price for the Option Shares to be purchased upon such exercise. Payment shall be made (i) in cash, which may be in the form of a check, money order, cashier's check or certified check, payable to the Corporation, or (ii) by delivering Shares already owned by the Optionee having a Market Value equal to the Exercise Price, or (iii) a combination of cash and such Shares. Promptly after such payment, subject to Section 3 below, the Corporation shall issue and deliver to the Optionee or other person exercising this Option a certificate or certificates representing the Option Shares so purchased, registered in the name of the Optionee (or such other person), or, upon request, in the name of the Optionee (or such other person) and in the name of another in such form of joint ownership as requested by the Optionee (or such other person) pursuant to applicable state law.

1


        3.        Delivery and Registration of the Option Shares. The Corporation's obligation to deliver the Option Shares hereunder shall, if the Committee so requests, be conditioned upon the Optionee's compliance with the terms and provisions of Section 11 of the Plan.

        4.       Nontransferability of This Option. This Option may not be assigned, encumbered, transferred, pledged or hypothecated except, in the event of the death of the Optionee, by will or the applicable laws of descent and distribution to the extent provided in Section 5 below. This Option is exercisable during the Optionee's lifetime only by the Optionee or a person acting with the legal authority of the Optionee. The provisions of this Option shall be binding upon, inure to the benefit of and be enforceable by the parties hereto, the successors and assigns of the Corporation and any person acting with the legal authority of the Optionee to whom this Option is transferred by will or by the laws of descent and distribution.

        5.        Termination of Service or Death or Disability of the Optionee. Except as provided in this Section 5 and in Section 9 below, and notwithstanding any other provision of this Option to the contrary, this Option shall be exercisable only if the Optionee has not incurred a Termination of Service at the time of such exercise.

        If the Optionee incurs a Termination of Service for any reason excluding death, Disability and Termination of Service for Cause, then the Optionee may, but only within the period of three months immediately succeeding such Termination of Service and in no event after the Expiration Date, exercise this Option to the extent the Optionee was entitled to exercise this Option on the date of Termination of Service. If the Optionee incurs a Termination of Service for Cause, all rights under this Option shall expire immediately upon the giving to the Optionee of notice of such termination, except as provided in Section 9 below.

        In the event of the death or Disability of the Optionee prior to the Optionee's Termination of Service or within three months thereafter, the Optionee or person or persons to whom the Option has been transferred by will or by the laws of descent and distribution may, but only to the extent the Optionee was entitled to exercise this Option on the date of the Optionee's death or Disability, exercise this Option at any time within one year following the death or Disability of the Optionee, b in no event after the Expiration Date.

        Following the death of the Optionee, the Committee may, in its sole discretion, as an alternative means of settlement of this Option, elect to pay to the person to whom this Option is transferred by will or by the laws of descent and distribution, the amount by which the Market Value per Share on the date of exercise of this Option shall exceed the Exercise Price for each of the Option Shares, multiplied by the number of the Option Shares with respect to which this Option is properly exercised. Any such settlement of this Option shall be considered an exercise of this Option for all purposes of this Option and of the Plan.

        6.        Notice of Sale. The Optionee or any person to whom the Option Shares shall have been transferred shall promptly give notice to the Corporation in the event of the sale or other disposition of the Option Shares within the later of (i) two years from the Grant Date or (ii) one year from the date of exercise of this Option. Such notice shall specify the number of the Option Shares sold or otherwise disposed of and be directed to the address set forth in Section 12 below.

        7.        Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding Shares by reason of any recapitalization, stock split, reverse stock split, stock dividend, reorganization, consolidation, combination or exchange of shares, merger, or any other change in the corporate structure of the Corporation or in the Shares, the number and class of the Option Shares covered by this Option and the Exercise Price shall be appropriately adjusted by the Committee, whose determination shall be conclusive.

2


        8.        Effect of Merger or Other Reorganization. In the event of any merger, consolidation or combination of the Corporation with or into another corporation (other than a merger, consolidation or combination in which the Corporation is the continuing corporation and which does not result in the outstanding Shares being converted into or exchanged for different securities, cash or other property, or any combination thereof), the Optionee shall have the right (subject to the provisions of the Plan and the limitations contained herein), thereafter and during the Exercise Period, to receive upon exercise of this Option an amount equal to the excess of the Market Value on the date of such exercise of the securities, cash or other property, or combination thereof, receivable upon such merger, consolidation or combination in respect of a Share over the Exercise Price, multiplied by the number of the Option Shares with respect to which this Option shall have been exercised. Such amount may be payable fully in cash, fully in one or more of the kind or kinds of property payable in such merger, consolidation or combination, or partly in cash and partly in one or more of such kind or kinds of property, all in the discretion of the Committee. The exercise of the right provided herein shall result in that portion of this Option so exercised being disqualified as an incentive stock option for tax purposes and being deemed a non-qualified stock option for tax purposes.

        9.       Effect of Change in Control. If a tender offer or exchange offer for Shares (other than such an offer by the Corporation) is commenced, or if a change in control as defined in the Plan shall occur, all Options theretofore granted and not fully exercisable shall become exercisable in full upon the happening of such event.

        10.     Stockholder Rights Not Granted by This Option. The Optionee is not entitled by virtue hereof to any rights of a stockholder of the Corporation or to notice of meetings of stockholders or to notice of any other proceedings of the Corporation.

        11.    Withholding Tax. Where the Optionee or another person is entitled to receive the Option Shares pursuant to the exercise of this Option, the Corporation shall have the right to require the Optionee or such other person to pay to the Corporation the amount of any taxes which the Corporation or any of its Affiliates is required to withhold with respect to the Option Shares, or in lieu thereof, to retain, or sell without notice, a sufficient number of the Option Shares to cover the amount required to be withheld, or, in lieu of any of the foregoing, to withhold a sufficient sum from the Optionee's compensation payable by the Corporation to satisfy the Corporation's tax withholding requirements.

        12.    Notices. All notices hereunder to the Corporation shall be delivered or mailed to it addressed to the Corporate Secretary of Provident Financial Holdings, Inc., 3756 Central Avenue, Riverside, California 92506. Any notices hereunder to the Optionee shall be delivered personally or mailed to the Optionee's address noted below. Such addresses for the service of notices may be changed at any time provided written notice of the change is furnished in advance to the Corporation or to the Optionee, as the case may be.

        13.   Plan and Plan Interpretations as Controlling. This Option and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be final and conclusive upon the Optionee or his legal representatives with regard to any question arising hereunder or under the Plan.

        14.   Optionee Service. Nothing in this Option shall limit the right of the Corporation or any of its Affiliates to terminate the Optionee's service as an employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Optionee.

        15.    Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Optionee without the Optionee's (or his legal representative's) written consent.

3


        16.    Optionee Acceptance. The Optionee shall signify his acceptance of the terms and conditions of this Option by signing in the space provided below and returning a signed copy hereof to the Corporation at the address set forth in Section 12 above.

4


IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                                                                                               PROVIDENT FINANCIAL HOLDINGS, INC.

                                                                                                                By: ________________________________
                                                                                                                Its: ________________________________

            __________________________

            __________________________

                                                                                                                ACCEPTED:

                                                                                                                ______________________________________
                                                                                                               (Signature)

                                                                                                                ______________________________________
                                                                                                                (Street Address)

                                                                                                                ______________________________________
                                                                                                                (City, State and Zip Code)


EXHIBIT 10.14

Form of Non-Qualified Stock Option Agreement Pursuant to the 2003 Stock Option Plan


PROVIDENT FINANCIAL HOLDINGS, INC.

2003 STOCK OPTION PLAN

NON-QUALIFIED STOCK OPTION AGREEMENT

NQSO NO. _____

        This Option is granted on ____, ____ (the "Grant Date"), by Provident Financial Holdings, Inc., a Delaware corporation ("Corporation"), to ________ (the "Optionee"), in accordance with the following terms and conditions:

        1.        Option Grant and Exercise Period. The Corporation hereby grants to the Optionee a Non-Qualified Option ("Option") to purchase, pursuant to the Provident Financial Holdings, Inc. 2003 Stock Option Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions therein and hereinafter set forth, an aggregate of _______ shares (the "Option Shares") of the common stock of the Corporation ("Share" or "Shares") at the price of $______ per Share (the "Exercise Price"). A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached to this Award Agreement.

        Except as provided in Sections 7 and 8 below, this Option shall be exercisable only during the period (the "Exercise Period") commencing on the dates set forth in Section 2 below, and ending at 5:00 p.m., Riverside, California time, on the date ten years after the Grant Date, such later time and date being hereinafter referred to as the "Expiration Date," subject to earlier expiration in accordance with Section 5 in the event of a Termination of Service.

        2.        Method of Exercise of This Option. This Option may be exercised during the Exercise Period, with respect to not more than the cumulative number of the Option Shares set forth below on or after the dates indicated, by giving written notice to the Corporation as hereinafter provided specifying the number of the Option Shares to be purchased.

Cumulative Number of Option Shares Exercisable	Date

The notice of exercise of this Option shall be in the form prescribed by the Committee referred to in Section 3 of the Plan and directed to the address set forth in Section 11 below. The date of exercise is the date on which such notice is received by the Corporation. Such notice shall be accompanied by payment in full of the Exercise Price for the Option Shares to be purchased upon such exercise. Payment shall be made (i) in cash, which may be in the form of a check, money order, cashier's check or certified check, payable to the Corporation, or (ii) by delivering Shares already owned by the Optionee having a Market Value equal to the Exercise Price, or (iii) a combination of cash and such Shares. Promptly after such payment, subject to Section 3 below, the Corporation shall issue and deliver to the Optionee or other person exercising this Option a certificate or certificates representing the Option Shares so purchased, registered in the name of the Optionee (or such other person), or, upon request, in the name of the Optionee (or such other person) and in the name of another in such form of joint ownership as requested by the Optionee (or such other person) pursuant to applicable state law.

1


        3.        Delivery and Registration of the Option Shares. The Corporation's obligation to deliver the Option Shares hereunder shall, if the Committee so requests, be conditioned upon the Optionee's compliance with the terms and provisions of Section 11 of the Plan.

        4.       Nontransferability of This Option. This Option may not be assigned, encumbered, transferred, pledged or hypothecated except, (i) in the event of the death of the Optionee, by will or the applicable laws of descent and distribution, (ii) pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) of the Code, (iii) by gift to any member of the Optionee's immediate family or to a trust for the benefit of one or more of such immediate family members. During the lifetime of the Optionee, this Option shall be exercisable only by the Optionee or a person acting with the legal authority of the Optionee unless it has been transferred as permitted hereby, in which case it shall be exercisable only by such transferee. The provisions of this Option shall be binding upon, inure to the benefit of and be enforceable by the parties hereto, the successors and assigns of the Corporation and any person acting with the legal authority of the Optionee to whom this Option is transferred in accordance with this Section 4.

        5.       Termination of Service or Death or Disability of the Optionee. Except as provided in this Section 5 and in Section 8 below, and notwithstanding any other provision of this Option to the contrary, this Option shall be exercisable only if the Optionee has not incurred a Termination of Service at the time of such exercise.

        If the Optionee incurs a Termination of Service for any reason excluding death, Disability and Termination of Service for Cause, then the Optionee may, but only within the period of one year immediately succeeding such Termination of Service and in no event after the Expiration Date, exercise this Option to the extent the Optionee was entitled to exercise this Option on the date of Termination of Service. If the Optionee incurs a Termination of Service for Cause, all rights under this Option shall expire immediately upon the giving to the Optionee of notice of such termination, except as provided in Section 8 below.

        In the event of the death or Disability of the Optionee prior to the Optionee's Termination of Service or within three months thereafter, the Optionee or person or persons to whom the Option has been transferred pursuant to Section 4 may, but only to the extent the Optionee was entitled to exercise this Option on the date of the Optionee's death or Disability, exercise this Option at any time within two years following the death or Disability of the Optionee, but in no event after the Expiration Date.

        Cause shall mean termination of the employment of the Optionee with either the Corporation or any Affiliate, as the case may be, because of the Optionee's dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties or willful violation of any law, rule, or regulation (excluding violations which do not have a material adverse affect on the Corporation or its Affiliates) or final cease-and-desist order. No act or failure to act by the Optionee shall be considered willful unless the Optionee acted or failed to act with an absence of good faith and without a reasonable belief that his action or failure to act was in the best interest of the Corporation.

        Following the death of the Optionee, the Committee may, in its sole discretion, as an alternative means of settlement of this Option, elect to pay to the person to whom this Option is transferred pursuant to Section 4 the amount by which the Market Value per Share on the date of exercise of this Option shall exceed the Exercise Price for each of the Option Shares, multiplied by the number of the Option Shares with respect to which this Option is properly exercised. Any such settlement of this Option shall be considered an exercise of this Option for all purposes of this Option and of the Plan.

        6.        Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding Shares by reason of any recapitalization, stock split, reverse stock split, stock dividend, reorganization, consolidation, combination or exchange of shares, merger, or any other change in the corporate structure of the Corporation or in the Shares, the number and class of the Option Shares covered by this Option and the Exercise Price shall be appropriately adjusted by the Committee, whose determination shall be conclusive.

2


        7.        Effect of Merger or Other Reorganization. In the event of any merger, consolidation or combination of the Corporation with or into another corporation (other than a merger, consolidation or combination in which the Corporation is the continuing corporation and which does not result in the outstanding Shares being converted into or exchanged for different securities, cash or other property, or any combination thereof), the Optionee shall have the right (subject to the provisions of the Plan and the limitations contained herein), thereafter and during the Exercise Period, to receive upon exercise of this Option an amount equal to the excess of the Market Value on the date of such exercise of the securities, cash or other property, or combination thereof, receivable upon such merger, consolidation or combination in respect of a Share over the Exercise Price, multiplied by the number of the Option Shares with respect to which this Option shall have been exercised. Such amount may be payable fully in cash, fully in one or more of the kind or kinds of property payable in such merger, consolidation or combination, or partly in cash and partly in one or more of such kind or kinds of property, all in the discretion of the Committee.

        8.        Effect of Change in Control. If a tender offer or exchange offer for Shares (other than such an offer by the Corporation) is commenced, or if a change in control as defined in the Plan shall occur, all Options theretofore granted and not fully exercisable shall become exercisable in full upon the happening of such event.

        9.        Stockholder Rights Not Granted by This Option. The Optionee is not entitled by virtue hereof to any rights of a stockholder of the Corporation or to notice of meetings of stockholders or to notice of any other proceedings of the Corporation.

        10.     Withholding Tax. Where the Optionee or another person is entitled to receive the Option Shares pursuant to the exercise of this Option, the Corporation shall have the right to require the Optionee or such other person to pay to the Corporation the amount of any taxes which the Corporation or any of its Affiliates is required to withhold with respect to the Option Shares, or in lieu thereof, to retain, or sell without notice, a sufficient number of the Option Shares to cover the amount required to be withheld, or, in lieu of any of the foregoing, to withhold a sufficient sum from the Optionee's compensation payable by the Corporation to satisfy the Corporation's tax withholding requirements.

        11.      Notices. All notices hereunder to the Corporation shall be delivered or mailed to it addressed to the Corporate Secretary of Provident Financial Holdings, Inc., 3756 Riverside Avenue, Riverside, California 92506. Any notices hereunder to the Optionee shall be delivered personally or mailed to the Optionee's address noted below. Such addresses for the service of notices may be changed at any time provided written notice of the change is furnished in advance to the Corporation or to the Optionee, as the case may be.

        12.     Plan and Plan Interpretations as Controlling. This Option and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be final and conclusive upon the Optionee or his legal representatives with regard to any question arising hereunder or under the Plan.

        13.    Optionee Service. Nothing in this Option shall limit the right of the Corporation or any of its Affiliates to terminate the Optionee's service as a director, advisory director, director emeritus or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Optionee.

        14.     Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Optionee without the Optionee's (or his legal representative's) written consent.

        15.     Optionee Acceptance. The Optionee shall signify his acceptance of the terms and conditions of this Option by signing in the space provided below and returning a signed copy hereof to the Corporation at the address set forth in Section 11 above.

3


IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                                                                                              PROVIDENT FINANCIAL HOLDINGS, INC.

                                                                                                                By:____________________________________

                                                                                                                 Its: ____________________________________

                                                                                                                ACCEPTED:

                                                                                                                ________________________________________
                                                                                                                 (Signature)

                                                                                                                 ________________________________________
                                                                                                                 (Street Address)

                                                                                                                  ________________________________________
                                                                                                                 (City, State and Zip Code)


EXHIBIT 10.15

Severance Agreement with Milton J. Knox


FORM OF SEVERANCE AGREEMENT FOR CERTAIN OFFICERS

Agreement

        THIS AGREEMENT is made effective as of September 1, 2004 by and between PROVIDENT SAVINGS BANK, F.S.B. (the "Bank"); PROVIDENT FINANCIAL HOLDINGS, INC. ("Company"); and Milton J. Knox the "Executive").

        WHEREAS, the Bank recognizes the substantial contribution Executive has made to the Bank and wishes to protect his position therewith for a period provided in this Agreement; and

        WHEREAS, Executive serves in the position of Senior Vice President, Retail Banking Officer, position of substantial responsibility.

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

ATTEST:                                                                                             PROVIDENT SAVINGS BANK, F.S.B.

__________________                                                                    By: /s/ Craig. G. Blunden
                                                                                                                     Craig G. Blunden

ATTEST:                                                                                              PROVIDENT FINANCIAL HOLDINGS, INC.

__________________                                                                     By: /s/ Donavon P. Ternes
                                                                                                                      Donavon P. Ternes

WITNESS:

__________________                                                                    By: /s/ Milton J. Knox
                                                                                                                     Milton J. Knox
                                                                                                                     Executive


EXHIBIT 13

2005 Annual Report to Stockholders


2005 Annual Report


Message From the Chairman

 Dear Shareholders,

        I am delighted to forward our Annual Report for fiscal 2005, which describes a record year for our Company. Net income was an unprecedented $18.7 million, or $2.64 per diluted share, and our return on equity was 16.1%, another significant achievement. More importantly, we were able to grow our Company to a record $1.6 billion in total assets primarily by serving the high growth communities of the Inland Empire in Southern California.
        The financial performance that we are delivering continues to be reflected in the stock price of our Company. Our stock price appreciated 19% during fiscal 2005 closing at $28.11 per share on June 30, 2005 up from $23.65 per share on June 30, 2004. While our stock price is only one measure of our success, it is an important factor, which is monitored closely by our Board of Directors.
        Last year in the Chairman's Message, I described five major strategies for fiscal 2005: significant yet prudent growth of our loans held for investment, control of our operating expenses, sound capital management decisions, emphasis on high margin loan products and significant growth in transaction accounts (core deposits). I am pleased to report that we have accomplished meaningful progress in connection with the first four of these strategies, although we did not accomplish all that we intended regarding transaction accounts. Specifically, loans held for investment grew by 31% during the year while our credit quality remained excellent. Operating expenses increased by 13% from the prior year but total assets grew by 24%, thereby improving our operating efficiency as demonstrated by an improved efficiency ratio, which was 49% in fiscal 2005 in comparison to 51% in fiscal 2004. With respect to capital management, we repurchased 205,370 shares of stock during fiscal 2005 and increased our cash dividend to $0.14 per share from $0.10 per share. High margin loan products increased to 70% of loans originated for sale and the loan sale margin remained strong at 1.39%. Total deposits increased by 8% from last year although transaction account balances declined by 14%. The decline in our transaction account balances was primarily the result of our money market depositors seeking higher yields in our certificate of deposit products.

Provident Bank
        We remain committed to the strategies implemented in previous years that we believe will improve our core operations over time. For example, the percentage of investment securities to total assets continues to decline, the percentage of loans held for investment to total assets continues to increase, and the percentage of preferred loans (multi-family, commercial real estate, construction and commercial business) to loans held for investment remains unchanged even though the strong growth rate of loans held for investment dilutes the impact of our rising preferred loan volume. These initiatives and the overall growth of our Company resulted in a 20% increase in pre-tax income in our community banking business during fiscal 2005 in comparison to last year.
        We continue to explore branching opportunities within our geographic footprint and have identified several sites that may meet our criteria. Management considers de novo branching in the high growth communities of the Inland Empire, given our 50 year history in the area, a strategic opportunity that will help meet our transaction account growth goals and enhance the franchise value of the Company. We hope to announce the establishment of new branch locations in this area in the very near future.

Provident Bank Mortgage
        Fiscal 2005 turned out to be a good year for our mortgage banking business despite a very competitive environment. We were able to respond resourcefully to this environment and improved our performance in comparison to fiscal 2004 by increasing the volume of loans originated for sale while keeping our average loan sale margin slightly above last year's level. As a result, pre-tax income grew by 25% in comparison to last year.
        During the year we identified opportunities to expand our loan origination capacity in key markets of San Diego County by recruiting high producing originators and establishing offices for their teams. We established a retail production office in Temecula (within an existing branch) and are in the process of opening another office in Carlsbad. In addition, we opened a wholesale production office in Mission Valley to serve all of San Diego County. We expect these originators and their teams to provide production volume in a very short period of time, which will serve us well in fiscal 2006 given our view that the mortgage banking environment will remain very competitive.


Message From the Chairman

 The Year Ahead
        Our Business Plan for fiscal 2006 builds on our success this year and allows us to refine strategies implemented in previous years that are even more relevant today in the current economic environment. In community banking we will continue to emphasize significant yet prudent growth of loans held for investment, the growth of transaction accounts (while recognizing that certificate of deposit activity will increase), operating expense control and sound capital management decisions. In mortgage banking our emphasis will remain on high margin loan products and operating expense adjustments corresponding to our loan origination volume opportunities. Each of these strategies is designed to enhance our earnings from the community banking business and to mitigate the volatility of our earnings from the mortgage banking business, which will ultimately satisfy our promise to enhance shareholder value.

A Final Word
        On July 1, 2006 we will be celebrating the 50-year anniversary of our Company. As I reflect on the many years that I have been affiliated with the Company, it is clear to me that our success is inextricably tied to the growth of the communities in the Inland Empire that we have been fortunate to serve. Our Company remains committed to serving these communities more than ever, and as a result, I believe that our Company is well positioned for further growth.

Sincerely,

/s/ Craig G. Blunden
Craig. G. Blunden
Chairman, President and
Chief Executive Officer


Message From the Chairman


Message From the Chairman


Message From the Chairman


Financial Highlights

The following tables set forth information concerning the consolidated financial position and results of operations of the Corporation and its subsidiary at the dates and for the periods indicated.
	At or For The Year Ended June 30,
	2005	2004	2003	2002	2001
(In thousands, Except Per Share Information )

FINANCIAL CONDITION DATA:
Total assets	$ 1,632,122	$ 1,319,035	$ 1,261,506	$ 1,005,318	$ 1,117,226
Loans held for investment, net	1,131,905	862,535	744,219	593,554	697,191
Loans held for sale	5,691	20,127	4,247	1,747	2,175
Receivable from sale of loans	167,813	86,480	114,902	67,241	137,286
Cash and cash equivalents	25,902	38,349	48,851	27,700	26,839
Investment securities	232,432	252,580	297,111	271,948	204,498
Deposits	918,631	851,039	754,106	677,448	730,041
Borrowings	560,845	324,877	367,938	202,466	265,830
Stockholders' equity	122,989	109,982	106,878	103,031	97,258
Book value per share	17.68	15.51	14.29	12.57	11.34

OPERATING DATA:
Interest income	$ 75,495	$ 62,151	$ 59,856	$ 65,668	$ 80,797
Interest expense	32,982	25,919	28,413	39,188	54,456
Net interest income	42,513	36,232	31,443	26,480	26,341
Provision for loan losses	1,641	819	1,055	525	-
Net interest income after provision	40,872	35,413	30,388	25,955	26,341
Loan servicing and other fees	1,675	2,292	1,845	2,178	2,088
Gain on sale of loans, net	18,706	14,346	19,200	10,139	8,033
Deposit account fees	1,789	1,986	1,734	1,641	1,330
Net gain on sale of investment securities	384	-	694	544	248
Other non-interest income	1,464	1,278	1,567	1,247	1,398
Real estate operations, net	400	251	731	693	870
Operating expenses	32,514	28,780	27,913	26,806	25,068
Income before income taxes	32,776	26,786	28,246	15,591	15,240
Provision for income taxes	14,077	11,717	11,357	6,482	6,354
Net income	$ 18,699	$ 15,069	$ 16,889	$ 9,109	$ 8,886
Basic earnings per share	$ 2.84	$ 2.24	$ 2.37	$ 1.18	$ 1.13
Diluted earnings per share	$ 2.64	$ 2.09	$ 2.20	$ 1.12	$ 1.10
Cash dividend per share	$ 0.52	$ 0.33	$ 0.13	$ -	$ -


Financial Highlights

	At or For The Year Ended June 30,
	2005	2004	2003	2002	2001

KEY OPERATING RATIOS:

Performance Ratios
Return on average assets	1.25%	1.17%	1.47%	0.86%	0.78%
Return on average stockholders' equity	16.10	14.13	16.51	9.05	9.52
Net interest rate spread	2.80	2.82	2.74	2.32	2.07
Net interest margin	2.96	2.97	2.94	2.62	2.43
Average interest-earning assets to
average interest-bearing liabilities	107.01	107.01	107.31	107.81	107.06
Operating and administrative expenses
as a percentage of average total assets	2.18	2.24	2.44	2.52	2.20
Efficiency ratio	48.58	51.04	48.79	62.45	62.19
Equity to asset ratio	7.54	8.34	8.47	10.25	8.71
Dividend payout ratio	19.70	15.79	5.91	-	-

Regulatory Capital Ratios
Tangible capital	6.56	6.90	6.50	8.92	7.47
Tier 1 leverage capital	6.56	6.90	6.50	8.92	7.47
Total risk-based capital	11.21	12.39	13.01	18.01	14.89
Tier 1 risk-based capital	10.29	11.40	11.97	16.78	13.78

Asset Quality Ratios
Non-accrual and 90 days or more
past due loans as a percentage of
loans held for investment, net	0.05	0.13	0.20	0.22	0.22
Non-performing assets as a percentage
of total assets	0.04	0.08	0.16	0.16	0.15
Allowance for loan losses as a
percentage of loans held for
investment	0.81	0.88	0.96	1.10	0.86
Allowance for loan losses as a
percentage of non-performing loans	1,561.86	701.75	480.56	498.79	402.65
Net charge-offs to average
outstanding loans	-	0.05	0.06	-	0.09


Shareholder Information

ANNUAL MEETING

The annual meeting of shareholders will be held at the Riverside Art Museum at 3425 Mission Inn Avenue, Riverside, California on Tuesday, November 22, 2005 at 11:00 a.m. Pacific time. A formal notice of the meeting, together with a proxy statement and proxy form, will be mailed to shareholders.

CORPORATE OFFICE

Provident Financial Holdings, Inc.
3756 Central Avenue
Riverside, CA 92506
(951) 686-6060

INTERNET ADDRESS

www.myprovident.com

SPECIAL COUNSEL

Breyer & Associates PC
8180 Greensboro Drive, Suite 785
McLean, VA 22102
(703) 883-1100

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deloitte & Touche LLP
350 South Grand Avenue
Los Angeles, CA 90071
(213) 688-0800

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


Board of Directors and Senior Officers
Board of Directors	Senior Officers

Joseph P. Barr, CPA	Provident Financial Holdings, Inc.
Principal
Swenson Accountancy Corporation	Craig G. Blunden
Chairman, President and CEO
Bruce W. Bennett
President	Donavon P. Ternes
Community Care & Rehabilitation Center	Chief Financial Officer
Corporate Secretary
Craig G. Blunden
Chairman, President and CEO
Provident Bank	Provident Bank

Debbi H. Guthrie	Craig G. Blunden
Private Investor	Chairman, President and CEO

Robert G. Schrader	Lilian Brunner
Retired Executive Vice President and COO	Senior Vice President
Provident Bank	Chief Information Officer

Roy H. Taylor	Thomas "Lee" Fenn
President	Senior Vice President
Talbot Insurance and Financial Services	Chief Lending Officer
A Hub International Company
Richard L. Gale
William E. Thomas	Senior Vice President
Principal	Provident Bank Mortgage
William E. Thomas, Inc.,
A Professional Law Corporation	Milton J. Knox
Senior Vice President
Retail Banking

Donavon P. Ternes
Senior Vice President
Chief Financial Officer


Provident Locations

RETAIL BANKING CENTERS	Division Office
3756 Central Avenue
Blythe	Riverside, CA 92506
350 E. Hobson Way
Blythe, CA 92225	WHOLESALE OFFICES

Canyon Crest	Rancho Cucamonga
5225 Canyon Crest Drive, Suite 86	10370 Commerce Center Drive, Suite 200
Riverside, CA 92507	Rancho Cucamonga, CA 91730

Corona	San Diego
487 Magnolia Avenue, Suite 101	591 Camino De La Reina, Suite 929
Corona, CA 92879	San Diego, CA 92108

Corporate Office	RETAIL OFFICES
3756 Central Avenue
Riverside CA 92506	Call Center
6674 Brockton Avenue
Downtown Business Center	Riverside, CA 92506
4001 Main Street
Riverside, CA 92501	Carlsbad
2121 Palomar Airport Road, Suite 130
Hemet	Carlsbad, CA 92011
1690 E. Florida Avenue
Hemet, CA 92544	Corona
2275 Sampson Avenue, Suite 106
Moreno Valley	Corona, CA 92879
12460 Heacock Street
Moreno Valley, CA 92553	Diamond Bar
21700 E. Copley Drive, Suite 280
Orangecrest	Diamond Bar, CA 91765
19348 Van Buren Boulevard, Suite 119
Riverside, CA 92508	Fullerton
1440 N. Harbor Boulevard, Suite 708
Rancho Mirage	Fullerton, CA 92835
71-991 Highway 111
Ranch Mirage, CA 92270	Glendora
1200 E. Route 66, Suite 102
Redlands	Glendora, CA 91740
125 E. Citrus Avenue
Redlands, CA 92373	Huntington Beach
7777 Center Avenue, Suite 290
Sun City	Huntington Beach, CA 92647
27010 Sun City Boulevard
Sun City, CA 92586	La Quinta
51-105 Avenida Villa, Suite 201
Temecula	La Quinta, CA 92253
40325 Winchester Road
Temecula, CA 92591	Rancho Mirage
71-991 Highway 111
Rancho Mirage, CA 92270

Riverside
6529 Riverside Avenue, Suite 160
Riverside, CA 92506

Temecula
40325 Winchester Road
Temecula, CA 92591


Provident Locations

Torrance
22805 Hawthorne Boulevard
Torrance, CA 90505

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

EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm


Consent of Independent Registered Public Accounting Firm

        We consent to the incorporation by reference in Registration Statement Nos. 333-30935 and 333-112700 on Form S-8 of our reports dated September 12, 2005, relating to the financial statements of Provident Financial Holdings, Inc. and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Provident Financial Holdings, Inc. for the year ended June 30, 2005.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 12, 2005

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

4.          The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15-(f)) for the registrant and have:

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

Date: September 12, 2005                                                                        /s/ Craig G. Blunden
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

4.          The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15-(f)) for the registrant and have:

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

Date: September 12, 2005                                                                               /s/ Donavon P. Ternes
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

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K of Provident Financial Holdings, Inc. (the "Corporation") for the year ending June 30, 2005 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: September 12, 2005                                                                                             /s/ Craig G. Blunden
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

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K of Provident Financial Holdings, Inc. (the "Corporation") for the year ending June 30, 2005 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: September 12, 2005                                                                                               /s/ Donavon P. Ternes
                                                                                                                                           Donavon P. Ternes
                                                                                                                                           Chief Financial Officer
