Form 10-K/A
period 2005-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2005-10-14
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

       (Mark one)                                                                                  FORM 10-K/A
                                                                                                           AMENDMENT NO 1

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


EXPLANATORY NOTE

This Annual Report on Form 10-K/A amends our previously filed Annual Report on Form 10-K for the year ended June 30, 2005. All references in this amendment to this "Annual Report on Form 10-K" or the "Annual Report on Form 10-K for the year ended June 30, 2005" shall refer to this amendment. Readers should note that the only change made in this amendment was to correct a clerical error that appeared on page 83 of the original filing (which is contained on page 23 of this amendment). A correction was made on this page to the balance, as of June 30, 2004, of the fair value of "U.S. government sponsored enterprise MBS -Fannie Mae" under the column heading "Unrealized Holding Losses 12 Months or More" to change it from $376 to $5,376 (in thousands). All other information contained in the original filing remains unchanged.

Item 8. Financial Statements and Supplementary Data

Please refer to the index on page 5 for Consolidated Financial Statements and Notes to Consolidated Financial Statements.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.     Financial Statements
              See the Index to Consolidated Financial Statements on page 5.

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


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

                       10.13     Form of Incentive Stock Option Agreement for options granted under the 2003 Stock
                                     Option Plan (incorporated by reference to the Corporation's Annual Report on Form 10-
                                     K for the year ended June 30, 2005).

                       10.14     Form of Non-Qualified Stock Option Agreement for options granted under the 2003
                                     Stock Option Plan (incorporated by reference to the Corporation's Annual Report on
                                     Form 10-K for the year ended June 30, 2005).

                       10.15     Severance Agreement with Milton J. Knox (incorporated by reference to the
                                     Corporation's Annual Report on Form 10-K for the year ended June 30, 2005)

                       13          2005 Annual Report to Stockholders (incorporated by reference to the Corporation's Annual
                                     Report on Form 10-K for the year ended June 30, 2005)

                       14          Code of Ethics for the Corporation's directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2004)

                        21.1      Subsidiaries of Registrant (incorporated by reference to the Corporation's Annual Report on Form 10-K  for the year ended June 30, 2005)

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

                                                                                                                  Provident Financial Holdings, Inc.

                                                                                                                  /s/ Craig G. Blunden
Date: October 14, 2005                                                                         Craig G. Blunden
                                                                                                                  Chairman, President and Chief Executive Officer
                                                                                                                  (Principal Executive Officer)

Date: October 14, 2005                                                                         /s/ Donavon P. Ternes
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


Notes to Consolidated Financial Statements

As of June 30, 2005 and 2004, the Corporation held investments in a continuous unrealized loss position totaling $1.8 million and $2.5 million, respectively, consisting of the following:

As of June 30, 2005	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise securities:
Fannie Mae	$ -	$ -	$ 6,840	$ 153	$ 6,840	$ 153
Freddie Mac	6,935	67	6,789	210	13,724	277
FHLB	14,682	165	33,398	627	48,080	792
FFCB (1)	-	-	5,872	128	5,872	128
U.S. government agency MBS:
GNMA (2)	29,159	152	6,418	61	35,577	213
U.S. government sponsored enterprise MBS:
Fannie Mae	5,559	34	13,229	160	18,788	194
Private issue CMO:
Washington Mutual, Inc.	2,095	6	5,171	40	7,266	46
Total	$ 58,430	$ 424	$ 77,717	$ 1,379	$ 136,147	$ 1,803

As of June 30, 2004	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise securities:
Fannie Mae	$ 6,833	$ 156	$ -	$ -	$ 6,833	$ 156
Freddie Mac	9,911	97	3,809	189	13,720	286
FHLB	48,040	828	2,881	119	50,921	947
FFCB	5,872	128	-	-	5,872	128
U.S. government agency MBS:
GNMA	17,533	190	-	-	17,533	190
U.S. government sponsored enterprise MBS:
Fannie Mae	42,455	308	5,376	220	47,831	528
Freddie Mac	16,530	190	-	-	16,530	190
Private issue CMO:
Washington Mutual, Inc.	10,416	91	-	-	10,416	91
Total	$ 157,590	$ 1,988	$ 12,066	$ 528	$ 169,656	$ 2,516

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

EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm


CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-30935 and 333-112700 on Form S-8 of our report dated September 12, 2005, relating to the financial statements of Provident Financial Holdings, Inc., appearing in this Annual Report on Form 10-K/A of Provident Financial Holdings, Inc. for the year ended June 30, 2005.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
October 13, 2005


EXHIBIT 31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig G. Blunden, certify that:

1.            I have reviewed this Amended Annual Report on Form 10-K/A of Provident Financial Holdings, Inc.;

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

Date: October 14, 2005                                                                            /s/ Craig G. Blunden
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


CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donavon P. Ternes, certify that:

1.            I have reviewed this Amended Annual Report on Form 10-K/A of Provident Financial Holdings, Inc.;

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

Date: October 14, 2005                                                                                  /s/ Donavon P. Ternes
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

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Amended Annual Report on Form 10-K/A of Provident Financial Holdings, Inc. (the "Corporation") for the year ending June 30, 2005 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: October 14, 2005                                                                                                 /s/ Craig G. Blunden
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

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Amended Annual Report on Form 10-K/A of Provident Financial Holdings, Inc. (the "Corporation") for the year ending June 30, 2005 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: October 14, 2005                                                                                                  /s/ Donavon P. Ternes
                                                                                                                                           Donavon P. Ternes
                                                                                                                                           Chief Financial Officer
