Form 10-Q
period 2005-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2005-11-07
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ Ö ]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

                       For the quarterly period ended ............................................................... September 30, 2005

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

Yes Ö .     No     .

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act).

Yes      .    No  Ö .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of class:                                                                                                                                            As of November 2, 2005

Common stock, $ 0.01 par value, per share                                                                                                6,927,163 shares*

* Includes 334,769 shares held by the Employee Stock Ownership Plan ("ESOP") that have not been released, committed to be released, or allocated to participant accounts; and 9,588 shares held by the Management Recognition Plan ("MRP") that have been committed to be released and allocated to participant accounts.


PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc.
	filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of September 30, 2005 and June 30, 2005	1
	Condensed Consolidated Statements of Operations
	for the quarters ended September 30, 2005 and 2004	2
	Condensed Consolidated Statements of Changes in Stockholders' Equity
	for the quarters ended September 30, 2005 and 2004	3
	Condensed Consolidated Statements of Cash Flows
	for the three months ended September 30, 2005 and 2004	4
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	5

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	10
	Safe Harbor Statement	11
	Critical Accounting Policies	11
	Executive Summary and Operating Strategy	13
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	13
	Comparison of Financial Condition at September 30, 2005 and June 30, 2005	14
	Comparison of Operating Results
	for the quarters ended September 30, 2005 and 2004	15
	Asset Quality	20
	Loan Volume Activities	22
	Liquidity and Capital Resources	23
	Commitments and Derivative Financial Instruments	24
	Stockholders' Equity	24
	Incentive Plans	25
	Supplemental Information	25

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	26

ITEM 4 -	Controls and Procedures	27

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	28
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	28
ITEM 3 -	Defaults Upon Senior Securities	28
ITEM 4 -	Submission of Matters to Vote of Security Holders	28
ITEM 5 -	Other Information	28
ITEM 6 -	Exhibits	29

SIGNATURES		30


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars In Thousands
	September 30,	June 30,
	2005	2005
Assets
Cash and due from banks	$ 22,389	$ 20,342
Federal funds sold	59,000	5,560
Cash and cash equivalents	81,389	25,902

Investment securities - held to maturity
(fair value $51,036 and $51,327, respectively)	52,228	52,228
Investment securities - available for sale, at fair value	161,850	180,204
Loans held for investment, net of allowance for loan losses of
$9,280 and $9,215, respectively	1,127,538	1,131,905
Loans held for sale, at lower of cost or market	13,918	5,691
Receivable from sale of loans	124,605	167,813
Accrued interest receivable	5,849	6,294
Real estate held for investment, net	9,693	9,853
Federal Home Loan Bank ("FHLB") - San Francisco stock	38,412	37,130
Premises and equipment, net	7,424	7,443
Prepaid expenses and other assets	8,323	7,659

Total assets	$ 1,631,229	$ 1,632,122

Liabilities and Stockholders' Equity
Liabilities:
Non-interest bearing deposits	$ 52,651	$ 48,173
Interest bearing deposits	910,456	870,458
Total deposits	963,107	918,631

Borrowings	507,337	560,845
Accounts payable, accrued interest and other liabilities	34,499	29,657
Total liabilities	1,504,943	1,509,133

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (15,000,000 shares authorized; 11,976,999 and 11,973,340 shares issued, respectively; 6,931,612 and 6,956,815 shares outstanding, respectively)

	120	120
Additional paid-in capital	60,037	59,497
Retained earnings	130,340	126,381
Treasury stock at cost (5,045,387 and 5,016,525 shares, respectively)
	(62,865)	(62,046)
Unearned stock compensation	(1,117)	(1,272)
Accumulated other comprehensive (loss) income, net of tax	(229)	309

Total stockholders' equity	126,286	122,989

Total liabilities and stockholders' equity	$ 1,631,229	$ 1,632,122

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarter Ended September 30,

	2005	2004
Interest income:
Loans receivable, net	$ 19,043	$ 14,683
Investment securities	1,813	2,033
FHLB - San Francisco stock	405	370
Interest-earning deposits	40	5
Total interest income	21,301	17,091

Interest expense:
Checking and money market deposits	287	295
Savings deposits	904	1,235
Time deposits	3,782	2,004
Borrowings	5,358	3,605
Total interest expense	10,331	7,139

Net interest income, before provision for loan losses	10,970	9,952
Provision for loan losses	65	642
Net interest income, after provision for loan losses	10,905	9,310

Non-interest income:
Loan servicing and other fees	643	399
Gain on sale of loans, net	4,393	4,376
Real estate operations, net	5	120
Deposit account fees	494	455
Gain on sale of investment securities	-	384
Other	420	359
Total non-interest income	5,955	6,093

Non-interest expense:
Salaries and employee benefits	5,204	5,077
Premises and occupancy	793	671
Equipment	399	404
Professional expenses	344	220
Sales and marketing expenses	219	182
Other	1,194	1,056
Total non-interest expense	8,153	7,610

Income before income taxes	8,707	7,793
Provision for income taxes	3,774	3,538
Net income	$ 4,933	$ 4,255

Basic earnings per share	$ 0.75	$ 0.64
Diluted earnings per share	$ 0.71	$ 0.60
Cash dividends per share	$ 0.14	$ 0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars In Thousands
For the Quarters Ended September 30, 2005 and 2004
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive (Loss)
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at June 30, 2005	6,956,815	$ 120	$ 59,497	$ 126,381	$ (62,046)	$ (1,272)	$ 309	$ 122,989

Comprehensive income:
Net income				4,933				4,933
Unrealized holding loss on securities available for sale, net of tax benefit of $ 389							(538)	(538)
Total comprehensive income								4,395

Purchase of treasury stock (1)	(28,862)				(819)			(819)
Exercise of stock options	3,659	-	43					43
Amortization of MRP (2)						34		34
Amortization of stock options			93					93
Tax benefit from non-qualified
equity compensation			29					29
Allocations of contribution to ESOP (3)			375			68		443
Prepayment of ESOP loan						53		53
Cash dividends				(974)				(974)

Balance at September 30, 2005	6,931,612	$ 120	$ 60,037	$ 130,340	$ (62,865)	$ (1,117)	$ (229)	$ 126,286
    (1)   Includes the repurchase of 862 shares of distributed restricted stock.
    (2)   Management Recognition Plan ("MRP")
    (3)   Employee Stock Ownership Plan ("ESOP")
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive (Loss)
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at June 30, 2004	7,091,719	$ 119	$ 57,186	$ 111,329	$ (56,753)	$ (1,889)	$ (10)	$ 109,982

Comprehensive income:
Net income				4,255				4,255
Unrealized holding gain on securities available for sale, net of tax expense of $ 490							588	588
Total comprehensive income								4,843

Purchase of treasury stock (1)	(110,690)				(2,571)			(2,571)
Exercise of stock options	12,000	-	82					82
Amortization of MRP						33		33
Tax benefit from non-qualified
equity compensation			3					3
Allocations of contribution to ESOP			302			68		370
Prepayment of ESOP loan						44		44
Cash dividends				(708)				(708)

Balance at September 30, 2004	6,993,029	$ 119	$ 57,573	$ 114,876	$ (59,324)	$ (1,744)	$ 578	$ 112,078
    (1)   Includes the repurchase of 690 shares of distributed restricted stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Dollars In Thousands
	Three Months Ended September 30,

	2005	2004
Cash flows from operating activities:
Net income	$ 4,933	$ 4,255
Adjustments to reconcile net income to net cash provided by (used for)
operating activities:
Depreciation and amortization	874	778
Amortization of servicing rights	130	123
Valuation allowance for impairment of servicing assets	(6)	84
Addition to servicing assets	(60)	(262)
Provision for loan losses	65	642
Gain on sale of loans	(4,393)	(4,376)
Net gain on sale of investment securities	-	(384)
Stock compensation	547	403
FHLB - San Francisco stock dividend	(385)	(323)
Tax benefit from non-qualified equity compensation	-	3
Increase (decrease) in accounts payable and other liabilities	5,308	(414)
Increase in prepaid expense and other assets	(285)	(36)
Loans originated for sale	(389,257)	(299,270)
Proceeds from sale of loans and net change in receivable from sale of loans	410,155	286,904
Net cash provided by (used for) operating activities	27,626	(11,873)

Cash flows from investing activities:
Net decrease (increase) in loans held for investment	22,654	(94,560)
Maturity and call of investment securities held to maturity	-	5,165
Principal payments from mortgage-backed securities	17,137	16,547
Purchase of investment securities available for sale	-	(37,791)
Proceeds from sales of investment securities available for sale	-	390
Purchase of FHLB - San Francisco stock	(897)	(2,617)
Net additions of real estate	-	(172)
Net purchases of premises and equipment	(280)	(133)
Net cash provided by (used for) investing activities	38,614	(113,171)

Cash flows from financing activities:
Net increase in deposits	44,476	23,723
(Repayment of) proceeds from borrowings, net	(53,508)	101,492
Exercise of stock options	43	82
Tax benefit from non-qualified equity compensation	29	-
Cash dividends	(974)	(708)
Treasury stock purchases	(819)	(2,571)
Net cash (used for) provided by financing activities	(10,753)	122,018

Net increase (decrease) in cash and cash equivalents	55,487	(3,026)
Cash and cash equivalents at beginning of period	25,902	38,349

Cash and cash equivalents at end of period	$ 81,389	$ 35,323

Supplemental information:
Cash paid for interest	$ 10,303	$ 6,505
Cash paid for income taxes	$ 600	$ 1,800
Transfer of loans held for investment to loans held for sale	$ 18,472	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

September 30, 2005

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The balance sheet data at June 30, 2005 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly owned subsidiary, Provident Savings Bank, F.S.B. (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2005, as amended (SEC File No. 000-28304). Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation. The results of operations for the quarter ended September 30, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2006.

Note 2: Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 154:
In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections," that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions, and error correction. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

SFAS No. 123R:
In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This Statement supersedes Accounting Principles Board ("APB") Opinion No. 25 and its related implementation guidance and is a revision of SFAS No. 123. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.


The Corporation adopted the revised accounting for stock-based compensation requirements on July 1, 2005. SFAS No. 123R allows for two alternative transition methods. The Corporation intends to follow the modified prospective method, which requires application of the new statement to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite services are rendered on or after the effective date. The compensation cost of that portion of awards shall be based on the grant-date fair value of those awards as calculated for pro-forma disclosures under the original SFAS No. 123.

EITF No. 03-1:
In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," as final. The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The final FSP (retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the SEC Staff Accounting Bulletin No. 59, "Accounting for Non-Current Marketable Equity Securities," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FAS 115-1 will be effective for reporting periods beginning after December 15, 2005.

Note 3: Earnings Per Share and Stock-Based Compensation

Earnings Per Share:
Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2005 and 2004, respectively.


	For the Quarter Ended September 30,
(In Thousands, Except Earnings Per Share)
	2005	2004
Numerator:
Net income - numerator for basic earnings per share and diluted earnings per share - income available to common stockholders

	$ 4,933	$ 4,255

Denominator:
Denominator for basic earnings per share: Weighted-average shares
	6,585	6,602

Effect of dilutive securities:
Stock option dilution	332	457
Stock award dilution	10	14

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	6,927	7,073

Basic earnings per share	$ 0.75	$ 0.64
Diluted earnings per share	$ 0.71	$ 0.60

Prior to the quarter ended September 30, 2005, stock options were accounted for under APB Opinion No. 25 using the intrinsic value method. Accordingly, no stock option expense was recorded in periods prior to the three months ended September 30, 2005, since the exercise price of the options issued has always been equal to the market value at the date of grant. SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Effective July 1, 2005, the Corporation adopted SFAS No. 123R using the modified prospective method under which the provisions of SFAS No. 123R are applied to new awards and to awards modified, repurchased or cancelled after June 30, 2005 and to awards outstanding on June 30, 2005 for which requisite service has not yet been rendered.

Had the Corporation determined compensation cost based on the fair value at the grant date for stock options exercisable under SFAS No. 123R prior to July 1, 2005, the Corporation's results of operations would have been adjusted to the pro forma amounts for the period indicated below:

For the Quarter
(In Thousands, Except Earnings Per Share)	Ended September 30,
	2005	2004
Net income, as reported	$ 4,933	$ 4,255
Add:
Stock-based compensation expense included in the reported
net income, net of tax	60	19
Deduct:
Total stock-based compensation expense, determined using fair value
method, net of tax	(60)	(116)
Pro forma net income	$ 4,933	$ 4,158

Earnings per share:
Basic - as reported	$ 0.75	$ 0.64
Basic - pro forma	$ 0.75	$ 0.63

Diluted - as reported	$ 0.71	$ 0.60
Diluted - pro forma	$ 0.71	$ 0.59


Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking (Provident Savings Bank, F.S.B. ("Bank")) and mortgage banking (Provident Bank Mortgage ("PBM"), a division of the Bank). The following tables set forth condensed statements of operations and total assets for the Corporation's operating segments for the quarters ended September 30, 2005 and 2004, respectively (in thousands).
	For the Quarter Ended September 30, 2005
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, after provision for loan losses	$ 10,109	$ 796	$ 10,905

Non-interest income:
Loan servicing and other fees (1)	(652)	1,295	643
Gain on sale of loans, net (2)	146	4,247	4,393
Real estate operations, net	5	-	5
Deposit account fees	494	-	494
Other	419	1	420
Total non-interest income	412	5,543	5,955

Non-interest expense:
Salaries and employee benefits	3,283	1,921	5,204
Premises and occupancy	547	246	793
Operating and administrative expenses	1,161	995	2,156
Total non-interest expense	4,991	3,162	8,153
Income before taxes	$ 5,530	$ 3,177	$ 8,707
Total assets, end of period	$ 1,492,934	$ 138,295	$ 1,631,229

(1)    Includes an inter-company charge of $997 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)    Includes an inter-company charge of $60 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.
	For the Quarter Ended September 30, 2004
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, after provision for loan losses	$ 8,186	$ 1,124	$ 9,310

Non-interest income:
Loan servicing and other fees (1)	(1,461)	1,860	399
Gain on sale of loans, net (2)	108	4,268	4,376
Real estate operations, net	120	-	120
Deposit account fees	455	-	455
Gain on sale of investment securities	384	-	384
Other	357	2	359
Total non-interest income	(37)	6,130	6,093

Non-interest expense:
Salaries and employee benefits	3,218	1,859	5,077
Premises and occupancy	500	171	671
Operating and administrative expenses	1,083	779	1,862
Total non-interest expense	4,801	2,809	7,610
Income before taxes	$ 3,348	$ 4,445	$ 7,793
Total assets, end of period	$ 1,324,231	$ 122,147	$ 1,446,378

(1)    Includes an inter-company charge of $1.6 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)    Includes an inter-company charge of $142 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.


Note 5: Commitments and Derivative Financial Instruments

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
	September 30,	June 30,
Commitments	2005	2005
(In Thousands)

Undisbursed loan funds - Construction loans	$ 96,869	$ 95,162
Undisbursed lines of credit - Single-family loans	7,336	7,823
Undisbursed lines of credit - Commercial business loans	11,900	9,052
Undisbursed lines of credit - Consumer loans	1,484	1,631
Commitments to extend credit on loans held for investment	56,639	13,312
Total	$ 174,228	$ 126,980

In accordance with SFAS No. 133 and interpretations of the Derivative Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarters ended September 30, 2005 and 2004 was a gain of $319,000 and a gain of $41,000, respectively.

	September 30, 2005		June 30, 2005		September 30, 2004
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale (1)	$ 55,058	$ 12	$ 84,037	$ (56)	$ 47,117	$ (15)
Forward loan sale agreements	26,721	115	48,000	(85)	21,000	32
Put option contracts	13,000	85	20,000	50	10,000	27
Total	$ 94,779	$ 212	$ 152,037	$ (91)	$ 78,117	$ 44

(1)    Net of estimated commitments of 24.9 percent at September 30, 2005, 25.0 percent at June 30, 2005 and 25.1 percent at
         September 30, 2004, which may not fund.

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


Note 6: Off-Balance Sheet Financing Arrangements and Contractual Obligations

As discussed in Note 5, the Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. As of September 30, 2005 and June 30, 2005, the Corporation had commitments to extend credit of $111.7 million and $97.3 million, respectively.

Note 7: Pending Transaction

On September 13, 2005, the Corporation announced the signing of a Purchase and Sale Agreement to sell a commercial office building located in Riverside, California. The transaction is subject to certain conditions and contingencies such as the buyer's ability to secure financing and the buyer's due diligence review, among others. The Corporation anticipates that the transaction will close during the quarter ending December 31, 2005. The successful completion of the transaction is expected to result in a gain (net of taxes) of approximately $3.4 million.

Note 8: Subsequent Events

On October 27, 2005, the Board of Directors of the Bank declared a cash dividend of $2.0 million to the Corporation, which was paid on October 31, 2005.

On October 28, 2005, the Corporation announced a cash dividend of $0.14 per share on the Corporation's outstanding shares of common stock for shareholders of record at the close of business on November 22, 2005, payable on December 16, 2005.

On October 31, 2005, the Corporation announced the signing of a Lease Agreement with the intention of opening a new retail/business banking office in the La Sierra area in Riverside, California. The La Sierra Branch will become the Bank's 13th full-service branch and is scheduled to open in the summer of 2006 subject to the approval of the Office of Thrift Supervision and the completion of the shopping center.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At September 30, 2005, the Corporation had total assets of $1.6 billion, total deposits of $963.1 million and total stockholders' equity of $126.3 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank, founded in 1956, is a federally chartered stock savings bank headquartered in Riverside, California. The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are federally insured up to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank System since 1956.

The Bank's business consists of community banking activities and mortgage banking activities. Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank's full service offices and investing these funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans. In addition, the Bank also offers business checking accounts, other business banking services, and services loans for others. Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences. The


Bank's revenues are derived principally from interest on its loan and investment portfolios and fees generated through its community banking and mortgage banking activities. There are various risks inherent in the Bank's business including, among others, interest rate changes and the prepayment of loans and investments.

The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation's earnings per share. The Corporation evaluates the repurchase of its common stock when the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential. Consideration is also given to the Corporation's liquidity, regulatory capital requirements and future capital needs based on the Corporation's current business plan. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is typically one year. Once the stock repurchase program is authorized, management may repurchase the Corporation's common stock from time to time in the open market or privately negotiated transactions, depending upon market conditions and the factors described above. On June 24, 2005, the Corporation announced that its Board of Directors authorized the repurchase of up to five percent of its common stock, or approximately 347,840 shares, over a one-year period. Please refer to the Issuer Purchases of Equity Securities table under Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" on page 28.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002. On July 26, 2005, the Corporation announced a quarterly cash dividend of $0.14 per share for the Corporation's shareholders of record at the close of the business day on August 17, 2005, which was paid on September 8, 2005. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the California real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Corporation's reports filed with the SEC, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as amended. Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update this information.

Critical Accounting Policies

The discussion and analysis of the Corporation's financial condition and results of operations are based upon the Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to prevailing


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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. The allowance is based on two principles of accounting: (i) SFAS No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogeneous loans; (ii) a specific allowance for identified problem loans; and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these values is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see the "Provision for Loan Losses" narrative on page 18.

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

SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," as amended, requires that derivatives of the Corporation be recorded in the consolidated financial statements at fair value. The Bank's derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans and option contracts to mitigate the risk of the commitments. Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends. The fair value adjustments of the derivatives are recorded in the consolidated statements of operations with offsets to other assets or other liabilities in the consolidated statements of financial condition.

Executive Summary and Operating Strategy

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans. Additionally, certain fees are collected from depositors for services provided to them such as, non-sufficient fund fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, and wire transfer fees, among others. The primary source of income in community banking is net interest income, which is the difference between the interest income produced by loans and securities, and the interest


expense paid on interest-bearing deposits and borrowed funds. During the next three years the Corporation intends to increase the community banking business by growing total assets; restructure the balance sheet by decreasing the percentage of investment securities to total assets and increasing the percentage of loans held for investment to total assets; and increase the concentration of multi-family, commercial real estate, construction and commercial business loans. In addition, over time, the Corporation also intends to emphasize the growth of checking and savings accounts. This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.

Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences. The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process. During the next three years the Corporation intends to originate and sell high margin mortgage banking products such as alt-A fixed rate, alt-A adjustable rate and second trust deed loans. Additionally, mortgage banking operations will continue to originate loans held for investment secured by single-family residences.

Investment services primarily consists of selling alternative investment products such as annuities and mutual funds to our depositors and real estate operations primarily consists of deriving net rental income from tenants that occupy the Corporation's real estate held for investment. Each of these businesses generates a relatively small portion of the Corporation's net income.

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation's control, including: general economic conditions, either nationally or locally; changes in interest rates; changes in real estate values; changes in accounting principles; changes in regulation; changes in deposit and funding flows; and changes in competition among financial institutions or non-financial institutions, among others. The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity management. The current economic environment presents heightened risk for the Corporation primarily with respect to rising short-term interest rates and an increased concern that rising real estate values are unsustainable. Rising short-term interest rates have led to a flatter yield curve placing pressure on the Corporation's net interest margin since the Corporation's assets are generally priced at the intermediate or long end of the yield curve and interest-bearing liabilities are generally priced at the short end of the yield curve. Rising real estate values may prove unsustainable which may lead to higher loan losses since the majority of the Corporation's loans are secured by real estate located within California. Significant declines in California real estate may inhibit the Corporation's ability to recover losses on defaulted loans from selling the underlying real estate.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation's contractual obligations at September 30, 2005 and the effect these obligations are expected to have on the Corporation's liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	1 year	Over 1 to	Over 3 to	Over
	or less	3 years	5 years	5 years	Total
Operating lease obligations	$ 893	$ 1,444	$ 743	$ 63	$ 3,143
Time deposits	298,741	180,147	31,403	-	510,291
FHLB - San Francisco advances	145,246	155,369	116,107	161,226	577,948
Total	$ 444,880	$ 336,960	$ 148,253	$ 161,289	$ 1,091,382

The expected obligation for time deposits and FHLB - San Francisco advances include anticipated interest accruals based on respective contractual terms.


Comparison of Financial Condition at September 30, 2005 and June 30, 2005

Total assets remained unchanged at $1.6 billion at September 30, 2005 as compared to June 30, 2005. The decreases in investment securities and receivable from sale of loans were primarily offset by the increase in federal funds sold.

Federal funds sold increased to $59.0 million at September 30, 2005 from $5.6 million at June 30, 2005. The increase was attributable to incoming funds received late in the day on September 30, 2005 that could not be used in a timely manner to pay down short-term FHLB - San Francisco advances.

Total investment securities decreased $18.3 million, or eight percent, to $214.1 million at September 30, 2005 from $232.4 million at June 30, 2005. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities. The Bank evaluates all of its investment securities quarterly for other-than-temporary declines in the market value of individual investment securities. The Bank has not recorded impairment losses as of September 30, 2005.

Loans held for investment remained unchanged at $1.13 billion at September 30, 2005 as compared to June 30, 2005. In the first three months of fiscal 2006, the Bank originated $166.1 million of loans held for investment, of which $60.2 million, or 36 percent, were "preferred loans" (multi-family, commercial real estate, construction and commercial business loans), including the purchase of $3.2 million of loans during the period. The collateral that secures the purchased loans is located primarily in Southern California. During the first quarter of fiscal 2006, the Bank sold $18.5 million of loans held for investment which contained certain higher risk characteristics (stated income, interest only, loan to value ratio greater than 74 percent, combined loan to value ratio greater than 95 percent and credit scores less than 700). During the quarter, the Bank tightened its underwriting criteria for Alt "A" loans eligible for loans held for investment and developed an "A" loan program designed to provide sufficient volume to replace the volume lost in the Alt "A" program. These actions were taken to reduce the credit risk exposure of loans held for investment. Total loan repayments during the first three months of fiscal 2006 were $143.8 million. The balance of preferred loans increased to $318.9 million, or 28 percent of loans held for investment at September 30, 2005, as compared to $318.2 million or 28 percent of loans held for investment, at June 30, 2005. Purchased loans serviced by others at September 30, 2005 were $57.6 million, or five percent of loans held for investment, compared to $63.9 million, or six percent of loans held for investment at June 30, 2005.

Loans held for sale increased $8.2 million, or 144 percent, to $13.9 million at September 30, 2005 from $5.7 million at June 30, 2005. The increase was the result of timing differences between loan funding and loan sale dates.

Receivable from the sale of loans decreased $43.2 million, or 26 percent, to $124.6 million at September 30, 2005 from $167.8 million at June 30, 2005. The decrease was the result of timing differences between loan sale and loan sale settlement dates.

Total deposits increased $44.5 million, or five percent, to $963.1 million at September 30, 2005 from $918.6 million at June 30, 2005. This increase was primarily attributable to an increase of $54.2 million in time deposits, partly offset by a decrease of $9.7 million in transaction accounts. The increase in time deposits and the decrease in transaction accounts were attributable primarily to the increase in short-term interest rates and the Bank's advertising campaign for time deposits during the first quarter of fiscal 2006.

Borrowings, which consisted entirely of FHLB - San Francisco advances, decreased $53.5 million, or 10 percent, to $507.3 million at September 30, 2005 from $560.8 million at June 30, 2005. The decrease in borrowings was primarily the result of the increase in deposits and the decreases in loans held for investment and receivable from sale of loans. The weighted-average maturity of the Bank's existing FHLB - San Francisco advances was approximately 38 months (32 months, based on put dates) at September 30, 2005 as compared to the weighted-average maturity of 36 months (31 months, based on put dates) at June 30, 2005.

Total stockholders' equity increased $3.3 million, or three percent, to $126.3 million at September 30, 2005, from $123.0 million at June 30, 2005, primarily as a result of the net income during the first three months of fiscal 2006, which was partly offset by common stock repurchases and a quarterly cash dividend


paid during the first quarter of fiscal 2006. During the first three months of fiscal 2006, a total of 28,000 shares were repurchased under the existing stock repurchase program at an average price of $28.30 per share. As of September 30, 2005, eight percent of the authorized shares of the June 2005 stock repurchase plan were purchased, leaving approximately 319,840 shares available for future repurchase. The total cash dividend paid in the first quarter of fiscal 2006 was $974,000.

Comparison of Operating Results for the Quarters Ended September 30, 2005 and 2004

The Corporation's net income for the first quarter ended September 30, 2005 was $4.9 million, an increase of $678,000, or 16 percent, from $4.3 million during the same quarter of fiscal 2005. This increase was primarily attributable to an increase in net interest income and a decrease in provision for loan loss, partly offset by an increase in non-interest expense.

The Corporation's net interest income before provision for loan losses increased by $1.0 million, or 10 percent, to $11.0 million for the quarter ended September 30, 2005 from $10.0 million during the comparable period of fiscal 2005. This increase was the result of higher average earning assets, partly offset by a lower net interest margin. The average balance of earning assets increased $252.0 million, or 19 percent, to $1.6 billion in the first quarter of fiscal 2006 from $1.3 billion in the comparable period of fiscal 2005. The net interest margin decreased to 2.80 percent in the first quarter of fiscal 2006, down 23 basis points from 3.03 percent during the same period of fiscal 2005. The decrease in the net interest margin during the first quarter of fiscal 2006 was primarily attributable to an increase in the average cost of funds, partly offset by an increase in the average yield of earning assets.

The Corporation's efficiency ratio increased slightly to 48 percent in the first quarter of fiscal 2006 from 47 percent in the same period of fiscal 2005. Return on average assets for the quarter ended September 30, 2005 decreased 2 basis points to 1.22 percent from 1.24 percent in the same period last year; while return on average equity for the quarter ended September 30, 2005 increased to 15.80 percent from 15.35 percent in the same period last year. Diluted earnings per share for the quarter ended September 30, 2005 were $0.71, an increase of 18 percent from $0.60 for the quarter ended September 30, 2004.

Interest Income. Total interest income increased by $4.2 million, or 25 percent, to $21.3 million for the first quarter of fiscal 2006 from $17.1 million in the same quarter of fiscal 2005. This increase was primarily the result of a higher average balance of earning assets and a higher average earning asset yield. The average yield on earning assets during the first quarter of fiscal 2006 was 5.44 percent, 24 basis points higher than the average yield of 5.20 percent during the same period of fiscal 2005. Increases in the average yield on loans, investment securities and interest-earning deposits were partly offset by a decrease in the average yield on FHLB - San Francisco stock.

Loan interest income increased $4.3 million, or 29 percent, to $19.0 million in the quarter ended September 30, 2005 from $14.7 million for the same quarter of fiscal 2005. This increase was attributable to a higher average loan balance and a higher average loan yield. The average balance of loans outstanding, including receivable from sale of loans and loans held for sale, increased $274.8 million, or 27 percent, to $1.3 billion during the first quarter of fiscal 2006 from $1.0 billion during the same quarter of fiscal 2005. The average loan yield during the first quarter of fiscal 2006 increased to 5.86 percent from 5.73 percent during the same quarter last year. The increase in the average loan yield was primarily attributable to new mortgage loans originated with higher interest rates and the repricing of adjustable rate loans during the period.

Interest income from investment securities decreased $220,000, or 11 percent, to $1.8 million during the quarter ended September 30, 2005 from $2.0 million during the same quarter of fiscal 2005. This decrease was primarily a result of a decrease in average balance, partly offset by an increase in average yield. The average balance of investment securities decreased $35.1 million, or 14 percent, to $224.4 million in the first quarter of fiscal 2006 from $259.5 million in the same quarter of fiscal 2005. The average yield on the investment securities portfolio increased 10 basis points to 3.23 percent during the quarter ended September 30, 2005 from 3.13 percent during the quarter ended September 30, 2004. The increase in the average yield of investment securities was primarily a result of a decline in the accelerated principal payments on mortgage-backed securities ("MBS") with a corresponding reduction to the MBS premium amortization. The accelerated amortization in the first quarter of fiscal 2006 declined by $75,000 to $118,000 as


compared to $193,000 in the same quarter of fiscal 2005. This decline in the accelerated amortization resulted in an increase of 13 basis points in the investment yield.

FHLB - San Francisco stock dividends increased by $35,000, or nine percent, to $405,000 in the first quarter of fiscal 2006 from $370,000 in the same period of fiscal 2005. This increase was attributable to a higher average balance, partly offset by a lower average yield. The average balance of FHLB - San Francisco stock increased $9.1 million to $37.9 million during the first quarter of fiscal 2006 from $28.8 million during the same period of fiscal 2005. The increase in FHLB - San Francisco stock was in accordance with the borrowing requirements of the FHLB - San Francisco. The average yield on FHLB - San Francisco stock decreased 87 basis points to 4.27 percent during the first quarter of fiscal 2006 from 5.14 percent during the same period last year. The decrease in the average yield was primarily a result of lower dividend accruals, which are based upon the actual dividends received in the prior periods.

Interest Expense. Total interest expense for the quarter ended September 30, 2005 was $10.3 million as compared to $7.1 million for the same period of fiscal 2005, an increase of $3.2 million, or 45 percent. This increase was primarily attributable to a higher average balance of interest-bearing liabilities and an increase in the average cost. The average balance of interest-bearing liabilities increased $235.8 million, or 19 percent, to $1.5 billion during the first quarter of fiscal 2006 from $1.2 billion during the same period of fiscal 2005. The average cost of interest-bearing liabilities was 2.80 percent during the quarter ended September 30, 2005, up 49 basis points from 2.31 percent during the same period of fiscal 2005.

Interest expense on deposits for the quarter ended September 30, 2005 was $5.0 million as compared to $3.5 million for the same period of fiscal 2005, an increase of $1.5 million, or 43 percent. The increase in interest expense on deposits was primarily attributable to a higher average balance and a higher average cost. The average balance of deposits increased $65.7 million, or eight percent, to $936.9 million during the quarter ended September 30, 2005 from $871.2 million during the same period of fiscal 2005. The average balance of transaction accounts decreased by $81.4 million, or 15 percent, to $473.9 million in the quarter ended September 30, 2005 from $555.3 million in the same quarter ended September 30, 2004. The decrease was attributable to a decline in money market and savings accounts, partly offset by an increase in checking accounts. The average balance of time deposits increased by $147.1 million, or 47 percent, to $463.0 million in the quarter ended September 30, 2005 as compared to $315.9 million in the same quarter ended September 30, 2004. The increase in time deposits is primarily attributable to the successful time deposit marketing campaign and depositors switching from money market accounts to time deposits. The average balance of transaction account deposits to total deposits in the first quarter of fiscal 2006 was 51 percent, as compared to 64 percent in the same period of fiscal 2005. The average cost of deposits increased to 2.11 percent during the quarter ended September 30, 2005 from 1.61 percent during the same quarter of fiscal 2005, an increase of 50 basis points. The increase in the average cost of deposits was attributable to the general rise in interest rates.

Interest expense on borrowings for the quarter ended September 30, 2005 increased $1.8 million, or 50 percent, to $5.4 million from $3.6 million for the same period of fiscal 2005. The increase in interest expense on borrowings was primarily a result of a higher average balance and a slightly higher average cost. The average balance of borrowings increased $170.1 million, or 48 percent, to $526.3 million during the quarter ended September 30, 2005 from $356.2 million during the same period of fiscal 2005. The average cost of borrowings increased to 4.04 percent for the quarter ended September 30, 2005 from 4.02 percent in the same quarter of fiscal 2005, an increase of two basis points. The increase in the average cost of borrowings was the result of new long-term advances at a higher average cost, partly offset by a higher percentage of overnight borrowings to total borrowings, which generally have a lower average cost.


The following table depicts the average balance sheets for the quarters ended September 30, 2005 and 2004, respectively:

Average Balance Sheets
(Dollars in Thousands)

	Quarter Ended			Quarter Ended
	September 30, 2005			September 30, 2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,300,225	$ 19,043	5.86%	$ 1,025,428	$ 14,683	5.73%
Investment securities	224,366	1,813	3.23%	259,483	2,033	3.13%
FHLB - San Francisco stock	37,921	405	4.27%	28,783	370	5.14%
Interest-earning deposits	4,699	40	3.40%	1,467	5	1.36%

Total interest-earning assets	1,567,211	21,301	5.44%	1,315,161	17,091	5.20%

Non interest-earning assets	52,127			55,912

Total assets	$ 1,619,338			$ 1,371,073

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 222,790	287	0.51%	$ 219,179	295	0.53%
Savings accounts	251,118	904	1.43%	336,148	1,235	1.46%
Time deposits	463,024	3,782	3.24%	315,866	2,004	2.52%

Total deposits	936,932	4,973	2.11%	871,193	3,534	1.61%

Borrowings	526,281	5,358	4.04%	356,209	3,605	4.02%

Total interest-bearing liabilities	1,463,213	10,331	2.80%	1,227,402	7,139	2.31%

Non interest-bearing liabilities	31,201			32,775

Total liabilities	1,494,414			1,260,177

Stockholders' equity	124,924			110,896
Total liabilities and stockholders' equity
	$ 1,619,338			$ 1,371,073

Net interest income		$ 10,970			$ 9,952

Interest rate spread (3)			2.64%			2.89%
Net interest margin (4)			2.80%			3.03%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.11%			107.15%
Return on average assets			1.22%			1.24%
Return on average equity			15.80%			15.35%

(1)     Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan (cost) fee amortization of ($120) and $93 for the quarters ended September 30, 2005 and 2004, respectively.
(2) Includes average balance of non-interest bearing checking accounts of $51.3 million and $45.6 million during the quarters ended September 30, 2005 and 2004, respectively.
(3) Represents the difference between weighted-average yield on all interest-earning assets and weighted-average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


The following table provides the rate/volume variances for the quarters ended September 30, 2005 and 2004, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended September 30, 2005 Compared
	to Quarter Ended September 30, 2004
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ 335	$ 3,936	$ 89	$ 4,360
Investment securities	64	(275)	(9)	(220)
FHLB - San Francisco stock	(62)	117	(20)	35
Interest-bearing deposits	8	11	16	35
Total net change in income on interest-earning assets
	345	3,789	76	4,210

Interest-bearing liabilities:
Checking and money market accounts	(13)	5	-	(8)
Savings accounts	(24)	(313)	6	(331)
Time deposits	576	935	267	1,778
Borrowings	21	1,723	9	1,753
Total net change in expense on interest-bearing liabilities
	560	2,350	282	3,192
Net change in net interest income (loss)
	$ (215)	$ 1,439	$ (206)	$ 1,018

(1)     Includes receivable from sale of loans, loans held for sale and non-accrual loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

Provision for Loan Losses. Provision for loan losses in the first quarter of fiscal 2006 decreased to $65,000 from $642,000 during the same period of fiscal 2005. The decrease was primarily attributable to a smaller provision on impaired loans, partly offset by an increase in non-performing loans.

The allowance for loan losses was $9.3 million at September 30, 2005 as compared to $9.2 million at June 30, 2005. The allowance for loan losses as a percentage of gross loans held for investment was 0.82 percent at September 30, 2005 as compared to 0.81 percent at June 30, 2005. Management considers the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

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


The following table is provided to disclose additional details on the Corporation's allowance for loan losses and asset quality:

	Three Months Ended
	September 30,
(Dollars in Thousands)	2005	2004

Allowance at beginning of period	$ 9,215	$ 7,614

Provision for loan losses	65	642

Recoveries	-	-

Charge-offs:
Consumer loans	-	(3)

Total charge-offs	-	(3)

Net charge-offs	-	(3)
Balance at end of period	$ 9,280	$ 8,253

Allowance for loan losses as a percentage of gross loans held for investment
	0.82%	0.86%

Net charge offs as a percentage of average loans outstanding during the period
	-	-

Allowance for loan losses as a percentage of non-performing loans at the end of the period
	512.42%	768.44%

Non-Interest Income. Total non-interest income decreased $138,000, or two percent, to $6.0 million during the quarter ended September 30, 2005 from $6.1 million during the same period of fiscal 2005. The decrease in non-interest income was primarily the result of the gain on sale of investment securities in the first quarter of fiscal 2005 which was not replicated in the first quarter of fiscal 2006, partly offset by an increase in loan servicing and other fees. The increase in loan servicing and other fees was primarily attributable to higher brokered loan fees and other loan fees.

The gain on sale of loans remained unchanged at $4.4 million for the quarter ended September 30, 2005 as compared to the same quarter of fiscal 2005. A higher volume of loans originated for sale in the first quarter of fiscal 2006 was offset by a decrease in average loan sale margin. The average loan sale margin for PBM during the first quarter of fiscal 2006 was 1.23 percent, down 30 basis points from 1.53 percent in the same period of fiscal 2005. The volume of loans originated for sale remained relatively strong, totaling $389.3 million in the first quarter of fiscal 2006 as compared to $299.3 million during the same period last year, a result of relatively low mortgage interest rates and continued strength in the Southern California real estate market. Total loan originations (including purchased loans) were $555.4 million in the first quarter of fiscal 2006, up from $521.2 million in the same quarter of fiscal 2005. Loan sale volume, which is defined as PBM loans originated for sale adjusted for the change in commitments to extend credit on loans to be held for sale, was $346.6 million in the first quarter of fiscal 2006 as compared to $279.7 million in the same quarter of fiscal 2005.

The average profit margin for PBM in the first quarter of fiscal 2006 and 2005 was 68 basis points and 102 basis points, respectively. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit. The decrease in the profit margin was primarily attributable to a lower average loan sale margin.


Non-Interest Expense. Total non-interest expense increased $543,000 to $8.2 million in the quarter ended September 30, 2005 from $7.6 million during the same quarter of fiscal 2005. The increase in non-interest expense was primarily the result of an increase in variable compensation expense related to loan production volume in the community banking business and the mortgage banking business, lease expense on new loan production offices and compliance expenses associated with the Sarbanes-Oxley Act of 2002. Also, on July 1, 2005, the Corporation adopted SFAS No. 123R (Share-Based Payment) and recorded $93,000 of stock option compensation expense in the first quarter of fiscal 2006. This stock option expense was partially offset by a recovery of $23,000 resulting from the quarterly revaluation of the accelerated stock option vesting expense announced on April 28, 2005. The efficiency ratio in the first quarter of fiscal 2006 increased slightly to 48 percent from 47 percent in the same period of fiscal 2005.

Income taxes. Income tax expense was $3.8 million for the quarter ended September 30, 2005 as compared to $3.5 million during the same period of fiscal 2005. The effective tax rate for the quarters ended September 30, 2005 and 2004 was approximately 43.3 percent and 45.4 percent, respectively. The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2006 reflects its current income tax obligations.

Asset Quality

Non-accrual loans, which primarily consisted of single-family loans increased to $1.8 million at September 30, 2005 from $590,000 at June 30, 2005. No interest accruals were made for loans that were past due 90 days or more.

The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment increased to 0.16 percent at September 30, 2005 from 0.05 percent at June 30, 2005. Non-performing assets as a percentage of total assets also increased to 0.11 percent at September 30, 2005 from 0.04 percent at June 30, 2005.

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


The following table is provided to disclose details on asset quality (dollars in thousands):
	At September 30,	At June 30,
	2005	2005
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 1,811	$ 590

Total	1,811	590

Accruing loans which are contractually past due 90 days or more	-	-

Total of non-accrual and 90 days past due loans	1,811	590

Real estate owned	-	-

Total non-performing assets	$ 1,811	$ 590

Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net
	0.16%	0.05%

Non-accrual and 90 days or more past due loans as a percentage of total assets
	0.11%	0.04%

Non-performing assets as a percentage of total assets	0.11%	0.04%


The following table is provided to disclose details related to the volume of loans originated, purchased and sold:

Loan Volume Activities
(In Thousands)

	For the Quarter Ended
	September 30,
	2005	2004
Loans originated for sale:
Retail originations	$ 133,102	$ 82,312
Wholesale originations	256,155	216,958
Total loans originated for sale (1)	389,257	299,270

Loans sold:
Servicing released	(392,860)	(283,385)
Servicing retained	(6,637)	(19,752)
Total loans sold (2)	(399,497)	(303,137)

Loans originated for portfolio:
Mortgage loans:
Single-family	103,023	145,330
Multi-family	6,751	10,895
Commercial real estate	12,038	7,374
Construction	39,679	28,507
Commercial business loans	865	2,513
Other loans	618	3,962
Total loans originated for portfolio	162,974	198,581

Loans purchased for portfolio:
Mortgage loans:
Multi-family	-	9,133
Commercial real estate	-	2,375
Construction	-	10,553
Commercial business loans	900	-
Other loans	2,250	1,250
Total loans purchased	3,150	23,311

Mortgage loan principal repayments	(143,809)	(129,547)
Decrease in other items, net (3)	(8,215)	(2,223)

Net increase in loans held for investment and loans held for sale	$ 3,860	$ 86,255

(1)    Primarily comprised of PBM loans originated for sale, totaling $368.7 million and $291.0 million for the quarters ended
         September 30, 2005 and 2004, respectively.
(2)    Primarily comprised of PBM loans sold, totaling $389.0 million and $297.1 million for the quarters ended September 30, 2005 and 2004, respectively.
(3)    Includes net changes in undisbursed loan funds, deferred loan fees or costs, discounts or premiums on loans and allowance for loan losses.


Liquidity and Capital Resources

The Corporation's primary sources of funding include deposits, proceeds from loan interest and scheduled principal payments, sales of loans, loan prepayments, interest income on investment securities, the maturity or principal payments on investment securities, and FHLB - San Francisco advances. While maturities and the scheduled amortization of loans and investment securities are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition.

The Bank has a standard credit facility available from the FHLB - San Francisco equal to 40 percent of its total assets, collateralized by loans and securities. As of September 30, 2005, the Bank's available credit facility from the FHLB - San Francisco was $653.9 million. In addition to the FHLB - San Francisco credit facility, the Bank has an unsecured line of credit in the amount of $45.0 million with its correspondent bank.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth, to cover deposit withdrawals, to satisfy financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash to meet short-term liquidity needs. At September 30, 2005, cash and cash equivalents totaled $81.4 million, or five percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may rely on FHLB - San Francisco advances or unsecured lines of credit for its liquidity needs.

The OTS has no statutory liquidity requirement for savings institutions, but rather a policy that liquidity be maintained at a level, which assures safe and sound operation. The Bank's average liquidity ratio for the quarter ended September 30, 2005 decreased to 6.9 percent from 19.3 percent during the same period in 2004. This decrease was primarily the result of redeployment of available cash flows into loans held for investment and the pledging of investment securities as collateral for certain interest-bearing liabilities.

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

The Bank is committed to changing the loan portfolio composition with more emphasis on preferred loans. These loans generally have higher yields than single-family loans. During the first quarter of fiscal 2006, the volume of loans generated for portfolio was $166.1 million as compared to $221.9 million in the comparable period last year. Of the total loans generated for portfolio in the first quarter of fiscal 2006, $60.2 million, or 36 percent were preferred loans. In the first quarter of fiscal 2005, the total loans generated for portfolio was $221.9 million, of which $71.4 million, or 32 percent, were preferred loans.

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


The Bank's actual and required capital amounts and ratios as of September 30, 2005 are as follows (dollars in thousands):
	Amount	Percent

Tangible capital	$ 112,034	6.90%
Requirement	32,473	2.00

Excess over requirement	$ 79,561	4.90%

Tier 1 (core) capital	$ 112,034	6.90%
Requirement to be "Well Capitalized"	81,183	5.00

Excess over requirement	$ 30,851	1.90%

Total risk-based capital	$ 118,358	12.32%
Requirement to be "Well Capitalized"	96,106	10.00

Excess over requirement	$ 22,252	2.32%

Tier 1 risk-based capital	$ 109,156	11.36%
Requirement to be "Well Capitalized"	57,663	6.00

Excess over requirement	$ 51,493	5.36%

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition. The Corporation's exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. For discussion on commitments and derivative financial instruments, see Note 5 on page 9.

Stockholders' Equity

The ability of the Corporation to pay dividends depends primarily on the ability of the Bank to pay dividends to the Corporation. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account established by the Bank in connection with the Conversion or the regulatory capital requirements imposed by federal and state regulation. The Corporation paid $974,000 of cash dividends to its shareholders in the first quarter of fiscal 2006.

The Corporation repurchased 28,000 shares under the existing authorized stock repurchase program during the first quarter of fiscal 2006 at an average price of $28.30 per share. As of September 30, 2005, eight percent of the authorized shares of the June 2005 stock repurchase plan were purchased, leaving approximately 319,840 shares available for future repurchase.


Incentive Plans

Management Recognition Plan (MRP):
The Corporation established the MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock. The Corporation acquired 461,250 shares of its common stock in the open market to fund the MRP in 1997. All of the MRP shares have been awarded. Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at the award date. MRP compensation expense was $34,000 and $33,000 for the quarters ended September 30, 2005 and 2004, respectively. As of September 30, 2005, a total of 19,290 shares were allocated and outstanding, pending their respective distribution schedules.

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

On April 28, 2005, the Board of Directors accelerated the vesting of certain unvested stock options, totaling 136,950 options, which were previously granted to directors, officers and key employees who had three or more continuous years of service with the Corporation or an affiliate of the Corporation. The Board believed that it was in the best interest of the shareholders to accelerate the vesting of these options which were granted prior to January 1, 2004, since it would have a positive impact on the future earnings of the Corporation. This action was taken prior to the adoption of SFAS No. 123R on July 1, 2005.

As a result of accelerating the vesting of these options, the Corporation recorded a charge to compensation expense of $320,000 during the quarter ended June 30, 2005. This charge represents a new measurement of compensation cost for these options as of the modification date. The modification introduced the potential for an effective renewal of the awards as some of these options may have been forfeited by the employees. This charge requires adjustment in future periods for actual forfeiture experience. Because these options are now fully vested, they are not subject to the provisions of SFAS No. 123R.

The Corporation recorded $93,000 of stock option compensation expense in the first quarter of fiscal 2006 as a result of implementing SFAS No. 123R. This stock option expense was partially offset by a recovery of $23,000 resulting from the quarterly revaluation of the accelerated stock option vesting described above.

In the first quarter of fiscal 2006, a total of 9,000 options were granted, 2,000 options were forfeited and 3,659 options were exercised. As of September 30, 2005, the number of options available for future grants (under both plans) were 82,200 shares. As of September 30, 2005, a total of 977,966 options were outstanding with an average exercise price of $14.75 per option and an average remaining life of 5.30 years.

Supplemental Information
	At	At	At
	September 30,	June 30,	September 30,
	2005	2005	2004

Loans serviced for others (in thousands)	$ 262,412	$ 275,129	$ 274,318

Book value per share	$ 18.22	$ 17.68	$ 16.03


ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to the fluctuation of interest rates. The Bank, through its Asset and Liability Committee seeks to reduce the exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities. The principal element in achieving this objective is to manage the interest-rate sensitivity of the Bank's assets by holding loans with interest rates subject to periodic market adjustments. In addition, the Bank maintains a liquid investment portfolio comprised of government agency securities, including mortgage-backed securities, and investment grade securities. The Bank relies on retail deposits as its primary source of funding while utilizing FHLB - San Francisco advances as a secondary source of funding. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and time deposits with terms up to five years.

Through the use of an internal interest rate risk model and the OTS interest rate risk model, the Bank is able to analyze its interest rate risk exposure by measuring the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the net present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of at least 100 basis points with no effect given to steps that management might take to counter the effect of the interest rate movement.

The results of the internal interest rate risk model are reconciled with the results provided by the OTS on a quarterly basis. Any significant deviations are researched and adjusted where applicable. Generally, the internal model has reflected a more conservative position than the OTS model.

The following table is derived from the OTS interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2005 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 156,647	(21,637)	$ 1,604,855	9.76%	-87 bp
+200 bp	168,756	(9,528)	1,632,508	10.34%	-29 bp
+100 bp	176,454	(1,830)	1,657,207	10.65%	+2 bp
0 bp	178,284	-	1,677,482	10.63%
-100 bp	173,379	(4,905)	1,691,739	10.25%	-38 bp
-200 bp	161,919	(16,365)	1,700,152	9.52%	-110 bp

(1)    Represents the (decrease) increase of the NPV at the indicated interest rate change in comparison to the NPV at
         September 30, 2005 ("base case").
(2)    Calculated as the NPV divided by the portfolio value of total assets.
(3)    Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates
         (expressed in basis points).

The following table is derived from the OTS interest rate risk model and represents the change in the NPV at a -200 basis point rate shock at September 30, 2005 and a -200 basis point rate shock at June 30, 2005.
Risk measure: +200/-200 basis point rate shock	At September 30, 2005		At June 30, 2005
	(-200 bp rate shock)		(-200 bp rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	10.63%		10.13%
Post-shock NPV ratio: NPV as a % of PV Assets	9.52%		8.83%
Sensitivity measure: Change in NPV Ratio	110	bp	130	bp


As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgage ("ARM") loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from time deposits could likely deviate significantly from those assumed when calculating the tables above. It is also possible that, as a result of an interest rate increase, the higher mortgage payments required from ARM borrowers could result in an increase in delinquencies and defaults. Changes in market interest rates may also affect the volume and profitability of the Corporation's mortgage banking operations. Accordingly, the data presented in the tables above should not be relied upon as indicative of actual results in the event of changes in interest rates. Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Bank, nor does it represent amounts that would be available for distribution to shareholders in the event of the liquidation of the Corporation.

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank's current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 100, plus 200, minus 100 and minus 200 basis points. The following table describes the results of the analysis for September 30, 2005 and June 30, 2005.
At September 30, 2005		At June 30, 2005
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	-6.10%	+200 bp	-13.39%
+100 bp	-1.84%	+100 bp	-6.28%
-100 bp	+2.84%	-100 bp	+3.48%
-200 bp	-1.21%	-200 bp	-3.74%

In both of the periods described above, the Bank is liability sensitive. Therefore, in a rising interest rate environment, the results project a decline in net interest income over the subsequent 12-month period, and in a falling interest rate environment, the results project an increase in net interest income over the subsequent 12-month period, except in the -200 basis point scenario where net interest income is also projected to decline.

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

ITEM 4 - Controls and Procedures.

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


Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In the quarter ended September 30, 2005, the Corporation did not make any significant changes in, nor were any corrective actions required, regarding its internal controls or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation's financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the issuer purchases of equity securities for the first quarter of fiscal 2006.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan*
July 1 - 31, 2005	862	$ 30.57	-	347,840
August 1 - 31, 2005	-	-	-	347,840
September 1 - 30, 2005	28,000	28.30	28,000	319,840
Total	28,862	$ 28.37	28,000	319,840

(*) On June 24, 2005 the Corporation announced a plan to repurchase up to 5 percent of its common stock, or approximately 347,840 shares, over a one-year period depending on market conditions and the capital requirements of the Corporation.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.


Item 6. Exhibits.

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

November 7, 2005          /s/Craig G. Blunden

                                        Craig G. Blunden
                                        Chairman, President and Chief Executive Officer
                                        (Principal Executive Officer)

November 7, 2005         /s/Donavon P. Ternes

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15-(f)) for the registrant and have:

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

Date: November 7, 2005                                                                                            /s/ Craig G. Blunden
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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15-(f)) for the registrant and have:

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

Date: November 7, 2005                                                                                          /s/ Donavon P. Ternes
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

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended September 30, 2005 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 7, 2005                                                                  /s/Craig G. Blunden
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

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended September 30, 2005 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 7, 2005                                                                                /s/ Donavon P. Ternes
                                                                                                                         Donavon P. Ternes
                                                                                                                         Chief Financial Officer
