Form 10-Q
period 2005-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2006-02-07
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                    (Mark One)

                     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                                  For the quarterly period ended  December 31, 2005

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

                    Yes X .      No     .

                    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

                    Large accelerated filer [     ]                          Accelerated filer [X ]                                Non-accelerated filer [     ]

                    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                    Yes      .     No X.

APPLICABLE ONLY TO CORPORATE ISSUERS

                    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Title of class:                                                                                                                    As of January 31, 2006

                    Common stock, $ 0.01 par value, per share                                                                            6,823,796 shares*

                    * Includes 319,552 shares held by the Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts; and 9,588 shares held by the Management Recognition Plan that have been committed to be released and allocated to participant accounts.


PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of December 31, 2005 and June 30, 2005	1
	Condensed Consolidated Statements of Operations
	for the quarters and six months ended December 31, 2005 and 2004	2
	Condensed Consolidated Statements of Changes in Stockholders' Equity
	for the quarters and six months ended December 31, 2005 and 2004	3
	Condensed Consolidated Statement of Cash Flows
	for the six months ended December 31, 2005 and 2004	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	12
	Safe Harbor Statement	13
	Critical Accounting Policies	13
	Executive Summary and Operating Strategy	14
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	15
	Comparison of Financial Condition at December 31, 2005 and June 30, 2005 .	15
	Comparison of Operating Results
	for the quarters and six months ended December 31, 2005 and 2004	16
	Asset Quality	26
	Loan Volume Activities	27
	Liquidity and Capital Resources	28
	Commitments and Derivative Financial Instruments	29
	Stockholders' Equity	29
	Incentive Plans	30
	Supplemental Information	31

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	31

ITEM 4 -	Controls and Procedures	33

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	33
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3 -	Defaults Upon Senior Securities	33
ITEM 4 -	Submission of Matters to a Vote of Security Holders	34
ITEM 5 -	Other Information	34
ITEM 6 -	Exhibits	34

SIGNATURES		35


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands
	December 31,	June 30,
	2005	2005
Assets
Cash and due from banks	$ 44,439	$ 20,342
Federal funds sold	-	5,560
Cash and cash equivalents	44,439	25,902

Investment securities - held to maturity
(fair value $49,985 and $51,327, respectively)	51,230	52,228
Investment securities - available for sale, at fair value	148,390	180,204
Loans held for investment, net of allowance for loan losses of
$9,253 and $9,215, respectively	1,161,764	1,131,905
Loans held for sale, at lower of cost or market	7,793	5,691
Receivable from sale of loans	100,752	167,813
Accrued interest receivable	6,502	6,294
Real estate held for investment, net	653	9,853
Federal Home Loan Bank ("FHLB") - San Francisco stock	38,849	37,130
Premises and equipment, net	7,318	7,443
Prepaid expenses and other assets	8,234	7,659

Total assets	$ 1,575,924	$ 1,632,122

Liabilities and Stockholders' Equity
Liabilities:
Non-interest bearing deposits	$ 50,739	$ 48,173
Interest bearing deposits	894,359	870,458
Total deposits	945,098	918,631

Borrowings	467,228	560,845
Accounts payable, accrued interest and other liabilities	33,093	29,657
Total liabilities	1,445,419	1,509,133

Commitments and Contingencies	-	-

Stockholders' equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding).
	-	-
Common stock, $.01 par value (15,000,000 shares authorized; 12,038,772 and 11,973,340 shares issued, respectively; 6,823,796 and 6,956,815 shares outstanding, respectively)

	120	120
Additional paid-in capital	61,298	59,497
Retained earnings	137,756	126,381
Treasury stock at cost (5,214,976 and 5,016,525 shares, respectively)
	(67,486)	(62,046)
Unearned stock compensation	(973)	(1,272)
Accumulated other comprehensive (loss) income, net of tax	(210)	309

Total stockholders' equity	130,505	122,989

Total liabilities and stockholders' equity	$ 1,575,924	$ 1,632,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarter Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004
Interest income:
Loans receivable, net	$ 18,993	$ 15,766	$ 38,036	$ 30,449
Investment securities	1,725	2,171	3,538	4,204
FHLB - San Francisco stock	457	303	862	673
Interest-earning deposits	53	6	93	11
Total interest income	21,228	18,246	42,529	35,337

Interest expense:
Checking and money market deposits	311	294	598	589
Savings deposits	838	1,172	1,742	2,407
Time deposits	4,307	2,483	8,089	4,487
Borrowings	4,806	3,922	10,164	7,527
Total interest expense	10,262	7,871	20,593	15,010

Net interest income, before provision for loan losses	10,966	10,375	21,936	20,327
(Recovery) provision for loan losses	(27)	260	38	902
Net interest income, after provision for loan losses	10,993	10,115	21,898	19,425

Non-interest income:
Loan servicing and other fees	791	450	1,434	849
Gain on sale of loans, net	3,356	5,085	7,749	9,461
Real estate operations, net	(26)	151	(21)	271
Deposit account fees	550	420	1,044	875
Gain on sale of investment securities	-	-	-	384
Gain on sale of real estate	6,283	-	6,283	-
Other	457	391	877	750
Total non-interest income	11,411	6,497	17,366	12,590

Non-interest expense:
Salaries and employee benefits	4,977	5,314	10,181	10,391
Premises and occupancy	718	633	1,511	1,304
Equipment	406	387	805	791
Professional expenses	293	285	637	505
Sales and marketing expenses	255	269	474	451
Other	1,120	1,151	2,314	2,207
Total non-interest expense	7,769	8,039	15,922	15,649

Income before taxes	14,635	8,573	23,342	16,366
Provision for income taxes	6,252	3,539	10,026	7,077
Net income	$ 8,383	$ 5,034	$ 13,316	$ 9,289

Basic earnings per share	$ 1.28	$ 0.77	$ 2.03	$ 1.41
Diluted earnings per share	$ 1.23	$ 0.71	$ 1.93	$ 1.31
Cash dividends per share	$ 0.14	$ 0.14	$ 0.28	$ 0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Quarters Ended December 31, 2005 and 2004
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive (Loss)
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at September 30, 2005	6,931,612	$ 120	$ 60,037	$ 130,340	$ (62,865)	$ (1,117)	$ (229)	$ 126,286

Comprehensive income:
Net income				8,383				8,383
Unrealized holding gain on securities available for sale,
net of tax expense of $ 13							19	19
Total comprehensive income								8,402

Purchase of treasury stock (1)	(169,589)				(4,621)			(4,621)
Exercise of stock options	61,773	-	465					465
Amortization of MRP (2)						23		23
Amortization of stock options			90					90
Tax benefit from non-qualified
equity compensation			369					369
Allocations of contribution to ESOP (3)			337			67		404
Prepayment of ESOP loan						54		54
Cash dividends				(967)				(967)

Balance at December 31, 2005	6,823,796	$ 120	$ 61,298	$ 137,756	$ (67,486)	$ (973)	$ (210)	$ 130,505

    (1)  Includes the repurchase of 574 shares of distributed restricted stock.
    (2)  Management Recognition Plan ("MRP").
    (3)  Employee Stock Ownership Plan ("ESOP").

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive Income
	Shares	Amount	Capital	Earnings	Stock	Compensation	(Loss)	Total
Balance at September 30, 2004	6,993,029	$ 119	$ 57,573	$ 114,876	$ (59,324)	$ (1,744)	$ 578	$ 112,078

Comprehensive income:
Net income				5,034				5,034
Unrealized holding loss on securities available for sale,
net of tax benefit of $ 329							(365)	(365)
Total comprehensive income								4,669

Purchase of treasury stock (1)	(3,619)				(103)			(103)
Exercise of stock options	22,525	-	211					211
Amortization of MRP						34		34
Tax benefit from non-qualified
equity compensation			26					26
Allocations of contribution to ESOP.			367			67		434
Prepayment of ESOP loan						62		62
Cash dividends				(979)				(979)

Balance at December 31, 2004	7,011,935	$ 119	$ 58,177	$ 118,931	$ (59,427)	$ (1,581)	$ 213	$ 116,432

    (1) Includes the repurchase of 3,619 shares of distributed restricted stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Six Months Ended December 31, 2005 and 2004
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive Income
	Shares	Amount	Capital	Earnings	Stock	Compensation	(Loss)	Total
Balance at June 30, 2005	6,956,815	$ 120	$ 59,497	$ 126,381	$ (62,046)	$ (1,272)	$ 309	$ 122,989

Comprehensive income:
Net income				13,316				13,316
Unrealized holding loss on securities available for sale,
net of tax benefit of $ 376							(519)	(519)
Total comprehensive income								12,797

Purchase of treasury stock (1)	(198,451)				(5,440)			(5,440)
Exercise of stock options	65,432	-	508					508
Amortization of MRP						57		57
Amortization of stock options			183					183
Tax benefit from non-qualified
equity compensation			398					398
Allocations of contribution to ESOP			712			135		847
Prepayment of ESOP loan						107		107
Cash dividends				(1,941)				(1,941)

Balance at December 31, 2005	6,823,796	$ 120	$ 61,298	$ 137,756	$ (67,486)	$ (973)	$ (210)	$ 130,505

(1)Includes the repurchase of 1,436 shares of distributed restricted stock.

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive (Loss)
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at June 30, 2004	7,091,719	$ 119	$ 57,186	$ 111,329	$ (56,753)	$ (1,889)	$ (10)	$ 109,982

Comprehensive income:
Net income				9,289				9,289
Unrealized holding gain on securities available for sale,
net of tax expense of $ 161							223	223
Total comprehensive income								9,512

Purchase of treasury stock (1)	(114,309)				(2,674)			(2,674)
Exercise of stock options	34,525	-	293					293
Amortization of MRP						67		67
Tax benefit from non-qualified
equity compensation			29					29
Allocations of contribution to ESOP.			669			135		804
Prepayment of ESOP loan						106		106
Cash dividends				(1,687)				(1,687)

Balance at December 31, 2004	7,011,935	$ 119	$ 58,177	$ 118,931	$ (59,427)	$ (1,581)	$ 213	$ 116,432

    (1) Includes the repurchase of 4,309 shares of distributed restricted stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - Dollars in Thousands )

	Six months Ended December 31,

	2005	2004
Cash flows from operating activities:
Net income	$ 13,316	$ 9,289
Adjustments to reconcile net income to net cash provided by (used for)
operating activities:
Depreciation and amortization	1,597	1,593
Amortization of servicing rights	242	240
(Recovery) impairment provision for servicing assets	(81)	36
Addition to servicing assets	(96)	(346)
Provision for loan losses.	38	902
Gain on sale of loans	(7,749)	(9,461)
Gain on sale of investment securities	-	(384)
Gain on sale of real estate	(6,283)	-
Stock compensation	925	871
FHLB - San Francisco stock dividend	(822)	(591)
Tax benefit from non-qualified equity compensation	(398)	29
Increase (decrease) in accounts payable and other liabilities	4,479	(7,890)
Increase in prepaid expense and other assets	(1,139)	(396)
Loans originated for sale	(691,657)	(612,160)
Proceeds from sale of loans and net change in receivable from sale of loans	745,892	590,445
Net cash provided by (used for) operating activities	58,264	(27,823)

Cash flows from investing activities:
Net increase in loans held for investment	(11,653)	(171,900)
Maturity and call of investment securities held to maturity	1,000	6,975
Principal payments from mortgage-backed securities	30,416	31,618
Purchase of investment securities available for sale	-	(49,345)
Proceeds from sales of investment securities available for sale	-	390
Proceeds from sale of real estate	15,510	-
Purchase of FHLB - San Francisco stock	(897)	(5,124)
Net additions of real estate	-	(172)
Net purchases of premises and equipment	(478)	(269)
Net cash provided by (used for) investing activities	33,898	(187,827)

Cash flows from financing activities:
Net increase in deposits	26,467	60,352
(Repayment of) proceeds from borrowings, net	(93,617)	138,484
Exercise of stock options	508	293
Tax benefit from non-qualified equity compensation	398	-
Cash dividends	(1,941)	(1,687)
Treasury stock purchases	(5,440)	(2,674)
Net cash (used for) provided by financing activities	(73,625)	194,768

Net increase (decrease) in cash and cash equivalents	18,537	(20,882)
Cash and cash equivalents at beginning of period	25,902	38,349
Cash and cash equivalents at end of period	$ 44,439	$ 17,467

Supplemental information:
Cash paid for interest	$ 20,211	$ 14,678
Cash paid for income taxes	$ 6,800	$ 7,400
Transfer of loans held for investment to loans held for sale	$ 18,472	$ 5,625

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

December 31, 2005

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The balance sheet data at June 30, 2005 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly owned subsidiary, Provident Savings Bank, F.S.B. (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2005, as amended (SEC File No. 000-28304). Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation. The results of operations for the quarter and six months ended December 31, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2006.

Note 2: Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 154:
In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections," that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions, and error corrections. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

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

FASB Staff Position ("FSP") Financial Accounting Standards ("FAS") No. 115-1:
In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP Emerging Issues Task Force ("EITF") No. 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," as final. The final FSP (retitled FSP FAS 115-1), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued on November 3, 2005. FSP FAS 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

FSP FAS 115-1 amends FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". Additionally, FSP FAS 115-1 nullifies certain requirements of EITF No. 03-1 and supersedes EITF No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The FSP specifically: (a) nullifies the requirements of paragraphs 10-18 of EITF No. 03-1 (b) carries forward the requirements of paragraphs 8 and 9 of EITF No. 03-1 with respect to cost-method investments (c) carries forward the disclosure requirements included in paragraphs 21 and 22 of EITF No. 03-1 and related examples and (d) references existing other-than-temporary impairment guidance. The guidance in FSP FAS 115-1 shall be applied to reporting periods beginning after December 15, 2005. Implementation of FSP FAS 115-1 is not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.

Note 3: Earnings Per Share and Stock-Based Compensation

Earnings Per Share:
Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2005 and 2004, respectively.


	For the Quarter Ended December 31,		For the Six Months Ended December 31,
(In Thousands, Except Earnings Per Share)
	2005	2004	2005	2004
Numerator:
Net income for basic earnings per share
and diluted earnings per share - income
available to common stockholders	$ 8,383	$ 5,034	$ 13,316	$ 9,289

Denominator:
For basic earnings per share:
Weighted-average shares	6,546	6,577	6,565	6,589

Effect of dilutive securities:
Stock option dilution	289	520	311	489
Stock award dilution	6	11	8	13
For diluted earnings per share:
Adjusted weighted-average shares
and assumed conversions	6,841	7,108	6,884	7,091

Basic earnings per share	$ 1.28	$ 0.77	$ 2.03	$ 1.41
Diluted earnings per share	$ 1.23	$ 0.71	$ 1.93	$ 1.31

Prior to the quarter ended September 30, 2005, stock options were accounted for under APB Opinion No. 25 using the intrinsic value method. Accordingly, no stock option expense was recorded in periods prior to the quarter ended September 30, 2005, since the exercise price of the options issued has always been equal to the market value at the date of grant. SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Effective July 1, 2005, the Corporation adopted SFAS No. 123R using the modified prospective method under which the provisions of SFAS No. 123R are applied to new awards and to awards modified, repurchased or cancelled after June 30, 2005 and to awards outstanding on June 30, 2005 for which requisite service has not yet been rendered.

Had the Corporation determined compensation cost based on the fair value at the grant date for stock options exercisable under SFAS No. 123R prior to July 1, 2005, the Corporation's results of operations would have been adjusted to the pro forma amounts for the periods indicated below:
	For the Quarter		For the Six Months
(In Thousands, Except Earnings Per Share)	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
Net income, as reported	$ 8,383	$ 5,034	$ 13,316	$ 9,289
Add:
Stock-based compensation expense included
in the reported net income, net of tax	(15)	20	45	39
Deduct:
Total stock-based compensation expense,
determined using fair value method, net of tax	15	(122)	(45)	(244)
Pro forma net income	$ 8,383	$ 4,932	$ 13,316	$ 9,084

Earnings per share:
Basic - as reported	$ 1.28	$ 0.77	$ 2.03	$ 1.41
Basic - pro forma	$ 1.28	$ 0.75	$ 2.03	$ 1.38

Diluted - as reported	$ 1.23	$ 0.71	$ 1.93	$ 1.31
Diluted - pro forma	$ 1.23	$ 0.69	$ 1.93	$ 1.28


Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking (Provident Savings Bank, F.S.B. ("Bank") and mortgage banking (Provident Bank Mortgage ("PBM"), a division of the Bank). The following tables set forth condensed statements of operations and total assets for the Corporation's operating segments for the quarters and six months ended December 31, 2005 and 2004, respectively (in thousands).
	For the Quarter Ended December 31, 2005
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, after provision for loan losses	$ 10,408	$ 585	$ 10,993

Non-interest income:
Loan servicing and other fees (1)	(478)	1,269	791
Gain on sale of loans, net (2)	168	3,188	3,356
Real estate operations, net	(26)	-	(26)
Deposit account fees	550	-	550
Gain on sale of real estate	6,283	-	6,283
Other	457	-	457
Total non-interest income	6,954	4,457	11,411
Non-interest expense:
Salaries and employee benefits	3,202	1,775	4,977
Premises and occupancy	476	242	718
Operating and administrative expenses	1,100	974	2,074
Total non-interest expense	4,778	2,991	7,769
Income before taxes	$ 12,584	$ 2,051	$ 14,635
Total assets, end of period	$ 1,466,440	$ 109,484	$ 1,575,924

(1)    Includes an inter-company charge of $984 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)    Includes an inter-company charge of $42 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended December 31, 2004
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, after provision for loan losses	$ 9,156	$ 959	$ 10,115

Non-interest income:
Loan servicing and other fees (1)	(1,325)	1,775	450
Gain on sale of loans, net (2)	150	4,935	5,085
Real estate operations, net	151	-	151
Deposit account fees	420	-	420
Other	390	1	391
Total non-interest income	(214)	6,711	6,497

Non-interest expense:
Salaries and employee benefits	3,321	1,993	5,314
Premises and occupancy	469	164	633
Operating and administrative expenses	1,099	993	2,092
Total non-interest expense	4,889	3,150	8,039
Income before taxes	$ 4,053	$ 4,520	$ 8,573
Total assets, end of period	$ 1,384,607	$ 131,879	$ 1,516,486

(1)    Includes an inter-company charge of $1.6 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)    Includes an inter-company charge of $137 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.


	For the Six Months Ended December 31, 2005
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, after provision for loan losses	$ 20,517	$ 1,381	$ 21,898

Non-interest income:
Loan servicing and other fees (1)	(1,130)	2,564	1,434
Gain on sale of loans, net (2)	314	7,435	7,749
Real estate operations, net	(21)	-	(21)
Deposit account fees	1,044	-	1,044
Gain on sale of real estate	6,283	-	6,283
Other	876	1	877
Total non-interest income	7,366	10,000	17,366

Non-interest expense:
Salaries and employee benefits	6,485	3,696	10,181
Premises and occupancy	1,023	488	1,511
Operating and administrative expenses	2,261	1,969	4,230
Total non-interest expense	9,769	6,153	15,922
Income before taxes	$ 18,114	$ 5,228	$ 23,342
Total assets, end of period	$ 1,466,440	$ 109,484	$ 1,575,924

(1)    Includes an inter-company charge of $2.0 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)    Includes an inter-company charge of $102 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Six Months Ended December 31, 2004
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, after provision for loan losses	$ 17,342	$ 2,083	$ 19,425

Non-interest income:
Loan servicing and other fees (1)	(2,786)	3,635	849
Gain on sale of loans, net (2)	258	9,203	9,461
Real estate operations, net	271	-	271
Deposit account fees	875	-	875
Gain on sale of investment securities	384	-	384
Other	747	3	750
Total non-interest income	(251)	12,841	12,590

Non-interest expense:
Salaries and employee benefits	6,539	3,852	10,391
Premises and occupancy	969	335	1,304
Operating and administrative expenses	2,182	1,772	3,954
Total non-interest expense	9,690	5,959	15,649
Income before taxes	$ 7,401	$ 8,965	$ 16,366
Total assets, end of period	$ 1,384,607	$ 131,879	$ 1,516,486

(1)    Includes an inter-company charge of $3.3 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)    Includes an inter-company charge of $279 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.


Note 5: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition. The Corporation's exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of December 31, 2005 and June 30, 2005, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $60.3 million and $97.3 million, respectively.
	December 31,	June 30,
Commitments	2005	2005
(In Thousands)

Undisbursed loan funds - Construction loans	$ 85,708	$ 95,162
Undisbursed lines of credit - Single-family loans	5,426	7,823
Undisbursed lines of credit - Commercial business loans	11,217	9,052
Undisbursed lines of credit - Consumer loans	1,447	1,631
Commitments to extend credit on loans held for investment	20,450	13,312
Total	$ 124,248	$ 126,980

In accordance with SFAS No. 133 and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarters ended December 31, 2005 and 2004 was a gain of $63,000 and a gain of $132,000, respectively. For the six months ended December 31, 2005 and 2004, the net impact of derivative financial instruments on the consolidated statements of operations was a gain of $382,000 and a gain of $173,000, respectively.

	December 31, 2005		June 30, 2005		December 31, 2004
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale (1)	$ 39,879	$ 98	$ 84,037	$ (56)	$ 59,307	$ 261
Forward loan sale agreements	25,070	(19)	48,000	(85)	15,000	(14)
Put option contracts	9,000	21	20,000	50	15,000	34
Total	$ 73,949	$ 100	$ 152,037	$ (91)	$ 89,307	$ 281

(1)    Net of estimated commitments of 26.4 percent at December 31, 2005, 25.0 percent at June 30, 2005 and 24.9 percent at
         December 31, 2004, which may not fund.


  Note 6: Subsequent Events

  On January 24, 2006, the Board of Directors of the Bank declared a cash dividend of $2.0 million to the Corporation, which was paid on January 25, 2006.

  On January 24, 2006, the Corporation announced a cash dividend of $0.15 per share on the Corporation's outstanding shares of common stock for shareholders of record as of the close of business on February 17, 2006, payable on March 13, 2006.

  On January 24, 2006, the Corporation announced that it has completed a reorganization in PBM resulting in a 10 percent reduction in workforce. The cost savings as a result of this action is approximately $40,000 per month which will be realized beginning in February of 2006.

  On January 26, 2006, the Corporation announced that the PBM retail loan production office in Fullerton, California was permanently closed effective January 26, 2006.

  ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

  General

  Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At December 31, 2005, the Corporation had total assets of $1.6 billion, total deposits of $945.1 million and total stockholders' equity of $130.5 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

  The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation's earnings per share. The Corporation evaluates the repurchase of its common stock when the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential. Consideration is also given to the Corporation's liquidity, regulatory capital requirements and future capital needs based on the Corporation's current business plan. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is typically one year. Once the stock repurchase program is authorized, management may repurchase the Corporation's common stock from time to time in the open market or privately negotiated transactions, depending upon market conditions and the factors described above. On June 24, 2005, the Corporation announced that its Board of Directors authorized the repurchase of up to five percent of its common stock, or approximately 347,840 shares, over a one-year period. For


  additional information regarding the Corporation's repurchases during the quarter ended December 31, 2005, see Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" on page 34.

  The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002. On October 27, 2005, the Corporation announced a quarterly cash dividend of $0.14 per share for the Corporation's shareholders of record as of the close of the business day on November 22, 2005, which was paid on December 16, 2005. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

  Safe-Harbor Statement

  Certain matters in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the California real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Corporation's reports filed with the SEC, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as amended. Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update this information.

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

  Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. The allowance is based on two principles of accounting: (i) SFAS No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which require that losses be accrued based on the differences between the value of collateral, the present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for


  groups of homogeneous loans; (ii) a specific allowance for identified problem loans; and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these values is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see "Comparison of Operating Results for the Quarter and Six Months Ended December 31, 2005 and 2004 - Provision for Loan Losses" narrative on page 24.

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

  Properties acquired through foreclosure or deed in lieu of foreclosure are transferred to the real estate owned portfolio and carried at the lower of cost or estimated fair value less the estimated costs to sell the property. The fair values of the properties are based upon current appraisals. The difference between the fair value of the real estate collateral and the loan balance at the time of the transfer is recorded as a loan charge-off if fair value is lower. Subsequent to foreclosure, management periodically performs additional valuations and the properties are adjusted, if necessary, to the lower of carrying value or fair value, less estimated selling costs. The determination of a property's estimated fair value includes revenues and expenses projected to be realized from disposal of the property, construction and renovation costs.

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

  Executive Summary and Operating Strategy

  Community banking operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans. Additionally, certain fees are collected from depositors for services provided to them such as non-sufficient fund fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, and wire transfer fees, among others. The primary source of income in community banking is net interest income, which is the difference between the interest income produced by loans and securities, and the interest expense paid on interest-bearing deposits and borrowed funds. During the next three years the Corporation intends to increase the income from the community banking business by growing total assets; restructuring the balance sheet by decreasing the percentage of investment securities to total assets and increasing the percentage of loans held for investment to total assets; and increasing the concentration of multi-family, commercial real estate, construction and commercial business loans. In addition, over time, the Corporation intends to grow lower cost checking and savings accounts. This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.

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


  alt-A fixed rate, alt-A adjustable rate and second trust deed loans. Additionally, mortgage banking operations will continue to originate loans held for investment secured by single-family residences.

  Investment services primarily consists of selling alternative investment products such as annuities and mutual funds to the Bank's depositors. Real estate operations primarily consists of deriving net rental income from tenants that occupy the Corporation's real estate held for investment. Each of these businesses generates a relatively small portion of the Corporation's net income. On November 18, 2006, the Corporation sold a commercial office building for a pretax gain of $6.3 million, which historically, has generated a substantial percentage of the Corporation's net rental income.

  There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation's control, including: general economic conditions, either nationally or locally; changes in interest rates; changes in real estate values; changes in accounting principles; changes in regulation; changes in deposit and funding flows; and changes in competition among financial institutions or non-financial institutions, among others. The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity management. The current economic environment presents heightened risk for the Corporation primarily with respect to rising short-term interest rates and an increased concern that rising real estate values are unsustainable. Rising short-term interest rates have led to a flatter yield curve placing pressure on the Corporation's net interest margin since the Corporation's assets are generally priced at the intermediate or long end of the yield curve and interest-bearing liabilities are generally priced at the short end of the yield curve. Rising real estate values may prove unsustainable which may lead to higher loan losses since the majority of the Corporation's loans are secured by real estate located within California. Significant declines in California real estate may inhibit the Corporation's ability to recover losses on defaulted loans by selling the underlying real estate.

  Off-Balance Sheet Financing Arrangements and Contractual Obligations

  The following table summarizes the Corporation's contractual obligations at December 31, 2005 and the effect these obligations are expected to have on the Corporation's liquidity and cash flows in future periods (In Thousands):

	Payments Due by Period
	1 year	Over 1 to	Over 3 to	Over
	or less	3 years	5 years	5 years	Total
Operating lease obligations	$ 882	$ 1,389	$ 643	$ 18	$ 2,932
Time deposits	319,675	170,669	29,808	-	520,152
FHLB - San Francisco advances	109,802	159,179	147,911	116,538	533,430
Total	$ 430,359	$ 331,237	$ 178,362	$ 116,556	$ 1,056,514

  The expected obligation for time deposits and FHLB - San Francisco advances include anticipated interest accruals based on respective contractual terms.

  Comparison of Financial Condition at December 31, 2005 and June 30, 2005

  Total assets decreased $56.2 million, or three percent, to $1.58 billion at December 31, 2005 from $1.63 billion at June 30, 2005. The decrease was primarily attributable to decreases in investment securities and receivable from sale of loans, which were partly offset by the increases in cash and loans held for investment.

  Cash and due from banks increased $24.1 million, or 119 percent, to $44.4 million at December 31, 2005 from $20.3 million at June 30, 2005. The increase was attributable to incoming funds received late in the day on December 30, 2005 that could not be placed in federal funds or used to pay down short-term FHLB - San Francisco advances in a timely manner.


  Total investment securities decreased $32.8 million, or 14 percent, to $199.6 million at December 31, 2005 from $232.4 million at June 30, 2005. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities. The Bank evaluates individual investment securities quarterly for other-than-temporary declines in the market value. The Bank believes there are no other-than-temporary impairments at December 31, 2005, therefore, no impairment losses have been recorded as of December 31, 2005.

  Loans held for investment increased $29.9 million, or three percent, to $1.16 billion at December 31, 2005 from $1.13 billion at June 30, 2005. During the first six months of fiscal 2006, the Bank originated $316.5 million of loans held for investment, of which $107.7 million, or 34 percent, were "preferred loans" (multi-family, commercial real estate, construction and commercial business loans), including the purchase of $6.6 million of loans in the Bank's market are during the period. During the first quarter of fiscal 2006, the Bank sold $18.5 million of loans held for investment which contained certain higher risk characteristics (stated income, interest only, loan to value ratio of greater than 74 percent, combined loan to value ratio of greater than 95 percent and credit scores of less than 700). The Bank also tightened its underwriting criteria for Alt "A" loans eligible for loans held for investment and developed an "A" loan program designed to provide sufficient volume to replace the volume lost in the Alt "A" program. These actions were taken to reduce the credit risk exposure of loans held for investment. Total loan repayments during the first six months of fiscal 2006 were $268.2 million. The balance of preferred loans increased to $325.5 million, or 28 percent of loans held for investment at December 31, 2005, as compared to $318.2 million, or 28 percent of loans held for investment at June 30, 2005. Purchased loans serviced by others at December 31, 2005 were $56.5 million, or five percent of loans held for investment, compared to $63.9 million, or six percent of loans held for investment at June 30, 2005.

  Loans held for sale increased $2.1 million, or 37 percent, to $7.8 million at December 31, 2005 from $5.7 million at June 30, 2005. The increase was the result of timing differences between loan funding and loan sale dates.

  Receivable from the sale of loans decreased $67.0 million, or 40 percent, to $100.8 million at December 31, 2005 from $167.8 million at June 30, 2005. The decrease was the result of timing differences between loan sale and loan sale settlement dates.

  Total deposits increased $26.5 million, or three percent, to $945.1 million at December 31, 2005 from $918.6 million at June 30, 2005. This increase was primarily attributable to an increase of $65.4 million in time deposits, partly offset by a decrease of $38.9 million in transaction accounts. The increase in time deposits and the decrease in transaction accounts was primarily attributable to the increase in short-term interest rates and the Bank's advertising campaign for time deposits during the first and second quarters of fiscal 2006.

  Borrowings, which consisted primarily of FHLB - San Francisco advances, decreased $93.6 million, or 17 percent, to $467.2 million at December 31, 2005 from $560.8 million at June 30, 2005. The decrease in borrowings was primarily the result of the increase in deposits and the decrease in receivable from sale of loans, partly offset by increases in cash and due from banks and loans held for investment. The weighted-average maturity of the Bank's existing FHLB - San Francisco advances was approximately 38 months (32 months, based on put dates) at December 31, 2005 as compared to the weighted-average maturity of 36 months (31 months, based on put dates) at June 30, 2005.

  Total stockholders' equity increased $7.5 million, or six percent, to $130.5 million at December 31, 2005, from $123.0 million at June 30, 2005, primarily as a result of the net income during the first six months of fiscal 2006, which was partly offset by common stock repurchases and a quarterly cash dividend paid during the first six months of fiscal 2006. During the first six months of fiscal 2006, a total of 197,015 shares were repurchased under the existing stock repurchase program at an average price of $27.40 per share. As of December 31, 2005, 57 percent of the authorized shares of the June 2005 stock repurchase plan were purchased, leaving 150,825 shares available for future repurchase. The total cash dividend paid in the first six months of fiscal 2006 was $1.9 million.


  Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2005 and 2004

  The Corporation's net income for the second quarter ended December 31, 2005 was $8.4 million, an increase of $3.4 million, or 68 percent, from $5.0 million during the same quarter of fiscal 2005. This increase was primarily attributable to increases in net interest income and non-interest income and decreases in provision for loan losses and non-interest expense. The sale of the commercial office building in the second quarter of fiscal 2006 resulted in a gain on sale of real estate of $6.3 million (approximately $3.64 million, net of statutory taxes) which contributed approximately 53 cents to the diluted earnings per share for the quarter. For the six months ended December 31, 2005, the Corporation's net income was $13.3 million, up $4.0 million or 43 percent from $9.3 million during the same period of fiscal 2005. This increase was primarily attributable to increases in net interest income and non-interest income and a decrease in provision for loan losses, partly offset by an increase in non-interest expense.

  The Corporation's net interest income before provision for loan losses increased by $591,000, or six percent, to $11.0 million for the quarter ended December 31, 2005 from $10.4 million during the comparable period of fiscal 2005. This increase was the result of higher average earning assets, partly offset by a lower net interest margin. The average balance of earning assets increased $110.6 million, or eight percent, to $1.5 billion in the second quarter of fiscal 2006 from $1.4 billion in the comparable period of fiscal 2005. The net interest margin decreased to 2.87 percent in the second quarter of fiscal 2006, down six basis points from 2.93 percent for the same period of fiscal 2005. The decrease in the net interest margin during the second quarter of fiscal 2006 was primarily attributable to an increase in the average cost of funds, partly offset by an increase in the average yield of earning assets. For the six months ended December 31, 2005, the net interest income before loan loss provisions was $21.9 million, up $1.6 million, or eight percent, from $20.3 million during the same period of fiscal 2005. This increase was the result of higher average earning assets, partly offset by a lower net interest margin. The average balance of earning assets increased $182.9 million, or 13 percent, to $1.5 billion in the first six months of fiscal 2006 from $1.4 billion in the comparable period of fiscal 2005. The net interest margin decreased to 2.83 percent in the first six months of fiscal 2006, down 15 basis points from 2.98 percent during the same period of fiscal 2005.

  The Corporation's efficiency ratio improved to 35 percent in the second quarter of fiscal 2006 from 48 percent in the same period of fiscal 2005. For the six months ended December 31, 2005 and 2004, the efficiency ratio was 41 percent and 48 percent, respectively. The improvement was primarily attributable to the gain on sale of real estate.

  Return on average assets for the quarter ended December 31, 2005 increased 76 basis points to 2.13 percent from 1.37 percent in the same period last year. For the six months ended December 31, 2005 and 2004, the return on average assets was 1.67 percent and 1.31 percent, respectively, an increase of 36 basis points.

  Return on average equity for the quarter ended December 31, 2005 increased to 26.12 percent from 17.60 percent in the same period last year. For the six months ended December 31, 2005 and 2004, the return on average equity was 21.01 percent and 16.50 percent, respectively.

  Diluted earnings per share for the quarter ended December 31, 2005 were $1.23, an increase of 73 percent from $0.71 for the quarter ended December 31, 2004. For the six months ended December 31, 2005 and 2004, diluted earnings per share were $1.93 and $1.31, respectively, an increase of 47 percent.

  Interest Income. Total interest income increased by $3.0 million, or 16 percent, to $21.2 million for the second quarter of fiscal 2006 from $18.2 million in the same quarter of fiscal 2005. This increase was primarily the result of a higher average balance of earning assets and a higher average earning asset yield. The average yield on earning assets during the second quarter of fiscal 2006 was 5.56 percent, 41 basis points higher than the average yield of 5.15 percent during the same period of fiscal 2005.

  Loan interest income increased $3.2 million, or 20 percent, to $19.0 million in the quarter ended December 31, 2005 from $15.8 million for the same quarter of fiscal 2005. This increase was attributable to a higher average loan balance and a higher average loan yield. The average balance of loans outstanding, including receivable from sale of loans and loans held for sale, increased $160.9 million, or 14 percent, to $1.3 billion


  during the second quarter of fiscal 2006 from $1.1 billion during the same quarter of fiscal 2005. The average loan yield during the second quarter of fiscal 2006 increased to 5.95 percent from 5.65 percent during the same quarter last year. The increase in the average loan yield was primarily attributable to new mortgage loans originated with higher interest rates and the repricing of adjustable rate loans during the period.

  Interest income from investment securities decreased $446,000, or 21 percent, to $1.7 million during the quarter ended December 31, 2005 from $2.2 million during the same quarter of fiscal 2005. This decrease was primarily a result of a decrease in average balance, partly offset by an increase in average yield. The average balance of investment securities decreased $61.8 million, or 23 percent, to $207.1 million in the second quarter of fiscal 2006 from $268.9 million in the same quarter of fiscal 2005. During the second quarter of fiscal 2006, no investment securities were purchased while a $1.0 million corporate bond matured and $13.0 million of mortgage-backed securities ("MBS") were paid down. The average yield on the investment securities portfolio increased 10 basis points to 3.33 percent during the quarter ended December 31, 2005 from 3.23 percent during the quarter ended December 31, 2004. The increase in the average yield of investment securities was primarily a result of a decline in the accelerated principal payments on MBS with a corresponding reduction to the MBS premium amortization. The accelerated premium amortization in the second quarter of fiscal 2006 declined by $82,000 to $69,000 as compared to $151,000 in the same quarter of fiscal 2005.

  FHLB - San Francisco stock dividends increased by $154,000, or 51 percent, to $457,000 in the second quarter of fiscal 2006 from $303,000 in the same period of fiscal 2005. This increase was attributable to a higher average balance and a higher average yield. The average balance of FHLB - San Francisco stock increased $7.2 million to $38.6 million during the second quarter of fiscal 2006 from $31.4 million during the same period of fiscal 2005. The increase in FHLB - San Francisco stock was in accordance with the borrowing requirements of the FHLB - San Francisco. The average yield on FHLB - San Francisco stock increased 87 basis points to 4.73 percent during the second quarter of fiscal 2006 from 3.86 percent during the same period last year.

  For the six months ended December 31, 2005, total interest income increased $7.2 million, or 20 percent, to $42.5 million from $35.3 million for the same period of fiscal 2005. This increase was primarily attributable to increases in the average balance and the average yield on earning assets. The average yield on earning assets increased 32 basis points to 5.49 percent during the six months ended December 31, 2005 from 5.17 percent during the same period of fiscal 2005.

  Interest income from loans increased by $7.6 million, or 25 percent, to $38.0 million during the first six months of fiscal 2006 from $30.4 million during the same period of fiscal 2005. This increase was primarily attributable to an increase in the average balance and an increase in the average yield on loans receivable. The average balance of loans outstanding increased $219.4 million, or 20 percent, to $1.3 billion during the six months ended December 31, 2005 from $1.1 billion during the same period of fiscal 2005. The average yield on loans increased 21 basis points to 5.90 percent during the first six months of fiscal 2006 from 5.69 percent during the same period of fiscal 2005. The increase in the average loan yield was primarily attributable to new loans originated with higher interest rates and loans held for investment adjusting to higher interest rates as a result of the increase in interest rates.

  Interest income from investment securities decreased $666,000, or 16 percent, to $3.5 million during the six months ended December 31, 2005 from $4.2 million during the same period of fiscal 2005. This decrease was primarily a result of a decrease in the average balance, which was partially offset by an increase in the average yield. The average balance of investment securities decreased $48.5 million to $215.7 million in the first six months of fiscal 2006 from $264.2 million in the same period of fiscal 2005. During the first six months of fiscal 2006, no investment securities were purchased while a $1.0 million corporate bond matured and $30.6 million of MBS were paid down. The yield on the investment securities increased 10 basis points to 3.28 percent during the six months ending December 31, 2005 from 3.18 percent during the six months ending December 31, 2004. The increase in the average yield of investment securities was primarily the result of a reduction of the MBS principal prepayments with a corresponding reduction to the MBS premium amortization. The accelerated premium amortization in the first six months of fiscal 2006 declined by $155,000 to $187,000 as compared to $342,000 in the same period of fiscal 2005.


  FHLB stock dividends increased $189,000, or 28 percent, to $862,000 in the first six months of fiscal 2006 from $673,000 in the same period of fiscal 2005. The increase was attributable to a higher average balance and a higher average yield. The average balance of FHLB stock increased $8.2 million, or 27 percent, to $38.3 million during the first six months of fiscal 2006 from $30.1 million during the same period of fiscal 2005. The average yield on FHLB stock increased three basis points to 4.50 percent during the first six months of fiscal 2006 from 4.47 percent during the same period of fiscal 2005.

  Interest Expense. Total interest expense for the quarter ended December 31, 2005 was $10.3 million as compared to $7.9 million for the same period of fiscal 2005, an increase of $2.4 million, or 30 percent. This increase was primarily attributable to a higher average balance of interest-bearing liabilities and an increase in the average cost. The average balance of interest-bearing liabilities increased $84.8 million, or six percent, to $1.4 billion during the second quarter of fiscal 2006 from $1.3 billion during the same period of fiscal 2005. The average cost of interest-bearing liabilities was 2.89 percent during the quarter ended December 31, 2005, up 54 basis points from 2.35 percent during the same period of fiscal 2005.

  Interest expense on deposits for the quarter ended December 31, 2005 was $5.5 million as compared to $3.9 million for the same period of fiscal 2005, an increase of $1.6 million, or 41 percent. The increase in interest expense on deposits was primarily attributable to a higher average balance and a higher average cost. The average balance of deposits increased $43.2 million, or five percent, to $955.4 million during the quarter ended December 31, 2005 from $912.2 million during the same period of fiscal 2005. The average balance of transaction accounts decreased by $77.8 million, or 14 percent, to $461.7 million in the quarter ended December 31, 2005 from $539.5 million in the same quarter ended December 31, 2004. The decrease was attributable to a decline in money market and savings accounts, partly offset by an increase in checking accounts. The average balance of time deposits increased by $121.0 million, or 32 percent, to $493.7 million in the quarter ended December 31, 2005 as compared to $372.7 million in the same quarter ended December 31, 2004. The increase in time deposits is primarily attributable to the Bank's successful time deposit marketing campaign and depositors switching from money market accounts to time deposits. The average balance of transaction account deposits to total deposits in the second quarter of fiscal 2006 was 48 percent, as compared to 59 percent in the same period of fiscal 2005. The average cost of deposits increased to 2.27 percent during the quarter ended December 31, 2005 from 1.72 percent during the same quarter of fiscal 2005, an increase of 55 basis points. The increase in the average cost of deposits was attributable to the general rise in interest rates.

  Interest expense on borrowings, which consist primarily of FHLB advances, for the quarter ended December 31, 2005 increased $884,000, or 23 percent, to $4.8 million from $3.9 million for the same period of fiscal 2005. The increase in interest expense on borrowings was primarily a result of a higher average balance and a higher average cost. The average balance of borrowings increased $41.5 million, or 10 percent, to $455.4 million during the quarter ended December 31, 2005 from $413.9 million during the same period of fiscal 2005. The average cost of borrowings increased to 4.19 percent for the quarter ended December 31, 2005 from 3.76 percent in the same quarter of fiscal 2005, an increase of 43 basis points. The increase in the average cost of borrowings was the result of higher short-term interest rates.

  For the six months ended December 31, 2005, total interest expense increased $5.6 million, or 37 percent, to $20.6 million as compared to $15.0 million for the same period of fiscal 2005. The increase in total interest expense was primarily attributable to a higher average balance and a higher average cost. The average balance of interest-bearing liabilities during the first six-months of fiscal 2006 increased $160.3 million, or 13 percent, to $1.4 billion from $1.3 billion during the same period of fiscal 2005. The average cost of interest-bearing liabilities increased 51 basis points to 2.84 percent during the first six months of fiscal 2006 from 2.33 percent during the same period of fiscal 2005.

  For the six months ended December 31, 2005, interest expense on deposits increased $2.9 million, or 39 percent, to $10.4 million as compared to $7.5 million for the same period of fiscal 2005. The increase in interest expense on deposits was primarily a result of a higher average balance and a higher average cost. The average balance of deposits increased $54.5 million, or six percent, to $946.2 million during the first six months of fiscal 2006 from $891.7 million during the same period of fiscal 2005. The average balance of time deposits increased to 51 percent of total deposits in the first six months of fiscal 2006, compared to 39 percent of the total deposits in the same period of fiscal 2005. The average cost of deposits increased 53 basis points to 2.19 percent during the first six months of fiscal 2006 from 1.66 percent during the same


  period of fiscal 2005. The increase in the average cost of deposits was attributable to the increase in the average cost of time deposits and the mix of deposits.

  For the six months ended December 31, 2005, interest expense on borrowings, which consist primarily of FHLB advances, increased $2.7 million, or 36 percent, to $10.2 million from $7.5 million for the same period of fiscal 2005. The increase in interest expense on borrowings was primarily attributable to a higher average balance and a higher average cost. The average balance of borrowings increased $105.9 million, or 28 percent, to $490.9 million in the first six months of fiscal 2006 from $385.0 million during the same period of fiscal 2005. The average cost of borrowings increased 23 basis points to 4.11 percent during the first six months of fiscal 2006 as compared to 3.88 percent during the same period of fiscal 2005. The increase in the average cost of borrowings was primarily attributable to higher short-term interest rates.


  The following table depicts the average balance sheets for the quarters and six months ended December 31, 2005 and 2004, respectively:

  Average Balance Sheets
  (Dollars in Thousands)

	Quarter Ended December 31, 2005			Quarter Ended December 31, 2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,276,886	$ 18,993	5.95%	$ 1,115,966	$ 15,766	5.65%
Investment securities	207,093	1,725	3.33%	268,944	2,171	3.23%
FHLB - San Francisco stock	38,630	457	4.73%	31,382	303	3.86%
Interest-earning deposits	5,629	53	3.77%	1,328	6	1.81%

Total interest-earning assets	1,528,238	21,228	5.56%	1,417,620	18,246	5.15%
Non interest-earning assets	47,400			55,200

Total assets	$ 1,575,638			$ 1,472,820

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 227,677	311	0.54%	$ 218,611	294	0.53%
Savings accounts	233,973	838	1.42%	320,849	1,172	1.45%
Time deposits	493,719	4,307	3.46%	372,724	2,483	2.64%

Total deposits	955,369	5,456	2.27%	912,184	3,949	1.72%
Borrowings	455,434	4,806	4.19%	413,859	3,922	3.76%

Total interest-bearing liabilities	1,410,803	10,262	2.89%	1,326,043	7,871	2.35%
Non interest-bearing liabilities	36,462			32,361

Total liabilities	1,447,265			1,358,404
Stockholders' equity	128,373			114,416
Total liabilities and stockholders' equity
	$ 1,575,638			$ 1,472,820
Net interest income		$ 10,966			$ 10,375

Interest rate spread (3)			2.67%			2.80%
Net interest margin (4)			2.87%			2.93%
Ratio of average interest-earning assets to average interest-bearing liabilities

			108.32%			106.91%
Return on average assets			2.13%			1.37%
Return on average equity			26.12%			17.60%
  (1)   Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan cost amortization of $108 and $3 for the quarters ended December 31, 2005 and 2004, respectively.
(2) Includes the average balance of non-interest bearing checking accounts of $55.8 million and $45.4 million during the quarters ended December 31, 2005 and 2004, respectively.
(3) Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


	Six Months Ended December 31, 2005			Six Months Ended December 31, 2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,290,113	$ 38,036	5.90%	$ 1,070,697	$ 30,449	5.69%
Investment securities	215,729	3,538	3.28%	264,214	4,204	3.18%
FHLB - San Francisco stock	38,276	862	4.50%	30,082	673	4.47%
Interest-earning deposits	5,164	93	3.60%	1,397	11	1.57%

Total interest-earning assets	1,549,282	42,529	5.49%	1,366,390	35,337	5.17%
Non interest-earning assets	49,799			55,487

Total assets	$ 1,599,081			$ 1,421,877

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 225,233	598	0.53%	$ 218,895	589	0.53%
Savings accounts	242,546	1,742	1.42%	328,498	2,407	1.45%
Time deposits	478,372	8,089	3.35%	344,295	4,487	2.59%

Total deposits	946,151	10,429	2.19%	891,688	7,483	1.66%
Borrowings	490,857	10,164	4.11%	385,034	7,527	3.88%

Total interest-bearing liabilities	1,437,008	20,593	2.84%	1,276,722	15,010	2.33%
Non interest-bearing liabilities	35,338			32,527

Total liabilities	1,472,346			1,309,249
Stockholders' equity	126,735			112,628
Total liabilities and stockholders' equity
	$ 1,599,081			$ 1,421,877
Net interest income		$ 21,936			$ 20,327

Interest rate spread (3)			2.65%			2.84%
Net interest margin (4)			2.83%			2.98%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.81%			107.02%
Return on average assets			1.67%			1.31%
Return on average equity			21.01%			16.50%
  (1)   Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan (cost) fee amortization of ($228) and $90 for the six months ended December 31, 2005 and 2004, respectively.
(2) Includes the average balance of non-interest bearing checking accounts of $53.6 million and $45.5 million during the six months ended December 31, 2005 and 2004, respectively.
(3) Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


  The following table provides the rate/volume variances for the quarters and six months ended December 31, 2005 and 2004, respectively:

  Rate/Volume Variance
  (In Thousands)

	Quarter Ended December 31, 2005 Compared
	to Quarter Ended December 31, 2004
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ 833	$ 2,273	$ 121	$ 3,227
Investment securities	68	(499)	(15)	(446)
FHLB - San Francisco stock	68	70	16	154
Interest-bearing deposits	7	19	21	47
Total net change in income on interest-earning assets
	976	1,863	143	2,982

Interest-bearing liabilities:
Checking and money market accounts	5	12	-	17
Savings accounts	(23)	(318)	7	(334)
Time deposits	769	805	250	1,824
Borrowings	445	394	45	884
Total net change in expense on interest-bearing liabilities
	1,196	893	302	2,391
Net change in net interest (loss) income
	$ (220)	$ 970	$ (159)	$ 591
  (1)   Includes receivable from sale of loans, loans held for sale and non-accrual loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2005 Compared
	to Six Months Ended December 31, 2004
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ 1,115	$ 6,242	$ 230	$ 7,587
Investment securities	129	(771)	(24)	(666)
FHLB stock	5	183	1	189
Interest-bearing deposits	14	30	38	82
Total net change in income on interest-earning assets
	1,263	5,684	245	7,192

Interest-bearing liabilities:
Checking and money market accounts	(8)	17	-	9
Savings accounts	(50)	(628)	13	(665)
Time deposits	1,337	1,751	514	3,602
Borrowings	444	2,070	123	2,637
Total net change in expense on interest-bearing liabilities
	1,723	3,210	650	5,583
Net change in net interest (loss) income
	$ (460)	$ 2,474	$ (405)	$ 1,609
  (1)   Includes receivable from sale of loans, loans held for sale and non-accrual loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.


  Provision for Loan Losses. During the second quarter of fiscal 2006, the Corporation recorded a recovery provision for loan losses of $27,000, compared to a provision for loan losses of $260,000 in the same period of fiscal 2005. The recovery provision for loan losses was primarily attributable to a lower balance of classified assets (including assets designated as special mention) partly offset by an increase in loans held for investment. Total classified assets declined $381,000 (from $7.2 million at September 30, 2005 to $6.9 million at December 31, 2005) in the second quarter of fiscal 2006 and the increase in loans held for investment in the second quarter of fiscal 2006 was $34.3 million.

  For the six months ended December 31, 2005, the provision for loan losses was $38,000, a substantial decrease from $902,000 in the comparable period last year. The decrease in the provision for loan losses in the first six months of fiscal 2006 was primarily attributable to a lower balance of classified assets partly offset by an increase in loans held for investment. Total classified assets declined $1.9 million (from $8.8 million at June 30, 2005 to $6.9 million at December 31, 2005) in the first six months of fiscal 2006 and the increase in loans held for investment in the first six months of fiscal 2006 was $29.9 million.

  The allowance for loan losses was $9.3 million at December 31, 2005 as compared to $9.2 million at June 30, 2005. The allowance for loan losses as a percentage of gross loans held for investment was 0.79 percent at December 31, 2005 as compared to 0.81 percent at June 30, 2005. Management considers the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

  The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans. Provisions for losses are charged against operations on a monthly basis as necessary to maintain the allowance at appropriate levels. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the portfolio. Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Corporation's loan portfolio, will not request the Corporation to significantly increase its allowance for loan losses. Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the control of the Corporation.


  The following table is provided to disclose additional details on the Corporation's allowance for loan losses (Dollars in Thousands):

	For the Quarter Ended		For Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Allowance at beginning of period	$ 9,280	$ 8,253	$ 9,215	$ 7,614

(Recovery) provision for loan losses.	(27)	260	38	902

Recoveries:
Consumer loans	1	-	1	-
Total recoveries	1	-	1	-

Charge-offs:
Consumer loans	(1)	(3)	(1)	(6)
Total charge-offs	(1)	(3)	(1)	(6)

Net recoveries (charge-offs)	-	(3)	-	(6)
Balance at end of period	$ 9,253	$ 8,510	$ 9,253	$ 8,510

Allowance for loan and lease losses as a percentage of gross loans held for investment

	0.79%	0.81%	0.79%	0.81%

Net charge-offs as a percentage of average loans outstanding during the period

	-	-	-	-

Allowance for loan and lease losses as a percentage of non-performing loans at the end of the period

	1,089.87%	742.58%	1,089.87%	742.58%

  Non-Interest Income. Total non-interest income increased $4.9 million, or 75 percent, to $11.4 million during the quarter ended December 31, 2005 from $6.5 million during the same period of fiscal 2005. The increase was primarily as a result of the gain on sale of real estate and an increase in loan servicing and other fees, partly offset by a decrease in gain on sale of loans. The increase in loan servicing and other fees was primarily attributable to higher brokered loan fees and other loan fees.

  The gain on sale of loans decreased $1.7 million, or 33 percent, to $3.4 million for the quarter ended December 31, 2005 from $5.1 million in the same quarter of fiscal 2005. The decrease was a result of a lower average loan sale margin and a lower volume of loans originated for sale in the second quarter of fiscal 2006. The average loan sale margin for PBM during the second quarter of fiscal 2006 was 1.10 percent, down 41 basis points from 1.51 percent in the same period of fiscal 2005. The gain on sale of loans includes a favorable adjustment of $63,000 on derivative financial instruments as a result of SFAS No. 133 in the quarter ended December 31, 2005 as compared to a favorable adjustment of $132,000 in the same period of fiscal 2005. The volume of loans originated for sale decreased slightly to $302.4 million in the second quarter of fiscal 2006 as compared to $310.9 million during the same period last year. Total loan originations (including purchased loans) were $452.8 million in the second quarter of fiscal 2006, down from $527.0 million in the same quarter of fiscal 2005. The decline in loan originations was primarily attributable to lower loan demand and a more competitive environment.

  The average profit margin for PBM in the second quarter of fiscal 2006 and 2005 was 51 basis points and 92 basis points, respectively. The average profit margin is defined as income before taxes divided by total


  loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit. The decrease in the profit margin was primarily attributable to a lower average loan sale margin.

  For the six months ended December 31, 2005, total non-interest income increased $4.8 million, or 38 percent, to $17.4 million from $12.6 million during the same period of fiscal 2005. The increase in non-interest income was primarily attributable to the gain on sale of real estate and an increase in loan servicing and other fees, partly offset by a decrease in gain on sale of loans.

  For the six months ended December 31, 2005, the gain on sale of loans decreased $1.8 million, or 19 percent, to $7.7 million from $9.5 million during the same period of fiscal 2005. This decrease was primarily the result of a lower average loan sale margin, partly offset by a higher volume of loans originated for sale. The average loan sale margin for PBM during the first six months of fiscal 2006 was 1.17 percent, down 35 basis points from 1.52 percent in the same period of fiscal 2005. The gain on sale of loans includes a favorable adjustment of $382,000 on derivative financial instruments as a result of SFAS No. 133 in the six months ended December 31, 2005 as compared to a favorable adjustment of $173,000 in the same period of fiscal 2005. Total loan originations (including purchased loans) were $1.05 billion in the first six months of fiscal 2006, down four percent from $1.01 billion in the same period of fiscal 2005.

  The average profit margin for PBM in the first six months of fiscal 2006 and 2005 was 60 basis points and 97 basis points, respectively.

  Non-Interest Expense. Total non-interest expense decreased $270,000 to $7.7 million in the quarter ended December 31, 2005 from $8.0 million during the same quarter of fiscal 2005. The decrease in non-interest expense was primarily the result of a decrease in variable compensation expense related to loan production volume in the community banking business and the mortgage banking business, partly offset by lease expense on new loan production offices. The Corporation recorded $90,000 of stock option compensation expense in the second quarter of fiscal 2006 as a result of SFAS No. 123R (Share Based Payment) which was adopted on July 1, 2005. Also during the quarter ended December 31, 2005, the Corporation recovered $139,000 resulting from the quarterly revaluation of the accelerated stock option vesting expense announced on April 28, 2005. The efficiency ratio in the second quarter of fiscal 2006 improved to 35 percent from 48 percent in the same period of fiscal 2005.

  For the six months ended December 31, 2005, total non-interest expense increased $273,000, or two percent, to $15.9 million from $15.6 million during the same period of fiscal 2005. The increase in non-interest expense was primarily the result of an increase in variable operating expense related to loan production volume and lease expense on the new loan production offices, partly offset by a decrease in variable compensation expense. The Corporation recorded $183,000 of stock option compensation expense in the first half of fiscal 2006 as a result of SFAS No. 123R (Share Based Payment) which was adopted on July 1, 2005. Also during the six months ended December 31, 2005, the Corporation recovered $162,000 resulting from the quarterly revaluation of the accelerated stock option vesting expense announced on April 28, 2005. The efficiency ratio improved to 41 percent from 48 percent during the same period of fiscal 2005.

  Income taxes. Income tax expense was $6.3 million for the quarter ended December 31, 2005 as compared to $3.5 million during the same period of fiscal 2005. The effective tax rate for the quarters ended December 31, 2005 and 2004 was approximately 42.7 percent and 41.3 percent, respectively. The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2006 reflects its current income tax obligations.

  For the six months ended December 31, 2005, income tax expense was $10.0 million as compared to $7.1 million during the same period of fiscal 2005. The effective tax rate for the six months ended December 31, 2005 and 2004 was approximately 42.9 percent and 43.2 percent, respectively.


  Asset Quality

  Non-accrual loans, which primarily consisted of single-family loans, increased to $849,000 at December 31, 2005 from $590,000 at June 30, 2005. No interest accruals were made for loans that were past due 90 days or more.

  The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment increased to 0.07 percent at December 31, 2005 from 0.05 percent at June 30, 2005. Non-performing assets as a percentage of total assets also increased to 0.05 percent at December 31, 2005 from 0.04 percent at June 30, 2005.

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

  The following table is provided to disclose details on asset quality (Dollars in Thousands):
	At December 31,	At June 30,
	2005	2005
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 849	$ 590

Total	849	590

Accruing loans which are contractually past due 90 days or more	-	-

Total of non-accrual and 90 days past due loans	849	590

Real estate owned	-	-

Total non-performing assets	$ 849	$ 590

Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net
	0.07%	0.05%

Non-accrual and 90 days or more past due loans as a percentage of total assets
	0.05%	0.04%

Non-performing assets as a percentage of total assets	0.05%	0.04%

  Total classified assets (including assets designated as special mention) was $6.9 million at December 31, 2005, an improvement of $1.9 million, or 22 percent, from $8.8 million at June 30, 2005. The improvement in classified assets was primarily attributable to the September 2005 payoff of a single-family residential tract loan with a loan balance of $2.3 million at June 30, 2005.


  Loan Volume Activities

  The following table is provided to disclose details related to the volume of loans originated, purchased and sold (Dollars in Thousands):

	For the Quarter Ended December 31,		For Six Months Ended December 31,
	2005	2004	2005	2004
Loans originated for sale:
Retail originations	$ 87,382	$ 93,099	$ 220,484	$ 176,351
Wholesale originations	215,018	217,798	471,173	435,809
Total loans originated for sale (1)	302,400	310,897	691,657	612,160

Loans sold:
Servicing released	(304,895)	(301,613)	(697,755)	(584,999)
Servicing retained	(7,857)	(19,455)	(14,494)	(39,206)
Total loans sold (2)	(312,752)	(321,068)	(712,249)	(624,205)

Loans originated for portfolio:
Mortgage loans:
Single-family (3)	101,546	156,928	204,569	300,265
Multi-family	10,268	4,027	17,019	14,922
Commercial real estate	6,431	18,209	18,469	25,583
Construction	24,923	30,494	64,602	59,001
Commercial business loans	157	1,766	1,022	4,279
Other loans	1,414	1,508	2,032	5,470
Total loans originated for portfolio	144,739	212,932	307,713	409,520

Loans purchased for portfolio:
Mortgage loans:
Multi-family	-	-	-	9,133
Commercial real estate	-	-	-	2,375
Construction	5,663	3,191	5,663	13,744
Commercial business loans	-	-	900	-
Other loans	-	-	2,250	1,250
Total loans purchased for portfolio	5,663	3,191	8,813	26,502

Mortgage loan principal repayments	(124,395)	(125,911)	(268,204)	(255,458)
Increase (decrease) in other items, net (4)	12,446	174	4,231	(2,049)
Net increase in loans held for investment
and loans held for sale	$ 28,101	$ 80,215	$ 31,961	$ 166,470

  (1)    Primarily comprised of PBM loans originated for sale, totaling $301.1 million, $308.1 million, $669.8 million and $601.1 million for the quarters and six months ended December 31, 2005 and 2004, respectively.
  (2)    Primarily comprised of PBM loans sold, totaling $289.5 million, $306.5 million, $678.5 million and $603.6 million for the quarters and six months ended December 31, 2005 and 2004, respectively.
  (3)    Primarily comprised of PBM loans originated for investment, totaling $99.3 million, $156.9 million, $202.3 million and
          $300.3 million for the quarters and six months ended December 31, 2005 and 2004, respectively.
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

  The Bank has a standard credit facility available from the FHLB - San Francisco equal to 40 percent of its total assets, collateralized by loans and securities. As of December 31, 2005, the Bank's available credit facility from the FHLB - San Francisco was $653.7 million. In addition to the FHLB - San Francisco credit facility, the Bank has an unsecured line of credit in the amount of $60.0 million with its correspondent bank.

  The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth, to cover deposit withdrawals, to satisfy financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash to meet short-term liquidity needs. At December 31, 2005, cash and cash equivalents totaled $44.4 million, or three percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may rely on FHLB - San Francisco advances or unsecured lines of credit for its liquidity needs.

  The OTS has no statutory liquidity requirement for savings institutions, but rather a policy that liquidity be maintained at a level, which assures safe and sound operation. The Bank's average liquidity ratio for the quarter ended December 31, 2005 decreased to 8.2 percent from 18.3 percent during the same period in 2004. This decrease was primarily the result of redeployment of available cash flows into loans held for investment and the pledging of investment securities as collateral for certain interest-bearing liabilities.

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


  The Bank's actual and required capital amounts and ratios as of December 31, 2005 are as follows (Dollars in Thousands):
	Amount	Percent

Tangible capital	$ 126,521	8.02%
Requirement	31,540	2.00
Excess over requirement	$ 94,981	6.02%

Tier 1 (core) capital	$ 126,521	8.02%
Requirement to be "Well Capitalized"	78,851	5.00
Excess over requirement	$ 47,670	3.02%

Total risk-based capital	$ 133,185	13.99%
Requirement to be "Well Capitalized"	95,167	10.00
Excess over requirement	$ 38,018	3.99%

Tier 1 risk-based capital	$ 123,729	13.00%
Requirement to be "Well Capitalized"	57,100	6.00
Excess over requirement	$ 66,629	7.00%

  Commitments and Derivative Financial Instruments

  The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition. The Corporation's exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. For discussion on commitments and derivative financial instruments, see Note 5 on page 11.

  Stockholders' Equity

  The ability of the Corporation to pay dividends depends  primarily on the ability of the Bank to pay dividends to the Corporation. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account established by the Bank in connection with the Conversion or the regulatory capital requirements imposed by federal and state regulation. The Corporation paid $1.9 million of cash dividends to its shareholders in the first six months of fiscal 2006.

  The Corporation repurchased 197,015 shares under the existing stock repurchase program during the first six months of fiscal 2006 at an average price of $27.40 per share. As of December 31, 2005, 57 percent of the authorized shares of the June 2005 stock repurchase plan were purchased, leaving approximately 150,825 shares available for future repurchase.


  Incentive Plans

  Management Recognition Plan (MRP):
  The Corporation established the MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock. The Corporation acquired 461,250 shares of its common stock in the open market to fund the MRP in 1997. All of the MRP shares have been awarded. Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at the award date. MRP compensation expense was $23,000 and $34,000 for the quarters ended December 31, 2005 and 2004, respectively. For the six months ended December 31, 2005 and 2004, the MRP compensation expense was $57,000 and $67,000, respectively. As of December 31, 2005, a total of 9,588 shares were allocated and outstanding, pending their respective distribution schedules.

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

  The Corporation recorded $90,000 of stock option compensation expense in the second quarter ended December 31, 2005 as a result of implementing SFAS No. 123R. This stock option expense was offset by a $139,000 recovery of compensation expense resulting from the quarterly revaluation of the expense associated with the accelerated stock option vesting described above.

  For the six months ended December 31, 2005, the Corporation recorded $183,000 of stock option compensation expense as a result of implementing SFAS No. 123R. This stock option expense was partially offset by a $162,000 recovery of compensation expense resulting from the revaluation of the accelerated stock option vesting expense recorded in the quarter ended June 30, 2005, the result of a lower actual forfeiture experience than was forecast at the time of acceleration.

  In the second quarter ended December 31, 2005, no options were granted nor forfeited, while 61,773 options were exercised. For the six months ended December 31, 2005, a total of 9,000 options were granted, 2,000 options were forfeited and 65,432 options were exercised. As of December 31, 2005, the number of options available for future grants (under both plans) were 82,200 shares. As of December 31, 2005, a total of 916,193 options were outstanding with an average exercise price of $15.24 per option and an average remaining life of 5.24 years.


  Supplemental Information

	At	At	At
	December 31,	June 30,	December 31,
	2005	2005	2004

Loans serviced for others (in thousands)	$ 256,602	$ 275,129	$ 274,627

Book value per share	$ 19.12	$ 17.68	$ 16.60

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

  The following table is derived from the OTS interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2005 (Dollars in Thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 151,164	$ (23,765)	$ 1,541,200	9.81%	-103 bp
+200 bp	163,064	(11,865)	1,568,739	10.39%	-45 bp
+100 bp	171,812	(3,117)	1,593,309	10.78%	-6 bp
0 bp	174,929	-	1,613,410	10.84%
-100 bp	173,375	(1,554)	1,629,451	10.64%	-20 bp
-200 bp	164,695	(10,234)	1,639,072	10.05%	-79 bp

  (1)    Represents the decrease of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2005
          ("base case").
  (2)    Calculated as the NPV divided by the portfolio value of total assets.
  (3)    Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates
          (expressed in basis points).


  The following table is derived from the OTS interest rate risk model and represents the change in the NPV at a -200 basis point rate shock at December 31, 2005 and a -200 basis point rate shock at June 30, 2005.
Risk measure: +200/-200 basis point rate shock	At December 31, 2005		At June 30, 2005
	(-200 bp rate shock)		(-200 bp rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	10.84%		10.13%
Post-shock NPV ratio: NPV as a % of PV Assets	10.05%		8.83%
Sensitivity measure: Change in NPV Ratio	79	bp	130	bp

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

  The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank's current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 100, plus 200, minus 100 and minus 200 basis points. The following table describes the results of the analysis at December 31, 2005 and June 30, 2005.
At December 31, 2005		At June 30, 2005
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	-11.41%	+200 bp	-13.39%
+100 bp	-4.42%	+100 bp	-6.28%
-100 bp	+3.82%	-100 bp	+3.48%
-200 bp	+1.92%	-200 bp	-3.74%

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


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

  In the quarter ended December 31, 2005, the Corporation did not make any significant changes in, nor were any corrective actions required, regarding its internal controls or other factors that could significantly affect these controls.

  PART II - OTHER INFORMATION

  Item 1. Legal Proceedings.

  From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation's financial position or results of operations.

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

  The table below represents the issuer purchases of equity securities for the second quarter of fiscal 2006.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan*
October 1 - 31, 2005	50,574	$ 27.68	50,000	269,840
November 1 - 30, 2005	33,736	$ 26.30	33,736	236,104
December 1 - 31, 2005	85,279	$ 27.37	85,279	150,825
Total	169,589	$ 27.25	169,015	150,825

  (*) On June 24, 2005 the Corporation announced a plan to repurchase up to five percent of its common stock, or approximately 347,840 shares, over a one-year period depending on market conditions and the capital requirements of the Corporation.

  Item 3. Defaults Upon Senior Securities.

  Not applicable.


  Item 4. Submission of Matters to a Vote of Security Holders.

  The Corporation's 2005 Annual Meeting of Stockholders was held on November 22, 2005 at the Riverside Art Museum, 3425 Mission Inn Avenue, Riverside, California. The results of the vote on the two items presented at the meeting were as follows:

  a)  Election of Directors:
  Shareholders elected the following nominees to the Board of Directors for a three-year term ending in 2008 by the following vote:
	FOR		AGAINST
	Number		Number
	of Votes	Percentage	of Votes	Percentage
Craig G. Blunden	5,787,616	88.7%	737,583	11.3%
Roy H. Taylor	5,759,842	88.3%	765,357	11.7%

  The following directors, who were not up for re-election at the Annual Meeting of Stockholders, will continue to serve as directors: Joseph P. Barr, Bruce W. Bennett, Debbi H. Guthrie, Robert G. Schrader and William E. Thomas.

  b)  Appointment of Independent Auditors:
  Stockholders approved the appointment of Deloitte & Touche LLP as the Corporation's independent auditors for the fiscal year ending June 30, 2006 by the following vote:

	Number
	of Votes	Percentage
FOR	6,448,447	98.8%
AGAINST	53,513	0.8%
ABSTAIN	23,239	0.4%

  Item 5. Other Information.

  Not applicable.

  Item 6. Exhibits.

  Exhibits:

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
                  Current Report on Form 8-K dated December 15, 2005)*

     10.2      Post-Retirement Compensation Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.2 to the
                  Corporation's Form 8-K dated December 15, 2005)*

    10.3      1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated
                  December 12, 1996)

    10.4       1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation's proxy statement dated December 12, 1996)

    10.5        Severance Agreement with Richard L. Gale (incorporated by reference to Exhibit 10.6 in the Corporation's Annual
                   Report on Form 10-K for the year ended June 30, 1998)


   10.6        Severance Agreement with Donavon P. Ternes (incorporated by reference to Exhibit 10.9 in the Corporation's
                 Annual Report on Form 10-K for the year ended June 30, 2003)

   10.7        Severance Agreement with Lilian Brunner (incorporated by reference to Exhibit 10.10 in the Corporation's Annual
                 Report on Form 10-K for the year ended June 30, 2003)

    10.8        Severance Agreement with Thomas "Lee" Fenn (incorporated by reference to Exhibit 10.9 in the Corporation's
                  Annual Report on Form 10-K for the year ended June 30, 2001)

    10.9        2003 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated October
                   21, 2003)

    10.10      Form of Incentive Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended June 30, 2005).

   10.11       Form of Non-Qualified Stock Option Agreement for options granted under the 2003 Stock Option Plan
                  (incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended June 30, 2005).

  10.12        Severance Agreement with Milton J. Knox (incorporated by reference to the Corporation's Annual Report on Form
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

  31.1         Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2         Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1         Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2         Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  * Replaces the agreements filed as exhibits to the Corporation's Annual Report on Form 10-K for the Year Ended June 30, 1997.


  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              Provident Financial Holdings, Inc.

                February 7, 2006                /s/ Craig G. Blunden
                                                             Craig G. Blunden
                                                             Chairman, President and Chief Executive Officer
                                                            (Principal Executive Officer)

               February 7, 2006                /s/ Donavon P. Ternes
                                                            Donavon P. Ternes
                                                            Chief Financial Officer
                                                            (Principal Financial and Accounting Officer)


  Exhibit Index

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

  Date: February 7, 2006                                                                    /s/ Craig G. Blunden
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

  Date: February 7, 2006                                                         /s/ Donavon P. Ternes
                                                                                                  Donavon P. Ternes
                                                                                                  Chief Financial Officer

  Exhibit 32.1

  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
  PURSUANT TO 18 U.S.C. SECTION 1350,
  AS ADOPTED PURSUANT TO
  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended December 31, 2005 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

  Date: February 7, 2006                                                                    /s/ Craig G. Blunden
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

  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
  PURSUANT TO 18 U.S.C. SECTION 1350,
  AS ADOPTED PURSUANT TO
  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended December 31, 2005 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

  Date: February 7, 2006                                                                         /s/ Donavon P. Ternes
                                                                                                                  Donavon P. Ternes
                                                                                                                    Chief Financial Officer
