Form 10-Q
period 2006-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2006-05-08
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ Ö ]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

                       For the quarterly period ended .................................................................. March 31, 2006

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

Large accelerated filer [   ]                         Accelerated filer   [Ö ]                            Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .   No Ö  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:                                                                                                                                    As of April 30, 2006

Common stock, $ 0.01 par value, per share                                                                                7,122,506 shares*

* Includes 304,335 shares held by the Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts; and 9,588 shares held by the Management Recognition Plan that have been committed to be released and allocated to participant accounts.


PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of March 31, 2006 and June 30, 2005	1
	Condensed Consolidated Statements of Operations
	for the quarters and nine months ended March 31, 2006 and 2005	2
	Condensed Consolidated Statements of Changes in Stockholders' Equity
	for the quarters and nine months ended March 31, 2006 and 2005	3
	Condensed Consolidated Statement of Cash Flows
	for the nine months ended March 31, 2006 and 2005	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	12
	Safe Harbor Statement	13
	Critical Accounting Policies	13
	Executive Summary and Operating Strategy	14
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	15
	Comparison of Financial Condition at March 31, 2006 and June 30, 2005	16
	Comparison of Operating Results
	for the quarters and nine months ended March 31, 2006 and 2005	17
	Asset Quality	27
	Loan Volume Activities	28
	Liquidity and Capital Resources	29
	Commitments and Derivative Financial Instruments	30
	Stockholders' Equity	30
	Incentive Plans	31
	Supplemental Information	32

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4 -	Controls and Procedures	34

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	34
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	34
ITEM 3 -	Defaults Upon Senior Securities	34
ITEM 4 -	Submission of Matters to a Vote of Security Holders	35
ITEM 5 -	Other Information	35
ITEM 6 -	Exhibits	35

SIGNATURES		37


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands
	March 31,	June 30,
	2006	2005
Assets
Cash and due from banks	$ 15,095	$ 20,342
Federal funds sold	7,200	5,560
Cash and cash equivalents	22,295	25,902

Investment securities - held to maturity
(fair value $49,912 and $51,327, respectively)	51,130	52,228
Investment securities - available for sale, at fair value	139,135	180,204
Loans held for investment, net of allowance for loan losses of
$10,554 and $9,215, respectively	1,205,090	1,131,905
Loans held for sale, at lower of cost or market	4,019	5,691
Receivable from sale of loans	76,294	167,813
Accrued interest receivable	6,378	6,294
Real estate held for investment, net	653	9,853
Federal Home Loan Bank ("FHLB") - San Francisco stock	38,873	37,130
Premises and equipment, net	7,040	7,443
Prepaid expenses and other assets	12,388	7,659

Total assets	$ 1,563,295	$ 1,632,122

Liabilities and Stockholders' Equity
Liabilities:
Non-interest-bearing deposits	$ 53,913	$ 48,173
Interest-bearing deposits	878,310	870,458
Total deposits	932,223	918,631

Borrowings	469,819	560,845
Accounts payable, accrued interest and other liabilities	24,368	29,657
Total liabilities	1,426,410	1,509,133

Commitments and Contingencies	-	-

Stockholders' equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (15,000,000 shares authorized; 12,325,572 and 11,973,340 shares issued, respectively; 7,089,006 and 6,956,815 shares outstanding, respectively)

	123	120
Additional paid-in capital	65,832	59,497
Retained earnings	140,097	126,381
Treasury stock at cost (5,236,566 and 5,016,525 shares, respectively)
	(68,120)	(62,046)
Unearned stock compensation	(840)	(1,272)
Accumulated other comprehensive (loss) income, net of tax	(207)	309

Total stockholders' equity	136,885	122,989

Total liabilities and stockholders' equity	$ 1,563,295	$ 1,632,122

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarter Ended March 31,		Nine Months Ended March 31,

	2006	2005	2006	2005
Interest income:
Loans receivable, net	$ 19,214	$ 17,057	$ 57,250	$ 47,506
Investment securities	1,676	2,089	5,214	6,293
FHLB - San Francisco stock	483	367	1,345	1,040
Interest-earning deposits	33	7	126	18
Total interest income	21,406	19,520	63,935	54,857

Interest expense:
Checking and money market deposits	310	290	908	879
Savings deposits	741	1,076	2,483	3,483
Time deposits	4,361	2,777	12,450	7,264
Borrowings	4,803	4,346	14,967	11,873
Total interest expense	10,215	8,489	30,808	23,499

Net interest income, before provision for loan losses	11,191	11,031	33,127	31,358
Provision for loan losses	1,301	404	1,339	1,306
Net interest income, after provision for loan losses	9,890	10,627	31,788	30,052

Non-interest income:
Loan servicing and other fee	503	326	1,937	1,175
Gain on sale of loans, net	2,655	4,187	10,404	13,648
Real estate operations, net	15	101	(6)	372
Deposit account fees	542	455	1,586	1,330
Gain on sale of investment securities	-	-	-	384
Gain on sale of real estate	52	-	6,335	-
Other	451	301	1,328	1,051
Total non-interest income	4,218	5,370	21,584	17,960

Non-interest expense:
Salaries and employee benefits	5,105	5,289	15,286	15,680
Premises and occupancy	655	661	2,166	1,965
Equipment	439	364	1,244	1,155
Professional expenses	354	270	991	775
Sales and marketing expenses	242	227	716	678
Other	1,247	1,136	3,561	3,343
Total non-interest expense	8,042	7,947	23,964	23,596

Income before taxes	6,066	8,050	29,408	24,416
Provision for income taxes	2,666	3,470	12,692	10,547
Net income	$ 3,400	$ 4,580	$ 16,716	$ 13,869

Basic earnings per share	$ 0.51	$ 0.69	$ 2.54	$ 2.10
Diluted earnings per share	$ 0.49	$ 0.64	$ 2.43	$ 1.95
Cash dividends per share	$ 0.15	$ 0.14	$ 0.43	$ 0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Quarters Ended March 31, 2006 and 2005

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive (Loss)
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at December 31, 2005	6,823,796	$ 120	$ 61,298	$ 137,756	$ (67,486)	$ (973)	$ (210)	$ 130,505

Comprehensive income:
Net income				3,400				3,400
Unrealized holding gain on securities available for sale, net of tax expense of $2							3	3
Total comprehensive income								3,403

Purchase of treasury stock	(21,590)				(634)			(634)
Exercise of stock options	286,800	3	2,027					2,030
Amortization of MRP (1)						18		18
Amortization of stock options			101					101
Tax benefit from non-qualified
Equity compensation			2,028					2,028
Allocations of contribution to ESOP (2)			378			68		446
Prepayment of ESOP loan						47		47
Cash dividends				(1,059)				(1,059)

Balance at March 31, 2006	7,089,006	$ 123	$ 65,832	$ 140,097	$ (68,120)	$ (840)	$ (207)	$ 136,885

    (1)  Management Recognition Plan ("MRP").
    (2)  Employee Stock Ownership Plan ("ESOP").
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive Income
	Shares	Amount	Capital	Earnings	Stock	Compensation	(Loss)	Total
Balance at December 31, 2004	7,011,935	$ 119	$ 58,177	$ 118,931	$ (59,427)	$ (1,581)	$ 213	$ 116,432

Comprehensive income:
Net income				4,580				4,580
Unrealized holding loss on securities available for sale, net of tax benefit of $274							(379)	(379)
Total comprehensive income								4,201

Purchase of treasury stock	(28,470)				(795)			(795)
Exercise of stock options	10,125	-	88					88
Amortization of MRP						34		34
Tax benefit from non-qualified
equity compensation			61					61
Allocations of contribution to ESOP			369			68		437
Prepayment of ESOP loan						53		53
Cash dividends				(983)				(983)

Balance at March 31, 2005	6,993,590	$ 119	$ 58,695	$ 122,528	$ (60,222)	$ (1,426)	$ (166)	$ 119,528

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Nine Months Ended March 31, 2006 and 2005
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive Income
	Shares	Amount	Capital	Earnings	Stock	Compensation	(Loss)	Total
Balance at June 30, 2005	6,956,815	$ 120	$ 59,497	$ 126,381	$ (62,046)	$ (1,272)	$ 309	$ 122,989

Comprehensive income:
Net income				16,716				16,716
Unrealized holding loss on securities available for sale, net of tax benefit of $374							(516)	(516)
Total comprehensive income								16,200

Purchase of treasury stock (1)	(220,041)				(6,074)			(6,074)
Exercise of stock options	352,232	3	2,535					2,538
Amortization of MRP						75		75
Amortization of stock options			284					284
Tax benefit from non-qualified
equity compensation			2,426					2,426
Allocations of contribution to ESOP			1,090			203		1,293
Prepayment of ESOP loan						154		154
Cash dividends				(3,000)				(3,000)

Balance at March 31, 2006	7,089,006	$ 123	$ 65,832	$ 140,097	$ (68,120)	$ (840)	$ (207)	$ 136,885

    (1)  Includes the repurchase of 1,436 shares of distributed restricted stock.
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Loss	Total
Balance at June 30, 2004	7,091,719	$ 119	$ 57,186	$ 111,329	$ (56,753)	$ (1,889)	$ (10)	$ 109,982

Comprehensive income:
Net income				13,869				13,869
Unrealized holding loss on securities available for sale, net of tax benefit of $113							(156)	(156)
Total comprehensive income								13,713

Purchase of treasury stock (1)	(142,779)				(3,469)			(3,469)
Exercise of stock options	44,650	-	381					381
Amortization of MRP						101		101
Tax benefit from non-qualified
equity compensation			90					90
Allocations of contribution to ESOP			1,038			203		1,241
Prepayment of ESOP loan						159		159
Cash dividends				(2,670)				(2,670)

Balance at March 31, 2005	6,993,590	$ 119	$ 58,695	$ 122,528	$ (60,222)	$ (1,426)	$ (166)	$ 119,528

    (1)  Includes the repurchase of 4,309 shares of distributed restricted stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Nine Months Ended March 31,

	2006	2005
Cash flows from operating activities:
Net income	$ 16,716	$ 13,869
Adjustments to reconcile net income to net cash provided by (used for)
Operating activities:
Depreciation and amortization	2,130	2,312
Amortization of servicing rights	359	359
(Recovery) impairment provision for servicing assets	(82)	99
Addition to servicing assets	(123)	(487)
Provision for loan losses	1,339	1,306
Gain on sale of loans	(10,404)	(13,648)
Gain on sale of investment securities	-	(384)
Gain on sale of real estate	(6,335)	-
Stock compensation	1,490	1,342
FHLB - San Francisco stock dividend	(1,278)	(904)
Tax benefit from non-qualified equity compensation	(2,426)	90
Decrease in accounts payable and other liabilities	(2,173)	(3,543)
Increase in prepaid expense and other assets	(5,226)	(1,534)
Loans originated for sale	(946,106)	(943,706)
Proceeds from sale of loans and net change in receivable from sale of loans	1,031,221	877,095
Net cash provided by (used for) operating activities	79,102	(67,734)

Cash flows from investing activities:
Net increase in loans held for investment	(56,355)	(231,414)
Maturity and call of investment securities held to maturity	1,100	6,975
Principal payments from mortgage-backed securities	39,501	44,732
Purchase of investment securities available for sale	-	(49,345)
Proceeds from sales of investment securities available for sale	-	390
Proceeds from sale of real estate	15,562	-
Net purchase of FHLB - San Francisco stock	(465)	(7,442)
Net additions of real estate	-	(258)
Net purchases of premises and equipment	(508)	(509)
Net cash used for investing activities	(1,165)	(236,871)

Cash flows from financing activities:
Net increase in deposits	13,592	92,441
(Repayment of) proceeds from borrowings, net	(91,026)	205,476
Exercise of stock options	2,538	381
Tax benefit from non-qualified equity compensation	2,426	-
Cash dividends	(3,000)	(2,670)
Treasury stock purchases	(6,074)	(3,469)
Net cash (used for) provided by financing activities	(81,544)	292,159

Net decrease in cash and cash equivalents	(3,607)	(12,446)
Cash and cash equivalents at beginning of period	25,902	38,349

Cash and cash equivalents at end of period	$ 22,295	$ 25,903

Supplemental information:
Cash paid for interest	$ 30,833	$ 22,791
Cash paid for income taxes	$ 14,200	$ 11,700
Transfer of loans held for investment to loans held for sale	$ 18,472	$ 5,625
Transfer of loans held for sale to loans held for investment	$ 5,570	$ 1,257

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

March 31, 2006

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The balance sheet data at June 30, 2005 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2005, as amended. Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation. The results of operations for the quarter and nine months ended March 31, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2006.

Note 2: Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 156:
In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets," an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.

SFAS No. 154:
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions, and error corrections. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

SFAS No. 123R:
In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This Statement supersedes Accounting Principles Board ("APB") Opinion No. 25 and its related implementation guidance and is a revision of SFAS No. 123. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in


which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Corporation adopted the revised accounting for stock-based compensation requirements on July 1, 2005. SFAS No. 123R allows for two alternative transition methods. The Corporation followed the modified prospective method, which requires application of the new statement to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite services are rendered on or after the effective date. The compensation cost of that portion of awards shall be based on the grant-date fair value of those awards as calculated for pro-forma disclosures under the original SFAS No. 123.

FASB Staff Position ("FSP") Financial Accounting Standards ("FAS") No. 115-1:
 In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP nullified certain requirements of Emerging Issues Task Force 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1)," and references existing other than temporary impairment guidance. Furthermore, this FSP creates a three-step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS No. 115-1 did not have a material impact on the Corporation's results of operations, financial position or cash flows.

FSP Statement of Position ("SOP") No. 94-6-1:
In December 2005, the FASB issued FSP SOP No. 94-6-1, "Terms of Loan Products That May Give Rise to a Concentration of Credit Risk," which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," should be provided for all periods presented. The adoption of FSP SOP No. 94-6-1 did not have a material impact on the Corporation's results of operations, financial position or cash flows.

Note 3: Earnings Per Share and Stock-Based Compensation

Earnings Per Share:
Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2006 and 2005, respectively.


	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
(In Thousands, Except Earnings Per Share)
	2006	2005	2006	2005
Numerator:
Net income for basic earnings per share
and diluted earnings per share - income
available to common stockholders	$ 3,400	$ 4,580	$ 16,716	$ 13,869

Denominator:
For basic earnings per share:
Weighted-average shares	6,645	6,604	6,592	6,594

Effect of dilutive securities:
Stock option dilution	232	505	284	494
Stock award dilution	4	11	7	13
For diluted earnings per share:
Adjusted weighted-average shares
and assumed conversions	6,881	7,120	6,883	7,101

Basic earnings per share	$ 0.51	$ 0.69	$ 2.54	$ 2.10
Diluted earnings per share	$ 0.49	$ 0.64	$ 2.43	$ 1.95

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

Had the Corporation determined compensation cost based on the fair value at the grant date for stock options exercisable under SFAS No. 123R prior to July 1, 2005, the Corporation's results of operations would have been adjusted to the pro forma amounts for the periods indicated below:

	For the Quarter		For the Nine Months
(In Thousands, Except Earnings Per Share)	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Net income, as reported	$ 3,400	$ 4,580	$ 16,716	$ 13,869
Add:
Stock-based compensation expense included
in the reported net income, net of tax	69	20	114	58
Deduct:
Total stock-based compensation expense,
determined using fair value method, net of tax	(69)	(121)	(114)	(364)
Pro forma net income	$ 3,400	$ 4,479	$ 16,716	$ 13,563

Earnings per share:
Basic - as reported	$ 0.51	$ 0.69	$ 2.54	$ 2.10
Basic - pro forma	$ 0.51	$ 0.68	$ 2.54	$ 2.06

Diluted - as reported	$ 0.49	$ 0.64	$ 2.43	$ 1.95
Diluted - pro forma	$ 0.49	$ 0.63	$ 2.43	$ 1.91


Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage ("PBM"), a division of the Bank. The following tables set forth condensed statements of operations and total assets for the Corporation's operating segments for the quarters and nine months ended March 31, 2006 and 2005, respectively (in thousands).

	For the Quarter Ended March 31, 2006
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, after provision for loan losses	$ 9,535	$ 355	$ 9,890
Non-interest income:
Loan servicing and other fees (1)	(49)	552	503
Gain on sale of loans, net (2)	88	2,567	2,655
Real estate operations, net	15	-	15
Deposit account fees	542	-	542
Gain on sale of real estate	52	-	52
Other	451	-	451
Total non-interest income	1,099	3,119	4,218
Non-interest expense:
Salaries and employee benefits	2,985	2,120	5,105
Premises and occupancy	404	251	655
Operating and administrative expenses	1,271	1,011	2,282
Total non-interest expense	4,660	3,382	8,042
Income before taxes	$ 5,974	$ 92	$ 6,066
Total assets, end of period	$ 1,481,685	$ 81,610	$ 1,563,295

(1)    Includes an inter-company charge of $410 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)    Includes an inter-company charge of $26 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.
	For the Quarter Ended March 31, 2005
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, after provision for loan losses	$ 9,791	$ 836	$ 10,627
Non-interest income:
Loan servicing and other fees (1)	(1,064)	1,390	326
Gain on sale of loans, net (2)	154	4,033	4,187
Real estate operations, net	101	-	101
Deposit account fees	455	-	455
Other	300	1	301
Total non-interest (loss) income	(54)	5,424	5,370
Non-interest expense:
Salaries and employee benefits	3,313	1,976	5,289
Premises and occupancy	474	187	661
Operating and administrative expenses	1,092	905	1,997
Total non-interest expense	4,879	3,068	7,947
Income before taxes	$ 4,858	$ 3,192	$ 8,050
Total assets, end of period	$ 1,441,715	$ 180,967	$ 1,622,682

(1)    Includes an inter-company charge of $1.2 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)    Includes an inter-company charge of $152 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.


	For the Nine Months Ended March 31, 2006
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, after provision for loan losses	$ 30,052	$ 1,736	$ 31,788

Non-interest income:
Loan servicing and other fees (1)	(1,179)	3,116	1,937
Gain on sale of loans, net (2)	402	10,002	10,404
Real estate operations, net	(6)	-	(6)
Deposit account fees	1,586	-	1,586
Gain on sale of real estate	6,335	-	6,335
Other	1,327	1	1,328
Total non-interest income	8,465	13,119	21,584

Non-interest expense:
Salaries and employee benefits	9,470	5,816	15,286
Premises and occupancy	1,427	739	2,166
Operating and administrative expenses	3,532	2,980	6,512
Total non-interest expense	14,429	9,535	23,964
Income before taxes	$ 24,088	$ 5,320	$ 29,408
Total assets, end of period	$ 1,481,685	$ 81,610	$ 1,563,295

(1)    Includes an inter-company charge of $2.4 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)    Includes an inter-company charge of $128 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.
	For the Nine Months Ended March 31, 2005
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, after provision for loan losses	$ 27,133	$ 2,919	$ 30,052

Non-interest income:
Loan servicing and other fees (1)	(3,850)	5,025	1,175
Gain on sale of loans, net (2)	412	13,236	13,648
Real estate operations, net	372	-	372
Deposit account fees	1,330	-	1,330
Gain on sale of investment securities	384	-	384
Other	1,047	4	1,051
Total non-interest (loss) income	(305)	18,265	17,960

Non-interest expense:
Salaries and employee benefits	9,852	5,828	15,680
Premises and occupancy	1,443	522	1,965
Operating and administrative expenses	3,274	2,677	5,951
Total non-interest expense	14,569	9,027	23,596
Income before taxes	$ 12,259	$ 12,157	$ 24,416
Total assets, end of period	$ 1,441,715	$ 180,967	$ 1,622,682

(1)    Includes an inter-company charge of $4.4 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)    Includes an inter-company charge of $431 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.


Note 5: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition. The Corporation's exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of March 31, 2006 and June 30, 2005, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $72.6 million and $97.3 million, respectively.
	March 31,	June 30,
Commitments	2006	2005
(In Thousands)

Undisbursed loan funds - Construction loans	$ 85,254	$ 95,162
Undisbursed lines of credit - Single-family loans	6,401	7,823
Undisbursed lines of credit - Commercial business loans	11,967	9,052
Undisbursed lines of credit - Consumer loans	1,714	1,631
Commitments to extend credit on loans to be held for investment	31,701	13,312
Total	$ 137,037	$ 126,980

In accordance with SFAS No. 133 and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarters ended March 31, 2006 and 2005 was a loss of $54,000 and a loss of $436,000, respectively. For the nine months ended March 31, 2006 and 2005, the net impact of derivative financial instruments on the consolidated statements of operations was a gain of $328,000 and a loss of $263,000, respectively.

	March 31, 2006		June 30, 2005		March 31, 2005
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale (1)	$ 40,854	$ (39)	$ 84,037	$ (56)	$ 75,303	$ (92)
Forward loan sale agreements	22,500	57	48,000	(85)	25,500	(123)
Put option contracts	7,000	64	20,000	50	12,000	135
Total	$ 70,354	$ 82	$ 152,037	$ (91)	$ 112,803	$ (80)

(1)    Net of estimated commitments of 31.6 percent at March 31, 2006, 25.0 percent at June 30, 2005 and 22.3 percent at
         March 31, 2005, which may not fund.


Note 6: Pending Transaction

On March 27, 2006, the Corporation announced the signing of a Purchase and Sale Agreement to sell approximately six acres of land located in Riverside, California. The Corporation anticipates that the transaction will close during the quarter ending September 30, 2006, subject to the satisfaction by the purchaser of conditions and contingencies regarding the sale. The successful close of the transaction is expected to result in a pre-tax gain of approximately $2.3 million (approximately $1.3 million net of statutory taxes).

Note 7: Subsequent Events

In April 2006, the Corporation acquired a retail loan production office in Vista, California, serving the communities of north San Diego County.

On April 20, 2006, the Board of Directors of the Bank declared a cash dividend of $2.0 million to the Corporation, which was paid on April 24, 2006.

On April 20, 2006, the Corporation announced a cash dividend of $0.15 per share on the Corporation's outstanding shares of common stock for shareholders of record as of the close of business on May 15, 2006, payable on June 9, 2006.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At March 31, 2006, the Corporation had total assets of $1.6 billion, total deposits of $932.2 million and total stockholders' equity of $136.9 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank's business consists of community banking activities and mortgage banking activities. Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank's full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans. The Bank also offers business checking accounts, other business banking services, and services loans for others. Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences. The Bank's revenues are derived principally from interest on its loan and investment portfolios and fees generated through its community banking and mortgage banking activities. There are various risks inherent in the Bank's business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, investments, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks.

The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation's earnings per share. The Corporation evaluates the repurchase of its common stock when the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential. Consideration is also given


to the Corporation's liquidity, regulatory capital requirements and future capital needs based on the Corporation's current business plan. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is typically one year. Once the stock repurchase program is authorized, management may repurchase the Corporation's common stock from time to time in the open market or in privately negotiated transactions, depending upon market conditions and the factors described above. On June 24, 2005, the Corporation announced that its Board of Directors authorized the repurchase of up to five percent of its common stock, or approximately 347,840 shares, over a one-year period. For additional information regarding the Corporation's repurchases during the quarter ended March 31, 2006, see Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" on page 34.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002. On January 24, 2006, the Corporation announced a quarterly cash dividend of $0.15 per share for the Corporation's shareholders of record as of the close of the business day on February 17, 2006, which was paid on March 13, 2006. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the California real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Corporation's reports filed with the SEC, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as amended. Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update this information.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. The allowance is based on


two principles of accounting: (i) SFAS No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which require that losses be accrued based on the differences between the value of collateral, the present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogeneous loans; (ii) a specific allowance for identified problem loans; and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these values is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see "Comparison of Operating Results for the Quarter and Nine Months Ended March 31, 2006 and 2005 - Provision for Loan Losses" narrative on page 24.

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


Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences. The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process. During the next three years the Corporation intends to originate and sell high margin mortgage banking products such as alt-A fixed rate, alt-A adjustable rate and second trust deed loans. Additionally, mortgage banking operations will continue to originate loans held for investment secured by single-family residences. The recent slowdown in mortgage banking activity is primarily due to lower loan demand perpetuated by an increase in interest rates, rising real estate prices and a more competitive environment. Accordingly, the Corporation implemented a reduction in workforce, mainly support staff, and closed one loan production office in Fullerton, California during the third quarter ended March 31, 2006.

Investment services primarily consists of selling alternative investment products such as annuities and mutual funds to the Bank's depositors. Real estate operations primarily consists of deriving net rental income from tenants that occupy the Corporation's real estate held for investment. Each of these businesses generates a relatively small portion of the Corporation's net income. On November 18, 2005, the Corporation sold a commercial office building for a pre-tax gain of $6.3 million, which historically, has generated a substantial percentage of the Corporation's net rental income.

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation's control, including: general economic conditions, either nationally or locally; changes in interest rates; changes in real estate values; changes in accounting principles; changes in regulation; changes in deposit and funding flows; and changes in competition among financial institutions or non-financial institutions, among others. The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity management. The current economic environment presents heightened risk for the Corporation primarily with respect to rising short-term interest rates and an increased concern that rising real estate values are unsustainable. Rising short-term interest rates have led to a flatter yield curve placing pressure on the Corporation's net interest margin since the Corporation's assets are generally priced at the intermediate or long end of the yield curve and interest-bearing liabilities are generally priced at the short end of the yield curve. Rising real estate values may prove unsustainable which may lead to higher loan losses since the majority of the Corporation's loans are secured by real estate located within California. Significant declines in California real estate value may inhibit the Corporation's ability to recover losses on defaulted loans by selling the underlying real estate.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation's contractual obligations at March 31, 2006 and the effect these obligations are expected to have on the Corporation's liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	1 year	Over 1 to	Over 3 to	Over
	or less	3 years	5 years	5 years	Total
Operating lease obligations	$ 911	$ 1,399	$ 558	$ 140	$ 3,008
Time deposits	303,303	194,904	26,351	-	524,558
FHLB - San Francisco advances	116,998	167,623	161,190	85,325	531,136
Total	$ 421,212	$ 363,926	$ 188,099	$ 85,465	$ 1,058,702

The expected obligation for time deposits and FHLB - San Francisco advances include anticipated interest accruals based on respective contractual terms.


Comparison of Financial Condition at March 31, 2006 and June 30, 2005

Total assets decreased $68.8 million, or four percent, to $1.56 billion at March 31, 2006 from $1.63 billion at June 30, 2005. The decrease was primarily attributable to decreases in investment securities and receivable from sale of loans, which were partly offset by an increase in loans held for investment.

Total investment securities decreased $42.2 million, or 18 percent, to $190.3 million at March 31, 2006 from $232.4 million at June 30, 2005. The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities. The Bank evaluates individual investment securities quarterly for other-than-temporary declines in the market value. The Bank believes there are no other-than-temporary impairments at March 31, 2006, therefore, no impairment losses have been recorded as of March 31, 2006.

Loans held for investment increased $73.2 million, or six percent, to $1.21 billion at March 31, 2006 from $1.13 billion at June 30, 2005. During the first nine months of fiscal 2006, the Bank originated $463.0 million of loans held for investment, of which $201.9 million, or 44 percent, were "preferred loans" (multi-family, commercial real estate, construction and commercial business loans), including the purchase of $69.6 million of loans. The loans purchased in the third quarter of fiscal 2006 are secured with real estate located primarily in California (property inspections were performed on those loans above $400,000) and re-underwritten by the Corporation prior to purchase (using the same underwriting criteria as an originated loan). During the first quarter of fiscal 2006, the Bank sold $18.5 million of loans held for investment which contained certain higher risk characteristics (stated income, interest only, loan to value ratio of greater than 74 percent, combined loan to value ratio of greater than 95 percent and credit scores of less than 700). The Bank also tightened its underwriting criteria for Alt "A" loans eligible for loans held for investment and developed an "A" loan program designed to provide sufficient volume to replace the volume lost in the Alt "A" program. These actions were taken to reduce the credit risk exposure of loans held for investment. Total loan repayments during the first nine months of fiscal 2006 were $375.5 million, compared to $356.3 million during the first nine months of fiscal 2005. The balance of preferred loans increased to $382.0 million, or 32 percent of loans held for investment at March 31, 2006, as compared to $318.2 million, or 28 percent of loans held for investment at June 30, 2005. Purchased loans serviced by others at March 31, 2006 were $106.1 million, or nine percent of loans held for investment, compared to $63.9 million, or six percent of loans held for investment at June 30, 2005.

Receivable from the sale of loans decreased $91.5 million, or 55 percent, to $76.3 million at March 31, 2006 from $167.8 million at June 30, 2005. The decrease was attributable to a decline in loan sales volume during the third quarter of fiscal 2006 in comparison to the fourth quarter of fiscal 2005 and the timing differences between loan sale and loan sale settlement dates.

Total deposits increased $13.6 million, or one percent, to $932.2 million at March 31, 2006 from $918.6 million at June 30, 2005. This increase was primarily attributable to an increase of $66.8 million in time deposits, partly offset by a decrease of $53.2 million in transaction accounts. The increase in time deposits and the decrease in transaction accounts was primarily attributable to the increase in short-term interest rates and the Bank's advertising campaign for time deposits during the first nine months of fiscal 2006.

Borrowings, which consisted primarily of FHLB - San Francisco advances, decreased $91.0 million, or 16 percent, to $469.8 million at March 31, 2006 from $560.8 million at June 30, 2005. The decrease in borrowings was primarily the result of the increase in deposits and the decrease in receivable from sale of loans, partly offset by an increase in loans held for investment. The weighted-average maturity of the Bank's existing FHLB - San Francisco advances was approximately 36 months (30 months, based on put dates) at March 31, 2006 as compared to the weighted-average maturity of 36 months (31 months, based on put dates) at June 30, 2005.

Total stockholders' equity increased $13.9 million, or 11 percent, to $136.9 million at March 31, 2006, from $123.0 million at June 30, 2005, primarily as a result of the net income and stock option exercises during the first nine months of fiscal 2006, which was partly offset by common stock repurchases and a quarterly cash dividend paid during the first nine months of fiscal 2006. During the first nine months of fiscal 2006, a total of 352,232 stock options with an average strike price of $7.20 per share were exercised. Also, a total of 218,605 shares were repurchased under the existing stock repurchase program at an average


price of $27.60 per share. As of March 31, 2006, 63 percent of the authorized shares of the June 2005 stock repurchase plan were purchased, leaving 129,235 shares available for future repurchase. The total cash dividend paid in the first nine months of fiscal 2006 was $3.0 million.

Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2006 and 2005

The Corporation's net income for the third quarter ended March 31, 2006 was $3.4 million, a decrease of $1.2 million, or 26 percent, from $4.6 million during the same quarter of fiscal 2005. This decrease was primarily attributable to increases in the provision for loan losses and non-interest expense and a decrease in non-interest income, partly offset by increases in net interest income. For the nine months ended March 31, 2006, the Corporation's net income was $16.7 million, up $2.8 million or 20 percent from $13.9 million during the same period of fiscal 2005. This increase was primarily attributable to increases in net interest income and non-interest income, partly offset by an increase in non-interest expense.

The Corporation's net interest income before the provision for loan losses increased by $160,000, or one percent, to $11.2 million for the quarter ended March 31, 2006 from $11.0 million during the comparable period of fiscal 2005. This increase was the result of higher average earning assets and a higher net interest margin. The average balance of earning assets increased $14.3 million, or one percent, to $1.49 billion in the third quarter of fiscal 2006 from $1.48 billion in the comparable period of fiscal 2005. The net interest margin increased to 3.00 percent in the third quarter of fiscal 2006, up two basis points from 2.98 percent for the same period of fiscal 2005. The increase in the net interest margin during the third quarter of fiscal 2006 was primarily attributable to an increase in the average yield of earning assets, partly offset by an increase in the average cost of funds. For the nine months ended March 31, 2006, net interest income before provision for loan losses was $33.1 million, up $1.7 million, or five percent, from $31.4 million during the same period of fiscal 2005. This increase was the result of higher average earning assets, partly offset by a lower net interest margin. The average balance of earning assets increased $124.4 million, or nine percent, to $1.5 billion in the first nine months of fiscal 2006 from $1.4 billion in the comparable period of fiscal 2005. The net interest margin decreased to 2.89 percent in the first nine months of fiscal 2006, down nine basis points from 2.98 percent during the same period of fiscal 2005.

The Corporation's efficiency ratio increased to 52 percent in the third quarter of fiscal 2006 from 48 percent in the same period of fiscal 2005. For the nine months ended March 31, 2006 and 2005, the efficiency ratio was 44 percent and 48 percent, respectively. The improvement was primarily attributable to the gain on sale of real estate recognized in fiscal 2006.

Return on average assets for the quarter ended March 31, 2006 decreased 31 basis points to 0.89 percent from 1.20 percent in the same period last year. For the nine months ended March 31, 2006 and 2005, the return on average assets was 1.41 percent and 1.27 percent, respectively, an improvement of 14 basis points.

Return on average equity for the quarter ended March 31, 2006 decreased to 10.17 percent from 15.48 percent for the same period last year. For the nine months ended March 31, 2006, the return on average equity increased to 17.28 percent from 16.16 percent for the same period last year.

Diluted earnings per share for the quarter ended March 31, 2006 were $0.49, a decrease of 23 percent from $0.64 for the quarter ended March 31, 2005. For the nine months ended March 31, 2006 and 2005, diluted earnings per share were $2.43 and $1.95, respectively, an increase of 25 percent.

Interest Income. Total interest income increased by $1.9 million, or 10 percent, to $21.4 million for the third quarter of fiscal 2006 from $19.5 million in the same quarter of fiscal 2005. This increase was primarily the result of a higher average balance of earning assets and a higher average earning asset yield. The average yield on earning assets during the third quarter of fiscal 2006 was 5.73 percent, 45 basis points higher than the average yield of 5.28 percent during the same period of fiscal 2005.

Loan interest income increased $2.1 million, or 12 percent, to $19.2 million in the quarter ended March 31, 2006 from $17.1 million for the same quarter of fiscal 2005. This increase was attributable to a higher average loan balance and a higher average loan yield. The average balance of loans outstanding, including


receivable from sale of loans and loans held for sale, increased $69.6 million, or six percent, to $1.3 billion during the third quarter of fiscal 2006 from $1.2 billion during the same quarter of fiscal 2005. The average loan yield during the third quarter of fiscal 2006 increased 36 basis points to 6.11 percent from 5.75 percent during the same quarter last year. The increase in the average loan yield was primarily attributable to new mortgage loans originated with higher interest rates and the repricing of adjustable rate loans during the period.

Interest income from investment securities decreased $413,000, or 20 percent, to $1.7 million during the quarter ended March 31, 2006 from $2.1 million during the same quarter of fiscal 2005. This decrease was primarily a result of a decrease in the average balance, partly offset by an increase in average yield. The average balance of investment securities decreased $61.4 million, or 24 percent, to $195.5 million in the third quarter of fiscal 2006 from $256.9 million in the same quarter of fiscal 2005. During the third quarter of fiscal 2006, no investment securities were purchased, sold or matured, while $9.0 million of mortgage-backed securities ("MBS") were paid down. The average yield on the investment securities portfolio increased 18 basis points to 3.43 percent during the quarter ended March 31, 2006 from 3.25 percent during the quarter ended March 31, 2005. The increase in the average yield of investment securities was primarily a result of a decline in the accelerated principal payments on MBS with a corresponding reduction to the MBS premium amortization. The accelerated premium amortization in the third quarter of fiscal 2006 declined by $89,000 to $38,000 as compared to $127,000 in the same quarter of fiscal 2005.

FHLB - San Francisco stock dividends increased by $116,000, or 32 percent, to $483,000 in the third quarter of fiscal 2006 from $367,000 in the same period of fiscal 2005. This increase was attributable to a higher average balance and a higher average yield. The average balance of FHLB - San Francisco stock increased $4.3 million to $38.6 million during the third quarter of fiscal 2006 from $34.3 million during the same period of fiscal 2005. The increase in FHLB - San Francisco stock was in accordance with the borrowing requirements of the FHLB - San Francisco. The average yield on FHLB - San Francisco stock increased 72 basis points to 5.00 percent during the third quarter of fiscal 2006 from 4.28 percent during the same period last year.

For the nine months ended March 31, 2006, total interest income increased $9.0 million, or 16 percent, to $63.9 million from $54.9 million for the same period of fiscal 2005. This increase was primarily attributable to increases in the average balance and the average yield on earning assets. The average yield on earning assets increased 37 basis points to 5.58 percent during the nine months ended March 31, 2006 from 5.21 percent during the same period of fiscal 2005.

Interest income from loans increased by $9.8 million, or 21 percent, to $57.3 million during the first nine months of fiscal 2006 from $47.5 million during the same period of fiscal 2005. This increase was primarily attributable to an increase in the average balance and an increase in the average yield on loans receivable. The average balance of loans outstanding increased $167.6 million, or 15 percent, to $1.3 billion during the nine months ended March 31, 2006 from $1.1 billion during the same period of fiscal 2005. The average yield on loans increased 27 basis points to 5.98 percent during the first nine months of fiscal 2006 from 5.71 percent during the same period of fiscal 2005. The increase in the average loan yield was primarily attributable to new loans originated with higher interest rates and loans held for investment adjusting to higher interest rates.

Interest income from investment securities decreased $1.1 million, or 17 percent, to $5.2 million during the nine months ended March 31, 2006 from $6.3 million during the same period of fiscal 2005. This decrease was primarily a result of a decrease in the average balance, which was partially offset by an increase in the average yield. The average balance of investment securities decreased $53.1 million, or 20 percent, to $209.0 million in the first nine months of fiscal 2006 from $262.1 million in the same period of fiscal 2005. During the first nine months of fiscal 2006, no investment securities were purchased or sold, while a $1.0 million corporate bond matured and $39.6 million of MBS were paid down. The yield on the investment securities increased 13 basis points to 3.33 percent during the nine months ending March 31, 2006 from 3.20 percent during the nine months ended March 31, 2005. The increase in the average yield of investment securities was primarily the result of a reduction of the MBS principal prepayments with a corresponding reduction to the MBS premium amortization. The accelerated premium amortization in the first nine months of fiscal 2006 declined by $245,000 to $225,000 as compared to $470,000 in the same period of fiscal 2005.


FHLB stock dividends increased $305,000, or 29 percent, to $1.3 million in the first nine months of fiscal 2006 from $1.0 million in the same period of fiscal 2005. The increase was attributable to a higher average balance and a higher average yield. The average balance of FHLB stock increased $6.9 million, or 22 percent, to $38.4 million during the first nine months of fiscal 2006 from $31.5 million during the same period of fiscal 2005. The average yield on FHLB stock increased 26 basis points to 4.67 percent during the first nine months of fiscal 2006 from 4.41 percent during the same period of fiscal 2005.

Interest Expense. Total interest expense for the quarter ended March 31, 2006 was $10.2 million as compared to $8.5 million for the same period of fiscal 2005, an increase of $1.7 million, or 20 percent. This increase was primarily attributable to an increase in the average cost, partly offset by a lower average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities was 3.02 percent during the quarter ended March 31, 2006, up 53 basis points from 2.49 percent during the same period of fiscal 2005. The average balance of interest-bearing liabilities decreased $11.9 million, or one percent, to $1.37 billion during the third quarter of fiscal 2006 from $1.38 billion during the same period of fiscal 2005.

Interest expense on deposits for the quarter ended March 31, 2006 was $5.4 million as compared to $4.1 million for the same period of fiscal 2005, an increase of $1.3 million, or 32 percent. The increase in interest expense on deposits was primarily attributable to a higher average cost, partly offset by a lower average balance. The average cost of deposits increased to 2.40 percent during the quarter ended March 31, 2006 from 1.80 percent during the same quarter of fiscal 2005, an increase of 60 basis points. The increase in the average cost of deposits, primarily in time deposits, was attributable to the general rise in short-term interest rates. The average balance of deposits decreased $16.7 million, or two percent, to $915.0 million during the quarter ended March 31, 2006 from $931.7 million during the same period of fiscal 2005. The average balance of transaction accounts decreased by $88.8 million, or 17 percent, to $436.2 million in the quarter ended March 31, 2006 from $525.0 million in the quarter ended March 31, 2005. The decrease was primarily attributable to a decline in savings accounts. The average balance of time deposits increased by $72.1 million, or 18 percent, to $478.8 million in the quarter ended March 31, 2006 as compared to $406.7 million in the quarter ended March 31, 2005. The increase in time deposits is primarily attributable to the Bank's successful time deposit marketing campaign and depositors switching from savings deposits to time deposits. The average balance of transaction account deposits to total deposits in the third quarter of fiscal 2006 was 48 percent, compared to 56 percent in the same period of fiscal 2005.

Interest expense on borrowings, which consisted primarily of FHLB - San Francisco advances, for the quarter ended March 31, 2006 increased $457,000, or 11 percent, to $4.8 million from $4.3 million for the same period of fiscal 2005. The increase in interest expense on borrowings was primarily a result of a higher average cost and a higher average balance. The average cost of borrowings increased to 4.26 percent for the quarter ended March 31, 2006 from 3.90 percent in the same quarter of fiscal 2005, an increase of 36 basis points. The increase in the average cost of borrowings was the result of higher short-term interest rates. The average balance of borrowings increased $4.7 million, or one percent, to $456.8 million during the quarter ended March 31, 2006 from $452.1 million during the same period of fiscal 2005.

For the nine months ended March 31, 2006, total interest expense increased $7.3 million, or 31 percent, to $30.8 million as compared to $23.5 million for the same period of fiscal 2005. The increase in total interest expense was primarily attributable to a higher average balance and a higher average cost. The average balance of interest-bearing liabilities during the first nine months of fiscal 2006 increased $102.9 million, or eight percent, to $1.4 billion from $1.3 billion during the same period of fiscal 2005. The average cost of interest-bearing liabilities increased 51 basis points to 2.90 percent during the first nine months of fiscal 2006 from 2.39 percent during the same period of fiscal 2005.

For the nine months ended March 31, 2006, interest expense on deposits increased $4.2 million, or 36 percent, to $15.8 million as compared to $11.6 million for the same period of fiscal 2005. The increase in interest expense on deposits was primarily a result of a higher average balance and a higher average cost. The average balance of deposits increased $30.8 million, or three percent, to $935.8 million during the first nine months of fiscal 2006 from $905.0 million during the same period of fiscal 2005. The average balance of time deposits increased to 51 percent of total deposits in the first nine months of fiscal 2006, compared to 40 percent of the total deposits in the same period of fiscal 2005. The average cost of deposits increased 55 basis points to 2.26 percent during the first nine months of fiscal 2006 from 1.71 percent during the


same period of fiscal 2005. The increase in the average cost of deposits was attributable to the increase in the average cost of time deposits and the composition of total deposits.

For the nine months ended March 31, 2006, interest expense on borrowings, which consisted primarily of FHLB - San Francisco advances, increased $3.1 million, or 26 percent, to $15.0 million from $11.9 million for the same period of fiscal 2005. The increase in interest expense on borrowings was primarily attributable to a higher average balance and a higher average cost. The average balance of borrowings increased $72.1 million, or 18 percent, to $479.5 million in the first nine months of fiscal 2006 from $407.4 million during the same period of fiscal 2005. The average cost of borrowings increased 28 basis points to 4.16 percent during the first nine months of fiscal 2006 as compared to 3.88 percent during the same period of fiscal 2005. The increase in the average cost of borrowings was primarily attributable to higher short-term interest rates.


The following table depicts the average balance sheets for the quarters and nine months ended March 31, 2006 and 2005, respectively:

Average Balance Sheets
 (Dollars in thousands)

	Quarter Ended			Quarter Ended
	March 31, 2006			March 31, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,257,084	$ 19,214	6.11%	$ 1,187,529	$ 17,057	5.75%
Investment securities	195,457	1,676	3.43%	256,916	2,089	3.25%
FHLB - San Francisco stock	38,638	483	5.00%	34,271	367	4.28%
Interest-earning deposits	3,089	33	4.27%	1,267	7	2.21%

Total interest-earning assets	1,494,268	21,406	5.73%	1,479,983	19,520	5.28%

Non-interest-earning assets	41,979			52,718

Total assets	$ 1,536,247			$ 1,532,701

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 222,040	310	0.57%	$ 222,655	290	0.53%
Savings accounts	214,171	741	1.40%	302,308	1,076	1.44%
Time deposits	478,831	4,361	3.69%	406,722	2,777	2.77%

Total deposits	915,042	5,412	2.40%	931,685	4,143	1.80%

Borrowings	456,809	4,803	4.26%	452,090	4,346	3.90%

Total interest-bearing liabilities	1,371,851	10,215	3.02%	1,383,775	8,489	2.49%

Non-interest-bearing liabilities	30,658			30,616

Total liabilities	1,402,509			1,414,391

Stockholders' equity	133,738			118,310
Total liabilities and stockholders' Equity
	$ 1,536,247			$ 1,532,701

Net interest income		$ 11,191			$ 11,031

Interest rate spread (3)			2.71%			2.79%
Net interest margin (4)			3.00%			2.98%
Ratio of average interest-earning assets to average interest-bearing liabilities

			108.92%			106.95%
Return on average assets			0.89%			1.20%
Return on average equity			10.17%			15.48%

(1)   Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan (cost) fee amortization of $(75) and $56 for the quarters ended March 31, 2006 and 2005, respectively.
(2) Includes the average balance of non-interest-bearing checking accounts of $53.0 million and $48.3 million during the quarters ended March 31, 2006 and 2005, respectively.
(3) Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


Average Balance Sheets
(Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	March 31, 2006			March 31, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$1,277,199	$ 57,250	5.98%	$ 1,109,641	$ 47,506	5.71%
Investment securities	208,972	5,214	3.33%	262,077	6,293	3.20%
FHLB - San Francisco stock	38,397	1,345	4.67%	31,478	1,040	4.41%
Interest-earning deposits	4,472	126	3.76%	1,354	18	1.77%

Total interest-earning assets	1,529,040	63,935	5.58%	1,404,550	54,857	5.21%

Non-interest-earning assets	47,460			54,351

Total assets	$ 1,576,500			$ 1,458,901

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 224,169	908	0.54%	$ 220,148	879	0.53%
Savings accounts	233,087	2,483	1.42%	319,768	3,483	1.45%
Time deposits	478,525	12,450	3.47%	365,104	7,264	2.65%

Total deposits	935,781	15,841	2.26%	905,020	11,626	1.71%

Borrowings	479,508	14,967	4.16%	407,386	11,873	3.88%

Total interest-bearing liabilities	1,415,289	30,808	2.90%	1,312,406	23,499	2.39%

Non-interest-bearing liabilities	32,241			32,057

Total liabilities	1,447,530			1,344,463

Stockholders' equity	128,970			114,438
Total liabilities and stockholders' Equity
	$ 1,576,500			$ 1,458,901

Net interest income		$ 33,127			$ 31,358

Interest rate spread (3)			2.68%			2.82%
Net interest margin (4)			2.89%			2.98%
Ratio of average interest-earning assets to average interest-bearing liabilities

			108.04%			107.02%
Return on average assets			1.41%			1.27%
Return on average equity			17.28%			16.16%

(1)   Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan (cost) fee amortization of $(303) and $146 for the nine months ended March 31, 2006 and 2005, respectively.
(2) Includes the average balance of non-interest-bearing checking accounts of $53.4 million and $46.4 million during the nine months ended March 31, 2006 and 2005, respectively.
(3) Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


The following table provides the rate/volume variances for the quarters and nine months ended March 31, 2006 and 2005, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended March 31, 2006 Compared
	to Quarter Ended March 31, 2005
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ 1,094	$ 1,000	$ 63	$ 2,157
Investment securities	114	(499)	(28)	(413)
FHLB - San Francisco stock	61	47	8	116
Interest-bearing deposits	7	10	9	26
Total net change in income on interest-earning assets
	1,276	558	52	1,886

Interest-bearing liabilities:
Checking and money market accounts	21	(1)	-	20
Savings accounts	(31)	(313)	9	(335)
Time deposits	927	493	164	1,584
Borrowings	408	45	4	457
Total net change in expense on interest-bearing liabilities
	1,325	224	177	1,726
Net change in net interest (loss) income
	$ (49)	$ 334	$ (125)	$ 160

(1)   Includes receivable from sale of loans, loans held for sale and non-accrual loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2006 Compared
	to Nine Months Ended March 31, 2005
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ 2,229	$ 7,176	$ 339	$ 9,744
Investment securities	248	(1,275)	(52)	(1,079)
FHLB stock	63	229	13	305
Interest-bearing deposits	20	41	47	108
Total net change in income on interest-earning assets
	2,560	6,171	347	9,078

Interest-bearing liabilities:
Checking and money market accounts	13	16	-	29
Savings accounts	(76)	(944)	20	(1,000)
Time deposits	2,232	2,256	698	5,186
Borrowings	841	2,101	152	3,094
Total net change in expense on interest-bearing liabilities
	3,010	3,429	870	7,309
Net change in net interest (loss) income
	$ (450)	$ 2,742	$ (523)	$ 1,769

(1)   Includes receivable from sale of loans, loans held for sale and non-accrual loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.


Provision for Loan Losses. During the third quarter of fiscal 2006, the Corporation recorded a provision for loan losses of $1.3 million, an increase of $897,000 as compared to a loan loss provision of $404,000 during the same period of fiscal 2005. The increase in the provision for loan losses was primarily attributable to an increase of $56.6 million in preferred loans during the third quarter of fiscal 2006 and a higher balance of classified assets (including assets designated as special mention). Total classified assets increased $4.4 million to $11.3 million at March 31, 2006 from $6.9 million at December 31, 2005.

For the nine months ended March 31, 2006, the Corporation recorded a provision for loan losses for $1.3 million, an increase of $33,000 from the comparable period last year. The slight increase in the provision for loan losses in the first nine months of fiscal 2006 was primarily attributable to an increase in loans held for investment, primarily in preferred loans, and a higher balance of classified assets. Total loans held for investment increased $73.2 million, of which $63.9 million were preferred loans. Total classified assets increased $2.5 million to $11.3 million at March 31, 2006 from $8.8 million at June 30, 2005.

The allowance for loan losses was $10.6 million at March 31, 2006 as compared to $9.2 million at June 30, 2005. The allowance for loan losses as a percentage of gross loans held for investment was 0.87 percent at March 31, 2006 as compared to 0.81 percent at June 30, 2005. Management considers the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

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


The following table is provided to disclose additional details on the Corporation's allowance for loan losses (dollars in thousands):

	For the Quarter Ended		For Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Allowance at beginning of period	$ 9,253	$ 8,510	$ 9,215	$ 7,614

Provision for loan losses.	1,301	404	1,339	1,306

Recoveries:
Consumer loans	1	-	2	-
Total recoveries	1	-	2	-

Charge-offs:
Commercial business loans	-	(32)	-	(32)
Consumer loans	(1)	(3)	(2)	(9)
Total charge-offs	(1)	(35)	(2)	(41)

Net recoveries (charge-offs)	-	(35)	-	(41)

Balance at end of period	$ 10,554	$ 8,879	$ 10,554	$ 8,879

Allowance for loan and lease losses as a percentage of gross loans held for investment.

	0.87%	0.80%	0.87%	0.80%

Net charge-offs as a percentage of average loans outstanding during the period

	-	0.01%	-	-

Allowance for loan and lease losses as a percentage of non-performing loans at the end of the period.

	681.34%	1,520.38%	681.34%	1,520.38%

Non-Interest Income. Total non-interest income decreased $1.2 million, or 22 percent, to $4.2 million during the quarter ended March 31, 2006 from $5.4 million during the same period of fiscal 2005. The decrease was primarily attributable to a decrease in gain on sale of loans, partly offset by an increase in loan servicing and other fees. The increase in loan servicing and other fees was primarily attributable to higher prepayment fees.

The gain on sale of loans decreased $1.5 million, or 36 percent, to $2.7 million for the quarter ended March 31, 2006 from $4.2 million in the same quarter of fiscal 2005. The decrease was a result of a lower average loan sale margin and a lower volume of loans originated for sale in the third quarter of fiscal 2006. The average loan sale margin for PBM during the third quarter of fiscal 2006 was 1.01 percent, down 14 basis points from 1.15 percent in the same period of fiscal 2005. The gain on sale of loans includes a loss of $54,000 on derivative financial instruments as a result of SFAS No. 133 in the quarter ended March 31, 2006 as compared to a loss of $436,000 in the same period of fiscal 2005. The volume of loans originated for sale decreased to $254.4 million in the third quarter of fiscal 2006 as compared to $333.5 million during the same period last year. Total loan originations (including purchased loans) were $401.0 million in the third quarter of fiscal 2006, down $109.9 million or 22 percent, from $510.9 million in the same quarter of fiscal 2005. The decline in loan originations was primarily attributable to lower loan demand perpetuated by an increase in interest rates, rising real estate prices and a more competitive environment.


The average profit margin for PBM in the third quarter of fiscal 2006 and 2005 was three basis points and 68 basis points, respectively. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit. The decrease in the profit margin was primarily attributable to a lower average loan sale margin and a lower volume of loans originated for sale.

For the nine months ended March 31, 2006, total non-interest income increased $3.6 million, or 20 percent, to $21.6 million from $18.0 million during the same period of fiscal 2005. The increase in non-interest income was primarily attributable to the gain on sale of real estate, an increase in deposit account fees and an increase in loan servicing and other fees, partly offset by a decrease in gain on sale of loans.

For the nine months ended March 31, 2006, the gain on sale of loans decreased $3.2 million, or 24 percent, to $10.4 million from $13.6 million during the same period of fiscal 2005. This decrease was primarily the result of a lower average loan sale margin, partly offset by a higher volume of loans originated for sale. The average loan sale margin for PBM during the first nine months of fiscal 2006 was 1.12 percent, down 26 basis points from 1.38 percent in the same period of fiscal 2005. The gain on sale of loans includes a gain of $328,000 on derivative financial instruments as a result of SFAS No. 133 in the nine months ended March 31, 2006 as compared to a loss of $263,000 in the same period of fiscal 2005. Total loan originations (including purchased loans) were $1.4 billion in the first nine months of fiscal 2006, down 10 percent from $1.6 billion in the same period of fiscal 2005.

The average profit margin for PBM in the first nine months of fiscal 2006 and 2005 was 45 basis points and 87 basis points, respectively.

Non-Interest Expense. Total non-interest expense increased $95,000, or one percent, to $8.0 million in the quarter ended March 31, 2006 from $7.9 million during the same quarter of fiscal 2005. The increase in non-interest expense was primarily the result of increases in equipment expense, professional expense and other operational expenses, partly offset by a reduction in compensation costs (primarily related to PBM's lower variable compensation costs and the staff reductions announced in the third quarter of fiscal 2006). The Corporation recorded $101,000 of stock option compensation expense in the third quarter of fiscal 2006 as a result of SFAS No. 123R (Share Based Payment) which was adopted on July 1, 2005. The efficiency ratio in the third quarter of fiscal 2006 increased to 52 percent from 48 percent in the same period of fiscal 2005.

For the nine months ended March 31, 2006, total non-interest expense increased $368,000, or two percent, to $24.0 million from $23.6 million during the same period of fiscal 2005. The increase in non-interest expense was primarily the result of an increase in variable operating expenses related to loan production volume and lease expense on the new loan production offices, partly offset by a decrease in variable compensation expense. The Corporation recorded $284,000 of stock option compensation expense in the first nine months of fiscal 2006 as a result of SFAS No. 123R (Share Based Payment) which was adopted on July 1, 2005. Also during the nine months ended March 31, 2006, the Corporation recovered $162,000 resulting from the quarterly revaluation of the accelerated stock option vesting expense, which was announced on April 28, 2005. The efficiency ratio improved to 44 percent from 48 percent during the same period of fiscal 2005.

Income taxes. Income tax expense was $2.7 million for the quarter ended March 31, 2006 as compared to $3.5 million during the same period of fiscal 2005. The effective tax rate for the quarters ended March 31, 2006 and 2005 was approximately 43.9 percent and 43.1 percent, respectively. The Corporation believes that the effective income tax rate applied in the third quarter of fiscal 2006 reflects its current income tax obligations.

For the nine months ended March 31, 2006, income tax expense was $12.7 million as compared to $10.5 million during the same period of fiscal 2005. The effective tax rate for the nine months ended March 31, 2006 and 2005 was approximately 43.2 percent and 43.2 percent, respectively.


Asset Quality

Non-accrual loans, all single-family, increased to $1.5 million at March 31, 2006 from $590,000 at June 30, 2005. The non-accrual loans at March 31, 2006 consisted of five loans to four different borrowers. The non-accrual loans listed at June 30, 2005 have been paid-in-full. No interest accruals were made for loans that were past due 90 days or more.

The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment increased to 0.13 percent at March 31, 2006 from 0.05 percent at June 30, 2005. Non-performing assets as a percentage of total assets increased to 0.10 percent at March 31, 2006 from 0.04 percent at June 30, 2005.

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

The following table is provided to disclose details on asset quality (dollars in thousands):
	At March 31,	At June 30,
	2006	2005
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 1,549	$ 590

Total	1,549	590

Accruing loans which are contractually past due 90 days or more	-	-

Total of non-accrual and 90 days past due loans	1,549	590

Real estate owned	-	-

Total non-performing assets.	$ 1,549	$ 590

Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net.
	0.13%	0.05%

Non-accrual and 90 days or more past due loans as a percentage of total assets
	0.10%	0.04%

Non-performing assets as a percentage of total assets.	0.10%	0.04%

Total classified assets (including assets designated as special mention) was $11.3 million at March 31, 2006, an increase of $2.5 million, or 28 percent, from $8.8 million at June 30, 2005. The increase in classified assets was primarily attributable to the downgrade of five commercial real estate loans, partly offset by four single-family construction loans and one single-family residential tract loan which have been paid in full.


Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold (in thousands):

	For the Quarter Ended March 31,		For Nine Months Ended March 31,
	2006	2005	2006	2005
Loans originated for sale:
Retail originations	$ 77,054	$ 100,065	$ 297,538	$ 275,476
Wholesale originations	177,395	233,474	648,568	668,230
Total loans originated for sale (1)	254,449	333,539	946,106	943,706

Loans sold:
Servicing released	(254,985)	(315,428)	(952,740)	(900,802)
Servicing retained	(3,213)	(26,685)	(17,707)	(65,891)
Total loans sold (2)	(258,198)	(342,113)	(970,447)	(966,693)

Loans originated for investment:
Mortgage loans:
Single-family (3)	41,764	108,508	246,333	410,766
Multi-family	4,119	7,579	21,138	22,501
Commercial real estate	10,658	6,390	29,127	31,973
Construction	16,217	30,853	80,819	89,854
Commercial business loans	228	1,299	1,250	5,578
Other loans	10,502	225	12,534	5,695
Total loans originated for investment	83,488	154,854	391,201	566,367

Loans purchased for investment:
Mortgage loans:
Multi-family	53,720	12,255	53,720	21,388
Commercial real estate	-	-	-	2,375
Construction	9,301	10,239	14,964	23,983
Commercial business loans	-	-	900	-
Other loans	-	-	2,250	1,250
Total loans purchased for investment	63,021	22,494	71,834	48,996

Mortgage loan principal repayments.	(107,269)	(101,201)	(375,473)	(356,284)
Increase (decrease) in other items, net (4)	4,061	(11,031)	8,292	(13,080)
Net increase in loans held for investment
and loans held for sale	$ 39,552	$ 56,542	$ 71,513	$ 223,012

(1)   Primarily comprised of PBM loans originated for sale, totaling $250.6 million, $330.0 million, $920.4 million and $929.1 million for the quarters and nine months ended March 31, 2006 and 2005, respectively.
(2)   Primarily comprised of PBM loans sold, totaling $256.6 million, $331.4 million, $935.1 million and $935.0 million for the quarters and nine months ended March 31, 2006 and 2005, respectively.
(3)   Primarily comprised of PBM loans originated for investment, totaling $41.1 million, $108.5 million, $243.4 million and
       $410.8 million for the quarters and nine months ended March 31, 2006 and 2005, respectively.
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

The Bank has a standard credit facility available from the FHLB - San Francisco equal to 40 percent of its total assets, collateralized by loans and securities. As of March 31, 2006, the Bank's available credit facility from the FHLB - San Francisco was $631.6 million. In addition to the FHLB - San Francisco credit facility, the Bank has an unsecured line of credit in the amount of $60.0 million with its correspondent bank.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth, to cover deposit withdrawals, to satisfy financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash to meet short-term liquidity needs. At March 31, 2006, cash and cash equivalents totaled $22.3 million, or one percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may rely on FHLB - San Francisco advances or unsecured lines of credit for its liquidity needs.

The OTS has no statutory liquidity requirement for savings institutions, but requires that liquidity be maintained at a level, consistent with the safe and sound operation of the Bank. The Bank's average liquidity ratio for the quarter ended March 31, 2006 decreased to 6.6 percent from 12.4 percent during the same period in 2005. This decrease was primarily the result of the redeployment of available cash flows into loans held for investment and the pledging of investment securities as collateral for certain interest-bearing liabilities.

The Bank continues to experience a large volume of loan prepayments in its loan portfolio and it is challenging to reinvest these cash flows in assets that carry similar or better interest rate risk and credit risk characteristics. The Bank has mitigated the impact of this in several ways. The Bank has generated more loans for portfolio from its mortgage banking, business banking and commercial real estate divisions and purchased commercial real estate, multi-family and construction loans from other financial institutions. This has been accomplished with prudent interest-rate-risk and credit risk management practices.

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


The Bank's actual and required capital amounts and ratios as of March 31, 2006 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 128,618	8.24%
Requirement	31,225	2.00

Excess over requirement	$ 97,393	6.24%

Tier 1 (core) capital	$ 128,618	8.24%
Requirement to be "Well Capitalized"	78,062	5.00

Excess over requirement	$ 50,556	3.24%

Total risk-based capital	$ 136,222	14.12%
Requirement to be "Well Capitalized"	96,485	10.00

Excess over requirement	$ 39,737	4.12%

Tier 1 risk-based capital	$ 125,548	13.01%
Requirement to be "Well Capitalized"	57,891	6.00

Excess over requirement	$ 67,657	7.01%

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

Stockholders' Equity

The ability of the Corporation to pay dividends depends primarily on the ability of the Bank to pay dividends to the Corporation. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the amount required for the liquidation account established by the Bank in connection with its Conversion or the regulatory capital requirements imposed by federal and state regulation. The Corporation paid $3.0 million of cash dividends to its shareholders in the first nine months of fiscal 2006.

The Corporation repurchased 218,605 shares under the existing stock repurchase program during the first nine months of fiscal 2006 at an average price of $27.60 per share. As of March 31, 2006, 63 percent of the authorized shares of the June 2005 stock repurchase plan were purchased, leaving approximately 129,235 shares available for future repurchase.


Incentive Plans

Management Recognition Plan (MRP):
 The Corporation established the MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock. In 1997, the Corporation acquired 461,250 shares of its common stock in the open market to fund the MRP. All of the MRP shares have been awarded. Awarded shares vest over a five-year period provided the employee or director remains an employee or director of the Corporation. The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at the award date. MRP compensation expense was $18,000 and $34,000 for the quarters ended March 31, 2006 and 2005, respectively. For the nine months ended March 31, 2006 and 2005, the MRP compensation expense was $75,000 and $101,000, respectively. As of March 31, 2006, a total of 9,588 shares were allocated and outstanding, pending their respective distribution schedules.

Stock Option Plans:
 The Corporation established the 1996 Stock Option Plan ("1996 SOP") for certain of its directors and key employees under which options to acquire up to 1.15 million shares of common stock may be granted. On November 18, 2003, shareholders approved the 2003 Stock Option Plan ("2003 SOP") for certain of its directors and key employees under which options to acquire up to 352,500 shares of common stock may be granted. Under the 1996 SOP and 2003 SOP, options may not be granted at a price less than the fair market value at the date of grant. Options vest over a five-year period provided the employee or director remains an employee or director of the Corporation. The options are exercisable after vesting for up to the remaining term of the original grant. The maximum term of the options granted is 10 years.

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

The Corporation recorded $101,000 of stock option compensation expense in the third quarter ended March 31, 2006 as a result of implementing SFAS No. 123R.

For the nine months ended March 31, 2006, the Corporation recorded $284,000 of stock option compensation expense as a result of implementing SFAS No. 123R. The stock option expense was partially offset by a $162,000 recovery of compensation expense resulting from the revaluation of the accelerated stock option vesting expense recorded in the quarter ended June 30, 2005, the result of a lower actual forfeiture experience than was forecast at the time of acceleration.

In the third quarter ended March 31, 2006, a total of 10,000 options were granted and none were forfeited, while 286,800 options were exercised. For the nine months ended March 31, 2006, a total of 19,000 options were granted, 2,000 options were forfeited and 352,232 options were exercised.

As of March 31, 2006, the number of options available for future grants (under both plans) were 72,200 shares, and a total of 639,393 options were outstanding with an average exercise price of $19.13 per option and an average remaining life of 6.77 years.


Supplemental Information

	At	At	At
	March 31,	June 30,	March 31,
	2006	2005	2005

Loans serviced for others (in thousands)	$ 249,311	$ 275,129	$ 285,368

Book value per share	$ 19.31	$ 17.68	$ 17.09

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to the fluctuation of interest rates. The Bank, through its Asset Liability Committee seeks to reduce the exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities. The principal element in achieving this objective is to manage the interest-rate sensitivity of the Bank's assets by holding loans with interest rates subject to periodic market adjustments. In addition, the Bank maintains a liquid investment portfolio comprised of government agency securities, including mortgage-backed securities, and investment grade securities. The Bank relies on retail deposits as its primary source of funding while utilizing FHLB - San Francisco advances as a secondary source of funding. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and time deposits with terms up to five years.

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

The following table is derived from the OTS interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2006 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 154,096	$ (27,289)	$ 1,526,008	10.10%	-126 bp
+200 bp	166,674	(14,711)	1,552,685	10.73%	-62 bp
+100 bp	176,564	(4,821)	1,576,668	11.20%	-16 bp
0 bp	181,385	-	1,596,890	11.36%
-100 bp	179,511	(1,874)	1,611,586	11.14%	-22 bp
-200 bp	171,253	(10,132)	1,620,510	10.57%	-79 bp

(1)   Represents the decrease of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2006
       ("base case").
(2)   Calculated as the NPV divided by the portfolio value of total assets.
(3)  Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates
       (expressed in basis points).


The following table is derived from the OTS interest rate risk model and represents the change in the NPV at a -200 basis point rate shock at March 31, 2006 and a -200 basis point rate shock at June 30, 2005.
Risk measure: +200/-200 basis point rate shock	At March 31, 2006		At June 30, 2005
	(-200 bp rate shock)		(-200 bp rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	11.36%		10.13%
Post-shock NPV ratio: NPV as a % of PV Assets	10.57%		8.83%
Sensitivity measure: Change in NPV Ratio	79	bp	130	bp

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank's current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 100, plus 200, minus 100 and minus 200 basis points. The following table describes the results of the analysis at March 31, 2006 and June 30, 2005.

At March 31, 2006		At June 30, 2005
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	-7.32%	+200 bp	-13.39%
+100 bp	+0.42%	+100 bp	-6.28%
-100 bp	+3.08%	-100 bp	+3.48%
-200 bp	-2.10%	-200 bp	-3.74%

As of March 31, 2006, the Bank is asset sensitive given a plus 100 basis point or minus 100 basis point change in interest rates. Under these two scenarios, the results of the internal interest rate risk model suggest an increase in net interest income over the subsequent 12-month period. Conversely, the Bank is liability sensitive given a plus 200 basis point or minus 200 basis point change in interest rates. Under these two scenarios, the results of the internal interest rate risk model project a decline in net interest income over the subsequent 12-month period. As of June 30, 2005, the Bank was liability sensitive in all rate scenarios suggesting net interest income would decline in the subsequent 12-month period, except in the minus 100 basis point scenario where the Bank was asset sensitive.

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


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

In the quarter ended March 31, 2006, the Corporation did not make any significant changes in, nor were any corrective actions required, regarding its internal controls or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation's financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the issuer purchases of equity securities for the third quarter of fiscal 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 - 31, 2006	-	-	-	150,825
February 1 - 28, 2006	11,690	$ 29.52	11,690	139,135
March 1 - 31, 2006	9,900	$ 29.18	9,900	129,235
Total	21,590	$ 29.36	21,590	129,235

(1) On June 24, 2005 the Corporation announced a plan to repurchase up to five percent of its common stock, or approximately 347,840 shares, over a one-year period depending on market conditions and the capital requirements of the Corporation.

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


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

                                                                                                        Provident Financial Holdings, Inc.

May 8, 2006                                                                                 /s/ Craig G. Blunden
                                                                                                      Craig G. Blunden
                                                                                                      Chairman, President and Chief Executive Officer
                                                                                                     (Principal Executive Officer)

May 8, 2006                                                                                /s/ Donavon P. Ternes
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

Date: May 8, 2006                                                                                            /s/ Craig G. Blunden
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

Date: May 8, 2006                                                                                         /s/ Donavon P. Ternes
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

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended March 31, 2006 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 8, 2006                                                                                 /s/ Craig G. Blunden
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

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended March 31, 2006 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 8, 2006                                                                                     /s/ Donavon P. Ternes
                                                                                                                     Donavon P. Ternes
                                                                                                                     Chief Financial Officer
