Form 10-K
period 2006-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2006-09-13
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)                                                                                          FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                 ACT OF 1934

                 For the fiscal year ended June 30, 2006                    OR

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

                Common Stock, par value $.01 per share                                              The Nasdaq Stock Market LLC
                               (Title of Each Class)                                               (Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES __    NO  X .

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES __    NO  X .

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO__ .

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer _____                              Accelerated filer   X                                            Non-accelerated filer _____

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES __     NO  X .

As of September 5, 2006, there were 6,945,140 shares of the Registrant's common stock issued and outstanding. The Registrant's common stock is listed on the Nasdaq Global Market of The Nasdaq Stock Market LLC under the symbol "PROV." The aggregate market value of the common stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on The Nasdaq Stock Market LLC on December 30, 2005, was $179.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

2.  Portions of the definitive Proxy Statement for the fiscal 2006 Annual Meeting of Shareholders ("Proxy Statement")
     are incorporated by reference into Part III.


PROVIDENT FINANCIAL HOLDINGS, INC.
Table of Contents


PART I

Item 1. Business

General

Provident Financial Holdings, Inc. (the "Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. (the "Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At June 30, 2006, the Corporation had total assets of $1.6 billion, total deposits of $917.6 million and stockholders' equity of $136.2 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K ("Form 10-K"), including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank, founded in 1956, is a federally chartered stock savings bank headquartered in Riverside, California. The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are federally insured up to applicable limits by the FDIC. The Bank has been a member of the Federal Home Loan Bank ("FHLB") - San Francisco System since 1956.

The Bank is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Bank conducts its business operations as Provident Bank, Provident Bank Mortgage ("PBM") and through its subsidiary, Provident Financial Corp. The business activities of the Bank consist of community banking, mortgage banking, investment services and real estate operations. Financial information regarding the Corporation's two operating segments, Provident Bank and PBM, is contained in Note 17 to the Corporation's audited consolidated financial statements included in Item 8 of this Form 10-K.

The Bank's operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans. Mortgage banking activities consist of the origination of single-family mortgage loans and consumer loans (second mortgages and equity lines of credit) for sale and for investment. Through its subsidiary, Provident Financial Corp, the Bank conducts real estate operations and prior to September 1, 2003 offered investment and insurance services. The Bank now offers investment and insurance services directly, rather than through its subsidiary. See "Subsidiary Activities" on page 29 of this Form 10-K. The Bank's revenues are derived principally from interest earned on its loan and investment portfolios, and fees generated through its community banking and mortgage banking activities.

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation ("Foundation") in order to further its commitment to the local community. The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank's primary market areas of Riverside and San Bernardino Counties. The Foundation was funded with a $500,000 charitable contribution made by the Bank.

Subsequent Events:

Cash dividend
On July 25, 2006, the Corporation announced a cash dividend of $0.15 per share on the Corporation's outstanding shares of common stock for shareholders of record at the close of business on August 17, 2006, which was paid on September 8, 2006.

Completion of the sale of real estate
On July 31, 2006, the Corporation announced the completion of the sale of approximately six acres of land in Riverside, California. This transaction resulted in a pretax gain of $2.3 million (approximately $1.3 million net of statutory taxes).


Market Area

The Bank is headquartered in Riverside, California and operates 11 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County. Management considers Riverside and Western San Bernardino Counties to be the Bank's primary market for deposits. Through the operations of PBM, the Bank has expanded its retail lending market to include a larger portion of Southern California. As of June 30, 2006, there were 14 PBM loan production offices located in Los Angeles, Riverside, San Bernardino and San Diego Counties. PBM's loan production offices include two wholesale loan offices through which the Bank maintains a network of loan correspondents. Most of the Bank's business is conducted in the communities surrounding its full-service branches and loan production offices.

The large geographic area encompassing Riverside and San Bernardino Counties is referred to as the "Inland Empire." According to 2000 Census Bureau population statistics, Riverside and San Bernardino Counties have the sixth and fifth largest county populations in California, respectively. The Bank's market area consists primarily of suburban and urban communities. Western Riverside and San Bernardino Counties are relatively densely populated and are within the greater Los Angeles metropolitan area. The Inland Empire has enjoyed economic strength over the past several years. Many corporations are moving their offices and warehouses to the Inland Empire, which offers more affordable sites and more affordable housing for their employees. This trend has resulted in a significant improvement in real estate property values over the past several years. However, recent slowdowns in the housing market have effected the property values in the Inland Empire but have not resulted in the downturn seen in many parts of the country. The unemployment rate in the Inland Empire in June 2006 was at 5.0%, compared to 4.9% in California and 4.6% nationwide, according to U.S. Department of Labor, Bureau of Labor Statistics.

Competition

The Bank faces significant competition in its market area in originating real estate loans and attracting deposits. The rapid population growth in the Inland Empire has attracted numerous financial institutions to the Bank's market area. The Bank's primary competitors are large regional and super-regional commercial banks as well as other community-oriented banks and savings institutions. The Bank also faces competition from credit unions and a large number of mortgage companies that operate within its market area. Many of these institutions are significantly larger than the Bank and therefore have greater financial and marketing resources than the Bank. The Bank's mortgage banking operations also face strong competition from mortgage bankers, brokers and other financial institutions. This competition may limit the Bank's growth and profitability in the future.

Personnel

As of June 30, 2006, the Bank had 323 full-time equivalent employees, which consisted of 266 full-time, 54 prime-time, 31 part-time and two temporary employees. The employees are not represented by a collective bargaining unit and the Bank believes that its relationship with employees is good.

Lending Activities

General. The lending activity of the Bank is predominately comprised of the origination of conventional mortgage loans secured by single-family residential properties. The Bank also originates multi-family, commercial real estate, construction, commercial business, consumer and other loans for its portfolio. The Bank's net loans held for investment were $1.26 billion at June 30, 2006, representing approximately 77.8% of consolidated total assets. This compares to $1.13 billion, or 69.4% of consolidated total assets, at June 30, 2005.


Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio at the dates indicated.
	At June 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Mortgage loans:
Single-family	$ 828,091	61.16%	$ 808,732	65.56%	$620,087	65.48%	$531,255	64.89%	$431,900	65.80%
Multi-family	219,072	16.18	119,715	9.70	68,804	7.27	49,699	6.07	35,436	5.40
Commercial real estate	127,342	9.41	122,354	9.92	99,919	10.55	89,666	10.95	62,509	9.52
Construction	149,517	11.05	155,975	12.65	136,265	14.39	118,784	14.51	97,934	14.92
Total mortgage loans	1,324,022	97.80	1,206,776	97.83	925,075	97.69	789,404	96.42	627,779	95.64

Commercial business loans	12,911	0.95	15,268	1.24	13,770	1.45	22,489	2.75	24,024	3.66
Consumer loans	734	0.05	778	0.06	730	0.08	1,086	0.13	1,153	0.17
Other loans	16,244	1.20	10,767	0.87	7,371	0.78	5,724	0.70	3,455	0.53
Total loans held for
investment	1,353,911	100.00%	1,233,589	100.00%	946,946	100.00%	818,703	100.00%	656,411	100.00%

Undisbursed loan funds	(84,024)		(95,162)		(78,137)		(67,868)		(56,237)
Deferred loan costs (fees)	3,417		2,693		1,340		602		(27)
Unearned discounts	-		-		-		-		(14)
Allowance for loan losses	(10,307)		(9,215)		(7,614)		(7,218)		(6,579)
Total loans held for
investment, net	$1,262,997		$1,131,905		$862,535		$744,219		$593,554
Loans held for sale, at lower of cost or market	$ 4,713		$ 5,691		$ 20,127		$ 4,247		$ 1,747


Maturity of Loans Held for Investment. The following table sets forth information at June 30, 2006 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment. Demand loans, loans having no stated schedule of principal payments and no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments, which significantly shorten the average life of loans held for investment and may cause the Bank's actual principal payment experience to differ materially from that shown below.
		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
(In Thousands)

Mortgage loans:
Single-family	$ 1,023	$ 1,934	$ 2,952	$ 209,964	$ 612,218	$ 828,091
Multi-family	987	1,519	2,112	29,887	184,567	219,072
Commercial real estate	2,203	2,031	8,877	101,204	13,027	127,342
Construction	101,117	11,949	-	-	36,451	149,517
Commercial business loans	4,334	1,039	5,724	1,814	-	12,911
Consumer loans	-	-	-	-	734	734
Other loans	9,108	7,136	-	-	-	16,244
Total loans held for
investment	$ 118,772	$ 25,608	$ 19,665	$ 342,869	$ 846,997	$ 1,353,911

The following table sets forth the dollar amount of all loans held for investment due after June 30, 2007 which have fixed and floating or adjustable interest rates.
		Floating or
		Adjustable
	Fixed-Rate	Rate
(In Thousands)

Mortgage loans:
Single-family	$ 5,082	$ 821,986
Multi-family	2,586	215,499
Commercial real estate	7,528	117,611
Construction	-	48,400
Commercial business loans	5,005	3,572
Consumer loans	-	734
Other loans	1,786	5,350
Total loans held for investment	$ 21,987	$ 1,213,152

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

Single-Family Mortgage Loans. The Bank's predominant lending activity is the origination of loans secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank has established full service branches and loan production offices. At June 30, 2006, total single-family loans held for investment increased to $828.1 million, or 61.2% of the total loans held for investment from $808.7 million, or


65.6% of the total loans held for investment at June 30, 2005. The increase in the single-family loans in fiscal 2006 was primarily attributable to $330.1 million of new loan originations, partly offset by loan prepayments.

The Bank's residential mortgage loans are generally underwritten and documented in accordance with guidelines established by major Wall Street firms, institutional loan buyers, Freddie Mac and Fannie Mae (collectively, "the secondary market"). All government insured loans are generally underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development ("HUD") and the Veterans' Administration ("VA"). Loans are normally classified as either conforming (meeting agency criteria) or non-conforming (meeting an investor's criteria). These non-conforming loans are additionally classified as "A" or "Alt-A". The "A" loans are typically those that exceed agency loan limits but closely mirror agency criteria. The "Alt-A" loans are underwritten to expanded guidelines allowing a borrower with good credit a broader range of product choices. The "Alt-A" criteria includes interest-only loans, stated-income loans and greater than 30-year amortization loans.

The Bank offers closed-end, fixed-rate home equity loans that are secured by the borrower's primary residence. These loans do not exceed 100% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest. At June 30, 2006, home equity loans amounted to $2.0 million, or 0.2% of single-family loans as compared to $2.4 million, or 0.3% of single-family loans at June 30, 2005. The Bank also offers secured lines of credit, which are generally secured by a second mortgage on the borrower's primary residence. Secured lines of credit have an interest rate that is typically one to two percentage points above the prime lending rate, as published in The Wall Street Journal, while the rate on unsecured lines of credit (overdraft protection) is typically ten percentage points above the prime lending rate. As of June 30, 2006 and 2005, the outstanding unsecured lines of credit were $211,000 and $212,000, respectively.

The Bank offers adjustable rate mortgage ("ARM") loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Bank meet the underwriting standards of the secondary market. The Bank offers several ARM products, which adjust monthly, semi-annually, or annually after an initial fixed period ranging from one month to five years subject to a limitation on the annual increase of one to two percentage points and an overall limitation of three to six percentage points. The ARM loans in the Bank's loans held for investment utilize the London Interbank Offered Rate index ("LIBOR"), the FHLB eleventh district cost of funds index ("COFI"), the 12-month average Treasury index ("12 MAT") or the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of the one year index ("CMT"), plus a margin of 2.00% to 3.25%. Loans based on the LIBOR constitute a majority of the Bank's loans held for investment. Currently, the Bank emphasizes products based on the one-year CMT and LIBOR, which respond more quickly to immediate changes in interest rates. The majority of the ARM loans held for investment, have three- or five-year fixed periods prior to the first adjustment ("3/1 or 5/1 hybrids"), and do not require principal amortization for up to 120 months. Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period. To coincide with the Bank's 50th Anniversary, the Bank began offering 50-year single-family mortgage loans. As of June 30, 2006, the Bank had a total of 27 loans for $11.0 million with a 50-year term.

As of June 30, 2006, the Bank had $95.4 million in mortgage loans that may be subject to negative amortization, of which $20.7 million were single-family loans. This compared to $105.7 million at June 30, 2005, of which $14.3 million were single-family loans. Negative amortization involves a greater risk to the Bank, because during a period of high interest rates, the loan principal balance may increase by up to 115% of the original loan amount. However, the Bank believes that the risk of default is reduced by the stability provided by payment schedules and has historically found that its origination of negative amortization loans has not resulted in higher amounts of non-performing loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a given interest rate and competitive environment.

The retention of ARM loans, rather than fixed-rate loans, helps to reduce exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest charges to be paid by the customer as a result of increases in interest rates or the expiration of interest-only periods. It is possible that,


during periods of rising interest rates, the risk of default on ARM loans may increase as a result of the increase in the required payment from the borrower. Furthermore, the risk of default may increase because ARM loans originated by the Bank occasionally provide, as a marketing incentive, for initial rates of interest below those rates that would apply if the adjustment index plus the applicable margin were initially used for pricing. Such loans are subject to increased risks of default or delinquency. Additionally, while ARM loans allow the Bank to decrease the sensitivity of its assets as a result of changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. In addition to fully amortizing ARM loans, the Bank has interest-only ARM loans, which typically have a fixed interest rate for the first two to five years, followed by a periodic adjustable interest rate, coupled with an interest only payment of two to ten years, followed by a fully amortizing loan payment for the remaining term. As of June 30, 2006 and 2005, interest-only ARM loans were $638.5 million and $613.9 million, or 50.1% and 54.2%, respectively, of the loans held for investment. Furthermore, because loan indexes may not respond perfectly to market interest rates, upward adjustments on loans may occur more slowly than increases in the Bank's cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these characteristics, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

The following table describes certain credit risk characteristics of the Corporation's single-family loans held for investment as of June 30, 2006:
	Outstanding	Weighted-Average	Weighted-Average	Weighted-Average
(Dollars in Thousands)	Balance	FICO (1)	LTV (2)	Seasoning (3)
Interest only	$ 638,494	730	75%	1.31 years
Stated income (4)	$ 460,664	728	74%	1.41 years
FICO less than or equal to 660	$ 35,906	642	71%	2.10 years
Over 30 year amortization	$ 22,555	733	71%	2.39 years
(1)	The FICO score represents the credit worthiness of a borrower based on the borrower's credit history. A higher FICO score indicates a greater degree of creditworthiness.
(2)	LTV (loan-to-value) is the ratio calculated by dividing the original loan balance by the appraised value of the real estate collateral.
(3)	Seasoning describes the number of years since the funding date of the loan.
(4)	Stated income is defined as a borrower provided level of income which is not subject to verification during the loan origination process.

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

Multi-Family and Commercial Real Estate Mortgage Loans. At June 30, 2006, multi-family mortgage loans were $219.1 million and commercial real estate loans were $127.3 million, or 16.2% and 9.4%, respectively, of the loans held for investment. Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination and purchase of multi-family and commercial real estate loans a priority. At June 30, 2006, the Bank had 261 multi-family and 158 commercial real estate loans in loans held for investment.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 3/1 and 5/1 hybrids, with a term to maturity of 10 to 30 years based on a 25- to 30-year amortization schedule. Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including 3/1 and 5/1 hybrids, with a term to maturity of 10 years and a 25-year amortization schedule. Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to annual payment caps and life-of-loan interest rate caps. At June 30, 2006, $161.7 million, or 73.8%, of the Bank's multi-family loans were secured by five to 36 unit projects and were primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego Counties. The Bank's commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, mini warehouses and small retail centers, primarily located in Southern California. The Bank originates


multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $4.0 million. At June 30, 2006, the Bank had 54 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $136.4 million, all of which were performing in accordance with their terms as of June 30, 2006. Independent appraisers, engaged by the Bank, perform appraisals on properties that secure multi-family and commercial real estate loans. Underwriting of multi-family and commercial real estate loans includes a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and income level of the borrowers.

Multi-family and commercial real estate loans afford the Bank an opportunity to receive higher interest rates than those generally available from single-family mortgage loans. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. The multi-family and commercial real estate loans are primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego Counties. Although there has been continued improvement in the real estate market, there is no assurance that the current market value of the properties securing these loans equals or exceeds the outstanding loan balance. At June 30, 2006, the Bank did not have any non-accrual multi-family or commercial real estate loans or any multi-family or commercial real estate loans that were 60 days or more past due.

Construction Mortgage Loans. Given favorable economic conditions and increased residential housing demand in its primary market area, the Bank actively originates two types of residential construction loans: short-term construction loans and construction/permanent loans. At June 30, 2006, the Bank's construction loans (gross of undisbursed loan funds) were $149.5 million, or 11.0% of loans held for investment, a decrease of $6.5 million, or 4.1%, during fiscal 2006. Undisbursed loan funds at June 30, 2006 and 2005 were $75.3 million and $95.2 million, respectively. As of June 30, 2006, the largest construction loan was made to a single borrower (50% purchased participation) with a total commitment of $8.5 million and an outstanding balance of $683,000. The loan was made to provide the construction funding to build a condominium project located in North Hollywood, California, and is performing in accordance with the terms and conditions of the promissory note.

The composition of the Bank's construction loan portfolio is as follows:

	At June 30,
	2006		2005
	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Short-term construction	$ 110,726	74.06%	$ 122,573	78.59%
Construction/permanent	38,791	25.94	33,402	21.41
	$ 149,517	100.00%	$ 155,975	100.00%

Short-term construction loans include three types of loans: custom construction, tract construction, and speculative construction. Additionally, the Bank makes short-term (18 to 36 month) lot loans to facilitate land acquisition prior to the start of construction. The Bank also provides construction financing for multi-family and commercial real estate properties.

Custom construction loans are made to individuals who, at the time of application, have a contract executed with a builder to construct their residence. Custom construction loans are generally originated for a term of 12 months, with adjustable interest rates at the prime lending rate plus a margin and with loan-to-value ratios of up to 80% of the appraised value of the completed property. The owner secures long-term permanent financing at the completion of construction. At June 30, 2006, custom construction loans were $53.3 million, with undisbursed loan funds of $26.7 million.


The Bank makes tract construction loans to subdivision builders. These subdivisions are usually financed and built in phases. A thorough analysis of market trends and demand within the area are reviewed for feasibility. The Bank prefers originating tract construction loans for affordable and median-priced housing. Generally, significant presales are required prior to commencement of construction. Tract construction may include the building and financing of model homes under a separate loan. The terms for tract construction loans range from 12 to 18 months with interest rates floating from 1.0% to 2.0% above the prime lending rate. At June 30, 2006, tract construction loans were $32.8 million, with undisbursed loan funds of $21.7 million.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified during or after the construction period. The builder may be required to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified. At June 30, 2006, speculative construction loans were $33.4 million, with undisbursed loan funds of $9.9 million.

Construction/permanent loans automatically roll from the construction to the permanent phase. The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally floating at prime or above and with a loan-to-value ratio of up to 80% of the appraised value of the completed property.

Construction loans under $1.0 million are approved by Bank personnel specifically designated to approve construction loans. The Bank's Loan Committee, comprised of the Chief Executive Officer, Chief Lending Officer, Chief Financial Officer, Senior Vice President - PBM, and Vice President - Commercial Real Estate Loans, approves all construction loans over $1.0 million. Prior to approval of any construction loan, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, and analyzes the pro forma data and assumptions on the project. In the case of a tract or speculative construction loan, the Bank reviews the experience and expertise of the builder. After the Bank expresses an interest in the project, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert report necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires the borrower to deposit their own funds into a loan-in-process account, which the Bank disburses consistent with the completion of the subject property pursuant to a revised disbursement schedule.

The construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses. Disbursements are based on periodic on-site inspections by independent fee inspectors and Bank personnel. At inception, the Bank also requires borrowers to deposit funds into the loan-in-process account covering the difference between the actual cost of construction and the loan amount. The Bank regularly monitors the construction loan portfolio, economic conditions and housing inventory. The Bank's property inspectors perform periodic property inspections. The Bank believes that the internal monitoring system helps reduce many of the risks inherent in its construction loans.

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


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

Commercial Business Loans. The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire. Commercial business loans allow the Bank to diversify its lending and increase the average loan portfolio yield. As of June 30, 2006, commercial business loans were $12.9 million, or 0.9% of loans held for investment. These loans represent unsecured lines of credit and term loans secured by business assets.

Commercial business loans are generally made to customers who are well known to the Bank and are generally secured by accounts receivable, inventory, business equipment and/or other assets. The Bank's commercial business loans may be structured as term loans or as lines of credit. Lines of credit are made at variable rates of interest equal to a negotiated margin above the prime rate and term loans are at a fixed or variable rate. The Bank may also obtain personal guarantees from financially capable parties based on a review of personal financial statements. Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually are approved with a term of one year or less.

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans. Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectable and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment. During fiscal 2006, the Bank recognized $41,000 in charge-offs on four commercial business loans to one borrower. At June 30, 2006, no commercial business loans were accounted for on a non-accrual basis.

Consumer and Other Loans. At June 30, 2006, the Bank's consumer loans were $734,000, or 0.1%, of the Bank's loans held for investment, a decrease of $44,000, or 5.7%, during fiscal 2006. The Bank offers open-ended lines of credit on either a secured or unsecured basis. The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the FHLB Eleventh District COFI, which adjusts monthly. Secured savings lines of credit at June 30, 2006 and 2005 were $523,000 and $566,000, respectively, and are included in consumer loans.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Furthermore, the application of


various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At June 30, 2006, the Bank had no consumer loans accounted for on a non-accrual basis.

Other loans, which primarily consist of land loans, were $16.2 million, or 1.2%, of the Bank's loans held for investment, an increase of $5.5 million, or 50.9%, during fiscal 2006. The Bank makes land loans, primarily lot loans, to accommodate borrowers who intend to build on the land within a specified period of time. The majority of these land loans are for the construction of single-family residences; however, the Bank may make short-term loans on a limited basis for the construction of commercial properties. The terms generally require a fixed rate with maturity between 18 to 36 months.

Mortgage Banking Activities

General. Mortgage banking involves the origination and sale of single-family mortgage and consumer loans (second mortgages and equity lines of credit) for the purpose of generating gains on sale of loans and fee income on the origination of loans. PBM also originates single-family and consumer loans for investment. Given current pricing in the mortgage markets, the Bank generally sells the majority of its loans on a servicing-released basis. Generally, the level of loan sale activity and, therefore, its contribution to the Bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the number of loans originated by the Bank and, thus, the amount of loan sales, net interest income and loan fees earned. Originations of loans during fiscal 2006, 2005 and 2004 were $1.53 billion, $1.77 billion and $1.50 billion, respectively. PBM originated $326.9 million, $513.6 million and $409.4 million in fiscal 2006, 2005 and 2004, respectively, of loans held for investment.

Loan Solicitation and Processing. The Bank's mortgage banking operations consist of both wholesale and retail loan originations. The Bank's wholesale loan production utilizes a network of approximately 1,600 loan brokers approved by the Bank who originate and submit loans at a markup over the Bank's daily published price. Wholesale loans originated for sale in fiscal 2006, 2005 and 2004 were $840.5 million, $872.2 million and $617.5 million, respectively. The Bank maintains regional wholesale lending offices in Rancho Cucamonga and San Diego, California.

The Bank's retail loan production utilizes loan officers, underwriters and processors employed by PBM. The Bank's loan officers generate retail loan originations primarily through referrals from realtors, builders, employees and customers. As of June 30, 2006, PBM operated retail offices within the Bank's facilities in Rancho Mirage, Riverside and Temecula and stand-alone retail loan production offices in Carlsbad, Corona, Diamond Bar, Glendora, Huntington Beach, La Quinta, Riverside, Torrance and Vista, all in Southern California. Generally, the cost of retail operations exceeds the cost of wholesale operations as a result of the additional employees needed for retail operations. However, the revenue per mortgage for retail originations is generally higher since the origination fees are retained by the Bank. Retail loans originated for sale in fiscal 2006, 2005 and 2004 were $363.6 million, $391.8 million and $475.2 million, respectively. The decrease in retail loan originations during fiscal 2006 was primarily attributable to a decline in the refinance market, partly offset by larger market coverage resulting from new PBM loan production offices.

The Bank requires evidence of marketable title, lien position, loan-to-value, title insurance and appraisals on all properties. The Bank also requires evidence of fire and casualty insurance on the value of improvements. As stipulated by federal regulations, the Bank requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

Loan Commitments and Rate Locks. The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made with specified terms and conditions. Interest rate locks are generally offered to prospective borrowers for up to a 60-day period. The borrower may lock in the rate at any time from application until the time they wish to close the loan. Occasionally, borrowers obtaining financing on new home developments are offered rate locks for up to 120 days from application. The Bank's outstanding commitments to originate loans to be held for sale were $66.0 million at June 30, 2006 (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). When the Bank issues a


commitment to a borrower, there is a risk to the Bank that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold. To control the interest rate risk caused by mortgage banking activities, the Bank uses forward loan sale agreements and over-the-counter put option contracts related to mortgage-backed securities (see "Derivative Activities" on page 13 of this Form 10-K).

Loan Origination and Other Fees. The Bank may receive origination points and loan fees. Origination points are a percentage of the principal amount of the mortgage loan, which is charged to a borrower for funding a loan. The amount of points charged by the Bank ranges from 0% to 2%. Current accounting standards require points and fees received for originating loans held for investment (net of certain loan origination costs) to be deferred and amortized into interest income over the contractual life of the loan. Origination fees and costs for loans originated for sale are deferred until the related loans are sold. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income or expense at the time of prepayment or sale. At June 30, 2006, the Bank had $3.4 million of unamortized deferred loan origination costs (net) in loans held for investment.

Loan Originations, Sales and Purchases. The Bank's mortgage originations include conventional loans as well as loans insured by the FHA and VA. Except for loans originated as held for investment, loans originated through mortgage banking activities are intended for eventual sale into the secondary market. As such, these loans must meet the origination and underwriting criteria established by the final investors. The Bank sells a large percentage of the mortgage loans that it originates as whole loans to institutional investors. The Bank also sells conventional whole loans to Fannie Mae, Freddie Mac and FHLB - San Francisco through their purchase programs (see "Derivative Activities" on page 13 of this Form 10-K).


The following table shows the Bank's loan originations, purchases, sales and principal repayments during the periods indicated.
	Year Ended June 30,
	2006	2005	2004
(In Thousands)

Loans originated for sale:
Retail originations	$ 380,409	$ 397,057	$ 484,411
Wholesale originations	857,397	888,780	626,988
Total loans originated for sale (1)	1,237,806	1,285,837	1,111,399

Loans sold:
Servicing released	(1,242,093)	(1,232,682)	(905,532)
Servicing retained	(19,348)	(81,711)	(221,279)
Total loans sold (2)	(1,261,441)	(1,314,393)	(1,126,811)

Loans originated for investment:
Mortgage loans:
Single-family (3)	330,092	513,588	409,373
Multi-family	28,868	26,332	24,592
Commercial real estate	32,630	41,605	32,044
Construction	104,923	127,472	125,779
Commercial business loans	1,930	7,370	2,229
Consumer loans	-	8	-
Other loans	14,324	6,750	5,241
Total loans originated for investment	512,767	723,125	599,258

Loans purchased for investment:
Mortgage loans:
Multi-family	93,605	34,092	8,000
Commercial real estate	-	1,768	3,698
Construction	14,964	24,113	26,028
Commercial business loans	900	-	-
Other loans	2,250	1,250	-
Total loans purchased for investment	111,719	61,223	37,726

Mortgage loan principal repayments	(476,228)	(482,869)	(477,654)
Real estate acquired in settlement of loans	(411)	-	-
Increase (decrease) in other items, net (4)	5,902	(17,989)	(9,722)
Net increase in loans held for investment
and loans held for sale	$ 130,114	$ 254,934	$ 134,196

(1)	Primarily comprised of PBM loans originated for sale, totaling $1.20 billion, $1.26 billion and $1.09 billion, respectively.
(2)	Primarily comprised of PBM loans sold, totaling $1.22 billion, $1.27 billion and $1.10 billion, respectively.
(3)	Primarily comprised of PBM loans originated for investment, totaling $326.9 million, $513.6 million and $409.4 million, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs and allowance for loan losses.

Mortgage loans sold to institutional investors generally are sold without recourse other than standard representations and warranties. Most mortgage loans sold to Freddie Mac and Fannie Mae are sold on a non-recourse basis and foreclosure losses are generally the responsibility of the purchaser and not the Bank, except in the case of VA loans


used to form Government National Mortgage Association ("GNMA") pools, which are subject to limitations on the VA's loan guarantees. The amount subject to this limitation is immaterial.

Loans sold by the Bank to the FHLB - San Francisco under its Mortgage Partnership Finance ("MPF") program also have a recourse provision. The FHLB - San Francisco absorbs the first four basis points of loss, and a credit scoring process is used to calculate the recourse amount to the Bank. All losses above this calculated recourse amount are the responsibility of the FHLB - San Francisco. In consideration of the obligation of the Bank to accept the recourse liability, the FHLB - San Francisco pays the Bank a credit enhancement fee on a monthly basis. As of June 30, 2006, the Bank serviced $201.6 million of loans under this program and has established a recourse reserve of $222,000. To date, no losses have been experienced.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae, FHLB - San Francisco or institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 30 days past due within 120 days of the loan funding date. During the year ended June 30, 2006, the Bank repurchased $2.0 million of single-family mortgage loans as compared to $962,000 in fiscal 2005 and $79,000 in fiscal 2004.

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

Under forward loan sale agreements, usually with Fannie Mae, Freddie Mac, FHLB - San Francisco or institutional investors, the Bank is obligated to sell certain dollar amounts of mortgage loans that meet specific underwriting and legal criteria before the expiration of the commitment period. These terms include the maturity of the individual loans, the yield to the purchaser, the servicing spread to the Bank (if servicing is retained) and the maximum principal amount of the individual loans. Forward loan sales protect loan sale prices from interest rate fluctuations that may occur from the time the interest rate of the loan is established to the time of its sale. The amount of and delivery date of the forward loan sale commitments are based upon management's estimates as to the volume of loans that will close and the length of the origination commitment. Forward loan sales do not provide complete interest-rate protection, however, because of the possibility of fallout (i.e., the failure to fund) during the origination process. Differences between the estimated volume and timing of loan originations and the actual volume and timing of loan originations can expose the Bank to significant losses. If the Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Bank may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices. Similarly, if the Bank has too many loans to deliver, the Bank must execute additional forward loan sale commitments at current market prices, which may be unfavorable to the Bank. Generally, the Bank seeks to maintain forward loan sale agreements equal to the closed loans held for sale plus those applications that the Bank has rate locked and/or committed to close, adjusted by the projected fallout. The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Bank. For the year ended June 30, 2006, the Bank had a net gain of $71,000 attributable to the underlying derivative financial instruments. At June 30, 2006, the Bank had outstanding commitments to sell loans of $35.5 million and commitments to originate loans to be held for sale of $66.0 million (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

In order to reduce the interest rate risk associated with commitments to originate loans that are in excess of forward loan sale commitments, the Bank purchases over-the-counter put or call option contracts on government sponsored enterprise mortgage-backed securities. At June 30, 2006, the Bank had $9.0 million in put-option contracts outstanding, which provided $6.4 million of coverage.

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

Loan Servicing

The Bank receives fees from a variety of institutional investors in return for performing the traditional services of collecting individual loan payments. At June 30, 2006, the Bank was servicing $239.7 million of loans for others, a decline from $275.1 million at June 30, 2005. The decrease was primarily attributable to loan prepayments, which were larger than new loans sold on a servicing-retained basis. To the extent loans were sold on a servicing-retained basis, the majority were sold to the FHLB - San Francisco under the MPF program. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value. The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees. The Corporation periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis, based on loan type and interest rate. Generally, loan servicing becomes more valuable when interest rates rise and less valuable when interest rates decline. In estimating fair values at June 30, 2006 and 2005, the Corporation used a Constant Prepayment Rate ("CPR") of 5.19% and 10.37%, respectively, and a weighted-average discount rate of 9.01% and 9.01%, respectively. At June 30, 2006 and 2005, a valuation reserve of $0 and $82,000, respectively, was established against the servicing assets. In aggregate, servicing assets had a carrying value of $1.4 million and a fair value of $2.2 million at June 30, 2006, compared to a carrying value of $1.7 million and a fair value of $2.0 million at June 30, 2005.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips. Interest-only strips are carried at fair value, utilizing the same assumptions used to calculate the value of the underlying servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss). Interest-only strips had a fair value of $584,000, gross unrealized gains of $259,000 and an amortized cost of $325,000 at June 30, 2006, compared to a fair value of $526,000, gross unrealized gains of $145,000 and an amortized cost of $381,000 at June 30, 2005.

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

A loan is generally placed on non-accrual status when its contractual payments are more than 90 days delinquent. In addition, interest income is not recognized on any loan where management has determined that collection is not


reasonably assured. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.


The following table sets forth delinquencies in the Bank's loans held for investment as of the dates indicated.
	At June 30,
	2006				2005				2004
	60 - 89 Days		90 Days or More		60 - 89 Days		90 Days or More		60 - 89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
(In Thousands)
Mortgage loans:
Single-family	-	$ -	5	$ 1,320	-	$ -	5	$ 655	-	$ -	6	$ 1,044
Construction	-	-	1	1,313	-	-	-	-	-	-	-	-
Commercial business loans	-	-	-	-	-	-	4	41	-	-	1	32
Consumer loans	-	-	-	-	-	-	-	-	1	-	1	-
Total	-	$ -	6	$ 2,633	-	$ -	9	$ 696	1	$ -	8	$ 1,076


The following table sets forth information with respect to the Bank's non-performing assets and restructured loans, net of specific loan loss reserves, within the meaning of Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," at the dates indicated.
	At June 30,
	2006	2005	2004	2003	2002
(Dollars In Thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 1,215	$ 590	$ 1,044	$ 1,309	$ 1,163
Construction	1,313	-	-	-	-
Commercial business loans	-	-	41	32	-
Consumer loans	-	-	-	161	156
Total	2,528	590	1,085	1,502	1,319

Accruing loans which are contractually
past due 90 days or more	-	-	-	-	-

Total of non-accrual and 90 days past
due loans	2,528	590	1,085	1,502	1,319

Foreclosed real estate, net	-	-	-	523	313
Total non-performing assets	$ 2,528	$ 590	$ 1,085	$ 2,025	$ 1,632

Restructured loans	$ -	$ -	$ -	$ -	$ 1,401

Non-accrual and 90 days or more
past due loans as a percentage of
loans held for investment, net	0.20%	0.05%	0.13%	0.20%	0.22%

Non-accrual and 90 days or more
past due loans as a percentage of
total assets	0.16%	0.04%	0.08%	0.12%	0.13%

Non-performing assets as a percentage
of total assets	0.16%	0.04%	0.08%	0.16%	0.16%

The Bank assesses loans individually and identifies impairment when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing. Factors considered in determining impairment include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions. The Bank measures each impaired loan based on the fair value of its collateral and charges off those loans or portions of loans deemed uncollectable.

As of June 30, 2006, total non-performing assets were $2.5 million which was comprised of five loans, including one tract construction loan of $1.3 million which was subsequently paid off in July 2006.

Foregone interest income, which would have been recorded for the year ended June 30, 2006 had the impaired loans been current in accordance with their original terms, amounted to $113,000, which interest income was not included in the results of operations for the year ended June 30, 2006.


Foreclosed and Investment Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or market value less the cost of sale. Subsequent declines in value are charged to operations. At June 30, 2006, the Bank had no foreclosed real estate.

Investment real estate is carried at the lower of cost or fair market value. All costs associated with disposition are considered in the determination of fair value. The Corporation owned one property, totaling $653,000, at June 30, 2006, which is held by a wholly owned subsidiary. At June 30, 2005, the Corporation owned two properties, totaling $9.9 million, which were held by a wholly owned subsidiary. In November 2005, the Corporation sold one of the properties, a commercial building, for a pre-tax gain of $6.3 million (approximately $3.6 million net of statutory taxes).

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

The aggregate amounts of the Bank's classified assets, including assets designated as special mention, were as follows at the dates indicated:
	At June 30,
	2006	2005
(Dollars In Thousands)

Special mention assets	$ 3,663	$ 4,706
Substandard assets	5,661	4,047
Total	$ 9,324	$ 8,753

Total classified assets as a
percentage of total assets	0.57%	0.54%

The Bank's classified assets increased $571,000, or 6.5%, to $9.3 million at June 30, 2006 from $8.8 million at June 30, 2005. This increase was primarily attributable to an increase in substandard assets, partly offset by a reduction in special mention assets. As of June 30, 2006, special mention assets were comprised of two single-family loans ($490,000), four commercial real estate loans ($2.2 million), one construction loan ($491,000) and two commercial business loans ($476,000); and substandard assets were comprised of 10 single-family loans ($3.1 million), three commercial real estate loans ($748,000), two construction loans ($1.7 million) and three commercial business loans ($131,000).


As set forth below, assets classified as special mention and substandard as of June 30, 2006 included 27 loans totaling approximately $9.3 million.
	Number of
	Loans	Special Mention	Substandard	Total
(Dollars In Thousands)

Mortgage loans:
Single-family	12	$ 490	$ 3,083	$ 3,573
Commercial real estate	7	2,206	748	2,954
Construction	3	491	1,699	2,190
Commercial business loans	5	476	131	607
Total	27	$ 3,663	$ 5,661	$ 9,324

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

Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured as prescribed in SFAS No. 114, "Accounting by Creditors for Impairment of A Loan," (as amended by SFAS No. 118). The amount of the specific allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level. Management presents the minutes of the IAR Committee to the Bank's Board of Directors on a quarterly basis, which summarizes the actions of the Committee.

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

At June 30, 2006, the Bank had an allowance for loan losses of $10.3 million, or 0.81% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2005 of $9.2 million, or 0.81% of gross loans held for investment. A $1.1 million provision for loan losses was recorded in fiscal 2006, compared to $1.6 million in fiscal 2005. The Bank's intent to expand its investment in multi-family, commercial real estate, construction and commercial business loans may lead to increased levels of charge-offs. However, management believes that the amount maintained in the allowance will be adequate, but not excessive, to absorb losses inherent in the loans held for investment. Although management believes the best information available is used to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

In the fourth quarter of fiscal 2006, the Corporation revised its formula allowance for loan losses methodology by increasing the factors used to calculate the loan loss provision for single-family, construction and other loans while decreasing the factors used to calculate the loan loss provision for multi-family and commercial real estate loans. This action was taken as a result of the concentration of single-family loans with an interest-only payment feature, current real estate markets, mortgage interest rates, the general economic environment and our experience and expectations for loan losses by loan product type in the current environment.

As a result of past declines in local and regional real estate values and the significant losses experienced by many financial institutions, there has been a higher level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as a part of the examinations of such institutions. While the Bank believes that it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not recommend that the Bank significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.


The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations.
	Year Ended June 30,
	2006	2005	2004	2003	2002
(Dollars in Thousands)

Allowance at beginning of period	$ 9,215	$ 7,614	$ 7,218	$ 6,579	$ 6,068
Provision for loan losses	1,134	1,641	819	1,055	525
Recoveries:
Mortgage loans:
Single-family	-	-	-	-	29
Multi-family	-	-	-	-	67
Consumer loans	2	2	1	45	-
Total recoveries	2	2	1	45	96

Charge-offs:
Mortgage loans:
Single-family	-	-	-	(16)	(9)
Commercial business loans	(41)	(32)	(415)	(436)	(69)
Consumer loans	(3)	(10)	(9)	(9)	(32)
Total charge-offs	(44)	(42)	(424)	(461)	(110)

Net charge-offs	(42)	(40)	(423)	(416)	(14)
Balance at end of period	$ 10,307	$ 9,215	$ 7,614	$ 7,218	$ 6,579

Allowance for loan losses as a percentage of
gross loans held for investment	0.81%	0.81%	0.88%	0.96%	1.10%

Net charge-offs as a percentage of average
loans receivable, net, during the period	-	-	0.05%	0.06%	-

Allowance for loan losses as a percentage of
non-performing loans at the end of the period	407.71%	1,561.86%	701.75%	480.56%	498.79%

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
	At June 30,
	2006		2005		2004		2003		2002
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
(Dollars in Thousands)

Mortgage loans:
Single-family	$ 2,382	61.16%	$ 1,924	65.56%	$ 1,561	65.48%	$ 1,372	64.89%	$ 1,330	65.80%
Multi-family	2,819	16.18	1,936	9.70	1,177	7.27	818	6.07	605	5.40
Commercial real estate	3,476	9.41	3,663	9.92	3,095	10.55	2,684	10.95	2,082	9.52
Construction	788	11.05	426	12.65	421	14.39	558	14.51	249	14.92
Commercial business loans	525	0.95	1,040	1.24	1,197	1.45	1,601	2.75	1,981	3.66
Consumer loans	16	0.05	16	0.06	16	0.08	18	0.13	19	0.17
Other loans	301	1.20	210	0.87	147	0.78	114	0.70	69	0.53
Unallocated	-	N/A	-	N/A	-	N/A	53	N/A	244	N/A
Total allowance for loan losses	$ 10,307	100.00%	$ 9,215	100.00%	$ 7,614	100.00%	$ 7,218	100.00%	$ 6,579	100.00%


Investment Securities Activities

Federally chartered savings institutions are permitted under federal and state laws to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and government sponsored enterprises and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances, mortgage-backed securities and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper and corporate debt securities. Savings institutions such as the Bank are also required to maintain an investment in FHLB - San Francisco stock. In addition, the Bank is required to maintain minimum levels of investments that qualify as liquid assets under OTS regulations (see "REGULATION" and "Liquidity and Capital Resources" on page 29 and 57 of this Form 10-K). In April 2002, the OTS removed the specific liquidity requirement and now requires institutions to maintain the appropriate level of liquidity specific to their operations.

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

At June 30, 2006, the Corporation's investment securities portfolio was $177.2 million, which primarily consisted of federal agency and government sponsored enterprise obligations. A total of $126.2 million (estimated fair value) of the Corporation's investment securities portfolio was classified as available for sale. All other securities were classified as held to maturity.

The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.
	At June 30,
	2006			2005			2004
	Amortized Cost	Estimated Fair Value	Percent	Amortized Cost	Estimated Fair Value	Percent	Amortized Cost	Estimated Fair Value	Percent
(Dollars in Thousands)

Held to maturity securities:
U.S. government sponsored enterprise debt securities	$ 51,028	$ 49,911	28.35%	$ 51,028	$ 50,117	21.65%	$ 59,199	$ 58,211	23.13%
U.S. government agency MBS (1)	3	3	-	4	4	-	5	7	-
Corporate bonds	-	-	-	996	1,006	0.43	2,796	2,832	1.13
Certificates of deposit	-	-	-	200	200	0.09	200	200	0.08

Total held to maturity	51,031	49,914	28.35	52,228	51,327	22.17	62,200	61,250	24.34

Available for sale securities:
U.S. government sponsored enterprise debt securities	21,846	21,264	12.08	24,838	24,399	10.54	24,831	24,315	9.66
U.S. government agency MBS	38,143	37,365	21.22	56,517	56,377	24.35	17,723	17,533	6.97
U.S. government sponsored enterprise MBS	61,455	61,249	34.79	91,144	91,748	39.62	137,517	137,329	54.58
Private issue CMO (2)	5,557	5,412	3.07	7,312	7,266	3.14	10,507	10,416	4.14
Freddie Mac common stock	6	342	0.19	6	391	0.17	12	759	0.30
Fannie Mae common stock	1	19	0.01	1	23	0.01	1	28	0.01
Other common stock	118	507	0.29	-	-	-	-	-	-

Total available for sale	127,126	126,158	71.65	179,818	180,204	77.83	190,591	190,380	75.66
Total investment securities	$178,157	$ 176,072	100.00%	$ 232,046	$ 231,531	100.00%	$ 252,791	$ 251,630	100.00%

1)	Mortgage-backed securities ("MBS")
2)	Collateralized mortgage obligations ("CMO")


As of June 30, 2006, the Corporation held investments in a continuous unrealized loss position totaling $3.1 million, consisting of the following:

	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise debt securities:
Fannie Mae	$ -	$ -	$ 6,866	$ 132	$ 6,866	$ 132
Freddie Mac	-	-	10,606	393	10,606	393
FHLB	-	-	47,816	1,061	47,816	1,061
Federal Farm Credit Banks	-	-	5,887	113	5,887	113
U.S. government agency MBS:
GNMA	22,103	358	15,262	420	37,365	778
U.S. government sponsored enterprise MBS:
Fannie Mae	18,647	66	15,375	410	34,022	476
Freddie Mae	1,369	2	-	-	1,369	2
Private issue CMO:
Washington Mutual, Inc	-	-	5,412	145	5,412	145
Total	$ 42,119	$ 426	$ 107,224	$ 2,674	$ 149,343	$ 3,100

As of June 30, 2006, the unrealized holding losses relate to a total of 57 investment securities, which consist of 26 adjustable rate MBS, three adjustable rate CMO and 28 fixed rate government sponsored enterprise debt obligations, which have been in an unrealized loss position (ranging from a deminimus percentage to 5.7% of cost) for more than 12 months. Such unrealized holding losses are the result of an increase in market interest rates during fiscal 2006 and are not the result of credit or principal risk. Based on the nature of the investments and other considerations discussed above, management concluded that such unrealized losses were not other than temporary as of June 30, 2006.


The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2006:
	Due in		Due		Due		Due		No
	One Year		After One to		After Five to		After		Stated
	or Less		Five Years		Ten Years		Ten Years		Maturity		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held to maturity securities:
U.S. government sponsored enterprise debt securities	$ 32,029	2.65%	$ 18,999	3.15%	$ -	-	$ -	-	$ -	-	$ 51,028	2.83%
U.S. government agency MBS	-	-	3	8.82%	-	-	-	-	-	-	3	8.82%
Total held to maturity	32,029	2.65%	19,002	3.15%	-	-	-	-	-	-	51,031	2.83%

Available for sale securities:
U.S. government sponsored enterprise debt securities	11,801	2.57%	9,463	3.20%	-	-	-	-	-	-	21,264	2.85%
U.S. government agency MBS	-	-	-	-	-	-	37,365	4.09%	-	-	37,365	4.09%
U.S. government sponsored enterprise MBS	2,143	4.55%	-	-	-	-	59,106	4.22%	-	-	61,249	4.23%
Private issue CMO	-	-	-	-	-	-	5,412	3.81%	-	-	5,412	3.81%
Freddie Mac common stock .	-	-	-	-	-	-	-	-	342	-	342	-
Fannie Mae common stock ..	-	-	-	-	-	-	-	-	19	-	19	-
Other common stock	-	-	-	-	-	-	-	-	507	-	507	-
Total available for sale	13,944	2.87%	9,463	3.20%	-	-	101,883	4.15%	868	-	126,158	3.91%
Total investment securities	$ 45,973	2.72%	$ 28,465	3.17%	$ -	-	$101,883	4.15%	$ 868	-	$177,189	3.60%

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

The Bank currently offers time deposits for terms not exceeding five years. As illustrated in the following table, time deposits represented 57.4% of the Bank's deposit portfolio at June 30, 2006, compared to 47.3% at June 30, 2005. At June 30, 2006, the Bank has a single depositor with an aggregate balance of $100.0 million. The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts which are subject to a heightened degree of competition (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 45 of this Form 10-K).

The following table sets forth information concerning the Bank's weighted-average interest rate of deposits at June 30, 2006.
Weighted					Percentage
Average			Minimum	Balance	of Total
Interest Rate	Term	Deposit Account Type	Amount	(In Thousands)	Deposits

		Transaction accounts:
0.00%	N/A	Checking accounts - non-interest-bearing	$ -	$ 48,776	5.32%
0.70	N/A	Checking accounts - interest-bearing	-	131,265	14.31
1.38	N/A	Savings accounts	10	181,806	19.81
1.29	N/A	Money market accounts	-	29,274	3.19

		Time deposits:
3.96	12 to 36 months	Fixed-term, variable rate	1,000	1,752	0.19
0.84	30 days or less	Fixed-term, fixed rate	1,000	39	-
2.45	31 to 90 days	Fixed-term, fixed rate	1,000	4,051	0.44
4.57	91 to 180 days	Fixed-term, fixed rate	1,000	109,236	11.90
4.09	181 to 365 days	Fixed-term, fixed rate	1,000	128,743	14.03
4.05	Over 1 to 2 years	Fixed-term, fixed rate	1,000	89,698	9.78
4.12	Over 2 to 3 years	Fixed-term, fixed rate	1,000	125,166	13.64
4.33	Over 3 to 5 years	Fixed-term, fixed rate	1,000	67,776	7.39
2.83%				$ 917,582	100.00%


The following table indicates the aggregate dollar amount of the Bank's time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2006.

Maturity Period	Amount
(In Thousands)

Three months or less	$ 117,715
Over three to six months	11,726
Over six to twelve months	24,916
Over twelve months	118,399
Total	$ 272,756

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated.
	At June 30,
	2006			2005
		Percent			Percent
		of	Increase		of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)
(Dollars In Thousands)

Checking accounts - non-interest-bearing	$ 48,776	5.32%	$ 603	$ 48,173	5.25%	$ 6,622
Checking accounts - interest-bearing	131,265	14.31	3,382	127,883	13.92	4,262
Savings accounts	181,806	19.81	(85,401)	267,207	29.09	(81,704)
Money market accounts	29,274	3.19	(11,784)	41,058	4.47	(5,800)
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	304,759	33.21	73,195	231,564	25.21	104,683
Over one to two years	128,741	14.03	62,573	66,168	7.20	(19,006)
Over two to five years	91,209	9.94	(43,316)	134,525	14.64	58,685
Over five years	-	-	-	-	-	(100)
Fixed-term, variable rate	1,752	0.19	(301)	2,053	0.22	(50)
Total	$ 917,582	100.00%	$ (1,049)	$ 918,631	100.00%	$ 67,592

Time Deposits by Rates. The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated.
	At June 30,
	2006	2005	2004
(In Thousands)

Below 1.00%	$ 151	$ 2,174	$ 40,867
1.00 to 1.99%	384	31,134	74,727
2.00 to 2.99%	31,707	153,610	78,066
3.00 to 3.99%	175,831	188,421	43,517
4.00 to 4.99%	278,574	47,588	37,816
5.00 to 5.99%	39,814	8,923	10,320
6.00 to 6.99%	-	2,460	4,463
7.00% and over	-	-	322
Total	$ 526,461	$ 434,310	$ 290,098


Time Deposits by Maturities. The following table sets forth the aggregate dollar amount of time deposits at June 30, 2006 differentiated by interest rates and maturity.

		Over One	Over Two	Over Three	After
	One Year	to	to	to	Four
	or Less	Two Years	Three Years	Four Years	Years	Total
(In Thousands)

Below 1.00%	$ 147	$ 4	$ -	$ -	$ -	$ 151
1.00 to 1.99%	340	-	-	44	-	384
2.00 to 2.99%	30,224	1,192	291	-	-	31,707
3.00 to 3.99%	90,974	66,167	13,622	3,583	1,485	175,831
4.00 to 4.99%	175,044	56,988	37,781	6,519	2,242	278,574
5.00% and over	9,141	4,948	25,725	-	-	39,814

Total	$ 305,870	$ 129,299	$ 77,419	$ 10,146	$ 3,727	$ 526,461

Deposit Activity. The following table sets forth the deposit activity of the Bank at and for the periods indicated.
	At or For the Year Ended June 30,
	2006	2005	2004
(In Thousands)

Beginning balance	$ 918,631	$ 851,039	$ 754,106

Net (withdrawals) deposits before interest credited	(23,120)	51,425	83,591
Interest credited	22,071	16,167	13,342
Net (decrease) increase in deposits	(1,049)	67,592	96,933

Ending balance	$ 917,582	$ 918,631	$ 851,039

Borrowings. The FHLB - San Francisco functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB - San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate, maturity, terms and conditions. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank utilizes advances from the FHLB - San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk. The FHLB - San Francisco has, from time to time, served as the Bank's primary borrowing source. Advances from the FHLB - San Francisco are typically secured by the Bank's single-family residential first mortgages, multi-family and commercial real estate loans. Total mortgage loans pledged to the FHLB - San Francisco were $737.3 million at June 30, 2006 as compared to $515.4 million at June 30, 2005. In addition, the Bank pledged investment securities totaling $54.6 million at June 30, 2006 as compared to $128.5 million at June 30, 2005 to collateralize its FHLB - San Francisco advances under the Securities-Backed Credit ("SBC") facility. At June 30, 2006, the Bank had $546.2 million of borrowings from the FHLB - San Francisco with a weighted-average rate of 4.53%, of which $54.5 million was under the SBC facility. Such borrowings mature between 2006 and 2021.

In addition, the Bank has a borrowing arrangement in the form of a federal funds facility with its correspondent bank in the amount of $60.0 million. As of June 30, 2006, the Bank had no outstanding correspondent bank advances as compared to $10.0 million at a rate of 3.39% as of June 30, 2005.


The following table sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:
	At or For the Year Ended June 30,
	2006	2005	2004
(Dollars In Thousands)

Balance outstanding at the end of period:
FHLB - San Francisco advances	$ 546,211	$ 550,845	$ 324,877
Correspondent bank advances	$ -	$ 10,000	-

Weighted average rate at the end of period:
FHLB - San Francisco advances	4.53%	3.95%	4.01%
Correspondent bank advances	-	3.39%	-

Maximum amount of borrowings outstanding at any month end:
FHLB - San Francisco advances	$ 572,342	$ 550,845	$ 385,385
Correspondent bank advances	$ -	$ 10,000	-

Average short-term borrowings during the period (1)
With respect to:
FHLB - San Francisco advances	$ 121,950	$ 135,708	$ 97,638
Correspondent bank advances	$ 205	$ 334	-

Weighted average short-term borrowing rate during the period (1)
With respect to:
FHLB - San Francisco advances	4.11%	2.84%	2.42%
Correspondent bank advances	3.46%	2.05%	-

(1) Borrowings with a remaining term of 12 months or less.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank's investment in its service corporations did not exceed these limits at June 30, 2006.

The Bank has three wholly owned subsidiaries; Provident Financial Corp ("PFC"), Profed Mortgage, Inc., and First Service Corporation. PFC's current activities include: (i) acting as trustee for the Bank's real estate transactions and (ii) holding real estate for investment. The real estate investment of PFC is six acres of land in Riverside, California with a book value of $653,000 as of June 30, 2006. Profed Mortgage, Inc., which formerly conducted the Bank's mortgage banking activities, and First Service Corporation are currently inactive. At June 30, 2006, the Bank's investment in its subsidiaries was $841,000.

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Corporation and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.


Legislation is introduced from time to time in the United States Congress that may affect the Corporation's and the Bank's operations. In addition, the regulations governing the Corporation and the Bank may be amended from time to time by the OTS. Any such legislation or regulatory changes could adversely affect the Corporation and the Bank and no prediction can be made as to whether any such changes may occur.

General

The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as its insurer of deposits. The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the FDIC to evaluate the Bank's safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation and the Bank and their operations. The Corporation, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the OTS. The Corporation is also subject to the rules and regulations of the Securities and Exchange Commision ("SEC") under the federal securities laws. See "-- Savings and Loan Holding Company Regulations."

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

All savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's annual OTS assessment for the fiscal year ended June 30, 2006 was $311,000.

Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At June 30, 2006, the Bank's limit on loans to one borrower was $21.2 million. At June 30, 2006, the Bank's largest loan commitment to a single borrower was $8.5 million. Of this commitment, $683,000 has been disbursed in the form of single-family tract construction loan, which is performing according to its original terms.


The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

Federal Home Loan Bank System. The Bank is a member of the FHLB - San Francisco, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At June 30, 2006, the Bank had $546.2 million of outstanding advances from the FHLB - San Francisco under an available credit facility of $624.7 million, which is limited to available collateral. See "Business - Deposit Activities and Other Sources of Funds - Borrowings."

As a member, the Bank is required to purchase and maintain stock in the FHLB - San Francisco. At June 30, 2006, the Bank had $37.6 million in FHLB - San Francisco stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB - San Francisco stock. The average dividend yield for fiscal 2006 and 2005 was 4.78% and 4.41%, respectively. There is no guarantee that the FHLB - San Francisco will maintain its dividend at these levels.

Under federal law, the FHLB is required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

Federal Deposit Insurance Reform Act of 2005. The Federal Deposit Insurance Reform Act of 2005 ("Reform Act") was signed into law on February 8, 2006 and amended current laws regarding the federal deposit insurance system. Pursuant to the Reform Act, the FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund into one deposit insurance fund, the DIF, on March 31, 2006. The new legislation also abolished the prior minimum 1.25% reserve ratio and the mandatory assessments when the ratio falls below 1.25%. Under the Reform Act, the FDIC, at the beginning of each year, has the flexibility to adjust the DIF's reserve ratio between 1.15% and 1.50% depending upon a variety of factors, including projected losses, economic considerations and assessment rates.

Pursuant to the Reform Act, effective April 1, 2006, deposit insurance coverage limits were increased from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts, including Keogh accounts and "457 plan" accounts, among others. The current $100,000 limit continues to apply to individual accounts and municipal deposits; however, the Reform Act authorizes the FDIC to review all levels of insurance coverage every five years beginning in 2011, and index such insurance coverage to inflation. Additionally, under the Reform Act, undercapitalized financial institutions are restricted from accepting employee benefit plan deposits. Certain one-time deposit premium assessment credits are also authorized under the Reform Act, and regulations related to the allotment of such credits have recently been issued by the FDIC. To date, however, the credit program has not been finalized and the credits will not be rebated but instead may be applied against premiums at any time, subject to limited exceptions.

The Reform Act also provides that the FDIC must promulgate final regulations implementing the Reform Act no later than 270 days after its enactment, or by November 5, 2006. Because the FDIC has not promulgated these final regulations, it is difficult to predict the effect, if any, such regulations will have on the Bank's operations.

Insurance of Accounts and Regulation by the FDIC. The Bank is a member of the DIF, which is administered by the FDIC. The FDIC insures deposits up to the applicable limits and this insurance is backed by the full faith and


credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premiums while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premiums. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. The Reform Act authorizes the FDIC to revise its current risk-based system, subject to public notice and comment, although no deadline was given by Congress for the creation or implementation of such regulations.

DIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended March 31, 2006, the FICO assessment was equal to 1.32 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution is considered to be "undercapitalized" if it has a ratio of total capital to risk-weighted assets of less than 8.0%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4.0%, or a ratio of core capital to total assets of less than 4.0% (3.0% or less for institutions with the highest examination rating). An institution that has a total risk-based capital ratio less than 6.0%, a Tier I capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to total assets ratio equal to or less than 1.5% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. "Significantly undercapitalized" and "critically undercapitalized" institutions are subject to more extensive mandatory regulatory actions. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2006, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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


Qualified Thrift Lender Test. All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its total assets as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments.

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments." As of June 30, 2006, the Bank maintained 83.76% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Capital Requirements. The OTS's capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier I) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At June 30, 2006, the Bank met each of these capital requirements. For additional information, see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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


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

The OTS may determine that the continuation by a savings institution of its ownership, control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the savings institution or is inconsistent with sound banking practices or with the purposes of the Federal Deposit Insurance Act. Based upon that determination, the FDIC or the OTS has the authority to order the savings institution to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the DIF. If so, it may require that no DIF member engage in that activity directly.

Transactions with Affiliates. The Bank's authority to engage in transactions with "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board's Regulation W. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. The Corporation and its non-savings institution subsidiaries would be affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities such person's control is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

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


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

Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA"), which was enacted in 1999, modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The Bank is subject to OTS regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

Anti-Money Laundering and Customer Identification. Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In March 2006, Congress re-enacted certain expiring provisions of the USA Patriot Act.

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


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

If the Bank fails the QTL test, the Corporation must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies. See "Federal Regulation of Savings Institutions - Qualified Thrift Lender Test" on page 33 of this Form 10-K.

Sarbanes-Oxley Act. The Sarbanes-Oxley Act was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, including the Corporation.

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

Tax Bad Debt Reserves. As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995. Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method. Instead, the Bank will be permitted to deduct as bad debt expense its specific charge-offs during the taxable year. In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post-1987 additions to their bad debt tax reserves. As of the effective date of the legislation, the Bank had no post-1987 additions to its bad debt tax reserves. As of June 30, 2006, the Bank's total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million. Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a "non-dividend distribution" as defined below.

Distributions. To the extent that the Bank makes "non-dividend distributions" to the Corporation that are considered as made from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be


included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "Limitation on Capital Distributions" on page 33 of this Form 10-K for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve. During fiscal 2006, the Bank declared and paid cash dividends to the Corporation of $6.0 million while the Corporation declared and paid cash dividends to the shareholders of $4.1 million.

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

Non-Qualified Compensation Tax Benefits. During fiscal 2006, 1,452 shares of common stock under the Management Recognition Plan ("MRP") were distributed to non-employee members of the Corporation's Board of Directors in accordance with previous awards and consistent with the vesting schedule. Also, 256,289 common stock option contracts to purchase shares of the Corporation's common stock were exercised as non-qualified stock option contracts during fiscal 2006. The federal tax benefit from the non-qualified compensation in fiscal 2006 was $1.9 million.

Other Matters. The Internal Revenue Service has audited the Bank's income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.

State Taxation

California. The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank). At June 30, 2006, the Corporation's net state tax rate was 7.2%. Bad debt deductions are available in computing California franchise taxes using the specific charge-off method. The Bank and its California subsidiaries file California franchise tax returns on a combined basis. The Corporation will be treated as a general corporation subject to the general corporate tax rate. The state tax benefit from the non-qualified compensation in fiscal 2006, as described under the Federal Taxation section, was $655,000.

Delaware. As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.


EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank.
		Position
Name	Age (1)	Corporation	Bank
Craig G. Blunden	58	Chairman, President and	Chairman, President and
		Chief Executive Officer	Chief Executive Officer

Lilian Brunner-Salter	51	-	Senior Vice President
			Chief Information Officer

Thomas "Lee" Fenn	57	-	Senior Vice President
			Chief Lending Officer

Richard L. Gale	55	-	Senior Vice President
			Provident Bank Mortgage

Kathryn R. Gonzales (2)	48	-	Senior Vice President
			Retail Banking

Donavon P. Ternes	46	Chief Financial Officer	Senior Vice President
		Corporate Secretary	Chief Financial Officer
			Corporate Secretary

_________________
(1)	As of June 30, 2006.
(2)	Joined the Bank on August 7, 2006.

Biographical Information

Set forth below is certain information regarding the executive officers of the Corporation and the Bank. There are no family relationships among or between the executive officers.

Craig G. Blunden has been associated with the Bank since 1974 and has held his current positions at the Bank since 1991 and as President and Chief Executive Officer of the Corporation since its formation in 1996. Mr. Blunden also serves on the Board of Directors of the FHLB - San Francisco, the Riverside Economic Development Corporation, and is Vice Chairman of the Board of the Greater Riverside Chamber of Commerce. On January 1, 2005, Mr. Blunden was appointed to a two-year term on the Thrift Institutions Advisory Council by the Federal Reserve Board.

Lilian Brunner-Salter, who joined the Bank in 1993, was general auditor prior to being promoted to Chief Information Officer in 1997. Prior to joining the Bank, Ms. Brunner-Salter was with Home Federal Bank, San Diego, California for 17 years and held various positions in information systems, auditing and accounting.

Thomas "Lee" Fenn joined the Bank as Senior Vice President and Chief Lending Officer on July 31, 2003. Prior to joining the Bank, Mr. Fenn was a Senior Vice President and Regional Manager of First Bank & Trust, Huntington Beach, California, a state chartered commercial bank, for six years and was responsible for managing commercial real estate originations, sales to the secondary market, commercial underwriting, sales training for 50 retail offices in California, and the asset based lending division.

Richard L. Gale, who joined the Bank in 1988, has served as President of the Provident Bank Mortgage division since 1989. Mr. Gale has held his current position with the Bank since 1993.

Kathryn R. Gonzales joined the Bank as Senior Vice President of Retail Banking on August 7, 2006. Prior to joining the Bank, Ms. Gonzales was with Bank of America where she was responsible for working with under-performing branches and re-energizing their business development capabilities. Prior to that she was with Arrowhead Central Credit Union where she was responsible for 25 retail branches and oversaw their significant deposit growth. Her experience includes retail branch sales development, branch operations, development of


business related products and services, and commercial lending.

Donavon P. Ternes joined the Bank as Senior Vice President and Chief Financial Officer on November 1, 2000. Prior to joining the Bank, Mr. Ternes was the President, Chief Executive Officer, Chief Financial Officer and Director of Mission Savings and Loan Association, a financial institution located in Riverside, California for over 11 years.

Item 1A. Risk Factors

We assume and manage a certain degree of risk in order to conduct our business strategy. In addition to the risk factors described below, other risks and uncertainties not specifically mentioned, or that are currently known to, or deemed by, management to be immaterial also may materially and adversely affect our financial position, results of operation and/or cash flows. Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this Form 10-K. If any of the circumstances described in the following risk factors actually occur to a significant degree, the value of our common stock could decline, and you could lose all or part of your investment.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investment securities and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 17 times, from 1.00% to 5.25%, and the most recent interest rate increase was on June 29, 2006. While these short-term market interest rates have increased the pricing of our loans, it has been more than offset by the rise in our funding costs. In a sustained rising interest rate environment the asset yields may not match rising funding costs, which may negatively impact interest margins. A sustained falling interest rate environment would positively impact margins.

We manage our assets and liabilities in order to achieve long-term profitability while limiting our exposure to the fluctuation of interest rates. We anticipate periodic imbalances in the interest rate sensitivity of our assets and liabilities and the relationship of various interest rates to each other. At any reporting period, we may have earning assets which are more sensitive to changes in interest rates than interest-bearing liabilities, or vice versa. The fluctuation of market interest rates can materially affect our net interest spread, interest margin, loan originations, deposit volumes and overall profitability. In addition, we may have valuation risk in measuring our interest rate risk position. The valuation risk is attributable to calculation methods (modeling risks) and assumptions used in the model, including loan prepayments and forward interest rates.

Our mortgage banking business is subject to additional interest rate risk. For instance, rising interest rates may lower the loan origination volume thereby reducing the gain on sale of loans. Additionally, since the loan origination volume is hedged against interest rate fluctuations with forward loan sale commitments and put option contracts, rising or falling interest rates may alter the actual loan origination volume such that the hedges are insufficient to protect our profitability margins. Also, we cannot be assured that the value of the instruments we use


to hedge our loan origination volume will react to the interest rate fluctuations in the same manner as the value of the loan origination commitments which may also significantly impact profitability.

For further information on our interest rate risks, see the discussion included in "Item 7A. Quantitative and Qualitative Disclosure About Market Risks" on page 58 of this Form 10-K.

We are subject to credit risks in connection with our lending practices.

We are subject to credit risk in connection with our loans held for investment, loans available for sale, receivable from sale of loans, investment securities and in connection with the mortgage banking activities, particularly in the sale of loans (counter-party risk). We have established stringent underwriting policies to mitigate this risk for the purpose of determining the credit worthiness of each borrower. To assist us in this endeavor, we have established the Internal Asset Review Committee and Quality Assurance Department. The Internal Asset Review Committee manages the exposure to credit losses in each of these business operations, including the adequacy of allowance for loan losses; while Quality Assurance Department verifies the existence, authenticity, completeness, and accuracy of legal, compliance and credit documentation, and the quality of real property appraisals, and underwriting decisions for loan originations.

Additionally, multi-family and commercial real estate loans bear higher credit risk as compared to single-family mortgage loans. These loans are typically secured by properties that are generally greater in amount, more difficult to evaluate and monitor and are susceptible to default as a result of changes in general economic conditions and, therefore, involve a greater degree of risk than single-family mortgage loans. Since payments on loans secured by multi-family and commercial real estate are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. Our multi-family and commercial real estate loans are primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego Counties.

Our non-traditional or "Alt-A" loans include interest-only loans, stated-income loans and more than 30-year amortization loans and bear higher credit risk. In the case of interest-only loans a borrower's payment is subject to change in the future when the loan converts to a fully-amortizing status. Since the payment may increase by a substantial amount there is no assurance that the borrower will be able to afford the increased monthly payment. In the case of stated income loans a borrower may misrepresent his income or source of income (which we have not verified) in order to obtain the loan. The borrower may not have sufficient income to qualify for the loan amount and may not be able to make the monthly loan payment. In the case of more than 30-year amortization loans the term of the loan requires many more monthly payments from the borrower (ultimately increasing the cost of the home) and subjects the loan to more interest rate cycles, economic cycles and employment cycles which increases the possibility that the borrower is negatively impacted by one of these cycles and is no longer willing or able to meet his monthly payment obligations.

Our funding sources may prove insufficient to replace deposits and support our future growth.

We rely on customer deposits and advances from the FHLB - San Francisco and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB - San Francisco or market conditions were to change. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

Although we consider such sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.


Our profitability depends significantly on economic conditions in the State of California.

Our success depends primarily on the general economic conditions of the State of California and the specific local markets in which we operate. Adverse economic conditions unique to the California markets could have a material adverse effect on our financial condition and results of operations. Further, a significant decline in general economic conditions, caused by inflation, recession, unemployment, changes in securities markets or other factors could impact our state and local markets and, in turn, also have a material adverse effect on our financial condition and results of operations. Of particular concern are the rising real estate values, which may prove unsustainable in our current rising interest rate environment and may lead to higher loan losses since the majority of our loans are secured by real estate located within California. Similarly, if California were to experience significant declines in real estate values, this decline may inhibit our ability to recover on defaulted loans by selling the underlying real estate.

Competition with other financial institutions could adversely affect our profitability.

The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility. Our competitors sometimes are also able to offer more services, more favorable pricing or greater customer convenience than we do. In addition, our competition has grown from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect additional institutions to try to exploit our market.

Technological developments have allowed competitors including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in our industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

The loss of key members of our senior management team could adversely affect our business.

We believe that our success depends largely on the efforts and abilities of our senior management. Their experience and industry contacts significantly benefit us. The competition for qualified personnel in the financial services industry is intense, and the loss of any of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.

We are subject to extensive government regulation and supervision.

We are subject to extensive federal and state regulation and supervision, primarily through the Bank and certain non-bank subsidiaries. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. For further information, see "Item 1. Business - REGULATION" on page 29 of this Form 10-K.


We rely heavily on the proper functioning of our technology.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We rely on third-party service providers for much of our communications, information, operating and financial control systems technology. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality, as found in our existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have an adverse effect on our business.

Terrorist activities could cause reductions in investor confidence and substantial volatility in real estate and securities markets.

It is impossible to predict the extent to which terrorist activities may occur in the United States or other regions, or their effect on a particular security issue. It is also uncertain what effects any past or future terrorist activities and/or any consequent actions on the part of the United States government and others will have on the United States and world financial markets, local, regional and national economics, and real estate markets across the United States. Among other things, reduced investor confidence could result in substantial volatility in securities markets, a decline in general economic conditions and real estate related investments and an increase in loan defaults. Such unexpected losses and events could materially affect our results of operations.

We rely on dividends from subsidiaries for most of our revenue.

Provident Financial Holdings, Inc is a separate and distinct legal entity from its subsidiaries. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits.

In connection with the enactment of the Sarbanes-Oxley Act of 2002 and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management's assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting,


which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

Changes in accounting standards may affect our performance.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.

Earthquakes and other natural disasters in our primary market area may result in material losses because of damage to collateral properties and borrowers' inability to repay loans.

Since our geographic concentration is in Southern California, we are subject to earthquakes and other natural disasters. A major earthquake or other natural disaster may disrupt our business operations for an indefinite period of time and could result in material losses to our operations, although we have not experienced any losses in the past five years as a result of earthquake damage or other natural disaster to collateral securing loans. In addition to possibly sustaining damage to our own property, a substantial number of our borrowers would likely incur property damage to the collateral securing their loans. Although we are in an earthquake prone area, we and other lenders in the market area may not require earthquake insurance as a condition of making a loan. Additionally, if the collateralized properties are only damaged and not destroyed to the point of total insurable loss, borrowers may suffer sustained job interruption or job loss, which may materially impair their ability to meet the terms of their loan obligations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At June 30, 2006, the net book value of the Bank's property (including land and buildings) and its furniture, fixtures and equipment was $6.9 million. The Bank's home office is located in Riverside, California. Including the home office, the Bank has 12 retail banking offices, 11 of which are located in Riverside County in the cities of Riverside (4), Moreno Valley, Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe and one is located in Redlands, San Bernardino County, California. The Bank owns eight of the retail banking offices and four are leased. The leases expire from 2009 to 2013. The Bank also has 12 stand-alone loan production offices, which are located in Carlsbad, Corona, Diamond Bar, Glendora, Huntington Beach, La Quinta, Rancho Cucamonga, Riverside (2), San Diego, Torrance and Vista, California. All of these offices are leased, except one in Riverside. The leases expire from 2006 to 2010.

Item 3. Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues in the ordinary course of and incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2006.


PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the Nasdaq Stock Market LLC under the symbol PROV. The following table provides the high and low stock prices for PROV during the last two fiscal years. As of June 30, 2006, there were approximately 338 registered stockholders of record.
	First	Second	Third	Fourth
	(Ended September 30)	(Ended December 31)	(Ended March 31)	(Ended June 30)

2006 Quarters:
High	$ 30.92	$ 28.03	$ 32.69	$ 33.15
Low	$ 26.92	$ 25.04	$ 25.40	$ 27.09

2005 Quarters:
High	$ 29.40	$ 29.58	$ 30.96	$ 29.93
Low	$ 22.30	$ 26.00	$ 27.44	$ 25.60

The Corporation adopted a quarterly cash dividend policy on July 24, 2002. Quarterly dividends of $0.14, $0.14, $0.15 and $0.15 per share were paid for the quarters ended September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006, respectively. Quarterly dividends of $0.10, $0.14, $0.14 and $0.14 per share were paid for the quarters ended September 30, 2004, December 31, 2004, March 31, 2005 and June 30, 2005, respectively. Future declarations or payments of dividends will be subject to the approval of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. See "Item 1. Business - Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions" on page 33 of this Form 10-K. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

The Corporation continues to repurchase its common stock consistent with Board approved stock repurchase plans. A total of 347,840 shares were purchased under the June 2005 stock repurchase program, at an average cost of $28.43 per share and on May 23, 2006, the Corporation announced a new plan regarding the repurchase of five percent of its common stock or approximately 350,558 shares. As of June 30, 2006, 331,229 shares were available for future purchase, under the May 2006 stock repurchase program.


The table below sets forth information regarding the Corporation's purchases of its common stock during the fourth quarter of fiscal 2006.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2006 - April 30, 2006	15,000	$ 29.17	15,000	114,235
May 1, 2006 - May 31, 2006	131,448	29.72	131,448	333,345	(1)
June 1, 2006 - June 30, 2006	2,116	28.15	2,116	331,229
Total	148,564	$ 29.65	148,564	331,229

(1)  On May 23, 2006, the Corporation announced a new stock repurchase plan of 350,558 shares.

Item 6. Selected Financial Data

The information contained under the heading captioned "Financial Highlights" is included in the Corporation's Annual Report to Shareholders filed as Exhibit 13 to this report on Form 10-K and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Corporation's Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

General

Management's discussion and analysis of financial condition and results of operations are intended to assist in understanding the financial condition and results of operations of the Corporation. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Provident Savings Bank, F.S.B., is a wholly owned subsidiary of Provident Financial Holdings, Inc. and as such, comprises substantially all of the activity for Provident Financial Holdings, Inc.

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Corporation's ability to access cost-effective funding, the general business environment, the direction of future interest rates and the Corporation's ability to successfully manage the risks associated with fluctuations in interest rates, the California real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes, labor market competitiveness, and other risks detailed in the Corporation's reports filed with the SEC.


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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) SFAS No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogeneous loans, (ii) a specific valuation allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see "Comparison of Operating Results for the Years Ended June 30, 2006 and 2005 - Provision for Loan Losses" on page 50 of this Form 10-K.

Interest is generally not accrued on any loan when its contractual payments are more than 90 days delinquent. In addition, interest is not recognized on any loan where management has determined that collection is not reasonably assured. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.

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

Executive Summary and Operating Strategy

Provident Savings Bank, F.S.B. established in 1956 is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Bank conducts its business operations as Provident Bank, Provident Bank Mortgage and through its subsidiary, Provident Financial


Corp. The business activities of the Corporation, primarily through the Bank and its subsidiary, consist of community banking, mortgage banking, and to a lessor degree, investment services and real estate operations.

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans. Additionally, certain fees are collected from depositors for services provided to them such as non-sufficient fund fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, and wire transfer fees, among others. The primary source of income in community banking is net interest income, which is the difference between the interest income produced by loans and investment securities, and the interest expense produced by interest-bearing deposits and borrowed funds. During the next three years the Corporation intends to increase the community banking business by growing total assets; restructure the balance sheet by decreasing the percentage of investment securities to total assets and increasing the percentage of loans held for investment to total assets; decrease the concentration of single-family mortgage loans within its loans held for investment; and increase the concentration of multi-family, commercial real estate, construction and commercial business loans. In addition, over time, the Corporation also intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of checking and savings accounts. This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.

Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences. The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process. During the next three years the Corporation intends to concentrate on high margin mortgage banking products such as alt-A fixed rate, alt-A adjustable rate and second trust deed loans. By doing so, the Corporation believes that it can maintain its gain on sale margin at approximately the same levels experienced during the prior year.

Investment services primarily consist of selling alternative investment products such as annuities and mutual funds to our depositors. Real estate operations primarily consist of deriving net rental income from tenants that occupy the Corporation's real estate held for investment. In the foreseeable future, real estate operations will not contribute meaningful revenue as a result of the sale of the commercial office building in November 2005. Each of these businesses generates a relatively small portion of the Corporation's net income.

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation's control, including: changes in accounting principles and changes in regulation, among others. The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity management. The current economic environment presents heightened risk for the Corporation primarily with respect to rising short-term interest rates and an increased concern that rising real estate values are unsustainable. Rising short-term interest rates have led to a flatter yield curve placing pressure on the Corporation's net interest margin since the Corporation's assets are generally priced at the intermediate or long end of the yield curve and interest-bearing liabilities are generally priced at the short end of the yield curve. Rising real estate values may prove unsustainable which may lead to higher loan losses since the majority of the Corporation's loans are secured by real estate located within California. Significant declines in California real estate may inhibit the Corporation's ability to recover on defaulted loans by selling the underlying real estate.

Commitments and Derivative Financial Instruments

The Corporation conducts a portion of its operations in leased facilities under non-cancelable agreements classified as operating leases (see Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for a schedule of minimum rental payments and lease expenses under such operating leases). For information regarding the Corporation's commitments and derivative financial instruments, see Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.


Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation's contractual obligations at June 30, 2006 and the effect such obligations are expected to have on the Corporation's liquidity and cash flows in future periods:

	Payments Due by Period
	1 Year	Over 1 to	Over 3 to	Over
(In Thousands)	or Less	3 Years	5 Years	5 Years	Total
Operating lease obligations	$ 1,019	$ 1,605	$ 781	$ 184	$ 3,589
Time deposits	320,561	216,245	14,278	-	551,084
FHLB - San Francisco advances	174,920	187,386	174,381	69,503	606,190
Total	$ 496,500	$ 405,236	$ 189,440	$ 69,687	$1,160,863

The expected obligations for time deposits and FHLB - San Francisco advances include anticipated interest accruals based on respective contractual terms.

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, forward loan sale agreements to third parties and commitments to purchase investment securities. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition included in Item 8 of this Form 10-K. The Corporation's exposure to credit loss, in the event of non-performance by the other party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments. As of June 30, 2006 and 2005, these commitments were $86.8 million and $97.3 million, respectively.

Comparison of Financial Condition at June 30, 2006 and June 30, 2005

Total assets decreased $9.6 million, or 1%, to $1.62 billion at June 30, 2006 from $1.63 billion at June 30, 2005 primarily as a result of decreases in cash and cash equivalents, investment securities, receivable from sale of loans and real estate held for investment, partly offset by an increase in loans held for investment.

Cash and cash equivalents decreased $9.5 million, or 37%, to $16.4 million at June 30, 2006 from $25.9 million at June 30, 2005 and was attributable to lower balance requirements at the Corporation's correspondent bank and lower federal funds sold. The balance of federal funds sold varies depending on loan sale settlements and/or unfunded loans late in the day, which cannot be accounted for prior to borrowing deadlines.

Total investment securities decreased $55.2 million, or 24%, to $177.2 million at June 30, 2006 from $232.4 million at June 30, 2005. During fiscal 2006, a total of $4.2 million of investment securities matured and $49.5 million of the reduction was the result of mortgage-backed securities principal payments. The principal reduction of mortgage-backed securities was primarily attributable to mortgage prepayments and the normal principal payments of the underlying mortgage loans. During fiscal 2006, no investment securities were called or purchased.

Loans held for investment increased $131.1 million, or 12%, to $1.26 billion at June 30, 2006 from $1.13 billion at June 30, 2005 primarily as a result of originating and purchasing $624.5 million of loans held for investment, which was partly offset by $476.2 million of loan prepayments. These prepayments were attributable to the continued high volume of refinance activity during fiscal 2006 in connection with increasing short-term interest rates and a relatively low long-term mortgage interest rate environment.

During fiscal 2006, the Bank originated approximately $1.75 billion in new loans, primarily through PBM, and purchased $111.7 million in loans from other financial institutions. A total of $1.26 billion of loans were sold during fiscal 2006. The PBM loan production is sold primarily servicing released, except those loans sold to FHLB


- San Francisco under the MPF program. The total loan origination volume was achieved as a result of relatively favorable real estate market conditions and relatively favorable long-term mortgage interest rates, despite higher short-term interest rates and a more competitive environment. The outstanding balance of loans held for sale decreased to $4.7 million at June 30, 2006 from $5.7 million at June 30, 2005. The outstanding balance of loans held for sale is largely dependent on the timing of loan fundings and loan sales.

The receivable from sale of loans decreased $67.9 million, or 40%, to $99.9 million at June 30, 2006 from $167.8 million at June 30, 2005, resulting from the timing difference between loan sales and loan sale settlements.

Real estate held for investment decreased $9.2 million, or 93%, to $653,000 at June 30, 2006 from $9.9 million at June 30, 2005, resulting from the sale of the commercial building in November 2005. The remaining real estate held for investment is approximately six acres of land located in Riverside, California, which was committed for sale in March and settled in July 2006.

Total liabilities decreased $22.8 million, or 2%, to $1.49 billion at June 30, 2006 from $1.51 billion at June 30, 2005 as a result of decreases in customer deposits and borrowings. Total deposits decreased $1.0 million to $917.6 million at June 30, 2006 from $918.6 million at June 30, 2005. Although the Bank continued its emphasis on expanding customer relationships, particularly in transaction accounts, increases in short-term interest rates during fiscal 2006 became a catalyst for depositors to move their funds from savings accounts to time deposits to take advantage of higher yields. Transaction accounts decreased $93.2 million, or 19%, to $391.1 million at June 30, 2006 from $484.3 million, primarily in savings and money market accounts. Time deposits increased $92.2 million, or 21%, to $526.5 million at June 30, 2006 from $434.3 million at June 30, 2005.

Borrowings, comprised primarily of FHLB - San Francisco advances, decreased $14.6 million, or 3%, to $546.2 million at June 30, 2006 from $560.8 million at June 30, 2005. FHLB - San Francisco advances were primarily used to supplement the funding needs of the Bank, to the extent that a decrease in deposits and a decrease in investment securities did not meet loan funding requirements.

Total stockholders' equity increased $13.2 million, or 11%, to $136.2 million at June 30, 2006 from $123.0 million at June 30, 2005. The increase in stockholders' equity during fiscal 2006 was primarily attributable to earnings in fiscal 2006, allocation of contributions to ESOP, the exercise of stock options and the related tax benefits, partly offset by share repurchases and cash dividends to shareholders. During fiscal 2006, a total of 403,632 shares of stock options were exercised with an average strike price of $7.27 and the associated tax benefit from non-qualified equity compensation of $2.6 million was recognized. The Corporation repurchased 368,605 shares of common stock, or approximately 5% of its outstanding shares, at an average price of $28.43 per share, totaling $10.5 million during fiscal 2006. During fiscal 2006, the Corporation declared and distributed cash dividends to its shareholders of $4.1 million, or $0.58 per share. The Corporation's book value per share increased to $19.48 at June 30, 2006 from $17.68 at June 30, 2005.

Comparison of Operating Results for the Years Ended June 30, 2006 and 2005

General. The Corporation had net income of $20.5 million, or $2.98 per diluted share, for the year ended June 30, 2006, as compared to $18.7 million, or $2.64 per diluted share, for the year ended June 30, 2005. The $1.8 million increase in net income in fiscal 2006 was primarily attributable to increases in net interest income and non-interest income, partly offset by an increase in non-interest expense.

Net Interest Income. Net interest income before provision for loan losses increased $1.6 million, or 3.8%, to $44.1 million in fiscal 2006 from $42.5 million in fiscal 2005. This increase resulted principally from an increase in average earning assets, partly offset by a decrease in net interest margin. The average balance of earning assets increased $96.0 million, or 6.7%, to $1.53 billion in fiscal 2006 from $1.44 billion in fiscal 2005. The average net interest margin declined nine basis points to 2.87% in fiscal 2006 from 2.96% in fiscal 2005.

Interest Income. Interest income increased $11.1 million, or 14.7%, to $86.6 million in fiscal 2006 from $75.5 million in fiscal 2005. The increase in interest income was primarily a result of increases in the average balance and the average yield of earning assets. The increase in average assets was primarily attributable to the increase in loans


receivable, which was partly offset by the decrease in investment securities. Total originations of loans held for investment, including loan purchases, were $624.5 million, while total loan prepayments were $476.2 million in fiscal 2006. The increase in the average yield on earning assets was the result of increases in the average yield of loans receivable, investment securities, FHLB - San Francisco stock and federal funds investment during fiscal 2006. Average yield on loans receivable increased 30 basis points to 6.04% in fiscal 2006 from 5.74% in fiscal 2005. The increase in the average loan yield was primarily the result of higher mortgage interest rates during fiscal 2006 and the mix of loans held for investment. The average yield on investment securities increased 14 basis points to 3.36% in fiscal 2006 from 3.22% in fiscal 2005. The increase in the average yield of investment securities was primarily attributable to lower amortization of premiums resulting from lower MBS principal prepayments. The average yield on FHLB - San Francisco stock increased 37 basis points to 4.78% in fiscal 2006 from 4.41% in fiscal 2005. The increase in the average yield of FHLB - San Francisco stock was the result of the higher dividend received from the FHLB - San Francisco.

Interest Expense. Interest expense increased $9.6 million, or 29.1%, to $42.6 million in fiscal 2006 from $33.0 million in fiscal 2005. The increase in interest expense was attributable to the increases in the average cost and average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities increased 55 basis points to 3.00% in fiscal 2006 from 2.45% in fiscal 2005. The average cost of deposits increased 60 basis points to 2.37% in fiscal 2006 from 1.77% in fiscal 2005. The increase in the average cost of deposits was the result of the increase in short-term interest rates during fiscal 2006, maturities of lower costing time deposits and the change in the deposit mix toward higher costing time deposits. The average balance of deposits increased $20.5 million, or 2.2%, to $932.6 million in fiscal 2006 from $912.1 million in fiscal 2005. The average cost of borrowings, primarily FHLB - San Francisco advances, increased 32 basis points to 4.22% in fiscal 2006 from 3.90% in fiscal 2005. The increase in FHLB - San Francisco advances was primarily attributable to increases in interest rates during fiscal 2006. The average maturity of FHLB - San Francisco advances decreased to 30 months at June 30, 2006 from 36 months at June 30, 2005. The average balance of FHLB - San Francisco advances increased $54.1 million, or 12.5%, to $485.5 million in fiscal 2006 from $431.4 million in fiscal 2005.

Provision for Loan Losses. Loan loss provisions in fiscal 2006 were $1.1 million as compared to $1.6 million in fiscal 2005. The decrease in fiscal 2006 was primarily a result of lower growth of loans held for investment and a revision in the methodology used to calculate the allowance for loan losses. The decrease was partly offset by a higher mix of preferred loans (which includes multi-family, commercial real estate, construction and commercial business loans), which generally have higher loan loss provisions. The loans held for investment increased $131.1 million (from $1.13 billion to $1.26 billion) in fiscal 2006 as compared to $269.4 million (from $862.5 million to $1.13 billion) in fiscal 2005. Preferred loans as a percentage of loans held for investment increased to 34% at June 30, 2006 from 28% at June 30, 2005.

Total classified assets (including assets designated as special mention) increased by $571,000 to $9.3 million at June 30, 2006 from $8.8 million at June 30, 2005. The allowance for loan losses was $10.3 million, or 0.81% of gross loans held for investment at June 30, 2006 as compared to $9.2 million, or 0.81% of gross loans held for investment at June 30, 2005. The allowance for loan losses as a percentage of non-performing loans at the end of fiscal 2006 was 407.7%, as compared to 1,561.9% at the end of fiscal 2005.

Consistent with its current operating strategy, the Corporation intends for the fastest growing segments of loans held for investment to be commercial real estate, multi-family and construction loans. These loans generally have greater risk than single-family mortgage loans. Management believes that the current provision for loan losses is prudent based upon the loans held for investment composition, historic loss experience and current economic conditions. As changes occur regarding the risk profile of the Corporation's loans held for investment, management may increase or decrease the provision for loan losses.

Non-Interest Income. Total non-interest income increased $1.8 million, or 7.4%, to $26.2 million in fiscal 2006 from $24.4 million in fiscal 2005. The increase in non-interest income was primarily attributable to the gain on sale of real estate, an increase in loan servicing and other fees and an increase in deposit account fees, partly offset by decreases in gain on sale of loans and gain on sale of investment securities.

In November 2005, the Corporation sold its commercial building in downtown Riverside, California for a pre-tax gain of $6.3 million (approximately $3.6 million net of statutory taxes). The Corporation, through the Bank's


wholly-owned subsidiary, Provident Financial Corp, has owned and operated the building since 1999 which was purchased for investment purposes.

Loan servicing and other fees increased $897,000, or 53.6%, to $2.6 million in fiscal 2006 from $1.7 million in fiscal 2005, resulting primarily from an increase in servicing fees and an increase in loan prepayment and other loan fees. In fiscal 2006, the Corporation recovered an impairment reserve on servicing assets of $82,000 which was previously established in fiscal 2005. Total loan prepayments in fiscal 2006 were $476.2 million as compared to $482.9 million in fiscal 2005.

Deposit account fees increased $304,000, or 17.0%, to $2.1 million in fiscal 2006 from $1.8 million in fiscal 2005. The increase in deposit account fees was primarily attributable to higher non-sufficient fund returned check fees.

Total gain on sale of loans decreased $5.2 million, or 27.8%, to $13.5 million in fiscal 2006 from $18.7 million in fiscal 2005, and was the result of lower loan sale volume and a lower average loan sale margin at PBM. Total loans originated for sale decreased $48.0 million, or 3.7%, to $1.24 billion in fiscal 2006 from $1.29 billion in fiscal 2005. The decline in loan sale volume was primarily attributable to lower loan demand caused by an increase in interest rates, rising real estate prices and a more competitive environment. The average loan sale margin for PBM in fiscal 2006 was 1.08%, down 31 basis points from 1.39% in fiscal 2005. The decrease in the loan sale margin was primarily attributable to the more competitive mortgage banking environment. The loan sale margin at PBM is derived from total gain on sale of loans divided by total loan sale volume. The PBM loan sale volume used to calculate the loan sale margin, which is defined as PBM loans originated for sale adjusted for the change in commitments to extend credit on loans to be held for sale, was $1.20 billion in fiscal 2006 as compared to $1.31 billion in fiscal 2005.

The net impact of derivative financial instruments (SFAS No. 133) in fiscal 2006 was a favorable adjustment of $71,000 as compared to an unfavorable adjustment of $264,000 in fiscal 2005. The fair value of the derivative financial instruments outstanding at June 30, 2006 was a net liability of $233,000 in comparison to a net liability of $91,000 at June 30, 2005. The Corporation implemented the SEC guidance described in the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," which does not allow for the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. These premiums will be realized in future periods when the underlying loans are funded and sold. The SFAS No. 133 adjustment is relatively volatile and may have an adverse impact on future earnings.

The average profit margin for PBM in fiscal 2006 decreased to 41 basis points from 85 basis points in fiscal 2005. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit.

Gain on sale of investment securities was $384,000 in fiscal 2005, which was not replicated in fiscal 2006.

Non-Interest Expense. Total non-interest expense increased $399,000, or 1.2%, to $32.9 million in fiscal 2006 as compared to $32.5 million in fiscal 2005. This increase was attributable primarily to increases in premises and occupancy expenses and other operating expenses, partially offset by lower compensation expense. The increase in premises and occupancy expense was primarily the result of the opening of two PBM loan production offices; and the increase in other operating expenses was primarily attributable to a $500,000 charitable contribution to capitalize the newly established Provident Savings Bank Charitable Foundation. The decrease in compensation costs was primarily attributable to a 10 percent workforce reduction at PBM completed in January 2006 and a seven percent workforce reduction at PBM completed in February 2006.

Income Taxes. The provision for income taxes was $15.7 million for fiscal 2006, representing an effective tax rate of 43.3%, as compared to $14.1 million in fiscal 2005, representing an effective tax rate of 42.9%. The Corporation determined that the tax rate of 43.3% in fiscal 2006 meets its fiscal 2006 income tax obligations.

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

Interest Income. Interest income increased $13.3 million, or 21.4%, to $75.5 million in fiscal 2005 from $62.2 million in fiscal 2004. The increase in interest income was primarily a result of increases in the average balance and the average yield of earning assets. The increase in average assets was primarily attributable to the increase in loans receivable, which was partly offset by the decrease in investment securities. Total originations of loans held for investment, including loan purchases, were $784.3 million, while total loan prepayments were $482.9 million in fiscal 2005. The increase in the average yield of earning assets was the result of increases in the average yield of investment securities, FHLB - San Francisco stock and federal funds investment during fiscal 2005, which was partly offset by a decline in the average yield of loans receivable. Average yield on investment securities increased 33 basis points to 3.22% in fiscal 2005 from 2.89% in fiscal 2004. The increase in the average yield of investment securities was primarily attributable to lower amortization of premiums resulting from lower MBS principal prepayments. The increase in the average yield of FHLB - San Francisco stock was a result of the higher dividend received from FHLB - San Francisco. The average yield on loans receivable decreased seven basis points to 5.74% in fiscal 2005 from 5.81% in fiscal 2004. The decrease in the average loan yield was primarily a result of the impact of the prepayment of higher yielding loans held for investment replaced with lower yielding loans.

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

Consistent with its current operating strategy, the Corporation intends for the fastest growing segments of loans held for investment to be commercial real estate, multi-family and construction loans. These loans generally have greater risk than single-family mortgage loans. Management believes that the current provision for loan losses is prudent based upon the loans held for investment composition, historic loss experience and current economic conditions. As


changes occur regarding the risk profile of the Corporation's loans held for investment, management may increase or decrease the provision for loan losses.

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

The net impact of derivative financial instruments (SFAS No. 133) in fiscal 2005 was an unfavorable adjustment of $264,000 as compared to an unfavorable adjustment of $859,000 in fiscal 2004. The fair value of the derivative financial instruments outstanding at June 30, 2005 was a net liability of $91,000 in comparison to a net liability of $109,000 at June 30, 2004. The Corporation implemented the SEC guidance described in the SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," which does not allow for the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. These premiums will be realized in future periods when the underlying loans are funded and sold. The SFAS No. 133 adjustment is relatively volatile and may have an adverse impact on future earnings.

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

Gain on sale of investment securities was $384,000 in fiscal 2005, resulting from the sale of 6,000 shares of Freddie Mac stock. Other non-interest income increased $186,000 to $1.5 million in fiscal 2005 from $1.3 million in fiscal 2004.

Non-Interest Expense. Total non-interest expense increased $3.7 million, or 12.8%, to $32.5 million in fiscal 2005 as compared to $28.8 million in fiscal 2004. This increase was attributable primarily to increases in compensation expenses, premises and occupancy expenses, professional expenses and other operating expenses, partially offset by lower equipment expense. The increase in non-interest expense was primarily the result of the costs associated with loan production in the mortgage banking division and commercial real estate department, the $320,000 expense associated with the accelerated vesting of certain stock options, and Sarbanes-Oxley Act compliance costs. Total costs related to Sarbanes-Oxley Act compliance were $632,000 in fiscal 2005, primarily attributable to the Sarbanes-


Oxley Act Section 404 attestation fees of $318,000 and the Sarbanes-Oxley Act Section 404 implementation fees of $314,000 for external consultant services.

Income Taxes. The provision for income taxes was $14.1 million for fiscal 2005, representing an effective tax rate of 42.9%, as compared to $11.7 million in fiscal 2004, representing an effective tax rate of 43.7%. The Corporation determined that the tax rate of 42.9% in fiscal 2005 meets its fiscal 2005 income tax obligations.

Average Balances, Interest and Average Yields/Costs

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


	Year Ended June 30,
	2006			2005			2004
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)

Interest-earning assets:
Loans receivable, net (1)	$ 1,288,657	$ 77,821	6.04%	$ 1,146,073	$ 65,734	5.74%	$ 915,894	$ 53,216	5.81%
Investment securities	203,096	6,831	3.36%	256,729	8,268	3.22%	276,436	7,978	2.89%
FHLB - San Francisco stock	38,266	1,831	4.78%	32,778	1,445	4.41%	24,012	938	3.91%
Interest-earning deposits	3,722	144	3.87%	2,105	48	2.28%	1,793	19	1.06%
Total interest-earning assets	1,533,741	86,627	5.65%	1,437,685	75,495	5.25%	1,218,135	62,151	5.10%

Non-interest-earning assets	45,185			53,825			67,709
Total assets	$ 1,578,926			$ 1,491,510			$ 1,285,844

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 222,000	1,224	0.55%	$ 221,880	1,170	0.53%	$ 206,384	1,365	0.66%
Savings accounts	223,162	3,151	1.41%	309,352	4,484	1.45%	336,756	5,267	1.56%
Time deposits	487,391	17,691	3.63%	380,873	10,508	2.76%	272,486	6,688	2.45%
Total deposits	932,553	22,066	2.37%	912,105	16,162	1.77%	815,626	13,320	1.63%

Borrowings	485,523	20,507	4.22%	431,430	16,820	3.90%	322,745	12,599	3.90%

Total interest-bearing liabilities	1,418,076	42,573	3.00%	1,343,535	32,982	2.45%	1,138,371	25,919	2.28%

Non-interest-bearing liabilities	30,098			31,799			40,830
Total liabilities	1,448,174			1,375,334			1,179,201

Stockholders' equity	130,752			116,176			106,643
Total liabilities and stockholders'
equity	$ 1,578,926			$ 1,491,510			$ 1,285,844

Net interest income		$ 44,054			$ 42,513			$ 36,232

Interest rate spread (3)			2.65%			2.80%			2.82%
Net interest margin (4)			2.87%			2.96%			2.97%
Ratio of average interest-earning
assets to average interest-bearing liabilities	108.16%			107.01%			107.01%

(1)	Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan (cost) fee amortization of $(363), $194 and $613 for the years ended June 30, 2006, 2005 and 2004, respectively.
(2)	Includes average balance of non-interest-bearing checking accounts of $52.5 million, $46.9 million and $44.9 million in fiscal 2006, 2005 and 2004, respectively.
(3)	Represents difference between weighted average yield on total interest-earning assets and weighted average rate on total interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Yields Earned and Rates Paid

The following table sets forth (on a consolidated basis), for the periods and at the dates indicated, the weighted average yields earned on the Bank's assets and the weighted average interest rates paid on the Bank's liabilities, together with the net yield on interest-earning assets.

	Quarter
	Ended June 30,	Year Ended June 30,
	2006	2006	2005	2004

Weighted average yield on:

Loans receivable, net (1)	6.22%	6.04%	5.74%	5.81%

Investment securities	3.49%	3.36%	3.22%	2.89%

FHLB - San Francisco stock	5.13%	4.78%	4.41%	3.91%

Interest-earning deposits	4.89%	3.87%	2.28%	1.06%

Total interest-earning assets	5.86%	5.65%	5.25%	5.10%

Weighted average rate paid on:

Checking and money market accounts (2)	0.59%	0.55%	0.53%	0.66%

Savings accounts	1.39%	1.41%	1.45%	1.56%

Time deposits	4.09%	3.63%	2.76%	2.45%

Borrowings	4.41%	4.22%	3.90%	3.90%

Total interest-bearing liabilities	3.31%	3.00%	2.45%	2.28%

Interest rate spread (3)	2.55%	2.65%	2.80%	2.82%

Net interest margin (4)	2.82%	2.87%	2.96%	2.97%

(1)	Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan (cost) fee amortization of $(363,000), $194,000 and $613,000 for the years ended June 30, 2006, 2005 and 2004, respectively.
(2)	Includes average balance of non-interest-bearing checking accounts of $52.5 million, $46.9 million and $44.9 million in fiscal 2006, 2005 and 2004, respectively.
(3)	Represents difference between weighted average yield on total interest-earning assets and weighted average rate on total interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


Rate/Volume Analysis

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
	Year Ended June 30, 2006				Year Ended June 30, 2005
	Compared to Year				Compared to Year
	Ended June 30, 2005				Ended June 30, 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
(In Thousands)

Interest-earnings assets:
Loans receivable, net (1)	$ 3,475	$ 8,184	$ 428	$ 12,087	$ (694)	$ 13,373	$ (161)	$ 12,518
Investment securities	365	(1,727)	(75)	(1,437)	925	(570)	(65)	290
FHLB - San Francisco stock	124	242	20	386	120	343	44	507
Interest-earning deposits	33	37	26	96	22	3	4	29
Total net change in income
on interest-earning assets	3,997	6,736	399	11,132	373	13,149	(178)	13,344

Interest-bearing liabilities:
Checking and money market
accounts	53	1	-	54	(277)	102	(20)	(195)
Savings accounts	(117)	(1,250)	34	(1,333)	(385)	(428)	30	(783)
Time deposits	3,316	2,940	927	7,183	829	2,655	336	3,820
Borrowings	1,404	2,110	173	3,687	(18)	4,239	-	4,221
Total net change in expense on interest-bearing liabilities	4,656	3,801	1,134	9,591	149	6,568	346	7,063

Net increase (decrease) in net
interest income	$ (659)	$ 2,935	$ (735)	$ 1,541	$ 224	$ 6,581	$ (524)	$ 6,281

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At June 30, 2006, total cash and cash equivalents were $16.4 million, or 1.0% of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2002, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2006 decreased to 5.1% from 7.8% during the same period ended June 30, 2005. This decrease was primarily a result of a smaller balance of unpledged investment securities eligible for liquidity.

The primary investing activity of the Bank is the origination of single-family, multi-family, commercial real estate, construction, and commercial business loans. Most single-family loans originated by PBM were sold on a servicing


released basis. During the years ended June 30, 2006, 2005 and 2004, the Bank originated loans in the amounts of $1.75 billion, $2.01 billion and $1.71 billion, respectively. In addition, the Bank purchased loans from other financial institutions in fiscal 2006, 2005 and 2004 in the amounts of $111.7 million, $61.2 million and $37.7 million, respectively. Total loans sold in fiscal 2006, 2005 and 2004 were $1.26 billion, $1.31 billion and $1.13 billion, respectively. At June 30, 2006, the Bank had loan origination commitments totaling $86.8 million and undisbursed loans in process totaling $84.0 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. On June 30, 2006, time deposits that are scheduled to mature in one year or less were $305.9 million. Historically, the Bank has been able to retain a significant amount of its time deposits as they mature. Management of the Bank believes it has adequate resources to fund all loan commitments with deposits and FHLB - San Francisco advances, and that it can adjust deposit rates to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. Under the OTS prompt corrective action provisions, a minimum ratio of 1.5% for the Tangible Capital ratio is required to be deemed other than "critically undercapitalized," while a minimum of 5.0% for Tier 1 (Core) capital, 10.0% for Total Risk-Based Capital and 6.0% for Tier 1 Risk-Based Capital is required to be deemed "well capitalized." As of June 30, 2006, the Bank exceeded all regulatory capital requirements with Tangible Capital, Core Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 8.1%, 8.1%, 12.4% and 13.4%, respectively.

Impact of Inflation and Changing Prices

The Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time as a result of inflation. The impact of inflation is reflected in the increasing cost of the Corporation's operations. Unlike most industrial companies, nearly all assets and liabilities of the Corporation are monetary. As a result, interest rates have a greater impact on the Corporation's performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction, or to the same extent, as the prices of goods and services.

Impact of New Accounting Pronouncements

Various elements of the Corporation's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, as a result of the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the financial statements of the Corporation. These policies relate to the methodology for the recognition of interest income, determination of the provision and allowance for loan and lease losses and the valuation of goodwill, mortgage servicing rights and real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in this Management's Discussion and Analysis of Financial Condition and Results of Operations section and in the section entitled "Recent accounting pronouncements" contained in Note 1 of the Notes to the Consolidated Financial Statements. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, because of the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative Aspects of Market Risk. The Bank does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative financial instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Bank's interest-earning assets and interest-bearing liabilities, see "Maturity of Loans Held for Investment," "Investment Securities Activities," "Time Deposits by Maturities" and "Interest Rate Risk" on page 4, 23, 28 and 59, respectively, of this Form 10-K.


Qualitative Aspects of Market Risk. The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Bank has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans. In addition, the Bank maintains an investment portfolio, which is largely in U.S. government sponsored enterprise debt securities and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and time deposits with terms up to five years. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 45 of this Form 10-K.

Interest Rate Risk. The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to the fluctuation of interest rates. The Corporation, through its ALCO, has sought to reduce the exposure of its earnings to changes in interest rates by managing the repricing mismatch between interest-earning assets and interest-bearing liabilities. The principal element in achieving this objective is to manage the interest-rate sensitivity of the Corporation's assets by retaining loans with interest rates subject to periodic market adjustments. In addition, the Bank maintains a liquid investment portfolio comprised of government sponsored enterprise debt securities and MBS. The Bank relies on retail deposits as its primary source of funding while utilizing FHLB - San Francisco advances as a secondary source of funding which can be structured with favorable interest rate risk characteristics. As part of its interest rate risk management strategy, the Bank promotes transaction accounts.

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


The following table is provided by the OTS and sets forth as of June 30, 2006 the estimated changes in NPV based on the indicated interest rate environments. The Bank's balance sheet position as of June 30, 2006 can be summarized as follows: if interest rates increase or decrease, the NPV of the Bank is expected to decrease, except under the -100 basis point rate shock.

				NPV as Percentage
	Net	NPV	Portfolio	Of Portfolio Value	Sensitivity
Basis Points (bp)	Portfolio	Change	Value	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)
(Dollars In Thousands)

+300 bp	$ 150,895	$ (33,246)	$1,577,924	9.56%	-157	bp
+200 bp	165,708	(18,433)	1,606,350	10.32%	-81	bp
+100 bp	177,298	(6,843)	1,632,285	10.86%	-27	bp
0 bp	184,141	-	1,654,580	11.13%	-	bp
-100 bp	185,161	1,020	1,671,808	11.08%	-5	bp
-200 bp	179,185	(4,956)	1,682,913	10.65%	-48	bp

(1)	Represents the (decrease) increase of the estimated NPV at the indicated change in interest rates compared to the NPV calculated at June 30, 2006 ("base case").
(2)	Calculated as the estimated NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case at the indicated change in interest rates.

The following table provided by the OTS, is based on the calculations contained in the previous table, and sets forth the change in the NPV at a +200 basis point rate shock at June 30, 2006 and at a -200 basis point rate shock at June 30, 2005 (by regulation the Bank must measure and manage its interest rate risk for an interest rate shock of +/- 200 basis points, whichever produces the largest decline in NPV).

	At June 30, 2006	At June 30, 2005
Risk Measure: +200 bp/-200 bp Rate Shock	(+200 bp)	(-200 bp)

Pre-Shock NPV Ratio	11.13%	10.13%
Post-Shock NPV Ratio	10.32%	8.83%
Sensitivity Measure	81 bp	130 bp
TB 13a Level of Risk	Minimal	Minimal

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


The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank's current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus or minus 100 and 200 basis points. The following table describes the results of the analysis for June 30, 2006 and June 30, 2005.
June 30, 2006		June 30, 2005
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	+1.68%	+200 bp	-13.39%
+100 bp	+3.88%	+100 bp	-6.28%
-100 bp	+5.02%	-100 bp	+3.48%
-200 bp	-0.31%	-200 bp	-3.74%

For the fiscal year ended June 30, 2006, the Bank is slightly asset sensitive. Therefore, the results project an increase in net interest income over the subsequent 12-month period at either a +200 basis points, +100 basis point or a -100 basis point scenario. The results also project a minimal decline in net interest income over the subsequent 12-month period at the -200 basis point scenario. For the fiscal year ended June 30, 2005, the Bank was liability sensitive. Therefore, in a rising interest rate environment, the model projects a decline in net interest income over the subsequent 12-month period, and in a falling interest rate environment, the results project an increase in net interest income over the subsequent 12-month period, except in the -200 basis point scenario where net interest income is also projected to decline.

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

Item 8. Financial Statements and Supplementary Data

Please refer to the index on page 68 for the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of June 30, 2006, the Corporation carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934. The Corporation's Disclosure Committee, under the supervision of the Chief Executive Officer and Chief Financial Officer, and with the participation of the Internal Audit Department, conducted surveys and interviews with a selected group of management comprised of the critical operational personnel, on the effectiveness of the disclosure controls and procedures. Based on the results of the surveys and interviews, the Disclosure Committee completed a report to the Audit Committee of the Board of Directors and a recommendation to the Corporation's Chief Executive Officer and Chief Financial Officer. The Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of the evaluation date.


During the quarter ended June 30, 2006, no change occurred in the Corporation's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

The Management Report on Internal Control Over Financial Reporting follows:

The management of Provident Financial Holdings, Inc. and subsidiary (the "Corporation") is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the Corporation's internal control over financial reporting was based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Corporation's internal control over financial reporting was effective as of June 30, 2006.

Management's assessment of the effectiveness of internal control over financial reporting as of June 30, 2006, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Corporation's consolidated financial statements. Deloitte & Touche LLP's attestation report on management's assessment of the Corporation's internal control over financial reporting follows.

Date: September 11, 2006	/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer

/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Financial Officer

Report of Independent Registered Public Accounting Firm:

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Provident Financial Holdings, Inc. and subsidiary (the "Corporation") maintained effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining


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

In our opinion, management's assessment that the Corporation maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2006 of the Corporation and our report dated September 11, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 11, 2006

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

The executive officers of the Corporation and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. For


information regarding the Corporation's executive officers, see Item 1 - "Executive Officers" beginning on page 38 of this Form 10-K.

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

Audit Committee Financial Experts

The Corporation has designated Joseph P. Barr, Audit Committee Chairman, as its financial expert. Mr. Barr is independent of management, a Certified Public Accountant in California and Ohio and has been practicing public accounting for over 36 years.

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

(d)        Equity Compensation Plan Information.

The information contained under the section captioned "Executive Compensation - Equity Compensation Plan Information" is included in the Corporation's Proxy Statement and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

The information contained under the section captioned "Transactions with Management" is included in the Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

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
                See the Index to Consolidated Financial Statements on page 68.

          2.   Financial Statement Schedules
                Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.

(b)           Exhibits
                Exhibits are available from the Corporation by written request

3.1	Certificate of Incorporation of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

3.2	Bylaws of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

10.1	Employment Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.2 to the Corporation's Form 8-K dated December 19, 2005)

10.3	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated December 12, 1996)

10.4	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation's proxy statement dated December 12, 1996)


10.5	Severance Agreement with Lilian Brunner-Salter, Thomas "Lee" Fenn, Richard L. Gale, Donavon P. Ternes and Kathryn R. Gonzales (incorporated by reference to Exhibit 10.1 in the Corporation's Form 8-K dated July 3, 2006)

10.6	2003 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated October 21, 2003)

10.7	Form of Incentive Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.13 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2005).

10.8

Form of Non-Qualified Stock Option Agreement for options granted under the 2003 Stock Option Plan  (incorporated by reference to Exhibit 10.14 in the Corporation's Annual Report on Form 10-K for the year ended  June 30, 2005).

13	2006 Annual Report to Stockholders

14	Code of Ethics for the Corporation's directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2004)

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Provident Financial Holdings, Inc.

/s/ Craig G. Blunden
Date: September 12, 2006	Craig G. Blunden
Chairman, President and Chief Executive Officer

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Craig G. Blunden
Craig G. Blunden	Chairman, President and Chief Executive Officer (Principal Executive Officer)	September 12, 2006

/s/ Donavon P. Ternes
Donavon P. Ternes	Chief Financial Officer (Principal Financial and Accounting Officer)	September 12, 2006

/s/ Joseph P. Barr
Joseph P. Barr	Director	September 12, 2006

/s/ Bruce W. Bennett
Bruce W. Bennett	Director	September 12, 2006

/s/ Debbi H. Guthrie
Debbi H. Guthrie	Director	September 12, 2006

/s/ Robert G. Schrader
Robert G. Schrader	Director	September 12, 2006

/s/ Roy H. Taylor
Roy H. Taylor	Director	September 12, 2006

/s/ William E. Thomas
William E. Thomas	Director	September 12, 2006


Consolidated Financial Statements of
Provident Financial Holdings, Inc.


Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the "Corporation") as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and subsidiary as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation's internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Corporation's internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 11, 2006


Consolidated Statements of Financial Condition

(In Thousands, Except Share Information)

	June 30,
	2006	2005
Assets
Cash and cash equivalents	$ 16,358	$ 25,902

Investment securities - held to maturity
(fair value $49,914 and $51,327, respectively)	51,031	52,228
Investment securities - available for sale, at fair value	126,158	180,204
Loans held for investment, net of allowance for loan losses of $10,307 and
$9,215, respectively	1,262,997	1,131,905
Loans held for sale, at lower of cost or market	4,713	5,691
Receivable from sale of loans	99,930	167,813
Accrued interest receivable	6,774	6,294
Real estate held for investment, net	653	9,853
Federal Home Loan Bank ("FHLB") - San Francisco stock	37,585	37,130
Premises and equipment, net	6,860	7,443
Prepaid expenses and other assets	9,411	7,659
Total assets	$ 1,622,470	$ 1,632,122

Liabilities and Stockholders' Equity
Liabilities:
Non-interest-bearing deposits	$ 48,776	$ 48,173
Interest-bearing deposits	868,806	870,458

Total deposits	917,582	918,631

Borrowings	546,211	560,845
Accounts payable, accrued interest and other liabilities	22,467	29,657

Total liabilities	1,486,260	1,509,133

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, $0.01 par value (15,000,000 shares authorized; 12,376,972 and 11,973,340 shares issued, respectively; 6,991,842 and 6,956,815 shares outstanding, respectively)	124	120
Additional paid-in capital	66,798	59,497
Retained earnings	142,867	126,381
Treasury stock at cost (5,385,130 and 5,016,525 shares, respectively)	(72,524)	(62,046)
Unearned stock compensation	(644)	(1,272)
Accumulated other comprehensive (loss) income, net of tax	(411)	309
Total stockholders' equity	136,210	122,989
Total liabilities and stockholders' equity	$ 1,622,470	$ 1,632,122

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Year Ended June 30,
	2006	2005	2004
Interest income:
Loans receivable, net	$ 77,821	$ 65,734	$ 53,216
Investment securities	6,831	8,268	7,978
FHLB - San Francisco stock	1,831	1,445	938
Interest-earning deposits	144	48	19
Total interest income	86,627	75,495	62,151

Interest expense:
Deposits	22,066	16,162	13,320
Borrowings	20,507	16,820	12,599
Total interest expense	42,573	32,982	25,919
Net interest income, before provision for loan losses	44,054	42,513	36,232
Provision for loan losses	1,134	1,641	819
Net interest income, after provision for loan losses	42,920	40,872	35,413

Non-interest income:
Loan servicing and other fees	2,572	1,675	2,292
Gain on sale of loans, net	13,481	18,706	14,346
Deposit account fees	2,093	1,789	1,986
Net gain on sale of investment securities	-	384	-
Real estate operations, net	(12)	400	251
Net gain on sale of real estate	6,355	-	-
Other	1,720	1,464	1,278
Total non-interest income	26,209	24,418	20,153

Non-interest expense:
Salaries and employee benefits	20,480	21,633	19,063
Premises and occupancy	3,036	2,735	2,461
Equipment expense	1,689	1,523	1,719
Professional expense	1,317	1,225	826
Sales and marketing expense	1,125	895	912
Other	5,266	4,503	3,799
Total non-interest expense	32,913	32,514	28,780
Income before income taxes	36,216	32,776	26,786
Provision for income taxes	15,676	14,077	11,717
Net income	$ 20,540	$ 18,699	$ 15,069
Basic earnings per share	$ 3.10	$ 2.84	$ 2.24
Diluted earnings per share	$ 2.98	$ 2.64	$ 2.09
Cash dividends per share	$ 0.58	$ 0.52	$ 0.33

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Stockholder's Equity

(In Thousands, Except Share Information)

							Accumulat-ed Other Comprehen-sive Income (Loss), Net of Tax
			Addi-tional Paid-in Capital			Unearned Stock Compensation
				Retained Earnings	Treasury Stock
	Common Stock							Total
	Shares	Amount
Balance at July 1, 2003	7,479,671	$ 118	$ 54,691	$ 98,660	$ (45,801)	$ (2,450)	$ 1,660	$ 106,878
Comprehensive income:
Net income				15,069				15,069
Unrealized holding loss on securities available for sale, net of tax							(1,670)	(1,670)
Total comprehensive income								13,399
Purchase of treasury stock	(516,627)				(10,952)			(10,952)
Exercise of stock options	128,675	1	1,041					1,042
Amortization for Management Recognition Plan ("MRP")						135		135
Tax benefit from non-qualified equity compensation			349					349
Allocation of contributions to Employee Stock Ownership Plan ("ESOP")			1,105			271		1,376
Prepayment of ESOP loan						155		155
Cash dividends				(2,400)				(2,400)
Balance at June 30, 2004	7,091,719	119	57,186	111,329	(56,753)	(1,889)	(10)	109,982
Comprehensive income:
Net income				18,699				18,699
Unrealized holding gain on securities available for sale, net of tax							319	319
Total comprehensive income								19,018
Purchase of treasury stock	(209,679)				(5,293)			(5,293)
Exercise of stock options	74,775	1	594					595
Amortization for MRP						135		135
Tax benefit from non-qualified equity compensation			322					322
Allocation of contributions to ESOP			1,395			270		1,665
Prepayment of ESOP loan						212		212
Cash dividends				(3,647)				(3,647)
Balance at June 30, 2005	6,956,815	120	59,497	126,381	(62,046)	(1,272)	309	122,989
Comprehensive income:
Net income				20,540				20,540
Unrealized holding loss on securities available for sale, net of tax							(720)	(720)
Total comprehensive income								19,820
Purchase of treasury stock	(368,605)				(10,478)			(10,478)
Exercise of stock options	403,632	4	2,929					2,933
Reclass of unearned MRP			(155)			155		-
Amortization for MRP			92					92
Stock options expense			394					394
Tax benefit from non-qualified equity compensation			2,572					2,572
Allocation of contributions to ESOP			1,469			271		1,740
Prepayment of ESOP loan						202		202
Cash dividends				(4,054)				(4,054)
Balance at June 30, 2006	6,991,842	$ 124	$66,798	$ 142,867	$ (72,524)	$ (644)	$ (411)	$ 136,210

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$ 20,540	$ 18,699	$ 15,069
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	3,195	3,509	4,418
Provision for loan losses	1,134	1,641	819
Gain on sale of loans	(13,481)	(18,706)	(14,346)
Net gain on sale of real estate	(6,355)	-	-
Net gain on sale of investment securities	-	(384)	-
Stock-based compensation	2,064	2,120	1,511
FHLB - San Francisco stock dividend	(1,757)	(1,263)	(905)
Deferred income taxes	(2,049)	1,089	617
Tax benefit from non-qualified equity compensation	(2,572)	322	349
(Decrease) increase in accounts payable, accrued interest and other liabilities	(1,683)	(4,907)	1,252
Increase in prepaid expenses and other assets	(3,096)	(1,518)	(1,116)
Loans originated for sale	(1,237,806)	(1,285,837)	(1,111,399)
Proceeds from sale of loans and net change in receivable from sale of loans	1,301,586	1,232,021	1,138,287
Net cash provided by (used for) operating activities	59,720	(53,214)	34,556

Cash flows from investing activities:
Net increase in loans held for investment	(114,439)	(265,192)	(118,522)
Maturity and call of investment securities held to maturity	1,200	9,975	93,885
Maturity and call of investment securities available for sale	3,000	-	54,955
Principal payments from mortgage backed securities	49,020	58,660	95,141
Purchase of investment securities held to maturity	-	-	(79,375)
Purchase of investment securities available for sale	-	(49,345)	(126,025)
Proceeds from sale of investment securities available for sale	-	390	-
Net redemption (purchase) of FHLB - San Francisco stock	1,302	(7,984)	(6,004)
Net sales (additions) of real estate	16,051	(294)	423
Purchase of premises and equipment	(688)	(658)	(1,098)
Net cash used for investing activities	$ (44,554)	$ (254,448)	$ (86,620)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended June 30,
	2006	2005	2004
Cash flows from financing activities:
Net (decrease) increase in deposits	$ (1,049)	$ 67,592	$ 96,933
(Repayment of) proceeds from borrowings, net	(14,634)	235,968	(43,061)
Treasury stock purchases	(10,478)	(5,293)	(10,952)
Exercise of stock options	2,933	595	1,042
Tax benefit from non-qualified equity compensation	2,572	-	-
Cash dividends	(4,054)	(3,647)	(2,400)
Net cash (used for) provided by financing activities	(24,710)	295,215	41,562
Net decrease in cash and cash equivalents	(9,544)	(12,447)	(10,502)
Cash and cash equivalents at beginning of year	25,902	38,349	48,851
Cash and cash equivalents at end of year	$ 16,358	$ 25,902	$ 38,349

Supplemental information:
Cash paid for interest	$ 42,437	$ 31,983	$ 25,687
Cash paid for income taxes	$ 16,200	$ 14,900	$ 9,320
Transfer of loans held for investment to loans held for sale	$ 18,472	$ 5,625	$ -
Transfer of loans held for sale to loans held for investment	$ 6,827	$ 1,571	$ 611
Real estate acquired in settlement of loans	$ 411	$ -	$ -

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

The consolidated financial statements include the accounts of Provident Financial Holdings, Inc., and its wholly owned subsidiary, Provident Savings Bank, F.S.B. (collectively, the "Corporation"). All inter-company balances and transactions have been eliminated.

The Corporation operates in two business segments: community banking (Provident Bank) and mortgage banking (Provident Bank Mortgage ("PBM"), a division of Provident Bank). Provident Bank activities include attracting deposits, offering banking services and originating multi-family, commercial real estate, construction, commercial business and consumer loans. Deposits are collected primarily from 12 banking locations located in Riverside and San Bernardino counties in California. PBM activities include originating single-family loans (one-to-four units) and consumer loans (second mortgages and equity lines of credit) for sale to investors and for investment. Loans are primarily originated in Southern California by loan agents employed by the Bank, as well as from the banking locations and freestanding lending offices. PBM originates loans from 12 freestanding lending offices in Southern California, as well as from the banking locations.

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets, loan servicing assets and derivative financial instruments.

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

Investment securities
 The Corporation classifies its qualifying investments as available for sale or held to maturity. The Corporation's policy of classifying investments as held to maturity is based upon its ability and management's positive intent to hold such securities to maturity. Securities expected to be held to maturity are carried at amortized historical cost. All other securities are classified as available for sale and are carried at fair value. Fair value is determined based upon quoted market prices. Unrealized holding gains and losses on securities available for sale are included in accumulated other comprehensive income, net of tax. Gains and losses on dispositions of investment securities are


Notes to Consolidated Financial Statements

included in non-interest income and are determined using the specific identification method. Purchase premiums and discounts are amortized over the expected average life of the securities using the effective interest method. Declines in the fair value of held to maturity and available for sale securities below their amortized historical cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Loans
 Loans held for investment consist primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land. The single-family adjustable-rate mortgage ("ARM") is the Corporation's primary loan investment. In addition to the single-family ARMs, multi-family, commercial real estate, construction, commercial business and consumer loans are becoming a substantial part of loans held for investment. These loans are generally offered to customers and businesses located in Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and to a lesser extent in Orange, Los Angeles, San Diego and other counties. A deterioration in the economic conditions of these markets could adversely affect the Corporation's business, financial condition and profitability. Such deterioration could give rise to increased loan delinquencies, an increase in problem assets and foreclosures, decreased loan demand and a decline in real estate values.

Loan origination fees and certain direct origination expenses are deferred and amortized to interest income on loans over the contractual life of the loan using the effective interest method. The amortization is discontinued for non-performing loans. Interest receivable represents, for the most part, the current month's interest, which will be included as a part of the borrower's next monthly loan payment. Interest receivable is accrued only if deemed collectible. Loans generally are deemed to be in non-accrual status when they become 90 days past due. When a loan is placed on non-accrual status, interest accrued but not received is reversed against income. Income on non-accrual loans is subsequently recognized only to the extent that cash is received and the loans' principal balance is deemed collectible. Non-accrual loans that become current as to both principal and interest are returned to accrual status.

Receivable from sale of loans
 Receivable from sale of loans represents expected settlement proceeds from the sale of loans, which have closed but have not settled. The duration of the loan sale settlement generally ranges from three to 30 days.

PBM (Provident Bank Mortgage) activities
 Loans are originated for both investment and sale in the secondary market. Since the Corporation is primarily an adjustable-rate mortgage and consumer lender for its own portfolio, most fixed-rate loans are originated for sale to institutional investors.

Loans held for sale are carried at the lower of cost or fair value. Fair value is generally determined by outstanding commitments from investors or investors' current yield requirements as calculated on the aggregate loan basis. Loans are generally sold without recourse, other than standard representations and warranties, except those loans sold to the FHLB - San Francisco under the Mortgage Partnership Finance ("MPF") program and to Freddie Mac under a commitment which has a recourse provision. Most loans are sold on a servicing released basis. In some transactions, primarily loans sold under the MPF program, the Corporation may retain the servicing rights in order to generate servicing income. Where the Corporation continues to service loans after sale, investors are paid their share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loan's contractual interest rate.


Notes to Consolidated Financial Statements

Loans sold to Freddie Mac under the recourse commitment require the Bank to be responsible for all losses on these loans. As of June 30, 2006, there were no loans outstanding under this commitment as compared to one loan with an outstanding balance of $167,000 at June 30, 2005. As of June 30, 2006 and 2005, the Bank has established a recourse liability of $0 and $1,000, respectively, for potential losses on these loans. No losses have been experienced in this program.

Loans sold to the FHLB - San Francisco under the MPF program also have a recourse liability. The FHLB - San Francisco absorbs the first four basis points of loss and a credit scoring process is used to calculate the maximum recourse amount for the Bank. All losses above this amount are the responsibility of the FHLB - San Francisco. In consideration of the obligation of the Bank to accept the recourse liability, the FHLB - San Francisco pays the Bank a credit enhancement fee on a monthly basis. As of June 30, 2006, the Bank has $201.6 million outstanding under this program and has established a recourse liability of $222,000 as compared to $227.0 million outstanding under this program and a recourse liability of $260,000 at June 30, 2005. To date, no losses have been experienced in this program.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae, FHLB - San Francisco or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the year ended June 30, 2006, the Bank repurchased $2.0 million of single-family mortgage loans as compared to $962,000 in fiscal 2005 and $79,000 in fiscal 2004.

Activity in the recourse liability for the years ended June 30, 2006, 2005 and 2004 was as follows:

(In Thousands)	2006	2005	2004
Balance, beginning of year	$ 261	$ 259	$ 44

(Recovery) provision	(39)	2	215

Balance, end of the year	$ 222	$ 261	$ 259

The Bank is obligated to refund loan sale premiums to investors when loans pay off within a specific time period following the loan sale; the time period ranges from three to six months, depending upon the sale agreement. Total loan sale premium refunds in fiscal 2006, 2005 and 2004 were $648,000, $1.2 million and $652,000, respectively. As of June 30, 2006 and 2005, the Bank has accrued $144,000 and $236,000, respectively, for future loan sale premium refunds.

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

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees. The Corporation periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis, based on loan type and interest rate. In estimating fair values at June 30, 2006 and 2005, the Corporation used a Constant Prepayment Rate ("CPR") of 5.19% and 10.37%, respectively, and a weighted-average discount rate of 9.01% and 9.01%, respectively. Servicing assets, which are included in Other Assets in the accompanying Consolidated Statements of Financial Condition, had a carrying value of $1.4 million and a fair value of $2.2 million at June 30, 2006. There were no impairment allowances required for the servicing asset at of June 30, 2006. Servicing assets at June 30, 2005 had a carrying value of $1.7 million and a fair value of


Notes to Consolidated Financial Statements

$2.0 million. An $82,000 valuation allowance for impairment of servicing assets was outstanding as of June 30, 2005.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips. Interest-only strips are carried at fair value, utilizing the same assumptions as used to value the related servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss). Interest-only strips are included in Other Assets in the accompanying Consolidated Statements of Financial Condition and had a fair value of $584,000, gross unrealized gains of $259,000 and an unamortized cost of $325,000 at June 30, 2006. Interest-only strips at June 30, 2005 had a fair value of $526,000, gross unrealized gains of $145,000 and an unamortized cost of $381,000. Total additions of loan servicing assets during fiscal years ended June 2006 and 2005 were $143,000 and $597,000, respectively; while total amortization of the loan servicing assets were $473,000 and $510,000, respectively.

During the years ended June 30, 2006 and 2005, the Corporation sold 26% and 29%, respectively, of its loans originated for sale to a single primary investor. If the Corporation is unable to sell loans to the primary investor, management believes the availability of other qualified investors would mitigate any significant risk to the Corporation's operations.

Allowance for loan losses
 It is the policy of the Corporation to provide an allowance for loan losses inherent in the loans held for investment as of the balance sheet date when any significant and permanent decline in the borrower's ability to pay has occurred. Periodic reviews are made in an attempt to identify potential problems at an early stage. Individual loans are periodically reviewed and are classified according to their inherent risk. The internal asset review policy used by the Corporation is the primary basis by which the Corporation evaluates the probable loss exposure. Management's determination of the adequacy of the allowance for loan losses is based on an evaluation of the loans held for investment, past experience, prevailing market conditions, and other relevant factors. The determination of the allowance for loan losses is based on estimates that are particularly susceptible to changes in the economic environment and market conditions. The allowance is increased by the provision for losses charged against income and reduced by charge-offs, net of recoveries.

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


Notes to Consolidated Financial Statements

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

Stock repurchase
 The Corporation continues to repurchase its common stock consistent with Board approved stock repurchase plans. During fiscal 2006, the Corporation completed the June 2005 stock repurchase program and on May 23, 2006, the Corporation announced a plan regarding the repurchase of 5% of its common stock or approximately 350,558 shares. As of June 30, 2006, a total of 19,329 shares had been repurchased under the May 2006 stock repurchase program, at an average cost of $28.32 per share, leaving 331,229 shares available for future repurchase activity. For fiscal 2006, the Corporation repurchased 367,169 shares at an average cost of $28.42 per share.

Earnings per common share (EPS)
 Basic EPS represents net income divided by the weighted average common shares outstanding during the period excluding any potential dilutive effects. Diluted EPS gives effect to all potential issuance of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. Accordingly, diluted EPS reflects


Notes to Consolidated Financial Statements

an increase in the weighted average shares outstanding as a result of the assumed exercise of stock options and the vesting of restricted stock.

Stock-based compensation
 Prior to the fiscal year ended June 30, 2005, stock options were accounted for under Accounting Principles Board ("APB") Opinion No. 25 using the intrinsic value method. Accordingly, no stock option expense was recorded in periods prior to the fiscal year ended June 30, 2005, since the exercise price of the options issued has always been equal to the market value at the date of grant. Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Effective July 1, 2005, the Corporation adopted SFAS No. 123R using the modified prospective method under which the provisions of SFAS No. 123R are applied to new awards and to awards modified, repurchased or cancelled after June 30, 2005 and to awards outstanding on June 30, 2005 for which requisite service has not yet been rendered.

The adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense during 2006 and is solely related to issued and unvested stock option grants. The incremental stock-based compensation expense caused income before income taxes to decrease by $394,000 and net income to decrease by $223,000 for the fiscal year ended June 30, 2006. The impact of this additional expense on basic and diluted earnings per share was a reduction of $0.03 for the fiscal year ended June 30, 2006. Cash provided by operating activities decreased by $2.6 million and cash provided by financing activities increased by an identical amount for fiscal 2006 related to excess tax benefits from stock-based payment arrangements.

As required under SFAS No. 123(R), the reported net income and earnings per share for the fiscal years ended June 30, 2005 and 2004 have been presented below to reflect the impact had the Corporation been required to recognize compensation cost based on the fair value at the grant date for stock options. The pro forma amounts are as follows:

Year Ended June 30,
(In Thousands, Except Per Share Amounts)	2005	2004
Net income, as reported	$ 18,699	$ 15,069
Add:
Stock-based compensation expense included in the reported net income, net of tax	263	78
Deduct:
Total stock-based compensation expense, determined using the fair value method, net of tax	(951)	(325)
Pro forma net income	$ 18,011	$ 14,822

Earnings per share:
Basic - as reported	$ 2.84	$ 2.24
Basic - pro forma	$ 2.73	$ 2.20

Diluted - as reported	$ 2.64	$ 2.09
Diluted - pro forma	$ 2.54	$ 2.06

ESOP (Employee Stock Ownership Plan)
 The Corporation recognizes compensation expense when shares are committed to be released to employees in an amount equal to the fair value of the shares so committed. The difference between the amount of compensation expense and the cost of the shares released is recorded as additional paid-in capital. Cash dividends received on the


Notes to Consolidated Financial Statements

unallocated ESOP shares are applied as a prepayment to the ESOP loan and reduce the amount of unearned compensation.

MRP (Management Recognition Plan)
 The Corporation recognizes compensation expense over the vesting period of the shares awarded, equal to the fair value of the shares at the date of the award.

Postretirement benefits
 The estimated obligation for postretirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees as of June 30, 2006. The post retirement benefit liability is included in other liabilities in the accompanying consolidated financial statements. Effective July 1, 2003, the Corporation discontinued the postretirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits.

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

The components of other comprehensive income and their related tax effects are as follows:

	For the Year Ended June 30,
(In Thousands)	2006	2005	2004
Unrealized holding (losses) gains on securities available for sale, net	$ (1,241)	$ 934	$ (2,831)
Reclassification adjustment for gains realized in income	-	(384)	-
Net unrealized (losses) gains	(1,241)	550	(2,831)
Tax effect	521	(231)	1,161
Net-of-tax amount	$ (720)	$ 319	$ (1,670)

Recent accounting pronouncements

SFAS No. 156:
 In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets," an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The Corporation intends to continue applying the amortization and impairment requirements of Statement No. 140.


Notes to Consolidated Financial Statements

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

FASB Staff Position ("FSP") Financial Accounting Standards ("FAS") No. 115-1:
 In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP nullified certain requirements of Emerging Issues Task Force 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1), and references existing other than temporary impairment guidance. Furthermore, this FSP creates a three-step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005.

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

FASB Interpretation No. 48 ("FIN 48"):
 In July 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," which supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. The interpretation also requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. FIN 48 is effective for fiscal years beginning after December 15, 2006. It is not anticipated that adoption will have a material impact on the Corporation's financial condition, results of operations, or cash flows.


Notes to Consolidated Financial Statements

2.   Investment Securities:

The amortized cost and estimated fair value of investment securities as of June 30, 2006 and 2005 were as follows:
June 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands) Held to maturity

U.S. government sponsored enterprise debt securities	$ 51,028	$ -	$ (1,117)	$ 49,911	$ 51,028
U.S. government agency MBS (1)	3	-	-	3	3

Total held to maturity	51,031	-	(1,117)	49,914	51,031

Available for sale
U.S. government sponsored enterprise debt securities	21,846	-	(582)	21,264	21,264
U.S. government agency MBS	38,143	-	(778)	37,365	37,365
U.S. government sponsored enterprise MBS	61,455	272	(478)	61,249	61,249
Private issue CMO (2)	5,557	-	(145)	5,412	5,412
Freddie Mac common stock	6	336	-	342	342
Fannie Mae common stock	1	18	-	19	19
Other common stock	118	389	-	507	507
Total available for sale	127,126	1,015	(1,983)	126,158	126,158
Total investment securities	$ 178,157	$ 1,015	$ (3,100)	$ 176,072	$ 177,189

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

The gross realized gain on sale of investment securities based on identified securities during the years ended June 30, 2006, 2005 and 2004 was $0, $384,000 and $0, respectively. The tax expense on the sale of investment securities for June 30, 2006, 2005 and 2004 was $0, $161,000, and $0, respectively. There were no realized losses during the years ended June 30, 2006, 2005 and 2004.

During fiscal 2006, there were $4.2 million of investment securities that matured, $49.5 million of MBS principal payments and no new purchases of investment securities. In fiscal 2005, there were $8.2 million of investment securities that were called by issuers, $1.8 million of investment securities that matured, $58.1 million of MBS principal payments and $49.0 million of new purchases of investment securities. During fiscal 2006, the decrease in MBS principal payments was primarily attributable to the increase in interest rates during the period. As of June 30, 2006, MBS and CMO investments represented 59% of investment securities as compared to 67% at June 30, 2005.


Notes to Consolidated Financial Statements

As of June 30, 2006 and 2005, the Corporation held investments in a continuous unrealized loss position totaling $3.1 million and $1.8 million, respectively, consisting of the following:

As of June 30, 2006	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprise debt securities:
Fannie Mae	$ -	$ -	$ 6,866	$ 132	$ 6,866	$ 132
Freddie Mac	-	-	10,606	393	10,606	393
FHLB	-	-	47,816	1,061	47,816	1,061
FFCB (1)	-	-	5,887	113	5,887	113
U.S. government agency MBS:
GNMA (2)	22,103	358	15,262	420	37,365	778
U.S. government sponsored enterprise MBS:
Fannie Mae	18,647	66	15,375	410	34,022	476
Freddie Mac	1,369	2	-	-	1,369	2
Private issue CMO:
Washington Mutual, Inc.	-	-	5,412	145	5,412	145
Total	$ 42,119	$ 426	$ 107,224	$ 2,674	$ 149,343	$ 3,100

As of June 30, 2005	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprise debt securities:
Fannie Mae	$ -	$ -	$ 6,840	$ 153	$ 6,840	$ 153
Freddie Mac	6,935	67	6,789	210	13,724	277
FHLB	14,682	165	33,398	627	48,080	792
FFCB (1)	-	-	5,872	128	5,872	128
U.S. government agency MBS:
GNMA (2)	29,159	152	6,418	61	35,577	213
U.S. government sponsored enterprise MBS:
Fannie Mae	5,559	34	13,229	160	18,788	194
Private issue CMO:
Washington Mutual, Inc.	2,095	6	5,171	40	7,266	46
Total	$ 58,430	$ 424	$ 77,717	$ 1,379	$ 136,147	$ 1,803

(1)   Federal Farm Credit Banks ("FFCB")
(2)   Government National Mortgage Association ("GNMA")

As of June 30, 2006, the unrealized holding losses relate to a total of 57 investment securities, which consist of 26 adjustable rate MBS, three adjustable rate CMO and 28 fixed rate government sponsored enterprise debt obligations,


Notes to Consolidated Financial Statements

which have been in an unrealized loss position (ranging from a deminimus percentage to 5.7% of cost) for more than 12 months. Such unrealized holding losses are the result of an increase in market interest rates during fiscal 2006 and are not the result of credit or principal risk. Based on the nature of the investments and other considerations discussed above, management concluded that such unrealized losses were not other than temporary as of June 30, 2006.

Contractual maturities of investment securities as of June 30, 2006 and 2005 were as follows:

	June 30, 2006		June 30, 2005
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$ 32,029	$ 31,506	$ 3,198	$ 3,191
Due after one through five years	19,002	18,408	49,030	48,136
Due after five years	-	-	-	-
	51,031	49,914	52,228	51,327
Available for sale
Due in one year or less	14,142	13,944	3,274	3,250
Due after one through five years	9,849	9,463	24,239	23,856
Due after five through ten years	-	-	-	-
Due after ten years	103,010	101,883	152,298	152,684
No stated maturity (common stock)	125	868	7	414
	127,126	126,158	179,818	180,204
Total investment securities	$ 178,157	$ 176,072	$ 232,046	$ 231,531

3. Loans Held for Investment:

Loans held for investment consisted of the following:

(In Thousands)	June 30,
	2006	2005

Mortgage loans:
Single-family	$ 828,091	$ 808,732
Multi-family	219,072	119,715
Commercial real estate	127,342	122,354
Construction	149,517	155,975
Commercial business loans	12,911	15,268
Consumer loans	734	778
Other	16,244	10,767
	1,353,911	1,233,589
Less:
Undisbursed loan funds	(84,024)	(95,162)
Deferred loan costs	3,417	2,693
Allowance for loan losses	(10,307)	(9,215)
Total loans held for investment	$ 1,262,997	$ 1,131,905


Notes to Consolidated Financial Statements

Fixed-rate loans comprised 2% and 3% of loans held for investment at June 30, 2006 and 2005, respectively. As of June 30, 2006, the Bank had $95.4 million in mortgage loans that are subject to negative amortization, compared to $105.7 million at June 30, 2005. Negative amortization involves a greater risk to the Bank, because during a period of high interest rates, the loan principal balance may increase by up to 115% of the original loan amount. Also, the Bank has invested in interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable interest rate and a fully amortizing loan payment for the remaining term. As of June 30, 2006 and 2005, the interest-only ARM loans were $638.5 million and $613.9 million, or 50.1% and 54.2% of loans held for investment, respectively.

The following summarizes the components of the net change in the allowance for loan losses:

(In Thousands)	Year Ended June 30,
	2006	2005	2004

Balance, beginning of period	$ 9,215	$ 7,614	$ 7,218
Provision for losses	1,134	1,641	819
Recoveries	2	2	1
Charge-offs	(44)	(42)	(424)
Balance, end of period	$ 10,307	$ 9,215	$ 7,614

Non-accrual loans were $2.5 million and $590,000 at June 30, 2006 and 2005, respectively. The effect of non-accrual and restructured loans on interest income for the years ended June 30, 2006, 2005 and 2004 is presented below:

(In Thousands)	Year Ended June 30,
	2006	2005	2004

Contractual interest due	$ 146	$ 1	$ 101
Interest recognized	(33)	-	(58)
Net interest foregone	$ 113	$ 1	$ 43


Notes to Consolidated Financial Statements

The following tables identify the Corporation's total recorded investment in impaired loans, net of specific allowances, by type at June 30, 2006 and 2005:

	June 30, 2006
(In Thousands)	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 508	$ (106)	$ 402
Without a related allowance	812	-	812
Total single-family loans	1,320	(106)	1,214

Construction:
With a related allowance	462	(76)	386
Without a related allowance	1,313	-	1,313
Total construction loans	1,775	(76)	1,699

Commercial business loans:
With a related allowance	60	(56)	4
Total commercial business loans	60	(56)	4
Total impaired loans	$ 3,155	$ (238)	$ 2,917

	June 30, 2005
(In Thousands)	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 110	$ (65)	$ 45
Without a related allowance	545	-	545
Total single-family loans	655	(65)	590

Commercial business loans:
With a related allowance	116	(116)	-
Total commercial business loans	116	(116)	-
Total impaired loans	$ 771	$ (181)	$ 590

At June 30, 2006 and 2005, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

During the years ended June 30, 2006, 2005 and 2004, the Corporation's average investment in impaired loans was $1.8 million, $1.4 million and $2.9 million, respectively. Interest income of $192,000, $328,000 and $292,000 was recognized, based on cash receipts, on impaired loans during the years ended June 30, 2006, 2005 and 2004,


Notes to Consolidated Financial Statements

respectively. The Corporation records interest on non-accrual loans utilizing the cash basis method of accounting during the periods when the loans are on non-accrual status.

In the ordinary course of business, the Bank makes loans to its directors, officers and employees at substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers. The following is a summary of related-party loan activity:

(In Thousands)	Year Ended June 30,
	2006	2005	2004

Balance, beginning of period	$ 5,417	$ 4,398	$ 5,556
Originations	4,111	13,896	13,135
Sales/payments	(4,031)	(12,877)	(14,293)
Balance, end of period	$ 5,497	$ 5,417	$ 4,398

4.   Mortgage Loan Servicing and Loans Originated for Sale:

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation:

(In Thousands)	Year Ended June 30,
	2006	2005	2004

Loans serviced for Freddie Mac	$ 8,918	$ 12,784	$ 19,995
Loans serviced for Fannie Mae	22,484	27,789	19,419
Loans serviced for FHLB - San Francisco	201,644	226,995	215,057
Loans serviced for other institutional investors	6,604	7,562	14,914
Total loans serviced for others	$ 239,650	$ 275,130	$ 269,385

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. The Corporation held borrowers' escrow balances related to loans serviced for others of $559,000, $643,000 and $615,000 as of June 30, 2006, 2005 and 2004, respectively. These escrow balances are included in deposits in the accompanying Consolidated Statements of Financial Condition. Included in non-interest bearing deposits at June 30, 2006, 2005 and 2004 were $1.7 million, $2.5 million and $1.9 million, respectively, of custodial accounts held for investors.


Notes to Consolidated Financial Statements

The following table summarizes the estimated aggregate amortization expense for servicing assets as of June 30, 2006:

Year Ended June 30,	Amount (In Thousands)

2007	$ 423
2008	357
2009	247
2010	136
2011	110
Thereafter	106
Total estimated amortization expense	$ 1,379

Loans sold consisted of the following:

	Year Ended June 30,
(In Thousands)	2006	2005	2004
Loans sold:
Servicing - released	$ 1,242,093	$ 1,232,682	$ 905,532
Servicing - retained	19,348	81,711	221,279
Total loans sold	$ 1,261,441	$ 1,314,393	$ 1,126,811

Loans held for sale consisted of the following:

	June 30,
(In Thousands)	2006	2005	2004
Fixed rate	$ 162	$ 1,600	$ 18,797
Adjustable rate	4,551	4,091	1,330
Total loans held for sale	$ 4,713	$ 5,691	$ 20,127

5.   Real Estate Held for Investment:

Real estate held for investment consisted of the following:

	June 30,
(In Thousands)	2006	2005

Real estate held for investment	$ 653	$ 12,923
Less accumulated depreciation	-	(3,070)
Total real estate held for investment, net	$ 653	$ 9,853

There was no other real estate owned at June 30, 2006 and at June 30, 2005.


Notes to Consolidated Financial Statements

6.   Premises and Equipment:

Premises and equipment consisted of the following:

	June 30,
(In Thousands)	2006	2005

Land	$ 3,051	$ 3,051
Buildings	8,353	8,197
Leasehold improvements	1,244	1,235
Furniture and equipment	6,233	9,203
Automobiles	81	77
	18,962	21,763
Less accumulated depreciation and amortization	(12,102)	(14,320)
Total premises and equipment, net	$ 6,860	$ 7,443

Depreciation and amortization expense for the years ended June 30, 2006, 2005 and 2004 amounted to $1.2 million, $1.1 million and $1.8 million, respectively.

 7.   Deposits:

	June 30, 2006		June 30, 2005
(Dollars in Thousands)	Interest Rate	Amount	Interest Rate	Amount

Checking deposits - non-interest-bearing	-	$ 48,776	-	$ 48,173
Checking deposits - interest-bearing (1)	0% - 1.98%	131,265	0% - 1.00%	127,883
Savings deposits (1)	0% - 4.41%	181,806	0% - 2.24%	267,207
Money market deposits (1)	0% - 2.99%	29,274	0% - 1.49%	41,058
Time deposits
Under $100	0.40% - 5.52%	253,705	0.40% - 6.80%	225,725
$100 and over (2)	0.40% - 5.47%	272,756	0.80% - 6.77%	208,585
Total deposits		$ 917,582		$ 918,631
Weighted average interest rate on deposits		2.83%		2.02%

(1)  Certain interest-bearing checking, savings and money market accounts require a minimum balance to earn interest.

(2)  Includes a single depositor with balances of $100.0 million at June 30, 2006 and $75.0 million at June 30, 2005.


Notes to Consolidated Financial Statements

The aggregate annual maturities of time deposits are as follows:
	June 30,
(In Thousands)	2006	2005

One year or less	$ 305,870	$ 232,309
Over one to two years	129,299	67,154
Over two to three years	77,419	103,527
Over three to four years	10,146	18,893
Over four to five years	3,727	12,427
Total time deposits	$ 526,461	$ 434,310

Interest expense on deposits is summarized as follows:

	Year Ended June 30,
(In Thousands)	2006	2005	2004

Checking deposits - interest-bearing	$ 814	$ 680	$ 665
Savings deposits	3,151	4,484	5,267
Money market deposits	410	490	700
Time deposits	17,691	10,508	6,688
Total interest expense on deposits	$ 22,066	$ 16,162	$ 13,320

The Corporation is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank. The cash balances maintained by the Bank at June 30, 2006 and 2005 were sufficient to cover the reserve requirements.

8.   Borrowings:

Advances from the FHLB - San Francisco, which mature at various dates through 2021, are collateralized by pledges of certain real estate loans with an aggregate principal balance at June 30, 2006 and 2005 of $737.3 million and $515.4 million, respectively. In addition, the Bank pledged investment securities totaling $54.6 million at June 30, 2006 to collateralize its FHLB - San Francisco advances under the Securities-Backed Credit ("SBC") program as compared to $128.5 million at June 30, 2005. At June 30, 2006, the Bank's FHLB - San Francisco borrowing capacity, which is limited to 40% of total assets reported on the Bank's quarterly thrift financial report, is approximately $624.7 million as compared to $649.7 million at June 30, 2005. In addition, the Bank has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $60.0 million which matures on November 30, 2006. As of June 30, 2006 and 2005, the borrowings under this facility were $0 and $10.0 million, respectively.


Notes to Consolidated Financial Statements

Borrowings consisted of the following:

(In Thousands)	June 30,
	2006	2005

Regular FHLB - San Francisco advances	$ 491,711	$ 427,845
SBC FHLB - San Francisco advances	54,500	123,000
Correspondent bank advances	-	10,000
Total borrowings	$ 546,211	$ 560,845

As a member of the FHLB - San Francisco system, the Bank is required to maintain a minimum investment in FHLB - San Francisco stock. The Bank held the required investment of $35.6 million and an excess investment amount of $2.0 million at June 30, 2006, as compared to the required investment of $37.1 million and no excess investment amount at June 30, 2005. Any excess may be redeemed by the Bank or called by FHLB - San Francisco at par.

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2006	2005	2004

Balance outstanding at the end of period:
FHLB - San Francisco advances	$ 546,211	$ 550,845	$ 324,877
Correspondent bank advances	-	$ 10,000	-

Weighted average rate at the end of period:
FHLB - San Francisco advances	4.53%	3.95%	4.01%
Correspondent bank advances	-	3.39%	-

Maximum amount of borrowings outstanding at any month end:
FHLB - San Francisco advances	$ 572,342	$ 550,845	$ 385,385
Correspondent bank advances	-	$ 10,000	-

Average short-term borrowings (1) with respect to:
FHLB - San Francisco advances	$ 121,950	$ 135,708	$ 97,638
Correspondent bank advances	$ 205	$ 334	-

Weighted average short-term borrowing rate during the period with respect to:
FHLB - San Francisco advances	4.11%	2.84%	2.42%
Correspondent bank advances	3.46%	2.05%	-

(1) Borrowings with a remaining term of 12 months or less.


Notes to Consolidated Financial Statements

The aggregate annual contractual maturities of borrowings are as follows:

(Dollars in Thousands)	June 30,
	2006	2005

Within one year	$ 157,400	$ 177,000
Over one to two years	132,000	20,000
Over two to three years	30,000	107,000
Over three to four years	72,000	30,000
Over four to five years	88,000	72,000
Over five years	66,811	154,845
Total borrowings	$ 546,211	$ 560,845
Weighted average interest rate	4.53%	3.94%

9.   Income Taxes:

The provision (benefit) for income taxes consisted of the following:

(In Thousands)	Year Ended June 30,
	2006	2005	2004

Current:
Federal	$ 13,221	$ 9,670	$ 8,180
State	4,504	3,318	2,920
	17,725	12,988	11,100
Deferred:
Federal	(1,561)	792	487
State	(488)	297	130
	(2,049)	1,089	617
Provision for income taxes	$ 15,676	$ 14,077	$ 11,717

The Corporation's tax benefit from non-qualified equity compensation in fiscal 2006, fiscal 2005 and fiscal 2004 was approximately $2.6 million, $322,000 and $349,000, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	Year Ended June 30,
	2006	2005	2004

Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	7.2	7.1	7.4
Other	1.1	0.8	1.3
Effective income tax rate	43.3%	42.9%	43.7%


Notes to Consolidated Financial Statements

Deferred tax (assets) liabilities by jurisdiction were as follows:
(In Thousands)	June 30,
	2006	2005

Deferred taxes - federal	$ (728)	$ 1,298
Deferred taxes - state	(113)	432
Total deferred tax (assets) liabilities	$ (841)	$ 1,730

Deferred tax (assets) liabilities were comprised of the following:

(In Thousands)	June 30,
	2006	2005

Depreciation	$ 665	$ 3,036
FHLB - San Francisco stock dividends	4,047	3,409
Unrealized gain on investment securities	-	162
Unrealized gain on interest-only strips	109	61
Deferred loan costs	2,624	2,285
Total deferred tax liabilities	7,445	8,953

State taxes	(1,365)	(1,335)
Loss reserves	(4,633)	(4,261)
Deferred compensation	(1,697)	(1,447)
Accrued vacation	(126)	(115)
Unrealized loss on investment securities	(406)	-
Other	(59)	(65)
Total deferred tax assets	(8,286)	(7,223)
Net deferred tax (assets) liabilities	$ (841)	$ 1,730

The net deferred tax (assets) liabilities are included in Other Assets or Other Liabilities in the accompanying Consolidated Statements of Financial Condition.

Retained earnings at June 30, 2006 included approximately $9.0 million for which federal income tax of $3.1 million had not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

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


Notes to Consolidated Financial Statements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Core Capital (as defined) to Adjusted Tangible Assets (as defined). Management believes, as of June 30, 2006 and 2005, that the Bank meets all capital adequacy requirements to which it is subject.

Various adjustments are required to be made to retained earnings and total assets for computing these capital ratios, depending on an institution's capital and asset structure. The adjustment presently applicable to the Bank is for equity investments in real estate. In addition, in calculating risk-based capital, general loss allowances are included as capital on a limited basis.

As of June 30, 2006 and 2005, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum Total Risk-Based, Core Capital and Tier 1 Risk-Based Capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements. In fiscal 2006 and 2005, the Bank declared and paid cash dividends of $6.0 million and $8.3 million, respectively, to its parent.


Notes to Consolidated Financial Statements

The Bank's actual capital amounts and ratios as of June 30, 2006 and 2005 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2006
Total Capital to Risk-Weighted Assets	$ 138,807	13.37%	$ 83,037	> 8.0%	$ 103,796	> 10.0%
Core Capital to Adjusted Tangible Assets	131,308	8.08%	64,974	> 4.0%	81,218	> 5.0%
Tier 1 Capital to Risk-Weighted Assets	128,403	12.37%	N/A	N/A	62,278	> 6.0%
Tangible Capital	131,308	8.08%	24,365	> 1.5%	N/A	N/A

As of June 30, 2005
Total Capital to Risk-Weighted Assets	$ 112,387	11.21%	$ 80,186	> 8.0%	$ 100,232	> 10.0%
Core Capital to Adjusted Tangible Assets	106,459	6.56%	64,933	> 4.0%	81,166	> 5.0%
Tier 1 Capital to Risk-Weighted Assets	103,169	10.29%	N/A	N/A	60,139	> 6.0%
Tangible Capital	106,459	6.56%	24,350	> 1.5%	N/A	N/A

11.  Benefit Plans:

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements. Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service. The Corporation makes matching contributions up to 3% of participants' pretax compensation. Participants vest immediately in their own contributions with 100% vesting in the Corporation's contributions occurring after six years of credited service. The Corporation's expense for the plan was approximately $411,000, $379,000 and $335,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

The Corporation has a multi-year employment agreement with one executive officer, which requires payments of certain benefits upon retirement. The obligation was fully funded at June 30, 2006 and actuarially determined retirement costs are being accrued and expensed annually.

ESOP (Employee Stock Ownership Plan)

An ESOP was established for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours. The ESOP Trust borrowed $4.1 million from the Corporation to purchase 922,538 shares of the common stock issued in the conversion. The loan is principally repaid from the Corporation's contributions to the ESOP over a period of 15 years. In addition to the scheduled principal loan payments, the ESOP Trust has paid additional principal amounts, which came from cash


Notes to Consolidated Financial Statements

dividends received on the unallocated ESOP shares. The additional principal payment (loan prepayment) in fiscal 2006 and 2005 was $202,000 and $212,000, respectively. At June 30, 2006 and 2005, the outstanding balance on the loan was $1.1 million and $1.6 million, respectively. Shares purchased with the loan proceeds are held in an unearned ESOP account and released on a pro rata basis based on the distribution schedule. Contributions to the ESOP and shares released from the unearned ESOP account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after six years of credited service. Vesting accelerates upon retirement, death or disability of the participant or in the event of a change in control of the Corporation. Forfeitures are reallocated among remaining participating employees in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The expense related to the ESOP was $1.7 million, $1.7 million and $1.4 million for the years ended June 30, 2006, 2005 and 2004, respectively. At June 30, 2006 and 2005, the unearned ESOP account of $644,000 and $1.1 million, respectively, was reported as a reduction to stockholders' equity.

The table below reflects ESOP activity for the year indicated (in number of shares):

	June 30,
	2006	2005	2004
Unallocated shares at beginning of year	349,985	410,852	471,719
Allocated	(60,867)	(60,867)	(60,867)
Unallocated shares at end of year	289,118	349,985	410,852

The fair value of unallocated ESOP shares was $8.7 million, $9.8 million and $9.7 million at June 30, 2006, 2005 and 2004, respectively.

12.  Incentive Plans:

On June 30, 2006, the Corporation has three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $324,000, $455,000 and $135,000 for fiscal years ended June 30, 2006, 2005 and 2004, respectively. Total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangement was $2.6 million, $322,000 and $349,000 for fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Stock Option Plans

The Corporation established the 1996 Stock Option Plan and the 2003 Stock Option Plan (collectively, the "Stock Option Plans") for key employees and eligible directors under which options to acquire up to 1.15 million shares and 352,500 shares of common stock, respectively, may be granted. Under the Stock Option Plans, options may not be granted at a price less than the fair market value at the date of grant. Options vest over a five-year period on a pro-rata basis as long as the employee or director remains an employee or director of the Corporation. The options are exercisable after vesting for up to the remaining term of the original grant. The maximum term of the options granted is 10 years.

On April 28, 2005, the Board of Directors accelerated the vesting of certain unvested stock options, totaling 136,950 options, which were previously granted to directors, officers and key employees who had three or more continuous years of service with the Corporation or an affiliate of the Corporation. The Board believes that it was in the best interest of the shareholders to accelerate the vesting of these options which were granted prior to January 1, 2004,


Notes to Consolidated Financial Statements

since it will have a positive impact on the future earnings of the Corporation. This action was taken as a result of SFAS No. 123R which the Corporation adopted on July 1, 2005.

As a result of accelerating the vesting of these options, the Corporation recorded a charge to compensation expense of $320,000 during the quarter ended June 30, 2005. This charge represents a new measurement of compensation cost for these options as of the modification date. The modification introduced the potential for an effective renewal of the awards as some of these options may have been forfeited by the holders. This charge will require adjustment in future periods for actual forfeiture experience. The Corporation estimates that the compensation expense related to these options that would have been recognized over their remaining vesting periods pursuant to the transition provisions of SFAS No. 123R is $1.7 million. Because these options are now fully vested, they are not subject to the provisions of SFAS No. 123R.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the assumptions noted in the following table. The expected volatility is based on implied volatility from historical common stock closing prices for the last 30 months. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis. The expected term is based on the historical experience of all fully vested stock option grants and is reviewed annually. The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date.

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Expected volatility range	20% - 21%	14% - 18%	14% - 16%
Weighted-average volatility	20%	16%	15%
Expected dividend yield	1.9% - 2.0%	1.3% - 2.0%	0.7% - 1.7%
Expected term (in years)	7.6 - 7.8	7.8 - 10.0	10.0
Risk-free interest rate	4.1% - 4.7%	4.0% - 4.5%	4.0% - 4.4%

In fiscal 2006, the total options (under both plans) granted, exercised and forfeited were 19,000 shares, 403,632 shares and 37,000 shares, respectively. In fiscal 2005, the total options (under both plans) granted, exercised and forfeited were 68,000 shares, 74,775 shares and 43,450 shares, respectively. As of June 30, 2006 and 2005, the number of options available for future grants under the Stock Option Plans were 107,200 and 89,200 shares, respectively.

The following is a summary of stock option activity under the 1996 and 2003 Plans:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2005	974,625	$ 14.62
Granted	19,000	30.03
Exercised	(403,632)	7.27
Forfeited	(37,000)	25.83
Outstanding at June 30, 2006	552,993	$ 19.77	6.92	$5,657
Exercisable at June 30, 2006	344,793	$ 16.66	6.30	$4,600


Notes to Consolidated Financial Statements

The weighted-average grant-date fair value of options granted during the fiscal years ended June 30, 2006, 2005 and 2004 was $7.77, $7.22 and $6.19 per share, respectively. The total intrinsic value of options exercised during the years ended June 30, 2006, 2005 and 2004 was $8.3 million, $1.5 million and $1.6 million, respectively.

As of June 30, 2006, there was $1.2 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 1996 and 2003 Stock Option Plans. This expense is expected to be recognized over a weighted-average period of 3.2 years. The forfeiture rate during fiscal 2006 was 20%, which was calculated based on the historical experience of all fully vested stock option grants and is reviewed annually.

Management Recognition Plan ("MRP")

The Corporation established the MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock. The Corporation acquired 461,250 shares of its common stock in the open market to fund the MRP in 1997. All of the MRP shares have been awarded. Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at the award date. MRP compensation expense was $92,000, $135,000 and $135,000 for the years ended June 30, 2006, 2005 and 2004, respectively. At June 30, 2006 and 2005, the value of the unearned MRP account was $63,000 (included in the Consolidated Statements of Financial Condition under Additional paid-in capital, as per SFAS No. 123R) and $155,000, respectively, and reported as a reduction to stockholders' equity; and there were 9,588 MRP shares remaining to be distributed, all of which have been awarded.

A summary of the status of the Corporation's non-vested MRP shares as of June 2006 and changes during the fiscal year ended June 30, 2006 is presented below:

Non-Vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at June 30, 2005	23,058	$ 11.17
Granted	-	-
Vested	(13,470)	10.00
Forfeited	-	-
Non-vested at June 30, 2006	9,588	$12.81

As of June 30, 2006, there was $62,000 of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the MRP. This expense is expected to be recognized over a weighted-average period of 0.5 year. The forfeiture rate during fiscal 2006 was 0%, which was based on the full retention of the remaining participants. The fair value of shares vested during the years ended June 30, 2006, 2005 and 2004, was $366,000, $362,000 and $283,000, respectively.

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


Notes to Consolidated Financial Statements

	For the Year Ended June 30, 2006
(Dollars in Thousands, Except Share Amount)	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 20,540	6,627,546	$ 3.10
Effect of dilutive shares:
Stock options		249,048
Restricted stock awards (MRP)		6,409
Diluted EPS	$ 20,540	6,883,003	$ 2.98

	For the Year Ended June 30, 2005
(Dollars in Thousands, Except Share Amount)	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 18,699	6,592,652	$ 2.84
Effect of dilutive shares:
Stock options		489,510
Restricted stock awards (MRP)		12,842
Diluted EPS	$ 18,699	7,095,004	$ 2.64

	For the Year Ended June 30, 2004
(Dollars in Thousands, Except Share Amount)	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 15,069	6,732,954	$ 2.24
Effect of dilutive shares:
Stock options		458,952
Restricted stock awards (MRP)		16,937
Diluted EPS	$ 15,069	7,208,843	$ 2.09

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


Notes to Consolidated Financial Statements

The Corporation conducts a portion of its operations in leased facilities under non-cancelable agreements classified as operating leases. The following is a schedule of minimum rental payments under such operating leases, which expire at various years:

Amount
Year Ended June 30,	(In Thousands)

2007	$ 1,019
2008	902
2009	703
2010	492
2011	289
Thereafter	184
Total minimum payments required	$ 3,589

Lease expense under operating leases was approximately $1.0 million, $797,000 and $705,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

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

	June 30,
Commitments	2006	2005
(In Thousands)
Undisbursed loan funds - Construction loans	$ 84,024	$ 95,162
Undisbursed lines of credit - Single-family loans	6,824	7,823
Undisbursed lines of credit - Commercial business loans	10,545	9,052
Undisbursed lines of credit - Consumer loans	1,633	1,631
Commitments to extend credit on loans held for investment	20,858	13,312
	$ 123,884	$ 126,980

Commitments to extend credit are agreements to lend money to a customer at some future date as long as all conditions have been met in the agreement. These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee. Since some of these commitments are expected to expire, the total commitment amount outstanding does not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis prior to issuing a commitment. At June 30, 2006 and 2005, interest rates on commitments to extend credit ranged from 5.88% to 10.00% and 1.00% (teaser rate, generally for the first month only) to 12.13%, respectively.


Notes to Consolidated Financial Statements

In an effort to minimize its exposure to interest rate fluctuations on commitments to extend credit where the underlying loan will be sold, the Corporation enters into forward loan sale agreements to sell certain dollar amounts of fixed rate and adjustable rate loans to third parties. These agreements specify the minimum maturity of the loans, the yield to the purchaser, the servicing spread to the Corporation (if servicing is retained), the maximum principal amount of all loans to be delivered and the maximum principal amount of individual loans to be delivered. The Corporation typically satisfies these forward loan sale agreements with its current loan production; at June 30, 2006 and 2005 the aggregate amount of loans held for sale and of commitments to extend credit on loans to be held for sale exceeded the Corporation's forward loan sale agreements. At June 30, 2006 and 2005, interest rates on forward loan sale agreements ranged from 6.00% to 6.50% and 4.50% to 6.00%, respectively.

In addition to the instruments described above, the Corporation also purchases over-the-counter put option contracts (with expiration dates that generally coincide with the terms of the commitments to extend credit) which mitigates the interest rate risk inherent in commitments to extend credit. The contract amounts of these instruments reflect the extent of involvement the Corporation has in this particular class of financial instruments. The Corporation's exposure to loss on these financial instruments is limited to the premiums paid for the put option contracts. Put options are adjusted to market in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As of June 30, 2006 and 2005, total notional put option contracts were $9.0 million and $20.0 million, respectively; and the fair value was $53,000 and $50,000, respectively.

In accordance with SFAS No. 133 and interpretations of the FASB's Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the Consolidated Statements of Operations during the years ended June 30, 2006, 2005 and 2004 was a gain of $71,000, a loss of $264,000 and a loss of $859,000, respectively.

	June 30, 2006		June 30, 2005
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$ 65,970	$ (192)	$ 84,037	$ (56)
Forward loan sale agreements	35,500	(94)	48,000	(85)
Put option contracts	9,000	53	20,000	50
Total	$ 110,470	$ (233)	$ 152,037	$ (91)

(1)	Net of an estimated 31.0% of commitments at June 30, 2006 and 25.0% of commitments at June 30, 2005, which may not fund.

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


Notes to Consolidated Financial Statements

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

Cash and cash equivalents: The carrying amount of these financial assets approximates the fair value.

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


Notes to Consolidated Financial Statements

The carrying amount and fair values of the Corporation's financial instruments were as follows:

	June 30, 2006		June 30, 2005
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 16,358	$ 16,358	$ 25,902	$ 25,902
Investment securities	177,189	176,072	232,432	231,531
Loans held for investment	1,262,997	1,241,662	1,131,905	1,128,535
Loans held for sale	4,713	4,767	5,691	5,846
Receivable from sale of loans	99,930	99,930	167,813	167,813
Accrued interest receivable	6,774	6,774	6,294	6,294
FHLB - San Francisco stock	37,585	37,585	37,130	37,130

Financial liabilities:
Deposits	917,582	859,282	918,631	867,974
Borrowings	546,211	534,263	560,845	566,969
Accrued interest payable	2,019	2,019	1,882	1,882

Derivative Financial Instruments:
Commitments to extend credit on loans to be held for sale	(192)	(192)	(56)	(56)
Forward loan sale agreements	(94)	(94)	(85)	(85)
Put option contracts	53	53	50	50


Notes to Consolidated Financial Statements

17.  Operating Segments:

The following tables illustrate the Corporation's operating segments for the years ended June 30, 2006, 2005 and 2004, respectively.

	Year Ended June 30, 2006
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, after provision for loan losses	$ 40,818	$ 2,102	$ 42,920
Non-interest income:
Loan servicing and other fees	(1,504)	4,076	2,572
Gain on sale of loans, net	491	12,990	13,481
Real estate operations, net	(12)	-	(12)
Deposit account fees	2,093	-	2,093
Net gain on sale of real estate	6,355	-	6,355
Other	1,719	1	1,720
Total non-interest income	9,142	17,067	26,209

Non-interest expense:
Salaries and employee benefits	12,856	7,624	20,480
Premises and occupancy	2,041	995	3,036
Operating and administrative expenses	5,337	4,060	9,397
Total non-interest expenses	20,234	12,679	32,913
Income before income taxes	29,726	6,490	36,216
Provision for income taxes	12,866	2,810	15,676
Net income	$ 16,860	$ 3,680	$ 20,540
Total assets, end of period	$ 1,516,353	$ 106,117	$ 1,622,470


Notes to Consolidated Financial Statements

	Year Ended June 30, 2005
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, after provision for loan losses	$ 37,132	$ 3,740	$ 40,872
Non-interest income:
Loan servicing and other fees	(4,705)	6,380	1,675
Gain on sale of loans, net	579	18,127	18,706
Real estate operations, net	400	-	400
Deposit account fees	1,789	-	1,789
Net gain on sale of investment securities	384	-	384
Other	1,460	4	1,464
Total non-interest (loss) income	(93)	24,511	24,418

Non-interest expense:
Salaries and employee benefits	13,667	7,966	21,633
Premises and occupancy	1,972	763	2,735
Operating and administrative expenses	4,540	3,606	8,146
Total non-interest expenses	20,179	12,335	32,514
Income before income taxes	16,860	15,916	32,776
Provision for income taxes	7,219	6,858	14,077

Net income	$ 9,641	$ 9,058	$ 18,699

Total assets, end of period	$ 1,460,533	$ 171,589	$ 1,632,122

	Year Ended June 30, 2004
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, after provision for loan losses	$ 32,518	$ 2,895	$ 35,413
Non-interest income:
Loan servicing and other fees	(2,990)	5,282	2,292
Gain on sale of loans, net	41	14,305	14,346
Real estate operations, net	178	73	251
Deposit account fees	1,986	-	1,986
Other	1,256	22	1,278
Total non-interest income	471	19,682	20,153

Non-interest expense:
Salaries and employee benefits	12,756	6,307	19,063
Premises and occupancy	1,840	621	2,461
Operating and administrative expenses	4,350	2,906	7,256
Total non-interest expenses	18,946	9,834	28,780
Income before income taxes	14,043	12,743	26,786
Provision for income taxes	6,409	5,308	11,717
Net income	$ 7,634	$ 7,435	$ 15,069
Total assets, end of period	$ 1,212,073	$ 106,962	$ 1,319,035


Notes to Consolidated Financial Statements

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Corporation's internal transfer pricing arrangements determined by management primarily consist of the following:
1.

Borrowings for PBM are indexed monthly to the higher of the three-month FHLB - San Francisco advance rate on the first Friday of the month plus 50 basis points or the Bank's cost of funds for the prior month.

2.

PBM receives servicing released premiums for new loans transferred to the Bank's loans held for investment. The servicing released premiums in the years ended June 30, 2006, 2005 and 2004 were $3.3 million, $5.1 million and $3.9 million, respectively.

3.

PBM receives a premium (gain on sale of loans) or a discount (loss on sale of loans) for the loans transferred to the Bank's loans held for investment. The (loss) gain on sale of loans in the years ended June 30, 2006, 2005 and 2004 was $(128,000), $489,000 and $444,000, respectively.

4.	PBM receives fees for loans sold on a servicing retained basis from the Bank. The fees in the years ended June 30, 2006, 2005 and 2004 were $145,000, $517,000 and $1.9 million, respectively.
5.

Loan servicing costs are charged to PBM by the Bank based on the number of loans held for sale multiplied by a fixed fee which is subject to management's review. The loan servicing costs in the years ended June 30, 2006, 2005 and 2004 were $80,000, $104,000 and $103,000, respectively.

6.	The Bank allocates quality assurance costs to PBM for its loan production, subject to management's review. Quality assurance costs allocated to PBM in the years ended June 30, 2006, 2005 and 2004 were $165,000, $148,000 and $115,000, respectively.
7.

The Bank allocates loan vault service costs to PBM for its loan production, subject to management's review. The loan vault service costs allocated to PBM in the years ended June 30, 2006, 2005 and 2004 were $70,000, $78,000 and $105,000, respectively.

8.	The Bank allocated marketing costs to PBM in the years ended June 30, 2006, 2005 and 2004 for $0, $0 and $14,000, respectively.
9.

Office rents for PBM offices, which are located at the Bank offices, are internally charged based on the square footage used. Office rents allocated to PBM in the years ended June 30, 2006, 2005 and 2004 were $189,000, $142,000 and $142,000, respectively.

10.

A management fee, which is subject to regular review, is charged to PBM for services provided by the Bank. The management fee in the years ended June 30, 2006, 2005 and 2004 was $1.1 million, $771,000 and $480,000, respectively.

18.  Holding Company Condensed Financial Information:

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed statement of financial condition for Provident Financial Holdings, Inc. (Holding Company only) as of June 30, 2006 and 2005 and condensed statements of operations and cash flows for each of the three years in the period ended June 30, 2006.


Notes to Consolidated Financial Statements

Condensed Statement of Financial Condition

	June 30,
(In Thousands)	2006	2005

Assets
Cash and cash equivalents	$ 3,332	$ 4,274
Investment in subsidiary	131,813	115,267
Other assets	1,104	3,452
	$ 136,249	$ 122,993

Liabilities and Stockholders' Equity
Other liabilities	$ 39	$ 4
Stockholders' equity	136,210	122,989
	$ 136,249	$ 122,993

Condensed Statements of Operations
	Year Ended June 30,
(In Thousands)	2006	2005	2004

Interest and other income	$ 143	$ 238	$ 298
General and administrative expenses	657	574	537
Loss before equity in net earnings of the subsidiary	(514)	(336)	(239)
Equity in net earnings of the subsidiary	20,838	18,894	15,286
Income before income taxes	20,324	18,558	15,047
Provision for income taxes	(216)	(141)	(22)
Net income	$ 20,540	$ 18,699	$ 15,069


Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2006	2005	2004

Cash flows from operating activities:
Net income	$ 20,540	$ 18,699	$ 15,069
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in net earnings of the subsidiary	(20,838)	(18,894)	(15,286)
Tax benefit from non-qualified equity compensation	(2,572)	322	349
Decrease in other assets	4,920	246	5
Increase (decrease) in other liabilities	35	(40)	2
Net cash provided by operating activities	2,085	333	139

Cash flow from investing activities:
Cash dividend received from the Bank	6,000	8,250	8,000
Capital contribution to the Bank	-	(3,000)	-
Net cash provided by investing activities	6,000	5,250	8,000

Cash flow from financing activities:
Exercise of stock options	2,933	595	1,042
Tax benefit from non-qualified equity compensation	2,572	-	-
Treasury stock purchases	(10,478)	(5,293)	(10,952)
Cash dividends	(4,054)	(3,647)	(2,400)
Net cash used for financing activities	(9,027)	(8,345)	(12,310)
Net decrease in cash and cash equivalents	(942)	(2,762)	(4,171)
Cash and cash equivalents at beginning of year	4,274	7,036	11,207
Cash and cash equivalents at end of year	$ 3,332	$ 4,274	$ 7,036


Notes to Consolidated Financial Statements

19.  Quarterly Results of Operations (Unaudited):

The following tables set forth the quarterly financial data, which was derived from the consolidated financial statements presented in the quarterly reports on Form 10-Q, for the fiscal years ended June 30, 2006 and 2005.

	For Fiscal Year 2006
	For the Year Ended June 30, 2006	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
(Dollars in Thousands, Except Per Share Amount)

Interest income	$ 86,627	$ 22,692	$ 21,406	$ 21,228	$ 21,301
Interest expense	42,573	11,765	10,215	10,262	10,331
Net interest income	44,054	10,927	11,191	10,966	10,970

Provision (recovery) for loan losses	1,134	(205)	1,301	(27)	65
Net interest income, after provision (recovery) for loan losses	42,920	11,132	9,890	10,993	10,905

Non-interest income	26,209	4,625	4,218	11,411	5,955
Non-interest expense	32,913	8,949	8,042	7,769	8,153
Income before income taxes	36,216	6,808	6,066	14,635	8,707

Provision for income taxes	15,676	2,984	2,666	6,252	3,774
Net income	$ 20,540	$ 3,824	$ 3,400	$ 8,383	$ 4,933

Basic earnings per share	$ 3.10	$ 0.57	$ 0.51	$ 1.28	$ 0.75
Diluted earnings per share	$ 2.98	$ 0.56	$ 0.49	$ 1.23	$ 0.71


Notes to Consolidated Financial Statements

	For Fiscal Year 2005
	For the Year Ended June 30, 2005	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
(Dollars in Thousands, Except Per Share Amount)

Interest income	$ 75,495	$ 20,638	$ 19,520	$ 18,246	$ 17,091
Interest expense	32,982	9,483	8,489	7,871	7,139
Net interest income	42,513	11,155	11,031	10,375	9,952

Provision for loan losses	1,641	335	404	260	642
Net interest income, after provision for loan losses	40,872	10,820	10,627	10,115	9,310

Non-interest income	24,418	6,458	5,370	6,497	6,093
Non-interest expense	32,514	8,918	7,947	8,039	7,610
Income before income taxes	32,776	8,360	8,050	8,573	7,793

Provision for income taxes	14,077	3,530	3,470	3,539	3,538
Net income	$ 18,699	$ 4,830	$ 4,580	$ 5,034	$ 4,255

Basic earnings per share	$ 2.84	$ 0.73	$ 0.69	$ 0.77	$ 0.64
Diluted earnings per share	$ 2.64	$ 0.68	$ 0.64	$ 0.71	$ 0.60

20.  Subsequent Events:

Cash dividend

On July 25, 2006, the Corporation announced a cash dividend of $0.15 per share on the Corporation's outstanding shares of common stock for shareholders of record at the close of business on August 17, 2006, paid on September 8, 2006.

Completion of the sale of real estate

On July 31, 2006, the Corporation announced the completion of the sale of approximately six acres of land in Riverside, California. This transaction resulted in a pretax gain of $2.3 million (approximately $1.3 million net of statutory taxes).


EXHIBIT INDEX

Exhibit 13	2006 Annual Report to Stockholders

Exhibit 21.1	Subsidiaries of Registrant

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of theSarbanes-Oxley Act of 2002.


EXHIBIT 13

2006 Annual Report to Stockholders


2006 Annual Report


Message from the Chairman

Dear Shareholders:

        I am pleased to forward our Annual Report for fiscal 2006, which describes another record year for our Company. Net income was an unprecedented $20.5 million, or $2.98 per diluted share, and our return on equity was 15.7%, another noteworthy accomplishment. Our financial results were enhanced by the $6.3 million gain on sale of real estate (approximately $3.6 million net of statutory taxes), which more than offset the impact of the decline in our net interest margin, the decline in our loan sale margin and the decline in our loans originated for sale. The operating environment for financial institutions in fiscal 2006 was more challenging than in recent years as a result of the 17 increases to the target federal funds rate, from 1.00% to 5.25% at the time of this writing, implemented by the Federal Open Market Committee of the U.S. Federal Reserve. Nonetheless, because of the groundwork completed years ago, we were able to monetize real estate gains in a seller's market thereby achieving another record year.
        Our stock price appreciated 7% during fiscal 2006 closing at $30.00 per share on June 30, 2006, up from $28.11 per share on June 30, 2005. The percentage increase is smaller than the prior six years and I believe is a reflection of the general perception in the financial markets that banks, thrifts, mortgage companies and other financial institutions may continue to experience a difficult operating environment given the precipitous rise in short-term interest rates coupled with the general view that real estate values have peaked. While this may be a legitimate short-term view, our job, irrespective of the dynamic market conditions, is to enhance shareholder value, over time, by improving on the fundamental performance of the Company. If we are successful, the stock price of our Company will improve commensurate with our success.
        Last year in the Chairman's Message, I described five initiatives for fiscal 2006; significant yet prudent growth of our loans held for investment, control of our operating expenses, sound capital management decisions, emphasis on high margin loan products and growth in transaction accounts (core deposits). I am pleased to report that we have accomplished meaningful progress in connection with the first four of these strategies, although we did not accomplish all that we intended regarding our growth in transaction accounts. Specifically, loans held for investment grew by 12% during the year while our credit quality remained excellent. Operating expenses increased by 1% from the prior year, a nominal increase and preserved by a 5% decline in salaries and employee benefits expense. With respect to capital management, we repurchased 367,169 shares of common stock during fiscal 2006 and paid a cash dividend of $0.58 per share, up from $0.52 per share in fiscal 2005, a 12% increase. High margin loan products increased to 73% of loans originated for sale although the loan sale margin slipped to 1.08%, a reflection of the highly competitive mortgage banking environment. Total deposits remained unchanged from last year although transaction account balances declined by 19%. The decline in our transaction account balances was primarily the result of our money market depositors seeking higher yields in our certificate of deposit products.

Provident Bank
        We remain committed to the strategies implemented in prior years that we believe will improve our fundamental performance over time. For example, the percentage of investment securities to total assets continues to decline, the percentage of loans held for investment to total assets continues to increase, and the percentage of preferred loans (multi-family, commercial real estate, construction and commercial business) to loans held for investment grew to 34%. These initiatives resulted in a 39% increase in pre-tax income (excluding the gain on sale of real estate) in our community banking business during fiscal 2006 in comparison to last year.
        We continue to explore branching opportunities within our geographic footprint and have identified several sites that may meet our criteria. Management considers de novo branching in the high growth communities of the Inland Empire, given our 50-year history in the area, a strategic opportunity that will help meet our transaction account growth goals and enhance the franchise value of the Company. In keeping with this strategy, we have announced the establishment of a new branch location in the La Sierra area of Riverside, which is scheduled to open in December 2006. We hope to announce another de novo branch location in the near future.

Provident Bank Mortgage
        Fiscal 2006 turned out to be a transitional year for our mortgage banking business in a very competitive environment. We responded quickly to this environment by closing one office, combining two offices and


Message from the Chairman

consolidating the underwriting function of five offices. During the course of the year, we reduced the total number of mortgage-banking employees by 10% while increasing the number of production employees by 21% and reducing the number of support employees by 22%. These changes are designed to create a more efficient operation and to lower the cost of originating each loan. Mortgage banking represented 22% of pre-tax income this year (excluding the gain on sale of real estate) in comparison to 49% of pre-tax income in fiscal 2005.

The Year Ahead
Our Business Plan for fiscal 2007 builds on our success this year and allows us to refine strategies implemented in previous years. In community banking we will continue to emphasize significant yet prudent growth of loans held for investment, the growth of transaction accounts (while recognizing that certificate of deposit activity will increase), operating expense control and sound capital management decisions. In mortgage banking our emphasis will remain on high margin loan products and operating expense adjustments corresponding to our loan origination volume opportunities. Each of these strategies is designed to enhance our earnings from the community banking business and to mitigate the volatility of our earnings from the mortgage banking business.

A Final Word
        I remain confident that the strategies and initiatives outlined above will continue to improve the fundamental performance of our Company and enhance our franchise value. I am also convinced that the Inland Empire region of Southern California is one of the best regions in the nation to operate a community bank. We simply need to execute.

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
	At or For The Year Ended June 30,
	2006	2005	2004	2003	2002
(In Thousands, Except Per Share Information )

FINANCIAL CONDITION DATA:
Total assets	$ 1,622,470	$ 1,632,122	$ 1,319,035	$ 1,261,506	$ 1,005,318
Loans held for investment, net	1,262,997	1,131,905	862,535	744,219	593,554
Loans held for sale	4,713	5,691	20,127	4,247	1,747
Receivable from sale of loans	99,930	167,813	86,480	114,902	67,241
Cash and cash equivalents	16,358	25,902	38,349	48,851	27,700
Investment securities	177,189	232,432	252,580	297,111	271,948
Deposits	917,582	918,631	851,039	754,106	677,448
Borrowings	546,211	560,845	324,877	367,938	202,466
Stockholders' equity	136,210	122,989	109,982	106,878	103,031
Book value per share	19.48	17.68	15.51	14.29	12.57

OPERATING DATA:
Interest income	$ 86,627	$ 75,495	$ 62,151	$ 59,856	$ 65,668
Interest expense	42,573	32,982	25,919	28,413	39,188
Net interest income	44,054	42,513	36,232	31,443	26,480
Provision for loan losses	1,134	1,641	819	1,055	525
Net interest income after provision	42,920	40,872	35,413	30,388	25,955
Loan servicing and other fees	2,572	1,675	2,292	1,845	2,178
Gain on sale of loans, net	13,481	18,706	14,346	19,200	10,139
Deposit account fees	2,093	1,789	1,986	1,734	1,641
Net gain on sale of investment securities	-	384	-	694	544
Other non-interest income	1,720	1,464	1,278	1,567	1,247
Real estate operations, net	(12)	400	251	731	693
Net gain on sale of real estate	6,355	-	-	-	-
Operating expenses	32,913	32,514	28,780	27,913	26,806
Income before income taxes	36,216	32,776	26,786	28,246	15,591
Provision for income taxes	15,676	14,077	11,717	11,357	6,482
Net income	$ 20,540	$ 18,699	$ 15,069	$ 16,889	$ 9,109
Basic earnings per share	$ 3.10	$ 2.84	$ 2.24	$ 2.37	$ 1.18
Diluted earnings per share	$ 2.98	$ 2.64	$ 2.09	$ 2.20	$ 1.12
Cash dividend per share	$ 0.58	$ 0.52	$ 0.33	$ 0.13	$ -


Financial Highlights

	At or For The Year Ended June 30,
	2006	2005	2004	2003	2002

KEY OPERATING RATIOS:

Performance Ratios
Return on average assets	1.30%	1.25%	1.17%	1.47%	0.86%
Return on average stockholders' equity	15.71	16.10	14.13	16.51	9.05
Net interest rate spread	2.65	2.80	2.82	2.74	2.32
Net interest margin	2.87	2.96	2.97	2.94	2.62
Average interest-earning assets to
average interest-bearing liabilities	108.16	107.01	107.01	107.31	107.81
Operating and administrative expenses
as a percentage of average total assets	2.08	2.18	2.24	2.44	2.52
Efficiency ratio	46.84	48.58	51.04	48.79	62.45
Stockholders' equity to asset ratio	8.40	7.54	8.34	8.47	10.25
Dividend payout ratio	19.46	19.70	15.79	5.91	-

Regulatory Capital Ratios
Tangible capital	8.08%	6.56%	6.90%	6.50%	8.92%
Tier 1 leverage capital	8.08	6.56	6.90	6.50	8.92
Total risk-based capital	13.37	11.21	12.39	13.01	18.01
Tier 1 risk-based capital	12.37	10.29	11.40	11.97	16.78

Asset Quality Ratios
Non-accrual and 90 days or more
past due loans as a percentage of
loans held for investment, net	0.20%	0.05%	0.13%	0.20%	0.22%
Non-performing assets as a percentage
of total assets	0.16	0.04	0.08	0.16	0.16
Allowance for loan losses as a
percentage of loans held for
investment	0.81	0.81	0.88	0.96	1.10
Allowance for loan losses as a
percentage of non-performing loans	407.71	1,561.86	701.75	480.56	498.79
Net charge-offs to average
outstanding loans	-	-	0.05	0.06	-


Shareholder Information

ANNUAL MEETING

The annual meeting of shareholders will be held at the Riverside Art Museum at 3425 Mission Inn Avenue, Riverside, California on Tuesday, November 21, 2006 at 11:00 a.m. Pacific time. A formal notice of the meeting, together with a proxy statement and proxy form, will be mailed to shareholders.

CORPORATE OFFICE

Provident Financial Holdings, Inc.
3756 Central Avenue
Riverside, CA 92506
(951) 686-6060

INTERNET ADDRESS

www.myprovident.com

SPECIAL COUNSEL

Breyer & Associates PC
8180 Greensboro Drive, Suite 785
McLean, VA 22102
(703) 883-1100

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deloitte & Touche LLP
350 South Grand Avenue
Los Angeles, CA 90071
(213) 688-0800

TRANSFER AGENT

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
(908) 497-2300

MARKET INFORMATION

Provident Financial Holdings, Inc. is traded on The NASDAQ Stock Market LLC under the symbol PROV.

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


Board of Directors and Senior Officers
Board of Directors	Senior Officers

Joseph P. Barr, CPA	Provident Financial Holdings, Inc.
Principal
Swenson Accountancy Corporation	Craig G. Blunden
Chairman, President and CEO
Bruce W. Bennett
President	Donavon P. Ternes
Community Care & Rehabilitation Center	Chief Financial Officer
Corporate Secretary
Craig G. Blunden
Chairman, President and CEO
Provident Bank	Provident Bank

Debbi H. Guthrie	Craig G. Blunden
Private Investor	Chairman, President and CEO

Robert G. Schrader	Lilian Brunner-Salter
Retired Executive Vice President and COO	Senior Vice President
Provident Bank	Chief Information Officer

Roy H. Taylor	Thomas "Lee" Fenn
Chief Executive Officer	Senior Vice President
Hub International of California	Chief Lending Officer
Insurance Services, Inc.
Richard L. Gale
William E. Thomas	Senior Vice President
Principal	Provident Bank Mortgage
William E. Thomas, Inc.,
A Professional Law Corporation	Kathryn R. Gonzales
Senior Vice President
Retail Banking

Donavon P. Ternes
Senior Vice President
Chief Financial Officer


RETAIL BANKING CENTERS	WHOLESALE OFFICES

Blythe	Pleasanton
350 E. Hobson Way	5934 Gibraltar Drive, Suite 102
Blythe, CA 92225	Pleasanton, CA 94588

Canyon Crest	Rancho Cucamonga
5225 Canyon Crest Drive, Suite 86	10370 Commerce Center Drive, Suite 200
Riverside, CA 92507	Rancho Cucamonga, CA 91730

Corona	San Diego
487 Magnolia Avenue, Suite 101	591 Camino De La Reina, Suite 929
Corona, CA 92879	San Diego, CA 92108

Corporate Office	RETAIL OFFICES
3756 Central Avenue
Riverside CA 92506	Call Center
6674 Brockton Avenue
Downtown Business Center	Riverside, CA 92506
4001 Main Street
Riverside, CA 92501	Carlsbad
2121 Palomar Airport Road, Suite 130
Hemet	Carlsbad, CA 92011
1690 E. Florida Avenue
Hemet, CA 92544	Corona
2275 Sampson Avenue, Suite 106
La Sierra (Winter 2006)	Corona, CA 92879
3312 La Sierra Avenue, Suite 105
Riverside, CA 92503	Diamond Bar
21700 E. Copley Drive, Suite 280
Moreno Valley	Diamond Bar, CA 91765
12460 Heacock Street
Moreno Valley, CA 92553	Glendora
1200 E. Route 66, Suite 102
Orangecrest	Glendora, CA 91740
19348 Van Buren Boulevard, Suite 119
Riverside, CA 92508	Huntington Beach
7777 Center Avenue, Suite 290
Rancho Mirage	Huntington Beach, CA 92647
71-991 Highway 111
Ranch Mirage, CA 92270	La Quinta
51-105 Avenida Villa, Suite 201
Redlands	La Quinta, CA 92253
125 E. Citrus Avenue
Redlands, CA 92373	Riverside
6529 Riverside Avenue, Suite 160
Sun City	Riverside, CA 92506
27010 Sun City Boulevard
Sun City, CA 92586	Temecula
40325 Winchester Road
Temecula	Temecula, CA 92591
40325 Winchester Road
Temecula, CA 92591	Torrance
22805 Hawthorne Boulevard
Torrance, CA 90505

Vista
221 Main Street, Suite 205
Vista, CA 92084

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

EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm


Consent of Independent Registered Public Accounting Firm

        We consent to the incorporation by reference in Registration Statement Nos. 333-30935 and 333-112700 on Form S-8 of our reports dated September 11, 2006, relating to the financial statements of Provident Financial Holdings, Inc. and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Provident Financial Holdings, Inc. for the year ended June 30, 2006.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 11, 2006

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

Date: September 12, 2006                                                                            /s/ Craig G. Blunden
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

Date: September 12, 2006                                                                                 /s/ Donavon P. Ternes
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

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K of Provident Financial Holdings, Inc. (the "Corporation") for the year ending June 30, 2006 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: September 12, 2006                                                                     /s/ Craig G. Blunden
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

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K of Provident Financial Holdings, Inc. (the "Corporation") for the year ending June 30, 2006 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: September 12, 2006                                                                 /s/ Donavon P. Ternes
                                                                                                             Donavon P. Ternes
                                                                                                             Chief Financial Officer
