Form 10-Q
period 2006-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2006-11-08
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ Ö ]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

                       For the quarterly period ended                                                             September 30, 2006

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

Yes      .     No   Ö .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:	As of November 3, 2006

Common stock, $ 0.01 par value, per share	6,814,320 shares*

*  Includes 273,902 shares held by the Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts; and 3,768 shares held by the Management Recognition Plan that have been awarded and not yet released to the participants.

< >

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition as of September 30, 2006 and June 30, 2006	1
	Condensed Consolidated Statements of Operations for the quarters ended September 30, 2006 and 2005	2
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the quarters ended September 30, 2006 and 2005	3
	Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2006 and 2005	4
	Notes to Unaudited Interim Condensed Consolidated Financial Statements.	5

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	10
	Safe Harbor Statement	11
	Critical Accounting Policies	11
	Executive Summary and Operating Strategy	12
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	13
	Comparison of Financial Condition at September 30, 2006 and June 30, 2006	13
	Comparison of Operating Results for the quarters ended September 30, 2006 and 2005	14
	Asset Quality	20
	Loan Volume Activities	22
	Liquidity and Capital Resources	23
	Commitments and Derivative Financial Instruments	24
	Stockholders' Equity	24
	Incentive Plans	25
	Supplemental Information	27

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	27

ITEM 4 -	Controls and Procedures	29

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	29
ITEM 1A	Risk Factors	29
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	29
ITEM 3 -	Defaults Upon Senior Securities	29
ITEM 4 -	Submission of Matters to a Vote of Security Holders	29
ITEM 5 -	Other Information	30
ITEM 6 -	Exhibits	30

SIGNATURES		31

< >

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands
	September 30,	June 30,
	2006	2006
Assets
Cash and due from banks	$ 14,874	$ 13,558
Federal funds sold	3,000	2,800
Cash and cash equivalents	17,874	16,358

Investment securities - held to maturity
(fair value $47,325 and $49,914, respectively)	48,031	51,031
Investment securities - available for sale, at fair value	145,751	126,158
Loans held for investment, net of allowance for loan losses of
$10,839 and $10,307, respectively	1,306,099	1,262,997
Loans held for sale, at lower of cost or market	8,214	4,713
Receivable from sale of loans	106,542	99,930
Accrued interest receivable	7,659	6,774
Real estate held for investment, net	-	653
Real estate owned, net	414	-
Federal Home Loan Bank ("FHLB") - San Francisco stock	40,757	37,585
Premises and equipment, net	6,746	6,860
Prepaid expenses and other assets	7,688	9,411

Total assets	$ 1,695,775	$ 1,622,470

Liabilities and Stockholders' Equity
Liabilities:
Non interest-bearing deposits	$ 47,215	$ 48,776
Interest-bearing deposits	867,827	868,806
Total deposits	915,042	917,582

Borrowings	617,602	546,211
Accounts payable, accrued interest and other liabilities	24,752	22,467
Total liabilities	1,557,396	1,486,260

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (15,000,000 shares authorized; 12,383,472 and 12,376,972 shares issued, respectively; 6,886,345 and 6,991,842 shares outstanding, respectively)

	124	124
Additional paid-in capital	67,419	66,798
Retained earnings	147,082	142,867
Treasury stock at cost (5,497,127 and 5,385,130 shares, respectively)	(75,922)	(72,524)
Unearned stock compensation	(528)	(644)
Accumulated other comprehensive income (loss), net of tax	204	(411)

Total stockholders' equity	138,379	136,210

Total liabilities and stockholders' equity	$ 1,695,775	$ 1,622,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

< >
PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarter Ended September 30,

	2006	2005
Interest income:
Loans receivable, net	$ 21,958	$ 19,043
Investment securities	1,696	1,813
FHLB - San Francisco stock	514	405
Interest-earning deposits	19	40
Total interest income	24,187	21,301

Interest expense:
Checking and money market deposits	336	287
Savings deposits	644	904
Time deposits	5,827	3,782
Borrowings	6,624	5,358
Total interest expense	13,431	10,331

Net interest income, before provision for loan losses	10,756	10,970
Provision for loan losses	637	65
Net interest income, after provision for loan losses	10,119	10,905

Non-interest income:
Loan servicing and other fees	476	643
Gain on sale of loans, net	3,492	4,393
Deposit account fees	522	494
Gain on sale of real estate, net	2,313	-
Other	591	425
Total non-interest income	7,394	5,955

Non-interest expense:
Salaries and employee benefits	5,416	5,204
Premises and occupancy	784	793
Equipment	393	399
Professional expenses	264	344
Sales and marketing expenses	261	219
Other	1,116	1,194
Total non-interest expense	8,234	8,153

Income before income taxes	9,279	8,707
Provision for income taxes	4,021	3,774
Net income	$ 5,258	$ 4,933

Basic earnings per share	$ 0.79	$ 0.75
Diluted earnings per share	$ 0.77	$ 0.71
Cash dividends per share	$ 0.15	$ 0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

< >

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Quarters Ended September 30, 2006 and 2005
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive (Loss)
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at July 1, 2006	6,991,842	$ 124	$ 66,798	$142,867	$(72,524)	$ (644)	$ (411)	$136,210

Comprehensive income:
Net income				5,258				5,258
Unrealized holding gain on securities available for sale, net of tax
expense of $446							615	615
Total comprehensive income								5,873

Purchase of treasury stock (1)	(111,997)				(3,398)			(3,398)
Exercise of stock options	6,500	-	154					154
Amortization of MRP (2)			18					18
Stock options expense			33					33
Tax benefit from non-qualified
equity compensation			23					23
Allocations of contribution to ESOP (3)			393			68		461
Prepayment of ESOP loan						48		48
Cash dividends				(1,043)				(1,043)

Balance at September 30, 2006	6,886,345	$ 124	$ 67,419	$147,082	$(75,922)	$ (528)	$ 204	$138,379
(1)	Includes the repurchase of 812 shares of distributed restricted stock.
(2)	Management Recognition Plan ("MRP").
(3)	Employee Stock Ownership Plan ("ESOP").

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive Income
	Shares	Amount	Capital	Earnings	Stock	Compensation	(Loss)	Total
Balance at July 1, 2005	6,956,815	$ 120	$59,497	$126,381	$(62,046)	$ (1,272)	$ 309	$122,989

Comprehensive income:
Net income				4,933				4,933
Unrealized holding loss on securities available for sale, net of tax
benefit of $ 389							(538)	(538)
Total comprehensive income								4,395

Purchase of treasury stock (1)	(28,862)				(819)			(819)
Exercise of stock options	3,659	-	43					43
Reclass on unearned MRP			(155)			155		-
Amortization of MRP			34					34
Stock options expense			93					93
Tax benefit from non-qualified
equity compensation			29					29
Allocations of contribution to ESOP			375			68		443
Prepayment of ESOP loan						53		53
Cash dividends				(974)				(974)

Balance at September 30, 2005	6,931,612	$ 120	$59,916	$130,340	$(62,865)	$ (996)	$ (229)	$126,286

(1)	Includes the repurchase of 862 shares of distributed restricted stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.

< >

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Three Months Ended September 30,

	2006	2005
Cash flows from operating activities:
Net income	$ 5,258	$ 4,933
Adjustments to reconcile net income to net cash (used for) provided by
Operating activities:
Depreciation and amortization	454	1,004
Provision for loan losses	637	65
Gain on sale of loans	(3,492)	(4,393)
Gain on sale of real estate	(2,313)	-
Stock compensation	489	547
FHLB - San Francisco stock dividend	(493)	(385)
Tax benefit from non-qualified equity compensation	(23)	(29)
Increase in accounts payable and other liabilities	1,934	5,337
Decrease (increase) in prepaid expense and other assets	731	(351)
Loans originated for sale	(319,541)	(389,257)
Proceeds from sale of loans and net change in receivable from sale of loans	312,920	410,066
Net cash (used for) provided by operating activities	(3,439)	27,537

Cash flows from investing activities:
Net (increase) decrease in loans held for investment	(44,141)	22,743
Maturity and call of investment securities held to maturity	3,000	-
Principal payments from mortgage-backed securities	10,012	17,137
Purchase of investment securities available for sale	(28,647)	-
Proceeds from sale of real estate	2,966	-
Purchase of FHLB - San Francisco stock	(2,679)	(897)
Purchases of premises and equipment	(143)	(280)
Net cash (used for) provided by investing activities	(59,632)	38,703

Cash flows from financing activities:
Net (decrease) increase in deposits	(2,540)	44,476
Proceeds from (repayment of) borrowings, net	71,391	(53,508)
Exercise of stock options	154	43
Tax benefit from non-qualified equity compensation	23	29
Cash dividends	(1,043)	(974)
Treasury stock purchases	(3,398)	(819)
Net cash provided by (used for) financing activities	64,587	(10,753)

Net increase in cash and cash equivalents	1,516	55,487
Cash and cash equivalents at beginning of period	16,358	25,902
Cash and cash equivalents at end of period	$ 17,874	$ 81,389

Supplemental information:
Cash paid for interest	$ 13,099	$ 10,303
Cash paid for income taxes	$ -	$ 600
Transfer of loans held for investment to loans held for sale	$ -	$ 18,472
Transfer of loans held for sale to loans held for investment	$ 854	$ 913
Real estate acquired in settlement of loans	$ 414	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

< >

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The Condensed Consolidated Statement of Financial Condition at June 30, 2006 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2006. The results of operations for the quarter ended September 30, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2007.

Note 2: Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 157:
In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Therefore, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement is not expected to have a material impact on the Corporation's financial condition, results of operations, or cash flows.

SFAS No. 156:
In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The Corporation intends to continue applying the amortization and impairment requirements of Statement No. 140.

< >

SFAS No. 155:
In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. In October 2006, the FASB exempted most pre-payable assets from provisions of SFAS No. 155 that would have required mark-to-market of those assets through results of operations if purchased at a discount to par. The adoption of this statement is not expected to have a material impact on the Corporation's financial condition, results of operations, or cash flows.

SFAS No. 154:
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions, and error corrections. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material impact on the Corporation's financial condition, results of operations, or cash flows.

SEC Staff Accounting Bulletin No. 108
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, "Quantifying Financial Misstatements," which expresses the Staff's views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the "rollover" (current year statement of operations perspective) and "iron curtain" (year-end consolidated statement of financial condition perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The Corporation does not expect this guidance to have a material effect on the Corporation's financial condition, results of operations, or cash flows.

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

< >

effective for fiscal years beginning after December 15, 2006. It is not anticipated that adoption will have a material impact on the Corporation's financial condition, results of operations, or cash flows.

Note 3: Earnings Per Share and Stock-Based Compensation

Earnings Per Share:
Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2006 and 2005, respectively.
	For the Quarter Ended September 30,
(In Thousands, Except Earnings Per Share)
	2006	2005
Numerator:
Net income - numerator for basic earnings per share and diluted earnings per share - income available to common stockholders

	$ 5,258	$ 4,933

Denominator:
Denominator for basic earnings per share: Weighted-average shares
	6,660	6,585

Effect of dilutive securities:
Stock option dilution	131	332
Restricted stock dilution	3	10

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	6,794	6,927

Basic earnings per share	$ 0.79	$ 0.75
Diluted earnings per share	$ 0.77	$ 0.71

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

The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense and is solely related to issued and unvested stock option grants. The incremental stock-based compensation expense was $33,000 for the first quarter ended September 30, 2006, down 65% from $93,000 in the same period last year, due primarily to a prior period adjustment of $63,000. For the first quarter of fiscal 2007 and 2006, cash provided by operating activities decreased by $23,000 and $29,000, respectively, and cash provided by financing activities increased by an identical amount related to excess tax benefits from stock-based payment arrangements. This amount is reflective of the tax benefit for stock options exercised and restricted stock distributions during the respective period.

< >

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage ("PBM"), a division of the Bank. The following tables set forth condensed statements of operations and total assets for the Corporation's operating segments for the quarters ended September 30, 2006 and 2005, respectively (in thousands).
	For the Quarter Ended September 30, 2006
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, after provision for loan losses	$ 9,843	$ 276	$ 10,119

Non-interest income:
Loan servicing and other fees (1)	(95)	571	476
Gain on sale of loans, net (2)	108	3,384	3,492
Deposit account fees	522	-	522
Gain on sale of real estate	2,313	-	2,313
Other	591	-	591
Total non-interest income	3,439	3,955	7,394
Non-interest expense:
Salaries and employee benefits	3,329	2,087	5,416
Premises and occupancy	541	243	784
Operating and administrative expenses	1,024	1,010	2,034
Total non-interest expense	4,894	3,340	8,234
Income before taxes	$ 8,388	$ 891	$ 9,279
Total assets, end of period	$ 1,580,502	$ 115,273	$ 1,695,775

(1)	Includes an inter-company charge of $436 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $12 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended September 30, 2005
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, after provision for loan losses	$ 10,109	$ 796	$ 10,905

Non-interest income:
Loan servicing and other fees (1)	(652)	1,295	643
Gain on sale of loans, net (2)	146	4,247	4,393
Deposit account fees	494	-	494
Other	424	1	425
Total non-interest income	412	5,543	5,955

Non-interest expense:
Salaries and employee benefits	3,283	1,921	5,204
Premises and occupancy	547	246	793
Operating and administrative expenses	1,161	995	2,156
Total non-interest expense	4,991	3,162	8,153
Income before taxes	$ 5,530	$ 3,177	$ 8,707
Total assets, end of period	$ 1,492,934	$ 138,295	$ 1,631,229

(1)	Includes an inter-company charge of $997 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $60 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

< >

Note 5: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition. The Corporation's exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of September 30, 2006 and June 30, 2006, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $81.1 million and $86.8 million, respectively.
	September 30,	June 30,
Commitments	2006	2006
(In Thousands)

Undisbursed loan funds - Construction loans	$ 68,614	$ 84,024
Undisbursed lines of credit - Single-family loans	4,863	6,824
Undisbursed lines of credit - Commercial business loans	11,132	10,545
Undisbursed lines of credit - Consumer loans	1,540	1,633
Commitments to extend credit on loans to be held for investment	27,236	20,858
Total	$ 113,385	$ 123,884

In accordance with SFAS No. 133 and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarter ended September 30, 2006 was a gain of $319,000, unchanged from the quarter ended September 30, 2005.

	September 30, 2006		June 30, 2006		September 30, 2005
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale (1)	$ 53,891	$ 116	$ 65,970	$ (192)	$ 55,058	$ 12
Forward loan sale agreements	33,467	6	35,500	(94)	26,721	115
Put option contracts	12,000	14	9,000	53	13,000	85
Total	$ 99,358	$ 136	$ 110,470	$ (233)	$ 94,779	$ 212

(1)	Net of 31.8 percent at September 30, 2006, 31.0 percent at June 30, 2006 and 24.9 percent at September 30, 2005 of commitments, which may not fund.

Note 6: Subsequent Events

On October 3, 2006, the Bank signed a Lease Agreement with the intention of opening a new retail/business banking office at the southeast corner of Iris Avenue and Perris Boulevard in Moreno Valley, California. The branch will become the Bank's 14th full-service branch and is scheduled to open in the fall of 2007, subject to the approval of the Office of Thrift Supervision and the completion of the shopping center.

< >

On October 24, 2006, the Board of Directors of the Bank declared a cash dividend of $3.25 million to the Corporation, which was paid on October 25, 2006.

On October 24, 2006, the Corporation announced a cash dividend of $0.18 per share on the Corporation's outstanding shares of common stock for shareholders of record as of the close of business on November 17, 2006, payable on December 11, 2006.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At September 30, 2006, the Corporation had total assets of $1.7 billion, total deposits of $915.0 million and total stockholders' equity of $138.4 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank's business consists of community banking activities and mortgage banking activities. Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank's full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans. The Bank also offers business checking accounts, other business banking services, and services loans for others. Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences. The Bank's revenues are derived principally from interest on its loan and investment securities and fees generated through its community banking and mortgage banking activities. There are various risks inherent in the Bank's business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, investments, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks.

The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation's earnings per share. The Corporation evaluates the repurchase of its common stock when the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential. Consideration is also given to the Corporation's liquidity, regulatory capital requirements and future capital needs based on the Corporation's current business plan. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is typically one year. Once the stock repurchase program is authorized, management may repurchase the Corporation's common stock from time to time in the open market or in privately negotiated transactions, depending upon market conditions and the factors described above. On May 23, 2006, the Corporation announced that its Board of Directors authorized the repurchase of up to five percent of its common stock, or approximately 350,558 shares, over a one-year period. For additional information regarding the Corporation's repurchases during the quarter ended September 30, 2006, see Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" on Page 29.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002. On July 25, 2006, the Corporation announced a quarterly cash dividend of $0.15 per share for the Corporation's shareholders of record at the close of business on August 17, 2006, which was paid on September 8, 2006. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition,

< >

results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. On July 25, 2006, the Board of Directors of the Bank declared a $10.25 million cash dividend to the Holding Company, which was paid on August 15, 2006. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the California real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks disclosed herein or detailed in the Corporation's reports filed with the SEC, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update forward-looking information.

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

Accounting for the allowance for loan losses involves significant judgment and assumptions by management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) SFAS No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogeneous loans, (ii) a specific valuation allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see "Comparison of Operating

< >

Results for the Quarters Ended September 30, 2006 and 2005 - Provision for Loan Losses" on page 18 of this Form 10-Q.

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

Executive Summary and Operating Strategy

Provident Savings Bank, F.S.B. established in 1956 is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Bank conducts its business operations as Provident Bank, Provident Bank Mortgage (a division of the Bank) and through the Bank's subsidiary, Provident Financial Corp. The business activities of the Corporation, primarily through the Bank and its subsidiary, consist of community banking, mortgage banking, and to a lessor degree, investment services.

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

Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences. The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process. During the next three years, the Corporation intends to concentrate on high margin mortgage banking products such as Alt-

< >

A fixed rate, Alt-A adjustable rate and second trust deed loans. The Alt-A loans are underwritten to expanded guidelines allowing a borrower with good credit a broader range of product choices. The "Alt-A" choices include interest-only loans, stated-income loans and greater than 30-year amortization loans. The Corporation believes that it can maintain its gain on sale margin at approximately the same levels experienced during the prior year.

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

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation's contractual obligations at September 30, 2006 and the effect these obligations are expected to have on the Corporation's liquidity and cash flows in future periods (in thousands):
	Payments Due by Period
	1 year	Over 1 year	Over 3 years	Over
	or less	to 3 years	to 5 years	5 years	Total
Operating lease obligations	$ 1,163	$ 1,858	$ 898	$ 252	$ 4,171
Time deposits	345,208	213,025	9,821	-	568,054
FHLB - San Francisco advances	292,164	165,796	162,566	53,798	674,324
Total	$ 638,535	$ 380,679	$ 173,285	$ 54,050	$ 1,246,549

The expected obligation for time deposits and FHLB - San Francisco advances include anticipated interest accruals based on respective contractual terms.

Comparison of Financial Condition at September 30, 2006 and June 30, 2006

Total assets increased $73.3 million, or five percent, to $1.70 billion at September 30, 2006 from $1.62 billion at June 30, 2006. The increase was primarily attributable to increases in investment securities and loans held for investment.

Total investment securities increased $16.6 million, or nine percent, to $193.8 million at September 30, 2006 from $177.2 million at June 30, 2006. The increase was primarily the result of the purchase of $28.9 million of investment securities settled in August 2006, partly offset by scheduled and accelerated principal payments on mortgage-backed securities. The Bank evaluates individual investment securities quarterly for other-than-temporary declines in the market value. The Bank believes there are no other-than-temporary impairments at September 30, 2006, therefore, no impairment losses have been recorded as of September 30, 2006.

Loans held for investment increased $43.1 million, or three percent, to $1.31 billion at September 30, 2006 from $1.26 billion at June 30, 2006. During the first three months of fiscal 2007, the Bank originated

< >

$110.1 million of loans held for investment, of which $60.6 million, or 55 percent, were "preferred loans" (multi-family, commercial real estate, construction and commercial business loans), which includes the purchase of $35.5 million of loans. The loans purchased in the first three months of fiscal 2007 are secured by real estate located primarily in California (property inspections were performed on those loans above $400,000) and all loans were underwritten by the Corporation prior to purchase (using the same underwriting criteria as an originated loan). Total loan repayments during the first three months of fiscal 2007 were $78.4 million, compared to $143.8 million during the first three months of fiscal 2006. The balance of preferred loans increased to $479.3 million, or 36 percent of loans held for investment at September 30, 2006, as compared to $433.8 million, or 34 percent of loans held for investment at June 30, 2006. Purchased loans serviced by others at September 30, 2006 were $124.8 million, or nine percent of loans held for investment, compared to $102.7 million, or eight percent of loans held for investment at June 30, 2006.

Receivable from the sale of loans increased $6.6 million, or seven percent, to $106.5 million at September 30, 2006 from $99.9 million at June 30, 2006. The increase was attributable to the timing differences between loan sale and loan sale settlement dates, partly offset by a decline in loan sales volume during the first quarter of fiscal 2007 in comparison to the fourth quarter of fiscal 2006.

Total deposits decreased $2.6 million, or less than one percent, to $915.0 million at September 30, 2006 from $917.6 million at June 30, 2006. This decrease was primarily attributable to a decrease of $17.1 million in transaction accounts, partly offset by an increase of $14.5 million in time deposits. The decrease in transaction accounts and the increase in time deposits was primarily attributable to the increase in short-term interest rates and depositors switching from savings deposits to time deposits.

Borrowings, which consisted primarily of FHLB - San Francisco advances, increased $71.4 million, or 13 percent, to $617.6 million at September 30, 2006 from $546.2 million at June 30, 2006. The increase in borrowings was primarily the result of the increases in investment securities and loans held for investment and the decrease in deposits. The weighted-average maturity of the Bank's existing FHLB - San Francisco advances was approximately 25 months (20 months, based on put dates) at September 30, 2006 as compared to the weighted-average maturity of 30 months (24 months, based on put dates) at June 30, 2006.

Total stockholders' equity increased $2.2 million, or two percent, to $138.4 million at September 30, 2006, from $136.2 million at June 30, 2006, primarily as a result of the net income and stock option exercises during the first three months of fiscal 2007, which was partly offset by common stock repurchases and a quarterly cash dividend paid during the first three months of fiscal 2007. During the first three months of fiscal 2007, a total of 6,500 stock options with an average strike price of $23.62 per share were exercised. Also, a total of 111,185 shares were repurchased under the existing stock repurchase program at an average price of $30.35 per share. As of September 30, 2006, 37 percent of the authorized shares of the May 2006 stock repurchase program were purchased, leaving 220,044 shares available for future repurchase. During the first three months of fiscal 2007, the Corporation also repurchased 812 shares of restricted stock at an average price of $29.90 per share. The total cash dividend paid in the first three months of fiscal 2007 was $1.0 million.

Comparison of Operating Results for the Quarters Ended September 30, 2006 and 2005

The Corporation's net income for the first quarter ended September 30, 2006 was $5.3 million, an increase of $325,000, or seven percent, from $4.9 million during the same quarter of fiscal 2006. This increase was primarily attributable to an increase in non-interest income, partly offset by a decrease in net interest income and an increase in provision for loan losses.

The Corporation's net interest income before the provision for loan losses decreased by $214,000, or two percent, to $10.8 million for the quarter ended September 30, 2006 from $11.0 million during the comparable period of fiscal 2006. This decrease was the result of a lower net interest margin, partly offset by higher average earning assets. The net interest margin decreased to 2.68 percent in the first quarter of fiscal 2007, down 12 basis points from 2.80 percent for the same period of fiscal 2006. The decrease in the net interest margin during the first quarter of fiscal 2007 was primarily attributable to the increase in the average cost of funds, which was more than the increase in the average yield of earning assets. The interest spread narrowed to 2.42 percent in the quarter ended September 30, 2006 from 2.64 percent in the same

< >

period last year, a decline of 22 basis points. The average balance of earning assets increased $40.3 million, or three percent, to $1.61 billion in the first quarter of fiscal 2007 from $1.57 billion in the comparable period of fiscal 2006.

The Corporation's efficiency ratio improved to 45 percent in the first quarter of fiscal 2007 from 48 percent in the same period of fiscal 2006. The improvement was primarily attributable to the gain on sale of real estate recognized in the first quarter of fiscal 2007.

Return on average assets for the quarter ended September 30, 2006 increased six basis points to 1.28 percent from 1.22 percent in the same period last year. Return on average equity for the quarter ended September 30, 2006 decreased to 15.25 percent from 15.80 percent for the same period last year.

Diluted earnings per share for the quarter ended September 30, 2006 were $0.77, an increase of eight percent from $0.71 for the quarter ended September 30, 2005.

Interest Income. Total interest income increased by $2.9 million, or 14 percent, to $24.2 million for the first quarter of fiscal 2007 from $21.3 million in the same quarter of fiscal 2006. This increase was primarily the result of a higher average balance of earning assets and a higher average earning asset yield. The average yield on earning assets during the first quarter of fiscal 2007 was 6.02 percent, 58 basis points higher than the average yield of 5.44 percent during the same period of fiscal 2006.

Loan interest income increased $3.0 million, or 16 percent, to $22.0 million in the quarter ended September 30, 2006 from $19.0 million for the same quarter of fiscal 2006. This increase was attributable to a higher average loan balance and a higher average loan yield. The average balance of loans outstanding, including receivable from sale of loans and loans held for sale, increased $84.4 million, or six percent, to $1.4 billion during the first quarter of fiscal 2007 from $1.3 billion during the same quarter of fiscal 2006. The average loan yield during the first quarter of fiscal 2007 increased 48 basis points to 6.34 percent from 5.86 percent during the same quarter last year. The increase in the average loan yield was primarily attributable to mortgage loans originated with higher interest rates, the repricing of adjustable rate loans during the period and a higher percentage of preferred loans, which generally have a higher yield.

Interest income from investment securities decreased $117,000, or six percent, to $1.7 million during the quarter ended September 30, 2006 from $1.8 million during the same quarter of fiscal 2006. This decrease was primarily a result of a decrease in the average balance, partly offset by an increase in average yield. The average balance of investment securities decreased $41.3 million, or 18 percent, to $183.1 million in the first quarter of fiscal 2007 from $224.4 million in the same quarter of fiscal 2006. During the first quarter of fiscal 2007, $28.9 million of investment securities were purchased and $3.0 million matured, while $9.7 million of principal was received on mortgage-backed securities ("MBS"). The average yield on the investment securities increased 48 basis points to 3.71 percent during the quarter ended September 30, 2006 from 3.23 percent during the quarter ended September 30, 2005. The increase in the average yield of investment securities was primarily a result of the new purchases with a higher average yield (5.42% vs. the average yield of 3.71%) and a decline in the accelerated principal payments on MBS with a corresponding reduction to the MBS premium amortization. The accelerated premium amortization in the first quarter of fiscal 2007 declined by $102,000 to $16,000 as compared to $118,000 in the same quarter of fiscal 2006.

FHLB - San Francisco stock dividends increased by $109,000, or 27 percent, to $514,000 in the first quarter of fiscal 2007 from $405,000 in the same period of fiscal 2006. This increase was attributable to a higher average yield and a higher average balance. The average yield on FHLB - San Francisco stock increased 109 basis points to 5.36 percent during the first quarter of fiscal 2007 from 4.27 percent during the same period last year. The increase in the average yield was due to the stock dividends declared by the FHLB - San Francisco. The average balance of FHLB - San Francisco stock increased $449,000 to $38.4 million during the first quarter of fiscal 2007 from $37.9 million during the same period of fiscal 2006. The increase in FHLB - San Francisco stock was in accordance with the borrowing requirements of the FHLB - San Francisco.

Interest Expense. Total interest expense for the quarter ended September 30, 2006 was $13.4 million as compared to $10.3 million for the same period of fiscal 2006, an increase of $3.1 million, or 30 percent. This increase was primarily attributable to an increase in the average cost and a higher average balance of

< >

interest-bearing liabilities. The average cost of interest-bearing liabilities was 3.60 percent during the quarter ended September 30, 2006, up 80 basis points from 2.80 percent during the same period of fiscal 2006. The average balance of interest-bearing liabilities, principally deposits and borrowings, increased $18.7 million, or one percent, to $1.48 billion during the first quarter of fiscal 2007 from $1.46 billion during the same period of fiscal 2006.

Interest expense on deposits for the quarter ended September 30, 2006 was $6.8 million as compared to $5.0 million for the same period of fiscal 2006, an increase of $1.8 million, or 36 percent. The increase in interest expense on deposits was primarily attributable to a higher average cost, partly offset by a lower average balance. The average cost of deposits increased to 2.96 percent during the quarter ended September 30, 2006 from 2.11 percent during the same quarter of fiscal 2006, an increase of 85 basis points. The increase in the average cost of deposits, primarily in time deposits, was attributable to the general rise in short-term interest rates. The average balance of deposits decreased $25.0 million, or three percent, to $911.9 million during the quarter ended September 30, 2006 from $936.9 million during the same period of fiscal 2006. The average balance of transaction accounts decreased by $90.8 million, or 19 percent, to $383.1 million in the quarter ended September 30, 2006 from $473.9 million in the quarter ended September 30, 2005. The decrease was primarily attributable to a decline in savings accounts. The average balance of time deposits increased by $65.8 million, or 14 percent, to $528.8 million in the quarter ended September 30, 2006 as compared to $463.0 million in the quarter ended September 30, 2005. The increase in time deposits is primarily attributable to depositors switching from savings deposits to time deposits. The average balance of transaction account deposits to total deposits in the first quarter of fiscal 2007 was 42 percent, compared to 51 percent in the same period of fiscal 2006.

Interest expense on borrowings, which consisted primarily of FHLB - San Francisco advances, for the quarter ended September 30, 2006 increased $1.2 million, or 22 percent, to $6.6 million from $5.4 million for the same period of fiscal 2006. The increase in interest expense on borrowings was primarily a result of a higher average cost and a higher average balance. The average cost of borrowings increased to 4.61 percent for the quarter ended September 30, 2006 from 4.04 percent in the same quarter of fiscal 2006, an increase of 57 basis points. The increase in the average cost of borrowings was the result of higher short-term interest rates. The average balance of borrowings increased $43.7 million, or eight percent, to $570.0 million during the quarter ended September 30, 2006 from $526.3 million during the same period of fiscal 2006.

< >

The following table depicts the average balance sheets for the quarters ended September 30, 2006 and 2005, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	September 30, 2006			September 30, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,384,634	$ 21,958	6.34%	$ 1,300,225	$ 19,043	5.86%
Investment securities	183,090	1,696	3.71%	224,366	1,813	3.23%
FHLB - San Francisco stock	38,370	514	5.36%	37,921	405	4.27%
Interest-earning deposits	1,443	19	5.27%	4,699	40	3.40%

Total interest-earning assets	1,607,537	24,187	6.02%	1,567,211	21,301	5.44%

Non interest-earning assets	40,089			52,127

Total assets	$ 1,647,626			$ 1,619,338

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 207,129	336	0.64%	$ 222,790	287	0.51%
Savings accounts	175,977	644	1.45%	251,118	904	1.43%
Time deposits	528,819	5,827	4.37%	463,024	3,782	3.24%

Total deposits	911,925	6,807	2.96%	936,932	4,973	2.11%

Borrowings	570,024	6,624	4.61%	526,281	5,358	4.04%

Total interest-bearing liabilities	1,481,949	13,431	3.60%	1,463,213	10,331	2.80%

Non interest-bearing liabilities	27,778			31,201

Total liabilities	1,509,727			1,494,414

Stockholders' equity	137,899			124,924
Total liabilities and stockholders' Equity
	$ 1,647,626			$ 1,619,338

Net interest income		$ 10,756			$ 10,970

Interest rate spread (3)			2.42%			2.64%
Net interest margin (4)			2.68%			2.80%
Ratio of average interest-earning Assets to average interest-bearing Liabilities

			108.47%			107.11%
Return on average assets			1.28%			1.22%
Return on average equity			15.25%			15.80%

(1)	Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan fee (cost) amortization of $12 and $(120) for the quarters ended September 30, 2006 and 2005, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $47.4 million and $51.3 million during the quarters ended September 30, 2006 and 2005, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

< >

The following table provides the rate/volume variances for the quarters ended September 30, 2006 and 2005, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended September 30, 2006 Compared
	to Quarter Ended September 30, 2005
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ 1,577	$ 1,237	$ 101	$ 2,915
Investment securities	266	(333)	(50)	(117)
FHLB - San Francisco stock	103	5	1	109
Interest-bearing deposits	22	(28)	(15)	(21)
Total net change in income on interest-earning assets
	1,968	881	37	2,886

Interest-bearing liabilities:
Checking and money market accounts	74	(20)	(5)	49
Savings accounts	15	(271)	(4)	(260)
Time deposits	1,321	537	187	2,045
Borrowings	758	445	63	1,266
Total net change in expense on interest-bearing liabilities
	2,168	691	241	3,100
Net increase (decrease) in net interest income
	$ (200)	$ 190	$ (204)	$ (214)
(1)	Includes receivable from sale of loans, loans held for sale and non-accrual loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

Provision for Loan Losses. During the first quarter of fiscal 2007, the Corporation recorded a loan loss provision of $637,000, an increase of $572,000 as compared to a loan loss provision of $65,000 during the same period of fiscal 2006. The provision for loan losses in the first quarter of fiscal 2007 was primarily attributable to an increase of $45.5 million in preferred loans during the quarter ended September 30, 2006, partly offset by a decrease in classified assets (including assets designated as special mention). Total classified assets decreased $603,000 to $8.7 million at September 30, 2006 from $9.3 million at June 30, 2006.

The allowance for loan losses was $10.8 million at September 30, 2006 as compared to $10.3 million at June 30, 2006. The allowance for loan losses as a percentage of gross loans held for investment was 0.82 percent at September 30, 2006 as compared to 0.81 percent at June 30, 2006. Management considers the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management's continuing analysis of the factors underlying the quality of the loans held for investment. These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans. Provisions for losses are charged against operations on a monthly basis as necessary to maintain the allowance at appropriate levels. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the loans held for investment. Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Bank's loans held for investment, will not request the Bank to significantly increase its allowance for loan losses. Future adjustments to the allowance for loan losses may be necessary and results of operations could be

< >

significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the control of the Bank.

The following table is provided to disclose additional details on the Corporation's allowance for loan losses:

	Three Months Ended
	September 30,
(Dollars in Thousands)	2006	2005

Allowance at beginning of period	$ 10,307	$ 9,215

Provision for loan losses	637	65

Recoveries	-	-

Charge-offs:
Mortgage loans:
Single-family	(105)	-

Total charge-offs	(105)	-

Net charge-offs	(105)	-
Balance at end of period	$ 10,839	$ 9,280

Allowance for loan losses as a percentage of gross loans held for investment
	0.82%	0.82%

Net charge offs as a percentage of average loans outstanding during the period
	0.01%	-

Allowance for loan losses as a percentage of non-performing loans at the end of the period
	270.16%	512.42%

Non-Interest Income. Total non-interest income increased $1.4 million, or 23 percent, to $7.4 million during the quarter ended September 30, 2006 from $6.0 million during the same period of fiscal 2006. The increase was primarily attributable to the gain on sale of real estate, partly offset by a decrease in gain on sale of loans.

The gain on sale of real estate in the first quarter was $2.3 million, or $1.3 million net of statutory taxes, resulting from the completion of the sale of approximately six acres of land in Riverside, California on July 31, 2006.

The gain on sale of loans decreased $901,000, or 21 percent, to $3.5 million for the quarter ended September 30, 2006 from $4.4 million in the same quarter of fiscal 2006. The decrease was a result of a lower average loan sale margin and a lower volume of loans originated for sale in the first quarter of fiscal 2007. The average loan sale margin for PBM during the first quarter of fiscal 2007 was 1.11 percent, down 12 basis points from 1.23 percent in the same period of fiscal 2006. The gain on sale of loans includes a gain of $319,000 on derivative financial instruments as a result of SFAS No. 133 in the quarter ended September 30, 2006, unchanged from the gain in the same period of fiscal 2006. The volume of loans originated for sale decreased to $319.5 million in the first quarter of fiscal 2007 as compared to $389.3 million during the same period last year. Total loan originations (including loans originated for investment, loans purchased for investment and loans originated for sale) were $429.7 million in the first quarter of fiscal 2007, down $125.7 million or 23 percent, from $555.4 million in the same quarter of fiscal 2006. The decline in loan originations was primarily attributable to lower loan demand resulting from a general rise in interest rates, a decline in real estate sales and a more competitive environment.

< >

The average profit margin for PBM in the first quarter of fiscal 2007 and 2006 was 25 basis points and 68 basis points, respectively. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit. The decrease in the profit margin was primarily attributable to a lower average loan sale margin and a lower volume of loans originated for sale.

Non-Interest Expense. Total non-interest expense in the quarter ended September 30, 2006 was $8.2 million, an increase of $81,000 or one percent, as compared to the same quarter of fiscal 2006. The increase in non-interest expense was primarily the result of an increase in compensation expense, the result of lower deferred compensation attributable to the application of SFAS No. 91. On July 1, 2006 the Bank lowered the SFAS No. 91 deferred compensation allocated to each loan originated after completing the annual review and analysis of SFAS No. 91. Additionally, fewer loans were originated during the first quarter of fiscal 2007 in comparison to the same quarter last year, which also reduced deferred compensation. The increase in compensation expense was partly offset by a decrease in professional expenses.

Income taxes. Income tax expense was $4.0 million for the quarter ended September 30, 2006 as compared to $3.8 million during the same period of fiscal 2006. The effective income tax rate for the quarters ended September 30, 2006 remained unchanged at 43.3 percent, as compared to the same quarter last year. The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2007 reflects its current income tax obligations.

Asset Quality

Non-accrual loans increased to $4.0 million at September 30, 2006 from $2.5 million at June 30, 2006. The non-accrual loans at September 30, 2006 consisted of 10 single-family loans ($3.1 million to nine different borrowers) and one commercial real estate loan ($866,000 to one borrower); while the non-accrual loans at June 30, 2006 consisted of five single-family loans ($1.2 million to four different borrower) and one construction loan ($1.3 million to one borrower). The non-accrual construction loan at June 30, 2006 was paid in full in the first quarter ended September 30, 2006. No interest accruals were made for loans that were past due 90 days or more.

The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment increased to 0.31 percent at September 30, 2006 from 0.20 percent at June 30, 2006. Real estate owned at September 30, 2006 was $414,000 as compared to none at June 30, 2006. Non-performing assets as a percentage of total assets increased to 0.26 percent at September 30, 2006 from 0.16 percent at June 30, 2006.

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

< >

The following table is provided to disclose details on asset quality (dollars in thousands):

	At September 30,	At June 30,
	2006	2006
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 3,145	$ 1,215
Commercial real estate	867	-
Construction	-	1,313

Total	4,012	2,528

Accruing loans which are contractually past due 90 days or more	-	-

Total of non-accrual and 90 days past due loans	4,012	2,528

Real estate owned	414	-

Total non-performing assets	$ 4,426	$ 2,528

Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net
	0.31%	0.20%

Non-accrual and 90 days or more past due loans as a percentage of total assets
	0.24%	0.16%

Non-performing assets as a percentage of total assets	0.26%	0.16%

Total classified assets (including assets designated as special mention) were $8.7 million at September 30, 2006, a decrease of $602,000, or six percent, from $9.3 million at June 30, 2006. The decrease in classified assets was primarily attributable to the net effect of three construction loans ($2.2 million) and three commercial business loans ($535,000) that have been paid in full, one single-family loan ($414,000, net) that was converted to real estate owned, and the downgrade of 11 single-family loans ($2.8 million).

< >

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold (in thousands):

	For the Quarter Ended
	September 30,
	2006	2005
Loans originated for sale:
Retail originations	$ 79,083	$ 133,102
Wholesale originations	240,458	256,155
Total loans originated for sale (1)	319,541	389,257

Loans sold:
Servicing released	(314,648)	(392,860)
Servicing retained	(1,407)	(6,637)
Total loans sold (2)	(316,055)	(399,497)

Loans originated for investment:
Mortgage loans:
Single-family (3)	48,429	103,023
Multi-family	7,792	6,751
Commercial real estate	8,604	12,038
Construction	7,170	39,679
Commercial business loans	1,492	865
Other loans	1,119	618
Total loans originated for investment	74,606	162,974

Loans purchased for investment:
Mortgage loans:
Multi-family	35,514	-
Commercial business loans	-	900
Other loans	-	2,250
Total loans purchased for investment	35,514	3,150

Mortgage loan principal repayments	(78,446)	(143,809)
Real estate acquired in settlement of loans	(414)	-
Increase (decrease) in other items, net (4)	11,857	(8,215)

Net increase in loans held for investment and loans held for sale	$ 46,603	$ 3,860

(1)	Primarily comprised of PBM loans originated for sale, totaling $311.3 million and $368.7 million for the quarters ended September 30, 2006 and 2005, respectively.
(2)	Primarily comprised of PBM loans sold, totaling $309.3 million and $389.0 million for the quarters ended September 30, 2006 and 2005, respectively.
(3)	Primarily comprised of PBM loans originated for investment, totaling $48.2 million and $103.0 million for the quarters ended September 30, 2006 and 2005, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs and allowance for loan losses.

< >

Liquidity and Capital Resources

The Corporation's primary sources of funding include deposits, proceeds from loan interest, scheduled principal payments, sales of loans, loan prepayments, interest income on investment securities, the maturity or principal payments on investment securities, and FHLB - San Francisco advances. While maturities and the scheduled amortization of loans and investment securities are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition.

The Bank has a standard credit facility available from the FHLB - San Francisco. In September 2006, the FHLB - San Francisco approved the Bank's request to increase its credit facility from 40 percent to 50 percent of its total assets. As of September 30, 2006, the Bank's remaining available credit facility from the FHLB - San Francisco was $213.5 million. In addition to the FHLB - San Francisco credit facility, the Bank has an unsecured line of credit in the amount of $60.0 million with its correspondent bank.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth, to cover deposit withdrawals, to satisfy financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash to meet short-term liquidity needs. At September 30, 2006, cash and cash equivalents totaled $17.9 million, or one percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may rely on FHLB - San Francisco advances or unsecured lines of credit for its liquidity needs.

The OTS has no statutory liquidity requirement for savings institutions, but requires that liquidity be maintained at a level, consistent with the safe and sound operation of the Bank. The Bank's average liquidity ratio for the quarter ended September 30, 2006 decreased to 5.4 percent from 6.9 percent during the same period in fiscal 2006. This decrease was primarily the result of the redeployment of available cash flows into loans held for investment and the pledging of investment securities as collateral for certain interest-bearing liabilities.

The Bank continues to experience a large volume of loan prepayments in its loan held for investment and it is challenging to reinvest these cash flows in assets that carry similar or better interest rate risk and credit risk characteristics. The Bank has mitigated the impact of this in several ways. The Bank has generated more loans for investment from its mortgage banking, business banking and commercial real estate divisions and purchased commercial real estate, multi-family and construction loans from other financial institutions. This has been accomplished with prudent interest-rate-risk and credit risk management practices.

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

< >

The Bank's actual and required capital amounts and ratios as of September 30, 2006 are as follows (dollars in thousands):
	Amount	Percent

Tangible capital	$ 127,543	7.51%
Requirement	33,962	2.00

Excess over requirement	$ 93,581	5.51%

Tier 1 (core) capital	$ 127,543	7.51%
Requirement to be "Well Capitalized"	84,905	5.00

Excess over requirement	$ 42,638	2.51%

Total risk-based capital	$ 135,681	12.42%
Requirement to be "Well Capitalized"	109,271	10.00

Excess over requirement	$ 26,410	2.42%

Tier 1 risk-based capital	$ 124,612	11.40%
Requirement to be "Well Capitalized"	65,563	6.00

Excess over requirement	$ 59,049	5.40%

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

Stockholders' Equity

The ability of the Corporation to pay dividends depends primarily on the ability of the Bank to pay dividends to the Corporation. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the amount required for the liquidation account established by the Bank in connection with its Conversion or the regulatory capital requirements imposed by federal and state regulation. The Corporation paid $1.0 million of cash dividends to its shareholders in the first three months of fiscal 2007.

The Corporation repurchased 111,185 shares under the existing stock repurchase program during the first three months of fiscal 2007 at an average price of $30.35 per share. As of September 30, 2006, 37 percent of the authorized shares of the May 2006 stock repurchase plan were purchased, leaving approximately 220,044 shares available for future repurchase. During the first three months of fiscal 2007, the Corporation also repurchased 812 shares of restricted stock at an average price of $29.90 per share.

< >

Incentive Plans

As of September 30, 2006, the Corporation had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $28,000 and $104,000 for the quarters ended September 30, 2006 and 2005, respectively. The income tax benefit recognized in the consolidated statements of operations for share-based compensation plans was $23,000 and $29,000 for quarters ended September 30, 2006 and 2005, respectively.

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

On April 28, 2005, the Board of Directors accelerated the vesting of 136,950 unvested stock options, which were previously granted to directors, officers and key employees who had three or more continuous years of service with the Corporation or an affiliate of the Corporation. The Board believes that it was in the best interest of the shareholders to accelerate the vesting of these options which were granted prior to January 1, 2004, since it will have a positive impact on the future earnings of the Corporation. This action was taken as a result of SFAS No. 123R which the Corporation adopted on July 1, 2005.

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

	Quarter Ended	Quarter Ended
	September 30, 2006	September 30, 2005
Expected volatility	23%	20%
Weighted-average volatility	23%	20%
Expected dividend yield	2.0%	1.9%
Expected term (in years)	7.4	7.8
Risk-free interest rate	4.5% - 5.0%	4.1%

In the first quarter of fiscal 2007, the total options (under both plans) granted, exercised and forfeited were 64,000 shares, 6,500 shares and 0 shares, respectively. In the first quarter of fiscal 2006, the total options (under both plans) granted, exercised and forfeited were 9,000 shares, 3,659 shares and 2,000 shares, respectively. As of September 30, 2006 and 2005, the number of options available for future grants under the Stock Option Plans were 43,200 and 82,200 shares, respectively.

< >

The following is a summary of stock option activity under the 1996 and 2003 Plans:
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	552,993	$ 19.77
Granted	64,000	30.02
Exercised	(6,500)	23.62
Forfeited	-	-
Outstanding at September 30, 2006	610,493	$ 20.80	7.00	$5,702
Exercisable at September 30, 2006	353,793	$ 16.77	6.08	$4,730

The weighted-average grant-date fair value of options granted during the quarters ended September 30, 2006 and 2005 was $8.43 and $7.44 per share, respectively. The total intrinsic value of options exercised during the quarters ended September 30, 2006 and 2005 was $43,000 and $64,000, respectively.

As of September 30, 2006, there was $1.7 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the 1996 and 2003 Stock Option Plans. This expense is expected to be recognized over a weighted-average period of 3.5 years. The forfeiture rate during the first quarter of fiscal 2007 was 20%, which was calculated based on the historical experience of all fully vested stock option grants and is reviewed annually.

Management Recognition Plan ("MRP")

The Corporation established the MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock. The Corporation acquired 461,250 shares of its common stock in the open market to fund the MRP in 1997. All of the MRP shares have been awarded. Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at the award date. MRP compensation expense was $18,000 and $34,000 for the quarters ended September 30, 2006 and 2005, respectively. At September 30, 2006 and 2005, the value of the unearned MRP was $45,000 (included in the Consolidated Statements of Financial Condition under additional paid-in capital, as per SFAS No. 123R) and $121,000, respectively, and reported as a reduction to stockholders' equity. There were 5,820 MRP shares remaining to be distributed at September 30, 2006, all of which have been awarded.

A summary of the status of the Corporation's unvested MRP shares as of September 30, 2006 and changes during the quarter ended September 30, 2006 is presented below:

Unvested Shares	Shares	Weighted-Average Grant Date Fair Value
Unvested at July 1, 2006	9,588	$ 12.81
Granted	-	-
Vested	(3,768)	13.67
Forfeited	-	-
Unvested at September 30, 2006	5,820	$12.26

As of September 30, 2006, the unvested share-based compensation arrangements granted under the MRP are expected to be recognized over a weighted-average period of 0.3 years. The forfeiture rate during fiscal 2006 was 0%, which was based on the on-going retention of the remaining participants. The fair value of shares vested during the quarters ended September 30, 2006 and 2005 was $113,000 and $115,000, respectively.

< >

Supplemental Information

	At	At	At
	September 30,	June 30,	September 30,
	2006	2006	2005

Loans serviced for others (in thousands)	$ 229,895	$ 239,650	$ 262,412

Book value per share	$ 20.09	$ 19.48	$ 18.22

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting its exposure to the fluctuation of interest rates. The Bank, through its Asset Liability Committee seeks to reduce the exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities. The principal element in achieving this objective is to manage the interest-rate sensitivity of the Bank's assets by holding loans with interest rates subject to periodic market adjustments. In addition, the Bank maintains a liquid investment securities portfolio comprised of government agency securities and mortgage-backed securities. The Bank relies on retail deposits as its primary source of funding while utilizing FHLB - San Francisco advances as a secondary source of funding. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and time deposits with terms up to five years.

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

The following table is derived from the OTS interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2006 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 140,032	$ (18,602)	$ 1,658,495	8.44%	-78 bp
+200 bp	151,543	(7,091)	1,683,128	9.00%	-22 bp
+100 bp	158,002	(632)	1,703,701	9.27%	+5 bp
0 bp	158,634	-	1,719,909	9.22%
-100 bp	153,983	(4,651)	1,731,452	8.89%	-33 bp
-200 bp	147,388	(11,246)	1,741,594	8.46%	-76 bp

(1)	Represents the decrease of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2006 ("base case").
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

< >

The following table is derived from the OTS interest rate risk model and represents the change in the NPV at a -200 basis point rate shock at September 30, 2006 and a +200 basis point rate shock at June 30, 2006.
	At September 30, 2006		At June 30, 2006
	(-200 bp rate shock)		(+200 bp rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	9.22%		11.13%
Post-shock NPV ratio: NPV as a % of PV Assets	8.46%		10.32%
Sensitivity measure: Change in NPV Ratio	76	bp	81	bp
TB 13a Level of Risk	Minimal		Minimal

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank's current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 100, plus 200, minus 100 and minus 200 basis points. The following table describes the results of the analysis at September 30, 2006 and June 30, 2006.
At September 30, 2006		At June 30, 2006
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	+10.25%	+200 bp	+1.68%
+100 bp	+10.31%	+100 bp	+3.88%
-100 bp	+6.39%	-100 bp	+5.02%
-200 bp	-0.11%	-200 bp	-0.31%

In both periods, the Bank was asset sensitive in all rate scenarios suggesting net interest income would increase in the subsequent 12-month period, except in the minus 200 basis point scenario where the Bank was liability sensitive.

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

< >

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

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation's financial position or results of operations.

Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in the Corporation's Form 10-K ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the issuer purchases of equity securities for the first quarter of fiscal 2007.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2006	812	$ 29.90	-	331,229
August 1 - 31, 2006	75,890	$ 30.13	75,890	255,339
September 1 - 30, 2006	35,295	$ 30.81	35,295	220,044
Total	111,997	$ 30.34	111,185	220,044

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

< >

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibits:

3.1	Certificate of Incorporation of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

3.2	Bylaws of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

10.1	Employment Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.2 to the Corporation's Form 8-K dated December 19, 2005)

10.3	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated December 12, 1996)

10.4	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation's proxy statement dated December 12, 1996)

10.5	Severance Agreement with Lilian Brunner-Salter, Thomas "Lee" Fenn, Richard L. Gale, Donavon P. Ternes and Kathryn R. Gonzales (incorporated by reference to Exhibit 10.1 in the Corporation's Form 8-K dated July 3, 2006)

10.6	2003 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated October 21, 2003)

10.7	Form of Incentive Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Corporation's Annual Report on Form 10-K for the year ended June 30, 2005).

10.8	Form of Non-Qualified Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Corporation's Annual Report on Form 10-K for the year ended June 30, 2005).

14	Code of Ethics for the Corporation's directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2004)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

< >

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

November 8, 2006	/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2006	/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Financial Officer
(Principal Financial and Accounting Officer)

< >

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

< >

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 8, 2006	/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer

< >

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 8, 2006	/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Financial Officer

 < >

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended September 30, 2006 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 8, 2006	/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer

< >

Exhibit 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended September 30, 2006 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 8, 2006	/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Financial Officer

< >