Form 10-Q
period 2006-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2007-02-08
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ Ö ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  December 31, 2006

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

Yes     .     No Ö .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:	As of February 2, 2007

Common stock, $ 0.01 par value, per share	6,688,623 shares*

* Includes 258,685 shares held by the Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts; and 3,768 shares held by the Management Recognition Plan that have been awarded but not yet released to the participants.


PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of December 31, 2006 and June 30, 2006	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Six Months ended December 31, 2006 and 2005	2
	Condensed Consolidated Statements of Changes in Stockholders' Equity
	for the Quarters and Six Months ended December 31, 2006 and 2005	3
	Condensed Consolidated Statement of Cash Flows
	for the Six Months ended December 31, 2006 and 2005	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations:

	General	12
	Safe Harbor Statement	13
	Critical Accounting Policies	13
	Executive Summary and Operating Strategy	14
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	15
	Comparison of Financial Condition at December 31, 2006 and June 30, 2006	15
	Comparison of Operating Results
	for the Quarters and Six Months ended December 31, 2006 and 2005	16
	Asset Quality	27
	Loan Volume Activities	29
	Liquidity and Capital Resources	30
	Commitments and Derivative Financial Instruments	31
	Stockholders' Equity	31
	Incentive Plans	32
	Equity Incentive Plan
	Stock Option Plans
	Management Recognition Plan
	Supplemental Information	35

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	35

ITEM 4 -	Controls and Procedures	37

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	37
ITEM 1A	Risk Factors	37
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	37
ITEM 3 -	Defaults Upon Senior Securities	37
ITEM 4 -	Submission of Matters to a Vote of Security Holders	38
ITEM 5 -	Other Information	38
ITEM 6 -	Exhibits	38

SIGNATURES		40


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands
	December 31,	June 30,
	2006	2006
Assets
Cash and due from banks	$ 17,891	$ 13,558
Federal funds sold	4,100	2,800
Cash and cash equivalents	21,991	16,358

Investment securities - held to maturity
(fair value $37,570 and $49,914, respectively)	38,031	51,031
Investment securities - available for sale, at fair value	143,496	126,158
Loans held for investment, net of allowance for loan losses of
$14,555 and $10,307, respectively	1,389,858	1,262,997
Loans held for sale, at lower of cost or market	8,579	4,713
Receivable from sale of loans	101,392	99,930
Accrued interest receivable	7,855	6,774
Real estate held for investment, net	-	653
Real estate owned, net	720	-
Federal Home Loan Bank ("FHLB") - San Francisco stock	42,707	37,585
Premises and equipment, net	6,900	6,860
Prepaid expenses and other assets	8,816	9,411

Total assets	$ 1,770,345	$ 1,622,470

Liabilities and Stockholders' Equity
Liabilities:
Non interest-bearing deposits	$ 43,993	$ 48,776
Interest-bearing deposits	882,878	868,806
Total deposits	926,871	917,582

Borrowings	689,443	546,211
Accounts payable, accrued interest and other liabilities	20,173	22,467
Total liabilities	1,636,487	1,486,260

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)..
	-	-
Common stock, $.01 par value (15,000,000 shares authorized; 12,385,372 and 12,376,972 shares issued, respectively; 6,697,023 and 6,991,842 shares outstanding, respectively)

	124	124
Additional paid-in capital	67,988	66,798
Retained earnings	147,353	142,867
Treasury stock at cost (5,688,349 and 5,385,130 shares, respectively)
	(81,677)	(72,524)
Unearned stock compensation.	(403)	(644)
Accumulated other comprehensive income (loss), net of tax	473	(411)

Total stockholders' equity	133,858	136,210

Total liabilities and stockholders' equity	$ 1,770,345	$ 1,622,470

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information

	Quarter Ended December 31,		Six Months Ended December 31,

	2006	2005	2006	2005
Interest income:
Loans receivable, net	$ 23,001	$ 18,993	$ 44,959	$ 38,036
Investment securities	1,857	1,725	3,553	3,538
FHLB - San Francisco stock	593	457	1,107	862
Interest-earning deposits	18	53	37	93
Total interest income	25,469	21,228	49,656	42,529

Interest expense:
Checking and money market deposits	361	311	697	598
Savings deposits	671	838	1,315	1,742
Time deposits	6,437	4,307	12,264	8,089
Borrowings	7,497	4,806	14,121	10,164
Total interest expense	14,966	10,262	28,397	20,593

Net interest income, before provision for loan losses	10,503	10,966	21,259	21,936
Provision (recovery) for loan losses	3,746	(27)	4,383	38
Net interest income, after provision for loan losses	6,757	10,993	16,876	21,898

Non-interest income:
Loan servicing and other fees	488	791	964	1,434
Gain on sale of loans, net	2,919	3,356	6,411	7,749
Deposit account fees	510	550	1,032	1,044
Gain on sale of real estate, net	27	6,283	2,340	6,283
Other	330	431	921	856
Total non-interest income	4,274	11,411	11,668	17,366

Non-interest expense:
Salaries and employee benefits	5,359	4,977	10,775	10,181
Premises and occupancy	745	718	1,529	1,511
Equipment	384	406	777	805
Professional expenses	278	293	542	637
Sales and marketing expenses	216	255	477	474
Other	1,259	1,120	2,375	2,314
Total non-interest expense	8,241	7,769	16,475	15,922

Income before income taxes	2,790	14,635	12,069	23,342
Provision for income taxes	1,295	6,252	5,316	10,026
Net income	$ 1,495	$ 8,383	$ 6,753	$ 13,316

Basic earnings per share	$ 0.23	$ 1.28	$ 1.02	$ 2.03
Diluted earnings per share	$ 0.22	$ 1.23	$ 1.00	$ 1.93
Cash dividends per share	$ 0.18	$ 0.14	$ 0.33	$ 0.28

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Quarters Ended December 31, 2006 and 2005
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at October 1, 2006	6,886,345	$ 124	$ 67,419	$ 147,082	$ (75,922)	$ (528)	$ 204	$ 138,379

Comprehensive income:
Net income				1,495				1,495
Unrealized holding gain on securities available for sale,
net of tax expense of $194							269	269
Total comprehensive income								1,764

Purchase of treasury stock (1)	(191,222)				(5,755)			(5,755)
Exercise of stock options	1,900	-	47					47
Amortization of MRP (2)			14					14
Stock options expense			105					105
Tax benefit from non-qualified
equity compensation			9					9
Allocations of contribution to ESOP (3)			394			67		461
Prepayment of ESOP loan						58		58
Cash dividends				(1,224)				(1,224)

Balance at December 31, 2006	6,697,023	$ 124	$ 67,988	$ 147,353	$ (81,677)	$ (403)	$ 473	$ 133,858

(1)	Includes the repurchase of 884 shares of distributed restricted stock.
(2)	Management Recognition Plan ("MRP").
(3)	Employee Stock Ownership Plan ("ESOP").

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive (Loss)
	Shares	Amount	Capital	Earnings	Stock	Compensation	(Income)	Total
Balance at October 1, 2005	6,931,612	$ 120	$59,916	$ 130,340	$ (62,865)	$ (996)	$ (229)	$ 126,286

Comprehensive income:
Net income				8,383				8,383
Unrealized holding gain on securities available for sale,
net of tax expense of $13							19	19
Total comprehensive income								8,402

Purchase of treasury stock (1)	(169,589)				(4,621)			(4,621)
Exercise of stock options	61,773	-	465					465
Amortization of MRP			23					23
Stock options expense			90					90
Tax benefit from non-qualified
equity compensation			369					369
Allocations of contribution to ESOP			337			67		404
Prepayment of ESOP loan						54		54
Cash dividends				(967)				(967)

Balance at December 31, 2005	6,823,796	$ 120	$61,200	$ 137,756	$ (67,486)	$ (875)	$ (210)	$ 130,505

(1)	Includes the repurchase of 574 shares of distributed restricted stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Six Months Ended December 31, 2006 and 2005
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive (Loss)
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at July 1, 2006	6,991,842	$ 124	$ 66,798	$ 142,867	$ (72,524)	$ (644)	$ (411)	$ 136,210

Comprehensive income:
Net income				6,753				6,753
Unrealized holding gain on securities available for sale,
net of tax expense of $640							884	884
Total comprehensive income								7,637

Purchase of treasury stock (1)	(303,219)				(9,153)			(9,153)
Exercise of stock options	8,400	-	201					201
Amortization of MRP			32					32
Stock options expense			138					138
Tax benefit from non-qualified
equity compensation			32					32
Allocations of contribution to ESOP			787			135		922
Prepayment of ESOP loan						106		106
Cash dividends				(2,267)				(2,267)

Balance at December 31, 2006	6,697,023	$ 124	$67,988	$ 147,353	$ (81,677)	$ (403)	$ 473	$ 133,858

(1)	Includes the repurchase of 1,696 shares of distributed restricted stock.

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive Income
	Shares	Amount	Capital	Earnings	Stock	Compensation	(Loss)	Total
Balance at July 1, 2005	6,956,815	$ 120	$ 59,497	$ 126,381	$ (62,046)	$ (1,272)	$ 309	$ 122,989

Comprehensive income:
Net income				13,316				13,316
Unrealized holding loss on securities available for sale,
net of tax benefit of $376							(519)	(519)
Total comprehensive income								12,797

Purchase of treasury stock (1)	(198,451)				(5,440)			(5,440)
Exercise of stock options	65,432	-	508					508
Reclass of unearned MRP			(155)			155		-
Amortization of MRP			57					57
Stock options expense			183					183
Tax benefit from non-qualified
equity compensation			398					398
Allocations of contribution to ESOP			712			135		847
Prepayment of ESOP loan						107		107
Cash dividends				(1,941)				(1,941)

Balance at December 31, 2005	6,823,796	$ 120	$61,200	$ 137,756	$ (67,486)	$ (875)	$ (210)	$ 130,505

(1)	Includes the repurchase of 1,436 shares of distributed restricted stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Six Months Ended December 31,

	2006	2005
Cash flows from operating activities:
Net income	$ 6,753	$ 13,316
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,017	1,839
Provision for loan losses	4,383	38
Gain on sale of loans	(6,411)	(7,749)
Gain on sale of real estate	(2,340)	(6,283)
Stock compensation	976	925
FHLB - San Francisco stock dividend	(1,028)	(822)
Tax benefit from non-qualified equity compensation	(32)	(398)
(Decrease) increase in accounts payable and other liabilities	(2,680)	4,479
Increase in prepaid expense and other assets	(707)	(1,316)
Loans originated for sale	(631,931)	(691,657)
Proceeds from sale of loans and net change in receivable from sale of loans	633,013	745,803
Net cash provided by operating activities	1,013	58,175

Cash flows from investing activities:
Net increase in loans held for investment	(132,525)	(11,564)
Maturity and call of investment securities held to maturity	13,000	1,000
Maturity and call of investment securities available for sale	7,087	-
Principal payments from mortgage-backed securities	18,844	30,416
Purchase of investment securities available for sale	(41,904)	-
Net proceeds from sale of real estate	3,406	15,510
Purchase of FHLB - San Francisco stock	(4,094)	(897)
Purchase of premises and equipment	(528)	(478)
Net cash (used for) provided by investing activities	(136,714)	33,987

Cash flows from financing activities:
Net increase in deposits	9,289	26,467
Proceeds from (repayment of) borrowings, net	143,232	(93,617)
Exercise of stock options	201	508
Tax benefit from non-qualified equity compensation	32	398
Cash dividends	(2,267)	(1,941)
Treasury stock purchases	(9,153)	(5,440)
Net cash provided by (used for) financing activities	141,334	(73,625)

Net increase in cash and cash equivalents	5,633	18,537
Cash and cash equivalents at beginning of period	16,358	25,902
Cash and cash equivalents at end of period	$ 21,991	$ 44,439

Supplemental information:
Cash paid for interest	$ 27,718	$ 20,211
Cash paid for income taxes	$ 4,670	$ 6,800
Transfer of loans held for investment to loans held for sale	$ -	$ 18,472
Transfer of loans held for sale to loans held for investment	$ 3,653	$ 967
Real estate acquired in the settlement of loans	$ 1,225	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The Condensed Consolidated Statements of Financial Condition at June 30, 2006 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2006. The results of operations for the quarter and six months ended December 31, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2007.

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

SFAS No. 155:
In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. In October


2006, the FASB exempted most pre-payable assets from provisions of SFAS No. 155 that would have required mark-to-market of those assets through results of operations if purchased at a discount to par. The adoption of this statement is not expected to have a material impact on the Corporation's financial condition, results of operations, or cash flows.

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

SEC Staff Accounting Bulletin No. 108
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Quantifying Financial Misstatements," which expresses the Staff's views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the "rollover" (current year statement of operations perspective) and "iron curtain" (year-end consolidated statement of financial condition perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The Corporation does not expect this guidance to have a material effect on the Corporation's financial condition, results of operations, or cash flows.

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


Note 3: Earnings Per Share and Stock-Based Compensation

Earnings Per Share:
Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2006 and 2005, respectively.
	For the Quarter Ended December 31,		For the Six Months Ended December 31,
(In Thousands, Except Earnings Per Share)
	2006	2005	2006	2005
Numerator:
Net income - numerator for basic earnings per share and diluted earnings per share - income available to common stockholders

	$ 1,495	$ 8,383	$ 6,753	$ 13,316

Denominator:
Denominator for basic earnings per share: Weighted-average shares
	6,518	6,546	6,590	6,565

Effect of dilutive securities:
Stock option dilution	126	289	128	311
Restricted stock dilution	1	6	2	8

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	6,645	6,841	6,720	6,884

Basic earnings per share	$ 0.23	$ 1.28	$ 1.02	$ 2.03
Diluted earnings per share	$ 0.22	$ 1.23	$ 1.00	$ 1.93

SFAS No. 123R, "Share-Based Payment," requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Effective July 1, 2005, the Corporation adopted SFAS No. 123R using the modified prospective method under which the provisions of SFAS No. 123R are applied to new awards and to awards modified, repurchased or cancelled after June 30, 2005 and to awards outstanding on June 30, 2005 for which requisite service has not yet been rendered.

The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense and is solely related to issued and unvested stock option grants. The incremental stock-based compensation expense for the second quarter ended December 31, 2006 and 2005 was $105,000 and $90,000, respectively. For the six months ended December 31, 2006 and 2005, the incremental stock-based compensation expense was $138,000 and $183,000, respectively. For the first six months of fiscal 2007 and 2006, cash provided by operating activities decreased by $32,000 and $398,000, respectively, and cash provided by financing activities increased by an identical amount, respectively, related to excess tax benefits from stock-based payment arrangements. These amounts are reflective of the tax benefit for stock options exercised and restricted stock distributions during the respective periods.


Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage ("PBM"), a division of the Bank. The following tables set forth condensed statements of operations and total assets for the Corporation's operating segments for the quarters and six months ended December 31, 2006 and 2005, respectively (in thousands).
	For the Quarter Ended December 31, 2006
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income (loss), after provision for loan losses	$ 6,806	$ (49)	$ 6,757

Non-interest income:
Loan servicing and other fees (1)	(421)	909	488
Gain on sale of loans, net (2)	19	2,900	2,919
Deposit account fees	510	-	510
Gain on sale of real estate, net	27	-	27
Other	328	2	330
Total non-interest income	463	3,811	4,274

Non-interest expense:
Salaries and employee benefits	3,171	2,188	5,359
Premises and occupancy	488	257	745
Operating and administrative expenses	925	1,212	2,137
Total non-interest expense	4,584	3,657	8,241
Income before taxes	$ 2,685	$ 105	$ 2,790
Total assets, end of period	$ 1,660,601	$ 109,744	$ 1,770,345

(1)	Includes an inter-company charge of $751 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $2 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Quarter Ended December 31, 2005
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, after provision for loan losses	$ 10,408	$ 585	$ 10,993

Non-interest income:
Loan servicing and other fees (1)	(478)	1,269	791
Gain on sale of loans, net (2)	168	3,188	3,356
Deposit account fees	550	-	550
Gain on sale of real estate, net	6,283	-	6,283
Other	431	-	431
Total non-interest income	6,954	4,457	11,411

Non-interest expense:
Salaries and employee benefits	3,202	1,775	4,977
Premises and occupancy	476	242	718
Operating and administrative expenses	1,100	974	2,074
Total non-interest expense	4,778	2,991	7,769
Income before taxes	$ 12,584	$ 2,051	$ 14,635
Total assets, end of period	$ 1,466,440	$ 109,484	$ 1,575,924

(1)	Includes an inter-company charge of $984 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $42 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Six Months Ended December 31, 2006
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, after provision for loan losses	$ 16,649	$ 227	$ 16,876

Non-interest income:
Loan servicing and other fees (1)	(516)	1,480	964
Gain on sale of loans, net (2)	127	6,284	6,411
Deposit account fees	1,032	-	1,032
Gain on sale of real estate, net	2,340	-	2,340
Other	919	2	921
Total non-interest income	3,902	7,766	11,668

Non-interest expense:
Salaries and employee benefits	6,500	4,275	10,775
Premises and occupancy	1,029	500	1,529
Operating and administrative expenses	1,949	2,222	4,171
Total non-interest expense	9,478	6,997	16,475
Income before taxes	$ 11,073	$ 996	$ 12,069
Total assets, end of period	$ 1,660,601	$ 109,744	$ 1,770,345

(1)	Includes an inter-company charge of $1.2 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $14 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Six Months Ended December 31, 2005
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, after provision for loan losses	$ 20,517	$ 1,381	$ 21,898

Non-interest income:
Loan servicing and other fees (1)	(1,130)	2,564	1,434
Gain on sale of loans, net (2)	314	7,435	7,749
Deposit account fees	1,044	-	1,044
Gain on sale of real estate, net	6,283	-	6,283
Other	855	1	856
Total non-interest income	7,366	10,000	17,366

Non-interest expense:
Salaries and employee benefits	6,485	3,696	10,181
Premises and occupancy	1,023	488	1,511
Operating and administrative expenses	2,261	1,969	4,230
Total non-interest expense	9,769	6,153	15,922
Income before taxes	$ 18,114	$ 5,228	$ 23,342
Total assets, end of period	$ 1,466,440	$ 109,484	$ 1,575,924

(1)	Includes an inter-company charge of $2.0 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.
(2)	Includes an inter-company charge of $102 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.


Note 5: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition. The Corporation's exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of December 31, 2006 and June 30, 2006, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $61.2 million and $86.8 million, respectively.
	December 31,	June 30,
Commitments	2006	2006
(In Thousands)

Undisbursed loan funds - Construction loans	$ 52,372	$ 84,024
Undisbursed lines of credit - Single-family loans	4,241	6,824
Undisbursed lines of credit - Commercial business loans	11,471	10,545
Undisbursed lines of credit - Consumer loans	1,569	1,633
Commitments to extend credit on loans to be held for investment	30,117	20,858
Total	$ 99,770	$ 123,884

In accordance with SFAS No. 133 and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarter ended December 31, 2006 and 2005 was a loss of $150,000 and a gain of $63,000, respectively. For the six months ended December 31, 2006 and 2005, the net impact of derivative financial instruments on the consolidated statements of operations was a gain of $169,000 and a gain of $382,000, respectively.

	December 31, 2006		June 30, 2006		December 31, 2005
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale (1)	$ 31,043	$ (55)	$ 65,970	$ (192)	$ 39,879	$ 98
Forward loan sale agreements	19,500	43	35,500	(94)	25,070	(19)
Put option contracts	7,500	24	9,000	53	9,000	21
Total	$ 58,043	$ 12	$ 110,470	$ (233)	$ 73,949	$ 100

(1)	Net of 35.0 percent at December 31, 2006, 31.0 percent at June 30, 2006 and 26.4 percent at December 31, 2005 of commitments, which may not fund.

Note 6: Subsequent Events

On January 23, 2007, the Board of Directors of the Bank declared a cash dividend of $3.25 million to the Corporation, which was paid on January 26, 2007.


On January 23, 2007, the Corporation announced a cash dividend of $0.18 per share on the Corporation's outstanding shares of common stock for shareholders of record as of the close of business on February 16, 2007, payable on March 12, 2007.

On January 23, 2007, the Board of Directors of the Corporation authorized the repurchase of up to five percent of its common stock (approximately 333,365 shares). The new program is the result of the anticipated early completion of the May 2006 repurchase program.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At December 31, 2006, the Corporation had total assets of $1.8 billion, total deposits of $926.9 million and total stockholders' equity of $133.9 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank's business consists of community banking activities and mortgage banking activities. Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank's full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans. The Bank also offers business checking accounts, other business banking services, and services loans for others. Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences. The Bank's revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities. There are various risks inherent in the Bank's business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks.

The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation's earnings per share. The Corporation evaluates the repurchase of its common stock when the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential. Consideration is also given to the Corporation's liquidity, regulatory capital requirements and future capital needs based on the Corporation's current business plan. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is typically one year. Once the stock repurchase program is authorized, management may repurchase the Corporation's common stock from time to time in the open market or in privately negotiated transactions, depending upon market conditions and the factors described above. On May 23, 2006, the Corporation announced that its Board of Directors authorized the repurchase of up to five percent of its common stock, or approximately 350,558 shares, over a one-year period. For additional information regarding the Corporation's repurchases during the quarter ended December 31, 2006, see Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" on page 37.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002. On October 24, 2006, the Corporation announced a quarterly cash dividend of $0.18 per share for the Corporation's shareholders of record at the close of business on November 17, 2006, which was paid on December 11, 2006. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition,


results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. On October 24, 2006, the Board of Directors of the Bank declared a $3.25 million cash dividend to the Corporation, which was paid on October 25, 2006. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the California real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, fraud, and other risks disclosed herein or detailed in the Corporation's reports filed with the SEC, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update forward-looking information.

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

Accounting for the allowance for loan losses involves significant judgment and assumptions by management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) SFAS No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogeneous loans, (ii) a specific valuation allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see "Comparison of Operating


Results for the Quarters and Six Months Ended December 31, 2006 and 2005 - Provision for Loan Losses" on page 24 of this Form 10-Q.

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

Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences. The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process. During the next three years, the Corporation intends to concentrate on high margin mortgage banking products such as Alt-A fixed rate, Alt-A adjustable rate and second trust deed loans. The Alt-A loans are underwritten to expanded guidelines allowing a borrower with good credit a broader range of product choices. The "Alt-A" choices include interest-only loans, stated-income loans and greater than 30-year amortization loans. The Bank believes that it can maintain its loan sale margin at approximately the same levels experienced during the quarter ended December 31, 2006, although the current mortgage banking environment remains highly competitive, which may result in further compression of the loan sale margin.


Investment services primarily consist of selling alternative investment products such as annuities and mutual funds to the Corporation's depositors.

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

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation's contractual obligations at December 31, 2006 and the effect these obligations are expected to have on the Corporation's liquidity and cash flows in future periods (in thousands):
	Payments Due by Period
	1 year	Over 1 year	Over 3 years	Over
	or less	to 3 years	to 5 years	5 years	Total
Operating lease obligations	$ 1,157	$ 1,886	$ 777	$ 207	$ 4,027
Time deposits	386,371	203,185	6,695	-	596,251
FHLB - San Francisco advances	383,793	169,314	140,813	48,212	742,132
Total	$ 771,321	$ 374,385	$ 148,285	$ 48,419	$ 1,342,410

The expected obligation for time deposits and FHLB - San Francisco advances include anticipated interest accruals based on respective contractual terms.

Comparison of Financial Condition at December 31, 2006 and June 30, 2006

Total assets increased $147.9 million, or nine percent, to $1.77 billion at December 31, 2006 from $1.62 billion at June 30, 2006. The increase was primarily attributable to an increase in loans held for investment.

Total investment securities increased $4.3 million, or two percent, to $181.5 million at December 31, 2006 from $177.2 million at June 30, 2006. The increase was primarily the result of the purchase of $42.2 million of investment securities in the first six months of fiscal 2007, partly offset by maturities of $18.3 million and scheduled and accelerated principal payments on mortgage-backed securities. The Bank evaluates individual investment securities quarterly for other-than-temporary declines in the market value. The Bank believes there are no other-than-temporary impairments at December 31, 2006, therefore, no impairment losses have been recorded as of December 31, 2006.

Loans held for investment increased $126.9 million, or 10 percent, to $1.39 billion at December 31, 2006 from $1.26 billion at June 30, 2006. During the first six months of fiscal 2007, the Bank originated $280.4 million of loans held for investment, $150.5 million, or 54 percent, were "preferred loans" (multi-family, commercial real estate, construction and commercial business loans), which includes the purchase of $88.2 million of loans. The loans purchased in the first six months of fiscal 2007 are secured by real estate located primarily in California (property inspections were performed on those loans above $400,000) and all loans were underwritten by the Corporation prior to purchase (using the same underwriting criteria as an originated loan). Total loan principal payments during the first six months of fiscal 2007 were $178.6


million, compared to $268.2 million during the first six months of fiscal 2006. The balance of preferred loans increased to $533.2 million, or 38 percent of loans held for investment at December 31, 2006, as compared to $433.7 million, or 34 percent of loans held for investment at June 30, 2006. Purchased loans serviced by others at December 31, 2006 were $162.4 million, or 12 percent of loans held for investment, compared to $102.7 million, or eight percent of loans held for investment at June 30, 2006.

Receivable from the sale of loans increased $1.5 million, or two percent, to $101.4 million at December 31, 2006 from $99.9 million at June 30, 2006. The increase was attributable to the timing differences between loan sale and loan sale settlement dates.

Total deposits increased $9.3 million, or one percent, to $926.9 million at December 31, 2006 from $917.6 million at June 30, 2006. This increase was primarily attributable to an increase of $43.4 million in time deposits, partly offset by a decrease of $34.1 million in transaction accounts. The decrease in transaction accounts and the increase in time deposits was primarily attributable to the increase in short-term interest rates resulting in depositors switching to time deposits.

Borrowings, which consisted primarily of FHLB - San Francisco advances, increased $143.2 million, or 26 percent, to $689.4 million at December 31, 2006 from $546.2 million at June 30, 2006. The increase in borrowings was primarily the result of the increase in loans held for investment, partly offset by the increase in deposits. The weighted-average maturity of the Bank's existing FHLB - San Francisco advances was approximately 20 months (17 months, if put options are exercised by FHLB - San Francisco) at December 31, 2006 as compared to the weighted-average maturity of 30 months (24 months, if put options are exercised by FHLB - San Francisco) at June 30, 2006.

Total stockholders' equity decreased $2.3 million, or two percent, to $133.9 million at December 31, 2006, from $136.2 million at June 30, 2006, primarily as a result of common stock repurchases and the quarterly cash dividends paid during the first six months of fiscal 2007, which was partly offset by the net income and stock option exercises during the first six months of fiscal 2007. During the first six months of fiscal 2007, a total of 8,400 stock options with an average strike price of $23.88 per share were exercised. Also, a total of 301,523 shares of common stock were repurchased during the first six months of fiscal 2007 under the existing stock repurchase program at an average price of $30.19 per share. As of December 31, 2006, 92 percent of the authorized shares of the May 2006 stock repurchase program were purchased, leaving 29,706 shares available for future repurchase. During the first six months of fiscal 2007, the Corporation also repurchased 1,696 shares of restricted stock at an average price of $29.88 per share. The total cash dividend paid to the Corporation's shareholders in the first six months of fiscal 2007 was $2.3 million.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2006 and 2005

The Corporation's net income for the second quarter ended December 31, 2006 was $1.5 million, a decrease of $6.9 million, from $8.4 million during the same quarter of fiscal 2006. This decrease was primarily attributable to a decrease in net interest income, an increase in provision for loan losses, a decrease in non-interest income and higher operating expenses. For the six months ended December 31, 2006, the Corporation's net income was $6.8 million, down $6.5 million, from $13.3 million during the same period of fiscal 2006. This decrease was primarily a result of the decrease in net interest income, an increase in provision for loan losses, a decrease in non-interest income and an increase in operating expenses.

The Corporation's net interest income before the provision for loan losses decreased by $463,000, or four percent, to $10.5 million for the quarter ended December 31, 2006 from $11.0 million during the comparable period of fiscal 2006. This decrease was the result of a lower net interest margin, partly offset by higher average earning assets. The net interest margin decreased to 2.51 percent in the second quarter of fiscal 2007, down 36 basis points from 2.87 percent for the same period of fiscal 2006. The decrease in the net interest margin during the second quarter of fiscal 2007 was primarily attributable to the increase in the average cost of funds, which was more than the increase in the average yield of earning assets. The average balance of earning assets increased $146.5 million, or 10 percent, to $1.67 billion in the second quarter of fiscal 2007 from $1.53 billion in the comparable period of fiscal 2006. For the six months ended December 31, 2006, net interest income before the provision for loan losses was $21.3 million, down


$677,000 or three percent from $21.9 million during the same period of fiscal 2006. This decrease was the result of a lower net interest margin, partly offset by higher average earning assets. The average balance of earning assets increased $91.8 million, or six percent, to $1.64 billion in the first six months of fiscal 2007 from $1.55 billion in the comparable period of fiscal 2006. The net interest margin decreased to 2.59 percent in the first six months of fiscal 2007, down 24 basis points from 2.83 percent during the same period of fiscal 2006.

The Corporation's efficiency ratio increased to 56 percent in the second quarter of fiscal 2007 from 35 percent in the same period of fiscal 2006. The increase was primarily attributable to the gain on sale of real estate recognized in the second quarter of fiscal 2006 (not replicated in the second quarter of fiscal 2007). For the six months ended December 31, 2006 and 2005, the efficiency ratio was 50 percent and 41 percent, respectively. The increase was primarily attributable to the lower gain on sale of real estate of $2.3 million recognized in the first quarter of fiscal 2007 as compared to $6.3 million for the second quarter of fiscal 2006.

Return on average assets for the quarter ended December 31, 2006 decreased 178 basis points to 0.35 percent from 2.13 percent in the same period last year. For the six months ended December 31, 2006 and 2005, the return on average assets was 0.80 percent and 1.67 percent, respectively, a decrease of 87 basis points.

Return on average equity for the quarter ended December 31, 2006 decreased to 4.40 percent from 26.12 percent for the same period last year. For the six months ended December 31, 2006, the return on average equity decreased to 9.87 percent from 21.01 percent for the same period last year.

Diluted earnings per share for the quarter ended December 31, 2006 were $0.22, a decrease of 82 percent from $1.23 for the quarter ended December 31, 2005. For the six months ended December 31, 2006 and 2005, diluted earning per share were $1.00 and $1.93, respectively, a decrease of 48 percent.

Interest Income. Total interest income increased by $4.3 million, or 20 percent, to $25.5 million for the second quarter of fiscal 2007 from $21.2 million in the same quarter of fiscal 2006. This increase was primarily the result of a higher average balance of earning assets and a higher average earning asset yield. The average yield on earning assets during the second quarter of fiscal 2007 was 6.08 percent, 52 basis points higher than the average yield of 5.56 percent during the same period of fiscal 2006.

Loan interest income increased $4.0 million, or 21 percent, to $23.0 million in the quarter ended December 31, 2006 from $19.0 million for the same quarter of fiscal 2006. This increase was attributable to a higher average loan balance and a higher average loan yield. The average balance of loans outstanding, including receivable from sale of loans and loans held for sale, increased $170.4 million, or 13 percent, to $1.4 billion during the second quarter of fiscal 2007 from $1.3 billion during the same quarter of fiscal 2006. The average loan yield during the second quarter of fiscal 2007 increased 41 basis points to 6.36 percent from 5.95 percent during the same quarter last year. The increase in the average loan yield was primarily attributable to mortgage loans originated with higher interest rates, the repricing of adjustable rate loans during the period and a higher percentage of preferred loans, which generally have a higher yield. The average loan yield was negatively impacted by an interest income reversal of $260,000 resulting from loans placed on non-accrual status during the quarter ended December 31, 2006.

Interest income from investment securities increased $132,000, or eight percent, to $1.9 million during the quarter ended December 31, 2006 from $1.7 million during the same quarter of fiscal 2006. This increase was primarily a result of an increase in average yield, partly offset by a decrease in the average balance. The average balance of investment securities decreased $22.4 million, or 11 percent, to $184.7 million in the second quarter of fiscal 2007 from $207.1 million in the same quarter of fiscal 2006. During the second quarter of fiscal 2007, $13.3 million of investment securities were purchased and $17.1 million matured, while $8.6 million of principal payments were received on MBS. The average yield on the investment securities increased 69 basis points to 4.02 percent during the quarter ended December 31, 2006 from 3.33 percent during the quarter ended December 31, 2005. The increase in the average yield of investment securities was primarily a result of the new purchases with a higher average yield (5.00 percent versus the average yield of 4.02 percent), the maturities with an average yield of 2.50 percent and a decline in the accelerated principal payments on MBS with a corresponding reduction to the MBS premium amortization.


The accelerated premium amortization in the second quarter of fiscal 2007 declined by $58,000 to $11,000 as compared to $69,000 in the same quarter of fiscal 2006.

FHLB - San Francisco stock dividends increased by $136,000, or 30 percent, to $593,000 in the second quarter of fiscal 2007 from $457,000 in the same period of fiscal 2006. This increase was attributable to a higher average yield and a higher average balance. The average yield on FHLB - San Francisco stock increased 101 basis points to 5.74 percent during the second quarter of fiscal 2007 from 4.73 percent during the same period last year. The average balance of FHLB - San Francisco stock increased $2.7 million to $41.3 million during the second quarter of fiscal 2007 from $38.6 million during the same period of fiscal 2006. The increase in FHLB - San Francisco stock was in accordance with the borrowing requirements of the FHLB - San Francisco.

For the six months ended December 31, 2006, total interest income increased by $7.2 million, or 17 percent, to $49.7 million for the first six months of fiscal 2007 from $42.5 million in the same period of fiscal 2006. This increase was primarily the result of a higher average balance of earning assets and a higher average earning asset yield. The average yield on earning assets during the first six months of fiscal 2007 was 6.05 percent, 56 basis points higher than the average yield of 5.49 percent during the same period of fiscal 2006.

Loan interest income increased $7.0 million, or 18 percent, to $45.0 million in the six months ended December 31, 2006 from $38.0 million for the same period of fiscal 2006. This increase was attributable to a higher average loan balance and a higher average loan yield. The average balance of loans outstanding, including receivable from sale of loans and loans held for sale, increased $125.9 million, or 10 percent, to $1.4 billion during the first six months of fiscal 2007 from $1.3 billion during the same period of fiscal 2006. The average loan yield during the first six months of fiscal 2007 increased 45 basis points to 6.35 percent from 5.90 percent during the same period last year. The increase in the average loan yield was primarily attributable to mortgage loans originated with higher interest rates, the repricing of adjustable rate loans during the period and a higher percentage of preferred loans, which generally have a higher yield. The average loan yield was negatively impacted by an interest income reversal of $390,000 resulting from loans placed on non-accrual status during the six months ended December 31, 2006.

Interest income from investment securities increased $15,000 to $3.6 million during the six months ended December 31, 2006 from $3.5 million during the same period of fiscal 2006. This increase was primarily a result of an increase in average yield, partly offset by a decrease in the average balance. The average balance of investment securities decreased $31.8 million, or 15 percent, to $183.9 million in the first six months of fiscal 2007 from $215.7 million in the same period of fiscal 2006. During the first six months of fiscal 2007, $42.2 million of investment securities were purchased and $20.1 million matured, while $18.3 million of principal payments were received on mortgage-backed securities ("MBS"). The average yield on the investment securities increased 58 basis points to 3.86 percent during the six months ended December 31, 2006 from 3.28 percent during the six months ended December 31, 2005. The increase in the average yield of investment securities was primarily a result of the new purchases with a higher average yield (5.29 percent versus the average yield of 3.86 percent), the maturities with an average yield of 2.50 percent and a decline in the accelerated principal payments on MBS with a corresponding reduction to the MBS premium amortization. The accelerated premium amortization in the first six months of fiscal 2007 declined by $160,000 to $27,000 as compared to $187,000 in the same period of fiscal 2006.

FHLB - San Francisco stock dividends increased by $245,000, or 28 percent, to $1.1 million in the first six months of fiscal 2007 from $862,000 in the same period of fiscal 2006. This increase was attributable to a higher average yield and a higher average balance. The average yield on FHLB - San Francisco stock increased 106 basis points to 5.56 percent during the first six months of fiscal 2007 from 4.50 percent during the same period last year. The average balance of FHLB - San Francisco stock increased $1.5 million to $39.8 million during the first six months of fiscal 2007 from $38.3 million during the same period of fiscal 2006. The increase in FHLB - San Francisco stock was in accordance with the borrowing requirements of the FHLB - San Francisco.

Interest Expense. Total interest expense for the quarter ended December 31, 2006 was $15.0 million as compared to $10.3 million for the same period of fiscal 2006, an increase of $4.7 million, or 46 percent. This increase was primarily attributable to an increase in the average cost and a higher average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities was 3.83 percent during the


quarter ended December 31, 2006, up 94 basis points from 2.89 percent during the same period of fiscal 2006. The average balance of interest-bearing liabilities, principally deposits and borrowings, increased $139.0 million, or 10 percent, to $1.5 billion during the second quarter of fiscal 2007 from $1.4 billion during the same period of fiscal 2006.

Interest expense on deposits for the quarter ended December 31, 2006 was $7.5 million as compared to $5.5 million for the same period of fiscal 2006, an increase of $2.0 million, or 36 percent. The increase in interest expense on deposits was primarily attributable to a higher average cost, partly offset by a lower average balance. The average cost of deposits increased to 3.23 percent during the quarter ended December 31, 2006 from 2.27 percent during the same quarter of fiscal 2006, an increase of 96 basis points. The increase in the average cost of deposits, primarily in time deposits, was attributable to the general rise in short-term interest rates. The average balance of deposits decreased $38.0 million, or four percent, to $917.4 million during the quarter ended December 31, 2006 from $955.4 million during the same period of fiscal 2006. The average balance of transaction accounts decreased by $97.1 million, or 21 percent, to $364.6 million in the quarter ended December 31, 2006 from $461.7 million in the quarter ended December 31, 2005. The average balance of time deposits increased by $59.1 million, or 12 percent, to $552.8 million in the quarter ended December 31, 2006 as compared to $493.7 million in the quarter ended December 31, 2005. The increase in time deposits is primarily attributable to depositors switching from transaction accounts to time deposits. The average balance of transaction account deposits to total deposits in the second quarter of fiscal 2007 was 40 percent, compared to 48 percent in the same period of fiscal 2006.

Interest expense on borrowings, which consisted primarily of FHLB - San Francisco advances, for the quarter ended December 31, 2006 increased $2.7 million, or 56 percent, to $7.5 million from $4.8 million for the same period of fiscal 2006. The increase in interest expense on borrowings was primarily a result of a higher average cost and a higher average balance. The average cost of borrowings increased to 4.70 percent for the quarter ended December 31, 2006 from 4.19 percent in the same quarter of fiscal 2006, an increase of 51 basis points. The increase in the average cost of borrowings was the result of higher short-term interest rates. The average balance of borrowings increased $177.0 million, or 39 percent, to $632.4 million during the quarter ended December 31, 2006 from $455.4 million during the same period of fiscal 2006.

For the six months ended December 31, 2006, total interest expense was $28.4 million as compared to $20.6 million for the same period of fiscal 2006, an increase of $7.8 million, or 38 percent. This increase was primarily attributable to an increase in the average cost and a higher average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities was 3.72 percent during the six months ended December 31, 2006, up 88 basis points from 2.84 percent during the same period of fiscal 2006. The average balance of interest-bearing liabilities, principally time deposits and borrowings, increased $78.9 million, or five percent, to $1.5 billion during the first six months of fiscal 2007 from $1.4 billion during the same period of fiscal 2006.

Interest expense on deposits for the six months ended December 31, 2006 was $14.3 million as compared to $10.4 million for the same period of fiscal 2006, an increase of $3.9 million, or 38 percent. The increase in interest expense on deposits was primarily attributable to a higher average cost, partly offset by a lower average balance. The average cost of deposits increased to 3.10 percent during the six months ended December 31, 2006 from 2.19 percent during the same period of fiscal 2006, an increase of 91 basis points. The increase in the average cost of deposits, primarily in time deposits, was attributable to the general rise in short-term interest rates. The average balance of deposits decreased $31.5 million, or three percent, to $914.7 million during the six months ended December 31, 2006 from $946.2 million during the same period of fiscal 2006. The average balance of transaction accounts decreased by $93.9 million, or 20 percent, to $373.9 million in the six months ended December 31, 2006 from $467.8 million in the six months ended December 31, 2005. The average balance of time deposits increased by $62.4 million, or 13 percent, to $540.8 million in the six months ended December 31, 2006 as compared to $478.4 million in the six months ended December 31, 2005. The increase in time deposits is primarily attributable to depositors switching from transaction accounts to time deposits. The average balance of transaction account deposits to total deposits in the first six months of fiscal 2007 was 41 percent, compared to 49 percent in the same period of fiscal 2006.


Interest expense on borrowings, which consisted primarily of FHLB - San Francisco advances, for the six months ended December 31, 2006 increased $3.9 million, or 38 percent, to $14.1 million from $10.2 million for the same period of fiscal 2006. The increase in interest expense on borrowings was primarily a result of a higher average cost and a higher average balance. The average cost of borrowings increased to 4.66 percent for the six months ended December 31, 2006 from 4.11 percent in the same period of fiscal 2006, an increase of 55 basis points. The increase in the average cost of borrowings was the result of higher short-term interest rates. The average balance of borrowings increased $110.3 million, or 22 percent, to $601.2 million during the six months ended December 31, 2006 from $490.9 million during the same period of fiscal 2006.


The following table depicts the average balance sheets for the quarters and six months ended December 31, 2006 and 2005, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	December 31, 2006			December 31, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,447,281	$ 23,001	6.36%	$ 1,276,886	$ 18,993	5.95%
Investment securities	184,742	1,857	4.02%	207,093	1,725	3.33%
FHLB - San Francisco stock	41,294	593	5.74%	38,630	457	4.73%
Interest-earning deposits	1,377	18	5.23%	5,629	53	3.77%

Total interest-earning assets	1,674,694	25,469	6.08%	1,528,238	21,228	5.56%

Non interest-earning assets	37,382			47,400

Total assets	$ 1,712,076			$ 1,575,638

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 201,232	361	0.71%	$ 227,677	311	0.54%
Savings accounts	163,404	671	1.63%	233,973	838	1.42%
Time deposits	552,793	6,437	4.62%	493,719	4,307	3.46%

Total deposits	917,429	7,469	3.23%	955,369	5,456	2.27%

Borrowings	632,402	7,497	4.70%	455,434	4,806	4.19%

Total interest-bearing liabilities	1,549,831	14,966	3.83%	1,410,803	10,262	2.89%

Non interest-bearing liabilities	26,341			36,462

Total liabilities	1,576,172			1,447,265

Stockholders' equity	135,904			128,373
Total liabilities and stockholders' equity
	$ 1,712,076			$ 1,575,638

Net interest income		$ 10,503			$ 10,966

Interest rate spread (3)			2.25%			2.67%
Net interest margin (4)			2.51%			2.87%
Ratio of average interest-earning assets to average interest-bearing liabilities

			108.06%			108.32%
Return on average assets			0.35%			2.13%
Return on average equity			4.40%			26.12%
Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

(1)	Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan cost amortization of $161 and $108 for the quarters ended December 31, 2006 and 2005, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $44.4 million and $55.8 million during the quarters ended December 31, 2006 and 2005, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.

(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earnings assets.


	Six Months Ended			Six Months Ended
	December 31, 2006			December 31, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,415,958	$ 44,959	6.35%	$ 1,290,113	$ 38,036	5.90%
Investment securities	183,916	3,553	3.86%	215,729	3,538	3.28%
FHLB - San Francisco stock	39,832	1,107	5.56%	38,276	862	4.50%
Interest-earning deposits	1,410	37	5.25%	5,164	93	3.60%

Total interest-earning assets	1,641,116	49,656	6.05%	1,549,282	42,529	5.49%

Non interest-earning assets	38,602			49,799

Total assets	$ 1,679,718			$ 1,599,081

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 204,180	697	0.68%	$ 225,233	598	0.53%
Savings accounts	169,691	1,315	1.54%	242,546	1,742	1.42%
Time deposits	540,806	12,264	4.50%	478,372	8,089	3.35%

Total deposits	914,677	14,276	3.10%	946,151	10,429	2.19%

Borrowings	601,213	14,121	4.66%	490,857	10,164	4.11%

Total interest-bearing liabilities	1,515,890	28,397	3.72%	1,437,008	20,593	2.84%

Non interest-bearing liabilities	26,926			35,338

Total liabilities	1,542,816			1,472,346

Stockholders' equity	136,902			126,735
Total liabilities and stockholders' equity
	$ 1,679,718			$ 1,599,081

Net interest income		$ 21,259			$ 21,936

Interest rate spread (3)			2.33%			2.65%
Net interest margin (4)			2.59%			2.83%
Ratio of average interest-earning assets to average interest-bearing liabilities

			108.26%			107.81%
Return on average assets			0.80%			1.67%
Return on average equity			9.87%			21.01%

(1)	Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan cost amortization of $148 and $228 for the six months ended December 31, 2006 and 2005, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $45.9 million and $53.6 million during the six months ended December 31, 2006 and 2005, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


The following table provides the rate/volume variances for the quarters and six months ended December 31, 2006 and 2005, respectively:

Rate/Volume Variance
 (In Thousands)

	Quarter Ended December 31, 2006 Compared
	To Quarter Ended December 31, 2005
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ 1,298	$ 2,535	$ 175	$ 4,008
Investment securities	357	(186)	(39)	132
FHLB - San Francisco stock	97	32	7	136
Interest-bearing deposits	21	(40)	(16)	(35)
Total net change in income on interest-earning assets
	1,773	2,341	127	4,241

Interest-bearing liabilities:
Checking and money market accounts	97	(36)	(11)	50
Savings accounts	123	(253)	(37)	(167)
Time deposits	1,442	515	173	2,130
Borrowings	595	1,869	227	2,691
Total net change in expense on interest-bearing liabilities
	2,257	2,095	352	4,704
Net increase (decrease) in net interest income
	$ (484)	$ 246	$ (225)	$ (463)

(1)

Includes receivable from sale of loans, loans held for sale and non-accrual loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2006 Compared
	To Six Months Ended December 31, 2005
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ 2,928	$ 3,712	$ 283	$ 6,923
Investment securities	629	(522)	(92)	15
FHLB - San Francisco stock	202	35	8	245
Interest-bearing deposits	43	(68)	(31)	(56)
Total net change in income on interest-earning assets
	3,802	3,157	168	7,127

Interest-bearing liabilities:
Checking and money market accounts	171	(56)	(16)	99
Savings accounts	139	(522)	(44)	(427)
Time deposits	2,759	1,054	362	4,175
Borrowings	1,365	2,286	306	3,957
Total net change in expense on interest-bearing liabilities
	4,434	2,762	608	7,804
Net increase (decrease) in net interest income
	$ (632)	$ 395	$ (440)	$ (677)

(1)	Includes receivable from sale of loans, loans held for sale and non-accrual loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.


Provision for Loan Losses. During the second quarter of fiscal 2007, the Corporation recorded a loan loss provision of $3.7 million, compared to a recovery of $27,000 during the same period of fiscal 2006. The substantial increase in provision for loan losses during the second quarter of fiscal 2007 was primarily attributable to an increase in classified assets and an increase in loans held for investment. The classified assets (including assets designated as special mention) increased by $9.8 million, or 105 percent, to $19.1 million at December 31, 2006 from $9.3 million at June 30, 2006.

For the six months ended December 31, 2006, the Corporation recorded a loan loss provision of $4.4 million, compared to a loan loss provision of $38,000 during the same period of fiscal 2006. The provision for loan losses in the first six months of fiscal 2007 was primarily attributable to an increase in classified assets and an increase in loans held for investment, primarily in preferred loans.

The allowance for loan losses was $14.6 million at December 31, 2006 as compared to $10.3 million at June 30, 2006. The allowance for loan losses as a percentage of gross loans held for investment was 1.04 percent at December 31, 2006 as compared to 0.81 percent at June 30, 2006. Management considers the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management's continuing analysis of the factors underlying the quality of the loans held for investment. These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans. Provisions for losses are charged against operations on a monthly basis, as necessary, to maintain the allowance at appropriate levels. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the loans held for investment. Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Bank's loans held for investment, will not request the Bank to significantly increase its allowance for loan losses. Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the control of the Bank.


The following table is provided to disclose additional details on the Corporation's allowance for loan losses:
	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in Thousands)	2006	2005	2006	2005

Allowance at beginning of period	$ 10,839	$ 9,280	$ 10,307	$ 9,215

Provision (recovery) for loan losses	3,746	(27)	4,383	38

Recoveries:
Consumer loans	-	1	-	1
Total recoveries	-	1	-	1

Charge-offs:
Mortgage loans:
Single-family	(28)	-	(133)	-
Consumer loans	(2)	(1)	(2)	(1)
Total charge-offs	(30)	(1)	(135)	(1)

Net charge-offs	(30)	-	(135)	-
Balance at end of period	$ 14,555	$ 9,253	$ 14,555	$ 9,253

Allowance for loan losses as a percentage of gross loans held for investment
	1.04%	0.79%	1.04%	0.79%

Net charge offs as a percentage of average loans outstanding during the period
	-	-	0.01%	-

Allowance for loan losses as a percentage of non-performing loans at the end of the period
	111.79%	1,089.87%	111.79%	1,089.87%

Non-Interest Income. Total non-interest income decreased $7.1 million, or 62 percent, to $4.3 million during the quarter ended December 31, 2006 from $11.4 million during the same period of fiscal 2006. The decrease was primarily attributable to the gain on sale of real estate of $6.3 million during the quarter ended December 31, 2005, which was not replicated in the quarter ended December 31, 2006, a decrease in gain on sale of loans and a decrease in loan servicing and other fees.

The gain on sale of loans decreased $437,000, or 13 percent, to $2.9 million for the quarter ended December 31, 2006 from $3.4 million in the same quarter of fiscal 2006. The decrease was a result of a lower average loan sale margin, partly offset by a slightly higher volume of loans originated for sale. The average loan sale margin for PBM during the second quarter of fiscal 2007 was 1.00 percent, down 10 basis points from 1.10 percent in the same period of fiscal 2006. The gain on sale of loans includes a loss of $150,000 on derivative financial instruments as a result of SFAS No. 133 in the quarter ended December 31, 2006, compared to a gain of $63,000 in the same period of fiscal 2006. The volume of loans originated for sale increased to $312.4 million in the second quarter of fiscal 2007 as compared to $302.4 million during the same period last year. Total loan originations (including loans originated for investment, loans purchased for investment and loans originated for sale) were $482.7 million in the second quarter of fiscal 2007, up $29.9 million or seven percent, from $452.8 million in the same quarter of fiscal 2006. The increase in loan originations was primarily attributable to a stronger refinancing market, partly offset by a decline in real estate sales and a more competitive environment.


Loan servicing and other fees decreased $303,000, or 38 percent, to $488,000 during the second quarter of fiscal 2007 from $791,000 during the same quarter of fiscal 2006. The decrease was primarily attributable to lower brokered loan fees and lower prepayment fees.

The average profit margin for PBM in the second quarter of fiscal 2007 and 2006 was three basis points and 51 basis points, respectively. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit. The decrease in the profit margin was primarily attributable to a lower average loan sale margin, partly offset by a higher volume of loans originated for sale.

For the six months ended December 31, 2006, total non-interest income decreased $5.7 million, or 33 percent, to $11.7 million from $17.4 million during the same period of fiscal 2006. The decrease was primarily attributable to a decrease in gain on sale of real estate ($2.3 million versus $6.3 million), a decrease in gain on sale of loans and a decrease in loan servicing and other fees.

The gain on sale of real estate in the first quarter of fiscal 2007 was the result of the sale of approximately six acres of land in Riverside, California; while the gain on sale of real estate in the second quarter of fiscal 2006 was the result of the sale of a commercial office building in Riverside, California.

The gain on sale of loans decreased $1.3 million, or 17 percent, to $6.4 million for the six months ended December 31, 2006 from $7.7 million in the same period of fiscal 2006. The decrease was a result of a lower average loan sale margin and a lower volume of loans originated for sale in the first six months of fiscal 2007. The average loan sale margin for PBM during the first six months of fiscal 2007 was 1.06 percent, down 11 basis points from 1.17 percent in the same period of fiscal 2006. The gain on sale of loans includes a gain of $169,000 on derivative financial instruments as a result of SFAS No. 133 in the six months ended December 31, 2006, compared to a gain of $382,000 in the same period of fiscal 2006. The volume of loans originated for sale decreased by $59.8 million, or nine percent, to $631.9 million in the first six months of fiscal 2007 as compared to $691.7 million during the same period last year. Total loan originations (including loans originated for investment, loans purchased for investment and loans originated for sale) were $912.3 million in the first six months of fiscal 2007, down $95.9 million or 10 percent, from $1.0 billion in the same period of fiscal 2006. The decline in loan originations was primarily attributable to lower loan demand resulting from a general rise in interest rates, a decline in real estate sales and a more competitive environment.

The average profit margin for PBM in the first six months of fiscal 2007 and 2006 was 14 basis points and 60 basis points, respectively. The average profit margin is defined as income before taxes divided by total loans funded during the period (including brokered loans) adjusted for the change in commitments to extend credit. The decrease in the profit margin was primarily attributable to a lower average loan sale margin and a lower volume of loans originated for sale.

Non-Interest Expense. Total non-interest expense in the quarter ended December 31, 2006 was $8.2 million, an increase of $472,000 or six percent, as compared to $7.8 million in the same quarter of fiscal 2006. The increase in non-interest expense was primarily the result of an increase in compensation expense, caused by lower deferred compensation attributable to the application of SFAS No. 91. On July 1, 2006 the Bank lowered the SFAS No. 91 deferred compensation allocated to each loan originated after completing the annual review and analysis of SFAS No. 91. Additionally, fewer loans were originated during the second quarter of fiscal 2007 in comparison to the same quarter last year, which also reduced deferred compensation. The increase in compensation expense was partly offset by a decrease in equipment, professional and marketing expenses.

For the six months ended December 31, 2006, total non-interest expense was $16.5 million, an increase of $553,000 or three percent, as compared to $15.9 million in the same period of fiscal 2006. The increase in non-interest expense was primarily the result of an increase in compensation expense, the result of lower deferred compensation attributable to the application of SFAS No. 91. Additionally, fewer loans were originated during the first six months of fiscal 2007 in comparison to the same period last year, which also reduced deferred compensation. The increase in compensation expense was partly offset by a decrease in equipment and professional expenses.


Income taxes. Income tax expense was $1.3 million for the quarter ended December 31, 2006 as compared to $6.3 million during the same period of fiscal 2006. The effective income tax rate for the quarter ended December 31, 2006 increased to 46.4 percent as compared to 42.7 percent for the same quarter last year. The increase in the effective income tax rate was primarily attributable to lower income before taxes with a largely unchanged amount of non-deductible expenses. The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2007 reflects its current income tax obligations.

For the six months ended December 31, 2006, income tax expense was $5.3 million as compared to $10.0 million during the same period of fiscal 2006. The effective income tax rate for the six months ended December 31, 2006 increased to 44.0 percent as compared to 43.0 percent for the same period last year. The Corporation believes that the effective income tax rate applied in the first six months of fiscal 2007 reflects its current income tax obligations.

Asset Quality

Non-accrual loans increased to $13.0 million at December 31, 2006 from $2.5 million at June 30, 2006. The non-accrual loans at December 31, 2006 were comprised of 16 single-family loans ($5.7 million), two commercial real estate loans ($3.0 million), 23 construction loans ($2.5 million) and eight single-family loans repurchased from, or unable to sell to, investors ($1.8 million). No interest accruals were made for loans that were past due 90 days or more.

The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment increased to 0.94 percent at December 31, 2006 from 0.20 percent at June 30, 2006. Real estate owned was $720,000 at December 31, 2006. There was no real estate owned at June 30, 2006. Non-performing assets as a percentage of total assets increased to 0.78 percent at December 31, 2006 from 0.16 percent at June 30, 2006.

During the quarter ended December 31, 2006, the Bank established a $2.5 million specific loan loss reserve on 23 individual construction loans in a single-family construction project located in Coachella, California. The Bank believes that significant misrepresentations were made to secure the Bank's involvement in the project and as a result the Bank is vigorously pursuing legal remedies to protect the Bank's interests. The Bank has delivered demands to the individual borrowers, mortgage loan broker and builder who knowingly misled the Bank on certain key aspects of the loans and the project. Although the Bank is pursuing several legal remedies, it is far from certain the amount that will be recovered. The establishment of the specific loan loss reserve is consistent with the improved land value based on a recent appraisal. Given the number of parties involved or soon to be involved, the complexity of the transaction and probable fraud, this issue may not be resolved quickly.

During the quarter ended December 31, 2006, the Bank repurchased $2.5 million of loans from investors and was unable to sell $940,000 of loans to investors, resulting in a specific loan loss reserve of approximately $349,000 on these loans. There were no loan repurchases in the quarter ended December 31, 2005. For the first six months of fiscal 2007, the Bank repurchased $3.9 million of loans from investors and was unable to sell $940,000 of loans to investors, resulting in a specific loan loss reserve of $396,000, compared to $914,000 of repurchased loans with no specific loan loss reserve in the same period of fiscal 2006. Most of the repurchases were the result of early payment default, which in many cases was the result of fraud. The Bank has made procedural changes to improve the underwriting process but is too soon to determine if this matter will be significantly curtailed in the near term.

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


The following table is provided to disclose details on asset quality (dollars in thousands):

	At December 31,	At June 30,
	2006	2006
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 7,513	$ 1,215
Commercial real estate	2,989	-
Construction	2,518	1,313

Total	13,020	2,528

Accruing loans which are contractually past due 90 days or more	-	-

Total of non-accrual and 90 days past due loans	13,020	2,528

Real estate owned	720	-

Total non-performing assets	$ 13,740	$ 2,528

Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net .
	0.94%	0.20%

Non-accrual and 90 days or more past due loans as a percentage of total assets
	0.74%	0.16%

Non-performing assets as a percentage of total assets	0.78%	0.16%

Total classified assets (including assets designated as special mention) were $19.1 million at December 31, 2006, an increase of $9.8 million, or 105 percent, from $9.3 million at June 30, 2006. The classified assets at December 31, 2006 consist of eight loans in the special mention category (four single-family loans of $1.7 million, two commercial real estate loans of $1.3 million, one commercial business loan of $15,000 and one construction loan of $2,000) and 65 loans in the substandard category (34 single-family loans of $9.8 million, five commercial real estate loans of $3.7 million, 23 construction loans of $2.5 million and three commercial business loans of $68,000).

The classified assets at June 30, 2006 consisted of nine loans in the special mention category (two single-family loans of $490,000, four commercial real estate loans of $2.2 million, one construction loan of $492,000 and two commercial business loan of $476,000) and 20 loans in the substandard category (11 single-family loans of $3.1 million, three commercial real estate loans of $748,000, two construction loans of $1.7 million and four commercial business loans of $131,000).

During the six months ended December 31, 2006, four loans in the special mention category (one construction loan of $492,000, two commercial business loans of $476,000 and one commercial real estate loan of $30,000) were paid-in-full; six loans in the substandard category (three single-family loans of $612,000, two construction loans of $1.7 million and one commercial business loan of $59,000) were paid-in-full; two single-family loans in the substandard category for $402,000 became real estate owned and were subsequently sold; and one single-family loan in the substandard category for $264,000 was upgraded to pass.


Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold (in thousands):
	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Loans originated for sale:
Retail originations	$ 80,350	$ 87,382	$ 159,433	$ 220,484
Wholesale originations.	232,040	215,018	472,498	471,173
Total loans originated for sale (1)	312,390	302,400	631,931	691,657

Loans sold:
Servicing released	(311,223)	(304,895)	(625,871)	(697,755)
Servicing retained	(776)	(7,857)	(2,183)	(14,494)
Total loans sold (2)	(311,999)	(312,752)	(628,054)	(712,249)

Loans originated for investment:
Mortgage loans:
Single-family (3)	79,798	101,546	128,227	204,569
Multi-family	8,471	10,268	16,263	17,019
Commercial real estate	25,361	6,431	33,965	18,469
Construction	2,657	24,923	9,827	64,602
Commercial business loans	691	157	2,183	1,022
Other loans	594	1,414	1,713	2,032
Total loans originated for investment	117,572	144,739	192,178	307,713

Loans purchased for investment:
Mortgage loans:
Multi-family	52,710	-	88,224	-
Construction	-	5,663	-	5,663
Commercial business loans	-	-	-	900
Other loans	-	-	-	2,250
Total loans purchased for investment	52,710	5,663	88,224	8,813

Mortgage loan principal payments	(100,105)	(124,395)	(178,551)	(268,204)
Real estate acquired in settlement of loans	(811)	-	(1,225)	-
Increase in other items, net (4)	14,367	12,446	26,224	4,231
Net increase in loans held for investment
and loans held for sale	$ 84,124	$ 28,101	$ 130,727	$ 31,961

(1)

Primarily comprised of PBM loans originated for sale, totaling $309.8 million, $301.1 million, $621.1 million and $669.8 million for the quarters and six months ended December 31, 2006 and 2005, respectively.

(2)	Primarily comprised of PBM loans sold, totaling $310.2 million, $289.5 million, $619.5 million and $678.5 million for the quarters and six months ended December 31, 2006 and 2005, respectively.
(3)

Primarily comprised of PBM loans originated for investment, totaling $79.3 million, $99.3 million, $127.5 million and $202.3 million for the quarters and six months ended December 31, 2006 and 2005, respectively.

(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs and allowance for loan losses.


Liquidity and Capital Resources

The Corporation's primary sources of funding include deposits, proceeds from loan interest payments, scheduled principal payments, sales of loans, loan prepayments, interest income on investment securities, the maturity or principal payments on investment securities, and FHLB - San Francisco advances. While maturities and the scheduled payments of loans and investment securities are predictable sources of funds, deposit flows, loan sales, and mortgage prepayments are greatly influenced by interest rates, economic conditions, and competition.

The Bank has a standard credit facility available from the FHLB - San Francisco. In September 2006, the FHLB - San Francisco approved the Bank's request to increase its credit facility from 40 percent to 50 percent of its total assets. As of December 31, 2006, the Bank's remaining available credit facility from the FHLB - San Francisco was $149.8 million. In addition to the FHLB - San Francisco credit facility, the Bank has an unsecured line of credit in the amount of $60.0 million with its correspondent bank.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth, to cover deposit withdrawals, to satisfy financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash to meet short-term liquidity needs. At December 31, 2006, cash and cash equivalents totaled $22.0 million, or one percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may rely on FHLB - San Francisco advances or unsecured lines of credit for its liquidity needs.

The OTS has no statutory liquidity requirement for savings institutions, but requires that liquidity be maintained at a level consistent with the safe and sound operation of the Bank. The Bank's average liquidity ratio for the quarter ended December 31, 2006 decreased to 4.1 percent from 8.2 percent during the same period in fiscal 2006. This decrease was primarily the result of the redeployment of available cash flows into loans held for investment and the pledging of investment securities as collateral for certain interest-bearing liabilities.

The Bank continues to experience a large volume of loan prepayments and it is challenging to reinvest these cash flows in assets that carry similar or better interest rate risk and credit risk characteristics. The Bank has mitigated the impact of this in several ways. The Bank has generated more loans for investment from its mortgage banking, business banking and commercial real estate divisions and purchased multi-family, commercial real estate and construction loans from other financial institutions. This has been accomplished with prudent interest-rate-risk and credit risk management practices.

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


The Bank's actual and required capital amounts and ratios as of December 31, 2006 are as follows (dollars in thousands):
	Amount	Percent

Tangible capital	$ 126,514	7.14%
Requirement	35,420	2.00

Excess over requirement	$ 91,094	5.14%

Tier 1 (core) capital	$ 126,514	7.14%
Requirement to be "Well Capitalized"	88,549	5.00

Excess over requirement	$ 37,965	2.14%

Total risk-based capital	$ 135,525	11.73%
Requirement to be "Well Capitalized"	115,572	10.00

Excess over requirement	$ 19,953	1.73%

Tier 1 risk-based capital.	$ 123,573	10.69%
Requirement to be "Well Capitalized"	69,343	6.00

Excess over requirement	$ 54,230	4.69%

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

Stockholders' Equity

The ability of the Corporation to pay dividends depends  primarily on the ability of the Bank to pay dividends to the Corporation. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the amount required for the liquidation account established by the Bank in connection with its Conversion or the regulatory capital requirements imposed by federal and state regulation. The Corporation paid $2.3 million of cash dividends to its shareholders in the first six months of fiscal 2007.

The Corporation repurchased 301,523 shares under the existing stock repurchase program during the first six months of fiscal 2007 at an average price of $30.19 per share. As of December 31, 2006, 92 percent of the authorized shares of the May 2006 stock repurchase plan were purchased, leaving approximately 29,706 shares available for future repurchase. During the first six months of fiscal 2007, the Corporation also repurchased 1,696 shares of restricted stock from employees at an average price of $29.88 per share.


Incentive Plans

As of December 31, 2006, the Corporation had four share-based compensation plans, which are described below. These plans include the 2006 Equity Incentive Plan, 2003 Stock Option Plan, 1996 Stock Option Plan and 1997 Management Recognition Plan. The compensation cost (recovery) that has been charged against income for these plans was $27,000 and ($26,000) for the quarters ended December 31, 2006 and 2005, respectively. The income tax benefit recognized in the consolidated statements of operations for share-based compensation plans was $9,000 and $369,000 for the quarters ended December 31, 2006 and 2005, respectively. For the six months ended December 31, 2006 and 2005, the compensation cost for these plans was $55,000 and $78,000, respectively, and the tax benefit from these plans was $32,000 and $398,000, respectively.

Equity Incentive Plan. The Corporation established and the shareholders approved the 2006 Equity Incentive Plan ("2006 Plan") for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary. The 2006 Plan authorizes 365,000 stock options and 185,000 shares of restricted stock. The 2006 Plan also provides that no person may be granted more than 73,000 shares of stock options or 27,750 shares of restricted stock in any one year. As of December 31, 2006, no stock options were granted and no restricted stock was awarded from the 2006 Plan.

Stock Option Plans. The Corporation established the 1996 Stock Option Plan and the 2003 Stock Option Plan (collectively, the "Stock Option Plans") for key employees and eligible directors under which options to acquire up to 1.15 million shares and 352,500 shares of common stock, respectively, may be granted. Under the Stock Option Plans, options may not be granted at a price less than the fair market value at the date of the grant. Options vest over a five-year period on a pro-rata basis as long as the employee or director remains an employee or director of the Corporation. The options are exercisable after vesting for up to the remaining term of the original grant. The maximum term of the options granted is 10 years.

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

As a result of accelerating the vesting of these options, the Corporation recorded a $320,000 charge to compensation expense during the quarter ended June 30, 2005. This charge represents a new measurement of compensation cost for these options as of the modification date. The modification introduced the potential for an effective renewal of the awards as some of these options may have been forfeited by the holders. This charge will require quarterly adjustment in future periods for actual forfeiture experience. For the quarter and six months ended December 31, 2006, a recovery of $93,000 and a recovery of $116,000, respectively, was realized; and since inception, a $278,000 recovery has been realized. The Corporation estimates that the compensation expense related to these options that would have been recognized over their remaining vesting period pursuant to the transition provisions of SFAS No. 123R is $1.7 million. Because these options are now fully vested, they are not subject to the provisions of SFAS No. 123R.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the assumptions noted in the following table. The expected volatility is based on implied volatility from historical common stock closing prices for the last 30 months. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis. The expected term is based on the historical experience of all fully vested stock option grants and is reviewed annually. The risk-free interest rate is based on the U.S. Treasury note rate with a term similar to the underlying stock option on the particular grant date.

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Expected volatility	-	-	23%	20%
Weighted-average volatility	-	-	23%	20%
Expected dividend yield	-	-	2.0%	1.9%
Expected term (in years)	-	-	7.4	7.8
Risk-free interest rate	-	-	4.5% - 5.0%	4.1%

A total of 1,900 options were exercised in the second quarter of fiscal 2007 and a total of 61,773 options were exercised in the second quarter of fiscal 2006. There was no other activity. For the first six months of fiscal 2007, a total of 64,000 options were granted and 8,400 options were exercised. For the first six months of fiscal 2006, a total of 9,000 options were granted, 65,432 options were exercised and 2,000 options were forfeited. As of December 31, 2006 and 2005, the number of options available for future grants under the Stock Option Plans were 43,200 and 82,200 shares, respectively.

The following is a summary of the activity in the Stock Option Plans for the quarter and six months ended December 31, 2006:
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2006	610,493	$ 20.80
Granted	-	-
Exercised	(1,900)	24.80
Forfeited	-	-
Outstanding at December 31, 2006	608,593	$ 20.79	6.75	$5,861
Exercisable at December 31, 2006	351,893	$ 16.73	5.82	$4,817

No options were granted during the quarters ended December 31, 2006 and 2005. The total intrinsic value of options exercised during the quarters ended December 31, 2006 and 2005 was $10,000 and $1.1 million, respectively.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	552,993	$ 19.77
Granted	64,000	30.02
Exercised	(8,400)	23.88
Forfeited	-	-
Outstanding at December 31, 2006	608,593	$ 20.79	6.75	$5,861
Exercisable at December 31, 2006	351,893	$ 16.73	5.82	$4,817

The weighted-average grant-date fair value of options granted during the six months ended December 31, 2006 and 2005 was $8.43 and $7.44 per share, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2006 and 2005 was $53,000 and $1.2 million, respectively.

As of December 31, 2006, there was $1.6 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Stock Option Plans. This expense is expected to be recognized over a weighted-average period of 3.2 years. The forfeiture rate during the first


six months of fiscal 2007 was 20% and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Management Recognition Plan ("MRP"). The Corporation established the 1997 MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock. The Corporation acquired 461,250 shares of its common stock in the open market to fund the 1997 MRP. All of the 1997 MRP shares have been awarded. Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at the award date.

The MRP compensation expense was $14,000 and $23,000 for the quarters ended December 31, 2006 and 2005, respectively. For the six months ended December 31, 2006 and 2005, the MRP compensation expense was $32,000 and $57,000, respectively. At December 31, 2006 and 2005, the value of the unearned MRP was $30,000 and $98,000, respectively, and reported as a reduction to stockholders' equity (included in the Consolidated Statements of Financial Condition under additional paid-in capital, as per SFAS No. 123R). There were 3,768 MRP shares remaining to be distributed at December 31, 2006, all of which have been awarded.

A summary of the status of the Corporation's unvested MRP shares as of December 31, 2006 and changes during the quarter and six months ended December 31, 2006 is presented below:

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at October 1, 2006	5,820	$ 12.26
Granted	-	-
Vested	(2,052)	$ 9.67
Forfeited	-	-
Unvested at December 31, 2006	3,768	$13.67

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2006	9,588	$ 12.81
Granted	-	-
Vested	(5,820)	$ 12.26
Forfeited	-	-
Unvested at December 31, 2006	3,768	$ 13.67

As of December 31, 2006, the unvested share-based compensation awarded under the MRP is expected to be recognized over a weighted-average period of 0.6 years. No forfeiture rate is used for the MRP because the Corporation determined that it is very likely that the participants will remain employed by the Corporation through the vesting period. The fair value of shares vested during the quarters ended December 31, 2006 and 2005 was $61,000 and $53,000, respectively. For the six months ended December 31, 2006 and 2005, the fair value of shares vested was $174,000 and $169,000, respectively.


Supplemental Information

	At	At	At
	December 31,	June 30,	December 31,
	2006	2006	2005

Loans serviced for others (in thousands)	$ 221,269	$ 239,650	$ 256,602

Book value per share	$ 19.99	$ 19.48	$ 19.12

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

The following table is derived from the OTS interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2006 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 145,555	$ (37,491)	$ 1,743,153	8.35%	-171 bp
+200 bp	166,219	(16,827)	1,775,848	9.36%	-70 bp
+100 bp	178,724	(4,322)	1,801,225	9.92%	-14 bp
0 bp	183,046	-	1,819,539	10.06%
-100 bp	172,745	(10,301)	1,824,121	9.47%	-59 bp
-200 bp	166,919	(16,127)	1,833,845	9.10%	-96 bp

(1)	Represents the decrease of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2006 ("base case").
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).


The following table is derived from the OTS interest rate risk model and represents the change in the NPV at a -200 basis point rate shock at December 31, 2006 and a +200 basis point rate shock at June 30, 2006.
	At December 31, 2006		At June 30, 2006
	(-200 bp rate shock)		(+200 bp rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	10.06%		11.13%
Post-shock NPV ratio: NPV as a % of PV Assets	9.10%		10.32%
Sensitivity measure: Change in NPV Ratio	96	bp	81	bp
TB 13a Level of Risk	Minimal		Minimal

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank's current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 100, plus 200, minus 100 and minus 200 basis points. The following table describes the results of the analysis at December 31, 2006 and June 30, 2006.
At December 31, 2006		At June 30, 2006
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	+12.57%	+200 bp	+1.68%
+100 bp	+13.12%	+100 bp	+3.88%
-100 bp	+11.00%	-100 bp	+5.02%
-200 bp	+6.29%	-200 bp	-0.31%

In both periods, the Bank was asset sensitive in all rate scenarios suggesting net interest income would increase in the subsequent 12-month period, except in the minus 200 basis point scenario at June 30, 2006 where the Bank was liability sensitive. It should be noted, however, that the asset sensitivity described is largely the result of projected balance sheet growth.

Management believes that the assumptions used to complete the analysis described in the table above are reasonable. However, past experience has shown that immediate, permanent and parallel movements in interest rates will not necessarily occur. Additionally, while the analysis provides a tool to evaluate the projected net interest income to changes in interest rates, actual results may be substantially different if actual experience differs from the assumptions used to complete the analysis, particularly with respect to the 12-month business plan when asset growth is forecast. Therefore, the model results that we disclose should be thought of as a risk management tool to compare the trends of our current disclosure to previous disclosures, over time, within the context of the actual performance of the treasury yield curve.

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

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the six months ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation's financial position or results of operations.

Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in the Corporation's Form 10-K ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the issuer purchases of equity securities for the second quarter of fiscal 2007.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 - 31, 2006	42,484	$ 29.79	41,600	178,444
November 1 - 30, 2006	148,738	$ 30.18	148,738	29,706
December 1 - 31, 2006	-	-	-	29,706
Total	191,222	$ 30.09	190,338	29,706

Item 3. Defaults Upon Senior Securities.
Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders.

The Corporation's 2006 Annual Meeting of Shareholders was held on November 21, 2006 at the Riverside Art Museum, 3425 Mission Inn Avenue, Riverside, California. The results of the three items presented at the meeting were as follows:

  Election of Directors:

  Shareholders elected the following nominees to the Board of Directors for a three-year term ending 2009 by the following vote:

	FOR		AGAINST
	Number of Votes	Percentage	Number of Votes	Percentage
Robert G. Schrader	5,832,559	89.1%	715,764	10.9%
William E. Thomas	5,813,930	88.8%	734,393	11.2%

  The following directors, who were not up for re-election at the Annual Meeting of Shareholders, will continue to serve as directors: Joseph P. Barr, Bruce W. Bennett, Craig G. Blunden, Debbi H. Guthrie and Roy H. Taylor.

  Ratification of Appointment of Independent Auditor:

  Shareholders ratified the appointment of Deloitte & Touche LLP as the Corporation's independent auditor for the fiscal year ending June 30, 2007 by the following vote:

	Number of Votes	Percentage
FOR	6,510,813	99.4%
AGAINST	31,723	0.5%
ABSTAIN	5,787	0.1%
BROKER NON-VOTES	-	N/A

  Approval of 2006 Equity Incentive Plan:

  Shareholders approved the 2006 Equity Incentive Plan, which consists of 365,000 stock options and 185,000 shares of restricted stock, by the following vote:

	Number of Votes	Percentage
FOR	3,529,657	68.9%
AGAINST	1,562,306	30.5%
ABSTAIN	29,937	0.6%
BROKER NON-VOTES	1,426,423	N/A

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibits:

3.1	Certificate of Incorporation of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

3.2	Bylaws of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))


10.1	Employment Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.2 to the Corporation's Form 8-K dated December 19, 2005)

10.3	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated December 12, 1996)

10.4	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation's proxy statement dated December 12, 1996)

10.5	Severance Agreement with Lilian Brunner-Salter, Thomas "Lee" Fenn, Richard L. Gale, Donavon P. Ternes and Kathryn R. Gonzales (incorporated by reference to Exhibit 10.1 in the Corporation's Form 8-K dated July 3, 2006)

10.6	2003 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated October 21, 2003)

10.7	Form of Incentive Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Corporation's Annual Report on Form 10-K for the year ended June 30, 2005)

10.8	Form of Non-Qualified Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Corporation's Annual Report on Form 10-K for the year ended June 30, 2005)

10.9	2006 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated October 12, 2006)

10.10	Form of Incentive Stock Option Agreement for options granted under the 2006 Equity Incentive Plan

10.11	Form of Non-Qualified Stock Option Agreement for options granted under the 2006 Equity Incentive Plan

10.12	Form of Restricted Stock Agreement for restricted shares awarded under the 2006 Equity Incentive Plan

14	Code of Ethics for the Corporation's directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2004)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

February 8, 2007	/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

February 8, 2007	/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Financial Officer
(Principal Financial and Accounting Officer)


Exhibit Index

10.10	Form of Incentive Option Agreement for options granted under the 2006 Equity Incentive Plan

10.11	Form of Non-Qualified Stock Option Agreement for options granted under the 2006 Equity Incentive Plan

10.12	Form of Restricted Stock Agreement for restricted shares awarded under the 2006 Equity Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Exhibit 10.10

Form of Incentive Stock Option Agreement for Options Granted under the 2006 Equity Incentive Plan


PROVIDENT FINANCIAL HOLDINGS, INC.

2006 EQUITY INCENTIVE PLAN

INCENTIVE STOCK OPTION AGREEMENT

ISO No. _____

        This Option is granted on___________, (the "Grant Date"), by Provident Financial Holdings, Inc. (the "Company"), to _______________ (the "Optionee"), in accordance with the following terms and conditions:

        1. Option Grant and Exercise Period. The Company hereby grants to the Optionee an Incentive Stock Option ("Option") to purchase, pursuant to the Provident Financial Holdings, Inc. 2006 Equity Incentive Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions therein and hereinafter set forth, an aggregate of ___ shares (the "Option Shares") of the common stock of the Company ("Common Stock") at the price of $______ per share (the "Exercise Price"). A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached to this Award Agreement.

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

        2. Method of Exercise of This Option. This Option may be exercised during the Exercise Period, with respect to not more than the cumulative number of Option Shares set forth below on or after the dates indicated, by giving written notice to the Company as hereinafter provided specifying the number of Option Shares to be purchased. The number of Option Shares that are exercisable on a particular date pursuant to this Section 2 shall not be accelerated by the Committee (as defined in the Plan) except in connection with a change in control as set forth in Section 9 of this Award Agreement, or in the event of the death or disability of the Optionee.

Cumulative Number of Option	Date
Shares Exercisable

The notice of exercise of this Option shall be in the form prescribed by the Committee referred to in Article IV of the Plan and directed to the address set forth in Section 12 below. The date of exercise is the date on which such notice is received by the Company. Such notice shall be accompanied by payment in full of the Exercise Price for the Option Shares to be purchased upon such exercise. Payment shall be made (i) in cash, which may be in the form of a check, money order, cashier's check or certified check, payable to the Company, or (ii) by delivering shares of Common Stock already owned by the Optionee having a Market Value equal to the Exercise Price, or (iii) a combination of cash and such shares. Promptly after such payment, subject to Section 3 below, the Company shall issue and deliver to the Optionee or other person exercising this Option a certificate or certificates representing the shares of Common Stock so purchased, registered in the name of the Optionee (or such other person), or, upon request, in the name of the Optionee (or such other person) and in the name of another in such form of joint ownership as requested by the Optionee (or such other person) pursuant to applicable state law.

ISO-1


        3. Delivery and Registration of Shares of Common Stock. The Company's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Optionee's compliance with the terms and provisions of Article V of the Plan.

        4. Nontransferability of This Option. This Option may not be assigned, encumbered, transferred, pledged or hypothecated except, in the event of the death of the Optionee, by will or the applicable laws of descent and distribution to the extent provided in Section 5 below. This Option is exercisable during the Optionee's lifetime only by the Optionee or a person acting with the legal authority of the Optionee. The provisions of this Option shall be binding upon, inure to the benefit of and be enforceable by the parties hereto, the successors and assigns of the Company and any person acting with the legal authority of the Optionee or to whom this Option is transferred by will or by the laws of descent and distribution.

        5. Termination of Service or Death of the Optionee. Except as provided in this Section 5 and Section 9 below, and notwithstanding any other provision of this Option to the contrary, this Option shall be exercisable only if the Optionee has not incurred a Termination of Service at the time of such exercise.

        If the Optionee incurs a Termination of Service for any reason excluding death and Termination of Service for Cause, the Optionee may, but only within the period of three months (or one year in the case of disability, as defined in Section 22(e)(3) of the Code) immediately succeeding such Termination of Service and in no event after the Expiration Date, exercise this Option to the extent the Optionee was entitled to exercise this Option on the date of Termination of Service. If the Optionee incurs a Termination of Service for Cause, all rights under this Option shall expire immediately upon the giving to the Optionee of notice of his termination, except as provided in Section 9 below.

        In the event of the death of the Optionee prior to the Optionee's Termination of Service or during the three-month period referred to in the immediately preceding paragraph, the person or persons to whom the Option has been transferred by will or by the laws of descent and distribution may, but only to the extent the Optionee was entitled to exercise this Option on the date of the Optionee's death, exercise this Option at any time within one year following the death of the Optionee, but in no event after the Expiration Date. Following the death of the Optionee, the Committee may, in its sole discretion, as an alternative means of settlement of this Option, elect to pay to the person to whom this Option is transferred by will or by the laws of descent and distribution, the amount by which the Market Value per share of Common Stock on the date of exercise of this Option shall exceed the Exercise Price per Option Share, multiplied by the number of Option Shares with respect to which this Option is properly exercised. Any such settlement of this Option shall be considered an exercise of this Option for all purposes of this Option and of the Plan.

        6. Notice of Sale. The Optionee or any person to whom the Option Shares shall have been transferred shall promptly give notice to the Company in the event of the sale or other disposition of Option Shares within the later of (i) two years from the Grant Date or (ii) one year from the date of exercise of this Option. Such notice shall specify the number of Option Shares sold or otherwise disposed of and be directed to the address set forth in Section 12 below.

        7. Adjustments for Changes in Capitalization of the Company. In the event of any change in the outstanding shares of Common Stock by reason of any recapitalization, stock split, reverse stock split, stock dividend, reorganization, consolidation, combination or exchange of shares, merger, or any other change in the corporate structure of the Company or in the shares of Common Stock, the number and class of shares covered by this Option and the Exercise Price shall be appropriately adjusted by the Committee, whose determination shall be conclusive.

        8. Effect of Merger or Other Reorganization. In the event of any merger, consolidation or combination of the Company with or into another corporation (other than a merger, consolidation or combination in which the Company is the continuing corporation and which does not result in the outstanding shares of Common Stock being converted into or exchanged for different securities, cash or other property, or any combination thereof), the Optionee shall have the right (subject to the provisions of the Plan and the limitations contained herein), thereafter and during the Exercise Period, to receive upon exercise of this Option an amount equal to the excess of the Market Value on the date of such exercise of the securities, cash or other property, or combination thereof, receivable upon such merger, consolidation

ISO-2


or combination in respect of a share of Common Stock over the Exercise Price, multiplied by the number of Option Shares with respect to which this Option shall have been exercised. Such amount may be payable fully in cash, fully in one or more of the kind or kinds of property payable in such merger, consolidation or combination, or partly in cash and partly in one or more of such kind or kinds of property, all in the discretion of the Committee.

        9. Effect of Change in Control. If a tender offer or exchange offer for shares of the Company (other than such an offer by the Company) is commenced, or if a Change in Control shall occur, and the Optionee thereafter incurs a Termination of Service for any reason whatsoever, this Option shall (to the extent it is not then exercisable) become exercisable in full upon the happening of such events; provided, however, that this Option shall not become exercisable to the extent that it has previously been exercised or otherwise terminated.

        10. Stockholder Rights Not Granted by This Option. The Optionee is not entitled by virtue hereof to any rights of a stockholder of the Company or to notice of meetings of stockholders or to notice of any other proceedings of the Company.

        11. Withholding Tax. Where the Optionee or another person is entitled to receive Option Shares pursuant to the exercise of this Option, the Company shall have the right to require the Optionee or such other person to pay to the Company the amount of any taxes which the Company or any of its Affiliates is required to withhold with respect to such Option Shares, or, in lieu thereof, to retain, or sell without notice, a sufficient number of such shares to cover the amount required to be withheld, or in lieu of any of the foregoing, to withhold a sufficient sum from the Optionee's compensation payable by the Company to satisfy the Company's tax withholding requirements.

        12. Notices. All notices to the Company shall be delivered or mailed to it addressed to the Secretary of Provident Financial Holdings, Inc., 3756 Central Avenue, Riverside, California 92506. Any notices hereunder to the Optionee shall be delivered personally or mailed to the Optionee's address noted below. Such addresses for the service of notices may be changed at any time provided written notice of the change is furnished in advance to the Company or to the Optionee, as the case may be.

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

        14. Optionee Service. Nothing in this Option shall limit the right of the Company or any of its Affiliates to terminate the Optionee's service as a director, advisory director, or employee, or otherwise impose upon the Company or any of its Affiliates any obligation to employ or accept the services of the Optionee.

        15. Amendment. The Committee may waive any conditions of or rights of the Company or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Optionee without the Optionee's (or his legal representative's) written consent.

        16. Optionee Acceptance. The Optionee shall signify his acceptance of the terms and conditions of this Option by signing in the space provided below and returning a signed copy hereof to the Company at the address set forth in Section 12 above.

ISO-3


            IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

PROVIDENT FINANCIAL HOLDINGS, INC.

By: ______________________________________
Its: ______________________________________

ACCEPTED:

_________________________________________
(Signature)

_________________________________________
(Street Address)

_________________________________________
(City, State and Zip Code)

ISO-4


Exhibit 10.11

Form of Non-Qualified Stock Option Agreement for Options Granted under the 2006 Equity Incentive Plan


PROVIDENT FINANCIAL HOLDINGS, INC.

2006 EQUITY INCENTIVE PLAN

NON-QUALIFIED STOCK OPTION AGREEMENT

NQSO No. ____

        This Option is granted on __________, ____ (the "Grant Date"), by Provident Financial Holdings, Inc. (the "Company"), to ____________ (the "Optionee"), in accordance with the following terms and conditions:

        1. Option Grant and Exercise Period. The Company hereby grants to the Optionee a Non-Qualified Stock Option ("Option") to purchase, pursuant to the Provident Financial Holdings, Inc. 2006 Equity Incentive Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions therein and hereinafter set forth, an aggregate of ________ shares (the "Option Shares") of the common stock of the Company ("Common Stock") at the price of $_____ per share (the "Exercise Price"). A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached to this Award Agreement.

        This Option shall be exercisable only during the period (the "Exercise Period") commencing on the dates set forth in Section 2 below, and ending at 5:00 p.m., Riverside, California time, on the date ____ years after the Grant Date, such later time and date being hereinafter referred to as the "Expiration Date," subject to earlier expiration in accordance with Section 5 in the event of a Termination of Service.

        2. Method of Exercise of This Option. This Option may be exercised during the Exercise Period, with respect to not more than the cumulative number of Option Shares set forth below on or after the dates indicated, by giving written notice to the Company as hereinafter provided specifying the number of Option Shares to be purchased. The number of Option Shares that are exercisable on a particular date pursuant to this Section 2 shall not be accelerated by the Committee (as defined in the Plan) except, to the extent provided in this Award Agreement, in the event of the death or disability of the Optionee, in connection with a change in control.

Cumulative Number of
Option Shares Exercisable	Date

The notice of exercise of this Option shall be in the form prescribed by the Committee referred to in Article IV of the Plan and directed to the address set forth in Section 11 below. The date of exercise is the date on which such notice is received by the Company. Such notice shall be accompanied by payment in full of the Exercise Price for the Option Shares to be purchased upon such exercise. Payment shall be made (i) in cash, which may be in the form of a check, money order, cashier's check or certified check, payable to the Company, or (ii) by delivering shares of Common Stock already owned by the Optionee having a Market Value equal to the Exercise Price, or (iii) a combination of cash and such shares. Promptly after such payment, subject to Section 3 below, the Company shall issue and deliver to the Optionee or other person exercising this Option a certificate or certificates representing the shares of Common Stock so purchased, registered in the name of the Optionee (or such other person), or, upon request, in the name of the Optionee (or such other person) and in the name of another in such form of joint ownership as requested by the Optionee (or such other person) pursuant to applicable state law.

        3. Delivery and Registration of Shares of Common Stock. The Company's obligation to deliver shares of Common Stock hereunder shall, if the Committee so requests, be conditioned upon the Optionee's compliance with the terms and provisions of Section V of the Plan.

        4. Nontransferability of This Option. This Option may not be assigned, encumbered, transferred, pledged or hypothecated except, (i) in the event of the death of the Optionee, by will or the applicable laws of descent and

NQSO-1


distribution, or (ii) pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) of the Code, or (iii) in a gift to any member of the Participant's immediate family or to a trust for the benefit of one or more of such immediate family members. During the lifetime of the Optionee, this Option shall be exercisable only by the Optionee or a person acting with the legal authority of the Optionee unless it has been transferred as permitted hereby, in which case it shall be exercisable only by such transferee. For the purpose of this Section 4, a Participant's "immediate family" shall mean the Participant's spouse, children and grandchildren. The provisions of this Option shall be binding upon, inure to the benefit of and be enforceable by the parties hereto, the successors and assigns of the Company and any person acting with the legal authority of the Optionee or to whom this Option is transferred in accordance with this Section 4.

        5. Termination of Service or Death of the Optionee. Except as provided in this Section 5 and Section 8 below, and notwithstanding any other provision of this Option to the contrary, this Option shall be exercisable only if the Optionee has not incurred a Termination of Service at the time of such exercise.

        If the Optionee incurs a Termination of Service for any reason excluding death and Termination of Service for Cause, the Optionee may, but only within the period of one year immediately succeeding such Termination of Service and in no event after the Expiration Date, exercise this Option to the extent the Optionee was entitled to exercise this Option on the date of Termination of Service. If the Optionee incurs a Termination of Service for Cause, all rights under this Option shall expire immediately upon the giving to the Optionee of notice of his termination, except as provided in Section 8 below.

        In the event of the death of the Optionee prior to the Optionee's Termination of Service or during the one year period referred to in the immediately preceding paragraph, the person or persons to whom the Option has been transferred pursuant to Section 4 may, but only to the extent the Optionee was entitled to exercise this Option on the date of the Optionee's death, exercise this Option at any time within one year following the death of the Optionee, but in no event after the Expiration Date. Following the death of the Optionee, the Committee may, in its sole discretion, as an alternative means of settlement of this Option, elect to pay to the person to whom this Option is transferred pursuant to Section 4 the amount by which the Market Value per share of Common Stock on the date of exercise of this Option shall exceed the Exercise Price per Option Share, multiplied by the number of Option Shares with respect to which this Option is properly exercised. Any such settlement of this Option shall be considered an exercise of this Option for all purposes of this Option and of the Plan.

        6. Adjustments for Changes in Capitalization of the Company. In the event of any change in the outstanding shares of Common Stock by reason of any recapitalization, stock split, reverse stock split, stock dividend, reorganization, consolidation, combination or exchange of shares, merger, or any other change in the corporate structure of the Company or in the shares of Common Stock, the number and class of shares covered by this Option and the Exercise Price shall be appropriately adjusted by the Committee, whose determination shall be conclusive.

        7. Effect of Merger or Other Reorganization. In the event of any merger, consolidation or combination of the Company with or into another corporation (other than a merger, consolidation or combination in which the Company is the continuing corporation and which does not result in the outstanding shares of Common Stock being converted into or exchanged for different securities, cash or other property, or any combination thereof), the Optionee shall have the right (subject to the provisions of the Plan and the limitations contained herein), thereafter and during the Exercise Period, to receive upon exercise of this Option an amount equal to the excess of the Market Value on the date of such exercise of the securities, cash or other property, or combination thereof, receivable upon such merger, consolidation or combination in respect of a share of Common Stock over the Exercise Price, multiplied by the number of Option Shares with respect to which this Option shall have been exercised. Such amount may be payable fully in cash, fully in one or more of the kind or kinds of property payable in such merger, consolidation or combination, or partly in cash and partly in one or more of such kind or kinds of property, all in the discretion of the Committee.

        8. Effect of Change in Control. If a tender offer or exchange offer for shares of the Company (other than such an offer by the Company) is commenced, or if a Change in Control shall occur, and the Optionee thereafter

NQSO--2


incurs a Termination of Service for any reason whatsoever, this Option shall (to the extent it is not then exercisable) become exercisable in full upon the happening of such events; provided, however, that this Option shall not become exercisable to the extent that it has previously been exercised or otherwise terminated.

        9. Stockholder Rights Not Granted by This Option. The Optionee is not entitled by virtue hereof to any rights of a stockholder of the Company or to notice of meetings of stockholders or to notice of any other proceedings of the Company.

        10. Withholding, Tax. Where the Optionee or another person is entitled to receive Option Shares pursuant to the exercise of this Option, the Company shall have the right to require the Optionee or such other person to pay to the Company the amount of any taxes which the Company or any of its Affiliates is required to withhold with respect to such Option Shares, or in lieu thereof, to retain, or sell without notice, a sufficient number of such shares to cover the amount required to be withheld, or, in lieu of any of the foregoing, to withhold a sufficient sum from the Optionee's compensation payable by the Company to satisfy the Company's tax withholding requirements.

        11. Notices. All notices hereunder to the Company shall be delivered or mailed to it addressed to the Secretary of Provident Financial Holdings, Inc., 3756 Central Avenue, Riverside, California 92506. Any notices hereunder to the Optionee shall be delivered personally or mailed to the Optionee's address noted below. Such addresses for the service of notices may be changed at any time provided written notice of the change is furnished in advance to the Company or to the Optionee, as the case may be.

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

        13. Optionee Service. Nothing in this Option shall limit the right of the Company or any of its Affiliates to terminate the Optionee's service as a director, advisory director, director emeritus, or employee, or otherwise impose upon the Company or any of its Affiliates any obligation to employ or accept the services of the Optionee.

        14. Amendment. The Committee may waive any conditions of or rights of the Company or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Optionee without the Optionee's (or his legal representative's) written consent.

        15. Optionee Acceptance. The Optionee shall signify his acceptance of the terms and conditions of this Option by signing in the space provided below and returning a signed copy hereof to the Company at the address set forth in Section 11 above.

NQSO-3


IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

PROVIDENT FINANCIAL HOLDINGS, INC.

By: ______________________________________
Its: ______________________________________

ACCEPTED:

_________________________________________
(Signature)

_________________________________________
(Street Address)

_________________________________________
(City, State and Zip Code)

NQSO-4


Exhibit 10.12

Form of Restricted Stock Agreement for Restricted Shares Awarded Under the 2006 Equity Incentive Plan


PROVIDENT FINANCIAL HOLDINGS, INC.

2006 EQUITY INCENTIVE PLAN

RESTRICTED STOCK AGREEMENT

RS No. __

        Shares of Restricted Stock are hereby awarded on ___________, ____, by Provident Financial Holdings, Inc. (the "Company"), to ______________ (the "Grantee"), in accordance with the following terms and conditions:

        1.    Share Award. The Company hereby awards to the Grantee _________ shares ("Shares") of common stock of the Company ("Common Stock") pursuant to the Provident Financial Holdings, Inc. 2006 Equity Incentive Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions in the Plan and as hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

        2.    Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on ___________, ____, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Grantee except, in the event of the death of the Grantee, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

        Provided that the Grantee does not incur a Termination of Service, Shares shall become Vested in accordance with the following schedule:

Date of Vesting	Number of Shares Vested

The Committee referred to in Article IV of the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

        3.    Termination of Service. Except as provided in Section 8 below, if the Grantee incurs a Termination of Service for any reason (other than death or disability), all Shares which are not Vested at the time of such Termination of Service shall upon such Termination of Service be forfeited to the Company. If the Grantee incurs a Termination of Service by reason of death or disability, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

        4.    Certificates for the Shares. The Company shall issue ____________ [same as number of vesting periods] certificates in respect of the Shares in the name of the Grantee as the Shares represented thereby become Vested.

        5.    Grantee's Rights. Subject to all limitations provided in this Award Agreement, the Grantee, as owner of the Shares during the Restricted Period, shall have all the rights of a stockholder, except the right to receive dividends paid on the Shares and the right to vote such Shares.

        6.    Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Company shall deliver to the Grantee (or in the case of a deceased

RS-1


Grantee, to his legal representative) the certificate in respect of such Shares. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above.

        7.    Adjustments for Changes in Capitalization of the Company. In the event of any change in the outstanding shares of Common Stock by reason of any reorganization, recapitalization, stock split, stock dividend, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Company or in the shares of Common Stock, the number and class of Shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Common Stock or other securities received, as a result of the foregoing, by the Grantee with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions.

        8.    Effect of Change in Control. If a tender offer or exchange offer for shares of the Company (other than such an offer by the Company) is commenced, or if a Change in Control shall occur, and the Grantee thereafter incurs a Termination of Service for any reason whatsoever, all previously unvested Shares shall vest in full upon the happening of such events; provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

        9.  Delivery and Registration of Shares of Common Stock. The Company's obligation to deliver Shares hereunder shall, if the Committee so requests, be conditioned upon the Grantee's compliance with the terms and provisions of Article V of the Plan.

        10.    Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Grantee or his legal representatives with regard to any question arising hereunder or under the Plan.

        11.   Grantee Service. Nothing in this Award Agreement shall limit the right of the Company or any of its Affiliates to terminate the Grantee's service as a director, advisory director, director emeritus, or employee, or otherwise impose upon the Company or any of its Affiliates any obligation to employ or accept the services of the Grantee.

        12.   Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Grantee under Section 83(b) of the Code, or any successor thereto), the Company may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Company shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Company is required to withhold with respect to such dividend payments.

        13.  Amendment. The Committee may waive any conditions of or rights of the Company or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Grantee without the Grantee's (or his legal representative's) written consent.

        14.    Grantee Acceptance. The Grantee shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Company.

RS-2


        IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

PROVIDENT FINANCIAL HOLDINGS, INC.

By: ______________________________________
Its: ______________________________________

ACCEPTED:

_________________________________________
(Signature)

_________________________________________
(Street Address)

_________________________________________
(City, State and Zip Code)

RS-3

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 8, 2007	/s/ Craig G. Blunden
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 8, 2007	/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Financial Officer


Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended December 31, 2006 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: February 8, 2007	/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer


Exhibit 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended December 31, 2006 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: February 8, 2007	/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Financial Officer
