Form 10-Q
period 2007-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2007-05-09
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                For the quarterly period ended .................................................................. March 31, 2007

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

Title of class:                                                                                                                                             As of May 4, 2007

Common stock, $ 0.01 par value, per share                                                                                        6,500,593 shares*

* Includes 243,468 shares held by the Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts; and 3,768 shares held by the Management Recognition Plan that have been awarded but not yet released to the participants.


PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of March 31, 2007 and June 30, 2006	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Nine Months ended March 31, 2007 and 2006	2
	Condensed Consolidated Statements of Changes in Stockholders' Equity
	for the Quarters and Nine Months ended March 31, 2007 and 2006	3
	Condensed Consolidated Statement of Cash Flows
	for the Nine Months ended March 31, 2007 and 2006	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	11
	Safe Harbor Statement	12
	Critical Accounting Policies	13
	Executive Summary and Operating Strategy	13
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	15
	Comparison of Financial Condition at March 31, 2007 and June 30, 2006	15
	Comparison of Operating Results
	for the Quarters and Nine Months ended March 31, 2007 and 2006	16
	Asset Quality	26
	Loan Volume Activities	28
	Liquidity and Capital Resources	29
	Commitments and Derivative Financial Instruments	30
	Stockholders' Equity	30
	Incentive Plans	31
	Equity Incentive Plan
	Stock Option Plans
	Management Recognition Plan
	Supplemental Information	35

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	35

ITEM 4 -	Controls and Procedures	37

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	38
ITEM 1A	Risk Factors	38
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	38
ITEM 3 -	Defaults Upon Senior Securities	38
ITEM 4 -	Submission of Matters to a Vote of Security Holders	38
ITEM 5 -	Other Information	38
ITEM 6 -	Exhibits	38

SIGNATURES		40


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands
	March 31,	June 30,
	2007	2006
Assets
Cash and due from banks	$ 12,468	$ 13,558
Federal funds sold	3,800	2,800
Cash and cash equivalents	16,268	16,358

Investment securities - held to maturity
(fair value $27,741 and $49,914, respectively)	28,031	51,031
Investment securities - available for sale, at fair value	137,009	126,158
Loans held for investment, net of allowance for loan losses of
$15,737 and $10,307, respectively	1,390,457	1,262,997
Loans held for sale, at lower of cost or market	34,854	4,713
Receivable from sale of loans	94,500	99,930
Accrued interest receivable	7,785	6,774
Real estate held for investment, net	-	653
Real estate owned, net	932	-
Federal Home Loan Bank ("FHLB") - San Francisco stock	43,314	37,585
Premises and equipment, net	6,946	6,860
Prepaid expenses and other assets	9,938	9,411

Total assets	$ 1,770,034	$ 1,622,470

Liabilities and Stockholders' Equity
Liabilities:
Non interest-bearing deposits	$ 46,990	$ 48,776
Interest-bearing deposits	935,567	868,806
Total deposits	982,557	917,582

Borrowings	636,933	546,211
Accounts payable, accrued interest and other liabilities	18,956	22,467
Total liabilities	1,638,446	1,486,260

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (15,000,000 shares authorized; 12,426,922 and 12,376,972 shares issued, respectively; 6,543,993 and 6,991,842 shares outstanding, respectively)

	124	124
Additional paid-in capital	68,849	66,798
Retained earnings	148,688	142,867
Treasury stock at cost (5,882,929 and 5,385,130 shares, respectively)
	(86,507)	(72,524)
Unearned stock compensation	(289)	(644)
Accumulated other comprehensive income (loss), net of tax	723	(411)

Total stockholders' equity	131,588	136,210

Total liabilities and stockholders' equity	$ 1,770,034	$ 1,622,470

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information

	Quarter Ended March 31,		Nine Months Ended March 31,

	2007	2006	2007	2006
Interest income:
Loans receivable, net	$ 23,725	$ 19,214	$ 68,684	$ 57,250
Investment securities	1,828	1,676	5,381	5,214
FHLB - San Francisco stock	597	483	1,704	1,345
Interest-earning deposits	14	33	51	126
Total interest income	26,164	21,406	75,820	63,935

Interest expense:
Checking and money market deposits	369	310	1,066	908
Savings deposits	724	741	2,039	2,483
Time deposits	6,963	4,361	19,227	12,450
Borrowings	7,441	4,803	21,562	14,967
Total interest expense	15,497	10,215	43,894	30,808

Net interest income, before provision for loan losses	10,667	11,191	31,926	33,127
Provision for loan losses	1,185	1,301	5,568	1,339
Net interest income, after provision for loan losses	9,482	9,890	26,358	31,788

Non-interest income:
Loan servicing and other fees	462	503	1,426	1,937
Gain on sale of loans, net	2,306	2,655	8,717	10,404
Deposit account fees	525	542	1,557	1,586
Gain on sale of real estate, net	18	52	2,358	6,335
Other	368	466	1,289	1,322
Total non-interest income	3,679	4,218	15,347	21,584

Non-interest expense:
Salaries and employee benefits	5,641	5,105	16,416	15,286
Premises and occupancy	801	655	2,330	2,166
Equipment	444	439	1,221	1,244
Professional	305	354	847	991
Sales and marketing	247	242	724	716
Other	1,154	1,247	3,529	3,561
Total non-interest expense	8,592	8,042	25,067	23,964

Income before income taxes	4,569	6,066	16,638	29,408
Provision for income taxes	2,031	2,666	7,347	12,692
Net income	$ 2,538	$ 3,400	$ 9,291	$ 16,716

Basic earnings per share	$ 0.40	$ 0.51	$ 1.42	$ 2.54
Diluted earnings per share	$ 0.39	$ 0.49	$ 1.40	$ 2.43
Cash dividends per share	$ 0.18	$ 0.15	$ 0.51	$ 0.43

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Quarters Ended March 31, 2007 and 2006
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at January 1, 2007	6,697,023	$ 124	$ 67,988	$ 147,353	$ (81,677)	$ (403)	$ 473	$ 133,858

Comprehensive income:
Net income				2,538				2,538
Unrealized holding gain on securities available for sale,
net of tax expense of $181							250	250
Total comprehensive income								2,788

Purchase of treasury stock	(194,580)				(5,373)			(5,373)
Exercise of stock options	41,550	-	802					802
Amortization of restricted stock			56					56
Awards for restricted stock			(543)		543			-
Stock options expense			134					134
Tax benefit from non-qualified
equity compensation			49					49
Allocations of contribution to ESOP (1)			363			68		431
Prepayment of ESOP loan						46		46
Cash dividends				(1,203)				(1,203)

Balance at March 31, 2007	6,543,993	$ 124	$ 68,849	$ 148,688	$ (86,507)	$ (289)	$ 723	$ 131,588

(1)    Employee Stock Ownership Plan ("ESOP").

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive (Loss)
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at January 1, 2006	6,823,796	$ 120	$61,200	$ 137,756	$ (67,486)	$ (875)	$ (210)	$ 130,505

Comprehensive income:
Net income				3,400				3,400
Unrealized holding gain on securities available for sale,
net of tax expense of $2							3	3
Total comprehensive income								3,403

Purchase of treasury stock	(21,590)				(634)			(634)
Exercise of stock options	286,800	3	2,027					2,030
Amortization of restricted stock			18					18
Stock options expense			101					101
Tax benefit from non-qualified
equity compensation			2,028					2,028
Allocations of contribution to ESOP			378			68		446
Prepayment of ESOP loan						47		47
Cash dividends				(1,059)				(1,059)

Balance at March 31, 2006	7,089,006	$ 123	$65,752	$ 140,097	$ (68,120)	$ (760)	$ (207)	$ 136,885

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Nine Months Ended March 31, 2007 and 2006
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive (Loss)
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at July 1, 2006	6,991,842	$ 124	$ 66,798	$ 142,867	$ (72,524)	$ (644)	$ (411)	$ 136,210

Comprehensive income:
Net income				9,291				9,291
Unrealized holding gain on securities available for sale,
net of tax expense of $821							1,134	1,134
Total comprehensive income								10,425

Purchase of treasury stock (1)	(497,799)				(14,526)			(14,526)
Exercise of stock options	49,950	-	1,003					1,003
Amortization of restricted stock			88					88
Awards for restricted stock			(543)		543			-
Stock options expense			272					272
Tax benefit from non-qualified
equity compensation			81					81
Allocations of contribution to ESOP			1,150			203		1,353
Prepayment of ESOP loan						152		152
Cash dividends				(3,470)				(3,470)

Balance at March 31, 2007	6,543,993	$ 124	$ 68,849	$ 148,688	$ (86,507)	$ (289)	$ 723	$ 131,588

(1)    Includes the repurchase of 1,696 shares of distributed restricted stock.

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive Income
	Shares	Amount	Capital	Earnings	Stock	Compensation	(Loss)	Total
Balance at July 1, 2005	6,956,815	$ 120	$ 59,497	$ 126,381	$ (62,046)	$ (1,272)	$ 309	$ 122,989

Comprehensive income:
Net income				16,716				16,716
Unrealized holding loss on securities available for sale,
net of tax benefit of $374							(516)	(516)
Total comprehensive income								16,200

Purchase of treasury stock (1)	(220,041)				(6,074)			(6,074)
Exercise of stock options	352,232	3	2,535					2,538
Reclass of unearned restricted stock			(155)			155		-
Amortization of restricted stock			75					75
Stock options expense			284					284
Tax benefit from non-qualified
equity compensation			2,426					2,426
Allocations of contribution to ESOP			1,090			203		1,293
Prepayment of ESOP loan						154		154
Cash dividends				(3,000)				(3,000)

Balance at March 31, 2006	7,089,006	$ 123	$65,752	$ 140,097	$ (68,120)	$ (760)	$ (207)	$ 136,885
(1)    Includes the repurchase of 1,436 shares of distributed restricted stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Nine Months Ended March 31,

	2007	2006
Cash flows from operating activities:
Net income	$ 9,291	$ 16,716
Adjustments to reconcile net income to net cash (used for) provided by
Operating activities:
Depreciation and amortization	1,523	2,489
Provision for loan losses	5,568	1,339
Gain on sale of loans	(8,717)	(10,404)
Gain on sale of real estate	(2,358)	(6,335)
Stock compensation	1,597	1,490
FHLB - San Francisco stock dividend	(1,635)	(1,278)
Tax benefit from non-qualified equity compensation	(81)	(2,426)
Decrease in accounts payable and other liabilities	(5,507)	(2,173)
Increase in prepaid expense and other assets	(923)	(5,431)
Loans originated for sale	(938,123)	(946,106)
Proceeds from sale of loans and net change in receivable from sale of loans	920,070	1,031,132
Net cash (used for) provided by operating activities	(19,295)	79,013

Cash flows from investing activities:
Net increase in loans held for investment	(132,822)	(56,266)
Maturity and call of investment securities held to maturity	23,000	1,100
Maturity and call of investment securities available for sale	7,201	-
Principal payments from mortgage-backed securities	29,188	39,501
Purchase of investment securities available for sale	(45,380)	-
Net proceeds from sale of real estate	4,145	15,562
Net purchase of FHLB - San Francisco stock	(4,094)	(465)
Purchase of premises and equipment	(818)	(508)
Net cash used for investing activities	(119,580)	(1,076)

Cash flows from financing activities:
Net increase in deposits	64,975	13,592
Proceeds from (repayment of) borrowings, net	90,722	(91,026)
Exercise of stock options	1,003	2,538
Tax benefit from non-qualified equity compensation	81	2,426
Cash dividends	(3,470)	(3,000)
Treasury stock purchases	(14,526)	(6,074)
Net cash provided by (used for) financing activities	138,785	(81,544)

Net decrease in cash and cash equivalents	(90)	(3,607)
Cash and cash equivalents at beginning of period	16,358	25,902

Cash and cash equivalents at end of period	$ 16,268	$ 22,295

Supplemental information:
Cash paid for interest	$ 43,412	$ 30,833
Cash paid for income taxes	$ 7,750	$ 14,200
Transfer of loans held for investment to loans held for sale	$ -	$ 18,472
Transfer of loans held for sale to loans held for investment	$ 9,529	$ 5,570
Real estate acquired in the settlement of loans	$ 2,142	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial statements at June 30, 2006 is derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2006. The results of operations for the quarter and nine months ended March 31, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2007.

Note 2: Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 159:
In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Management has not determined the impact, if any, of this Statement on the Corporation's financial condition, results of operations, or cash flows.

SFAS No. 157:
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Management has not determined the impact, if any, of this Statement on the Corporation's financial condition, results of operations, or cash flows.

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


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

Note 3: Earnings Per Share and Stock-Based Compensation

Earnings Per Share:
Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2007 and 2006, respectively.
	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
(In Thousands, Except Per Share Information)
	2007	2006	2007	2006
Numerator:
Net income - numerator for basic earnings per share and diluted earnings per share - income available to common stockholders

	$ 2,538	$ 3,400	$ 9,291	$ 16,716

Denominator:
Denominator for basic earnings per share: Weighted-average shares
	6,392	6,645	6,524	6,592

Effect of dilutive securities:
Stock option dilution	110	232	122	284
Restricted stock dilution	4	4	3	7

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	6,506	6,881	6,649	6,883

Basic earnings per share	$ 0.40	$ 0.51	$ 1.42	$ 2.54
Diluted earnings per share	$ 0.39	$ 0.49	$ 1.40	$ 2.43

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


The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense and is solely related to issued and unvested stock option grants. The incremental stock-based compensation expense for the third quarter ended March 31, 2007 and 2006 was $134,000 and $101,000, respectively. For the nine months ended March 31, 2007 and 2006, the incremental stock-based compensation expense was $272,000 and $284,000, respectively. For the first nine months of fiscal 2007 and 2006, cash provided by operating activities decreased by $81,000 and $2.4 million, respectively, and cash provided by financing activities increased by an identical amount, respectively, related to excess tax benefits from stock-based payment arrangements. These amounts are reflective of the tax benefit for stock options exercised and restricted stock distributions during the respective periods.

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage ("PBM"), a division of the Bank. The following tables set forth condensed statements of operations and total assets for the Corporation's operating segments for the quarters and nine months ended March 31, 2007 and 2006, respectively (in thousands).
	For the Quarter Ended March 31, 2007
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income (loss), after provision for loan losses	$ 9,634	$ (152)	$ 9,482

Non-interest income:
Loan servicing and other fees (1)	(9)	471	462
Gain on sale of loans, net	42	2,264	2,306
Deposit account fees	525	-	525
Gain on sale of real estate, net	18	-	18
Other	364	4	368
Total non-interest income	940	2,739	3,679

Non-interest expense:
Salaries and employee benefits	3,542	2,099	5,641
Premises and occupancy	548	253	801
Operating and administrative expenses	1,119	1,031	2,150
Total non-interest expense	5,209	3,383	8,592
Income (loss) before taxes	$ 5,365	$ (796)	$ 4,569
Total assets, end of period	$ 1,639,150	$ 130,884	$ 1,770,034
(1)    Includes an inter-company charge of $350 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment by the Bank.


	For the Quarter Ended March 31, 2006
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, after provision for loan losses	$ 9,535	$ 355	$ 9,890

Non-interest income:
Loan servicing and other fees (1)	(49)	552	503
Gain on sale of loans, net (2)	88	2,567	2,655
Deposit account fees	542	-	542
Gain on sale of real estate, net	52	-	52
Other	466	-	466
Total non-interest income	1,099	3,119	4,218

Non-interest expense:
Salaries and employee benefits	2,985	2,120	5,105
Premises and occupancy	404	251	655
Operating and administrative expenses	1,271	1,011	2,282
Total non-interest expense	4,660	3,382	8,042
Income before taxes	$ 5,974	$ 92	$ 6,066
Total assets, end of period	$ 1,481,685	$ 81,610	$ 1,563,295
(1)    Includes an inter-company charge of $410 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment by the Bank.
(2)    Includes an inter-company charge of $26 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Nine Months Ended March 31, 2007
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, after provision for loan losses	$ 26,283	$ 75	$ 26,358

Non-interest income:
Loan servicing and other fees (1)	(525)	1,951	1,426
Gain on sale of loans, net (2)	169	8,548	8,717
Deposit account fees	1,557	-	1,557
Gain on sale of real estate, net	2,358	-	2,358
Other	1,283	6	1,289
Total non-interest income	4,842	10,505	15,347

Non-interest expense:
Salaries and employee benefits	10,042	6,374	16,416
Premises and occupancy	1,577	753	2,330
Operating and administrative expenses	3,068	3,253	6,321
Total non-interest expense	14,687	10,380	25,067
Income before taxes	$ 16,438	$ 200	$ 16,638
Total assets, end of period	$ 1,639,150	$ 130,884	$ 1,770,034
(1)    Includes an inter-company charge of $1.5 million credited to PBM by the Bank during the period to compensate
         PBM for originating loans held for investment by the Bank.
(2)    Includes an inter-company charge of $14 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

	For the Nine Months Ended March 31, 2006
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, after provision for loan losses	$ 30,052	$ 1,736	$ 31,788

Non-interest income:
Loan servicing and other fees (1)	(1,179)	3,116	1,937
Gain on sale of loans, net (2)	402	10,002	10,404
Deposit account fees	1,586	-	1,586
Gain on sale of real estate, net	6,335	-	6,335
Other	1,321	1	1,322
Total non-interest incom	8,465	13,119	21,584

Non-interest expense:
Salaries and employee benefits	9,470	5,816	15,286
Premises and occupancy	1,427	739	2,166
Operating and administrative expenses	3,532	2,980	6,512
Total non-interest expense	14,429	9,535	23,964
Income before taxes	$ 24,088	$ 5,320	$ 29,408
Total assets, end of period	$ 1,481,685	$ 81,610	$ 1,563,295

(1)    Includes an inter-company charge of $2.4 million credited to PBM by the Bank during the period to compensate
         PBM for originating loans held for investment by the Bank.
(2)    Includes an inter-company charge of $128 credited to PBM by the Bank during the period to compensate PBM for servicing fees on loans sold on a servicing retained basis.

Note 5: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition. The Corporation's exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of March 31, 2007 and June 30, 2006, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $67.6 million and $86.8 million, respectively.
	March 31,	June 30,
Commitments	2007	2006
(In Thousands)

Undisbursed loan funds - Construction loans	$ 36,573	$ 84,024
Undisbursed lines of credit - Single-family loans	3,976	6,824
Undisbursed lines of credit - Commercial business loans	14,367	10,545
Undisbursed lines of credit - Consumer loans	1,528	1,633
Commitments to extend credit on loans to be held for investment	15,309	20,858
Total	$ 71,753	$ 123,884

In accordance with SFAS No. 133 and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements and put option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative


financial instruments on the consolidated statements of operations during the quarters ended March 31, 2007 and 2006 was a gain of $133,000 and a loss of $54,000, respectively. For the nine months ended March 31, 2007 and 2006, the net impact of derivative financial instruments on the consolidated statements of operations was a gain of $302,000 and a gain of $328,000, respectively.

	March 31, 2007		June 30, 2006		March 31, 2006
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale (1)	$ 52,274	$ 86	$ 65,970	$ (192)	$ 40,854	$ (39)
Forward loan sale agreements	44,500	55	35,500	(94)	22,500	57
Put option contracts	13,500	50	9,000	53	7,000	64
Total	$ 110,274	$ 191	$ 110,470	$ (233)	$ 70,354	$ 82
(1)    Net of 34.4 percent at March 31, 2007, 31.0 percent at June 30, 2006 and 31.6 percent at March 31, 2006 of commitments, which may not fund.

Note 6: Subsequent Events

On April 26, 2007, the Board of Directors of the Bank declared a cash dividend of $3.25 million to the Corporation, which was paid on April 27, 2007.

On April 26, 2007, the Corporation announced a cash dividend of $0.18 per share on the Corporation's outstanding shares of common stock for shareholders of record as of the close of business on May 21, 2007, payable on June 14, 2007.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At March 31, 2007, the Corporation had total assets of $1.77 billion, total deposits of $982.6 million and total stockholders' equity of $131.6 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank's business consists of community banking activities and mortgage banking activities. Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank's full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans. The Bank also offers business checking accounts, other business banking services, and services loans for others. Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences. The Bank's revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities. There are various risks inherent in the Bank's


business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of sold loans to investors, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks.

The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation's earnings per share. The Corporation evaluates the repurchase of its common stock when the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential. Consideration is also given to the Corporation's liquidity, regulatory capital requirements and future capital needs based on the Corporation's current business plan. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is typically one year. Once the stock repurchase program is authorized, management may repurchase the Corporation's common stock from time to time in the open market or in privately negotiated transactions, depending upon market conditions and the factors described above. On January 23, 2007, the Corporation announced that its Board of Directors authorized the repurchase of up to five percent of its outstanding common stock, or approximately 333,365 shares, over a one-year period. For additional information regarding the Corporation's repurchases during the quarter ended March 31, 2007, see Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" on page 38.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002. On January 23, 2007, the Corporation announced a quarterly cash dividend of $0.18 per share for the Corporation's shareholders of record at the close of business on February 16, 2007, which was paid on March 12, 2007. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. On January 23, 2007, the Board of Directors of the Bank declared a $3.25 million cash dividend to the Corporation, which was paid on January 26, 2007. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the California real estate market, the demand for loans, the repurchase of sold loans to investors, competitive conditions between banks and non-bank financial services providers, regulatory changes, fraud, and other risks disclosed herein or detailed in the Corporation's reports filed with the SEC, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update forward-looking information.

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

Accounting for the allowance for loan losses involves significant judgment and assumptions by management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) SFAS No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogeneous loans, (ii) a specific valuation allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see "Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2007 and 2006 - Provision for Loan Losses" on page 23 of this Form 10-Q.

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

Executive Summary and Operating Strategy

Provident Savings Bank, F.S.B., established in 1956, is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Bank conducts its business operations as Provident Bank, Provident Bank Mortgage (a division of the Bank) and through the Bank's subsidiary, Provident Financial Corp. The business activities of the Corporation, primarily through the Bank and its subsidiary, consist of community banking, mortgage banking, and to a lessor degree, investment services.

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans. Additionally, certain


fees are collected from depositors for services provided to them such as non-sufficient fund fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, and wire transfer fees, among others. The primary source of income in community banking is net interest income, which is the difference between the interest income produced by loans and investment securities, and the interest expense produced by interest-bearing deposits and borrowed funds. During the next three years the Corporation intends to increase the community banking business by growing total assets; restructure the earning assets by decreasing the percentage of investment securities to total assets and increasing the percentage of loans held for investment to total assets; decrease the concentration of single-family mortgage loans within its loans held for investment; and increase the concentration of multi-family, commercial real estate and commercial business loans. In the nine months ended March 31, 2007, the Corporation deemphasized construction lending as a result of the softening in the housing market. In addition, over time, the Corporation also intends to increase deposits as a percentage of interest-bearing liabilities and to increase the number of checking and savings accounts. This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.

Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences. The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process. During the next three years, the Corporation intends to concentrate on high margin mortgage banking products such as Alt-A fixed rate, Alt-A adjustable rate and second trust deed loans. The Alt-A loans are underwritten to expanded guidelines allowing a borrower with good credit a broader range of product choices. The "Alt-A" choices include interest-only loans, stated-income loans and greater than 30-year amortization loans. The Bank believes that it can increase its loan sale margin from the levels experienced during the quarter ended March 31, 2007, although the current mortgage banking environment remains highly competitive, which may result in short-term pressure on the loan sale margin.

Investment services primarily consist of selling alternative investment products such as annuities and mutual funds to the Corporation's depositors.

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation's control, including: changes in accounting principles and changes in regulation, among others. The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity management. The current economic environment presents heightened risk for the Corporation primarily with respect to rising short-term interest rates and an increased concern that current real estate values are unsustainable. Rising short-term interest rates have led to a flatter yield curve placing pressure on the Corporation's net interest margin since the Corporation's assets are generally priced at the intermediate or long end of the yield curve and interest-bearing liabilities are generally priced at the short end of the yield curve. Falling real estate values may lead to higher loan losses since the majority of the Corporation's loans are secured by real estate located within California. Significant declines in California real estate values may inhibit the Corporation's ability to recover on defaulted loans by selling the underlying real estate.


Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation's contractual obligations at March 31, 2007 and the effect these obligations are expected to have on the Corporation's liquidity and cash flows in future periods (in thousands):
	Payments Due by Period
	1 year	Over 1 year	Over 3 years	Over
	or less	to 3 years	to 5 years	5 years	Total
Operating lease obligations	$ 1,095	$ 1,553	$ 500	$ 100	$ 3,248
Time deposits	423,832	215,603	4,855	-	644,290
FHLB - San Francisco advances	356,721	143,044	162,044	22,876	684,685
FHLB - San Francisco letter of credit	1,500	-	-	-	1,500
Total	$ 783,148	$ 360,200	$ 167,399	$ 22,976	$ 1,333,723

The expected obligation for time deposits and FHLB - San Francisco advances include anticipated interest accruals based on respective contractual terms.

Comparison of Financial Condition at March 31, 2007 and June 30, 2006

Total assets increased $147.6 million, or nine percent, to $1.77 billion at March 31, 2007 from $1.62 billion at June 30, 2006. The increase was primarily attributable to an increase in loans held for investment.

Total investment securities decreased $12.2 million, or seven percent, to $165.0 million at March 31, 2007 from $177.2 million at June 30, 2006. The decrease was primarily the result of $30.2 million maturing and $29.2 million of scheduled and accelerated principal payments on mortgage-backed securities, partly offset by the purchase of $45.4 million of investment securities in the first nine months of fiscal 2007. The Bank evaluates individual investment securities quarterly for other-than-temporary declines in the market value. The Bank believes there are no other-than-temporary impairments at March 31, 2007, therefore, no impairment losses have been recorded as of March 31, 2007.

Loans held for investment increased $127.5 million, or 10 percent, to $1.39 billion at March 31, 2007 from $1.26 billion at June 30, 2006. During the first nine months of fiscal 2007, the Bank originated $360.2 million of loans held for investment, $193.5 million, or 54 percent, were "preferred loans" (multi-family, commercial real estate, construction and commercial business loans), which includes the purchase of $117.5 million of loans. The loans purchased in the first nine months of fiscal 2007 are secured by real estate located primarily in California (property inspections were performed on those loans above $400,000) and all loans were underwritten by the Corporation prior to purchase (using the same underwriting criteria as an originated loan). Total loan principal payments during the first nine months of fiscal 2007 were $275.8 million, compared to $375.5 million during the first nine months of fiscal 2006. The balance of preferred loans increased to $547.2 million, or 39 percent of loans held for investment at March 31, 2007, as compared to $433.7 million, or 34 percent of loans held for investment at June 30, 2006. Purchased loans serviced by others at March 31, 2007 were $170.2 million, or 12 percent of loans held for investment, compared to $102.7 million, or eight percent of loans held for investment at June 30, 2006.

Receivable from the sale of loans decreased $5.4 million, or five percent, to $94.5 million at March 31, 2007 from $99.9 million at June 30, 2006. The decrease was attributable to the timing differences between loan sale and loan sale settlement dates.

Total deposits increased $65.0 million, or seven percent, to $982.6 million at March 31, 2007 from $917.6 million at June 30, 2006. This increase was primarily attributable to an increase of $91.2 million in time deposits, partly offset by a decrease of $26.2 million in transaction accounts. The decrease in transaction accounts and the increase in time deposits was primarily attributable to the increase in short-term interest rates resulting in depositors switching to time deposits.


Borrowings, which consisted primarily of FHLB - San Francisco advances, increased $90.7 million, or 17 percent, to $636.9 million at March 31, 2007 from $546.2 million at June 30, 2006. The increase in borrowings was primarily the result of the increase in loans held for investment, partly offset by the increase in deposits. The weighted-average maturity of the Bank's existing FHLB - San Francisco advances was approximately 20 months (16 months, if put options are exercised by FHLB - San Francisco) at March 31, 2007 as compared to the weighted-average maturity of 30 months (24 months, if put options are exercised by FHLB - San Francisco) at June 30, 2006.

Total stockholders' equity decreased $4.6 million, or three percent, to $131.6 million at March 31, 2007, from $136.2 million at June 30, 2006, primarily as a result of common stock repurchases and the quarterly cash dividends paid during the first nine months of fiscal 2007, which was partly offset by the net income and stock option exercises during the first nine months of fiscal 2007. During the first nine months of fiscal 2007, a total of 49,950 stock options with an average strike price of $20.09 per share were exercised. Also, a total of 496,103 shares of common stock were repurchased during the first nine months of fiscal 2007 under the existing stock repurchase programs at an average price of $29.18 per share. As of March 31, 2007, the May 2006 stock repurchase program was completed and 49 percent of the authorized shares of the January 2007 stock repurchase program were purchased, leaving 168,491 shares available for future repurchase. During the first nine months of fiscal 2007, the Corporation also repurchased 1,696 shares of restricted stock in lieu of distribution to employees (to satisfy the minimum income tax required to be withheld from employees) at an average price of $29.88 per share. The total cash dividend paid to the Corporation's shareholders in the first nine months of fiscal 2007 was $3.5 million.

Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2007 and 2006

The Corporation's net income for the third quarter ended March 31, 2007 was $2.5 million, a decrease of $862,000, from $3.4 million during the same quarter of fiscal 2006. This decrease was primarily attributable to a decrease in net interest income, a decrease in non-interest income and higher operating expenses, partly offset by a decrease in provision for loan losses. For the nine months ended March 31, 2007, the Corporation's net income was $9.3 million, down $7.4 million, from $16.7 million during the same period of fiscal 2006. This decrease was primarily a result of the decrease in net interest income, an increase in provision for loan losses, a decrease in non-interest income and an increase in operating expenses.

The Corporation's net interest income before the provision for loan losses decreased by $524,000, or five percent, to $10.7 million for the quarter ended March 31, 2007 from $11.2 million during the comparable period of fiscal 2006. This decrease was the result of a lower net interest margin, partly offset by higher average earning assets. The net interest margin decreased to 2.50 percent in the third quarter of fiscal 2007, down 50 basis points from 3.00 percent for the same period of fiscal 2006. The decrease in the net interest margin during the third quarter of fiscal 2007 was primarily attributable to the increase in the average cost of funds, which was more than the increase in the average yield of earning assets. The average balance of earning assets increased $214.4 million, or 14 percent, to $1.71 billion in the third quarter of fiscal 2007 from $1.49 billion in the comparable period of fiscal 2006. For the nine months ended March 31, 2007, net interest income before the provision for loan losses was $31.9 million, down $1.2 million, or four percent, from $33.1 million during the same period of fiscal 2006. This decrease was the result of a lower net interest margin, partly offset by higher average earning assets. The net interest margin decreased to 2.56 percent in the first nine months of fiscal 2007, down 33 basis points from 2.89 percent during the same period of fiscal 2006. The average balance of earning assets increased $134.6 million, or nine percent, to $1.66 billion in the first nine months of fiscal 2007 from $1.53 billion in the comparable period of fiscal 2006.

The Corporation's efficiency ratio increased to 60 percent in the third quarter of fiscal 2007 from 52 percent in the same period of fiscal 2006. For the nine months ended March 31, 2007 and 2006, the efficiency ratio was 53 percent and 44 percent, respectively. The increase was primarily attributable to the lower gain on sale of real estate of $2.3 million recognized in the first quarter of fiscal 2007 as compared to $6.3 million for the second quarter of fiscal 2006.


Return on average assets for the quarter ended March 31, 2007 decreased 31 basis points to 0.58 percent from 0.89 percent in the same period last year. For the nine months ended March 31, 2007 and 2006, the return on average assets was 0.73 percent and 1.41 percent, respectively, a decrease of 68 basis points.

Return on average equity for the quarter ended March 31, 2007 decreased to 7.60 percent from 10.17 percent for the same period last year. For the nine months ended March 31, 2007, the return on average equity decreased to 9.12 percent from 17.28 percent for the same period last year.

Diluted earnings per share for the quarter ended March 31, 2007 were $0.39, a decrease of 20 percent from $0.49 for the quarter ended March 31, 2006. For the nine months ended March 31, 2007 and 2006, diluted earnings per share were $1.40 and $2.43, respectively, a decrease of 42 percent.

Interest Income. Total interest income increased by $4.8 million, or 22 percent, to $26.2 million for the third quarter of fiscal 2007 from $21.4 million in the same quarter of fiscal 2006. This increase was primarily the result of a higher average balance of earning assets and a higher average earning asset yield. The average yield on earning assets during the third quarter of fiscal 2007 was 6.13 percent, 40 basis points higher than the average yield of 5.73 percent during the same period of fiscal 2006.

Loan interest income increased $4.5 million, or 23 percent, to $23.7 million in the quarter ended March 31, 2007 from $19.2 million for the same quarter of fiscal 2006. This increase was attributable to a higher average loan balance and a higher average loan yield. The average balance of loans outstanding, including receivable from sale of loans and loans held for sale, increased $235.0 million, or 19 percent, to $1.5 billion during the third quarter of fiscal 2007 from $1.3 billion during the same quarter of fiscal 2006. The average loan yield during the third quarter of fiscal 2007 increased 25 basis points to 6.36 percent from 6.11 percent during the same quarter last year. The increase in the average loan yield was primarily attributable to mortgage loans originated with higher interest rates, the upward repricing of adjustable rate loans during the period and a higher percentage of preferred loans, which generally have a higher yield.

Interest income from investment securities increased $152,000, or nine percent, to $1.8 million during the quarter ended March 31, 2007 from $1.7 million during the same quarter of fiscal 2006. This increase was primarily a result of an increase in average yield, partly offset by a decrease in the average balance. The average balance of investment securities decreased $23.0 million, or 12 percent, to $172.5 million in the third quarter of fiscal 2007 from $195.5 million in the same quarter of fiscal 2006. During the third quarter of fiscal 2007, the Bank purchased $3.5 million of investment securities and $10.1 million matured, while $10.7 million of principal payments were received on mortgage-backed securities ("MBS"). The average yield on the investment securities increased 81 basis points to 4.24 percent during the quarter ended March 31, 2007 from 3.43 percent during the quarter ended March 31, 2006. The increase in the average yield of investment securities was primarily a result of the new purchases with a higher average yield (5.16 percent versus the average yield of 4.24 percent) and the maturities with an average yield of 2.63 percent. The discount amortization in the third quarter of fiscal 2007 was $6,000, compared to the premium amortization of $38,000 in the same quarter of fiscal 2006.

FHLB - San Francisco stock dividends increased by $114,000, or 24 percent, to $597,000 in the third quarter of fiscal 2007 from $483,000 in the same period of fiscal 2006. This increase was attributable to a higher average yield and a higher average balance. The average yield on FHLB - San Francisco stock increased 55 basis points to 5.55 percent during the third quarter of fiscal 2007 from 5.00 percent during the same period last year. The average balance of FHLB - San Francisco stock increased $4.4 million to $43.0 million during the third quarter of fiscal 2007 from $38.6 million during the same period of fiscal 2006. The increase in FHLB - San Francisco stock was in accordance with the borrowing requirements of the FHLB - San Francisco.

For the nine months ended March 31, 2007, total interest income increased by $11.9 million, or 19 percent, to $75.8 million for the first nine months of fiscal 2007 from $63.9 million in the same period of fiscal 2006. This increase was primarily the result of a higher average balance of earning assets and a higher average earning asset yield. The average yield on earning assets during the first nine months of fiscal 2007 was 6.08 percent, 50 basis points higher than the average yield of 5.58 percent during the same period of fiscal 2006.


Loan interest income increased $11.4 million, or 20 percent, to $68.7 million in the nine months ended March 31, 2007 from $57.3 million for the same period of fiscal 2006. This increase was attributable to a higher average loan balance and a higher average loan yield. The average balance of loans outstanding, including receivable from sale of loans and loans held for sale, increased $164.1 million, or 13 percent, to $1.4 billion during the first nine months of fiscal 2007 from $1.3 billion during the same period of fiscal 2006. The average loan yield during the first nine months of fiscal 2007 increased 37 basis points to 6.35 percent from 5.98 percent during the same period last year. The increase in the average loan yield was primarily attributable to mortgage loans originated with higher interest rates, the upward repricing of adjustable rate loans during the period and a higher percentage of preferred loans, which generally have a higher yield. The average loan yield was reduced by an interest income reversal of $446,000 resulting from loans placed on non-accrual status during the nine months ended March 31, 2007.

Interest income from investment securities increased $167,000 to $5.4 million during the nine months ended March 31, 2007 from $5.2 million during the same period of fiscal 2006. This increase was primarily a result of an increase in average yield, partly offset by a decrease in the average balance. The average balance of investment securities decreased $28.9 million, or 14 percent, to $180.1 million in the first nine months of fiscal 2007 from $209.0 million in the same period of fiscal 2006. During the first nine months of fiscal 2007, $45.4 million of investment securities were purchased and $30.2 million matured, while $29.2 million of principal payments were received on MBS. The average yield on the investment securities increased 65 basis points to 3.98 percent during the nine months ended March 31, 2007 from 3.33 percent during the nine months ended March 31, 2006. The increase in the average yield of investment securities was primarily a result of the new purchases with a higher average yield (5.28 percent versus the average yield of 3.98 percent), the maturities with an average yield of 2.55 percent and a decline in the accelerated principal payments on MBS with a corresponding reduction to the MBS premium amortization. The accelerated premium amortization in the first nine months of fiscal 2007 declined by $204,000 to $21,000 as compared to $225,000 in the same period of fiscal 2006.

FHLB - San Francisco stock dividends increased by $359,000, or 27 percent, to $1.7 million in the first nine months of fiscal 2007 from $1.3 million in the same period of fiscal 2006. This increase was attributable to a higher average yield and a higher average balance. The average yield on FHLB - San Francisco stock increased 89 basis points to 5.56 percent during the first nine months of fiscal 2007 from 4.67 percent during the same period last year. The average balance of FHLB - San Francisco stock increased $2.5 million to $40.9 million during the first nine months of fiscal 2007 from $38.4 million during the same period of fiscal 2006. The increase in FHLB - San Francisco stock was in accordance with the borrowing requirements of the FHLB - San Francisco.

Interest Expense. Total interest expense for the quarter ended March 31, 2007 was $15.5 million as compared to $10.2 million for the same period of fiscal 2006, an increase of $5.3 million, or 52 percent. This increase was primarily attributable to an increase in the average cost and a higher average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities was 3.95 percent during the quarter ended March 31, 2007, up 93 basis points from 3.02 percent during the same period of fiscal 2006. The average balance of interest-bearing liabilities, principally deposits and borrowings, increased $219.5 million, or 16 percent, to $1.6 billion during the third quarter of fiscal 2007 from $1.4 billion during the same period of fiscal 2006.

Interest expense on deposits for the quarter ended March 31, 2007 was $8.1 million as compared to $5.4 million for the same period of fiscal 2006, an increase of $2.7 million, or 50 percent. The increase in interest expense on deposits was primarily attributable to a higher average cost and a higher average balance. The average cost of deposits increased to 3.42 percent during the quarter ended March 31, 2007 from 2.40 percent during the same quarter of fiscal 2006, an increase of 102 basis points. The increase in the average cost of deposits, primarily in time deposits, was attributable to the general rise in short-term interest rates. The average balance of deposits increased $40.3 million, or four percent, to $955.3 million during the quarter ended March 31, 2007 from $915.0 million during the same period of fiscal 2006. The average balance of transaction accounts decreased by $74.0 million, or 17 percent, to $362.2 million in the quarter ended March 31, 2007 from $436.2 million in the quarter ended March 31, 2006. The average balance of time deposits increased by $114.4 million, or 24 percent, to $593.2 million in the quarter ended March 31, 2007 as compared to $478.8 million in the quarter ended March 31, 2006. The increase in time deposits is primarily attributable to the time deposit marketing campaign and depositors switching from


transaction accounts to time deposits. The average balance of transaction account deposits to total deposits in the third quarter of fiscal 2007 was 38 percent, compared to 48 percent in the same period of fiscal 2006.

Interest expense on borrowings, which consisted primarily of FHLB - San Francisco advances, for the quarter ended March 31, 2007 increased $2.6 million, or 54 percent, to $7.4 million from $4.8 million for the same period of fiscal 2006. The increase in interest expense on borrowings was primarily a result of a higher average cost and a higher average balance. The average cost of borrowings increased to 4.74 percent for the quarter ended March 31, 2007 from 4.26 percent in the same quarter of fiscal 2006, an increase of 48 basis points. The increase in the average cost of borrowings was the result of higher short-term interest rates. The average balance of borrowings increased $179.3 million, or 39 percent, to $636.1 million during the quarter ended March 31, 2007 from $456.8 million during the same period of fiscal 2006.

For the nine months ended March 31, 2007, total interest expense was $43.9 million as compared to $30.8 million for the same period of fiscal 2006, an increase of $13.1 million, or 43 percent. This increase was primarily attributable to an increase in the average cost and a higher average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities was 3.79 percent during the nine months ended March 31, 2007, up 89 basis points from 2.90 percent during the same period of fiscal 2006. The average balance of interest-bearing liabilities, principally time deposits and borrowings, increased $125.8 million, or nine percent, to $1.5 billion during the first nine months of fiscal 2007 from $1.4 billion during the same period of fiscal 2006.

Interest expense on deposits for the nine months ended March 31, 2007 was $22.3 million as compared to $15.8 million for the same period of fiscal 2006, an increase of $6.5 million, or 41 percent. The increase in interest expense on deposits was primarily attributable to a higher average cost, partly offset by a lower average balance. The average cost of deposits increased 94 basis points to 3.20 percent during the nine months ended March 31, 2007 from 2.26 percent during the same period of fiscal 2006. The increase in the average cost of deposits, primarily in time deposits, was attributable to the general rise in short-term interest rates. The average balance of deposits decreased $7.6 million, or one percent, to $928.2 million during the nine months ended March 31, 2007 from $935.8 million during the same period of fiscal 2006. The average balance of transaction accounts decreased by $87.3 million, or 19 percent, to $370.0 million in the nine months ended March 31, 2007 from $457.3 million in the nine months ended March 31, 2006. The average balance of time deposits increased by $79.8 million, or 17 percent, to $558.3 million in the nine months ended March 31, 2007 as compared to $478.5 million in the nine months ended March 31, 2006. The increase in time deposits is primarily attributable to the time deposit marketing campaign and depositors switching from transaction accounts to time deposits. The average balance of transaction account deposits to total deposits in the first nine months of fiscal 2007 was 40 percent, compared to 49 percent in the same period of fiscal 2006.

Interest expense on borrowings, which consisted primarily of FHLB - San Francisco advances, for the nine months ended March 31, 2007 increased $6.6 million, or 44 percent, to $21.6 million from $15.0 million for the same period of fiscal 2006. The increase in interest expense on borrowings was primarily a result of a higher average cost and a higher average balance. The average cost of borrowings increased 53 basis points to 4.69 percent for the nine months ended March 31, 2007 from 4.16 percent in the same period of fiscal 2006. The increase in the average cost of borrowings was the result of higher short-term interest rates. The average balance of borrowings increased $133.3 million, or 28 percent, to $612.8 million during the nine months ended March 31, 2007 from $479.5 million during the same period of fiscal 2006.


The following table depicts the average balance sheets for the quarters and nine months ended March 31, 2007 and 2006, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	March 31, 2007			March 31, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,492,046	$ 23,725	6.36%	$ 1,257,084	$ 19,214	6.11%
Investment securities	172,503	1,828	4.24%	195,457	1,676	3.43%
FHLB - San Francisco stock	43,004	597	5.55%	38,638	483	5.00%
Interest-earning deposits	1,099	14	5.10%	3,089	33	4.27%

Total interest-earning assets	1,708,652	26,164	6.13%	1,494,268	21,406	5.73%

Non interest-earning assets	38,157			41,979

Total assets	$ 1,746,809			$ 1,536,247

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 202,263	369	0.74%	$ 222,040	310	0.57%
Savings accounts	159,891	724	1.84%	214,171	741	1.40%
Time deposits	593,159	6,963	4.76%	478,831	4,361	3.69%

Total deposits	955,313	8,056	3.42%	915,042	5,412	2.40%

Borrowings	636,073	7,441	4.74%	456,809	4,803	4.26%

Total interest-bearing liabilities	1,591,386	15,497	3.95%	1,371,851	10,215	3.02%

Non interest-bearing liabilities	21,925			30,658

Total liabilities	1,613,311			1,402,509

Stockholders' equity	133,498			133,738
Total liabilities and stockholders' equity
	$ 1,746,809			$ 1,536,247

Net interest income		$ 10,667			$ 11,191

Interest rate spread (3)			2.18%			2.71%
Net interest margin (4)			2.50%			3.00%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.37%			108.92%
Return on average assets			0.58%			0.89%
Return on average equity			7.60%			10.17%

(1)     Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan cost amortization of $121 and $75 for the quarters ended March 31, 2007 and 2006, respectively.
(2) Includes the average balance of non interest-bearing checking accounts of $47.8 million and $53.0 million during the quarters ended March 31, 2007 and 2006, respectively.
(3) Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


	Nine Months Ended			Nine Months Ended
	March 31, 2007			March 31, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,441,320	$ 68,684	6.35%	$ 1,277,199	$ 57,250	5.98%
Investment securities	180,112	5,381	3.98%	208,972	5,214	3.33%
FHLB - San Francisco stock	40,889	1,704	5.56%	38,397	1,345	4.67%
Interest-earning deposits	1,306	51	5.21%	4,472	126	3.76%

Total interest-earning assets	1,663,627	75,820	6.08%	1,529,040	63,935	5.58%

Non interest-earning assets	37,986			47,460

Total assets	$ 1,701,613			$ 1,576,500

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 203,541	1,066	0.70%	$ 224,169	908	0.54%
Savings accounts	166,424	2,039	1.63%	233,087	2,483	1.42%
Time deposits	558,257	19,227	4.59%	478,525	12,450	3.47%

Total deposits	928,222	22,332	3.20%	935,781	15,841	2.26%

Borrowings	612,833	21,562	4.69%	479,508	14,967	4.16%

Total interest-bearing liabilities	1,541,055	43,894	3.79%	1,415,289	30,808	2.90%

Non interest-bearing liabilities	24,782			32,241

Total liabilities	1,565,837			1,447,530

Stockholders' equity	135,776			128,970
Total liabilities and stockholders' equity
	$ 1,701,613			$ 1,576,500

Net interest income		$ 31,926			$ 33,127

Interest rate spread (3)			2.29%			2.68%
Net interest margin (4)			2.56%			2.89%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.95%			108.04%
Return on average assets			0.73%			1.41%
Return on average equity			9.12%			17.28%

(1)     Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan cost amortization of $269 and $303 for the nine months ended March 31, 2007 and 2006, respectively.
(2) Includes the average balance of non interest-bearing checking accounts of $46.5 million and $53.4 million during the nine months ended March 31, 2007 and 2006, respectively.
(3) Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


The following table provides the rate/volume variances for the quarters and nine months ended March 31, 2007 and 2006, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended March 31, 2007 Compared
	To Quarter Ended March 31, 2006
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ 775	$ 3,589	$ 147	$ 4,511
Investment securities	395	(197)	(46)	152
FHLB - San Francisco stock	53	55	6	114
Interest-bearing deposits	6	(21)	(4)	(19)
Total net change in income on interest-earning assets
	1,229	3,426	103	4,758

Interest-bearing liabilities:
Checking and money market accounts	95	(28)	(8)	59
Savings accounts	229	(187)	(59)	(17)
Time deposits	1,260	1,040	302	2,602
Borrowings	543	1,883	212	2,638
Total net change in expense on interest-bearing liabilities
	2,127	2,708	447	5,282
Net increase (decrease) in net interest income
	$ (898)	$ 718	$ (344)	$ (524)

(1)     Includes receivable from sale of loans, loans held for sale and non-accrual loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2007 Compared
	To Nine Months Ended March 31, 2006
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ 3,618	$ 7,361	$ 455	$ 11,434
Investment securities	1,029	(721)	(141)	167
FHLB - San Francisco stock	255	87	17	359
Interest-bearing deposits	48	(89)	(34)	(75)
Total net change in income on interest-earning assets
	4,950	6,638	297	11,885

Interest-bearing liabilities:
Checking and money market accounts	267	(84)	(25)	158
Savings accounts	372	(711)	(105)	(444)
Time deposits	4,030	2,077	670	6,777
Borrowings	1,901	4,164	530	6,595
Total net change in expense on interest-bearing liabilities
	6,570	5,446	1,070	13,086
Net increase (decrease) in net interest income
	$ (1,620)	$ 1,192	$ (773)	$ (1,201)

(1)     Includes receivable from sale of loans, loans held for sale and non-accrual loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.


Provision for Loan Losses. During the third quarter of fiscal 2007, the Corporation recorded a provision for loan losses of $1.2 million, a decrease of $116,000 from $1.3 million during the same period of fiscal 2006. The provision for loan losses in the third quarter of fiscal 2007 was primarily attributable to a $14.0 million sequential quarter increase in preferred loans held for investment, a $361,000 specific loan loss reserve established on eight non-performing loans and an increase in classified assets. Classified assets at March 31, 2007 were $38.5 million, comprised of $12.7 million in the special mention category and $25.8 million in the substandard category. Classified assets increased by $19.4 million from December 31, 2006 when classified assets were $19.1 million, comprised of $3.0 million in the special mention category and $16.1 million in the substandard category.

For the nine months ended March 31, 2007, the Corporation recorded a provision for loan losses of $5.6 million, compared to a provision for loan losses of $1.3 million during the same period of fiscal 2006. The provision for loan losses in the first nine months of fiscal 2007 was primarily attributable to a net increase of $3.0 million in specific loan loss reserves, an increase in classified assets and an increase in loans held for investment, primarily in preferred loans. The increase in specific loan loss reserves was primarily attributable to the establishment of specific loan loss reserve of $2.5 million on 23 individual construction loans, with a disbursed total of $5.0 million, which were classified as non-accrual in November 2006.

At March 31, 2007, the allowance for loan losses was $15.7 million, comprised of $12.5 million of general loan loss reserves and $3.2 million of specific loan loss reserves. Compared to the allowance for loan losses of $10.3 million at June 30, 2006, comprised of $10.1 million of general loan loss reserves and $238,000 of specific loan loss reserves. The allowance for loan losses as a percentage of gross loans held for investment was 1.12 percent at March 31, 2007 as compared to 0.81 percent at June 30, 2006. Management considers the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

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


The following table is provided to disclose additional details on the Corporation's allowance for loan losses:

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in Thousands)	2007	2006	2007	2006

Allowance at beginning of period	$ 14,555	$ 9,253	$ 10,307	$ 9,215

Provision for loan losses	1,185	1,301	5,568	1,339

Recoveries:
Consumer loans	-	1	-	2
Total recoveries	-	1	-	2

Charge-offs:
Mortgage loans:
Single-family	-	-	(133)	-
Consumer loans	(3)	(1)	(5)	(2)
Total charge-offs	(3)	(1)	(138)	(2)

Net charge-offs	(3)	-	(138)	-
Balance at end of period	$ 15,737	$ 10,554	$ 15,737	$ 10,554

Allowance for loan losses as a percentage of gross loans held for investment
	1.12%	0.87%	1.12%	0.87%

Net charge offs as a percentage of average loans outstanding during the period
	-	-	0.01%	-

Allowance for loan losses as a percentage of non-performing loans at the end of the period
	114.47%	681.34%	114.47%	681.34%

Non-Interest Income. Total non-interest income decreased $539,000, or 13 percent, to $3.7 million during the quarter ended March 31, 2007 from $4.2 million during the same period of fiscal 2006. The decrease was primarily attributable to a decrease in the gain on sale of loans, a decrease in loan servicing and other fees and a decrease in other income.

The gain on sale of loans decreased $349,000, or 13 percent, to $2.3 million for the quarter ended March 31, 2007 from $2.7 million in the same quarter of fiscal 2006. The decrease was a result of a lower average loan sale margin, partly offset by a slightly higher volume of loans originated for sale. The average loan sale margin for PBM during the third quarter of fiscal 2007 was 0.71 percent, down 30 basis points from 1.01 percent in the same period of fiscal 2006. The gain on sale of loans includes a gain of $133,000 on derivative financial instruments as a result of SFAS No. 133 in the quarter ended March 31, 2007, compared to a loss of $54,000 in the same period of fiscal 2006. The decrease in the loan sale margin was primarily attributable to the more competitive mortgage banking environment and the recent volatility in the secondary market caused by the well-publicized problem in sub-prime loans. The volume of loans originated for sale increased to $306.2 million in the third quarter of fiscal 2007 as compared to $254.4 million during the same period last year.

Loan servicing and other fees decreased $41,000, or eight percent, to $462,000 during the third quarter of fiscal 2007 from $503,000 during the same quarter of fiscal 2006. The decrease was primarily attributable


to lower prepayment fees. Total scheduled principal payments and loan prepayments were $97.3 million in the third quarter of fiscal 2007, down $10.0 million from $107.3 million in the same quarter of fiscal 2006.

Other income decreased $98,000, or 21 percent, to $368,000 in the third quarter of fiscal 2007 from $466,000 in the same quarter of fiscal 2006. The decrease was primarily attributable to real estate owned expenses and a decline in fees collected from investment services.

For the nine months ended March 31, 2007, total non-interest income decreased $6.3 million, or 29 percent, to $15.3 million from $21.6 million during the same period of fiscal 2006. The decrease was primarily attributable to a decrease in gain on sale of real estate ($2.3 million versus $6.3 million), a decrease in gain on sale of loans and a decrease in loan servicing and other fees.

The gain on sale of real estate in the first quarter of fiscal 2007 was the result of the sale of approximately six acres of land in Riverside, California; while the gain on sale of real estate in the second quarter of fiscal 2006 was the result of the sale of a commercial office building in Riverside, California.

The gain on sale of loans decreased $1.7 million, or 16 percent, to $8.7 million for the nine months ended March 31, 2007 from $10.4 million in the same period of fiscal 2006. The decrease was a result of a lower average loan sale margin and a lower volume of loans originated for sale in the first nine months of fiscal 2007. The average loan sale margin for PBM during the first nine months of fiscal 2007 was 0.94 percent, down 18 basis points from 1.12 percent in the same period of fiscal 2006. The gain on sale of loans includes a gain of $302,000 on derivative financial instruments as a result of SFAS No. 133 in the nine months ended March 31, 2007, compared to a gain of $328,000 in the same period of fiscal 2006. The volume of loans originated for sale decreased by $8.0 million, or one percent, to $938.1 million in the first nine months of fiscal 2007 as compared to $946.1 million during the same period last year.

Loan servicing and other fees decreased $511,000, or 26 percent, to $1.4 million during the first nine months of fiscal 2007 from $1.9 million during the same period of fiscal 2006. The decrease was primarily attributable to brokered fees and lower prepayment fees. Total brokered loans in the first nine months of fiscal 2007 was $24.1 million, down $13.4 million, or 36 percent, from $37.5 million in the same period of fiscal 2006. Total scheduled principal payments and loan prepayments were $275.8 million in the first nine months of fiscal 2007, down $99.7 million, or 27 percent, from $375.5 million in the same period of fiscal 2006.

Non-Interest Expense. Total non-interest expense in the quarter ended March 31, 2007 was $8.6 million, an increase of $550,000 or seven percent, as compared to $8.0 million in the same quarter of fiscal 2006. The increase in non-interest expense was primarily the result of increases in compensation expense and premises and occupancy expenses, partly offset by decreases in professional and other expenses. The increase in compensation expense was primarily attributable to lower deferred compensation, partly offset by lower incentive compensation expenses. On July 1, 2006 the Bank lowered the SFAS No. 91 deferred compensation allocated to each loan originated after completing the annual review and analysis of SFAS No. 91.

For the nine months ended March 31, 2007, total non-interest expense was $25.1 million, an increase of $1.1 million or five percent, as compared to $24.0 million in the same period of fiscal 2006. The increase in non-interest expense was primarily the result of increases in compensation expense and premises and occupancy expenses, partly offset by decreases in professional and other expenses. The increase in compensation was primarily a result of lower deferred compensation attributable to the application of SFAS No. 91, partly offset by lower incentive compensation expense. Additionally, fewer loans were originated during the first nine months of fiscal 2007 in comparison to the same period last year, which also reduced deferred compensation.

Income taxes. Income tax expense was $2.0 million for the quarter ended March 31, 2007 as compared to $2.7 million during the same period of fiscal 2006. The effective income tax rate for the quarter ended March 31, 2007 increased to 44.5 percent as compared to 43.9 percent for the same quarter last year. The Corporation believes that the effective income tax rate applied in the third quarter of fiscal 2007 reflects its current income tax obligations.


For the nine months ended March 31, 2007, income tax expense was $7.3 million as compared to $12.7 million during the same period of fiscal 2006. The effective income tax rate for the nine months ended March 31, 2007 increased to 44.2 percent as compared to 43.2 percent for the same period last year. The Corporation believes that the effective income tax rate applied in the first nine months of fiscal 2007 reflects its current income tax obligations.

Asset Quality

Non-accrual loans increased to $13.7 million at March 31, 2007 from $2.5 million at June 30, 2006. The non-accrual loans at March 31, 2007 were comprised of 15 single-family loans ($6.2 million), one commercial real estate loan ($2.1 million), 23 construction loans ($2.5 million) and 13 single-family loans repurchased from, or unable to sell to, investors ($2.9 million). No interest accruals were made for loans that were past due 90 days or more.

The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment increased to 0.99 percent at March 31, 2007 from 0.20 percent at June 30, 2006. Real estate owned was $932,000 at March 31, 2007. There was no real estate owned at June 30, 2006. Non-performing assets as a percentage of total assets increased to 0.83 percent at March 31, 2007 from 0.16 percent at June 30, 2006.

During the quarter ended December 31, 2006, the Bank established a $2.5 million specific loan loss reserve on 23 individual construction loans in a single-family construction project located in Coachella, California. The Bank believes that significant misrepresentations were made to secure the Bank's involvement in the project and as a result the Bank is vigorously pursuing legal remedies to protect the Bank's interests. The Bank has delivered demands to the individual borrowers, mortgage loan broker and builder who knowingly misled the Bank on certain key aspects of the loans and the project, which were ignored by the respective parties. Therefore, the Bank has filed lawsuits alleging loan fraud by the 23 individual borrowers, misrepresentation fraud by the mortgage loan broker and misuse of funds fraud by the contractor. The establishment of the specific loan loss reserve is consistent with the improved land value based on a recent appraisal. Given the number of parties involved or soon to be involved, the complexity of the transaction and probable fraud, this issue may take an extended period of time to resolve.

During the quarter ended March 31, 2007, the Bank repurchased $4.5 million of loans from investors and was unable to sell $1.4 million of loans to investors, resulting in a specific loan loss reserve of approximately $352,000 on these loans. The loan repurchases in the quarter ended March 31, 2006 was $1.1 million with a specific loan loss reserve of $106,000 in the same quarter of fiscal 2006. For the first nine months of fiscal 2007, the Bank repurchased $8.3 million of loans from investors and was unable to sell $2.4 million of loans to investors, resulting in a specific loan loss reserve of $657,000, compared to $2.0 million of repurchased loans with a specific loan loss reserve of $106,000 in the same period of fiscal 2006. Most of the repurchases were the result of early payment default, which in many cases was the result of fraud. The Bank has made procedural changes to improve the underwriting process but it is too soon to determine if the tighter underwriting standards will curtail this problem.

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


The following table is provided to disclose details on asset quality (dollars in thousands):

	At March 31,	At June 30,
	2007	2006
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 9,105	$ 1,215
Commercial real estate	2,123	-
Construction	2,518	1,313
Commercial business loans	2	-

Total	13,748	2,528

Accruing loans which are contractually past due 90 days or more	-	-

Total of non-accrual and 90 days past due loans	13,748	2,528

Real estate owned	932	-

Total non-performing assets	$ 14,680	$ 2,528

Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net
	0.99%	0.20%

Non-accrual and 90 days or more past due loans as a percentage of total assets
	0.78%	0.16%

Non-performing assets as a percentage of total assets	0.83%	0.16%

Total classified assets (including assets designated as special mention) were $38.5 million at March 31, 2007, an increase of $29.2 million, or 314 percent, from $9.3 million at June 30, 2006. The classified assets at March 31, 2007 consist of 19 loans in the special mention category (nine single-family loans of $5.2 million, two multi-family loans of $2.5 million, two commercial real estate loans of $830,000, four construction loans of $4.2 million and two commercial business loans of $14,000) and 83 loans in the substandard category (50 single-family loans of $15.0 million, three multi-family loans of $5.3 million, four commercial real estate loans of $2.9 million, 23 construction loans of $2.5 million and three commercial business loans of $66,000). The increase in classified assets is the result of a combination of factors. Those factors include a softening of the housing market, rising interest rates, more lenient underwriting standards, and an increase in early payment default claims by secondary market investors.

The classified assets at June 30, 2006 consisted of nine loans in the special mention category (two single-family loans of $490,000, four commercial real estate loans of $2.2 million, one construction loan of $491,000 and two commercial business loans of $476,000) and 20 loans in the substandard category (11 single-family loans of $3.1 million, three commercial real estate loans of $748,000, two construction loans of $1.7 million and four commercial business loans of $131,000).

As of March 31, 2007, real estate owned was comprised of three properties located in Southern California with a cost basis of $932,000, which we believe is lower than the fair value of the properties. Fair value was determined by obtaining a new appraisal on each of the properties and no loss reserves were required. For the quarter ended March 31, 2007, three real estate owned properties were acquired, while two real estate owned properties were sold for a net gain of $19,000. For the nine months ended March 31, 2007, six real estate owned properties were acquired, three of which were subsequently sold for a net gain of $46,000.


Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold (in thousands):
	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Loans originated for sale:
Retail originations	$ 77,669	$ 77,054	$ 237,102	$ 297,538
Wholesale originations	228,523	177,395	701,021	648,568
Total loans originated for sale (1)	306,192	254,449	938,123	946,106

Loans sold:
Servicing released	(273,382)	(254,985)	(899,253)	(952,740)
Servicing retained	(446)	(3,213)	(2,629)	(17,707)
Total loans sold (2)	(273,828)	(258,198)	(901,882)	(970,447)

Loans originated for investment:
Mortgage loans:
Single-family (3)	36,769	41,764	164,996	246,333
Multi-family	5,158	4,119	21,421	21,138
Commercial real estate	5,351	10,658	39,316	29,127
Construction	1,854	16,217	11,681	80,819
Commercial business loans	1,381	228	3,564	1,250
Consumer loans	7	-	7	-
Other loans	-	10,502	1,713	12,534
Total loans originated for investment	50,520	83,488	242,698	391,201

Loans purchased for investment:
Mortgage loans:
Multi-family	29,255	53,720	117,479	53,720
Construction	-	9,301	-	14,964
Commercial business loans	-	-	-	900
Other loans	-	-	-	2,250
Total loans purchased for investment	29,255	63,021	117,479	71,834

Mortgage loan principal payments	(97,294)	(107,269)	(275,845)	(375,473)
Real estate acquired in settlement of loans	(917)	-	(2,142)	-
Increase in other items, net (4)	12,946	4,061	39,170	8,292
Net increase in loans held for investment
and loans held for sale	$ 26,874	$ 39,552	$ 157,601	$ 71,513

(1)	Primarily comprised of PBM loans originated for sale, totaling $294.5 million, $250.6 million, $915.6 million and $920.4 million for the quarters and nine months ended March 31, 2007 and 2006, respectively.
(2)	Primarily comprised of PBM loans sold, totaling $269.3 million, $256.6 million, $888.8 million and $935.1 million for the quarters and nine months ended March 31, 2007 and 2006, respectively.
(3)	Primarily comprised of PBM loans originated for investment, totaling $36.8 million, $41.1 million, $164.3 million and $243.4 million for the quarters and nine months ended March 31, 2007 and 2006, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs and allowance for loan losses.

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

The Bank has a standard credit facility available from the FHLB - San Francisco. In September 2006, the FHLB - San Francisco approved the Bank's request to increase its credit facility from 40 percent to 50 percent of total assets. As of March 31, 2007, the Bank's remaining available credit facility from the FHLB - San Francisco was $237.5 million. In addition to the FHLB - San Francisco credit facility, the Bank has an unsecured line of credit in the amount of $60.0 million with a correspondent bank.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth, to cover deposit withdrawals, to satisfy financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash to meet short-term liquidity needs. At March 31, 2007, cash and cash equivalents totaled $16.3 million, or one percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may rely on FHLB - San Francisco advances or unsecured lines of credit for its liquidity needs.

The OTS has no statutory liquidity requirement for savings institutions, but requires that liquidity be maintained at a level consistent with the safe and sound operation of the Bank. The Bank's average liquidity ratio for the quarter ended March 31, 2007 increased to 11.2 percent from 6.6 percent during the same period in fiscal 2006. This increase was primarily the result of the first-time inclusion of the receivable from sale of loans and loans held for sale in the liquidity calculation in the third quarter of fiscal 2007.

The Bank continues to experience a large volume of loan prepayments and it is challenging to reinvest these cash flows in assets that carry similar or better interest rate risk and credit risk characteristics. The Bank has mitigated the impact of this in several ways. The Bank has generated more loans for investment from its commercial real estate division and purchased multi-family and commercial real estate loans from other financial institutions. This has been accomplished utilizing the same interest-rate-risk and credit risk management practices that it utilizes for loans generated by the Bank.

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


The Bank's actual and required capital amounts and ratios as of March 31, 2007 are as follows (dollars in thousands):
	Amount	Percent

Tangible capital	$ 126,553	7.15%
Requirement	35,382	2.00

Excess over requirement	$ 91,171	5.15%

Tier 1 (core) capital	$ 126,553	7.15%
Requirement to be "Well Capitalized"	88,456	5.00

Excess over requirement	$ 38,097	2.15%

Total risk-based capital	$ 136,465	11.65%
Requirement to be "Well Capitalized"	117,171	10.00

Excess over requirement	$ 19,294	1.65%

Tier 1 risk-based capital	$ 123,597	10.55%
Requirement to be "Well Capitalized"	70,302	6.00

Excess over requirement	$ 53,295	4.55%

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition. The Corporation's exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. For discussion on commitments and derivative financial instruments, see Note 5 of the Notes to Unaudited Interim Consolidated Financial Statements on page 10.

Stockholders' Equity

The ability of the Corporation to pay dividends depends primarily on the ability of the Bank to pay dividends to the Corporation. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the amount required for the liquidation account established by the Bank in connection with its Conversion or the regulatory capital requirements imposed by federal and state regulation. The Corporation paid $3.5 million of cash dividends to its shareholders in the first nine months of fiscal 2007.

The Corporation repurchased 496,103 shares under the existing stock repurchase programs during the first nine months of fiscal 2007 at an average price of $29.18 per share. As of March 31, 2007, the May 2006 stock repurchase program was completed and 49 percent of the authorized shares of the January 2007 stock repurchase program were purchased, leaving 168,491 shares available for future repurchase. During the first nine months of fiscal 2007, the Corporation also repurchased 1,696 shares of restricted stock from employees in lieu of distribution to employees (to satisfy the minimum income tax required to be withheld from employees) at an average price of $29.88 per share. During the first nine months of fiscal 2007, a total of 49,950 stock options with an average strike price of $20.09 per share were exercised.


Incentive Plans

As of March 31, 2007, the Corporation had four share-based compensation plans, which are described below. These plans include the 2006 Equity Incentive Plan, 2003 Stock Option Plan, 1996 Stock Option Plan and 1997 Management Recognition Plan. The compensation cost that has been charged against income for these plans was $190,000 and $119,000 for the quarters ended March 31, 2007 and 2006, respectively. The income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation plans was $49,000 and $2.03 million for the quarters ended March 31, 2007 and 2006, respectively. For the nine months ended March 31, 2007 and 2006, the compensation cost for these plans was $244,000 and $196,000, respectively, and the tax benefit from these plans was $81,000 and $2.43 million, respectively.

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

a) Equity Incentive Plan - Stock Options. Under the 2006 Plan, options may not be granted at a price less than the fair market value at the date of the grant. Options typically vest over a five-year period on a pro-rata basis as long as the director, advisory director, director emeriti, officer and employee remains an employee or director of the Corporation. The options are exercisable after vesting for up to the remaining term of the original grant. The maximum term of the options granted is 10 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the assumptions noted in the following table. The expected volatility is based on implied volatility from historical common stock closing prices for the last 84 months. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis. The expected term is based on the historical experience of all fully vested stock option grants and is reviewed annually. The risk-free interest rate is based on the U.S. Treasury note rate with a term similar to the underlying stock option on the particular grant date.

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
Expected volatility	19%	N/A	19%	N/A
Weighted-average volatility	19%	N/A	19%	N/A
Expected dividend yield	2.5%	N/A	2.5%	N/A
Expected term (in years)	7.4	N/A	7.4	N/A
Risk-free interest rate	4.8%	N/A	4.8%	N/A

A total of 187,300 options were granted in the third quarter of fiscal 2007. The weighted-average grant-date fair value of options granted during the quarter ended March 31, 2007 was $6.49 per share. There was no other activity. As of March 31, 2007, there were 177,700 options available for future grants under the 2006 Plan.


The following is a summary of the activity in the Stock Option Plans for the quarter ended March 31, 2007:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	-	-
Granted	187,300	$ 28.31
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2007	187,300	$ 28.31	9.86	NIL
Exercisable at March 31, 2007	-	-	-	-

As of March 31, 2007, there was $944,000 of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the 2006 Plan. This expense is expected to be recognized over a weighted-average period of 4.7 years. The forfeiture rate during the first nine months of fiscal 2007 was 20 percent and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

b) Equity Incentive Plan - Restricted Stock. The Corporation will use 185,000 shares of its treasury stock to fund the 2006 Plan. Awarded shares typically vest over a five-year period as long as the director, advisory director, director emeriti, officer and employee remains an employee or director of the Corporation. Once vested, a recipient of restricted stock will have all rights of a shareholder, including the power to vote and the right to receive dividends. The Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

A total of 62,750 shares of restricted stock were awarded in the third quarter of fiscal 2007. At March 31, 2007, the value of the unearned restricted stock was $1.73 million, and reported as a reduction to stockholders' equity (included in the Condensed Consolidated Statements of Financial Condition under additional paid-in capital, as per SFAS No. 123R). As of March 31, 2007, there were 122,250 shares of restricted stock available for future awards.

A summary of the status of the Corporation's unvested restricted stock as of March 31, 2007 and changes during the quarter ended March 31, 2007 is presented below:

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at January 1, 2007	-	-
Granted	62,750	$28.31
Vested	-	-
Forfeited	-	-
Unvested at March 31, 2007	62,750	$28.31

As of March 31, 2007, the unvested share-based compensation awarded under the 2006 Plan is expected to be recognized over a weighted-average period of 4.9 years. Similar to options, a forfeiture rate of 20 percent is used for the restricted stock compensation expense calculations.

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

As a result of accelerating the vesting of these options, the Corporation recorded a $320,000 charge to compensation expense during the quarter ended June 30, 2005. This charge represents a new measurement of compensation cost for these options as of the modification date. The modification introduced the potential for an effective renewal of the awards as some of these options may have been forfeited by the holders. This charge will require quarterly adjustment in future periods for actual forfeiture experience. For the nine months ended March 31, 2007, a recovery of $116,000 was realized; and since inception, a $278,000 recovery has been realized. There was no recovery for the quarter ended March 31, 2007. The Corporation estimates that the compensation expense related to these options that would have been recognized over their remaining vesting period pursuant to the transition provisions of SFAS No. 123R is $1.7 million. Because these options are now fully vested, they are not subject to the provisions of SFAS No. 123R.

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

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
Expected volatility	-	-	23%	20% - 21%
Weighted-average volatility	-	-	23%	20%
Expected dividend yield	-	-	2.0%	1.9% - 2.0%
Expected term (in years)	-	-	7.4	7.6 - 7.8
Risk-free interest rate	-	-	4.5% - 5.0%	4.1% - 4.7%

A total of 41,550 options were exercised in the third quarter of fiscal 2007 and a total of 286,800 options were exercised in the third quarter of fiscal 2006. There was no other activity. For the first nine months of fiscal 2007, a total of 64,000 options were granted and 49,950 options were exercised. For the first nine months of fiscal 2006, a total of 19,000 options were granted, 352,232 options were exercised and 2,000 options were forfeited. As of March 31, 2007 and 2006, the number of options available for future grants under the Stock Option Plans were 42,000 and 72,700 options, respectively.


The following is a summary of the activity in the Stock Option Plans for the quarter and nine months ended March 31, 2007:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	608,593	$ 20.79
Granted	-	-
Exercised	(41,550)	19.32
Forfeited	-	-
Outstanding at March 31, 2007	567,043	$ 20.90	6.52	$3,748
Exercisable at March 31, 2007	316,343	$ 16.64	5.54	$3,439

The total intrinsic value of options exercised during the quarters ended March 31, 2007 and 2006 was $336,000 and $6.0 million, respectively.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	552,993	$ 19.77
Granted	64,000	30.02
Exercised	(49,950)	20.09
Forfeited	-	-
Outstanding at March 31, 2007	567,043	$ 20.90	6.52	$3,748
Exercisable at March 31, 2007	316,343	$ 16.64	5.54	$3,439

The weighted-average grant-date fair value of options granted during the nine months ended March 31, 2007 and 2006 was $8.43 and $7.77 per share, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2007 and 2006 was $389,000 and $7.2 million, respectively.

As of March 31, 2007, there was $1.5 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Stock Option Plans. This expense is expected to be recognized over a weighted-average period of 2.9 years. The forfeiture rate during the first nine months of fiscal 2007 was 20% and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

At March 31, 2007 and 2006, the value of the unearned MRP was $17,000 and $80,000, respectively, and reported as a reduction to stockholders' equity (included in the Condensed Consolidated Statements of Financial Condition under additional paid-in capital, as per SFAS No. 123R). There were 3,768 MRP shares remaining to be distributed at March 31, 2007, all of which have been awarded.


A summary of the status of the Corporation's unvested MRP shares as of March 31, 2007 and changes during the quarter and nine months ended March 31, 2007 is presented below:

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at January 1, 2007	3,768	$ 13.67
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at March 31, 2007	3,768	$13.67

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2006	9,588	$ 12.81
Granted	-	-
Vested	(5,820)	$ 12.26
Forfeited	-	-
Unvested at March 31, 2007	3,768	$ 13.67

As of March 31, 2007, the unvested share-based compensation awarded under the MRP is expected to be recognized over a weighted-average period of 0.6 years. No forfeiture rate is used for the MRP because the Corporation determined that it is very likely that the participants will remain employed by the Corporation through the vesting period. No shares were vested during the quarter ended March 31, 2007 and 2006. For the nine months ended March 31, 2007 and 2006, the fair value of shares vested was $174,000 and $366,000, respectively.

Supplemental Information

	At	At	At
	March 31,	June 30,	March 31,
	2007	2006	2006

Loans serviced for others (in thousands)	$ 212,856	$ 239,650	$ 249,311

Book value per share	$ 20.11	$ 19.48	$ 19.31

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


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

The following table is derived from the OTS interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2007 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 121,792	$ (44,730)	$ 1,719,461	7.08%	-215 bp
+200 bp	144,301	(22,221)	1,754,290	8.23%	-101 bp
+100 bp	159,457	(7,065)	1,782,616	8.95%	-29 bp
0 bp	166,522	-	1,803,824	9.23%
-100 bp	163,401	(3,121)	1,815,217	9.00%	-23 bp
-200 bp	158,821	(7,701)	1,825,525	8.70%	-53 bp

(1)    Represents the decrease of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2007
         ("base case").
(2)    Calculated as the NPV divided by the portfolio value of total assets.
(3)    Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates
         (expressed in basis points).

The following table is derived from the OTS interest rate risk model and represents the change in the NPV at a +200 basis point rate shock at March 31, 2007 and a +200 basis point rate shock at June 30, 2006.
	At March 31, 2007		At June 30, 2006
	(+200 bp rate shock)		(+200 bp rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	9.23%		11.13%
Post-shock NPV ratio: NPV as a % of PV Assets	8.23%		10.32%
Sensitivity measure: Change in NPV Ratio	101	bp	81	bp
TB 13a Level of Risk	Minimal		Minimal

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank's current balance sheet, 12-


month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 100, plus 200, minus 100 and minus 200 basis points. The following table describes the results of the analysis at March 31, 2007 and June 30, 2006.
At March 31, 2007		At June 30, 2006
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	- 8.34%	+200 bp	+1.68%
+100 bp	- 3.09%	+100 bp	+3.88%
-100 bp	+2.53%	-100 bp	+5.02%
-200 bp	+0.14%	-200 bp	-0.31%

At March 31, 2007, the Bank was liability sensitive. Therefore, in a rising interest rate environment, the results project a decline in net interest income over the subsequent 12-month period, and in a falling interest rate environment, the results project an increase in net interest income over the subsequent 12-month period.

At June 30, 2006, the Bank was asset sensitive. Therefore, in a rising interest rate environment, the results project an increase in net interest income over the subsequent 12-month period, and in a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period, except in the -100 basis point scenario where net interest income is projected to increase. It should be noted, however, that the asset/liability sensitivity described is largely the result of projected balance sheet growth.

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

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the nine months ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation's financial position or results of operations.

Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in the Corporation's Form 10-K for the fiscal year ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation's purchases of equity securities for the third quarter of fiscal 2007.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 - 31, 2007	5,400	$ 28.43	5,400	357,671
February 1 - 28, 2007	126,300	$ 27.39	126,300	231,371
March 1 - 31, 2007	62,880	$ 28.00	62,880	168,491
Total	194,580	$ 27.62	194,580	168,491
(1)    On January 23, 2007, the Corporation announced a new repurchase plan of 333,365 shares.

During the quarter ended March 31, 2007, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibits:

3.1	Certificate of Incorporation of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))


3.2	Bylaws of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

10.1	Employment Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.2 to the Corporation's Form 8-K dated December 19, 2005)

10.3	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated December 12, 1996)

10.4	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation's proxy statement dated December 12, 1996)

10.5	Severance Agreement with Lilian Brunner-Salter, Thomas "Lee" Fenn, Richard L. Gale, Donavon P. Ternes and Kathryn R. Gonzales (incorporated by reference to Exhibit 10.1 in the Corporation's Form 8-K dated July 3, 2006)

10.6	2003 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated October 21, 2003)

10.7	Form of Incentive Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Corporation's Annual Report on Form 10-K for the year ended June 30, 2005)

10.8	Form of Non-Qualified Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Corporation's Annual Report on Form 10-K for the year ended June 30, 2005)

10.9	2006 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated October 12, 2006)

10.10	Form of Incentive Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 in the Corporation's Form 10-Q ended December 31, 2006)

10.11	Form of Non-Qualified Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 in the Corporation's Form 10-Q ended December 31, 2006)

10.12	Form of Restricted Stock Agreement for restricted shares awarded under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 in the Corporation's Form 10-Q ended December 31, 2006)

14	Code of Ethics for the Corporation's directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2004)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                           Provident Financial Holdings, Inc.

May 9, 2007                                                      /s/ Craig G. Blunden
                                                                           Craig G. Blunden
                                                                           Chairman, President and Chief Executive Officer
                                                                            (Principal Executive Officer)

May 9, 2007                                                        /s/ Donavon P. Ternes
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

Date: May 9, 2007                                                                              /s/ Craig G. Blunden
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

Date: May 9, 2007                                                                                 /s/ Donavon P. Ternes
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

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended March 31, 2007 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 9, 2007                                                                            /s/ Craig G. Blunden
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

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended March 31, 2007 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 9, 2007                                                                                     /s/ Donavon P. Ternes
                                                                                                                     Donavon P. Ternes
                                                                                                                     Chief Financial Officer
