Form 10-K
period 2007-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2007-09-12
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)	FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934

               For the fiscal year ended June 30, 2007                                 OR

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
YES__    NO  X .

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
YES  X    NO __.

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
YES __   NO   X  .

As of September 5, 2007, there were 6,297,318 shares of the Registrant's common stock issued and outstanding. The Registrant's common stock is listed on the Nasdaq Global Market of The Nasdaq Stock Market LLC under the symbol "PROV." The aggregate market value of the common stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on The Nasdaq Stock Market LLC on December 29, 2006, was $203.7 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

2.   Portions of the definitive Proxy Statement for the fiscal 2007 Annual Meeting of Shareholders ("Proxy Statement")
      are incorporated by reference into Part III.


PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

Page

PART I
Item 1.	Business:
	General	1
	Subsequent Events	1
	Market Area	2
	Competition	2
	Personnel	2
	Segment Reporting	2
	Internet Website	2
	Lending Activities	3
	Mortgage Banking Activities	11
	Loan Servicing	15
	Delinquencies and Classified Assets	15
	Investment Securities Activities	24
	Deposit Activities and Other Sources of Funds	28
	Subsidiary Activities	31
	Regulation	31
	Taxation	38
	Executive Officers	40
Item 1A. Risk Factors		41
Item 1B. Unresolved Staff Comments		45
Item 2. Properties		45
Item 3. Legal Proceedings		46
Item 4. Submission of Matters to a Vote of Security Holders		46
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of
Equity Securities		46
Item 6. Selected Financial Data		48
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:
	General	48
	Critical Accounting Policies	48
	Executive Summary and Operating Strategy	49
	Commitments and Derivative Financial Instruments	50
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	50
	Comparison of Financial Condition at June 30, 2007 and June 30, 2006	51
	Comparison of Operating Results for the Years Ended June 30, 2007 and 2006	52
	Comparison of Operating Results for the Years Ended June 30, 2006 and 2005	55
	Average Balances, Interest and Average Yields/Costs	57
	Yields Earned and Rates Paid	59
	Rate/Volume Analysis	60
	Liquidity and Capital Resources	60
	Impact of Inflation and Changing Prices	61
	Impact of New Accounting Pronouncements	61
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	61
Item 8.	Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
Item 9A.	Controls and Procedures	64
Item 9B.	Other Information	66
PART III
Item 10.	Directors and Executive Officers and Corporate Governance	66
Item 11.	Executive Compensation	67
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
	Matters	67
Item 13.	Certain Relationships and Related Transactions, and Director Independence	68
Item 14.	Principal Accountant Fees and Services	68
PART IV
Item 15.	Exhibits and Financial Statement Schedules	68

Signatures		70


PART I

Item 1. Business

General

Provident Financial Holdings, Inc. (the "Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. (the "Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At June 30, 2007, the Corporation had total assets of $1.6 billion, total deposits of $998.6 million and stockholders' equity of $128.9 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K ("Form 10-K"), including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank, founded in 1956, is a federally chartered stock savings bank headquartered in Riverside, California. The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are federally insured up to applicable limits by the FDIC. The Bank has been a member of the Federal Home Loan Bank ("FHLB") - San Francisco since 1956.

The Bank is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Bank conducts its business operations as Provident Bank, Provident Bank Mortgage ("PBM"), a division of the Bank, and through its subsidiary, Provident Financial Corp. The business activities of the Bank consist of community banking, mortgage banking, investment services and trustee services. Financial information regarding the Corporation's two operating segments, Provident Bank and PBM, is contained in Note 17 to the Corporation's audited consolidated financial statements included in Item 8 of this Form 10-K.

The Bank's community banking operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans. Mortgage banking activities consist of the origination of single-family mortgage loans (including second mortgages and equity lines of credit) for sale and for investment. Through its subsidiary, Provident Financial Corp, the Bank conducts trustee services for the Bank's real estate transactions and has in the past held, and may in the future hold, real estate for investment. The Bank now offers investment and insurance services directly, rather than through its subsidiary. See "Subsidiary Activities" on page 31 of this Form 10-K. The Bank's revenues are derived principally from interest earned on its loan and investment portfolios, and fees generated through its community banking and mortgage banking activities.

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation ("Foundation") in order to further its commitment to the local community. The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank's primary market areas of Riverside and San Bernardino Counties. The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006. No additional funds were contributed by the Bank to the Foundation during fiscal 2007.

Subsequent Events:

Cash dividend
On July 26, 2007, the Corporation announced a cash dividend of $0.18 per share on the Corporation's outstanding shares of common stock for shareholders of record at the close of business on August 20, 2007, which was paid on September 10, 2007.


Market Area

The Bank is headquartered in Riverside, California and operates 12 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County. Management considers Riverside and Western San Bernardino Counties to be the Bank's primary market for deposits. Through the operations of PBM, the Bank has expanded its retail lending market to include a large portion of Southern California and a small portion of Northern California. As of June 30, 2007, there were nine PBM loan production offices located in southern California (primarily in Los Angeles, Riverside, San Bernardino and San Diego Counties) and one PBM loan production office in northern California. PBM's loan production offices include three wholesale loan offices through which the Bank maintains a network of loan correspondents. Most of the Bank's business is conducted in the communities surrounding its full-service branches and loan production offices.

The large geographic area encompassing Riverside and San Bernardino Counties is referred to as the "Inland Empire." According to 2000 Census Bureau population statistics, Riverside and San Bernardino Counties have the sixth and fifth largest county populations in California, respectively. The Bank's market area consists primarily of suburban and urban communities. Western Riverside and San Bernardino Counties are relatively densely populated and are within the greater Los Angeles metropolitan area. The Inland Empire has enjoyed economic strength over the past several years. Many corporations are moving their offices and warehouses to the Inland Empire, which offers more affordable sites and more affordable housing for their employees. This trend has resulted in a significant improvement in real estate property values over the past several years. However, recent slowdowns in the real estate market have effected property values nationwide, including the Inland Empire. The unemployment rate in the Inland Empire in June 2007 was 5.6%, compared to 5.2% in California and 4.5% nationwide, according to U.S. Department of Labor, Bureau of Labor Statistics.

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

Personnel

As of June 30, 2007, the Bank had 315 full-time equivalent employees, which consisted of 256 full-time, 59 prime-time and 31 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes that its relationship with employees is good.

Segment Reporting

Financial information regarding the Corporation's operating segments is contained in Note 17 to the audited consolidated financial statements included in Item 8 of this report.

Internet Website

The Corporation maintains a website at www.myprovident.com. The information contained on that website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own internet access charges, the Corporation makes available free of charge through that website the Corporation's Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after these materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.


 Lending Activities

General. The lending activity of the Bank is predominately comprised of the origination of conventional mortgage loans secured by single-family residential properties for investment (predominantly adjustable rate) and sale (predominantly fixed rate). The Bank also originates multi-family, commercial real estate, construction, commercial business, consumer and other loans to be held for investment. The Bank's net loans held for investment were $1.35 billion at June 30, 2007, representing approximately 81.9% of consolidated total assets. This compares to $1.26 billion, or 77.8% of consolidated total assets, at June 30, 2006.


Loans Held For Investment Analysis. The following table sets forth the composition of the Bank's loans held for investment at the dates indicated.

	At June 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars In Thousands)
Mortgage loans:
Single-family	$ 826,249	59.68%	$ 828,091	61.16%	$ 808,732	65.56%	$ 620,087	65.48%	$ 531,255	64.89%
Multi-family	330,231	23.85	219,072	16.18	119,715	9.70	68,804	7.27	49,699	6.07
Commercial real estate	147,545	10.66	127,342	9.41	122,354	9.92	99,919	10.55	89,666	10.95
Construction	60,571	4.37	149,517	11.05	155,975	12.65	136,265	14.39	118,784	14.51
Total mortgage loans	1,364,596	98.56	1,324,022	97.80	1,206,776	97.83	925,075	97.69	789,404	96.42
Commercial business loans	10,054	0.73	12,911	0.95	15,268	1.24	13,770	1.45	22,489	2.75
Consumer loans	509	0.04	734	0.05	778	0.06	730	0.08	1,086	0.13
Other loans	9,307	0.67	16,244	1.20	10,767	0.87	7,371	0.78	5,724	0.70
Total loans held for investment	1,384,466	100.00%	1,353,911	100.00%	1,233,589	100.00%	946,946	100.00%	818,703	100.00%
Undisbursed loan funds	(25,484)		(84,024)		(95,162)		(78,137)		(67,868)
Deferred loan costs	5,152		3,417		2,693		1,340		602
Allowance for loan losses	(14,845)		(10,307)		(9,215)		(7,614)		(7,218)
Total loans held for
investment, net	$ 1,349,289		$ 1,262,997		$ 1,131,905		$ 862,535		$ 744,219
Loans held for sale, at lower of
cost or market	$ 1,337		$ 4,713		$ 5,691		$ 20,127		$ 4,247


Maturity of Loans Held for Investment. The following table sets forth information at June 30, 2007 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment. Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank's actual principal payment experience to differ materially from that shown below.

		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
(In Thousands)

Mortgage loans:
Single-family	$ 1,720	$ 526	$ 1,988	$ 5,665	$ 816,350	$ 826,249
Multi-family	1,446	2,292	3,068	103,643	219,782	330,231
Commercial real estate	4,718	1,767	10,726	119,851	10,483	147,545
Construction	54,590	-	-	-	5,981	60,571
Commercial business loans	3,420	3,784	2,025	825	-	10,054
Consumer loans	503	6	-	-	-	509
Other loans	8,755	552	-	-	-	9,307
Total loans held for
investment	$ 75,152	$ 8,927	$ 17,807	$ 229,984	$ 1,052,596	$ 1,384,466

 The following table sets forth the dollar amount of all loans held for investment due after June 30, 2008 which have fixed and floating or adjustable interest rates.

		Floating or
		Adjustable
	Fixed-Rate	Rate
(In Thousands)

Mortgage loans:
Single-family	$ 11,714	$ 812,815
Multi-family	15,546	313,239
Commercial real estate	17,529	125,298
Construction	-	5,981
Commercial business loans	2,932	3,702
Consumer loans	6	-
Other loans	552	-
Total loans held for investment	$ 48,279	$ 1,261,035

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

Single-Family Mortgage Loans. The Bank's predominant lending activity is the origination by PBM of loans secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank has established full service branches and loan production offices. At June 30, 2007, total single-family loans held for investment decreased to $826.2 million, or 59.7% of the total loans held for investment from


$828.1 million, or 61.2% of the total loans held for investment at June 30, 2006. The decrease in the single-family loans in fiscal 2007 was primarily attributable to loan prepayments, partly offset by $204.4 million of new loan originations.

The Bank's residential mortgage loans are generally underwritten and documented in accordance with guidelines established by major Wall Street firms, institutional loan buyers, Freddie Mac and Fannie Mae (collectively, "the secondary market"). All government insured loans are generally underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development ("HUD") and the Veterans' Administration ("VA"). Loans are normally classified as either conforming (meeting agency criteria) or non-conforming (meeting an investor's criteria). These non-conforming loans are additionally classified as "A" or "Alt-A". The "A" loans are typically those that exceed agency loan limits but closely mirror agency underwriting criteria. The "Alt-A" loans are underwritten to expanded guidelines allowing a borrower with good credit a broader range of product choices. The "Alt-A" criteria includes interest-only loans, stated-income loans and greater than 30-year amortization loans. Given the current market environment, the production of these non-conforming loans is expected to decrease.

The Bank offers closed-end, fixed-rate home equity loans that are secured by the borrower's primary residence. These loans do not exceed 100% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest. At June 30, 2007, home equity loans amounted to $6.6 million, or 0.8% of single-family loans as compared to $2.0 million, or 0.2% of single-family loans at June 30, 2006. The Bank also offers secured lines of credit, which are generally secured by a second mortgage on the borrower's primary residence. Secured lines of credit have an interest rate that is typically one to two percentage points above the prime lending rate. As of June 30, 2007 and 2006, the outstanding secured lines of credit were $886,000 and $1.3 million, respectively.

The Bank offers adjustable rate mortgage ("ARM") loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Bank meet the underwriting standards of the secondary market. The Bank offers several ARM products, which adjust monthly, semi-annually, or annually after an initial fixed period ranging from one month to five years subject to a limitation on the annual increase of one to two percentage points and an overall limitation of three to six percentage points. The ARM loans in the Bank's loans held for investment utilize the London Interbank Offered Rate index ("LIBOR"), the FHLB Eleventh District cost of funds index ("COFI"), the 12-month average Treasury index ("12 MAT") or the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year index ("CMT"), plus a margin of 2.00% to 3.25%. Loans based on the LIBOR index constitute a majority of the Bank's loans held for investment. The majority of the ARM loans held for investment have three- or five-year fixed periods prior to the first adjustment ("3/1 or 5/1 hybrids"), and do not require principal amortization for up to 120 months. Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period. To coincide with the Bank's 50th Anniversary, the Bank began offering 50-year single-family mortgage loans in fiscal 2006. The Bank had a total of 51 loans for $20.7 million with a 50-year term at June 30, 2007, compared to a total of 27 loans for $11.0 million at June 30, 2006.

As of June 30, 2007, the Bank had $87.4 million in mortgage loans that are subject to negative amortization, $12.6 million of which were single-family loans. This compares to $95.4 million at June 30, 2006, with $20.7 million of single-family loans. Negative amortization involves a greater risk to the Bank. During a period of high interest rates, the loan principal balance may increase by up to 115% of the original loan amount. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a given interest rate and competitive environment.

The retention of ARM loans, rather than fixed-rate loans, helps to reduce exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest charges to be paid by the borrower as a result of increases in interest rates or the expiration of interest-only periods. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of the increase in the required payment from the borrower. Furthermore, the risk of default may increase because ARM loans originated


by the Bank occasionally provide, as a marketing incentive, for initial rates of interest below those rates that would apply if the adjustment index plus the applicable margin were initially used for pricing. Such loans are subject to increased risks of default or delinquency. Additionally, while ARM loans allow the Bank to decrease the sensitivity of its assets as a result of changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. In addition to fully amortizing ARM loans, the Bank has interest-only ARM loans, which typically have a fixed interest rate for the first three to five years, followed by a periodic adjustable interest rate, coupled with an interest only payment of three to ten years, followed by a fully amortizing loan payment for the remaining term. As of June 30, 2007 and 2006, interest-only, first trust deed, ARM loans were $616.5 million and $638.5 million, or 45.2% and 50.1%, respectively, of the loans held for investment. Furthermore, because loan indexes may not respond perfectly to market interest rates, upward adjustments on loans may occur more slowly than increases in the Bank's cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these characteristics, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

The following table describes certain credit risk characteristics of the Corporation's single-family, first trust deed, mortgage loans held for investment as of June 30, 2007:

	Outstanding	Weighted-Average	Weighted-Average	Weighted-Average
(Dollars in Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 616,486	733	74%	1.78 years
Stated income (5)	$ 444,077	730	73%	1.89 years
FICO less than or equal to 660	$ 26,843	641	72%	2.42 years
Over 30-year amortization	$ 30,289	737	69%	2.16 years

 (1)   The outstanding balance presented on this table may overlap more than one category.
(2)   The FICO score represents the credit worthiness, as reported by an independent third party, of a borrower based on the borrower's credit history. A higher FICO score indicates a greater degree of creditworthiness.
(3)    LTV (loan-to-value) is the ratio calculated by dividing the original loan balance by the original appraised value of the real estate collateral.
(4)    Seasoning describes the number of years since the funding date of the loan.
(5)    Stated income is defined as a borrower provided level of income which is not subject to verification during the loan origination process.

The Bank's lending policy generally limits loan amounts for conventional first trust deed loans to 97% of the appraised value or purchase price of a property, whichever is lower. Higher loan-to-value ratios are available on certain government-insured or investor programs. The Bank generally requires private mortgage insurance on first trust deed residential loans with loan-to-value ratios exceeding 80% at the time of origination.

Multi-Family and Commercial Real Estate Mortgage Loans. At June 30, 2007, multi-family mortgage loans were $330.2 million and commercial real estate loans were $147.5 million, or 23.9% and 10.7%, respectively, of loans held for investment. Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination and purchase of multi-family and commercial real estate loans a priority. At June 30, 2007, the Bank had 408 multi-family and 181 commercial real estate loans in loans held for investment.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 3/1, 5/1 and 10/1 hybrids, with a term to maturity of 10 to 30 years based on a 25- to 30-year amortization schedule. Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including 3/1 and 5/1 hybrids, with a term to maturity of 10 years and a 25-year amortization schedule. Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to annual payment caps and life-of-loan interest rate caps. At June 30, 2007, $208.9 million, or 63.3%, of the Bank's multi-family loans were secured by five to 36 unit projects and were primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego Counties. The Bank's commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, mini warehouses and small retail centers, primarily located in Southern California. The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $4.0 million. At June 30, 2007, the Bank had 69 commercial real estate and multi-family loans with principal balances


greater than $1.5 million totaling $176.4 million, all of which were performing in accordance with their terms as of June 30, 2007. Independent appraisers, engaged by the Bank, perform appraisals on properties that secure multi-family and commercial real estate loans. Underwriting of multi-family and commercial real estate loans includes, among other considerations, a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and income level of the borrowers.

Multi-family and commercial real estate loans afford the Bank an opportunity to receive higher interest rates than those generally available from single-family mortgage loans. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. The multi-family and commercial real estate loans are primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego Counties. At June 30, 2007, the Bank did not have any non-accrual multi-family or commercial real estate loans or any multi-family or commercial real estate loans that were 60 days or more past due.

Construction Mortgage Loans. The Bank originates two types of residential construction loans: short-term construction loans and construction/permanent loans. At June 30, 2007, the Bank's construction loans (gross of undisbursed loan funds) were $60.6 million, or 4.4% of loans held for investment, a decrease of $88.9 million, or 59.5%, during fiscal 2007. Undisbursed loan funds at June 30, 2007 and 2006 were $23.1 million and $75.3 million, respectively. The decrease in construction loans was primarily attributable to the management decision to reduce tract construction loan originations (given recent unfavorable real estate market conditions). Also, the decrease was attributable to loan payoff, construction completion and lower demand. Total loan payoff during fiscal 2007 was $76.8 million, gross of undisbursed loan funds and total construction completion (converted to permanent loans) during fiscal 2007 were $24.5 million. Total loan originations declined $105.6 million (gross, including undisbursed loan funds), or 88%, to $14.3 million in fiscal 2007 from $119.9 million in fiscal 2006.

The composition of the Bank's construction loan portfolio is as follows:
	At June 30,
	2007		2006
	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Short-term construction	$ 54,251	89.57%	$ 110,726	74.06%
Construction/permanent	6,320	10.43	38,791	25.94
	$ 60,571	100.00%	$ 149,517	100.00%

 Short-term construction loans include three types of loans: custom construction, tract construction, and speculative construction. Additionally, the Bank makes short-term (18 to 36 month) lot loans to facilitate land acquisition prior to the start of construction. The Bank also provides construction financing for multi-family and commercial real estate properties. As of June 30, 2007 total multi-family construction loans were $4.4 million with undisbursed loan funds of $341,000; while total commercial real estate construction loans were $3.8 million with undisbursed loan funds of $2.6 million.

Custom construction loans are made to individuals who, at the time of application, have a contract executed with a builder to construct their residence. Custom construction loans are generally originated for a term of 12 months, with adjustable interest rates at the prime lending rate plus a margin and with loan-to-value ratios of up to 80% of the appraised value of the completed property. The owner secures long-term permanent financing at the completion of construction. At June 30, 2007, custom construction loans were $18.7 million, with undisbursed loan funds of $6.6 million. The custom construction loans include 23 individual construction loans in a single-family construction project located in Coachella, California. These 23 loans, with a disbursed total of $5.0 million, were placed on non-


accrual status in December 2006 and have a specific loan loss reserve of $2.6 million. The reserve was established because financial viability of the project is uncertain. The Bank believes that the loans were fraudulently obtained and has filed lawsuits alleging loan fraud by the 23 individual borrowers, misrepresentation fraud by the mortgage loan broker and misuse of funds fraud by the contractor. Given the number of parties involved, the complexity of the transaction and probable fraud, this matter may not be resolved quickly. Additionally, it is far from certain the amount, if any, that the Bank may recover.

The Bank makes tract construction loans to subdivision builders. These subdivisions are usually financed and built in phases. A thorough analysis of market trends and demand within the area are reviewed for feasibility. Generally, significant presales are required prior to commencement of construction. Tract construction may include the building and financing of model homes under a separate loan. The terms for tract construction loans range from 12 to 18 months with interest rates floating from 1.0% to 2.0% above the prime lending rate. At June 30, 2007, tract construction loans were $18.9 million, with undisbursed loan funds of $8.5 million.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified during or after the construction period. The builder may be required to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified. At June 30, 2007, speculative construction loans were $14.8 million, with undisbursed loan funds of $5.0 million.

Construction/permanent loans automatically roll from the construction to the permanent phase. The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally floating at prime or above and with a loan-to-value ratio of up to 80% of the appraised value of the completed property.

Construction loans under $1.0 million are approved by Bank personnel specifically designated to approve construction loans. The Bank's Loan Committee, comprised of the Chief Executive Officer, Chief Lending Officer, Chief Financial Officer, Senior Vice President - PBM, and Vice President - Loan Administration, approves all construction loans over $1.0 million. Prior to approval of any construction loan, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, and analyzes the pro forma data and assumptions on the project. In the case of a tract or speculative construction loan, the Bank reviews the experience and expertise of the builder. After the Bank expresses an interest in the project, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert report necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires the borrower to deposit their own funds into a loan-in-process account, which the Bank disburses consistent with the completion of the subject property pursuant to a revised disbursement schedule.

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

Construction loans afford the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than its single-family mortgage loans. Construction loans, however, are generally considered to involve a higher degree of risk than single-family mortgage loans because of the inherent difficulty in estimating both a property's value at completion of the project and the cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a


project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan matures. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices. In addition, because the Bank's construction lending is in its primary market area, changes in the local or regional economy and real estate market could adversely affect the Bank's construction loans held for investment.

Participation Loan Purchases and Sales. In an effort to expand production and diversify risk, the Bank purchases loan participations, which allows for greater geographic distribution of the Bank's loans and increases loan production volume. The Bank is aggressively networking with other lenders to purchase participating interests in multi-family and commercial real estate loans. The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield. This servicing fee is primarily offset by a reduction in operating expenses to the Bank. As of June 30, 2007, total loans serviced by other financial institutions were $159.8 million, of which $111.0 million was serviced by a single financial institution. All properties serving as collateral for loan participations are inspected by a representative of the Bank or a third party inspection service prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank.

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

Commercial Business Loans. The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire. Commercial business loans allow the Bank to diversify its lending and increase the average loan yield. As of June 30, 2007, commercial business loans were $10.1 million, or 0.7% of loans held for investment. These loans represent unsecured lines of credit and term loans secured by business assets.

Commercial business loans are generally made to customers who are well known to the Bank and are generally secured by accounts receivable, inventory, business equipment and/or other assets. The Bank's commercial business loans may be structured as term loans or as lines of credit. Lines of credit are made at variable rates of interest equal to a negotiated margin above the prime rate and term loans are at a fixed or variable rate. The Bank may also obtain personal guarantees from financially capable parties based on a review of personal financial statements. Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year or less.

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans. Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectable and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment. During fiscal 2007, the Bank did not have any charge-offs on commercial business loans.

Consumer and Other Loans. At June 30, 2007, the Bank's consumer loans were $509,000, or less than 0.1%, of the Bank's loans held for investment, a decrease of $225,000, or 30.7%, during fiscal 2007. The Bank offers open-ended lines of credit on either a secured or unsecured basis. The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the FHLB Eleventh District COFI, which adjusts monthly.


Secured savings lines of credit at June 30, 2007 and 2006 were $302,000 and $523,000, respectively, and are included in consumer loans.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured. Consumer loan collections are dependent on the borrower's ongoing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At June 30, 2007, the Bank had no consumer loans accounted for on a non-accrual basis.

Other loans, which primarily consist of land loans, were $9.3 million, or 0.7%, of the Bank's loans held for investment, a decrease of $6.9 million, or 42.6%, during fiscal 2007. The Bank makes land loans, primarily lot loans, to accommodate borrowers who intend to build on the land within a specified period of time. The majority of these land loans are for the construction of single-family residences; however, the Bank may make short-term loans on a limited basis for the construction of commercial properties. The terms generally require a fixed rate with maturity between 18 to 36 months.

Mortgage Banking Activities

General. Mortgage banking involves the origination and sale of single-family mortgage and consumer loans (second mortgages and equity lines of credit) by PBM for the purpose of generating gains on sale of loans and fee income on the origination of loans. PBM also originates single-family and consumer loans for investment. Given current pricing in the mortgage markets, the Bank generally sells the majority of its loans on a servicing-released basis. Generally, the level of loan sale activity and, therefore, its contribution to the Bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the number of loans originated by the Bank and, thus, the amount of loan sales, net interest income and loan fees earned. Originations of loans during fiscal 2007, 2006 and 2005 were $1.31 billion, $1.53 billion and $1.77 billion, respectively. PBM originated $205.6 million, $326.9 million and $513.6 million in fiscal 2007, 2006 and 2005, respectively, of loans held for investment.

Loan Solicitation and Processing. The Bank's mortgage banking operations consist of both wholesale and retail loan originations. The Bank's wholesale loan production utilizes a network of approximately 1,465 loan brokers approved by the Bank who originate and submit loans at a markup over the Bank's daily published price. Wholesale loans originated for sale in fiscal 2007, 2006 and 2005 were $816.9 million, $840.5 million and $872.2 million, respectively. The Bank maintains regional wholesale lending offices in Pleasanton, Rancho Cucamonga and San Diego, California.

PBM's retail loan production utilizes loan officers, underwriters and processors. PBM's loan officers generate retail loan originations primarily through referrals from realtors, builders, employees and customers. As of June 30, 2007, PBM operated retail offices within the Bank's facilities in Temecula and stand-alone retail loan production offices in Diamond Bar, Glendora, La Quinta, Riverside, Torrance and Vista, all in Southern California. During fiscal 2007, the Bank closed three stand-alone retail loan production offices in Carlsbad, Corona and Huntington Beach and consolidated other facilities. Generally, the cost of retail operations exceeds the cost of wholesale operations as a result of the additional employees needed for retail operations. However, the revenue per mortgage for retail originations is generally higher since the origination fees are retained by the Bank. Retail loans originated for sale in fiscal 2007, 2006 and 2005 were $290.2 million, $363.6 million and $391.8 million, respectively. The decrease in retail loan originations during fiscal 2007 was primarily attributable to a decline in purchase transactions.

The Bank requires evidence of marketable title, lien position, loan-to-value, title insurance and appraisals on all properties. The Bank also requires evidence of fire and casualty insurance on the value of improvements. As stipulated by federal regulations, the Bank requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

Loan Commitments and Rate Locks. The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made with specified terms and conditions. Interest


rate locks are generally offered to prospective borrowers for up to a 60-day period. The borrower may lock in the rate at any time from application until the time they wish to close the loan. Occasionally, borrowers obtaining financing on new home developments are offered rate locks for up to 120 days from application. The Bank's outstanding commitments to originate loans to be held for sale were $35.1 million at June 30, 2007 (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). When the Bank issues a commitment to a borrower, there is a risk to the Bank that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold. To control the interest rate risk caused by mortgage banking activities, the Bank uses forward loan sale agreements, forward commitments to purchase MBS and over-the-counter put and call option contracts related to mortgage-backed securities (see "Derivative Activities" on page 14 of this Form 10-K).

Loan Origination and Other Fees. The Bank may receive origination points and loan fees. Origination points are a percentage of the principal amount of the mortgage loan, which is charged to a borrower for funding a loan. The amount of points charged by the Bank ranges from 0% to 2%. Current accounting standards require points and fees received for originating loans held for investment (net of certain loan origination costs) to be deferred and amortized into interest income over the contractual life of the loan. Origination fees and costs for loans originated for sale are deferred until the related loans are sold. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income or expense at the time of prepayment or sale. At June 30, 2007, the Bank had $5.2 million of unamortized deferred loan origination costs (net) in loans held for investment.

Loan Originations, Sales and Purchases. The Bank's mortgage originations include conventional loans as well as loans insured by the FHA and VA. Except for loans originated as held for investment, loans originated through mortgage banking activities are intended for eventual sale into the secondary market. As such, these loans must meet the origination and underwriting criteria established by the final investors. The Bank sells a large percentage of the mortgage loans that it originates as whole loans to institutional investors. The Bank also sells conventional whole loans to Fannie Mae and the FHLB - San Francisco through their purchase programs (see "Derivative Activities" on page 14 of this Form 10-K).


The following table shows the Bank's loan originations, purchases, sales and principal repayments during the periods indicated.

	Year Ended June 30,
	2007	2006	2005
(In Thousands)
Loans originated for sale:
Retail originations	$ 296,356	$ 380,409	$ 397,057
Wholesale originations	830,260	857,397	888,780
Total loans originated for sale (1)	1,126,616	1,237,806	1,285,837

Loans sold:
Servicing released	(1,119,330)	(1,242,093)	(1,232,682)
Servicing retained	(4,108)	(19,348)	(81,711)
Total loans sold (2)	(1,123,438)	(1,261,441)	(1,314,393)

Loans originated for investment:
Mortgage loans:
Single-family	204,376	330,092	513,588
Multi-family	23,633	28,868	26,332
Commercial real estate	48,558	32,630	41,605
Construction	14,328	104,923	127,472
Commercial business loans	3,818	1,930	7,370
Consumer loans	7	-	8
Other loans	2,084	14,324	6,750
Total loans originated for investment (3)	296,804	512,767	723,125

Loans purchased for investment:
Mortgage loans:
Multi-family	119,625	93,605	34,092
Commercial real estate	-	-	1,768
Construction	-	14,964	24,113
Commercial business loans	-	900	-
Other loans	-	2,250	1,250
Total loans purchased for investment	119,625	111,719	61,223

Mortgage loan principal repayments	(379,420)	(476,228)	(482,869)
Real estate acquired in settlement of loans	(5,902)	(411)	-
Increase (decrease) in other items, net (4)	48,631	5,902	(17,989)
Net increase in loans held for investment
and loans held for sale	$ 82,916	$ 130,114	$ 254,934

 (1)   Primarily comprised of PBM loans originated for sale, totaling $1.11 billion, $1.20 billion and $1.26 billion, respectively.
(2)   Primarily comprised of PBM loans sold, totaling $1.10 billion, $1.22 billion and $1.27 billion, respectively.
(3)   Primarily comprised of PBM loans originated for investment, totaling $205.6 million, $326.9 million and $513.6 million, respectively.
(4)   Includes net changes in undisbursed loan funds, deferred loan fees or costs and allowance for loan losses.

Mortgage loans sold to institutional investors generally are sold without recourse other than standard representations and warranties. Most mortgage loans sold to Fannie Mae are sold on a non-recourse basis and foreclosure losses are generally the responsibility of the purchaser and not the Bank, except in the case of VA loans used to form


Government National Mortgage Association ("GNMA") pools, which are subject to limitations on the VA's loan guarantees. The amount subject to this limitation is immaterial.

Loans sold by the Bank to the FHLB - San Francisco under its Mortgage Partnership Finance ("MPF") program also have a recourse provision. The FHLB - San Francisco absorbs the first four basis points of loss, and a credit scoring process is used to calculate the recourse amount to the Bank. All losses above this calculated recourse amount are the responsibility of the FHLB - San Francisco. In consideration of the obligation of the Bank to accept the recourse liability, the FHLB - San Francisco pays the Bank a credit enhancement fee on a monthly basis. As of June 30, 2007, the Bank serviced $173.2 million of loans under this program and has established a recourse reserve of $191,000. To date, no losses have been experienced.

Occasionally, the Bank is required to repurchase loans sold to Fannie Mae, FHLB - San Francisco or institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 30 days past due within 120 days of the loan funding date. During the year ended June 30, 2007, the Bank repurchased $14.6 million of single-family mortgage loans as compared to $2.0 million in fiscal 2006 and $962,000 in fiscal 2005.

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

Under forward loan sale agreements, usually with Fannie Mae, FHLB - San Francisco or institutional investors, the Bank is obligated to sell certain dollar amounts of mortgage loans that meet specific underwriting and legal criteria before the expiration of the commitment period. These terms include the maturity of the individual loans, the yield to the purchaser, the servicing spread to the Bank (if servicing is retained) and the maximum principal amount of the individual loans. Forward loan sales protect loan sale prices from interest rate fluctuations that may occur from the time the interest rate of the loan is established to the time of its sale. The amount of and delivery date of the forward loan sale commitments are based upon management's estimates as to the volume of loans that will close and the length of the origination commitment. Forward loan sales do not provide complete interest-rate protection, however, because of the possibility of fallout (i.e., the failure to fund) during the origination process. Differences between the estimated volume and timing of loan originations and the actual volume and timing of loan originations can expose the Bank to significant losses. If the Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Bank may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices. Similarly, if the Bank has too many loans to deliver, the Bank must execute additional forward loan sale commitments at current market prices, which may be unfavorable to the Bank. Generally, the Bank seeks to maintain forward loan sale agreements equal to the closed loans held for sale plus those applications that the Bank has rate locked and/or committed to close, adjusted by the projected fallout. The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Bank. For the year ended June 30, 2007, the Bank had a net gain of $212,000 attributable to the underlying derivative financial instruments. At June 30, 2007, the Bank had outstanding commitments to sell loans of $27.0 million and commitments to originate loans to be held for sale of $35.1 million (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

In order to reduce the interest rate risk associated with commitments to originate loans that are in excess of forward loan sale commitments, the Bank purchases over-the-counter put or call option contracts on government sponsored enterprise mortgage-backed securities. At June 30, 2007, the Bank had $11.5 million in put option contracts outstanding, which provided $8.5 million of coverage, and $1.0 million in call option contracts, which offset $420,000 of coverage. In addition, the Bank entered into commitments to purchase MBS (commonly referred to as


a "synthetic call") to lock in profits (losses) from its put option contracts. As of June 30, 2007, total forward commitments to purchase MBS were $6.5 million.

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

Loan Servicing

The Bank receives fees from a variety of institutional investors in return for performing the traditional services of collecting individual loan payments. At June 30, 2007, the Bank was servicing $205.8 million of loans for others, a decline from $239.7 million at June 30, 2006. The decrease was primarily attributable to loan prepayments, which were larger than new loans sold on a servicing-retained basis. To the extent loans were sold on a servicing-retained basis, the majority were sold to the FHLB - San Francisco under the MPF program. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value. The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees. The Corporation periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis, based on loan type and interest rate. Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase). In estimating fair values at June 30, 2007 and 2006, the Corporation used a Constant Prepayment Rate ("CPR") of 3.53% and 5.19%, respectively, and a weighted-average discount rate of 9.00% and 9.01%, respectively. At June 30, 2007 and 2006, there were no required valuation reserves against the servicing assets. In aggregate, servicing assets had a carrying value of $991,000 and a fair value of $2.2 million at June 30, 2007, compared to a carrying value of $1.4 million and a fair value of $2.2 million at June 30, 2006.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips. Interest-only strips are carried at fair value, utilizing the same assumptions used to calculate the value of the underlying servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss). Interest-only strips had a fair value of $603,000, gross unrealized gains of $378,000 and an amortized cost of $225,000 at June 30, 2007, compared to a fair value of $584,000, gross unrealized gains of $259,000 and an amortized cost of $325,000 at June 30, 2006.

Delinquencies and Classified Assets

Delinquent Loans. When a mortgage loan borrower fails to make a required payment when due, the Bank initiates collection procedures. At management's discretion, a property inspection is performed when foreclosure proceeding are initiated or when there is an indication of a problem with a particular property. In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency, or sooner if the borrower is chronically delinquent, and all reasonable means of obtaining the payment have been exhausted, foreclosure proceedings, according to the terms of the security instrument and applicable law, are initiated. Interest income is reduced by the full amount of accrued and uncollected interest on such loans.


A loan is generally placed on non-accrual status when its contractual payments are more than 90 days delinquent or if the loan is deemed impaired. In addition, interest income is not recognized on any loan where management has determined that collection is not reasonably assured. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.


The following table sets forth delinquencies in the Bank's loans held for investment as of the dates indicated.

	At June 30,
	2007				2006				2005
	60 - 89 Days		90 Days or More		60 - 89 Days		90 Days or More		60 - 89 Days		90 Days or More
	Numberof Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
(Dollars in Thousands)
Mortgage loans:
Single-family	5	$ 1,431	47	$ 14,076	-	$ -	5	$ 1,320	-	$ -	5	$ 655
Construction	-	-	23	4,981	-	-	1	1,313	-	-	-	-
Commercial business loans	-	-	3	252	-	-	-	-	-	-	4	41
Other loans	-	-	1	108	-	-	-	-	-	-	-	-
Total	5	$ 1,431	74	$ 19,417	-	$ -	6	$ 2,633	-	$ -	9	$ 696


The following table sets forth information with respect to the Bank's non-performing assets and restructured loans, net of specific loan loss reserves, within the meaning of Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," at the dates indicated.

	At June 30,
	2007	2006	2005	2004	2003
(Dollars In Thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 13,271	$ 1,215	$ 590	$ 1,044	$ 1,309
Construction	2,357	1,313	-	-	-
Commercial business loans	171	-	-	41	32
Consumer loans	-	-	-	-	161
Other loans	108	-	-	-	-
Total	15,907	2,528	590	1,085	1,502

Accruing loans which are contractually past due 90 days or more	-	-	-	-	-

Total of non-accrual and 90 days past
due loans	15,907	2,528	590	1,085	1,502

Real estate owned, net	3,804	-	-	-	523
Total non-performing assets	$ 19,711	$ 2,528	$ 590	$ 1,085	$ 2,025
Restructured loans	$ -	$ -	$ -	$ -	$ -

Non-accrual and 90 days or more
past due loans as a percentage of
loans held for investment, net	1.18%	0.20%	0.05%	0.13%	0.20%

Non-accrual and 90 days or more
past due loans as a percentage of
total assets	0.97%	0.16%	0.04%	0.08%	0.12%

Non-performing assets as a percentage
of total assets	1.20%	0.16%	0.04%	0.08%	0.16%

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

As of June 30, 2007, total non-performing assets were $19.7 million which was comprised of 47 single-family loans, 23 construction loans, three commercial business loans, one other loan and 10 real estate owned properties. Compared to June 30, 2006, total non-performing assets increased $17.2 million, or 688%, primarily due to the weakness in the California real estate market and increases in interest rates on mortgages.


Foregone interest income, which would have been recorded for the year ended June 30, 2007 had the impaired loans been current in accordance with their original terms, amounted to $989,000 and was not included in the results of operations for the year ended June 30, 2007.

Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or market value less the cost of sale. Subsequent declines in value are charged to operations. At June 30, 2007, the Bank had $3.8 million in real estate owned, all of which were single-family residential homes.

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

The aggregate amounts of the Bank's classified assets, including assets designated as special mention, were as follows at the dates indicated:

	At June 30,
	2007	2006
(Dollars In Thousands)

Special mention assets	$ 13,299	$ 3,663
Substandard assets	18,990	5,661
Total	$ 32,289	$ 9,324

Total classified assets as a
percentage of total assets	1.96%	0.57%

The Bank's classified assets increased $23.0 million, or 247%, to $32.3 million at June 30, 2007 from $9.3 million at June 30, 2006. This increase was primarily attributable to the recent decline in real estate market values and increases in short-term interest rates. As of June 30, 2007, special mention assets were comprised of 12 single-family loans ($5.6 million), three multi-family loans ($3.3 million), five construction loans ($2.6 million), two commercial real estate loans ($1.5 million) and two commercial business loans ($263,000); substandard assets were comprised of 52 single-family loans ($15.0 million), 23 construction loans ($2.4 million), three commercial real estate loans ($745,000), five commercial business loans ($296,000), one multi-family loan ($444,000) and one other loan ($108,000).


As set forth below, assets classified as special mention and substandard as of June 30, 2007 were comprised of 109 loans totaling approximately $32.3 million.

	Number of
	Loans	Special Mention	Substandard	Total
(Dollars In Thousands)
Mortgage loans:
Single-family	64	$ 5,594	$ 15,040	$ 20,634
Multi-family	4	3,326	444	3,770
Commercial real estate	5	1,544	745	2,289
Construction	28	2,572	2,357	4,929
Commercial business loans	7	263	296	559
Other loans	1	-	108	108
Total	109	$ 13,299	$ 18,990	$ 32,289

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

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses inherent in the loans held for investment. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan. The responsibility for the review of the Bank's assets and the determination of the adequacy of the allowance lies with the Internal Asset Review Committee ("IAR Committee"). The Bank adjusts its allowance for loan losses by charging or crediting its provision for loan losses against the Bank's operations.

The Bank has established a methodology for the determination of the provision for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for loan losses as well as specific allowances that are tied to individual loans. The Bank's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowance for identified problem loans.

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


maintain the allowance at an appropriate level. Management presents the minutes of the IAR Committee to the Bank's Board of Directors on a quarterly basis, which summarizes the actions of the Committee.

The IAR Committee meets quarterly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses. To the extent that any of these conditions are apparent by identifiable problem credits or portfolio segments as of the evaluation date, the IAR Committee's estimate of the effect of such conditions may be reflected as a specific allowance applicable to such credits or portfolio segments. Where any of these conditions is not apparent by specifically identifiable problem credits or portfolio segments as of the evaluation date, the IAR Committee's evaluation of the probable loss related to such condition is reflected in the unallocated allowance. The intent of the Committee is to reduce the differences between estimated and actual losses. Pooled loan factors are adjusted to reflect current estimates of charge-offs for the subsequent 12 months. Loss activity is reviewed for non-pooled loans and the loss factors adjusted, if necessary. By assessing the probable estimated losses inherent in the loans held for investment on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

At June 30, 2007, the Bank had an allowance for loan losses of $14.8 million, or 1.09% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2006 of $10.3 million, or 0.81% of gross loans held for investment. A $5.1 million provision for loan losses was recorded in fiscal 2007, compared to $1.1 million in fiscal 2006. The Bank's intent to expand its investment in multi-family, commercial real estate, construction and commercial business loans, as well as rising delinquencies and defaults in single-family mortgage loans, may lead to increased levels of charge-offs. Although management believes the best information available is used to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

As a result of the decline in real estate values and the significant losses experienced by many financial institutions, there has been a higher level of scrutiny by regulatory authorities of the loan portfolio of financial institutions undertaken as a part of the examinations of such institutions. While the Bank believes that it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not recommend that the Bank significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.


The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations.

	Year Ended June 30,
	2007	2006	2005	2004	2003
(Dollars In Thousands)

Allowance at beginning of period	$ 10,307	$ 9,215	$ 7,614	$ 7,218	$ 6,579
Provision for loan losses	5,078	1,134	1,641	819	1,055
Recoveries:
Consumer loans	1	2	2	1	45
Total recoveries	1	2	2	1	45

Charge-offs:
Mortgage loans:
Single-family	(535)	-	-	-	(16)
Commercial business loans	-	(41)	(32)	(415)	(436)
Consumer loans	(6)	(3)	(10)	(9)	(9)
Total charge-offs	(541)	(44)	(42)	(424)	(461)

Net charge-offs	(540)	(42)	(40)	(423)	(416)
Allowance at end of period	$ 14,845	$ 10,307	$ 9,215	$ 7,614	$ 7,218

Allowance for loan losses as a percentage of
gross loans held for investment	1.09%	0.81%	0.81%	0.88%	0.96%

Net charge-offs as a percentage of average
loans receivable, net, during the period	0.04%	-	-	0.05%	0.06%

Allowance for loan losses as a percentage of
non-performing loans at the end of the period	93.32%	407.71%	1,561.86%	701.75%	480.56%

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
	At June 30,
	2007		2006		2005		2004		2003
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
(Dollars In Thousands)
Mortgage loans:
Single-family	$ 2,893	59.68%	$ 2,382	61.16%	$ 1,924	65.56%	$ 1,561	65.48%	$ 1,372	64.89%
Multi-family	4,255	23.85	2,819	16.18	1,936	9.70	1,177	7.27	818	6.07
Commercial real estate	4,000	10.66	3,476	9.41	3,663	9.92	3,095	10.55	2,684	10.95
Construction	2,973	4.37	788	11.05	426	12.65	421	14.39	558	14.51
Commercial business loans	449	0.73	525	0.95	1,040	1.24	1,197	1.45	1,601	2.75
Consumer loans	14	0.04	16	0.05	16	0.06	16	0.08	18	0.13
Other loans	261	0.67	301	1.20	210	0.87	147	0.78	114	0.70
Unallocated	-	N/A	-	N/A	-	N/A	-	N/A	53	N/A
Total allowance for loan losses	$ 14,845	100.00%	$ 10,307	100.00%	$ 9,215	100.00%	$ 7,614	100.00%	$ 7,218	100.00%


Investment Real Estate

Investment real estate is carried at the lower of cost or fair market value. All costs associated with disposition are considered in the determination of fair value. In July 2006, the Corporation sold the last property held by a wholly owned subsidiary, approximately six acres of land located in Riverside, California, for a pre-tax gain of $2.3 million (approximately $1.3 million net of taxes).

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

At June 30, 2007, the Corporation's investment securities portfolio was $150.8 million, which primarily consisted of federal agency and government sponsored enterprise obligations. A total of $131.8 million (estimated fair value) of the Corporation's investment securities portfolio was classified as available for sale. All other securities were classified as held to maturity.


The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.

	At June 30,
	2007			2006			2005
		Estimated			Estimated			Estimated
	Amortized	Fair		Amortized	Fair		Amortized	Fair
	Cost	Value	Percent	Cost	Value	Percent	Cost	Value	Percent
(Dollars In Thousands)
Held to maturity securities:
U.S. government sponsored enterprise debt securities	$ 19,000	$ 18,836	12.50%	$ 51,028	$ 49,911	28.35%	$ 51,028	$ 50,117	21.65%
U.S. government agency MBS (1)	1	1	-	3	3	-	4	4	-
Corporate bonds	-	-	-	-	-	-	996	1,006	0.43
Certificates of deposit	-	-	-	-	-	-	200	200	0.09

Total held to maturity	19,001	18,837	12.50	51,031	49,914	28.35	52,228	51,327	22.17

Available for sale securities:
U.S. government sponsored enterprise debt securities	9,849	9,683	6.43	21,846	21,264	12.08	24,838	24,399	10.54
U.S. government agency MBS	57,555	57,539	38.18	38,143	37,365	21.22	56,517	56,377	24.35
U.S. government sponsored enterprise MBS	58,861	59,066	39.20	61,455	61,249	34.79	91,144	91,748	39.62
Private issue CMO (2)	4,627	4,641	3.08	5,557	5,412	3.07	7,312	7,266	3.14
Freddie Mac common stock	6	364	0.24	6	342	0.19	6	391	0.17
Fannie Mae common stock	1	26	0.02	1	19	0.01	1	23	0.01
Other common stock	118	523	0.35	118	507	0.29	-	-	-

Total available for sale	131,017	131,842	87.50	127,126	126,158	71.65	179,818	180,204	77.83

Total investment securities	$ 150,018	$ 150,679	100.00%	$ 178,157	$ 176,072	100.00%	$ 232,046	$ 231,531	100.00%

 (1) Mortgage-backed securities ("MBS")
(2) Collateralized mortgage obligations ("CMO")


As of June 30, 2007, the Corporation held investments in a continuous unrealized loss position totaling $505,000, consisting of the following:

	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise debt securities:
Freddie Mac	$ -	$ -	$ 10,869	$ 130	$ 10,869	$ 130
FHLB	-	-	17,650	200	17,650	200
U.S. government agency MBS:
GNMA	27,769	32	4,762	3	32,531	35
U.S. government sponsored enterprise MBS:
Fannie Mae	-	-	2,988	54	2,988	54
Freddie Mae	14,821	78	-	-	14,821	78
Private issue CMO:
Washington Mutual, Inc	-	-	1,222	8	1,222	8
Total	$ 42,590	$ 110	$ 37,491	$ 395	$ 80,081	$ 505

As of June 30, 2007, the unrealized holding losses relate to a total of 14 investment securities, which consist of two adjustable rate MBS, one adjustable rate CMO and 11 fixed rate government sponsored enterprise debt obligations, which have been in an unrealized loss position (ranging from a de minimus percentage to 2.4% of cost) for more than 12 months. Such unrealized holding losses are the result of an increase in market interest rates during fiscal 2006 and fiscal 2007 and are not the result of credit or principal risk. Based on the nature of the investments and other considerations discussed above, management concluded that such unrealized losses were not other than temporary as of June 30, 2007.


The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2007:

	Due in		Due		Due		Due		No
	One Year		After One to		After Five to		After		Stated
	or Less		Five Years		Ten Years		Ten Years		Maturity		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held to maturity securities:
U.S. government sponsored enterprise debt securities	$ 19,000	3.15%	$ -	- %	$ -	-	$ -	-	$ -	-	$ 19,000	3.15%
U.S. government agency MBS	-	-	1	8.81%	-	-	-	-	-	-	1	8.81%
Total held to maturity	19,000	3.15%	1	8.81%	-	-	-	-	-	-	19,001	3.15%

Available for sale securities:
U.S. government sponsored enterprise debt securities	7,870	3.01%	1,813	4.04%	-	-	-	-	-	-	9,683	3.20%
U.S. government agency MBS	-	-	-	-	-	-	57,539	4.99%	-	-	57,539	4.99%
U.S. government sponsored enterprise MBS	95	5.50%	-	-	-	-	58,971	5.05%	-	-	59,066	5.05%
Private issue CMO	-	-	-	-	-	-	4,641	4.28%	-	-	4,641	4.28%
Freddie Mac common stock	-	-	-	-	-	-	-	-	364	-	364	-
Fannie Mae common stock	-	-	-	-	-	-	-	-	26	-	26	-
Other common stock	-	-	-	-	-	-	-	-	523	-	523	-
Total available for sale	7,965	3.04%	1,813	4.04%	-	-	121,151	4.99%	913	-	131,842	4.83%
Total investment securities	$ 26,965	3.12%	$ 1,814	4.04%	$ -	-	$ 121,151	4.99%	$ 913	-	$ 150,843	4.61%

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

Deposit Accounts. Substantially all of the Bank's depositors are residents of the State of California. Deposits are attracted from within the Bank's market area by offering a broad selection of deposit instruments, including checking, savings, money market and time deposits. Deposit account terms vary, differentiated by the minimum balance required, the time periods that the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current interest rates, profitability to the Bank, interest rate risk characteristics, competition and its customer's preferences and concerns. Generally, the Bank's deposit rates are commensurate with the median rates of its competitors within a given market. The Bank may occasionally pay above-market interest rates to attract or retain deposits when less expensive sources of funds are not available. The Bank may also pay above-market interest rates in specific markets in order to increase the deposit base of a particular office or group of offices. Currently, the Bank does not accept brokered deposits. The Bank reviews its deposit composition and pricing on a weekly basis.

The Bank currently offers time deposits for terms not exceeding five years. As illustrated in the following table, time deposits represented 65.0% of the Bank's deposit portfolio at June 30, 2007, compared to 57.4% at June 30, 2006. At June 30, 2007, the Bank has a single depositor with an aggregate balance of $100.0 million in time deposits. The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts which are subject to a heightened degree of competition (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 48 of this Form 10-K).

The following table sets forth information concerning the Bank's weighted-average interest rate of deposits at June 30, 2007.

Weighted					Percentage
Average			Minimum	Balance	of Total
Interest Rate	Term	Deposit Account Type	Amount	(In Thousands)	Deposits
		Transaction accounts:
0.00%	N/A	Checking accounts - non interest-bearing	$ -	$ 43,694	4.38%
0.76	N/A	Checking accounts - interest-bearing .	-	122,588	12.28
2.04	N/A	Savings accounts	10	153,036	15.32
2.45	N/A	Money market accounts	-	30,647	3.07

		Time deposits:
4.35	12 to 36 months	Fixed-term, variable rate	1,000	1,367	0.14
0.84	30 days or less	Fixed-term, fixed rate	1,000	25	-
3.58	31 to 90 days	Fixed-term, fixed rate	1,000	7,060	0.71
5.00	91 to 180 days	Fixed-term, fixed rate	1,000	192,008	19.23
4.75	181 to 365 days	Fixed-term, fixed rate	1,000	121,784	12.19
4.99	Over 1 to 2 years	Fixed-term, fixed rate	1,000	176,150	17.64
4.78	Over 2 to 3 years	Fixed-term, fixed rate	1,000	110,146	11.03
4.13	Over 3 to 5 years	Fixed-term, fixed rate	1,000	40,067	4.01
3.63%				$ 998,572	100.00%


The following table indicates the aggregate dollar amount of the Bank's time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2007.

Maturity Period	Amount
(In Thousands)

Three months or less	$ 151,946
Over three to six months	47,446
Over six to twelve months	22,725
Over twelve months	123,752
Total	$ 345,869

 Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated.

	At June 30,
	2007			2006
		Percent			Percent
		of	Increase		of	Increase
(Dollars In Thousands)	Amount	Total	(Decrease)	Amount	Total	(Decrease)
Checking accounts - non interest-bearing	$ 43,694	4.37%	$ (5,082)	$ 48,776	5.32%	$ 603
Checking accounts - interest-bearing	122,588	12.28	(8,677)	131,265	14.31	3,382
Savings accounts	153,036	15.32	(28,770)	181,806	19.81	(85,401)
Money market accounts	30,647	3.07	1,373	29,274	3.19	(11,784)
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	433,292	43.39	128,533	304,759	33.21	73,195
Over one to two years	162,565	16.28	33,824	128,741	14.03	62,573
Over two to five years	51,383	5.15	(39,826)	91,209	9.94	(43,316)
Fixed-term, variable rate	1,367	0.14	(385)	1,752	0.19	(301)
Total	$ 998,572	100.00%	$ 80,990	$ 917,582	100.00%	$ (1,049)

 Time Deposits by Rates. The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated.

	At June 30,
	2007	2006	2005
(In Thousands)
Below 1.00%	$ 49	$ 151	$ 2,174
1.00 to 1.99%	-	384	31,134
2.00 to 2.99%	8,808	31,707	153,610
3.00 to 3.99%	81,052	175,831	188,421
4.00 to 4.99%	119,862	278,574	47,588
5.00 to 5.99%	438,836	39,814	8,923
6.00 to 6.99%	-	-	2,460
Total	$ 648,607	$ 526,461	$ 434,310


Time Deposits by Maturities. The following table sets forth the aggregate dollar amount of time deposits at June 30, 2007 differentiated by interest rates and maturity.

		Over One	Over Two	Over Three	After
	One Year	to	to	to	Four
	or Less	Two Years	Three Years	Four Years	Years	Total
(In Thousands)

Below 1.00%	$ 36	$ 3	$ 8	$ -	$ 2	$ 49
1.00 to 1.99%	-	-	-	-	-	-
2.00 to 2.99%	8,735	73	-	-	-	8,808
3.00 to 3.99%	59,711	16,034	3,876	969	462	81,052
4.00 to 4.99%	81,927	30,438	4,603	943	1,951	119,862
5.00 to 5.99%	284,054	116,174	38,498	-	110	438,836

Total	$ 434,463	$ 162,722	$ 46,985	$ 1,912	$ 2,525	$ 648,607

 Deposit Activity. The following table sets forth the deposit activity of the Bank at and for the periods indicated.

	At or For the Year Ended June 30,
	2007	2006	2005
(In Thousands)

Beginning balance	$ 917,582	$ 918,631	$ 851,039

Net deposits (withdrawals) before interest credited	49,816	(23,120)	51,425
Interest credited	31,174	22,071	16,167
Net increase (decrease) in deposits	80,990	(1,049)	67,592

Ending balance	$ 998,572	$ 917,582	$ 918,631

Borrowings. The FHLB - San Francisco functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB - San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate, maturity, terms and conditions. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank utilizes advances from the FHLB - San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk. The FHLB - San Francisco has, from time to time, served as the Bank's primary borrowing source. In September 2006, the FHLB - San Francisco borrowing capacity was increased from 40% of total assets to 50% of total assets. Advances from the FHLB - San Francisco are typically secured by the Bank's single-family residential mortgages, multi-family and commercial real estate loans. Total mortgage loans pledged to the FHLB - San Francisco were $875.2 million at June 30, 2007 as compared to $737.3 million at June 30, 2006. In addition, the Bank pledged investment securities totaling $24.9 million at June 30, 2007 as compared to $54.6 million at June 30, 2006 to collateralize its FHLB - San Francisco advances under the Securities-Backed Credit ("SBC") facility. At June 30, 2007, the Bank had $502.8 million of borrowings from the FHLB - San Francisco with a weighted-average rate of 4.55%, with $24.0 million under the SBC facility. Such borrowings mature between 2007 and 2021.

In addition, the Bank has a borrowing arrangement in the form of a federal funds facility with its correspondent bank in the amount of $60.0 million. As of June 30, 2007 and 2006, the Bank had no outstanding correspondent bank advances.


The following table sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:

	At or For the Year Ended June 30,
	2007	2006	2005
(Dollars In Thousands)

Balance outstanding at the end of period:
FHLB - San Francisco advances	$ 502,774	$ 546,211	$ 550,845
Correspondent bank advances	$ -	$ -	$ 10,000

Weighted average rate at the end of period:
FHLB - San Francisco advances	4.55%	4.53%	3.95%
Correspondent bank advances	-	-	3.39%

Maximum amount of borrowings outstanding at any month end:
FHLB - San Francisco advances	$ 689,443	$ 572,342	$ 550,845
Correspondent bank advances	$ 1,000	$ -	$ 10,000

Average short-term borrowings during the period (1)
With respect to:
FHLB - San Francisco advances	$ 281,267	$ 121,950	$ 135,708
Correspondent bank advances	$ 168	$ 205	$ 334

Weighted average short-term borrowing rate during the period (1)
With respect to:
FHLB - San Francisco advances	4.89%	4.11%	2.84%
Correspondent bank advances	5.34%	3.46%	2.05%

 (1) Borrowings with a remaining term of 12 months or less.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank's investment in its service corporations did not exceed these limits at June 30, 2007.

The Bank has three wholly owned subsidiaries; Provident Financial Corp ("PFC"), Profed Mortgage, Inc., and First Service Corporation. PFC's current activities include: (i) acting as trustee for the Bank's real estate transactions and (ii) holding real estate for investment. Profed Mortgage, Inc., which formerly conducted the Bank's mortgage banking activities, and First Service Corporation are currently inactive. At June 30, 2007, the Bank's investment in its subsidiaries was $278,000.

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

General

The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as its insurer of deposits. The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the FDIC to evaluate the Bank's safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation and the Bank and their operations. The Corporation, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the OTS. The Corporation is also subject to the rules and regulations of the Securities and Exchange Commission ("SEC") under the federal securities laws. See "Savings and Loan Holding Company Regulations" on page 37.

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

All savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's annual OTS assessment for the fiscal year ended June 30, 2007 was $320,000.

Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At June 30, 2007, the Bank's limit on loans to one borrower was $20.3 million. At June 30, 2007, the Bank's largest loan commitment to a single borrower was $8.5 million. Of this commitment, $4.2 million has been disbursed in the form of a condominium tract construction loan located in Southern California, which as of June 30, 2007 was performing according to its


original terms. The Bank also monitors multiple loans to a single borrower and/or guarantor. At June 30, 2007, one such borrower had a total of $7.7 million of loans outstanding, primarily commercial real estate loans, all of which are performing according to their original terms.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB - San Francisco, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At June 30, 2007, the Bank had $502.8 million of outstanding advances from the FHLB - San Francisco under an available credit facility of $885.2 million, based on 50% of total assets, which is limited to available collateral. See "Business - Deposit Activities and Other Sources of Funds - Borrowings" on page 28.

As a member, the Bank is required to purchase and maintain stock in the FHLB - San Francisco. At June 30, 2007, the Bank had $43.8 million in FHLB - San Francisco stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB - San Francisco stock. The average dividend yield for fiscal 2007, 2006 and 2005 was 5.35%, 4.78% and 4.41%, respectively. There is no guarantee that the FHLB - San Francisco will maintain its dividend at these levels.

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

Insurance of Accounts and Regulation by the FDIC. The Bank's deposits are insured up to applicable limits by the DIF of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, which was enacted in 2006 ("Reform Act"). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC's analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.


The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank's one-time credit was $695,000. For the quarter ended March 31, 2007, the deposit assessment was equal to 1.415 basis points for each $100 in domestic deposits, totaling $141,000. With this deposit assessment, the remaining credit balance was $554,000 as of June 30, 2007. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ended June 30, 2007 averaged 1.22 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the DIF ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of The Bank. There can be no prediction as to what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Office of Thrift Supervision. Management of The Bank is not aware of any practice, condition or violation that might lead to termination of The Bank's deposit insurance.

Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution is considered to be "undercapitalized" if it has a core capital ratio of less than 4.0% (3.0% or less for institutions with the highest examination rating), a ratio of total capital to risk-weighted assets of less than 8.0%, or a ratio of Tier 1 capital to risk-weighted assets of less than 4.0%. An institution that has a core capital ratio that is less than 3.0%, a total risk-based capital ratio less than 6.0%, and a Tier 1 risk-based capital ratio of less than 3.0% or is considered to be "significantly undercapitalized" and an institution that has a tangible capital ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. "Significantly undercapitalized" and "critically undercapitalized" institutions are subject to more extensive mandatory regulatory actions. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2007, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments." As of June 30, 2007, the Bank maintained 91.09% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Capital Requirements. The OTS's capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% core capital ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed above also establish, in effect, a minimum ratio of 2% tangible capital, 4% core capital (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital, and 4% Tier 1 risk-based capital. The OTS regulations also require that, in meeting the tangible, core and risk-based capital ratios, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At June 30, 2007, the Bank met each of these capital requirements. For additional information, see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Limitations on Capital Distributions. OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends to the Corporation in accordance with this general authority.

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

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities which such persons control, is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

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


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


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

If the Bank fails the QTL test, the Corporation must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies. See "Federal Regulation of Savings Institutions - Qualified Thrift Lender Test" on page 35 of this Form 10-K.

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

Tax Bad Debt Reserves. As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995. Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method. Instead, the Bank will be permitted to deduct as bad debt expense its specific charge-offs during the taxable year. In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post-1987 additions to their bad debt tax reserves. As of the effective date of the legislation, the Bank had no post-1987 additions to its bad debt tax reserves. As of June 30, 2007, the Bank's total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million. Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a "non-dividend distribution" as defined below.

Distributions. To the extent that the Bank makes "non-dividend distributions" to the Corporation that are considered as made from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of


additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "Limitation on Capital Distributions" on page 35 of this Form 10-K for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve. During fiscal 2007, the Bank declared and paid cash dividends to the Corporation of $20.0 million while the Corporation declared and paid cash dividends to the shareholders of $4.6 million.

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

Non-Qualified Compensation Tax Benefits. During fiscal 2007, 1,452 shares of common stock under the Management Recognition Plan ("MRP") were distributed to non-employee members of the Corporation's Board of Directors in accordance with previous awards and consistent with the vesting schedule. Also, 28,946 common stock option contracts to purchase shares of the Corporation's common stock were exercised as non-qualified stock options during fiscal 2007. The federal tax benefit from the non-qualified compensation in fiscal 2007 was $60,000.

Other Matters. The Internal Revenue Service has audited the Bank's income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.

State Taxation

California. The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank). At June 30, 2007, the Corporation's net state tax rate was 7.5%. Bad debt deductions are available in computing California franchise taxes using the specific charge-off method. The Bank and its California subsidiaries file California franchise tax returns on a combined basis. The Corporation will be treated as a general corporation subject to the general corporate tax rate. The state tax benefit from the non-qualified compensation in fiscal 2007, as described under the Federal Taxation section, was $21,000.

Delaware. As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.


EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

		Position
Name	Age (1)	Corporation	Bank
Craig G. Blunden	59	Chairman, President and	Chairman, President and
		Chief Executive Officer	Chief Executive Officer

Richard L. Gale	56	-	Senior Vice President
			Provident Bank Mortgage

Kathryn R. Gonzales	49	-	Senior Vice President
			Retail Banking

Lilian Salter	52	-	Senior Vice President
			Chief Information Officer

Donavon P. Ternes	47	Chief Financial Officer	Executive Vice President
		Corporate Secretary	Chief Financial Officer

David S. Weiant (2)	48	-	Senior Vice President
			Chief Lending Officer

(1)   As of June 30, 2007.
(2)   Joined the Bank on June 29, 2007.

Biographical Information

Set forth below is certain information regarding the executive officers of the Corporation and the Bank. There are no family relationships among or between the executive officers.

Craig G. Blunden has been associated with the Bank since 1974 and has held his current positions at the Bank since 1991 and as President and Chief Executive Officer of the Corporation since its formation in 1996. Mr. Blunden also serves on the City of Riverside Council of Economic Development Advisors, and is Chairman of the Board of the Greater Riverside Chamber of Commerce.

Richard L. Gale, who joined the Bank in 1988, has served as President of the Provident Bank Mortgage division since 1989. Mr. Gale has held his current position with the Bank since 1993.

Kathryn R. Gonzales joined the Bank as Senior Vice President of Retail Banking on August 7, 2006. Prior to joining the Bank, Ms. Gonzales was with Bank of America where she was responsible for working with under-performing branches and re-energizing their business development capabilities. Prior to that she was with Arrowhead Central Credit Union where she was responsible for 25 retail branches and oversaw their significant deposit growth. Her experience includes retail branch sales development, branch operations, development of business related products and services, and commercial lending.

Lilian Salter, who joined the Bank in 1993, was general auditor prior to being promoted to Chief Information Officer in 1997. Prior to joining the Bank, Ms. Salter was with Home Federal Bank, San Diego, California for 17 years and held various positions in information systems, auditing and accounting.

Donavon P. Ternes joined the Bank as Senior Vice President and Chief Financial Officer on November 1, 2000. Prior to joining the Bank, Mr. Ternes was the President, Chief Executive Officer, Chief Financial Officer and Director of Mission Savings and Loan Association, a financial institution located in Riverside, California for over 11 years.


David S. Weiant joined the Bank as Senior Vice President and Chief Lending Officer on June 29, 2007. Prior to joining the Bank, Mr. Weiant was a Senior Vice President of Professional Business Bank where he was responsible for commercial lending in the Los Angeles and Inland Empire regions of Southern California. Mr. Weiant has more than 25 years of experience with financial institutions including the last 10 years in senior management.

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

Our mortgage banking business is subject to additional interest rate risk. For instance, rising interest rates may lower the loan origination volume thereby reducing the gain on sale of loans. Additionally, since the loan origination volume is hedged against interest rate fluctuations with forward loan sale commitments and put option contracts, rising or falling interest rates may alter the actual loan origination volume such that the hedges are insufficient to protect our profitability margins. Also, we cannot be assured that the value of the instruments we use to hedge our loan origination volume will react to the interest rate fluctuations in the same manner as the value of the loan origination commitments which may also significantly impact profitability.


For further information on our interest rate risks, see the discussion included in "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" on page 61 of this Form 10-K.

Secondary mortgage market conditions could have a material adverse impact on our financial condition and earnings.

In addition to being affected by interest rates, the secondary mortgage markets are also currently experiencing unprecedented disruptions resulting from reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. These conditions may continue or worsen in the future. In light of current conditions, we expect to retain a larger portion of mortgage loans than we would in other environments. While our capital and liquidity positions are currently strong and we believe we have sufficient capacity to hold additional mortgage loans until investor demand improves and yield requirements moderate, our capacity to retain mortgage loans is limited. As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes and could have a material adverse impact on our future earnings and financial condition.

We are subject to credit risks in connection with our lending practices.

We are subject to credit risk in connection with our loans held for investment, loans available for sale, receivable from sale of loans, investment securities and in connection with mortgage banking activities, particularly in the sale of loans (counter-party risk).

A substantial majority of our single family mortgage loans held for investment are adjustable rate loans. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default. Multi-family and commercial real estate loans bear higher credit risk as compared to single-family mortgage loans. These loans are typically secured by properties that are generally greater in amount, more difficult to evaluate and monitor and are susceptible to default as a result of changes in general economic conditions and, therefore, involve a greater degree of risk than single-family mortgage loans. Since payments on loans secured by multi-family and commercial real estate are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy. As with single family mortgage loans, a substantial majority of our multi-family and commercial real estate loans are adjustable rate, and thus are subject to higher payments by the borrower when prevailing market interest rates rise. Our multi-family and commercial real estate loans are primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego Counties.

Our non-traditional single-family loans include interest-only loans, negative amortization and more than 30-year amortization loans, stated-income loans, and may bear higher credit risk. As of June 30, 2007, these loans totaled $659.4 million, comprising 80% of total single family mortgage loans held for investment and 48% of total loans held for investment. In the case of interest-only loans a borrower's monthly payment is subject to change in the future when the loan converts to a fully-amortizing status. Since the borrower's monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, there is no assurance that the borrower will be able to afford the increased monthly payment. In the case of stated income loans a borrower may misrepresent his income or source of income (which we have not verified) in order to obtain the loan. The borrower may not have sufficient income to qualify for the loan amount and may not be able to make the monthly loan payment. In the case of more than 30-year amortization loans the term of the loan requires many more monthly payments from the borrower (ultimately increasing the cost of the home) and subjects the loan to more interest rate cycles, economic cycles and employment cycles which increases the possibility that the borrower is negatively impacted by one of these cycles and is no longer willing or able to meet his monthly payment obligations. We have recently seen a rise in delinquencies in our non-traditional loans held for investment. As of June 30, 2007, 1.18% of such loans, totaling $15.9 million, were in non-accrual status, compared to 0.20% of such loans, totaling $2.5 million, in non-accrual status as of June 30, 2006.


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

Our success depends primarily on the general economic conditions of the State of California and the specific local markets in which we operate. Adverse economic conditions unique to the California markets could have a material adverse effect on our financial condition and results of operations. Further, a significant decline in general economic conditions, caused by inflation, recession, unemployment, changes in securities markets or other factors could impact our state and local markets and, in turn, also have a material adverse effect on our financial condition and results of operations. Of particular concern are the falling real estate values, which may lead to higher loan losses since the majority of our loans are secured by real estate located within California. Falling real estate values may inhibit our ability to recover on defaulted loans by selling the underlying real estate.

Competition with other financial institutions could adversely affect our profitability.

The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility. Some of our competitors are able to offer more services, more favorable pricing or greater customer convenience than we do. In addition, our competition has grown from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect additional institutions to try to exploit our market.

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

We are subject to extensive federal and state regulation and supervision, primarily through the Bank and certain non-bank subsidiaries. Banking regulations are primarily intended to protect depositors' funds, federal deposit


insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. For further information, see "Item 1. Business - REGULATION" on page 31 of this Form 10-K.

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


We rely on effective internal controls.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits.

In connection with the enactment of the Sarbanes-Oxley Act of 2002 and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management's assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

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

Since our geographic concentration is in Southern California, we are subject to earthquakes and other natural disasters. A major earthquake or other natural disaster may disrupt our business operations for an indefinite period of time and could result in material losses to our operations, although we have not experienced any losses in the past six years as a result of earthquake damage or other natural disaster to collateral securing loans. In addition to possibly sustaining damage to our own property, a substantial number of our borrowers would likely incur property damage to the collateral securing their loans. Although we are in an earthquake prone area, we and other lenders in the market area may not require earthquake insurance as a condition of making a loan. Additionally, if the collateralized properties are only damaged and not destroyed to the point of total insurable loss, borrowers may suffer sustained job interruption or job loss, which may materially impair their ability to meet the terms of their loan obligations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At June 30, 2007, the net book value of the Bank's property (including land and buildings) and its furniture, fixtures and equipment was $7.1 million. The Bank's home office is located in Riverside, California. Including the home office, the Bank has 13 retail banking offices, 12 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley, Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe and one is located in Redlands, San Bernardino County, California. The Bank owns eight of the retail banking offices and five are leased. The leases expire from 2009 to 2013. The Bank also leases nine stand-alone loan production offices, which are located in Diamond Bar, Glendora, La Quinta, Pleasanton, Rancho Cucamonga, Riverside, San Diego, Torrance and Vista, California. The leases expire from 2007 to 2010.


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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the Nasdaq Stock Market LLC under the symbol PROV. The following table provides the high and low stock prices for PROV during the last two fiscal years. As of June 30, 2007, there were approximately 333 stockholders of record.

	First	Second	Third	Fourth
	(Ended September 30)	(Ended December 31)	(Ended March 31)	(Ended June 30)

2007 Quarters:
High	$ 31.42	$ 32.80	$ 30.50	$ 27.77
Low	$ 29.01	$ 28.81	$ 26.80	$ 23.33
2006 Quarters:
High	$ 30.92	$ 28.03	$ 32.69	$ 33.15
Low	$ 26.92	$ 25.04	$ 25.40	$ 27.09

The Corporation adopted a quarterly cash dividend policy on July 24, 2002. Quarterly dividends of $0.15, $0.18, $0.18 and $0.18 per share were paid for the quarters ended September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively. Quarterly dividends of $0.14, $0.14, $0.15 and $0.15 per share were paid for the quarters ended September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006, respectively. Future declarations or payments of dividends will be subject to the approval of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. See "Item 1. Business - Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions" on page 35 of this Form 10-K. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

The Corporation continues to repurchase its common stock consistent with Board approved stock repurchase plans. A total of 664,594 shares were purchased under the May 2006 and January 2007 stock repurchase programs, at an average cost of $28.07 per share. On June 25, 2007, the Corporation announced a new plan regarding the repurchase of 5% of its common stock or approximately 318,847 shares. As of June 30, 2007, 318,847 shares were available for future purchase, under the June 2007 stock repurchase program.


The table below sets forth information regarding the Corporation's purchases of its common stock during the fourth quarter of fiscal 2007.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2007 - April 30, 2007	36,300	$ 25.16	36,300	132,191
May 1, 2007 - May 31, 2007	91,249	24.58	91,249	40,942
June 1, 2007 - June 30, 2007	40,942	24.91	40,942	318,847 (1)
Total	168,491	$ 24.79	168,491	318,847

(1)  On June 25, 2007, the Corporation announced a new stock repurchase plan of 318,847 shares, which expires on June 25, 2008.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation's common stock with the cumulative total return on the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index.  Total return assumes the reinvestment of all dividends.

250
200
150
100
50
PROV
NASDAQ Stock Index
NASDAQ Bank Index
6/30/02
6/30/03
6/30/04
6/30/05
6/30/06
6/30/07

	6/30/02	6/30/03	6/30/04	6/30/05	6/30/06	6/30/07
PROV	$ 100	$ 131.97	$ 161.75	$ 195.99	$ 213.58	$ 182.48
NASDAQ Stock Index	$ 100	$ 111.02	$ 139.94	$ 141.46	$ 150.42	$ 179.30
NASDAQ Bank Index	$ 100	$ 101.5	$ 121.65	$ 129.88	$ 138.62	$ 141.16

* Assumes that the value of the investment in the Corporation's common stock and each index was $100 on June 30, 2002 and that all dividends were reinvested.


Item 6. Selected Financial Data

The information contained under the heading "Financial Highlights" in the Corporation's Annual Report to Shareholders filed as Exhibit 13 to this report on Form 10-K is incorporated herein by reference.

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

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Corporation's ability to access cost-effective funding, the general business environment, the direction of future interest rates and the Corporation's ability to successfully manage the risks associated with fluctuations in interest rates, the California real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes, litigation, labor market competitiveness, fraud, secondary market liquidity for loans originated for sale and other risks detailed in the Corporation's reports filed with the SEC.

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

Accounting for the allowance for loan losses involves significant judgment and assumptions by management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) SFAS No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has two components: a formula allowance


for groups of homogeneous loans and a specific valuation allowance for identified problem loans. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and the fair market value of collateral. The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see "Comparison of Operating Results for the Years Ended June 30, 2007 and 2006 - Provision for Loan Losses" on page 53 of this Form 10-K.

Interest is generally not accrued on any loan when its contractual payments are more than 90 days delinquent or if the loan is deemed impaired. In addition, interest is not recognized on any loan where management has determined that collection is not reasonably assured. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.

SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," requires that derivatives of the Corporation be recorded in the consolidated financial statements at fair value. Management considers this accounting policy to be a critical accounting policy. The Bank's derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, commitments to purchase MBS and option contracts to mitigate the risk of the commitments. Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends. The fair value adjustments of the derivatives are recorded in the consolidated statements of operations with offsets to other assets or other liabilities in the consolidated statements of financial condition.

Executive Summary and Operating Strategy

Provident Savings Bank, F.S.B. established in 1956 is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Bank conducts its business operations as Provident Bank, Provident Bank Mortgage, a division of the Bank, and through its subsidiary, Provident Financial Corp. The business activities of the Corporation, primarily through the Bank and its subsidiary, consist of community banking, mortgage banking, and to a lessor degree, investment services and real estate operations.

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank's full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans. Additionally, certain fees are collected from depositors, such as non-sufficient fund fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, and wire transfer fees, among others. The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds. During the next three years the Corporation intends to increase the community banking business by growing total assets; restructure the balance sheet by decreasing the percentage of investment securities to total assets and increasing the percentage of loans held for investment to total assets; decrease the concentration of single-family mortgage loans within loans held for investment; and increase the concentration of higher yielding multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as "preferred loans"). In addition, over time, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower costing checking and savings accounts. This strategy is intended to improve core revenue and lower the Corporation's funding cost base through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.

Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences. The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process. During the next three years the Corporation intends to restructure its operations in response to the rapidly changing mortgage banking environment.


Changes may include a different product mix, further tightening of underwriting standards, a further reduction in its operating expenses or a combination of these and other changes.

Investment services operations primarily consist of selling alternative investment products such as annuities and mutual funds to our depositors. Real estate operations primarily consist of deriving net rental income from tenants that occupy the Corporation's real estate held for investment. In the foreseeable future, real estate operations will not contribute meaningful revenue as a result of the sale of the commercial office building in November 2005. Each of these businesses generates a relatively small portion of the Corporation's net income.

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation's control, including: changes in accounting principles and changes in regulation, among others. The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity management. The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values. Rising short-term interest rates have led to a flatter yield curve placing pressure on the Corporation's net interest margin since the Corporation's assets are generally priced at the intermediate or long end of the yield curve and interest-bearing liabilities are generally priced at the short end of the yield curve. Declining real estate values may lead to higher loan losses since the majority of the Corporation's loans are secured by real estate located within California. Significant declines in California real estate may inhibit the Corporation's ability to recover on defaulted loans by selling the underlying real estate.

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

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation's contractual obligations at June 30, 2007 and the effect such obligations are expected to have on the Corporation's liquidity and cash flows in future periods:

	Payments Due by Period
	1 Year	Over 1 to	Over 3 to	Over
(In Thousands)	or Less	3 Years	5 Years	5 Years	Total
Operating lease obligations	$ 1,067	$ 1,627	$ 573	$ 134	$ 3,401
Time deposits	452,248	216,595	4,638	-	673,481
FHLB - San Francisco advances	260,918	121,858	160,200	2,755	545,731
Total	$ 714,233	$ 340,080	$ 165,411	$ 2,889	$ 1,222,613

The expected obligations for time deposits and FHLB - San Francisco advances include anticipated interest accruals based on their respective contractual terms.


The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, forward loan sale agreements to third parties and commitments to purchase investment securities. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition included in Item 8 of this Form 10-K. The Corporation's exposure to credit loss, in the event of non-performance by the other party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments. As of June 30, 2007 and 2006, these commitments were $44.5 million and $86.8 million, respectively.

Comparison of Financial Condition at June 30, 2007 and June 30, 2006

Total assets increased $25.0 million, or 2%, to $1.65 billion at June 30, 2007 from $1.62 billion at June 30, 2006 primarily as a result of an increase in loans held for investment, partly offset by decreases in investment securities and receivable from sale of loans.

Cash and cash equivalents decreased $3.6 million, or 22%, to $12.8 million at June 30, 2007 from $16.4 million at June 30, 2006 and was attributable to lower in clearing deposit float at the Federal Reserve Bank and lower federal funds sold. The balance of federal funds sold varies from one day to the next depending on the short-term cash flow requirements of the Bank's operations.

Total investment securities decreased $26.4 million, or 15%, to $150.8 million at June 30, 2007 from $177.2 million at June 30, 2006. During fiscal 2007, a total of $44.5 million of investment securities matured and $40.1 million of the decline was the result of mortgage-backed securities principal payments. The principal reduction of mortgage-backed securities was primarily attributable to mortgage prepayments and the normal principal payments of the underlying mortgage loans. During fiscal 2007, a total of $56.5 million of investment securities were purchased and no investment securities were called by the issuers.

Loans held for investment increased $86.3 million, or 7%, to $1.35 billion at June 30, 2007 from $1.26 billion at June 30, 2006 primarily as a result of originating and purchasing $416.4 million of loans held for investment, which was partly offset by $379.4 million of loan prepayments. These prepayments were attributable to the continued high volume of refinance activity during fiscal 2007 in connection with increasing short-term interest rates and a relatively low fixed-rate mortgage interest rate environment.

During fiscal 2007, the Bank originated approximately $1.42 billion in new loans, primarily through PBM, and purchased $119.6 million in commercial real estate loans from other financial institutions. A total of $1.12 billion of loans were sold during fiscal 2007. PBM loan production is sold primarily servicing released, except those loans sold to Fannie Mae and FHLB - San Francisco under the MPF program. The total loan origination volume was lower as compared to last year, due primarily to higher interest rates, the general decline in real estate values and a more competitive environment. The outstanding balance of loans held for sale decreased to $1.3 million at June 30, 2007 from $4.7 million at June 30, 2006. The outstanding balance of loans held for sale is largely dependent on the timing of loan fundings and loan sales.

The receivable from sale of loans decreased $39.4 million, or 39%, to $60.5 million at June 30, 2007 from $99.9 million at June 30, 2006, resulting from the timing difference between loan sales and loan sale settlements.

The Corporation has no real estate held for investment at June 30, 2007, compared to $653,000 at June 30, 2006. In July 2006, the Bank sold its last real estate investment (approximately six acres of land located in Riverside, California) for a gain of $2.3 million (approximately $1.3 million net of taxes).

Total real estate owned was $3.8 million at June 30, 2007, comprised of 10 properties, primarily single-family residential homes located in Southern California. During fiscal 2007, the Bank sold five properties for a net loss of


$32,000, inclusive of expenses for the sold properties. Real estate owned was primarily the result of loan repurchases during fiscal 2007. The Corporation had no real estate owned at June 30, 2006.

Total deposits increased $81.0 million, or 9%, to $998.6 million at June 30, 2007 from $917.6 million at June 30, 2006. Although the Bank continued its emphasis on expanding customer relationships, particularly in transaction accounts, increases in short-term interest rates during fiscal 2007 became a catalyst for depositors to move their funds from savings accounts to time deposits to take advantage of higher yields. Transaction accounts decreased $41.1 million, or 11%, to $350.0 million at June 30, 2007 from $391.1 million at June 30, 2006, primarily comprised of savings and checking accounts. Time deposits increased $122.1 million, or 23%, to $648.6 million at June 30, 2007 from $526.5 million at June 30, 2006.

Borrowings, primarily FHLB - San Francisco advances, decreased $43.4 million, or 8%, to $502.8 million at June 30, 2007 from $546.2 million at June 30, 2006. FHLB - San Francisco advances were primarily used to supplement the funding needs of the Bank, to the extent that the increase in deposits and the decrease in investment securities did not meet loan funding requirements.

Total stockholders' equity decreased $7.3 million, or 5%, to $128.9 million at June 30, 2007 from $136.2 million at June 30, 2006. The decrease in stockholders' equity during fiscal 2007 was primarily attributable to share repurchases and cash dividends to shareholders, partly offset by earnings in fiscal 2007, allocation of contributions to the ESOP, the exercise of stock options and the related tax benefits. During fiscal 2007, a total of 51,393 shares of stock options were exercised with an average strike price of $19.80 per share and the associated tax benefit from non-qualified equity compensation of $81,000 was recognized. The Corporation repurchased 666,290 shares of common stock, or approximately 10% of its outstanding shares, at an average price of $28.07 per share, totaling $18.7 million during fiscal 2007. During fiscal 2007, the Corporation declared and distributed cash dividends to its shareholders of $4.6 million, or $0.69 per share. The Corporation's book value per share increased to $20.22 at June 30, 2007 from $19.48 at June 30, 2006.

Comparison of Operating Results for the Years Ended June 30, 2007 and 2006

General. The Corporation had net income of $11.3 million, or $1.72 per diluted share, for the year ended June 30, 2007, as compared to $20.5 million, or $2.98 per diluted share, for the year ended June 30, 2006. The $9.2 million decrease in net income in fiscal 2007 was primarily attributable to a decrease in net interest income, an increase in the provision for loan losses, a decrease in non-interest income and an increase in non-interest expense. The Corporation's efficiency ratio increased to 57% in fiscal 2007 from 47% in the same period of fiscal 2006. Return on average assets in fiscal 2007 decreased 64 basis points to 0.66% from 1.30% in fiscal 2006. Return on average equity in fiscal 2007 decreased to 8.39% from 15.71% in fiscal 2006.

Net Interest Income. Net interest income before provision for loan losses decreased $2.3 million, or 5%, to $41.8 million in fiscal 2007 from $44.1 million in fiscal 2006. This decrease resulted principally from a decrease in the net interest margin, partly offset by an increase in average earning assets. The average net interest margin declined 36 basis points to 2.51% in fiscal 2007 from 2.87% in fiscal 2006. The average balance of earning assets increased $129.5 million, or 8%, to $1.66 billion in fiscal 2007 from $1.53 billion in fiscal 2006.

Interest Income. Interest income increased $14.4 million, or 17%, to $101.0 million for fiscal 2007 from $86.6 million for fiscal 2006. The increase in interest income was primarily a result of increases in the average balance and the average yield of earning assets. The increase in average assets was primarily attributable to the increase in loans receivable, which was partly offset by the decrease in investment securities. The average yield on earning assets increased 42 basis points to 6.07% in fiscal 2007 from 5.65% in fiscal 2006. The increase in the average yield on earning assets was the result of increases in the average yield of loans receivable, investment securities, FHLB - San Francisco stock and federal funds investments during fiscal 2007.

Loan interest income increased $13.7 million, or 18%, to $91.5 million in fiscal 2007 from $77.8 million in fiscal 2006. This increase was attributable to a higher average loan balance and a higher average loan yield. The average balance of loans outstanding, including receivable from sale of loans and loans held for sale, increased $156.1 million, or 12%, to $1.44 billion during fiscal 2007 from $1.29 billion during fiscal 2006. The average loan yield


during fiscal 2007 increased 29 basis points to 6.33% from 6.04% during fiscal 2006. The increase in the average loan yield was primarily attributable to mortgage loans originated with higher interest rates, the upward repricing of adjustable rate loans during the period and a higher percentage of preferred loans, which generally have a higher yield.

Interest income from investment securities increased $318,000, or 5%, to $7.1 million in fiscal 2007 from $6.8 million in fiscal 2006. This increase was primarily a result of an increase in average yield, partly offset by a decrease in the average balance. The average balance of investment securities decreased $27.7 million, or 14%, to $175.4 million in fiscal 2007 from $203.1 million in fiscal 2006. The average yield on the investment securities increased 71 basis points to 4.07% during fiscal 2007 from 3.36% during fiscal 2006. The increase in the average yield of investment securities was primarily a result of the new purchases with a higher average yield (5.30% versus the average yield of 3.63% at June 30, 2006) and the maturities with an average yield of 2.65%. The premium amortization in fiscal 2007 was $21,000, compared to the premium amortization of $258,000 in fiscal 2006.

FHLB - San Francisco stock dividends increased by $394,000, or 22%, to $2.2 million in fiscal 2007 from $1.8 million in fiscal 2006. This increase was attributable to a higher average yield and a higher average balance. The average yield on FHLB - San Francisco stock increased 57 basis points to 5.35% during fiscal 2007 from 4.78% during fiscal 2006. The average balance of FHLB - San Francisco stock increased $3.3 million to $41.6 million during fiscal 2007 from $38.3 million during fiscal 2006. The increase in FHLB - San Francisco stock was in accordance with the borrowing requirements of the FHLB - San Francisco.

Interest Expense. Total interest expense for fiscal 2007 was $59.2 million as compared to $42.6 million for fiscal 2006, an increase of $16.6 million, or 39%. This increase was primarily attributable to an increase in the average cost and a higher average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities was 3.84% during fiscal 2007, up 84 basis points from 3.00% during fiscal 2006. The average balance of interest-bearing liabilities, principally deposits and borrowings, increased $124.1 million, or 9%, to $1.54 billion during fiscal 2007 from $1.42 billion during fiscal 2006.

Interest expense on deposits for fiscal 2007 was $31.2 million as compared to $22.1 million for the same period of fiscal 2006, an increase of $9.1 million, or 41%. The increase in interest expense on deposits was primarily attributable to a higher average cost and a higher average balance. The average cost of deposits increased to 3.30% in fiscal 2007 from 2.37% during fiscal 2006, an increase of 93 basis points. The increase in the average cost of deposits, primarily in time deposits, was attributable to the general rise in short-term interest rates. The average balance of deposits increased $10.3 million, or 1%, to $942.9 million during fiscal 2007 from $932.6 million during fiscal 2006. The average balance of transaction accounts decreased by $79.3 million, or 18%, to $365.9 million in fiscal 2007 from $445.2 million in fiscal 2006. The average balance of time deposits increased by $89.6 million, or 18%, to $577.0 million in fiscal 2007 as compared to $487.4 million in fiscal 2006. The increase in time deposits is primarily attributable to the time deposit marketing campaign and depositors switching from transaction accounts to time deposits to take advantage of higher yields. The average balance of transaction account deposits to total deposits in fiscal 2007 was 39%, compared to 48% in fiscal 2006.

Interest expense on borrowings, primarily FHLB - San Francisco advances, for fiscal 2007 increased $7.5 million, or 37%, to $28.0 million from $20.5 million for fiscal 2006. The increase in interest expense on borrowings was primarily a result of a higher average cost and a higher average balance. The average cost of borrowings increased to 4.68% for fiscal 2007 from 4.22% in fiscal 2006, an increase of 46 basis points. The increase in the average cost of borrowings was the result of higher short-term interest rates and maturities of long-term advances at lower interest rates. The average balance of borrowings increased $113.8 million, or 23%, to $599.3 million during fiscal 2007 from $485.5 million during fiscal 2006.

Provision for Loan Losses. During fiscal 2007, the Corporation recorded a provision for loan losses of $5.1 million, an increase of $4.0 million from $1.1 million during fiscal 2006. The provision for loan losses in fiscal 2007 was primarily attributable to a net increase of $3.1 million in specific loan loss reserves, an increase in classified assets and an increase in loans held for investment, primarily in preferred loans. The increase in specific loan loss reserves was primarily attributable to the establishment of a specific loan loss reserve of $2.6 million on 23 individual construction loans, with a disbursed total of $5.0 million, which were classified as non-accrual in November 2006. Classified assets at June 30, 2007 were $32.3 million, comprised of $13.3 million in the special


mention category and $19.0 million in the substandard category. Classified assets increased by $23.0 million from June 30, 2006 when classified assets were $9.3 million, comprised of $3.7 million in the special mention category and $5.6 million in the substandard category.

The Corporation's current operating strategy seeks to grow preferred loans at a faster rate than single family mortgage loans. While higher yielding, these loans generally have greater risk than single family mortgage loans. Further growth in these categories of loans may result in additions to the provision for loan losses. In addition, as noted above, the Corporation experienced a significant increase in classified assets during fiscal 2007, a majority of which were single family mortgage loans. Rising delinquencies in single family mortgage loans may also result in additions to the provision for loan losses.

At June 30, 2007, the allowance for loan losses was $14.8 million, comprised of $11.5 million of general loan loss reserves and $3.3 million of specific loan loss reserves. At June 30, 2006, the allowance for loan losses was $10.3 million, comprised of $10.1 million of general loan loss reserves and $238,000 of specific loan loss reserves. The allowance for loan losses as a percentage of gross loans held for investment was 1.09% at June 30, 2007 compared to 0.81% at June 30, 2006. Management considers the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

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

Non-Interest Income. Total non-interest income decreased $8.6 million, or 33%, to $17.6 million in fiscal 2007 from $26.2 million in fiscal 2006. The decrease was primarily attributable to a decrease in the gain on sale of real estate ($2.3 million versus $6.3 million), a decrease in the gain on sale of loans and a decrease in loan servicing and other fees.

The gain on sale of real estate in fiscal 2007 was primarily the result of the sale of approximately six acres of land in Riverside, California; while the gain on sale of real estate in fiscal 2006 was the result of the sale of a commercial office building in Riverside, California. As a result of the property sold in fiscal 2007, the Corporation currently does not have any remaining real estate held for investment.

The gain on sale of loans decreased $4.2 million, or 31%, to $9.3 million for fiscal 2007 from $13.5 million in fiscal 2006. The decrease was a result of a lower average loan sale margin and a lower volume of loans originated for sale in fiscal 2007. The average loan sale margin for PBM during fiscal 2007 was 0.83%, down 25 basis points from 1.08% during fiscal 2006. The gain on sale of loans includes a gain of $212,000 on derivative financial instruments as a result of SFAS No. 133 in fiscal 2007, compared to a gain of $71,000 in fiscal 2006. The gain on sale includes a recourse liability of $194,000 for loans sold to investors as of June 30, 2007. No recourse liability was required for loans sold to investors as of June 30, 2006. The volume of loans originated for sale decreased by $111.2 million, or 9%, to $1.13 billion in fiscal 2007 as compared to $1.24 billion in fiscal 2006. The loan sale margin and loan sale volume decreased because the mortgage banking environment remains highly competitive and volatile as a result of the well-publicized collapse of the sub-prime loan market.

Loan servicing and other fees decreased $440,000, or 17%, to $2.1 million during fiscal 2007 from $2.6 million during fiscal 2006. The decrease was primarily attributable to lower brokered loan fees and lower prepayment fees. Total brokered loans in fiscal 2007 were $41.6 million, down $4.6 million, or 10%, from $46.2 million in the same


period of fiscal 2006. Total scheduled principal payments and loan prepayments were $379.4 million in the fiscal 2007, down $96.8 million, or 20%, from $476.2 million in fiscal 2006.

Non-Interest Expense. Total non-interest expense in fiscal 2007 was $33.8 million, an increase of $936,000 or 3%, as compared to $32.9 million in fiscal 2006. The increase in non-interest expense was primarily the result of increases in compensation expense and premises and occupancy expenses, partly offset by decreases in equipment, professional, marketing and other expenses.

The increase in compensation expense was primarily a result of lower deferred compensation attributable to the application of SFAS No. 91, partly offset by lower incentive compensation. On July 1, 2006 the Bank lowered the SFAS No. 91 deferred compensation allocated to each loan originated after completing the annual review and analysis of SFAS No. 91. Additionally, fewer loans were originated during fiscal 2007 in comparison to fiscal 2006, which also reduced deferred compensation attributable to the application of SFAS No. 91.

The increase in premises and occupancy expense was due primarily to a $175,000 charge incurred as a result of closing three loan production offices. The decrease in other operating expenses was primarily attributable to a $500,000 charitable contribution to capitalize the newly established Provident Savings Bank Charitable Foundation in the fourth quarter of fiscal 2006 (not replicated in fiscal 2007).

Income Taxes. The provision for income taxes was $9.1 million for fiscal 2007, representing an effective tax rate of 44.7%, as compared to $15.7 million in fiscal 2006, representing an effective tax rate of 43.3%. The Corporation determined that the above tax rates meet its income tax obligations.

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

Net Interest Income. Net interest income before provision for loan losses increased $1.6 million, or 4%, to $44.1 million in fiscal 2006 from $42.5 million in fiscal 2005. This increase resulted principally from an increase in average earning assets, partly offset by a decrease in the net interest margin. The average balance of earning assets increased $96.0 million, or 7%, to $1.53 billion in fiscal 2006 from $1.44 billion in fiscal 2005. The average net interest margin declined nine basis points to 2.87% in fiscal 2006 from 2.96% in fiscal 2005.

Interest Income. Interest income increased $11.1 million, or 15%, to $86.6 million in fiscal 2006 from $75.5 million in fiscal 2005. The increase in interest income was primarily a result of increases in the average balance and the average yield of earning assets. The increase in average earning assets was primarily attributable to the increase in loans receivable, which was partly offset by the decrease in investment securities. Total originations of loans held for investment, including loan purchases, were $624.5 million, while total loan prepayments were $476.2 million in fiscal 2006. The increase in the average yield on earning assets was the result of increases in the average yield of loans receivable, investment securities, FHLB - San Francisco stock and federal funds investments during fiscal 2006. The average yield on loans receivable increased 30 basis points to 6.04% in fiscal 2006 from 5.74% in fiscal 2005. The increase in the average loan yield was primarily the result of higher mortgage interest rates during fiscal 2006 and the composition of loans held for investment. The average yield on investment securities increased 14 basis points to 3.36% in fiscal 2006 from 3.22% in fiscal 2005. The increase in the average yield of investment securities was primarily attributable to lower amortization of premiums resulting from lower MBS principal prepayments. The average yield on FHLB - San Francisco stock increased 37 basis points to 4.78% in fiscal 2006 from 4.41% in fiscal 2005. The increase in the average yield of FHLB - San Francisco stock was the result of the higher dividend received from the FHLB - San Francisco.

Interest Expense. Interest expense increased $9.6 million, or 29%, to $42.6 million in fiscal 2006 from $33.0 million in fiscal 2005. The increase in interest expense was attributable to the increases in the average cost and


average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities increased 55 basis points to 3.00% in fiscal 2006 from 2.45% in fiscal 2005. The average cost of deposits increased 60 basis points to 2.37% in fiscal 2006 from 1.77% in fiscal 2005. The increase in the average cost of deposits was the result of the increase in short-term interest rates during fiscal 2006, maturities of lower costing time deposits and the change in the deposit mix toward higher costing time deposits. The average balance of deposits increased $20.5 million, or 2%, to $932.6 million in fiscal 2006 from $912.1 million in fiscal 2005. The average cost of borrowings, primarily FHLB - San Francisco advances, increased 32 basis points to 4.22% in fiscal 2006 from 3.90% in fiscal 2005. The increase in FHLB - San Francisco advances was primarily attributable to increases in short-term market interest rates during fiscal 2006. The average maturity of FHLB - San Francisco advances decreased to 30 months at June 30, 2006 from 36 months at June 30, 2005. The average balance of FHLB - San Francisco advances increased $54.1 million, or 13%, to $485.5 million in fiscal 2006 from $431.4 million in fiscal 2005.

Provision for Loan Losses. Loan loss provisions in fiscal 2006 were $1.1 million as compared to $1.6 million in fiscal 2005. The decrease in fiscal 2006 was primarily a result of lower growth of loans held for investment and a revision in the methodology used to calculate the allowance for loan losses. The decrease was partly offset by a higher composition of preferred loans, which generally have higher loan loss provisions. Loans held for investment increased $131.1 million (from $1.13 billion to $1.26 billion) in fiscal 2006 as compared to $269.4 million (from $862.5 million to $1.13 billion) in fiscal 2005. Preferred loans as a percentage of loans held for investment increased to 34% at June 30, 2006 from 28% at June 30, 2005.

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

Non-Interest Income. Total non-interest income increased $1.8 million, or 7%, to $26.2 million in fiscal 2006 from $24.4 million in fiscal 2005. The increase in non-interest income was primarily attributable to the gain on sale of real estate, an increase in loan servicing and other fees and an increase in deposit account fees, partly offset by decreases in the gain on sale of loans and gain on sale of investment securities.

In November 2005, the Corporation sold its commercial building in downtown Riverside, California for a pre-tax gain of $6.3 million (approximately $3.6 million net of taxes). The Corporation, through the Bank's wholly-owned subsidiary, Provident Financial Corp, had owned and operated the building since 1999 which was purchased for investment purposes.

Loan servicing and other fees increased $897,000, or 54%, to $2.6 million in fiscal 2006 from $1.7 million in fiscal 2005, resulting primarily from an increase in servicing fees and an increase in loan prepayment and other loan fees. In fiscal 2006, the Corporation recovered an impairment reserve on servicing assets of $82,000 which was previously established in fiscal 2005. Total loan prepayments in fiscal 2006 were $476.2 million as compared to $482.9 million in fiscal 2005.

Deposit account fees increased $304,000, or 17%, to $2.1 million in fiscal 2006 from $1.8 million in fiscal 2005. The increase in deposit account fees was primarily attributable to higher non-sufficient fund returned check fees.

Total gain on sale of loans decreased $5.2 million, or 28%, to $13.5 million in fiscal 2006 from $18.7 million in fiscal 2005, and was the result of lower loan sale volume and a lower average loan sale margin at PBM. Total loans originated for sale decreased $48.0 million, or 4%, to $1.24 billion in fiscal 2006 from $1.29 billion in fiscal 2005. The decline in loan sale volume was primarily attributable to lower loan demand caused by an increase in interest rates, declining real estate prices and a more competitive environment. The average loan sale margin for PBM in fiscal 2006 was 1.08%, down 31 basis points from 1.39% in fiscal 2005. The decrease in the loan sale margin was primarily attributable to the more competitive mortgage banking environment. The loan sale margin at PBM is derived from total gain on sale of loans divided by total loan sale volume. The PBM loan sale volume used to calculate the loan sale margin, which is defined as PBM loans originated for sale adjusted for the change in commitments to extend credit on loans to be held for sale, was $1.20 billion in fiscal 2006 as compared to $1.31 billion in fiscal 2005.


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

Non-Interest Expense. Total non-interest expense increased $399,000, or 1%, to $32.9 million in fiscal 2006 as compared to $32.5 million in fiscal 2005. This increase was attributable primarily to increases in premises and occupancy expenses and other operating expenses, partially offset by lower compensation expense. The increase in premises and occupancy expense was primarily the result of opening two PBM loan production offices; and the increase in other operating expenses was primarily attributable to a $500,000 charitable contribution to capitalize the newly established Provident Savings Bank Charitable Foundation. The decrease in compensation costs was primarily attributable to a 10% workforce reduction at PBM completed in January 2006 and a 7% workforce reduction at PBM completed in February 2006.

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


	Year Ended June 30,
	2007			2006			2005
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)

Interest-earning assets:
Loans receivable, net (1)	$ 1,444,845	$ 91,525	6.33%	$ 1,288,657	$ 77,821	6.04%	$ 1,146,073	$ 65,734	5.74%
Investment securities	175,439	7,149	4.07%	203,096	6,831	3.36%	256,729	8,268	3.22%
FHLB - San Francisco stock	41,588	2,225	5.35%	38,266	1,831	4.78%	32,778	1,445	4.41%
Interest-earning deposits	1,339	69	5.15%	3,722	144	3.87%	2,105	48	2.28%
Total interest-earning assets	1,663,211	100,968	6.07%	1,533,741	86,627	5.65%	1,437,685	75,495	5.25%

Non interest-earning assets	37,959			45,185			53,825
Total assets	$1,701,170			$1,578,926			$1,491,510

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 202,524	1,471	0.73%	$ 222,000	1,224	0.55%	$ 221,880	1,170	0.53%
Savings accounts	163,400	2,823	1.73%	223,162	3,151	1.41%	309,352	4,484	1.45%
Time deposits	576,952	26,867	4.66%	487,391	17,691	3.63%	380,873	10,508	2.76%
Total deposits	942,876	31,161	3.30%	932,553	22,066	2.37%	912,105	16,162	1.77%

Borrowings	599,286	28,031	4.68%	485,523	20,507	4.22%	431,430	16,820	3.90%

Total interest-bearing liabilities	1,542,162	59,192	3.84%	1,418,076	42,573	3.00%	1,343,535	32,982	2.45%

Non interest-bearing liabilities	24,411			30,098			31,799
Total liabilities	1,566,573			1,448,174			1,375,334

Stockholders' equity	134,597			130,752			116,176
Total liabilities and stockholders' equity	$1,701,170			$1,578,926			$1,491,510

Net interest income		$41,776			$44,054			$42,513

Interest rate spread (3)			2.23%			2.65%			2.80%
Net interest margin (4)			2.51%			2.87%			2.96%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.85%			108.16%			107.01%

(1)	Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan (cost) fee amortization of $(589), $(363) and $194 for the years ended June 30, 2007, 2006 and 2005, respectively.
(2)	Includes average balance of non interest-bearing checking accounts of $45.9 million, $52.5 million and $46.9 million in fiscal 2007, 2006 and 2005, respectively.
(3)	Represents difference between weighted average yield on total interest-earning assets and weighted average rate on total interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


Yields Earned and Rates Paid

The following table sets forth (on a consolidated basis), for the periods and at the dates indicated, the weighted average yields earned on the Bank's assets and the weighted average interest rates paid on the Bank's liabilities, together with the net yield on interest-earning assets.

	Quarter
	Ended
	June 30,	Year Ended June 30,
	2007	2007	2006	2005

Weighted average yield on:

Loans receivable, net (1)	6.28%	6.33%	6.04%	5.74%

Investment securities	4.38%	4.07%	3.36%	3.22%

FHLB - San Francisco stock	4.77%	5.35%	4.78%	4.41%

Interest-earning deposits	5.28%	5.15%	3.87%	2.28%

Total interest-earning assets	6.05%	6.07%	5.65%	5.25%

Weighted average rate paid on:

Checking and money market accounts (2)	0.81%	0.73%	0.55%	0.53%

Savings accounts	2.04%	1.73%	1.41%	1.45%

Time deposits	4.84%	4.66%	3.63%	2.76%

Borrowings	4.64%	4.68%	4.22%	3.90%

Total interest-bearing liabilities	3.97%	3.84%	3.00%	2.45%

Interest rate spread (3)	2.08%	2.23%	2.65%	2.80%

Net interest margin (4)	2.37%	2.51%	2.87%	2.96%

(1)	Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan (cost) fee amortization of $(589,000), $(363,000) and $194,000 for the years ended June 30, 2007, 2006 and 2005, respectively.
(2)	Includes average balance of non interest-bearing checking accounts of $45.9 million, $52.5 million and $46.9 million in fiscal 2007, 2006 and 2005, respectively.
(3)	Represents difference between weighted average yield on total interest-earning assets and weighted average rate on total interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

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

	Year Ended June 30, 2007				Year Ended June 30, 2006
	Compared to Year				Compared to Year
	Ended June 30, 2006				Ended June 30, 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
(In Thousands)

Interest-earnings assets:
Loans receivable, net (1)	$ 3,817	$ 9,434	$ 453	$ 13,704	$ 3,475	$ 8,184	$ 428	$ 12,087
Investment securities	1,443	(929)	(196)	318	365	(1,727)	(75)	(1,437)
FHLB - San Francisco stock	216	159	19	394	124	242	20	386
Interest-earning deposits	48	(92)	(31)	(75)	33	37	26	96
Total net change in income
on interest-earning assets	5,524	8,572	245	14,341	3,997	6,736	399	11,132

Interest-bearing liabilities:
Checking and money market accounts	389	(107)	(35)	247	53	1	-	54
Savings accounts	706	(843)	(191)	(328)	(117)	(1,250)	34	(1,333)
Time deposits	5,003	3,251	922	9,176	3,316	2,940	927	7,183
Borrowings	2,200	4,801	523	7,524	1,404	2,110	173	3,687
Total net change in expense on
interest-bearing liabilities	8,298	7,102	1,219	16,619	4,656	3,801	1,134	9,591

Net (decrease) increase in net
interest income	$ (2,774)	$ 1,470	$ (974)	$ (2,278)	$ (659)	$ 2,935	$ (735)	$ 1,541

(1)    Includes receivable from sale of loans, loans held for sale and non-accrual loans.

Liquidity and Capital Resources

The Corporation's primary sources of funds are deposits, proceeds from the sale of loans originated for sale, proceeds from principal and interest payments on loans, proceeds from the maturity of investment securities and FHLB - San Francisco advances. While maturities and scheduled amortization of loans and investment securities are a relatively predictable source of funds, deposit flows, mortgage prepayments and loan sales are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Bank is the origination and purchase of loans held for investment. During the fiscal years ended June 30, 2007, 2006 and 2005, the Bank originated loans in the amounts of $1.42 billion, $1.75 billion and $2.01 billion, respectively. In addition, the Bank purchased loans from other financial institutions in fiscal 2007, 2006 and 2005 in the amounts of $119.6 million, $111.7 million and $61.2 million, respectively. The Bank's mortgage banking activities resulted in total loans sold in fiscal 2007, 2006 and 2005 of $1.12 billion, $1.26 billion and $1.31 billion, respectively. At June 30, 2007, the Bank had loan origination commitments totaling $44.5 million and undisbursed loans in process totaling $25.5 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank's primary financing activity is gathering deposits. During the fiscal years ended June 30, 2007, 2006 and 2005, the net increase (decrease) in deposits was $81.0 million, ($1.0 million) and $67.6 million, respectively. On June 30, 2007, time deposits that are scheduled to mature in one year or less were $434.5 million. Historically, the Bank has been able to retain a significant amount of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.


The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At June 30, 2007, total cash and cash equivalents were $12.8 million, or 0.8% of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs. As of June 30, 2007, the remaining available borrowing capacity at FHLB - San Francisco was $391.5 million, and the remaining available borrowing capacity at the Bank's correspondent bank was $60.0 million.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2002, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2007 increased to 7.2% from 5.1% during the same quarter ended June 30, 2006.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. Under the OTS prompt corrective action provisions, a minimum ratio of 1.5% for Tangible Capital is required to be deemed other than "critically undercapitalized," while a minimum of 5.0% for Core Capital, 10.0% for Total Risk-Based Capital and 6.0% for Tier 1 Risk-Based Capital is required to be deemed "well capitalized." As of June 30, 2007, the Bank exceeded all regulatory capital requirements with Tangible Capital, Core Capital, Total Risk-Based Capital and Tier 1 Risk-Based Capital ratios of 7.6%, 7.6%, 12.5% and 11.4%, respectively.

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

Impact of New Accounting Pronouncements

Various elements of the Corporation's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, as a result of the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the financial statements of the Corporation. These policies relate to the methodology for the recognition of interest income, determination of the provision and allowance for loan and lease losses and the valuation of mortgage servicing rights and real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations section and in the section entitled "Recent Accounting Pronouncements" contained in Note 1 of the Notes to the Consolidated Financial Statements. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, because of the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative Aspects of Market Risk. The Bank does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative financial instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk. The primary market risk that the Bank faces is interest rate risk. For information regarding the sensitivity to interest rate risk of the Bank's interest-earning assets and interest-


bearing liabilities, see "Maturity of Loans Held for Investment," "Investment Securities Activities," "Time Deposits by Maturities" and "Interest Rate Risk" on pages 5, 24, 30 and 62, respectively, of this Form 10-K.

Qualitative Aspects of Market Risk. The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Bank has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans. In addition, the Bank maintains an investment portfolio, which is largely in U.S. government sponsored enterprise debt securities and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently. The Bank relies on retail deposits as its primary source of funds while utilizing FHLB - San Francisco advances as a secondary source of funding. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and time deposits with terms up to five years. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 48 of this Form 10-K.

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

Using data from the Bank's quarterly report to the OTS, the OTS produces a report for the Bank that measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. The interest rate risk analysis received from the OTS is similar to the Bank's own interest rate risk model. NPV is defined as the net present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -200, -100, -50, +50, +100, +200 and +300 basis points with no effect given to any steps that management might take to counter the effect of the interest rate change.

The following table is provided by the OTS and sets forth as of June 30, 2007 the estimated changes in NPV based on the indicated interest rate environments. The Bank's balance sheet position as of June 30, 2007 can be summarized as follows: if interest rates increase or decrease, the NPV of the Bank is expected to decrease, except under the - 50 basis point rate shock.


				NPV as Percentage
	Net	NPV	Portfolio	Of Portfolio Value	Sensitivity
Basis Points (bp)	Portfolio	Change	Value	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)
(Dollars In Thousands)

+300 bp	$ 109,835	$ (55,168)	$1,590,135	6.91%	-293 bp
+200 bp	135,068	(29,935)	1,625,477	8.31%	-153 bp
+100 bp	153,263	(11,740)	1,654,328	9.26%	-58 bp
+50 bp	159,762	(5,241)	1,666,526	9.59%	-25 bp
0 bp	165,003	-	1,677,623	9.84%	- bp
-50 bp	167,312	2,309	1,686,001	9.92%	+8 bp
-100 bp	166,250	1,247	1,691,124	9.83%	-1 bp
-200 bp	164,306	(697)	1,702,152	9.65%	-19 bp

(1)    Represents the (decrease) increase of the estimated NPV at the indicated change in interest rates compared to the NPV calculated at June 30, 2007 ("base case").
(2)    Calculated as the estimated NPV divided by the portfolio value of total assets.
(3)    Calculated as the change in the NPV ratio from the base case at the indicated change in interest rates.

The following table provided by the OTS, is based on the calculations contained in the previous table, and sets forth the change in the NPV at a +200 basis point rate shock at June 30, 2007 and 2006 (by regulation the Bank must measure and manage its interest rate risk for an interest rate shock of +/- 200 basis points, whichever produces the largest decline in NPV).

	At June 30, 2007	At June 30, 2006
Risk Measure: +200 bp Rate Shock	(+200 bp)	(+200 bp)

Pre-Shock NPV Ratio	9.84%	11.13%
Post-Shock NPV Ratio	8.31%	10.32%
Sensitivity Measure	153 bp	81 bp
TB 13a Level of Risk	Minimal	Minimal

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank's current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among


others), and immediate, permanent and parallel movements in interest rates of plus or minus 100 and 200 basis points. The following table describes the results of the analysis for June 30, 2007 and June 30, 2006.

June 30, 2007		June 30, 2006
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	-0.97%	+200 bp	+1.68%
+100 bp	+3.76%	+100 bp	+3.88%
-100 bp	+11.52%	-100 bp	+5.02%
-200 bp	+11.18%	-200 bp	-0.31%

For the fiscal year ended June 30, 2007, the Bank is liability sensitive, as its interest-bearing liabilities expected to reprice during the subsequent 12-month period exceeded its interest-earning assets expected to reprice during that period. Therefore, in a rising interest rate environment, the model projects a decline in net interest income over the subsequent 12-month period, except in the +100 basis point scenario where net interest income is projected to increase. In a falling interest rate environment, the results project an increase in net interest income over the subsequent 12-month period. For the fiscal year ended June 30, 2006, the Bank was asset sensitive. Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period. In a falling interest rate environment, the results project a decline in net interest income over the subsequent 12-month period, except in the -100 basis point scenario where net interest income is also projected to increase.

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

Item 8. Financial Statements and Supplementary Data

Please refer to the index on page 71 for the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of June 30, 2007, the Corporation carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934. The Corporation's Disclosure Committee, under the supervision of the Chief Executive Officer and Chief Financial Officer, and with the participation of the Internal Audit Department, conducted surveys and interviews with a selected group of management comprised of the critical operational personnel, on the effectiveness of the disclosure controls and procedures. Based on the results of the surveys and interviews, the Disclosure Committee completed a report to the Audit Committee of the Board of Directors and a recommendation to the Corporation's Chief Executive Officer and Chief Financial Officer. The Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of the evaluation date.


During the quarter ended June 30, 2007, no change occurred in the Corporation's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the Corporation's internal control over financial reporting was based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Corporation's internal control over financial reporting was effective as of June 30, 2007.

Management's assessment of the effectiveness of internal control over financial reporting as of June 30, 2007, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Corporation's consolidated financial statements. Deloitte & Touche LLP's attestation report on management's assessment of the Corporation's internal control over financial reporting follows.

Date: September 11, 2007	/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer

/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Provident Financial Holdings, Inc. and subsidiary (the "Corporation") maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether


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

In our opinion, management's assessment that the Corporation maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2007 of the Corporation and our report dated September 11, 2007 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 11, 2007

Item 9B. Other Information

None.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information regarding the Corporation's Board of Directors, see the section captioned "Proposal I - Election of Directors" which is included in the Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation's fiscal year end and is incorporated herein by reference.

The executive officers of the Corporation and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. For


information regarding the Corporation's executive officers, see Item 1 - "Executive Officers" beginning on page 40 of this Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information contained under the section captioned "Compliance with Section 16(a) of the Exchange Act" is included in the Corporation's Proxy Statement and is incorporated herein by reference.

Code of Ethics for Senior Financial Officers

The Corporation has adopted a Code of Ethics, which applies to all directors, officers, and employees of the Corporation. The Code of Ethics is publicly available as Exhibit 14 to the Corporation's Annual Report on Form 10-K for the year ended June 30, 2007, and is available on the Corporation's website, www.myprovident.com. If the Corporation makes any substantial amendments to the Code of Ethics or grants any waiver, including any implicit waiver, from a provision of the Code to the Corporation's Chief Executive Officer, Chief Financial Officer or Controller, the Corporation will disclose the nature of such amendment or waiver on the Corporation's website and in a report on Form 8-K.

Audit Committee Financial Expert

The Corporation has designated Joseph P. Barr, Audit Committee Chairman, as its audit committee financial expert. Mr. Barr is independent, as independence for audit committee members is defined under the listing standards of the NASDAQ Stock Market, a Certified Public Accountant in California and Ohio and has been practicing public accounting for over 37 years.

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


Item 13. Certain Relationships and Related Transactions, and Director Independence

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
            See the Index to Consolidated Financial Statements on page 71.

      2.  Financial Statement Schedules
           Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.

(b)      Exhibits
           Exhibits are available from the Corporation by written request

3.1	Certificate of Incorporation of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

3.2	Bylaws of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

10.1	Employment Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.2 to the Corporation's Form 8-K dated December 19, 2005)

10.3	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated December 12, 1996)

10.4	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation's proxy statement dated December 12, 1996)

10.5	Severance Agreement with Richard L. Gale, Kathryn R. Gonzales, Lilian Salter, Donavon P. Ternes and David S. Weiant (incorporated by reference to Exhibit 10.1 in the Corporation's Form 8-K dated July 3, 2006)

10.6	2003 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated October 21, 2003)


10.7	Form of Incentive Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Corporation's Annual Report on Form 10-K for the year ended June 30, 2005).

10.8	Form of Non-Qualified Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Corporation's Annual Report on Form 10-K for the year ended June 30, 2005).

10.9	2006 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated October 12, 2006)

10.10	Form of Incentive Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 in the Corporation's Form 10-Q for the quarter ended December 31, 2006)

10.11	Form of Non-Qualified Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 in the Corporation's Form 10-Q for the quarter ended December 31, 2006)

10.12	Form of Restricted Stock Agreement for restricted shares awarded under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 in the Corporation's Form 10-Q for the quarter ended December 31, 2006)

13	2007 Annual Report to Stockholders

14	Code of Ethics for the Corporation's directors, officers and employees

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                            Provident Financial Holdings, Inc.

                                                                                                            /s/ Craig G. Blunden
Date: September 12, 2007                                                                Craig G. Blunden
                                                                                                            Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Craig G. Blunden
Craig G. Blunden	Chairman, President and	September 12, 2007
Chief Executive Officer
(Principal Executive Officer)

/s/ Donavon P. Ternes
Donavon P. Ternes	Chief Financial Officer	September 12, 2007
(Principal Financial and
Accounting Officer)

/s/ Joseph P. Barr
Joseph P. Barr	Director	September 12, 2007

/s/ Bruce W. Bennett
Bruce W. Bennett	Director	September 12, 2007

/s/ Debbi H. Guthrie
Debbi H. Guthrie	Director	September 12, 2007

/s/ Robert G. Schrader
Robert G. Schrader	Director	September 12, 2007

/s/ Roy H. Taylor
Roy H. Taylor	Director	September 12, 2007

/s/ William E. Thomas
William E. Thomas	Director	September 12, 2007


EXHIBIT INDEX

 Exhibit 13        2007 Annual Report to Stockholders

Exhibit 14        Code of Ethics for the Corporation's directors, officers and employees

Exhibit 21.1     Subsidiaries of Registrant

Exhibit 23.1     Consent of Independent Registered Public Accounting Firm

Exhibit 31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32        Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of theSarbanes-
                         Oxley Act of 2002.


EXHIBIT 13

2007 Annual Report to Stockholders


2007 Annual Report


Message From the Chairman

Dear Shareholders:

        I am pleased to forward our Annual Report for fiscal 2007. We reported net income of $11.3 million, or $1.72 per diluted share, and a return on equity of 8.4%, which is lower than what we have come to expect, but comparable to many of our peers. The operating environment for financial institutions in fiscal 2007 was more challenging than in recent prior years; made difficult by the inverted to flat yield curve which compressed net interest margins, the collapse of the non-prime loan market resulting in a secondary market liquidity crisis, significantly lower loan sale margins, and the deterioration of credit quality from historically pristine levels.
        Our stock price declined by 17% during fiscal 2007, closing at $25.00 per share on June 30, 2007, down from $30.00 per share on June 30, 2006. The decline is the first in many years and I believe is a reflection of the general perception in the financial markets that banks, thrifts, mortgage companies and other financial institutions may continue to experience a difficult operating environment for the foreseeable future.
        Although the operating environment deteriorated during fiscal 2007, we continued to concentrate our efforts on the long-term initiatives that will improve our Company and our competitive position within the Inland Empire. Last year, I described six initiatives for fiscal 2007, four for Provident Bank and two for Provident Bank Mortgage.
        I am pleased to report that we have accomplished meaningful progress in connection with three of the four strategies at Provident Bank, although we did not accomplish all that we intended regarding transaction account growth. Specifically, loans held for investment grew by 7% during the year while operating expenses decreased by 1% from the prior year. With respect to capital management, we repurchased approximately 665,000 shares of common stock during fiscal 2007 and paid a cash dividend of $0.69 per share, up from $0.58 per share in fiscal 2006, a 19% increase. Total deposits grew by 9% from last year, although transaction account balances declined by 11%. The decline in our transaction account balances was primarily the result of depositors seeking higher yields in our certificate of deposit products.
        We were less successful in meeting the two initiatives at Provident Bank Mortgage during fiscal 2007. High margin loan products decreased to 68% of loans originated for sale and the loan sale margin slipped to 0.83%, a reflection of the highly competitive mortgage banking environment and the recent turmoil in the secondary market. Additionally, operating expenses increased by 9% from the prior year, primarily a result of growing our staff at the beginning of the fiscal year to build market share and subsequently reducing our staff and loan production offices during the 3rd and 4th quarters of the fiscal year in response to the deteriorating environment.

Provident Bank
         We remain committed to the strategies implemented in prior years that we believe will improve our fundamental performance over time. For example, the percentage of investment securities to total assets continues to decline, the percentage of loans held for investment to total assets continues to increase, and the percentage of preferred loans (multi-family, commercial real estate, construction and commercial business) to loans held for investment continues to grow.
        We continue to explore branching opportunities within our geographic footprint and have identified several sites that may meet our criteria. Management considers de novo branching in the high growth communities of the Inland Empire, given our 50 year history in the area, a strategic opportunity to help meet our transaction account growth goals and enhance the franchise value of the Company. In keeping with this strategy, we opened a new branch location in the La Sierra area of Riverside in January 2007, which has grown to $8.3 million in deposits at June 30, 2007. Additionally, in October 2006 we announced a second branch location in Moreno Valley, which is scheduled to open in March 2008.

Provident Bank Mortgage
         Fiscal 2007 turned out to be a tumultuous year for our mortgage banking business in a deteriorating environment. We responded quickly to this environment by closing three offices and combining our Call Center with another retail office. During the course of the year, we reduced the total number of mortgage banking employees by 21% from the peak in November 2006 (increasing the number of production employees by 10% and reducing the number of support employees by 40%). It is apparent that additional changes are necessary and we will


Message From the Chairman

be diligent in making them. Those changes may be in the form of a different product mix, further tightening of our underwriting standards, a further reduction in our operating expenses or a combination of these and other changes.

The Year Ahead
         Our Business Plan for fiscal 2008 builds on our successes and allows us to refine previously implemented strategies. In community banking we will continue to emphasize significant yet prudent growth of loans held for investment, the growth of transaction accounts (while recognizing that certificate of deposit activity will likely increase), operating expense control and sound capital management decisions. In mortgage banking we must change our operating model to achieve breakeven operating results during this highly uncertain mortgage banking environment.

A Final Word
         I remain confident that the strategies and initiatives outlined above will continue to improve the fundamental performance of our Company and that the Inland Empire region of Southern California is one of the best regions in the nation to operate a community bank. I believe that the Company is well positioned for future growth and will be able to capitalize on opportunities very quickly once the environment becomes more favorable.

Sincerely,

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

At or For The Year Ended June 30,
	2007	2006	2005	2004	2003
(In Thousands, Except Per Share Information )

FINANCIAL CONDITION DATA:
Total assets	$ 1,647,516	$ 1,622,470	$ 1,632,122	$ 1,319,035	$ 1,261,506
Loans held for investment, net	1,349,289	1,262,997	1,131,905	862,535	744,219
Loans held for sale	1,337	4,713	5,691	20,127	4,247
Receivable from sale of loans	60,513	99,930	167,813	86,480	114,902
Cash and cash equivalents	12,824	16,358	25,902	38,349	48,851
Investment securities	150,843	177,189	232,432	252,580	297,111
Deposits	998,572	917,582	918,631	851,039	754,106
Borrowings	502,774	546,211	560,845	324,877	367,938
Stockholders' equity	128,927	136,210	122,989	109,982	106,878
Book value per share	20.22	19.48	17.68	15.51	14.29

OPERATING DATA:
Interest income	$ 100,968	$ 86,627	$ 75,495	$ 62,151	$ 59,856
Interest expense	59,192	42,573	32,982	25,919	28,413
Net interest income	41,776	44,054	42,513	36,232	31,443
Provision for loan losses	5,078	1,134	1,641	819	1,055
Net interest income after provision	36,698	42,920	40,872	35,413	30,388
Loan servicing and other fees	2,132	2,572	1,675	2,292	1,845
Gain on sale of loans, net	9,318	13,481	18,706	14,346	19,200
Deposit account fees	2,087	2,093	1,789	1,986	1,734
Net gain on sale of investment securities	-	-	384	-	694
Other non-interest income	1,665	1,708	1,864	1,529	2,298
Net gain on sale of real estate	2,359	6,355	-	-	-
Operating expenses	33,849	32,913	32,514	28,780	27,913
Income before income taxes	20,410	36,216	32,776	26,786	28,246
Provision for income taxes	9,124	15,676	14,077	11,717	11,357
Net income	$ 11,286	$ 20,540	$ 18,699	$ 15,069	$ 16,889
Basic earnings per share	$ 1.75	$ 3.10	$ 2.84	$ 2.24	$ 2.37
Diluted earnings per share	$ 1.72	$ 2.98	$ 2.64	$ 2.09	$ 2.20
Cash dividend per share	$ 0.69	$ 0.58	$ 0.52	$ 0.33	$ 0.13


Financial Highlights

	At or For The Year Ended June 30,
	2007	2006	2005	2004	2003

KEY OPERATING RATIOS:

Performance Ratios
Return on average assets	0.66%	1.30%	1.25%	1.17%	1.47%
Return on average stockholders' equity	8.39	15.71	16.10	14.13	16.51
Interest rate spread	2.23	2.65	2.80	2.82	2.74
Net interest margin	2.51	2.87	2.96	2.97	2.94
Average interest-earning assets to average interest-bearing liabilities.	107.85	108.16	107.01	107.01	107.31
Operating and administrative expenses as a percentage of average total assets	1.99	2.08	2.18	2.24	2.44
Efficiency ratio	57.05	46.84	48.58	51.04	48.79
Stockholders' equity to total assets ratio	7.83	8.40	7.54	8.34	8.47
Dividend payout ratio	40.12	19.46	19.70	15.79	5.91

Regulatory Capital Ratios
Tangible capital	7.63%	8.08%	6.56%	6.90%	6.50%
Tier 1 leverage capital	7.63	8.08	6.56	6.90	6.50
Total risk-based capital	12.51	13.37	11.21	12.39	13.01
Tier 1 risk-based capital	11.40	12.37	10.29	11.40	11.97

Asset Quality Ratios
Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net	1.18%	0.20%	0.05%	0.13%	0.20%
Non-performing assets as a percentage of total assets	1.20	0.16	0.04	0.08	0.16
Allowance for loan losses as a percentage of gross loans held for investment	1.09	0.81	0.81	0.88	0.96
Allowance for loan losses as a percentage of non-performing loans	93.32	407.71	1,561.86	701.75	480.56
Net charge-offs to average loans receivable, net	0.04	-	-	0.05	0.06


Consolidated Financial Statements of
Provident Financial Holdings, Inc.


Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the "Corporation") as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and subsidiary as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation's internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Corporation's internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 11, 2007


Consolidated Statements of Financial Condition

(In Thousands, Except Share Information)

	June 30,
	2007	2006
Assets
Cash and cash equivalents	$ 12,824	$ 16,358

Investment securities - held to maturity
(fair value $18,837 and $49,914, respectively)	19,001	51,031
Investment securities - available for sale, at fair value	131,842	126,158
Loans held for investment, net of allowance for loan losses of $14,845 and $10,307, respectively	1,349,289	1,262,997
Loans held for sale, at lower of cost or market	1,337	4,713
Receivable from sale of loans	60,513	99,930
Accrued interest receivable	7,235	6,774
Real estate held for investment, net	-	653
Real estate owned, net	3,804	-
Federal Home Loan Bank ("FHLB") - San Francisco stock	43,832	37,585
Premises and equipment, net	7,123	6,860
Prepaid expenses and other assets	10,716	9,411
Total assets	$ 1,647,516	$ 1,622,470

Liabilities and Stockholders' Equity
Liabilities:
Non interest-bearing deposits	$ 43,694	$ 48,776
Interest-bearing deposits	954,878	868,806
Total deposits	998,572	917,582

Borrowings	502,774	546,211
Accounts payable, accrued interest and other liabilities	17,243	22,467
Total liabilities	1,518,589	1,486,260

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, $0.01 par value (15,000,000 shares authorized;
12,428,365 and 12,376,972 shares issued, respectively; 6,376,945 and 6,991,842 shares outstanding, respectively)	124	124
Additional paid-in capital	69,456	66,798
Retained earnings	149,523	142,867
Treasury stock at cost (6,051,420 and 5,385,130 shares, respectively)	(90,694)	(72,524)
Unearned stock compensation	(175)	(644)
Accumulated other comprehensive income (loss), net of tax	693	(411)
Total stockholders' equity	128,927	136,210
Total liabilities and stockholders' equity	$ 1,647,516	$ 1,622,470

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Year Ended June 30,
	2007	2006	2005
Interest income:
Loans receivable, net	$ 91,525	$ 77,821	$ 65,734
Investment securities	7,149	6,831	8,268
FHLB - San Francisco stock	2,225	1,831	1,445
Interest-earning deposits	69	144	48
Total interest income	100,968	86,627	75,495

Interest expense:
Deposits	31,161	22,066	16,162
Borrowings	28,031	20,507	16,820
Total interest expense	59,192	42,573	32,982
Net interest income, before provision for loan losses	41,776	44,054	42,513
Provision for loan losses	5,078	1,134	1,641
Net interest income, after provision for loan losses	36,698	42,920	40,872

Non-interest income:
Loan servicing and other fees	2,132	2,572	1,675
Gain on sale of loans, net	9,318	13,481	18,706
Deposit account fees	2,087	2,093	1,789
Net gain on sale of investment securities	-	-	384
Net gain on sale of real estate	2,359	6,355	-
Other	1,665	1,708	1,864
Total non-interest income	17,561	26,209	24,418

Non-interest expense:
Salaries and employee benefits	22,032	20,480	21,633
Premises and occupancy	3,314	3,036	2,735
Equipment expense	1,570	1,689	1,523
Professional expense	1,193	1,317	1,225
Sales and marketing expense	945	1,125	895
Other	4,795	5,266	4,503
Total non-interest expense	33,849	32,913	32,514
Income before income taxes	20,410	36,216	32,776
Provision for income taxes	9,124	15,676	14,077
Net income	$ 11,286	$ 20,540	$ 18,699
Basic earnings per share	$ 1.75	$ 3.10	$ 2.84
Diluted earnings per share	$ 1.72	$ 2.98	$ 2.64
Cash dividends per share	$ 0.69	$ 0.58	$ 0.52

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Stockholders Equity

(In Thousands, Except Share Information)

	Common Stock		Additional Paid-in Capital	Retained	Treasury	Unearned Stock	Accumulat- ed Other Comprehen- sive (Loss) Income, Net
	Shares	Amount		Earnings	Stock	Compensation	of Tax	Total
Balance at July 1, 2004	7,091,719	$ 119	$ 57,186	$ 111,329	$ (56,753)	$ (1,889)	$ (10)	$ 109,982
Comprehensive income:
Net income				18,699				18,699
Unrealized holding gain on securities available for sale, net of tax							319	319
Total comprehensive income								19,018
Purchase of treasury stock	(209,679)				(5,293)			(5,293)
Exercise of stock options	74,775	1	594					595
Amortization for restricted stock						135		135
Tax benefit from non-qualified equity compensation			322					322
Allocation of contributions to Employee Stock Ownership Plan ("ESOP")			1,395			270		1,665
Prepayment of ESOP loan						212		212
Cash dividends				(3,647)				(3,647)
Balance at June 30, 2005	6,956,815	120	59,497	126,381	(62,046)	(1,272)	309	122,989
Comprehensive income:
Net income				20,540				20,540
Unrealized holding loss on securities available for sale, net of tax							(720)	(720)
Total comprehensive income								19,820
Purchase of treasury stock	(368,605)				(10,478)			(10,478)
Exercise of stock options	403,632	4	2,929					2,933
Reclass of unearned restricted stock			(155)			155		-
Amortization for restricted stock			92					92
Stock options expense			394					394
Tax benefit from non-qualified equity compensation			2,572					2,572
Allocation of contributions to ESOP			1,469			271		1,740
Prepayment of ESOP loan						202		202
Cash dividends				(4,054)				(4,054)
Balance at June 30, 2006	6,991,842	124	66,798	142,867	(72,524)	(644)	(411)	136,210
Comprehensive income:
Net income				11,286				11,286
Unrealized holding gain on securities available for sale, net of tax							1,104	1,104
Total comprehensive income								12,390
Purchase of treasury stock	(666,290)				(18,703)			(18,703)
Exercise of stock options	51,393		1,017					1,017
Amortization for restricted stock			165					165
Awards for restricted stock			(533)		533			-
Stock options expense			462					462
Tax benefit from non-qualified equity compensation			81					81
Allocation of contributions to ESOP			1,466			270		1,736
Prepayment of ESOP loan						199		199
Cash dividends				(4,630)				(4,630)
Balance at June 30, 2007	6,376,945	$ 124	$ 69,456	$ 149,523	$ (90,694)	$ (175)	$ 693	$128,927

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net income	$ 11,286	$ 20,540	$ 18,699
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	2,212	3,195	3,509
Provision for loan losses	5,078	1,134	1,641
Gain on sale of loans	(9,318)	(13,481)	(18,706)
Net gain on sale of real estate	(2,359)	(6,355)	-
Net gain on sale of investment securities	-	-	(384)
Stock-based compensation	2,247	2,064	2,120
FHLB - San Francisco stock dividend	(2,154)	(1,757)	(1,263)
Deferred income taxes	164	(2,049)	1,089
Tax benefit from non-qualified equity compensation	(81)	(2,572)	322
Decrease in accounts payable, accrued interest and other liabilities	(6,601)	(1,683)	(4,907)
Increase in prepaid expenses and other assets	(1,764)	(3,096)	(1,518)
Loans originated for sale	(1,126,616)	(1,237,806)	(1,285,837)
Proceeds from sale of loans and net change in receivable from sale of loans	1,176,489	1,301,586	1,232,021
Net cash provided by (used for) operating activities	48,583	59,720	(53,214)

Cash flows from investing activities:
Net increase in loans held for investment	(94,950)	(114,439)	(265,192)
Maturity and call of investment securities held to maturity	32,030	1,200	9,975
Maturity and call of investment securities available for sale	12,434	3,000	-
Principal payments from mortgage backed securities	40,089	49,020	58,660
Purchase of investment securities available for sale	(56,539)	-	(49,345)
Proceeds from sale of investment securities available for sale	-	-	390
Net (purchase) redemption of FHLB - San Francisco stock	(4,093)	1,302	(7,984)
Net sales (additions) of real estate	4,829	16,051	(294)
Purchase of premises and equipment	(1,235)	(688)	(658)
Net cash used for investing activities	$ (67,435)	$ (44,554)	$ (254,448)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended June 30,
	2007	2006	2005
Cash flows from financing activities:
Net increase (decrease) in deposits	$ 80,990	$ (1,049)	$ 67,592
(Repayment of) proceeds from borrowings, net	(43,437)	(14,634)	235,968
Treasury stock purchases	(18,703)	(10,478)	(5,293)
Exercise of stock options	1,017	2,933	595
Tax benefit from non-qualified equity compensation	81	2,572	-
Cash dividends	(4,630)	(4,054)	(3,647)
Net cash provided by (used for) financing activities	15,318	(24,710)	295,215

Net decrease in cash and cash equivalents	(3,534)	(9,544)	(12,447)
Cash and cash equivalents at beginning of year	16,358	25,902	38,349
Cash and cash equivalents at end of year	$ 12,824	$ 16,358	$ 25,902

Supplemental information:
Cash paid for interest	$ 58,905	$ 42,437	$ 31,983
Cash paid for income taxes	$ 10,550	$ 16,200	$ 14,900
Transfer of loans held for investment to loans held for sale	$ -	$ 18,472	$ 5,625
Transfer of loans held for sale to loans held for investment	$ 21,624	$ 6,827	$ 1,571
Real estate acquired in settlement of loans	$ 5,902	$ 411	$ -

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

The Corporation operates in two business segments: community banking (Provident Bank) and mortgage banking (Provident Bank Mortgage ("PBM"), a division of Provident Bank). Provident Bank activities include attracting deposits, offering banking services and originating multi-family, commercial real estate, construction, commercial business and consumer loans. Deposits are collected primarily from 13 banking locations located in Riverside and San Bernardino counties in California. PBM activities include originating single-family loans (first mortgage, one-to-four units), second mortgages and equity lines of credit for sale to investors or for investment. Loans are primarily originated in Southern California by loan agents employed by the Bank, as well as from the banking locations and freestanding lending offices. PBM originates loans from eight freestanding lending offices in Southern California and one free standing lending office in Northern California, as well as from the banking locations.

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

Investment securities
The Corporation classifies its qualifying investments as available for sale or held to maturity. The Corporation's policy of classifying investments as held to maturity is based upon its ability and management's positive intent to hold such securities to maturity. Securities expected to be held to maturity are carried at amortized historical cost. All other securities are classified as available for sale and are carried at fair value. Fair value is determined based upon quoted market prices. Unrealized holding gains and losses on securities available for sale are included in accumulated other comprehensive income (loss), net of tax. Gains and losses on dispositions of investment securities are included in non-interest income and are determined using the specific identification method. Purchase premiums and discounts are amortized over the expected average life of the securities using the effective interest method. Declines in the fair value of held to maturity and available for sale securities below their amortized historical cost that are deemed to be other than temporary are reflected in earnings as realized losses.


Notes to Consolidated Financial Statements

Loans
Loans held for investment consist primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land. The single-family adjustable-rate mortgage ("ARM") is the Corporation's primary loan investment. Additionally, multi-family, commercial real estate, construction, commercial business and consumer loans are becoming a substantial part of loans held for investment. These loans are generally offered to customers and businesses located in Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and to a lesser extent in Orange, Los Angeles, San Diego and other counties, including Alameda county and surrounding counties in Northern California. Deterioration in the economic conditions of these markets could adversely affect the Corporation's business, financial condition and profitability. Such deterioration could give rise to increased loan delinquencies, an increase in problem assets and foreclosures, decreased loan demand and a decline in real estate values.

Loan origination fees and certain direct origination expenses are deferred and amortized to interest income over the contractual life of the loan using the effective interest method. The amortization is discontinued for non-performing loans. Interest receivable represents, for the most part, the current month's interest, which will be included as a part of the borrower's next monthly loan payment. Interest receivable is accrued only if deemed collectible. Loans generally are deemed to be in non-accrual status when they become 90 days past due or if the loan is deemed impaired. When a loan is placed on non-accrual status, interest accrued but not received is reversed against income. Income on non-accrual loans is subsequently recognized only to the extent that cash is received and the loans' principal balance is deemed collectible. Non-accrual loans that become current as to both principal and interest are returned to accrual status and future payments are expected to be collected.

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

Loans sold to the FHLB - San Francisco under the MPF program also have a recourse liability. The FHLB - San Francisco absorbs the first four basis points of loss and a credit scoring process is used to calculate the maximum recourse amount for the Bank. All losses above the Bank's maximum recourse are the responsibility of the FHLB - San Francisco. In consideration of the obligation of the Bank to accept the recourse liability, the FHLB - San Francisco pays the Bank a credit enhancement fee on a monthly basis. As of June 30, 2007, the Bank has $173.2 million outstanding under this program and has established a recourse liability of $191,000 as compared to $201.6


Notes to Consolidated Financial Statements

million outstanding under this program and a recourse liability of $222,000 at June 30, 2006. As of June 30, 2007, no losses had been experienced in this program.

Occasionally, the Bank is required to repurchase loans sold to Fannie Mae, FHLB - San Francisco or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date. During the year ended June 30, 2007, the Bank repurchased $14.6 million of single-family mortgage loans as compared to $2.0 million in fiscal 2006 and $962,000 in fiscal 2005. In addition to the recourse liability for the MPF program, the Bank has established a recourse liability of $194,000 for loans sold to other investors as of June 30, 2007. No recourse liability on loans sold to other investors was required as of June 30, 2006 and June 30, 2005.

Activity in the recourse liability for the years ended June 30, 2007, 2006 and 2005 was as follows:

(In Thousands)	2007	2006	2005
Balance, beginning of year	$ 222	$ 261	$ 259

Provision (recovery)	163	(39)	2

Balance, end of the year	$ 385	$ 222	$ 261

The Bank is obligated to refund loan sale premiums to investors when loans pay off within a specific time period following the loan sale; the time period ranges from three to six months, depending upon the sale agreement. Total loan sale premium refunds in fiscal 2007, 2006 and 2005 were $358,000, $648,000 and $1.2 million, respectively. As of June 30, 2007 and 2006, the Bank has accrued $149,000 and $144,000, respectively, for future loan sale premium refunds.

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

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees. The Corporation periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis, based on loan type and interest rate. In estimating fair values at June 30, 2007 and 2006, the Corporation used a Constant Prepayment Rate ("CPR") of 3.53% and 5.19%, respectively, and a weighted-average discount rate of 9.00% and 9.01%, respectively. Servicing assets, which are included in Other Assets in the accompanying Consolidated Statements of Financial Condition, had a carrying value of $991,000 and a fair value of $2.2 million at June 30, 2007. There were no impairment allowances required for the servicing asset as of June 30, 2007 and 2006. Servicing assets at June 30, 2006 had a carrying value of $1.4 million and a fair value of $2.2 million. Total additions to loan servicing assets during the fiscal years ended June 30, 2007 and 2006 were $33,000 and $143,000, respectively. Total amortization of the loan servicing assets during fiscal years ended June 30, 2007, 2006 and 2005 were $421,000, $473,000 and $510,000, respectively.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips. Interest-only strips are carried at fair value, utilizing the same assumptions as used to value the related servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss). Interest-only strips are included in Other Assets in the accompanying Consolidated Statements of Financial Condition and had a fair value of $603,000, gross unrealized gains of $378,000 and an


Notes to Consolidated Financial Statements

unamortized cost of $225,000 at June 30, 2007. Interest-only strips at June 30, 2006 had a fair value of $584,000, gross unrealized gains of $259,000 and an unamortized cost of $325,000. Total additions to interest-only strips during the fiscal years ended June 30, 2007 and 2006 were $5,000 and $58,000, respectively. Total amortization of the interest-only strips during fiscal years ended June 30, 2007, 2006 and 2005 were $105,000, $114,000 and $141,000, respectively.

During the years ended June 30, 2007, 2006 and 2005, the Corporation sold 38%, 26% and 29%, respectively, of its loans originated for sale to a single primary investor. If the Corporation is unable to sell loans to the primary investors, to find alternative investors, or to change its loan programs to meet investor guidelines, it may have a significant negative impact on the Corporation's operations.

During the fourth quarter ended June 30, 2007, the Bank closed three PBM loan production offices in Carlsbad, Corona and Huntington Beach, California and consolidated the PBM Call Center with the PBM loan production office in Riverside, California. The closures and consolidation of the PBM offices was due primarily to the decline in loan demand, resulting from, among others, the decline in the real estate market, stricter loan underwriting standards and the well documented deterioration of the mortgage banking environment.

For the fiscal year ended June 30, 2007, the Bank recognized $212,000 of charges related to the action described above ($175,000 in premises and occupancy expense and $37,000 in salaries and employee benefits expense). As of June 30, 2007, the Bank does not have a remaining liability with respect to these actions and does not believe that additional charges will be incurred.

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

Real estate
Real estate acquired through foreclosure is initially recorded at the lesser of the loan balance at the time of foreclosure or the fair value of the real estate acquired, less estimated selling costs. Subsequent to foreclosure, the Corporation charges current earnings with a provision for estimated losses if the carrying value of the property exceeds its fair value. Gains or losses on the sale of real estate are recognized upon disposition of the property. Costs relating to improvement of the property are capitalized. Other costs are expensed as incurred.

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

Stock repurchases
The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During fiscal 2007, the Corporation completed the May 2006 stock repurchase program (5% of its common stock or approximately 350,558 shares), the January 2007 stock repurchase program (5% of its common stock or approximately 333,365 shares) and on June 25, 2007, the Corporation announced a plan regarding the repurchase of 5% of its common stock or approximately 318,847 shares. As of June 30, 2007, no shares have been repurchased under the June 2007 stock repurchase program, leaving 318,847 authorized shares available for future repurchase activity. For fiscal 2007, the Corporation repurchased 664,594 shares at an average cost of $28.06 per share. During fiscal 2007, the Corporation also repurchased 1,696 shares of restricted stock in lieu of distribution to employees (to satisfy the minimum income tax required to be withheld from employees) at an average cost of $29.88 per share.


Notes to Consolidated Financial Statements

Earnings per common share (EPS)
Basic EPS represents net income divided by the weighted average common shares outstanding during the period excluding any potential dilutive effects. Diluted EPS gives effect to all potential issuance of common stock that would have caused basic EPS to be lower as if the issuance had already occurred. Accordingly, diluted EPS reflects an increase in the weighted average shares outstanding as a result of the assumed exercise of stock options and the vesting of restricted stock.

Stock-based compensation
Prior to the fiscal year ended June 30, 2005, stock options were accounted for under Accounting Principles Board ("APB") Opinion No. 25 using the intrinsic value method. Accordingly, no stock option expense was recorded in periods prior to the fiscal year ended June 30, 2005, since the exercise price of the options issued has always been equal to the market value at the date of grant. Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Effective July 1, 2005, the Corporation adopted SFAS No. 123(R) using the modified prospective method under which the provisions of SFAS No. 123(R) are applied to new awards and to awards modified, repurchased or cancelled after June 30, 2005 and to awards outstanding on June 30, 2005 for which requisite service has not yet been rendered.

The adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense during fiscal 2007 and fiscal 2006 and are solely related to issued and unvested stock option grants. The incremental stock-based compensation expense for fiscal years ended June 30, 2007 and 2006 was $462,000 and $394,000, respectively. The impact of this additional expense on basic and diluted earnings per share for fiscal 2007 and 2006 was a reduction of $0.06 and $0.03, respectively. Cash provided by operating activities for fiscal 2007 and 2006 decreased by $81,000 and $2.6 million, respectively, and cash provided by financing activities increased by an identical amount for fiscal 2007 and 2006, respectively, related to excess tax benefits from stock-based payment arrangements.


Notes to Consolidated Financial Statements

As required under SFAS No. 123(R), the reported net income and earnings per share for the fiscal year ended June 30, 2005 have been presented below to reflect the impact had the Corporation been required to recognize compensation cost based on the fair value at the grant date for stock options. The pro forma amounts are as follows:

(In Thousands, Except Per Share Amounts)	Year Ended June 30, 2005
Net income, as reported	$ 18,699
Add:
Stock-based compensation expense included in the reported net income, net of tax	263
Deduct:

Total stock-based compensation expense, determined using the fair value method, net of tax	(951)
Pro forma net income	$ 18,011

Earnings per share:
Basic - as reported	$ 2.84
Basic - pro forma	$ 2.73

Diluted - as reported	$ 2.64
Diluted - pro forma	$ 2.54

ESOP (Employee Stock Ownership Plan)
The Corporation recognizes compensation expense when shares are committed to be released to employees in an amount equal to the fair value of the shares so committed. The difference between the amount of compensation expense and the cost of the shares released is recorded as additional paid-in capital. Cash dividends received on the unallocated ESOP shares are applied as a prepayment to the ESOP loan and reduce the amount of unearned stock compensation.

Restricted Stock
The Corporation recognizes compensation expense over the vesting period of the shares awarded, equal to the fair value of the shares at the date of the award.

Post retirement benefits
The estimated obligation for post retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible retirees and employees grandfathered as of June 30, 2007. The post retirement benefit liability is included in other liabilities in the accompanying consolidated financial statements. Effective July 1, 2003, the Corporation discontinued the post retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits.

Comprehensive income
Accounting principles generally require that realized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains or losses on available for sale securities, are reported as a separate component of the stockholders' equity section of the Consolidated Statements of Financial Condition, such items, along with income, are components of comprehensive income.


Notes to Consolidated Financial Statements

The components of other comprehensive income and their related tax effects are as follows:

	For the Year Ended June 30,
(In Thousands)	2007	2006	2005
Unrealized holding gains (losses) on securities available for sale, net	$ 1,903	$ (1,241)	$ 934
Reclassification adjustment for gains realized in income	-	-	(384)
Net unrealized gains (losses)	1,903	(1,241)	550
Tax effect	(799)	521	(231)
Net-of-tax amount	$ 1,104	$ (720)	$ 319

Recent accounting pronouncements

Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 159:

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Management has not determined the impact, if any, of this Statement on the Corporation's financial condition, results of operations, or cash flows.

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

SEC Staff Accounting Bulletin No. 108:
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Quantifying Financial Misstatements," which expresses the Staff's views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the "rollover" (current year statement of operations perspective) and "iron curtain" (year-end consolidated statement of financial condition perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The adoption of this guidance did not have a material effect on the Corporation's financial condition, results of operations, or cash flows.

FASB Interpretation No. 48 ("FIN 48"):
In July 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," which supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position


Notes to Consolidated Financial Statements

must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. The interpretation also requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation will not have a material impact on the Corporation's financial condition, results of operations, or cash flows.

2.   Investment Securities:

The amortized cost and estimated fair value of investment securities as of June 30, 2007 and 2006 were as follows:

June 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity

U.S. government sponsored enterprise debt securities	$ 19,000	$ -	$ (164)	$ 18,836	$ 19,000
U.S. government agency MBS (1)	1	-	-	1	1
Total held to maturity	19,001	-	(164)	18,837	19,001

Available for sale
U.S. government sponsored enterprise debt securities	9,849	-	(166)	9,683	9,683
U.S. government agency MBS	57,555	19	(35)	57,539	57,539
U.S. government sponsored enterprise MBS	58,861	337	(132)	59,066	59,066
Private issue CMO (2)	4,627	22	(8)	4,641	4,641
Freddie Mac common stock	6	358	-	364	364
Fannie Mae common stock	1	25	-	26	26
Other common stock	118	405	-	523	523
Total available for sale	131,017	1,166	(341)	131,842	131,842
Total investment securities	$ 150,018	$ 1,166	$ (505)	$ 150,679	$ 150,843

 (1)    Mortgage-backed Securities ("MBS").
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

No investment securities were sold during the fiscal years ended June 30, 2007 and 2006. The gross realized gain on sale of investment securities based on identified securities during the fiscal year ended June 30, 2005 was $384,000. There were no realized losses during the fiscal year ended June 30, 2005. The tax expense on the sale of investment securities for June 30, 2005 was $161,000.

During fiscal 2007, $44.5 million of investment securities matured, $40.1 million of MBS principal payments were received and $56.5 million of investment securities were purchased. In fiscal 2006, $4.2 million of investment securities matured and $49.0 million of MBS principal payments were received. As of June 30, 2007, MBS and CMO investments represented 80% of investment securities compared to 59% at June 30, 2006.


Notes to Consolidated Financial Statements

As of June 30, 2007 and 2006, the Corporation held investments with an unrealized loss position totaling $505,000 and $3.1 million, respectively, consisting of the following:

As of June 30, 2007	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprise debt securities:
Freddie Mac	$ -	$ -	$ 10,869	$ 130	$ 10,869	$ 130
FHLB	-	-	17,650	200	17,650	200
U.S. government agency MBS:
GNMA (1)	27,769	32	4,762	3	32,531	35
U.S. government sponsored enterprise MBS:
Fannie Mae	-	-	2,988	54	2,988	54
Freddie Mac	14,821	78	-	-	14,821	78
Private issue CMO:
Washington Mutual, Inc.	-	-	1,222	8	1,222	8
Total	$ 42,590	$ 110	$ 37,491	$ 395	$ 80,081	$ 505

As of June 30, 2006	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprise debt securities:
Fannie Mae	$ -	$ -	$ 6,866	$ 132	$ 6,866	$ 132
Freddie Mac	-	-	10,606	393	10,606	393
FHLB	-	-	47,816	1,061	47,816	1,061
FFCB (2)	-	-	5,887	113	5,887	113
U.S. government agency MBS:
GNMA (1)	22,103	358	15,262	420	37,365	778
U.S. government sponsored enterprise MBS:
Fannie Mae	18,647	66	15,375	410	34,022	476
Freddie Mac	1,369	2	-	-	1,369	2
Private issue CMO:
Washington Mutual, Inc.	-	-	5,412	145	5,412	145
Total	$ 42,119	$ 426	$ 107,224	$ 2,674	$ 149,343	$ 3,100

 (1)   Government National Mortgage Association ("GNMA")
 (2)   Federal Farm Credit Banks ("FFCB")

As of June 30, 2007, the unrealized holding losses relate to a total of 14 investment securities, which consist of two adjustable rate MBS, one adjustable rate CMO and 11 fixed rate government sponsored enterprise debt obligations, which have been in an unrealized loss position (ranging from a de minimus percentage to 2.4% of cost) for more than


Notes to Consolidated Financial Statements

12 months. Such unrealized holding losses are primarily the result of an increase in market interest rates during fiscal 2007 and fiscal 2006. Based on the nature of the investments and other considerations discussed above, management concluded that such unrealized losses were not other than temporary as of June 30, 2007.

Contractual maturities of investment securities as of June 30, 2007 and 2006 were as follows:

	June 30, 2007		June 30, 2006
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$ 19,000	$ 18,836	$ 32,029	$ 31,506
Due after one through five years	1	1	19,002	18,408
Due after five years	-	-	-	-
	19,001	18,837	51,031	49,914
Available for sale
Due in one year or less	8,095	7,965	14,142	13,944
Due after one through five years	1,850	1,813	9,849	9,463
Due after five through ten years	-	-	-	-
Due after ten years	120,947	121,151	103,010	101,883
No stated maturity (common stock)	125	913	125	868
	131,017	131,842	127,126	126,158
Total investment securities	$ 150,018	$ 150,679	$ 178,157	$ 176,072

3.   Loans Held for Investment:

Loans held for investment consisted of the following:

	June 30,
(In Thousands)	2007	2006

Mortgage loans:
Single-family	$ 826,249	$ 828,091
Multi-family	330,231	219,072
Commercial real estate	147,545	127,342
Construction	60,571	149,517
Commercial business loans	10,054	12,911
Consumer loans	509	734
Other loans	9,307	16,244
	1,384,466	1,353,911
Less:
Undisbursed loan funds	(25,484)	(84,024)
Deferred loan costs	5,152	3,417
Allowance for loan losses	(14,845)	(10,307)
Total loans held for investment, net	$ 1,349,289	$ 1,262,997

Fixed-rate loans comprised 4% and 2% of loans held for investment at June 30, 2007 and 2006, respectively. As of June 30, 2007, the Bank had $87.4 million in mortgage loans that are subject to negative amortization, consisting of $47.8 million in multi-family loans, $27.0 million in commercial real estate loans and $12.6 million in single-family


Notes to Consolidated Financial Statements

loans. This compares to negative amortization mortgage loans of $95.4 million at June 30, 2006, consisting of $42.5 million in multi-family loans, $32.2 million in commercial real estate loans and $20.7 million in single-family loans. The amount of negative amortization included in loan balances increased to $341,000 at June 30, 2007 from $86,000 at June 30, 2006. During fiscal 2007, approximately $255,000, or 0.28%, of loan interest income represented negative amortization, up from $108,000, or 0.14% in fiscal 2006. Negative amortization involves a greater risk to the Bank, because during a period of high interest rates, the loan principal balance may increase by up to 115% of the original loan amount. Also, the Bank has invested in interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable interest rate and a fully amortizing loan payment. As of June 30, 2007 and 2006, the interest-only ARM loans were $619.7 million and $638.5 million, or 45.4% and 50.1% of loans held for investment, respectively.

The following table sets forth information at June 30, 2007 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable interest rate loans and fixed interest rate loans. Adjustable interest rate loans having no stated repricing dates and overdrafts are reported as repricing within one year. The table does not include any estimate of prepayments which may cause the Bank's actual repricing experience to differ materially from that shown below.

	Adjustable Rate
(In Thousands)	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Fixed Rate	Total

Mortgage loans:
Single-family	$ 116,349	$ 268,726	$ 427,441	$ 2,015	$ -	$ 11,718	$ 826,249
Multi-family	95,009	95,546	99,345	24,482	-	15,849	330,231
Commercial real estate	30,731	57,098	40,241	481	-	18,994	147,545
Construction	59,702	-	-	-	-	869	60,571
Commercial business loans	6,234	447	-	-	-	3,373	10,054
Consumer loans	503	-	-	-	-	6	509
Other loans	7,282	-	-	-	-	2,025	9,307

Total loans held for investment	$ 315,810	$ 421,817	$ 567,027	$ 26,978	$ -	$ 52,834	$ 1,384,466

The following summarizes the components of the net change in the allowance for loan losses:

	Year Ended June 30,
(In Thousands)	2007	2006	2005

Balance, beginning of period	$ 10,307	$ 9,215	$ 7,614
Provision for losses	5,078	1,134	1,641
Recoveries	1	2	2
Charge-offs	(541)	(44)	(42)
Balance, end of period	$ 14,845	$ 10,307	$ 9,215


Notes to Consolidated Financial Statements

Non-accrual loans were $15.9 million and $2.5 million at June 30, 2007 and 2006, respectively. The effect of non-accrual and restructured loans on interest income for the years ended June 30, 2007, 2006 and 2005 is presented below:

	Year Ended June 30,
(In Thousands)	2007	2006	2005
Contractual interest due	$ 1,162	$ 146	$ 1
Interest recognized	(173)	(33)	-
Net interest foregone	$ 989	$ 113	$ 1

The following tables identify the Corporation's total recorded investment in impaired loans by type, net of specific allowances, at June 30, 2007 and 2006:

	June 30, 2007
(In Thousands)	Recorded Investment	Allowance For Loan Losses	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$ 2,651	$ (621)	$ 2,030
Without a related allowance	11,241	-	11,241
Total single-family loans	13,892	(621)	13,271

Construction:
With a related allowance	4,981	(2,624)	2,357
Total construction loans	4,981	(2,624)	2,357

Commercial business loans:
With a related allowance	252	(81)	171
Total commercial business loans	252	(81)	171

Other loans:
Without a related allowance	108	-	108
Total other loans	108	-	108
Total impaired loans	$ 19,233	$ (3,326)	$ 15,907


Notes to Consolidated Financial Statements

	June 30, 2006
(In Thousands)	Recorded Investment	Allowance For Loan Losses	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$ 508	$ (106)	$ 402
Without a related allowance	812	-	812
Total single-family loans	1,320	(106)	1,214

Construction:
With a related allowance	462	(76)	386
Without a related allowance	1,313	-	1,313
Total construction loans	1,775	(76)	1,699

Commercial business loans:
With a related allowance	60	(56)	4
Total commercial business loans	60	(56)	4
Total impaired loans	$ 3,155	$ (238)	$ 2,917

At June 30, 2007 and 2006, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

During the years ended June 30, 2007, 2006 and 2005, the Corporation's average investment in impaired loans was $10.2 million, $1.8 million and $1.4 million, respectively. Interest income of $646,000, $192,000 and $328,000 was recognized, based on cash receipts, on impaired loans during the years ended June 30, 2007, 2006 and 2005, respectively. The Corporation records interest on non-accrual loans utilizing the cash basis method of accounting during the periods when the loans are on non-accrual status.

In the ordinary course of business, the Bank makes loans to its directors, officers and employees at substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers. The following is a summary of related-party loan activity:

	Year Ended June 30,
(In Thousands)	2007	2006	2005

Balance, beginning of period	$ 5,497	$ 5,417	$ 4,398
Originations	3,157	4,111	13,896
Sales/payments	(5,531)	(4,031)	(12,877)
Balance, end of period	$ 3,123	$ 5,497	$ 5,417


Notes to Consolidated Financial Statements

4.   Mortgage Loan Servicing and Loans Originated for Sale:

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation:

	Year Ended June 30,
(In Thousands)	2007	2006	2005

Loans serviced for Freddie Mac	$ 6,315	$ 8,918	$ 12,784
Loans serviced for Fannie Mae	21,206	22,484	27,789
Loans serviced for FHLB - San Francisco	173,239	201,644	226,995
Loans serviced for other institutional investors	5,028	6,604	7,562
Total loans serviced for others	$ 205,788	$ 239,650	$ 275,130

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. As of June 30, 2007 and 2006, the Corporation held borrowers' escrow balances related to loans serviced for others of $493,000 and $559,000, respectively.

The following table summarizes the estimated aggregate amortization expense for servicing assets as of June 30, 2007:

Year Ended June 30,	Amount (In Thousands)

2008	$ 353
2009	265
2010	150
2011	125
2012	98
Thereafter	-
Total estimated amortization expense	$ 991

Loans sold consisted of the following:

	Year Ended June 30,
(In Thousands)	2007	2006	2005

Loans sold:
Servicing - released	$ 1,119,330	$ 1,242,093	$ 1,232,682
Servicing - retained	4,108	19,348	81,711
Total loans sold	$ 1,123,438	$ 1,261,441	$ 1,314,393


Notes to Consolidated Financial Statements

Loans held for sale consisted of the following:

	June 30,
(In Thousands)	2007	2006

Fixed rate	$ 1,337	$ 162
Adjustable rate	-	4,551
Total loans held for sale	$ 1,337	$ 4,713

5.   Real Estate Held for Investment and Real Estate Owned:

Real estate held for investment consisted of the following:

June 30,
(In Thousands)	2007	2006

Real estate held for investment	$ -	$ 653
Less accumulated depreciation	-	-
Total real estate held for investment, net	$ -	$ 653

The Corporation sold land located in Riverside, California on July 28, 2006, resulting in a pretax gain of $2.3 million (approximately $1.3 million net of taxes).

Real estate owned consisted of the following:

June 30,
(In Thousands)	2007	2006

Real estate owned	$ 3,804	$ -
Less allowance for real estate losses	-	-
Total real estate owned, net	$ 3,804	$ -

Real estate owned was primarily the result of real estate acquired in the settlement of loans during fiscal 2007. As of June 30, 2007, real estate owned was comprised of 10 properties, primarily single-family residences located in Southern California. During fiscal 2007, the Bank sold five properties for a net loss of $32,000, inclusive of expenses for the sold properties.


Notes to Consolidated Financial Statements

6.   Premises and Equipment:

Premises and equipment consisted of the following:

	June 30,
(In Thousands)	2007	2006

Land	$ 3,051	$ 3,051
Buildings	8,416	8,353
Leasehold improvements	1,525	1,244
Furniture and equipment	7,030	6,233
Automobiles	81	81
	20,103	18,962
Less accumulated depreciation and amortization	(12,980)	(12,102)
Total premises and equipment, net	$ 7,123	$ 6,860

Depreciation and amortization expense for the years ended June 30, 2007, 2006 and 2005 amounted to $972,000, $1.2 million and $1.1 million, respectively.

7.   Deposits:

	June 30, 2007		June 30, 2006
(Dollars in Thousands)	Interest Rate	Amount	Interest Rate	Amount

Checking deposits - non interest-bearing	-	$ 43,694	-	$ 48,776
Checking deposits - interest-bearing (1)	0% - 3.92%	122,588	0% - 1.98%	131,265
Savings deposits (1)	0% - 5.11%	153,036	0% - 4.41%	181,806
Money market deposits (1)	0% - 5.12%	30,647	0% - 2.99%	29,274
Time deposits
Under $100	0.40% - 5.84%	302,738	0.40% - 5.52%	253,705
$100 and over (2)	2.47% - 5.70%	345,869	0.40% - 5.47%	272,756
Total deposits		$ 998,572		$ 917,582
Weighted average interest rate on deposits		3.63%		2.83%

 (1)   Certain interest-bearing checking, savings and money market accounts require a minimum balance to earn interest.

 (2)   Includes a single depositor with balances of $100.0 million.


Notes to Consolidated Financial Statements

The aggregate annual maturities of time deposits are as follows:

	June 30,
(In Thousands)	2007	2006

One year or less	$ 434,463	$ 305,870
Over one to two years	162,722	129,299
Over two to three years	46,985	77,419
Over three to four years	1,912	10,146
Over four to five years	2,525	3,727
Total time deposits	$ 648,607	$ 526,461

Interest expense on deposits is summarized as follows:

	Year Ended June 30,
(In Thousands)	2007	2006	2005

Checking deposits - interest-bearing	$ 961	$ 814	$ 680
Savings deposits	2,823	3,151	4,484
Money market deposits	510	410	490
Time deposits	26,867	17,691	10,508
Total interest expense on deposits	$ 31,161	$ 22,066	$ 16,162

The Corporation is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank. The cash balances maintained by the Bank at June 30, 2007 and 2006 were sufficient to cover the reserve requirements.

8.   Borrowings:

Advances from the FHLB - San Francisco, which mature on various dates through 2021, are collateralized by pledges of certain real estate loans with an aggregate principal balance at June 30, 2007 and 2006 of $875.2 million and $737.3 million, respectively. In addition, the Bank pledged investment securities totaling $24.9 million at June 30, 2007 to collateralize its FHLB - San Francisco advances under the Securities-Backed Credit ("SBC") program as compared to $54.6 million at June 30, 2006. At June 30, 2007, the Bank's FHLB - San Francisco borrowing capacity, which is limited to 50% of total assets reported on the Bank's quarterly thrift financial report, is approximately $885.2 million as compared to 40%, its previous limit, of total assets or $624.7 million at June 30, 2006. In addition, the Bank has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $60.0 million which matures on November 30, 2007. As of June 30, 2007 and 2006, the Bank has no borrowings outstanding under this facility.


Notes to Consolidated Financial Statements

Borrowings consisted of the following:

	June 30,
(In Thousands)	2007	2006

FHLB - San Francisco advances	$ 478,774	$ 491,711
SBC FHLB - San Francisco advances	24,000	54,500
Total borrowings	$ 502,774	$ 546,211

As a member of the FHLB - San Francisco, the Bank is required to maintain a minimum investment in FHLB - San Francisco stock. The Bank held the required investment of $32.2 million and an excess investment of $11.7 million at June 30, 2007, as compared to the required investment of $35.6 million and an excess investment of $2.0 million at June 30, 2006. Any excess may be redeemed at par by the Bank or returned by FHLB - San Francisco.

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:

	At or For the Year Ended June 30,
(Dollars In Thousands)	2007	2006	2005

Balance outstanding at the end of period:
FHLB - San Francisco advances	$ 502,774	$ 546,211	$ 550,845
Correspondent bank advances	-	-	$ 10,000

Weighted average rate at the end of period:
FHLB - San Francisco advances	4.55%	4.53%	3.95%
Correspondent bank advances	-	-	3.39%

Maximum amount of borrowings outstanding at any month end:
FHLB - San Francisco advances	$ 689,443	$ 572,342	$ 550,845
Correspondent bank advances	$ 1,000	-	$ 10,000

Average short-term borrowings during the period (1) with respect to:
FHLB - San Francisco advances	$ 281,267	$ 121,950	$ 135,708
Correspondent bank advances	$ 168	$ 205	$ 334

Weighted average short-term borrowing rate during the period (1) with respect to:
FHLB - San Francisco advances	4.89%	4.11%	2.84%
Correspondent bank advances	5.34%	3.46%	2.05%

(1) Borrowings with a remaining term of 12 months or less.


Notes to Consolidated Financial Statements

The aggregate annual contractual maturities of borrowings are as follows:

	June 30,
(In Thousands)	2007	2006

Within one year	$ 246,000	$ 157,400
Over one to two years	30,000	132,000
Over two to three years	72,000	30,000
Over three to four years	88,000	72,000
Over four to five years	65,000	88,000
Over five years	1,774	66,811
Total borrowings	$ 502,774	$ 546,211
Weighted average interest rate	4.55%	4.53%

9.   Income Taxes:

The provision (benefit) for income taxes consisted of the following:

	Year Ended June 30,
(In Thousands)	2007	2006	2005

Current:
Federal	$ 6,568	$ 13,221	$ 9,670
State	2,392	4,504	3,318
	8,960	17,725	12,988
Deferred:
Federal	233	(1,561)	792
State	(69)	(488)	297
	164	(2,049)	1,089
Provision for income taxes	$ 9,124	$ 15,676	$ 14,077

The Corporation's tax benefit from non-qualified equity compensation in fiscal 2007, fiscal 2006 and fiscal 2005 was approximately $81,000, $2.6 million and $322,000, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	Year Ended June 30,
(In Thousands)	2007	2006	2005

Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	7.5	7.2	7.1
Other	2.2	1.1	0.8
Effective income tax rate	44.7%	43.3%	42.9%


Notes to Consolidated Financial Statements

Deferred tax (assets) liabilities by jurisdiction were as follows:

	June 30,
(In Thousands)	2007	2006

Deferred taxes - federal	$ 105	$ (728)
Deferred taxes - state	(133)	(113)
Total net deferred tax assets	$ (28)	$ (841)

Deferred tax (assets) liabilities were comprised of the following:

	June 30,
(In Thousands)	2007	2006

Depreciation	$ 156	$ 665
FHLB - San Francisco stock dividends	5,067	4,047
Unrealized gain on investment securities	343	-
Unrealized gain on interest-only strips	159	109
Deferred loan costs	3,038	2,624
Total deferred tax liabilities	8,763	7,445

State taxes	(757)	(1,365)
Loss reserves	(6,387)	(4,633)
Deferred compensation	(1,486)	(1,697)
Accrued vacation	(142)	(126)
Unrealized loss on investment securities	-	(406)
Other	(19)	(59)
Total deferred tax assets	(8,791)	(8,286)
Net deferred tax assets	$ (28)	$ (841)

The net deferred tax (assets) liabilities are included in Other Assets or Other Liabilities in the accompanying Consolidated Statements of Financial Condition.

Retained earnings at June 30, 2007 included approximately $9.0 million for which federal income tax of $3.1 million had not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate. If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

10.   Capital:

Federal regulations require that institutions with investments in subsidiaries conducting real estate investment and joint venture activities maintain sufficient capital over the minimum regulatory requirements. The Bank maintains capital in excess of the minimum requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Core Capital (as defined) to Adjusted Tangible Assets (as defined). Management believes, as of June 30, 2007 and 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2007 and 2006, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum Total Risk-Based Capital (to risk-weighted assets), Core Capital (to adjusted tangible assets) and Tier 1 Risk-Based Capital (to risk-weighted assets) as set forth in the table. There are no conditions or events since that notification the management believes have changed the Bank's category.

The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements. In fiscal 2007, 2006 and 2005, the Bank declared and paid cash dividends of $20.0 million, $6.0 million and $8.3 million, respectively, to its parent, the Corporation.

The Bank's actual capital amounts and ratios as of June 30, 2007 and 2006 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2007
Total Risk-Based Capital	$ 134,604	12.51%	$ 86,103	> 8.0%	$ 107,629	> 10.0%
Core Capital	125,698	7.63%	65,884	> 4.0%	82,355	> 5.0%
Tier 1 Risk-Based Capital	122,721	11.40%	N/A	N/A	64,577	> 6.0%
Tangible Capital	125,698	7.63%	24,707	> 1.5%	N/A	N/A

As of June 30, 2006
Total Risk-Based Capital	$ 138,807	13.37%	$ 83,037	> 8.0%	$ 103,796	> 10.0%
Core Capital	131,308	8.08%	64,974	> 4.0%	81,218	> 5.0%
Tier 1 Risk-Based Capital	128,403	12.37%	N/A	N/A	62,278	> 6.0%
Tangible Capital	131,308	8.08%	24,365	> 1.5%	N/A	N/A

11.   Benefit Plans:

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements. Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service. The Corporation makes matching contributions up to 3% of participants' pretax


Notes to Consolidated Financial Statements

compensation. Participants vest immediately in their own contributions with 100% vesting in the Corporation's contributions occurring after six years of credited service. The Corporation's expense for the plan was approximately $426,000, $411,000 and $379,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

The Corporation has a multi-year employment agreement with one executive officer, which requires payments of certain benefits upon retirement. The obligation was fully funded at June 30, 2007 and actuarially determined retirement costs are being accrued and expensed annually.

ESOP (Employee Stock Ownership Plan)

An ESOP was established on June 27, 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours. The ESOP Trust borrowed $4.1 million from the Corporation to purchase 922,538 shares of the common stock issued in the conversion. The loan is principally repaid from the Corporation's contributions to the ESOP over a period of 15 years. In addition to the scheduled principal loan payments, the ESOP Trust has paid additional principal amounts, which came from cash dividends received on the unallocated ESOP shares. The additional principal payment (loan prepayment) in fiscal 2007 and 2006 was $199,000 and $202,000, respectively. At June 30, 2007 and 2006, the outstanding balance on the loan was $481,000 and $1.1 million, respectively. Shares purchased with the loan proceeds are held in an unearned ESOP account and released on a pro rata basis based on the distribution schedule. Contributions to the ESOP and shares released from the unearned ESOP account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after six years of credited service. Vesting accelerates upon retirement, death or disability of the participant or in the event of a change in control of the Corporation. Forfeitures are reallocated among remaining participating employees in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The expense related to the ESOP was $1.7 million, $1.7 million and $1.7 million for the years ended June 30, 2007, 2006 and 2005, respectively. At June 30, 2007 and 2006, the unearned ESOP account of $175,000 and $644,000, respectively, was reported as a reduction to stockholders' equity.

The table below reflects ESOP activity for the year indicated (in number of shares):

	June 30,
	2007	2006	2005
Unallocated shares at beginning of year	289,118	349,985	410,852
Allocated	(60,867)	(60,867)	(60,867)
Unallocated shares at end of year	228,251	289,118	349,985

The fair value of unallocated ESOP shares was $5.7 million, $8.7 million and $9.8 million at June 30, 2007, 2006 and 2005, respectively.

12.   Incentive Plans:

As of June 30, 2007, the Corporation had four share-based compensation plans, which are described below. These plans include the 2006 Equity Incentive Plan, 2003 Stock Option Plan, 1996 Stock Option Plan and 1997 Management Recognition Plan. The compensation cost that has been charged against income for these plans was $511,000, $324,000 and $455,000 for fiscal years ended June 30, 2007, 2006 and 2005, respectively. The income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation plans was $81,000, $2.6 million and $322,000 for fiscal years ended June 30, 2007, 2006 and 2005, respectively.


Notes to Consolidated Financial Statements

Equity Incentive Plan. The Corporation established and the shareholders approved the 2006 Equity Incentive Plan ("2006 Plan") for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary. The 2006 Plan authorizes 365,000 stock options and 185,000 shares of restricted stock. The 2006 Plan also provides that no person may be granted more than 73,000 stock options or 27,750 shares of restricted stock in any one year.

a) Equity Incentive Plan - Stock Options. Under the 2006 Plan, options may not be granted at a price less than the fair market value at the date of the grant. Options typically vest over a five-year period on a pro-rata basis as long as the director, advisory director, director emeriti, officer or employee remains in service to the Corporation. The options are exercisable after vesting for up to the remaining term of the original grant. The maximum term of the options granted is 10 years.

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

Fiscal 2007
Expected volatility range	19%
Weighted-average volatility	19%
Expected dividend yield	2.5%
Expected term (in years)	7.4
Risk-free interest rate	4.8%

A total of 187,300 options were granted in the third quarter of fiscal 2007. The weighted-average grant-date fair value of options granted during the quarter ended March 31, 2007 was $6.49 per share. There was no other activity. As of June 30, 2007, there were 177,700 options available for future grants under the 2006 Plan.

The following is a summary of stock option activity since the inception of the 2006 Plan and changes during the fiscal year ended June 30, 2007 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	-	-
Granted	187,300	$ 28.31
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2007	187,300	$ 28.31	9.61	NIL
Exercisable at June 30, 2007	-	-	-	-

As of June 30, 2007, there was $895,000 of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the 2006 Plan. The expense is expected to be recognized over a weighted-average period of 4.6 years. The forfeiture rate during fiscal 2007 was 20 percent and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.


Notes to Consolidated Financial Statements

b) Equity Incentive Plan - Restricted Stock. The Corporation will use 185,000 shares of its treasury stock to fund the 2006 Plan. Awarded shares typically vest over a five-year period as long as the director, advisory director, director emeriti, officer or employee remains in service to the Corporation. Once vested, a recipient of restricted stock will have all the rights of a shareholder, including the power to vote and the right to receive dividends. The Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

A total of 62,750 shares of restricted stock were awarded in the third quarter of fiscal 2007. At June 30, 2007, the value of the unearned restricted stock was $1.6 million, and reported as a reduction to stockholders' equity (included in the Consolidated Statements of Financial Condition under additional paid-in capital, as per SFAS No. 123(R)). As of June 30, 2007, there were 122,250 shares of restricted stock available for future awards.

A summary of the status of the Corporation's unvested restricted stock since the inception of the plan and changes during the fiscal year ended June 30, 2007 is presented below:

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at July 1, 2006	-	-
Granted	62,750	$26.49
Vested	-	-
Forfeited	-	-
Unvested at June 30, 2007	62,750	$26.49

As of June 30, 2007, the unvested share-based compensation awarded under the 2006 Plan is expected to be recognized over a weighted-average period of 4.6 years. Similar to options, a forfeiture rate of 20 percent is used for the restricted stock compensation expense calculations.

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

On April 28, 2005, the Board of Directors accelerated the vesting of 136,950 unvested stock options, which were previously granted to directors, officers and key employees who had three or more continuous years of service with the Corporation or an affiliate of the Corporation. The Board believed that it was in the best interest of the shareholders to accelerate the vesting of these options, which were granted prior to January 1, 2004, since it will have a positive impact on the future earnings of the Corporation. This action was taken as a result of SFAS No. 123(R) which the Corporation adopted on July 1, 2005.

As a result of accelerating the vesting of these options, the Corporation recorded a $320,000 charge to compensation expense during the quarter ended June 30, 2005. This charge represents a new measurement of compensation cost for these options as of the modification date. The modification introduced the potential for an effective renewal of the awards as some of these options may have been forfeited by the holders. This charge will require quarterly adjustment in future periods for actual forfeiture experience. For the fiscal year ended June 30, 2007, a recovery of $116,000 was realized; and since inception, a $278,000 recovery has been realized. The Corporation estimates that


Notes to Consolidated Financial Statements

the compensation expense related to these options that would have been recognized over their remaining vesting period pursuant to the transition provisions of SFAS No. 123(R) was $1.7 million. Because these options are now fully vested, they are not subject to the provisions of SFAS No. 123(R).

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

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Expected volatility range	23%	20% - 21%	14% - 18%
Weighted-average volatility	23%	20%	16%
Expected dividend yield	2.0%	1.9% - 2.0%	1.3% - 2.0%
Expected term (in years)	7.4	7.6 - 7.8	7.8 - 10.0
Risk-free interest rate	4.5% - 5.0%	4.1% - 4.7%	4.0% - 4.5%

In fiscal 2007, the total options (under both plans) granted and exercised were 64,000 shares and 51,393 shares, respectively. No shares were forfeited in fiscal 2007. In fiscal 2006, the total options (under both plans) granted, exercised and forfeited were 19,000 shares, 403,632 shares and 37,000 shares, respectively. As of June 30, 2007 and 2006, the number of options available for future grants under the Stock Option Plans were 42,000 and 107,200 shares, respectively.


Notes to Consolidated Financial Statements

The following is a summary of stock option activity under the 1996 and 2003 Plans:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2004	1,024,850	$ 13.49
Granted	68,000	26.91
Exercised	(74,775)	7.96
Forfeited	(43,450)	18.81
Outstanding at June 30, 2005	974,625	$ 14.62	5.52	$13,148
Exercisable at June 30, 2005	686,125	$ 10.41	4.13	$12,144

Outstanding at July 1, 2005	974,625	$ 14.62
Granted	19,000	30.03
Exercised	(403,632)	7.27
Forfeited	(37,000)	25.83
Outstanding at June 30, 2006	552,993	$ 19.77	6.92	$5,657
Exercisable at June 30, 2006	344,793	$ 16.66	6.30	$4,600

Outstanding at July 1, 2006	552,993	$ 19.77
Granted	64,000	30.02
Exercised	(51,393)	19.80
Forfeited	-	-
Outstanding at June 30, 2007	565,600	$ 20.93	6.28	$2,822
Exercisable at June 30, 2007	357,500	$ 17.64	5.48	$2,689

The weighted-average grant-date fair value of options granted during the fiscal years ended June 30, 2007, 2006 and 2005 was $8.43, $7.77 and $7.22 per share, respectively. The total intrinsic value of options exercised during the years ended June 30, 2007, 2006 and 2005 was $411,000, $8.3 million and $1.5 million, respectively.

As of June 30, 2007, there was $1.4 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 1996 and 2003 Stock Option Plans. This expense is expected to be recognized over a weighted-average period of 2.6 years. The forfeiture rate during fiscal 2007 and 2006 were both 20%, which were calculated based on the historical experience of all fully vested stock option grants and is reviewed annually.

Management Recognition Plan ("MRP"). The Corporation established the MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock. The Corporation acquired 461,250 shares of its common stock in the open market to fund the MRP in 1997. All of the MRP shares have been awarded. Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation. The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at the award date. MRP compensation expense was $58,000, $92,000 and $135,000 for the years ended June 30, 2007, 2006 and 2005, respectively.


Notes to Consolidated Financial Statements

A summary of the activity of the Corporation's unvested MRP stock is presented below:

Unvested Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at July 1, 2004	36,526	$ 10.74
Granted	-	-
Vested	(13,468)	10.00
Forfeited	-	-
Unvested at June 30, 2005	23,058	$ 11.17
Granted	-	-
Vested	(13,470)	10.00
Forfeited	-	-
Unvested at June 30, 2006	9,588	$ 12.81
Granted	-	-
Vested	(5,820)	12.26
Forfeited	-	-
Unvested at June 30, 2007	3,768	$13.67

As of June 30, 2007 and 2006, the unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the MRP (included in the Consolidated Statements of Financial Condition under Additional paid-in capital, pursuant to SFAS No. 123(R)) was $4,000 and $62,000, respectively. The unrecognized compensation expense at June 30, 2007 is expected to be recognized in July 2007 when the remaining MRP will be distributed (3,768 shares), which will complete the plan. The forfeiture rate during fiscal 2007 was 0%, which was based on the full retention of the remaining participants. The fair value of shares vested during the years ended June 30, 2007, 2006 and 2005, was $174,000, $366,000 and $362,000, respectively.

13.   Earnings Per Share:

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Corporation. No shares have been excluded from the diluted EPS computations.

	For the Year Ended June 30, 2007
(Dollars in Thousands, Except Share Amount)	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 11,286	6,448,127	$ 1.75
Effect of dilutive shares:
Stock options		114,274
Restricted stock		3,893
Diluted EPS	$ 11,286	6,566,294	$ 1.72


Notes to Consolidated Financial Statements

	For the Year Ended June 30, 2006
(Dollars in Thousands, Except Share Amount)	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 20,540	6,627,546	$ 3.10
Effect of dilutive shares:
Stock options		249,048
Restricted stock		6,409
Diluted EPS	$ 20,540	6,883,003	$ 2.98

	For the Year Ended June 30, 2005
(Dollars in Thousands, Except Share Amount)	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 18,699	6,592,652	$ 2.84
Effect of dilutive shares:
Stock options		489,510
Restricted stock		12,842
Diluted EPS	$ 18,699	7,095,004	$ 2.64

14.   Commitments and Contingencies:

The Corporation is involved in various legal matters associated with its normal operations. In the opinion of management, these matters will be resolved without material effect on the Corporation's financial position, results of operations or cash flows.

The Corporation conducts a portion of its operations in leased facilities under non-cancelable agreements classified as operating leases. The following is a schedule of minimum rental payments under such operating leases, which expire in various years:

Year Ended June 30,	Amount (In Thousands)

2008	$ 1,067
2009	960
2010	667
2011	379
2012	194
Thereafter	134
Total minimum payments required	$ 3,401

Lease expense under operating leases was approximately $1.2 million, $1.0 million and $797,000 for the years ended June 30, 2007, 2006 and 2005, respectively.


Notes to Consolidated Financial Statements

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

	June 30,
Commitments	2007	2006
(In Thousands)
Undisbursed loan funds - Construction loans	$ 25,484	$ 84,024
Undisbursed lines of credit - Single-family loans	3,326	6,824
Undisbursed lines of credit - Commercial business loans	14,532	10,545
Undisbursed lines of credit - Consumer loans	1,637	1,633
Commitments to extend credit on loans held for investment	9,387	20,858
	$ 54,366	$ 123,884

Commitments to extend credit are agreements to lend money to a customer at some future date as long as all conditions have been met in the agreement. These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee. Since some of these commitments are expected to expire, the total commitment amount outstanding does not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis prior to issuing a commitment. At June 30, 2007 and 2006, interest rates on commitments to extend credit ranged from 5.88% to 12.00% and 5.88% to 10.00%, respectively.

In an effort to minimize its exposure to interest rate fluctuations on commitments to extend credit where the underlying loan will be sold, the Corporation enters into forward loan sale agreements to sell certain dollar amounts of fixed rate and adjustable rate loans to third parties. These agreements specify the minimum maturity of the loans, the yield to the purchaser, the servicing spread to the Corporation (if servicing is retained), the maximum principal amount of all loans to be delivered and the maximum principal amount of individual loans to be delivered. The Corporation typically satisfies these forward loan sale agreements with its current loan production; at June 30, 2007 and 2006 the aggregate amount of loans held for sale and of commitments to extend credit on loans to be held for sale exceeded the Corporation's forward loan sale agreements. At June 30, 2007 and 2006, interest rates on forward loan sale agreements ranged from 6.00% to 6.50% and 6.00% to 6.50%, respectively.

In addition to the instruments described above, the Corporation also purchases over-the-counter put option contracts (with expiration dates that generally coincide with the terms of the commitments to extend credit), which mitigates the interest rate risk inherent in commitments to extend credit. In addition to put option contracts, the Corporation may purchase call option contracts to adjust its risk positions. The contract amounts of these instruments reflect the extent of involvement the Corporation has in this particular class of financial instruments. The Corporation's exposure to loss on these financial instruments is limited to the premiums paid for the put and call option contracts. Put and call options are adjusted to market in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As of June 30, 2007, the notional value of put option contracts were $11.5 million with a fair value of $112,000 and the notional value of call option contracts were $1.0 million with a fair value of $4,000. As of June 30, 2006, the notional value of put option contracts were $9.0 million with a fair value of $53,000. There were no call option contracts at June 30, 2006. The Corporation may also enter into


Notes to Consolidated Financial Statements

forward commitments to purchase MBS (commonly referred to as a "synthetic call") to lock in profits (losses) from its put option contracts. As of June 30, 2007, total forward commitments to purchase MBS were $6.5 million with a fair value of $23,000. The Corporation did not have forward commitments to purchase MBS at June 30, 2006.

In accordance with SFAS No. 133 and interpretations of the FASB's Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements, forward commitments to purchase MBS, put option and call option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the Consolidated Statements of Operations during the years ended June 30, 2007, 2006 and 2005 was a gain of $212,000, a gain of $71,000 and a loss of $264,000, respectively.

	June 30, 2007		June 30, 2006
Derivative Financial Instruments	Amount	Fair Value	Amount	Fair Value
(In Thousands)

Commitments to extend credit on loans to be held for sale (1)	$ 35,130	$ 24	$ 65,970	$ (192)
Forward loan sale agreements	27,012	(51)	35,500	(94)
Forward commitments to purchase MBS	(6,500)	23	-	-
Put option contracts	11,500	112	9,000	53
Call option contracts	(1,000)	4	-	-
Total	$ 66,142	$ 112	$ 110,470	$ (233)

(1)   Net of an estimated 34.7% of commitments at June 30, 2007 and 31.0% of commitments at June 30, 2006, which may not fund.

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


Notes to Consolidated Financial Statements

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


Notes to Consolidated Financial Statements

The carrying amount and fair values of the Corporation's financial instruments were as follows:

	June 30, 2007		June 30, 2006
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:

Cash and cash equivalents	$ 12,824	$ 12,824	$ 16,358	$ 16,358
Investment securities	150,843	150,679	177,189	176,072
Loans held for investment, net	1,349,289	1,343,574	1,262,997	1,241,662
Loans held for sale	1,337	1,337	4,713	4,767
Receivable from sale of loans	60,513	60,513	99,930	99,930
Accrued interest receivable	7,235	7,235	6,774	6,774
FHLB - San Francisco stock	43,832	43,832	37,585	37,585

Financial liabilities:
Deposits	998,572	998,081	917,582	859,282
Borrowings	502,774	497,636	546,211	534,263
Accrued interest payable	2,307	2,307	2,019	2,019

Derivative Financial Instruments:
Commitments to extend credit on loans to be held for sale	24	24	(192)	(192)
Forward loan sale agreements	(51)	(51)	(94)	(94)
Forward commitments to purchase MBS	23	23	-	-
Put option contracts	112	112	53	53
Call option contracts	4	4	-	-


Notes to Consolidated Financial Statements

17.   Operating Segments:

The following tables illustrate the Corporation's operating segments for the years ended June 30, 2007, 2006 and 2005, respectively.

	Year Ended June 30, 2007
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income (loss), after provision for loan losses	$ 36,933	$ (235)	$ 36,698
Non-interest income:
Loan servicing and other fees	(311)	2,443	2,132
Gain on sale of loans, net	210	9,108	9,318
Deposit account fees	2,087	-	2,087
Net gain on sale of real estate	2,359	-	2,359
Other	1,686	(21)	1,665
Total non-interest income	6,031	11,530	17,561

Non-interest expense:
Salaries and employee benefits	13,702	8,330	22,032
Premises and occupancy	2,152	1,162	3,314
Operating and administrative expenses	4,192	4,311	8,503
Total non-interest expenses	20,046	13,803	33,849
Income (loss) before income taxes	22,918	(2,508)	20,410
Provision for income taxes	10,245	(1,121)	9,124
Net income (loss)	$ 12,673	$ (1,387)	$ 11,286
Total assets, end of period	$ 1,582,604	$ 64,912	$ 1,647,516


Notes to Consolidated Financial Statements

	Year Ended June 30, 2006
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, after provision for loan losses	$ 40,818	$ 2,102	$ 42,920
Non-interest income:
Loan servicing and other fees	(1,504)	4,076	2,572
Gain on sale of loans, net	491	12,990	13,481
Deposit account fees	2,093	-	2,093
Net gain on sale of real estate	6,355	-	6,355
Other	1,707	1	1,708
Total non-interest income	9,142	17,067	26,209

Non-interest expense:
Salaries and employee benefits	12,856	7,624	20,480
Premises and occupancy	2,041	995	3,036
Operating and administrative expenses	5,337	4,060	9,397
Total non-interest expenses	20,234	12,679	32,913
Income before income taxes	29,726	6,490	36,216
Provision for income taxes	12,866	2,810	15,676
Net income	$16,860	$3,680	$ 20,540
Total assets, end of period	$ 1,516,353	$ 106,117	$ 1,622,470

	Year Ended June 30, 2005
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, after provision for loan losses	$ 37,132	$ 3,740	$ 40,872
Non-interest income:
Loan servicing and other fees	(4,705)	6,380	1,675
Gain on sale of loans, net	579	18,127	18,706
Deposit account fees	1,789	-	1,789
Net gain on sale of investment securities	384	-	384
Other	1,860	4	1,864
Total non-interest (loss) income	(93)	24,511	24,418

Non-interest expense:
Salaries and employee benefits	13,667	7,966	21,633
Premises and occupancy	1,972	763	2,735
Operating and administrative expenses	4,540	3,606	8,146
Total non-interest expenses	20,179	12,335	32,514
Income before income taxes	16,860	15,916	32,776
Provision for income taxes	7,219	6,858	14,077
Net income	$ 9,641	$ 9,058	$ 18,699
Total assets, end of period	$ 1,460,533	$ 171,589	$ 1,632,122


Notes to Consolidated Financial Statements

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Corporation's internal transfer pricing arrangements determined by management primarily consist of the following:

1.	Borrowings for PBM are indexed monthly to the higher of the three-month FHLB - San Francisco advance rate on the first Friday of the month plus 50 basis points or the Bank's cost of funds for the prior month.
2.	PBM receives servicing released premiums for new loans transferred to the Bank's loans held for investment. The servicing released premiums in the years ended June 30, 2007, 2006 and 2005 were $2.1 million, $3.3 million and $5.1 million, respectively.
3.	PBM receives a premium (gain on sale of loans) or a discount (loss on sale of loans) for the loans transferred to the Bank's loans held for investment. The (loss) gain on sale of loans in the years ended June 30, 2007, 2006 and 2005 was $(192,000), $(128,000) and $489,000, respectively.
4.	PBM receives fees for loans sold on a servicing retained basis from the Bank. The fees in the years ended June 30, 2007, 2006 and 2005 were $14,000, $145,000 and $517,000, respectively.
5.	Loan servicing costs are charged to PBM by the Bank based on the number of loans held for sale multiplied by a fixed fee which is subject to management's review. The loan servicing costs in the years ended June 30, 2007, 2006 and 2005 were $65,000, $80,000 and $104,000, respectively.
6.	The Bank allocates quality assurance costs to PBM for its loan production, subject to management's review. Quality assurance costs allocated to PBM in the years ended June 30, 2007, 2006 and 2005 were $129,000, $165,000 and $148,000, respectively.
7.	The Bank allocates loan vault service costs to PBM for its loan production, subject to management's review. The loan vault service costs allocated to PBM in the years ended June 30, 2007, 2006 and 2005 were $72,000, $70,000 and $78,000, respectively.
8.	Office rents for PBM offices, which are located at the Bank offices, are internally charged based on the square footage used. Office rents allocated to PBM in the years ended June 30, 2007, 2006 and 2005 were $151,000, $189,000 and $142,000, respectively.
9.	A management fee, which is subject to regular review, is charged to PBM for services provided by the Bank. The management fee in the years ended June 30, 2007, 2006 and 2005 was $1.1 million, $1.1 million and $771,000, respectively.

18.   Holding Company Condensed Financial Information:

This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed statements of financial condition for Provident Financial Holdings (Holding Company only) as of June 30, 2007 and 2006 and condensed statements of operations and cash flows for each of the three years for the period ended June 30, 2007.


Notes to Consolidated Financial Statements

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2007	2006

Assets
Cash and cash equivalents	$ 1,405	$ 3,332
Investment in subsidiary	127,064	131,813
Other assets	496	1,104
	$ 128,965	$ 136,249

Liabilities and Stockholders' Equity
Other liabilities	$ 38	$ 39
Stockholders' equity	128,927	136,210
	$ 128,965	$ 136,249

Condensed Statements of Operations

	Year Ended June 30,
(In Thousands)	2007	2006	2005

Interest and other income	$ 112	$ 143	$ 238
General and administrative expenses	630	657	574
Loss before equity in net earnings of the subsidiary	(518)	(514)	(336)
Equity in net earnings of the subsidiary	11,586	20,838	18,894
Income before income taxes	11,068	20,324	18,558
Provision for income taxes	(218)	(216)	(141)
Net income	$ 11,286	$ 20,540	$ 18,699


Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2007	2006	2005

Cash flows from operating activities:
Net income	$ 11,286	$ 20,540	$ 18,699
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of the subsidiary	(11,586)	(20,838)	(18,894)
Tax benefit from non-qualified equity compensation	(81)	(2,572)	322
Decrease in other assets	690	4,920	246
(Decrease) increase in other liabilities	(1)	35	(40)
Net cash provided by operating activities	308	2,085	333

Cash flow from investing activities:
Cash dividend received from the Bank	20,000	6,000	8,250
Capital contribution to the Bank	-	-	(3,000)
Net cash provided by investing activities	20,000	6,000	5,250

Cash flow from financing activities:
Exercise of stock options	1,017	2,933	595
Tax benefit from non-qualified equity compensation	81	2,572	-
Treasury stock purchases	(18,703)	(10,478)	(5,293)
Cash dividends	(4,630)	(4,054)	(3,647)
Net cash used for financing activities	(22,235)	(9,027)	(8,345)
Net decrease in cash and cash equivalents	(1,927)	(942)	(2,762)
Cash and cash equivalents at beginning of year	3,332	4,274	7,036
Cash and cash equivalents at end of year	$ 1,405	$ 3,332	$ 4,274


Notes to Consolidated Financial Statements

19.   Quarterly Results of Operations (Unaudited):

The following tables set forth the quarterly financial data, which was derived from the consolidated financial statements presented in the quarterly reports on Form 10-Q, for the fiscal years ended June 30, 2007 and 2006.

	For Fiscal Year 2007
	For the Year Ended June 30, 2007	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
(Dollars in Thousands, Except Per Share Amount)

Interest income	$ 100,968	$ 25,148	$ 26,164	$ 25,469	$ 24,187
Interest expense	59,192	15,298	15,497	14,966	13,431
Net interest income	41,776	9,850	10,667	10,503	10,756

Provision (recovery) for loan losses	5,078	(490)	1,185	3,746	637
Net interest income, after provision (recovery) for loan losses	36,698	10,340	9,482	6,757	10,119

Non-interest income	17,561	2,214	3,679	4,274	7,394
Non-interest expense	33,849	8,782	8,592	8,241	8,234
Income before income taxes	20,410	3,772	4,569	2,790	9,279

Provision for income taxes	9,124	1,777	2,031	1,295	4,021
Net income	$ 11,286	$ 1,995	$ 2,538	$ 1,495	$ 5,258

Basic earnings per share	$ 1.75	$ 0.32	$ 0.40	$ 0.23	$ 0.79
Diluted earnings per share	$ 1.72	$ 0.32	$ 0.39	$ 0.22	$ 0.77


Notes to Consolidated Financial Statements

	For Fiscal Year 2006
	For the Year Ended June 30, 2006	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
(Dollars in Thousands, Except Per Share Amount)

Interest income	$ 86,627	$ 22,692	$ 21,406	$ 21,228	$ 21,301
Interest expense	42,573	11,765	10,215	10,262	10,331
Net interest income	44,054	10,927	11,191	10,966	10,970

Provision (recovery) for loan losses	1,134	(205)	1,301	(27)	65
Net interest income, after provision (recovery) for loan losses	42,920	11,132	9,890	10,993	10,905

Non-interest income	26,209	4,625	4,218	11,411	5,955
Non-interest expense	32,913	8,949	8,042	7,769	8,153
Income before income taxes	36,216	6,808	6,066	14,635	8,707

Provision for income taxes	15,676	2,984	2,666	6,252	3,774
Net income	$ 20,540	$ 3,824	$ 3,400	$ 8,383	$ 4,933

Basic earnings per share	$ 3.10	$ 0.57	$ 0.51	$ 1.28	$ 0.75
Diluted earnings per share	$ 2.98	$ 0.56	$ 0.49	$ 1.23	$ 0.71

20.   Subsequent Events:

Cash dividend
On July 26, 2007, the Corporation announced a cash dividend of $0.18 per share on the Corporation's outstanding shares of common stock for shareholders of record at the close of business on August 20, 2007, which was paid on September 10, 2007.


Shareholder Information

ANNUAL MEETING

The annual meeting of shareholders will be held at the Riverside Art Museum at 3425 Mission Inn Avenue, Riverside, California on Tuesday, November 27, 2007 at 11:00 a.m. Pacific time. A formal notice of the meeting, together with a proxy statement and proxy form, will be mailed to shareholders.

CORPORATE OFFICE

Provident Financial Holdings, Inc.
3756 Central Avenue
Riverside, CA 92506
(951)686-6060

INTERNET ADDRESS

www.myprovident.com

SPECIAL COUNSEL

Breyer & Associates PC
8180 Greensboro Drive, Suite 785
McLean, VA 22102
(703)883-1100

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deloitte & Touche LLP
350 South Grand Avenue
Los Angeles, CA 90071
(213)688-0800

TRANSFER AGENT

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
(908)497-2300

MARKET INFORMATION

Provident Financial Holdings, Inc. is traded on The NASDAQ Stock Market LLC under the symbol PROV.


Shareholder Information

FINANCIAL INFORMATION

Requests for copies of the Form 10-K and Forms 10-Q filed with the Securities and Exchange Commission should be directed in writing to:

Donavon P. Ternes
Chief Financial Officer
Provident Financial Holdings, Inc.
3756 Central Avenue
Riverside, CA 92506

CORPORATE PROFILE

Provident Financial Holdings, Inc. (the "Corporation"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. (the "Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. The Corporation does not engage in any significant activity other than holding the stock of the Bank. The Bank serves the banking needs of select communities in Riverside and San Bernardino Counties and has mortgage lending operations in Southern and Northern California.


Board of Directors and Senior Officers

Board of Directors	Senior Officers

Joseph P. Barr, CPA	Provident Financial Holdings, Inc.
Principal
Swenson Accountancy Corporation	Craig G. Blunden
Chairman, President and CEO
Bruce W. Bennett
President	Donavon P. Ternes
Community Care & Rehabilitation	Chief Financial Officer
Corporate Secretary
Craig G. Blunden
Chairman, President and CEO
Provident Bank	Provident Bank

Debbi H. Guthrie	Craig G. Blunden
Private Investor	Chairman, President and CEO

Robert G. Schrader	Richard L. Gale
Retired Executive Vice President and COO	Senior Vice President
Provident Bank	Provident Bank Mortgage

Roy H. Taylor	Kathryn R. Gonzales
President	Senior Vice President
Hub International of California	Retail Banking
Insurance Services, Inc.
Lilian Salter
William E. Thomas	Senior Vice President
Principal	Chief Information Officer
William E. Thomas, Inc.,
A Professional Law Corporation	Donavon P. Ternes
Executive Vice President
Chief Financial Officer

David S. Weiant
Senior Vice President
Chief Lending Officer


Provident Locations

PROVIDENT BANK	PROVIDENT BANK MORTGAGE

RETAIL BANKING CENTERS	WHOLESALE OFFICES

Blythe	Pleasanton
350 E. Hobson Way	5934 Gibraltar Drive, Suite 102
Blythe, CA 92225	Pleasanton, CA 94588

Canyon Crest	Rancho Cucamonga
5225 Canyon Crest Drive, Suite 86	10370 Commerce Center Drive, Suite 200
Riverside, CA 92507	Rancho Cucamonga, CA 91730

Corona	San Diego
487 Magnolia Avenue, Suite 101	591 Camino De La Reina, Suite 929
Corona, CA 92879	San Diego, CA 92108

Corporate Office	RETAIL OFFICES
3756 Central Avenue
Riverside, CA 92506	Diamond Bar
21700 E. Copley Drive, Suite 280
Downtown Business Center	Diamond Bar, CA 91765
4001 Main Street
Riverside, CA 92501	Glendora
1200 E. Route 66, Suite 102
Hemet	Glendora, CA 91740
1690 E. Florida Avenue
Hemet, CA 92544	La Quinta
77-935 Calle Tampico, Suite 202
La Sierra	La Quinta, CA 92253
3312 La Sierra Avenue, Suite 105
Riverside, CA 92503	Riverside
6529 Riverside Avenue, Suite 160
Moreno Valley I	Riverside, CA 92506
12460 Heacock Street
Moreno Valley, CA 92553	Temecula
40325 Winchester Road
Moreno Valley II (Spring 2008)	Temecula, CA 92591
16110 Perris Boulevard
Moreno Valley, CA 92553	Torrance
22805 Hawthorne Boulevard
Orangecrest	Torrance, CA 90505
19345 Van Buren Boulevard, Suite 119
Riverside, CA 92508	Vista
221 Main Street, Suite 205
Rancho Mirage	Vista, CA 92084
71-991 Highway 111
Ranch Mirage, CA 92270

Redlands
125 E. Citrus Avenue
Redlands, CA 92373

Sun City
27010 Sun City Boulevard
Sun City, CA 92586

Temecula
40325 Winchester Road
Temecula, CA 92591

Customer Information 1-800-442-5201 or www.myprovident.com


Provident Financial Holdings, Inc.

Corporate Office
3756 Central Avenue, Riverside, CA 92506
(951) 686-6060

www.myprovident.com

NASDAQ STOCK MARKET - PROV


EXHIBIT 14

Code of Ethics for Directors, Officers and Employees


PROVIDENT FINANCIAL HOLDINGS, INC.

PROVIDENT SAVINGS BANK

CODE OF ETHICS

Reviewed and Revised by Board of Directors on June 21, 2007


PROVIDENT'S CODE OF ETHICS

(As revised June 21, 2007)

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

I.     YOUR RESPONSIBILITIES

As a Provident employee, you are obliged to monitor your personal and professional affairs so as not to discredit Provident. Your personal conduct should reflect the highest professional standards of behavior. In this regard, you are expected to:

*	Obey all applicable laws and regulations.

*	Avoid activities that could create conflicts of interest or even the appearance of conflicts of interest with Provident.

*	Respect the confidentiality of information about those with whom Provident has business relationships.

*	Provide full, fair, accurate, timely and understandable disclosures in documents submitted to the Securities and Exchange Commission and all public filings.

Details of the above obligations are presented in the remainder of this Code of Ethics. Violation of any provision of this Code may result in disciplinary action up to and including dismissal. Provident must report all suspected violations of criminal laws to the appropriate authorities for possible prosecution.

II.     LAWS AND REGULATIONS WITH WHICH EMPLOYEES MUST BE THOROUGHLY FAMILIAR

         A.     Criminal Laws

         A number of criminal statutes apply to employees of all financial institutions. These laws forbid activities such as:

*	Soliciting or receiving anything of value for or in connection with any transaction or business of Provident

*	Stealing, embezzling or misapplying Bank funds or assets

*	Using illegal threats, physical force or other unauthorized means to collect money

*	Issuing unauthorized obligations (such as certificates of deposit, notes or mortgages) or recording false entries in Bank records

*	Using corporate funds or assets to finance campaigns for political office

*	Lending trust funds to an officer, director or employee

*	Certifying a check drawn on an account with insufficient funds


*	Making a loan or giving a gift to a bank examiner who has the authority to examine Provident

*	Disclosing the contents of examination reports compiled by regulatory agencies (see Section IV.A)

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

C. Illegal Use of Corporate Funds

*	You may not record or participate in the recording of incorrect or fictitious entries in the books or records of Provident.

*	You may not make any payment for an expressed purpose on Provident's behalf to any individual who intends to use the money for a different purpose.

*	You may not use corporate funds or assets for political contributions in connection with federal elections. Your time during regular working hours, corporate equipment and supplies, office space, clerical help and advertising facilities all are considered corporate assets.

*	You may not make payments, whether corporate or personal, of cash or other items of value that are intended to influence the judgment or actions of political candidates, government officials or businesses in connection with any activity of Provident.

D. Equal Opportunity Laws

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

III.     AVOIDING CONFLICTS OF INTEREST

You should not participate in any activity that could cause a conflict of interest or give the appearance of a conflict of interest. A conflict of interest is generally defined as a clash between an employee's personal interests and his or her duties to his or her employer. A conflict of interest occurs when you allow any outside interest, activity or influence to:

*	Influence your judgment when acting on behalf of Provident.

*	Compete against Provident in any business activity.

*	Diminish the efficiency with which you perform your regular duties.


*	Harm or impair Provident's financial or professional reputation.

You should promptly report to your Supervisor all potential conflicts of interest, including those in which you have been inadvertently placed because of business or personal relationships with customers, suppliers, business associates or competitors of Provident. Areas in which conflicts of interest frequently arise and examples of prohibited activities are described below.

A. Investment Decisions

You may not invest (directly or indirectly) in a publicly held security whenever:

*	Such transaction would place Provident under an obligation (financial or other) to any investment banking or brokerage firm or to the seller or issuer of the security;

*	You know Provident is in the process of buying or selling the security for its own account or for the account of others;

*	You possess information not available to the general public (inside information) that is likely to affect the price of the security;

*	You are considering granting or renewing a loan or acting as advisor to the issuer of the security;

*	You are recommending to Provident or a customer the sale or purchase of the security.

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

B. Self-Dealing

To further avoid conflicts or interest, you should not:

*	Directly or indirectly buy assets from or sell assets to Provident or any account for which Provident acts as fiduciary unless you have prior consent from your Supervisor and any required court of regulatory approval.

*	Represent Provident in any transaction requiring our judgment or discretion with a person or organization in which you have a financial or material interest. For example, lending money to a relative or close personal friend might impair or appear to impair your professional judgment or the performance of your duties.

C. Monitoring Outside Activities

You are expected to avoid any outside interest or activity that will interfere with your duties. Generally, your outside interests:

*	Should not significantly encroach on time or attention you devote to your duties

*	Should not adversely affect the quality of your work

*	Should not compete with the activities of Provident


*	Should not involve any significant use of corporate equipment, facilities or supplies

*	Should not imply Provident's sponsorship or support (for example, through the use of corporate stationery for personal purposes)

*	Should not adversely affect the reputation of Provident

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

Employees also may be prohibited by federal law from participating in "interlocking affiliations," that is, dual service, in the following areas:

*	As an employee of an organization that is primarily engaged in the issue, flotation, underwriting, public sale or distribution of stocks, bonds or other securities

*	As a director, officer or employee of any commercial bank, banking association, trust company or savings bank

*	As a director or officer of a registered public utility holding company or subsidiary thereof

2. Purchasing Real Estate

Unless you receive prior approval from your Supervisor, you should not (directly or indirectly):

*	Purchase commercial real estate from or sell it to a present or known potential customer of Provident

*	Purchase any real estate whose mortgage Provident is foreclosing or is planning to foreclose

*	Bid on or purchase any real estate that Provident is considering or is likely to consider purchasing

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

Even if you are acting on behalf of a family member or receive approval to act as fiduciary or co- fiduciary, you are expected to follow these guidelines:

*	Avoid any representations that you are performing (or have access to) the same professional services that are performed by a bank


*	Do not permit your appointment to interfere with the time and attention you devote to your duties.

4. Participation in Civic and Political Activity

Participation by employees in civic, charitable or political activities are encouraged to the extent that such participation does not encroach significantly on the individual's working time. All political activities must be carried out on the employee's own time. Employees must have prior approval from the President of Provident before accepting nomination or appointment to any public office. Employees should not represent their political donations; endorsements or other political activities as made or engaged in with the approval of or on behalf of Provident.

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

1. Giving and Receiving Gifts

As noted in Section II, employees are prohibited from directly or indirectly soliciting, receiving or giving anything of value for or in connection with any transaction, business service or confidential information of Provident. This means you may not offer, solicit or accept anything of value from any existing or prospective customer or supplier. These restrictions do not apply to:

*	Gifts of reasonable value (not more than $200) related to commonly recognized events or occasions such as a promotion, new job, wedding, retirement or Christmas, so long as the gift is unsolicited and the customer is not trying to exert any influence over you in connection with a transaction.

*	Advertising or promotional material of nominal value such as pens, pencils, note pads, key chains, calendars and similar items.

*	Acceptance of gifts, gratuities, amenities or favors based on obvious family or personal relationships when the circumstances make it clear that it is those relationships rather than the business of Provident that are the motivating factors.

*	Customer- or supplier-paid meals, refreshments, travel arrangements or accommodations, or entertainment, all of reasonable value, in the course of a meeting or other occasion, the purpose of which is to hold bona fide business discussion and provided that the expenses are of a type that would be paid for by Provident if not paid for by the other party. Customer- or supplier-paid trips must be approved in advance by your Supervisor and reported to the Compliance Officer.

*	Loans from other banks or financial institutions on customary terms to finance proper and usual credit needs such as home mortgage loans. Executive Officers, as defined under Regulation O, must report such loans to the Secretary within 10 days.

*	Awards of reasonable value from charitable, civic, religious, educational or similar organizations for recognition of service.

*	Non-cash gifts of reasonable value (not more than $100) that you give to customers or suppliers for holidays or special occasions.

*	Salary, wages, fees or other compensation paid in the usual course of business.


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

B. Proprietary Information

Certain non-financial information developed by Provident such as business plans, marketing strategies and customer lists, is considered proprietary to Provident. Unless such information has previously been published by Provident, you are not to disclose such information to anyone outside of Provident or use it


directly or indirectly for your personal benefit or the benefit of any third party who is not entitled to such information.

C. Insider Information

Insider information is material non-public information relating to securities issued by a corporation. Information is considered "material" if it is important enough:

*	To affect the judgment of investors about whether to buy, sell or hold stock; or

*	To influence the market price of the stock

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


CERTIFICATION

Reviewed and Revised by Board of Directors on June 21, 2007

I hereby certify that I have received and read a copy of Provident's Code of Ethics and that I understand that the standards of behavior explained therein apply to me.

                                                                                                            ___________________________________
                                                                                                            Signature

                                                                                                            ____________________________________
                                                                                                            Title/Position

 DATE: ________________________

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

EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm


Consent of Independent Registered Public Accounting Firm

        We consent to the incorporation by reference in Registration Statement Nos. 333-30935, 333-112700, and 333-140229 on Form S-8 of our reports dated September 11, 2007, relating to the consolidated financial statements of Provident Financial Holdings, Inc. and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Provident Financial Holdings, Inc. for the year ended June 30, 2007.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 11, 2007

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

Date: September 12, 2007                                                 /s/ Craig G. Blunden
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

Date: September 12, 2007                                                     /s/ Donavon P. Ternes
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

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the accompanying Annual Report on Form 10-K of Provident Financial Holdings, Inc. (the "Corporation") for the fiscal year ended June 30, 2007 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods presented in the financial statements included in the Report.

Date: September 12, 2007                                                                 /s/ Craig G. Blunden
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

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the accompanying Annual Report on Form 10-K of Provident Financial Holdings, Inc. (the "Corporation") for the fiscal year ended June 30, 2007 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods presented in the financial statements included in the Report.

Date: September 12, 2007                                                     /s/ Donavon P. Ternes
                                                                                                 Donavon P. Ternes
                                                                                                 Chief Financial Officer
