Form 10-Q
period 2007-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2007-11-09
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

[ Ö ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended .......................................................... September 30, 2007

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

        Title of class:                                                                                                                                    As of November 5, 2007

Common stock, $ 0.01 par value, per share                                                                                            6,218,510 shares*

* Includes 213,034 shares held by the Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts.


PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of September 30, 2007 and June 30, 2007	1
	Condensed Consolidated Statements of Operations
	for the Quarters ended September 30, 2007 and 2006	2
	Condensed Consolidated Statements of Changes in Stockholders' Equity
	for the Quarters ended September 30, 2007 and 2006	3
	Condensed Consolidated Statement of Cash Flows
	for the Three Months ended September 30, 2007 and 2006	4
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	5

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	9
	Safe Harbor Statement	10
	Critical Accounting Policies	11
	Executive Summary and Operating Strategy	11
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	13
	Comparison of Financial Condition at September 30, 2007 and June 30, 2007	13
	Comparison of Operating Results
	for the Quarters ended September 30, 2007 and 2006	14
	Asset Quality	19
	Loan Volume Activities	21
	Liquidity and Capital Resources	22
	Commitments and Derivative Financial Instruments	23
	Stockholders' Equity	23
	Incentive Plans	24
	Equity Incentive Plan
	Stock Option Plans
	Management Recognition Plan
	Supplemental Information	27

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	27

ITEM 4 -	Controls and Procedures	29

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	29
ITEM 1A	Risk Factors	29
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	30
ITEM 3 -	Defaults Upon Senior Securities	30
ITEM 4 -	Submission of Matters to a Vote of Security Holders	30
ITEM 5 -	Other Information	30
ITEM 6 -	Exhibits	30

SIGNATURES		32


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands
	September 30,	June 30,
	2007	2007
Assets
Cash and due from banks	$ 9,947	$ 11,024
Federal funds sold	4,300	1,800
Cash and cash equivalents	14,247	12,824

Investment securities - held to maturity
(fair value $8,935 and $18,837, respectively)	9,001	19,001
Investment securities - available for sale, at fair value	135,107	131,842
Loans held for investment, net of allowance for loan losses of
$15,599 and $14,845, respectively	1,366,792	1,350,696
Loans held for sale, at lower of cost or market	4,042	1,337
Receivable from sale of loans	17,591	60,513
Accrued interest receivable	7,442	7,235
Real estate owned, net	5,567	3,804
Federal Home Loan Bank ("FHLB") - San Francisco stock	30,754	43,832
Premises and equipment, net	6,969	7,123
Prepaid expenses and other assets	8,801	10,716

Total assets	$ 1,606,313	$ 1,648,923

Liabilities and Stockholders' Equity
Liabilities:
Non interest-bearing deposits	$ 41,556	$ 45,112
Interest-bearing deposits	970,615	956,285
Total deposits	1,012,171	1,001,397

Borrowings	452,764	502,774
Accounts payable, accrued interest and other liabilities	15,251	15,825
Total liabilities	1,480,186	1,519,996

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (15,000,000 shares authorized; 12,435,865 and 12,428,365 shares issued, respectively; 6,232,803 and 6,376,945 shares outstanding, respectively)

	124	124
Additional paid-in capital	70,010	69,456
Retained earnings	149,134	149,523
Treasury stock at cost (6,203,062 and 6,051,420 shares, respectively)
	(94,097)	(90,694)
Unearned stock compensation	(61)	(175)
Accumulated other comprehensive income, net of tax	1,017	693

Total stockholders' equity	126,127	128,927

Total liabilities and stockholders' equity	$ 1,606,313	$ 1,648,923

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarters Ended September 30,

	2007	2006
Interest income:
Loans receivable, net	$ 21,514	$ 21,958
Investment securities	1,744	1,696
FHLB - San Francisco stock	469	514
Interest-earning deposits	9	19
Total interest income	23,736	24,187

Interest expense:
Checking and money market deposits	425	353
Savings deposits	787	644
Time deposits	8,058	5,827
Borrowings	5,093	6,624
Total interest expense	14,363	13,448

Net interest income, before provision for loan losses	9,373	10,739
Provision for loan losses	1,519	637
Net interest income, after provision for loan losses	7,854	10,102

Non-interest income:
Loan servicing and other fees	491	476
Gain on sale of loans, net	122	3,492
Deposit account fees	658	522
Gain on sale of real estate, net	61	2,313
Other	43	591
Total non-interest income	1,375	7,394

Non-interest expense:
Salaries and employee benefits	4,982	5,416
Premises and occupancy	707	784
Equipment	400	393
Professional expenses	319	264
Sales and marketing expenses	173	261
Other	1,045	1,099
Total non-interest expense	7,626	8,217

Income before income taxes	1,603	9,279
Provision for income taxes	845	4,021
Net income	$ 758	$ 5,258

Basic earnings per share	$ 0.12	$ 0.79
Diluted earnings per share	$ 0.12	$ 0.77
Cash dividends per share	$ 0.18	$ 0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Quarters Ended September 30, 2007 and 2006
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at July 1, 2007	6,376,945	$ 124	$ 69,456	$ 149,523	$ (90,694)	$ (175)	$ 693	$ 128,927

Comprehensive income:
Net income				758				758
Unrealized holding gain on securities available for sale,
net of tax expense of $235							324	324
Total comprehensive income								1,082

Purchase of treasury stock (1)	(151,642)				(3,396)			(3,396)
Exercise of stock options	7,500	-	69					69
Amortization of restricted stock			68					68
Awards of restricted stock			(45)		45			-
Forfeiture of restricted stock			52		(52)			-
Stock options expense			140					140
Tax benefit from non-qualified
equity compensation			6					6
Allocations of contribution to ESOP (2)			264			68		332
Prepayment of ESOP loan						46		46
Cash dividends				(1,147)				(1,147)

Balance at September 30, 2007	6,232,803	$ 124	$ 70,010	$ 149,134	$ (94,097)	$ (61)	$ 1,017	$ 126,127

(1)    Includes the repurchase of 930 shares of distributed restricted stock.
(2)    Employee Stock Ownership Plan ("ESOP").

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive (Loss)
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at July 1, 2006	6,991,842	$ 124	$ 66,798	$ 142,867	$ (72,524)	$ (644)	$ (411)	$ 136,210

Comprehensive income:
Net income				5,258				5,258
Unrealized holding gain on securities available for sale,
net of tax expense of $446							615	615
Total comprehensive income								5,873

Purchase of treasury stock	(111,997)				(3,398)			(3,398)
Exercise of stock options	6,500	-	154					154
Amortization of restricted stock			18					18
Stock options expense			33					33
Tax benefit from non-qualified
equity compensation			23					23
Allocations of contribution to ESOP			393			68		461
Prepayment of ESOP loan						48		48
Cash dividends				(1,043)				(1,043)

Balance at September 30, 2006	6,886,345	$ 124	$ 67,419	$ 147,082	$ (75,922)	$ (528)	$ 204	$ 138,379

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Three Months Ended September 30,

	2007	2006
Cash flows from operating activities:
Net income	$ 758	$ 5,258
Adjustments to reconcile net income to net cash provided by (used for)
Operating activities:
Depreciation and amortization	570	454
Provision for loan losses	1,519	637
Provision for losses on real estate	241	-
Gain on sale of loans	(122)	(3,492)
Gain on sale of real estate	(61)	(2,313)
Stock compensation	517	489
FHLB - San Francisco stock dividend	(560)	(493)
Tax benefit from non-qualified equity compensation	(6)	(23)
(Decrease) increase in accounts payable and other liabilities	(1,507)	1,517
Decrease in prepaid expense and other assets	1,524	731
Loans originated for sale	(99,513)	(319,541)
Proceeds from sale of loans and net change in receivable from sale of loans	138,417	312,920
Net cash provided by (used for) operating activities	41,777	(3,856)

Cash flows from investing activities:
Net increase in loans held for investment	(18,580)	(44,929)
Maturity and call of investment securities held to maturity	10,000	3,000
Maturity and call of investment securities available for sale	129	-
Principal payments from mortgage-backed securities	11,974	10,012
Purchase of investment securities available for sale	(14,795)	(28,647)
Net proceeds from sale of real estate	1,092	2,966
Net redemption (purchase) of FHLB - San Francisco stock	13,638	(2,679)
Purchase of premises and equipment	(108)	(143)
Net cash provided by (used for) investing activities	3,350	(60,420)

Cash flows from financing activities:
Net increase (decrease) in deposits	10,774	(1,335)
(Repayment of) proceeds from borrowings, net	(50,010)	71,391
Exercise of stock options	69	154
Tax benefit from non-qualified equity compensation	6	23
Cash dividends	(1,147)	(1,043)
Treasury stock purchases	(3,396)	(3,398)
Net cash (used for) provided by financing activities	(43,704)	65,792

Net increase in cash and cash equivalents	1,423	1,516
Cash and cash equivalents at beginning of period	12,824	16,358

Cash and cash equivalents at end of period	$ 14,247	$ 17,874

Supplemental information:
Cash paid for interest	$ 14,579	$ 13,102
Cash paid for income taxes	$ -	$ -
Transfer of loans held for sale to loans held for investment	$ 6,390	$ 854
Real estate acquired in the settlement of loans	$ 3,682	$ 414

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

September 30, 2007

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial statements at June 30, 2007 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2007. Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation. The results of operations for the quarter ended September 30, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2008.

Note 2: Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 159:
In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Management has not determined the impact, if any, of this Statement on the Corporation's financial condition, results of operations, or cash flows.

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


The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2007 and 2006, respectively.
	For the Quarters Ended September 30,
(In Thousands, Except Earnings Per Share)
	2007	2006
Numerator:
Net income - numerator for basic earnings per share and diluted earnings per share - income available to common stockholders

	$ 758	$ 5,258

Denominator:
Denominator for basic earnings per share: Weighted-average shares
	6,113	6,660

Effect of dilutive securities:
Stock option dilution	52	131
Restricted stock dilution	2	3

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	6,167	6,794

Basic earnings per share	$ 0.12	$ 0.79
Diluted earnings per share	$ 0.12	$ 0.77

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

The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense and is solely related to issued and unvested stock option grants. The incremental stock-based compensation expense for the first quarter ended September 30, 2007 and 2006 was $140,000 and $33,000, respectively. For the first three months of fiscal 2008 and 2007, cash provided by operating activities decreased by $6,000 and $23,000, respectively, and cash provided by financing activities increased by an identical amount, respectively, related to excess tax benefits from stock-based payment arrangements. These amounts are reflective of the tax benefit for stock options exercised and restricted stock distributions during the respective periods.

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage ("PBM"), a division of the Bank.


The following tables set forth condensed statements of operations and total assets for the Corporation's operating segments for the quarters ended September 30, 2007 and 2006, respectively (in thousands).
	For the Quarter Ended September 30, 2007
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income (loss), after provision for loan losses	$ 8,710	$ (856)	$ 7,854

Non-interest income:
Loan servicing and other fees (1)	(64)	555	491
Gain on sale of loans, net	23	99	122
Deposit account fees	658	-	658
Gain on sale of real estate, net	55	6	61
Other	202	(159)	43
Total non-interest income	874	501	1,375

Non-interest expense:
Salaries and employee benefits	3,398	1,584	4,982
Premises and occupancy	550	157	707
Operating and administrative expenses	989	948	1,937
Total non-interest expense	4,937	2,689	7,626
Income (loss) before taxes	$ 4,647	$ (3,044)	$ 1,603
Total assets, end of period	$ 1,581,652	$ 24,661	$ 1,606,313

(1)    Includes an inter-company charge of $343 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Quarter Ended September 30, 2006
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, after provision for loan losses	$ 9,826	$ 276	$ 10,102

Non-interest income:
Loan servicing and other fees (1)	(95)	571	476
Gain on sale of loans, net	108	3,384	3,492
Deposit account fees	522	-	522
Gain on sale of real estate	2,313	-	2,313
Other	591	-	591
Total non-interest income	3,439	3,955	7,394
Non-interest expense:

Salaries and employee benefits	3,329	2,087	5,416
Premises and occupancy	541	243	784
Operating and administrative expenses	1,007	1,010	2,017
Total non-interest expense	4,877	3,340	8,217
Income before taxes	$ 8,388	$ 891	$ 9,279
Total assets, end of period	$ 1,583,272	$ 115,273	$ 1,698,545

(1)    Includes an inter-company charge of $436 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

Note 5: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated


Statements of Financial Condition. The Corporation's exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of September 30, 2007 and June 30, 2007, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $36.7 million and $44.5 million, respectively.
	September 30,	June 30,
Commitments	2007	2007
(In Thousands)

Undisbursed loan funds - Construction loans	$ 24,085	$ 25,484
Undisbursed lines of credit - Single-family loans	3,320	3,326
Undisbursed lines of credit - Commercial business loans	11,582	14,532
Undisbursed lines of credit - Consumer loans	1,620	1,637
Commitments to extend credit on loans to be held for investment	12,752	9,387
Total	$ 53,359	$ 54,366

In accordance with SFAS No. 133 and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements, forward commitment to purchase MBS, put option contracts and call option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the consolidated statements of operations during the quarters ended September 30, 2007 and 2006 was a loss of $73,000 and a gain of $319,000, respectively.

	September 30, 2007		June 30, 2007		September 30, 2006
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale (1)	$ 23,966	$ (96)	$ 35,130	$ 24	$ 53,891	$ 116
Forward loan sale agreements	15,500	29	27,012	(51)	33,467	6
Forward commitments to purchase
MBS	-	-	(6,500)	23	-	-
Put option contracts	3,500	8	11,500	112	12,000	14
Call option contracts	-	-	(1,000)	4	-	-
Total	$ 42,966	$ (59)	$ 66,142	$ 112	$ 99,358	$ 136

(1)	Net of 32.8 percent at September 30, 2007, 34.7 percent at June 30, 2007 and 31.8 percent at September 30, 2006 of commitments, which may not fund.

Note 6: Income Taxes

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". FIN 48 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions. In this regard, an uncertain tax position represents the Corporation's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On July 1, 2007, the Corporation adopted the provisions of FIN 48 and had no


cumulative effect adjustment recognized upon adoption. In addition, as a result of adoption of FIN 48, the Corporation does not have any unrecognized tax benefits as a result of uncertainty in income taxes on its Consolidated Statements of Financial Condition as of July 1, 2007 and September 30, 2007. It is the Corporation's policy to record any penalties or interest arising from federal or state taxes as a component of other expense. There were no penalties or interest included in the Consolidated Statement of Operations for the quarter ended September 30, 2007. Also, the Corporation does not anticipate any changes in the amount of unrecognized tax benefits prior to year end. The Corporation files income tax returns with the U.S. federal and state of California jurisdictions. The Corporation is no longer subject to U.S. federal and state income tax examinations by tax authorities for years ending before June 30, 2002. Accordingly, the tax years ended June 30, 2002 through 2007 remain open to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Note 7: Subsequent Events

On October 15, 2007, the Corporation announced a reduction in workforce at PBM and intends to close its loan production offices in Diamond Bar, La Quinta, San Diego, Temecula and Torrance, California by December 31, 2007.

On October 25, 2007, the Corporation announced a cash dividend of $0.18 per share on the Corporation's outstanding shares of common stock for shareholders of record as of the close of business on November 19, 2007, payable on December 14, 2007.

On October 25, 2007, the Corporation announced an amendment of the Corporation's Bylaws to allow for the issuance of uncertificated shares of the Corporation's capital stock and to provide for electronic notice of shareholders' meeting.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At September 30, 2007, the Corporation had total assets of $1.61 billion, total deposits of $1.01 billion and total stockholders' equity of $126.1 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank's business consists of community banking activities and mortgage banking activities. Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank's full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans. The Bank also offers business checking accounts, other business banking services, and services loans for others. Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences. The Bank's revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities. There are various risks inherent in the Bank's business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of sold loans to investors, competitive conditions between banks and non-bank financial services providers, regulatory changes, fraud and other risks.


The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation's earnings per share. The Corporation evaluates the repurchase of its common stock when the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential. Consideration is also given to the Corporation's liquidity, regulatory capital requirements and future capital needs based on the Corporation's current business plan. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is typically one year. Once the stock repurchase program is authorized, management may repurchase the Corporation's common stock from time to time in the open market or in privately negotiated transactions, depending upon market conditions and the factors described above. On June 25, 2007, the Corporation announced that its Board of Directors authorized the repurchase of up to five percent of its outstanding common stock, or approximately 318,847 shares, over a one-year period. For additional information regarding the Corporation's repurchases during the quarter ended September 30, 2007, see Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" on page 30.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002. On July 26, 2007, the Corporation announced a quarterly cash dividend of $0.18 per share for the Corporation's shareholders of record at the close of business on August 20, 2007, which was paid on September 10, 2007. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. On July 26, 2007, the Board of Directors of the Bank declared a $12.0 million cash dividend to the Corporation, which was paid on August 13, 2007. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this quarterly report on Form 10-Q for the quarter ended September 30, 2007 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to the general business environment, the credit risks of lending activities, the ability to access cost-effective funding, interest rates, the California real estate market, the demand for loans, the repurchase of sold loans to investors, competitive conditions between banks and non-bank financial services providers, regulatory changes, fraud, and other risks disclosed herein or detailed in the Corporation's reports filed with the SEC, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update forward-looking information.

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

Accounting for the allowance for loan losses involves significant judgment and assumptions by management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) SFAS No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has two components: a formula allowance for groups of homogeneous loans and a specific valuation allowance for identified problem loans. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and the fair market value of collateral. The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see "Comparison of Operating Results for the Quarter Ended September 30, 2007 and 2006 - Provision for Loan Losses" on page 17 of this Form 10-Q.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank's full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans. Additionally, certain fees are collected from depositors, such as non-sufficient fund fees, deposit account


service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, and wire transfer fees, among others. The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds. During the next three years the Corporation intends to increase the community banking business by growing total assets; restructuring the balance sheet by decreasing the percentage of investment securities to total assets and increasing the percentage of loans held for investment to total assets; decreasing the concentration of single-family mortgage loans within loans held for investment; and increasing the concentration of higher yielding multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as "preferred loans"). In addition, over time, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower costing checking and savings accounts. This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.

Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences. The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process. During the first quarter ended September 30, 2007, the Bank closed one PBM loan production office in Vista, California. The closure of the PBM office was due primarily to the decline in loan demand, resulting from, among others, the declining real estate market, stricter loan underwriting standards and the well documented deterioration of the mortgage banking environment. For the first quarter ended September 30, 2007, the charge related to the action described above was immaterial. As of September 30, 2007, the Bank does not have a remaining liability with respect to this action and does not believe that additional charges will be incurred. The Corporation will continue to monitor and adjust its operations in response to the rapidly changing mortgage banking environment. Changes may include a different product mix, further tightening of underwriting standards, a further reduction in its operating expenses or a combination of these and other changes.

Investment services operations primarily consist of selling alternative investment products such as annuities and mutual funds to our depositors. Real estate operations primarily consist of loan foreclosures and the sales of real estate owned by the Bank. Each of these businesses generates a relatively small portion of the Corporation's net income.

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


Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation's contractual obligations at September 30, 2007 and the effect these obligations are expected to have on the Corporation's liquidity and cash flows in future periods (in thousands):
	Payments Due by Period
	1 year	Over 1 year	Over 3 years	Over
	or less	to 3 years	to 5 years	5 years	Total
Operating lease obligations	$ 881	$ 1,621	$ 698	$ 862	$ 4,062
Time deposits	490,577	205,203	4,301	-	700,081
FHLB - San Francisco advances	214,322	115,876	158,313	2,713	491,224
FHLB - San Francisco letter of credit	1,500	-	-	-	1,500
Total	$ 707,280	$ 322,700	$ 163,312	$ 3,575	$ 1,196,867

The expected obligation for time deposits and FHLB - San Francisco advances include anticipated interest accruals based on respective contractual terms.

Comparison of Financial Condition at September 30, 2007 and June 30, 2007

Total assets decreased $42.6 million, or three percent, to $1.61 billion at September 30, 2007 from $1.65 billion at June 30, 2007. The decrease was primarily attributable to a decrease in the receivable from sale of loans.

Total investment securities decreased $6.7 million, or four percent, to $144.1 million at September 30, 2007 from $150.8 million at June 30, 2007. The decrease was primarily the result of $10.1 million maturing and $12.0 million of scheduled and accelerated principal payments on mortgage-backed securities, partly offset by the purchase of $14.8 million of investment securities in the first three months of fiscal 2008. The Bank evaluates individual investment securities quarterly for other-than-temporary declines in market value. The Bank believes there are no other-than-temporary impairments at September 30, 2007, therefore, no impairment losses have been recorded as of September 30, 2007.

Loans held for investment increased $16.1 million, or one percent, to $1.37 billion at September 30, 2007 from $1.35 billion at June 30, 2007. During the first three months of fiscal 2008, the Bank originated $91.4 million of loans held for investment, $61.1 million, or 67 percent, were "preferred loans" (multi-family, commercial real estate, construction and commercial business loans), which includes the purchase of $42.2 million of loans. The loans purchased in the first three months of fiscal 2008 are secured by real estate located primarily in California (property inspections were performed on those loans above $400,000) and all loans were underwritten by the Corporation prior to purchase using the same underwriting criteria as an originated loan. Total loan principal payments during the first three months of fiscal 2008 were $72.3 million, compared to $78.4 million during the first three months of fiscal 2007. The balance of preferred loans increased to $545.2 million, or 40 percent of loans held for investment at September 30, 2007, as compared to $522.9 million, or 39 percent of loans held for investment at June 30, 2007. Purchased loans serviced by others at September 30, 2007 were $161.1 million, or 12 percent of loans held for investment, compared to $159.8 million, or 12 percent of loans held for investment at June 30, 2007.

The receivable from the sale of loans decreased $42.9 million, or 71 percent, to $17.6 million at September 30, 2007 from $60.5 million at June 30, 2007. The decrease was attributable to fewer loans originated for sale and the timing differences between loan sale and loan sale settlement dates.

Total deposits increased $10.8 million, or one percent, to $1.01 billion at September 30, 2007 from $1.00 billion at June 30, 2007. This increase was primarily attributable to an increase of $27.4 million in time deposits, partly offset by a decrease of $16.6 million in transaction accounts. The decrease in transaction accounts and the increase in time deposits was primarily attributable to depositors switching to time deposits from transaction accounts, seeking higher interest rates.


Borrowings, which consisted primarily of FHLB - San Francisco advances, decreased $50.0 million, or 10 percent, to $452.8 million at September 30, 2007 from $502.8 million at June 30, 2007. The decrease in borrowings was primarily the result of the decrease in the receivable from sale of loans. The weighted-average maturity of the Bank's FHLB - San Francisco advances was approximately 22 months (18 months, if put options are exercised by the FHLB - San Francisco) at September 30, 2007 as compared to the weighted-average maturity of 23 months (18 months, if put options are exercised by the FHLB - San Francisco) at June 30, 2007.

Total stockholders' equity decreased $2.8 million, or two percent, to $126.1 million at September 30, 2007, from $128.9 million at June 30, 2007, primarily as a result of common stock repurchases and the quarterly cash dividends paid during the first three months of fiscal 2008, which was partly offset by the net income and stock option exercises during the first three months of fiscal 2008. During the first three months of fiscal 2008, a total of 7,500 stock options with an average strike price of $9.15 per share were exercised. Also, a total of 150,712 shares of common stock were repurchased during the first three months of fiscal 2008 under the June 2007 stock repurchase program at an average price of $22.40 per share. As of September 30, 2007, 47 percent of the authorized shares of the June 2007 stock repurchase program were purchased, leaving 168,135 shares available for future repurchase. During the first three months of fiscal 2008, the Corporation repurchased 930 shares of restricted stock in lieu of distribution to employees (to satisfy the minimum income tax required to be withheld from employees) at an average price of $22.66 per share. The total cash dividend paid to the Corporation's shareholders in the first three months of fiscal 2008 was $1.1 million.

Comparison of Operating Results for the Quarters Ended September 30, 2007 and 2006

The Corporation's net income for the first quarter ended September 30, 2007 was $758,000, a decrease of $4.5 million, or 86 percent, from $5.3 million during the same quarter of fiscal 2007. This decrease was primarily attributable to a decrease in net interest income, an increase in the provision for loan losses and a decrease in non-interest income, partly offset by lower operating expenses.

The Corporation's net interest income before the provision for loan losses decreased by $1.3 million, or 12 percent, to $9.4 million for the quarter ended September 30, 2007 from $10.7 million during the comparable period of fiscal 2007. This decrease was the result of a lower net interest margin and lower average earning assets. The net interest margin decreased to 2.40 percent in the first quarter of fiscal 2008, down 27 basis points from 2.67 percent for the same period of fiscal 2007. The decrease in the net interest margin during the first quarter of fiscal 2008 was primarily attributable to the increase in the average cost of funds, which was more than the increase in the average yield of earning assets. The average balance of earning assets decreased $50.5 million, or three percent, to $1.56 billion in the first quarter of fiscal 2008 from $1.61 billion in the comparable period of fiscal 2007.

The Corporation's efficiency ratio increased to 71 percent in the first quarter of fiscal 2008 from 45 percent in the same period of fiscal 2007. Return on average assets for the quarter ended September 30, 2007 decreased 108 basis points to 0.19 percent from 1.27 percent in the same period last year. Return on average equity for the quarter ended September 30, 2007 decreased to 2.36 percent from 15.25 percent for the same period last year. Diluted earnings per share for the quarter ended September 30, 2007 were $0.12, a decrease of 84 percent from $0.77 for the quarter ended September 30, 2006.

Interest Income. Total interest income decreased by $451,000, or two percent, to $23.7 million for the first quarter of fiscal 2008 from $24.2 million in the same quarter of fiscal 2007. This decrease was primarily the result of a lower average balance of earning assets, partly offset by a higher average earning asset yield. The average yield on earning assets during the first quarter of fiscal 2008 was 6.09 percent, eight basis points higher than the average yield of 6.01 percent during the same period of fiscal 2007.

Loan interest income decreased $444,000, or two percent, to $21.5 million in the quarter ended September 30, 2007 from $22.0 million for the same quarter of fiscal 2007. This decrease was attributable to a lower average loan balance and a lower average loan yield. The average balance of loans outstanding, including receivable from sale of loans and loans held for sale, decreased $12.7 million, or one percent, to $1.37 billion during the first quarter of fiscal 2008 from $1.39 billion during the same quarter of fiscal 2007. The


average loan yield during the first quarter of fiscal 2008 decreased seven basis points to 6.26 percent from 6.33 percent during the same quarter last year. The decrease in the average loan yield was primarily attributable to accrued interest reversal from newly classified non-accrual loans and loan payoffs which carried a higher average yield, partly offset by mortgage loans originated with higher interest rates, the upward repricing of adjustable rate loans during the period and a higher percentage of preferred loans, which generally have a higher yield.

Interest income from investment securities increased $48,000, or three percent, to $1.7 million during the quarter ended September 30, 2007 from the same quarter of fiscal 2007. This increase was primarily a result of an increase in average yield, partly offset by a decrease in the average balance. The average balance of investment securities decreased $33.7 million, or 18 percent, to $149.4 million in the first quarter of fiscal 2008 from $183.1 million in the same quarter of fiscal 2007. During the first quarter of fiscal 2008, the Bank purchased $14.8 million of investment securities, while $10.1 million matured and $12.0 million of principal payments were received on MBS. The average yield on the investment securities increased 96 basis points to 4.67 percent during the quarter ended September 30, 2007 from 3.71 percent during the quarter ended September 30, 2006. The increase in the average yield of investment securities was primarily a result of the new purchases with a higher average yield (5.42 percent versus the average yield of 4.67 percent), the maturities with an average yield of 3.10 percent and a lower premium amortization. The net discount accretion in the first quarter of fiscal 2008 was $4,000, compared to the net premium amortization of $16,000 in the same quarter of fiscal 2007.

FHLB - San Francisco stock dividends decreased by $45,000, or nine percent, to $469,000 in the first quarter of fiscal 2008 from $514,000 in the same period of fiscal 2007. This decrease was attributable to a lower average balance, partly offset by a slightly higher average yield. The average balance of FHLB - San Francisco stock decreased $3.5 million to $34.9 million during the first quarter of fiscal 2008 from $38.4 million during the same period of fiscal 2007. The decrease in FHLB - San Francisco stock was in accordance with the borrowing requirements of the FHLB - San Francisco. The average yield on FHLB - San Francisco stock increased one basis point to 5.37 percent during the first quarter of fiscal 2008 from 5.36 percent during the same period last year.

Interest Expense. Total interest expense for the quarter ended September 30, 2007 was $14.4 million as compared to $13.4 million for the same period of fiscal 2007, an increase of $915,000, or seven percent. This increase was primarily attributable to an increase in the average cost of interest-bearing liabilities, partly offset by a lower average balance. The average cost of interest-bearing liabilities was 3.93 percent during the quarter ended September 30, 2007, up 34 basis points from 3.59 percent during the same period of fiscal 2007. The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $36.0 million, or two percent, to $1.45 billion during the first quarter of fiscal 2008 from $1.49 billion during the same period of fiscal 2007.

Interest expense on deposits for the quarter ended September 30, 2007 was $9.3 million as compared to $6.8 million for the same period of fiscal 2007, an increase of $2.5 million, or 37 percent. The increase in interest expense on deposits was primarily attributable to a higher average cost and a higher average balance. The average cost of deposits increased to 3.66 percent during the quarter ended September 30, 2007 from 2.95 percent during the same quarter of fiscal 2007, an increase of 71 basis points. The increase in the average cost of deposits, primarily in time deposits, was attributable to the general rise in short-term interest rates. The average balance of deposits increased $89.3 million, or 10 percent, to $1.01 billion during the quarter ended September 30, 2007 from $916.6 million during the same period of fiscal 2007. The average balance of transaction accounts decreased by $40.6 million, or 10 percent, to $347.2 million in the quarter ended September 30, 2007 from $387.8 million in the quarter ended September 30, 2006. The average balance of time deposits increased by $130.0 million, or 25 percent, to $658.8 million in the quarter ended September 30, 2007 as compared to $528.8 million in the quarter ended September 30, 2006. The increase in time deposits is primarily attributable to the time deposit marketing campaign and depositors switching from transaction accounts to time deposits. The average balance of transaction account deposits to total deposits in the first quarter of fiscal 2008 was 35 percent, compared to 42 percent in the same period of fiscal 2007.

Interest expense on borrowings, which consisted primarily of FHLB - San Francisco advances, for the quarter ended September 30, 2007 decreased $1.5 million, or 23 percent, to $5.1 million from $6.6 million for the same period of fiscal 2007. The decrease in interest expense on borrowings was primarily a result


of a lower average balance and a lower average cost. The average balance of borrowings decreased $125.3 million, or 22 percent, to $444.7 million during the quarter ended September 30, 2007 from $570.0 million during the same period of fiscal 2007. The average cost of borrowings decreased to 4.54 percent for the quarter ended September 30, 2007 from 4.61 percent in the same quarter of fiscal 2007, a decrease of seven basis points. The decrease in the average cost of borrowings was the result of a lower average balance of overnight and short-term advances at a higher average rate, partly offset by maturities of long-term advances at a lower average cost.

The following table depicts the average balance sheets for the quarters ended September 30, 2007 and 2006, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	September 30, 2007			September 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,374,711	$ 21,514	6.26%	$ 1,387,363	$ 21,958	6.33%
Investment securities	149,421	1,744	4.67%	183,090	1,696	3.71%
FHLB - San Francisco stock	34,915	469	5.37%	38,370	514	5.36%
Interest-earning deposits	746	9	4.83%	1,443	19	5.27%

Total interest-earning assets	1,559,793	23,736	6.09%	1,610,266	24,187	6.01%

Non interest-earning assets	37,450			40,089

Total assets	$ 1,597,243			$ 1,650,355

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 197,942	425	0.85%	$ 211,812	353	0.66%
Savings accounts	149,239	787	2.09%	175,977	644	1.45%
Time deposits	658,764	8,058	4.85%	528,819	5,827	4.37%

Total deposits	1,005,945	9,270	3.66%	916,608	6,824	2.95%

Borrowings	444,698	5,093	4.54%	570,024	6,624	4.61%

Total interest-bearing liabilities	1,450,643	14,363	3.93%	1,486,632	13,448	3.59%

Non interest-bearing liabilities	18,054			25,824

Total liabilities	1,468,697			1,512,456

Stockholders' equity	128,546			137,899
Total liabilities and stockholders' equity
	$ 1,597,243			$ 1,650,355

Net interest income		$ 9,373			$ 10,739

Interest rate spread (3)			2.16%			2.42%
Net interest margin (4)			2.40%			2.67%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.52%			108.32%
Return on average assets			0.19%			1.27%
Return on average equity			2.36%			15.25%

(1)	Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan (cost) fee amortization of $(180) and $12 for the quarters ended September 30, 2007 and 2006, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $42.5 million and $49.3 million during the quarters ended September 30, 2007 and 2006, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


The following table provides the rate/volume variances for the quarters ended September 30, 2007 and 2006, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended September 30, 2007 Compared
	To Quarter Ended September 30, 2006
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (246)	$ (200)	$ 2	$ (444)
Investment securities	441	(312)	(81)	48
FHLB - San Francisco stock	1	(46)	-	(45)
Interest-bearing deposits	(2)	(9)	1	(10)
Total net change in income on interest-earning assets
	194	(567)	(78)	(451)

Interest-bearing liabilities:
Checking and money market accounts	102	(23)	(7)	72
Savings accounts	284	(98)	(43)	143
Time deposits	643	1,431	157	2,231
Borrowings	(97)	(1,456)	22	(1,531)
Total net change in expense on interest-bearing liabilities
	932	(146)	129	915
Net (decrease) increase in net interest income
	$ (738)	$ (421)	$ (207)	$ (1,366)

(1)  Includes receivable from sale of loans, loans held for sale and non-accrual loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

Provision for Loan Losses. During the first quarter of fiscal 2008, the Corporation recorded a provision for loan losses of $1.5 million, an increase of $882,000 from $637,000 during the same period of fiscal 2007. The provision for loan losses in the first quarter of fiscal 2008 was primarily attributable to loan classification downgrades ($1.35 million) and a sequential quarter increase in loans held for investment ($168,000). Classified loans at September 30, 2007 were $28.8 million, comprised of $6.4 million in the special mention category, $21.9 million in the substandard category and $529,000 in doubtful category. Classified loans decreased by $2.9 million from June 30, 2007 when classified loans were $32.3 million, comprised of $13.3 million in the special mention category and $19.0 million in the substandard category.

At September 30, 2007, the allowance for loan losses was $15.6 million, comprised of $11.9 million of general loan loss reserves and $3.7 million of specific loan loss reserves, in comparison to the allowance for loan losses of $14.8 million at June 30, 2007, comprised of $11.5 million of general loan loss reserves and $3.3 million of specific loan loss reserves. The allowance for loan losses as a percentage of gross loans held for investment was 1.13 percent at September 30, 2007 as compared to 1.09 percent at June 30, 2007. Management considers the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management's continuing analysis of the factors underlying the quality of the loans held for investment. These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans. Provisions for losses are charged against operations on a monthly basis, as necessary, to maintain the allowance at appropriate levels. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the loans held for investment. Although management believes it uses the best information


available to make such determinations, there can be no assurance that regulators, in reviewing the Bank's loans held for investment, will not request that the Bank significantly increase its allowance for loan losses. Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the control of the Bank.

The following table is provided to disclose additional details on the Corporation's allowance for loan losses:

	Three Months Ended
	September 30,
(Dollars in Thousands)	2007	2006

Allowance at beginning of period	$ 14,845	$ 10,307

Provision for loan losses	1,519	637

Recoveries	-	-

Charge-offs:
Mortgage loans:
Single-family	(764)	(105)
Consumer loans	(1)	-

Total charge-offs	(765)	(105)

Net charge-offs	(765)	(105)
Balance at end of period	$ 15,599	$ 10,839

Allowance for loan losses as a percentage of gross loans held for Investment.
	1.13%	0.82%

Net charge offs as a percentage of average loans outstanding during the period
	0.22%	0.03%

Allowance for loan losses as a percentage of non-performing loans at the end of the period
	103.83%	270.16%

Non-Interest Income. Total non-interest income decreased $6.0 million, or 81 percent, to $1.4 million during the quarter ended September 30, 2007 from $7.4 million during the same period of fiscal 2007. The decrease was primarily attributable to a decrease in the gain on sale of loans, a decrease in gain on sale of real estate and a decrease in other income.

The gain on sale of loans decreased $3.4 million, or 97 percent, to $122,000 for the quarter ended September 30, 2007 from $3.5 million in the same quarter of fiscal 2007. The decrease was a result of a lower average loan sale margin and lower volume of loans originated for sale. The average loan sale margin for PBM during the first quarter of fiscal 2008 was 0.11 percent, down 100 basis points from 1.11 percent in the same period of fiscal 2007. The decrease in the average loan sale margin was primarily attributable to a $309,000 lower of cost or market adjustment on unsaleable loans that were moved to loans held for investment, the $73,000 loss on derivative financial instruments consistent with SFAS No. 133, and a $70,000 reserve provision for loans sold that are subject to early payment default repurchase. The derivative financial instruments gain in the quarter ended September 30, 2006 was $319,000. As of September 30, 2007, the total reserve for loans sold that are subject to early payment default repurchase was $454,000, compared to $384,000 at June 30, 2007 and $215,000 at September 30, 2006. The volume of loans originated for sale decreased to $99.5 million in the first quarter of fiscal 2008 as compared to $319.5 million during the same period last year. The decrease in the loan sale margin was primarily attributable to the mortgage banking environment which remains highly competitive and volatile as a result


of the well-publicized collapse of the sub-prime loan market, which has eroded loan sale prices and liquidity in the secondary market.

Other income decreased $548,000, or 93 percent, to $43,000 in the first quarter of fiscal 2008 from $591,000 in the same quarter of fiscal 2007. The decrease was primarily attributable to a charge-off recovery of $200,000 in the first quarter of fiscal 2007 (not replicated in fiscal 2008) and a loss in real estate operations. Net real estate operations for the first quarter of fiscal 2008 was a loss of $365,000 as compared to a loss of $4,000 in the comparable period last year. As of September 30, 2007, there were 14 properties in real estate owned, compared to one property in real estate owned at September 30, 2006.

Non-Interest Expense. Total non-interest expense in the quarter ended September 30, 2007 was $7.6 million, a decrease of $591,000 or seven percent, as compared to $8.2 million in the same quarter of fiscal 2007. The decrease in non-interest expense was primarily the result of a decrease in compensation expense, partly offset by higher professional expenses. The decrease in compensation expense was primarily attributable to fewer mortgage banking personnel in the first quarter of fiscal 2008 compared to the same quarter of fiscal 2007.

Income taxes. Income tax expense was $845,000 for the quarter ended September 30, 2007 as compared to $4.0 million during the same period of fiscal 2007. The effective income tax rate for the quarter ended September 30, 2007 increased to 52.7 percent as compared to 43.3 percent for the same quarter last year. The increase in the effective income tax rate was primarily the result of a higher percentage of permanent tax differences relative to income before taxes. The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2008 reflects its current income tax obligations.

Asset Quality

Non-accrual loans decreased to $15.0 million at September 30, 2007 from $15.9 million at June 30, 2007. The non-accrual loans at September 30, 2007 were comprised of 20 single-family loans ($6.7 million), 17 single-family loans repurchased from, or unable to sell to, investors ($4.8 million), 24 construction loans ($3.1 million), one multi-family loan ($251,000) and three commercial business loans ($172,000). No interest accruals were made for loans that were past due 90 days or more.

The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment decreased to 1.10 percent at September 30, 2007 from 1.18 percent at June 30, 2007. Real estate owned was $5.6 million at September 30, 2007, up 47 percent from $3.8 million at June 30, 2007. Non-performing assets as a percentage of total assets increased to 1.28 percent at September 30, 2007 from 1.20 percent at June 30, 2007.

In fiscal 2007, the Bank established a $2.6 million specific loan loss reserve on 23 individual construction loans in a single-family construction project located in Coachella, California. The Bank believes that significant misrepresentations were made to secure the Bank's involvement in the project and as a result the Bank is vigorously pursuing legal remedies to protect the Bank's interests. The Bank has delivered demands to the individual borrowers, mortgage loan broker and builder who knowingly misled the Bank on certain key aspects of the loans and the project, which were ignored by the respective parties. Therefore, the Bank has filed lawsuits alleging loan fraud by the 23 individual borrowers, misrepresentation fraud by the mortgage loan broker and misuse of funds fraud by the contractor. The establishment of the specific loan loss reserve is consistent with the improved land value based on a recent appraisal. Given the number of parties involved or soon to be involved, the complexity of the transaction and probable fraud, this matter may take an extended period of time to resolve.

During the quarter ended September 30, 2007, the Bank repurchased $1.7 million of loans from investors, resulting in a specific loan loss reserve of approximately $164,000 on these loans. The loan repurchases in the quarter ended September 30, 2006 was $1.3 million with a specific loan loss reserve of $47,000. Most of the repurchases were the result of early payment default, which in many cases is the result of fraud. The Bank has made procedural changes to improve the underwriting process but it is too soon to determine if the tighter underwriting standards will curtail this problem.


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

The following table is provided to disclose details on asset quality (dollars in thousands):

	At September 30,	At June 30,
	2007	2007
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 11,517	$ 13,271
Multi-family	251	-
Construction	3,084	2,357
Commercial business loans	172	171
Other loans	-	108

Total	15,024	15,907

Accruing loans which are contractually past due 90 days or more	-	-

Total of non-accrual and 90 days past due loans	15,024	15,907

Real estate owned, net	5,567	3,804

Total non-performing assets	$ 20,591	$ 19,711

Restructured loans	$ -	$ -

Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net
	1.10%	1.18%

Non-accrual and 90 days or more past due loans as a percentage of total assets
	0.94%	0.96%

Non-performing assets as a percentage of total assets	1.28%	1.20%

Total classified loans (including loans designated as special mention) were $28.8 million at September 30, 2007, a decrease of $3.5 million, or 11 percent, from $32.3 million at June 30, 2007. The classified loans at September 30, 2007 consist of 17 loans in the special mention category (nine single-family loans of $3.0 million, three construction loans of $1.7 million, one commercial real estate loan of $963,000, one multi-family loan of $370,000 and three commercial business loans of $364,000), 87 loans in the substandard category (55 single-family loans of $17.7 million, two multi-family loans of $695,000, three commercial real estate loans of $739,000, 24 construction loans of $2.6 million and three commercial business loans of $172,000) and 23 construction loans in the doubtful category ($529,000). The decrease in classified loans is the result of a combination of factors, including loan upgrades, payoffs, further downgrades and foreclosures.

The classified loans at June 30, 2007 consisted of 24 loans in the special mention category (12 single-family loans of $5.6 million, three multi-family loans of $3.3 million, five construction loan of $2.6 million, two commercial real estate loans of $1.5 million and two commercial business loans of $263,000) and 85 loans in the substandard category (52 single-family loans of $15.0 million, 23 construction loans of


$2.4 million, three commercial real estate loans of $745,000, one multi-family loan of $444,000, five commercial business loans of $296,000 and one other loan of $108,000).

As of September 30, 2007, real estate owned was comprised of 14 properties (seven from loan repurchases and seven from loans held for investment), primarily located in Southern California, with a net fair value of $5.6 million. A new appraisal was obtained on each of the properties and fair value was calculated by using the lower of appraised value or the listing price of the property. As of June 30, 2007, real estate owned was comprised of 10 properties (three from loan repurchases and seven from loans held for investment), primarily located in Southern California, with a net fair value of $3.8 million. For the quarter ended September 30, 2007, eight real estate owned properties were acquired in the settlement of loans, while four real estate owned properties were sold for a net gain of $61,000.

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold (in thousands):

	For the Quarters Ended
	September 30,
	2007	2006
Loans originated for sale:
Retail originations	$ 34,559	$ 79,083
Wholesale originations	64,954	240,458
Total loans originated for sale (1)	99,513	319,541

Loans sold:
Servicing released	(94,639)	(314,648)
Servicing retained	(2,139)	(1,407)
Total loans sold (2)	(96,778)	(316,055)

Loans originated for investment:
Mortgage loans:
Single-family	30,295	48,429
Multi-family	7,514	7,792
Commercial real estate	1,506	8,604
Construction	9,678	7,170
Commercial business loans	165	1,492
Other loans	-	1,119
Total loans originated for investment (3)	49,158	74,606

Loans purchased for investment:
Mortgage loans:
Multi-family	42,209	35,514
Total loans purchased for investment	42,209	35,514

Mortgage loan principal repayments	(72,341)	(78,446)
Real estate acquired in the settlement of loans	(3,682)	(414)
Increase in other items, net (4)	722	12,645

Net increase in loans held for investment and loans held for sale	$ 18,801	$ 47,391

(1)	Primarily comprised of PBM loans originated for sale, totaling $97.1 million and $311.3 million for the quarters ended September 30, 2007 and 2006, respectively.
(2)	Primarily comprised of PBM loans sold, totaling $95.1 million and $309.3 million for the quarters ended September 30, 2007 and 2006, respectively.
(3)	Primarily comprised of PBM loans originated for investment, totaling $33.6 million and $48.2 million for the quarters ended September 30, 2007 and 2006, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs and allowance for loan losses.

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

The primary investing activity of the Bank is the origination and purchase of loans held for investment. During the first quarter of fiscal 2008 and 2007, the Bank originated loans in the amounts of $148.7 million and $394.1 million, respectively. In addition, the Bank purchased loans from other financial institutions in the first quarter of fiscal 2008 and 2007 in the amounts of $42.2 million and $35.5 million, respectively. The Bank's mortgage banking activities resulted in total loans sold in the first quarter of fiscal 2008 and 2007 of $96.8 million and $316.1 million, respectively. At September 30, 2007, the Bank had loan origination commitments totaling $36.7 million and undisbursed loans in process totaling $24.1 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank's primary financing activity is gathering deposits. During the first quarter of fiscal 2008 and 2007, the net increase (decrease) in deposits was $10.8 million and $(1.3) million, respectively. On September 30, 2007, time deposits that are scheduled to mature in one year or less were $472.1 million. Historically, the Bank has been able to retain a significant amount of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At September 30, 2007, total cash and cash equivalents were $14.2 million, or 0.89 percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs. As of September 30, 2007, the remaining available borrowing capacity at FHLB - San Francisco was $352.3 million, and the remaining available borrowing capacity at the Bank's correspondent bank was $60.0 million.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2002, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2007 decreased to 4.8 percent from 7.2 percent during the prior quarter ended June 30, 2007.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. Under the OTS prompt corrective action provisions, a minimum ratio of 1.5 percent for Tangible Capital is required to be deemed other than "critically undercapitalized," while a minimum of 5.0 percent for Core Capital, 10.0 percent for Total Risk-Based Capital and 6.0 percent for Tier 1 Risk-Based Capital is required to be deemed "well capitalized." As of September 30, 2007, the Bank exceeded all regulatory capital requirements with Tangible Capital, Core Capital, Total Risk-Based Capital and Tier 1 Risk-Based Capital ratios of 7.2 percent, 7.2 percent, 12.0 percent and 10.8 percent, respectively.


The Bank's actual and required capital amounts and ratios as of September 30, 2007 are as follows (dollars in thousands):
	Amount	Percent

Tangible capital	$ 115,165	7.18%
Requirement	32,071	2.00

Excess over requirement	$ 83,094	5.18%

Core capital	$ 115,165	7.18%
Requirement to be "Well Capitalized"	80,179	5.00

Excess over requirement	$ 34,986	2.18%

Total risk-based capital	$ 124,477	11.97%
Requirement to be "Well Capitalized"	104,004	10.00

Excess over requirement	$ 20,473	1.97%

Tier 1 risk-based capital	$ 112,199	10.79%
Requirement to be "Well Capitalized"	62,402	6.00

Excess over requirement	$ 49,797	4.79%

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition. The Corporation's exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. For discussion on commitments and derivative financial instruments, see Note 5 of the Notes to Unaudited Interim Consolidated Financial Statements on page 7.

Stockholders' Equity

The ability of the Corporation to pay dividends depends primarily on the ability of the Bank to pay dividends to the Corporation. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the amount required for the liquidation account established by the Bank in connection with its Conversion or the regulatory capital requirements imposed by federal and state regulation. The Corporation paid $1.1 million of cash dividends to its shareholders in the first three months of fiscal 2008.

The Corporation repurchased 150,712 shares under the existing stock repurchase programs during the first three months of fiscal 2008 at an average price of $22.40 per share. As of September 30, 2007, 47 percent of the authorized shares from the June 2007 stock repurchase program were purchased, leaving 168,135 shares available for future repurchase. During the first three months of fiscal 2008, the Corporation also repurchased 930 shares of restricted stock from employees in lieu of distribution to employees (to satisfy the minimum income tax required to be withheld from employees) at an average price of $22.66 per share. During the first three months of fiscal 2008, a total of 7,500 stock options with an average strike price of $9.15 per share were exercised.


Incentive Plans

As of September 30, 2007, the Corporation had four share-based compensation plans, which are described below. These plans include the 2006 Equity Incentive Plan, 2003 Stock Option Plan, 1996 Stock Option Plan and 1997 Management Recognition Plan. The compensation cost that has been charged against income for these plans was $186,000 and $28,000 for the quarters ended September 30, 2007 and 2006, respectively. The income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation plans was $6,000 and $23,000 for the quarters ended September 30, 2007 and 2006, respectively.

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

A total of 12,000 options were forfeited in the first quarter of fiscal 2008. There was no other activity. As of September 30, 2007, there were 189,700 options available for future grants under the 2006 Plan.

The following is a summary of the stock option activity in the 2006 Plan for the quarter ended September 30, 2007:
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	187,300	$ 28.31
Granted	-	-
Exercised	-	-
Forfeited	(12,000)	$ 28.31
Outstanding at September 30, 2007	175,300	$ 28.31	9.36	-
Vested and expected to vest at September 30, 2007	140,240	$ 28.31	9.36	-
Exercisable at September 30, 2007	-	-	-	-

As of September 30, 2007, there was $792,000 of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the stock options in the 2006 Plan. This expense is expected to be recognized over a weighted-average period of 4.4 years. The forfeiture rate during the first three months of fiscal 2008 was 20 percent and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

b) Equity Incentive Plan - Restricted Stock. The Corporation will use 185,000 shares of its treasury stock to fund the 2006 Plan. Awarded shares typically vest over a five-year period as long as the director,


advisory director, director emeriti, officer or employee remains in service to the Corporation. Once vested, a recipient of restricted stock will have all rights of a shareholder, including the power to vote and the right to receive dividends. The Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

A total of 4,000 shares of restricted stock were awarded while 6,000 shares were forfeited in the first quarter of fiscal 2008. At September 30, 2007, the value of the unearned restricted stock was $1.4 million, and reported as a reduction to stockholders' equity (included in the Condensed Consolidated Statements of Financial Condition under additional paid-in capital, as per SFAS No. 123R). As of September 30, 2007, there were 124,250 shares of restricted stock available for future awards.

A summary of the status of the Corporation's unvested restricted stock as of September 30, 2007 and changes during the quarter ended September 30, 2007 is presented below:

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2007	62,750	$ 26.49
Granted	4,000	$ 18.09
Vested	-	-
Forfeited	(6,000)	$ 26.49
Unvested at September 30, 2007	60,750	$ 25.94
Expected to vest at September 30, 2007	48,600	$ 25.94

As of September 30, 2007, there was $1.4 million of unrecognized compensation expense related to unvested share-based compensation arrangements awarded under the restricted stock in the 2006 Plan. This expense is expected to be recognized over a weighted-average period of 4.4 years. Similar to options, a forfeiture rate of 20 percent is used for the restricted stock compensation expense calculations.

Stock Option Plans. The Corporation established the 1996 Stock Option Plan and the 2003 Stock Option Plan (collectively, the "Stock Option Plans") for key employees and eligible directors under which options to acquire up to 1.15 million shares and 352,500 shares of common stock, respectively, may be granted. Under the Stock Option Plans, options may not be granted at a price less than the fair market value at the date of the grant. Options vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation. The options are exercisable after vesting for up to the remaining term of the original grant. The maximum term of the options granted is 10 years.

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

As a result of accelerating the vesting of these options, the Corporation recorded a $320,000 charge to compensation expense during the quarter ended June 30, 2005. This charge represents a new measurement of compensation cost for these options as of the modification date. The modification introduced the potential for an effective renewal of the awards as some of these options may have been forfeited by the holders. This charge will require quarterly adjustment in future periods for actual forfeiture experience. For the three months ended September 30, 2007, a recovery of $23,000 was realized; and since inception, a $301,000 recovery has been realized. The Corporation estimates that the compensation expense related to these options that would have been recognized over their remaining vesting period pursuant to the transition provisions of SFAS No. 123R is $1.7 million. Because these options are now fully vested, they are not subject to the provisions of SFAS No. 123R.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the assumptions noted in the following table. The expected volatility is based on implied volatility from historical common stock closing prices for the last 84 months. The expected


dividend yield is based on the most recent quarterly dividend on an annualized basis. The expected term is based on the historical experience of all fully vested stock option grants and is reviewed annually. The risk-free interest rate is based on the U.S. Treasury note rate with a term similar to the underlying stock option on the particular grant date.
	Quarter	Quarter
	Ended	Ended
	September 30,	September 30,
	2007	2006
Expected volatility	22%	23%
Weighted-average volatility	22%	23%
Expected dividend yield	3.6%	2.0%
Expected term (in years)	7.4	7.4
Risk-free interest rate	4.8%	4.5% - 5.0%

A total of 50,000 options were granted, 35,200 options were forfeited and 7,500 options were exercised in the first quarter of fiscal 2008. This compares to a total of 64,000 options granted and 6,500 options exercised in the first quarter of fiscal 2007. There was no other activity in the first quarter of fiscal 2007. As of September 30, 2007 and 2006, the number of options available for future grants under the Stock Option Plans were 7,400 and 43,200 options, respectively.

The following is a summary of the activity in the Stock Option Plans for the quarter ended September 30, 2007:
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	565,600	$ 20.93
Granted	50,000	19.92
Exercised	(7,500)	9.15
Forfeited	(35,200)	23.49
Outstanding at September 30, 2007	572,900	$ 20.84	6.40	$ 2,069
Vested and expected to vest at September 30, 2007	532,000	$ 20.49	6.27	$ 2,045
Exercisable at September 30, 2007	368,400	$ 18.36	5.48	$ 1,951

The weighted-average grant-date fair value of options granted during the quarters ended September 30, 2007 and 2006 was $3.94 and $8.43 per share, respectively. The total intrinsic value of options exercised during the quarters ended September 30, 2007 and 2006 was $104,000 and $43,000, respectively.

As of September 30, 2007, there was $1.4 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Stock Option Plans. This expense is expected to be recognized over a weighted-average period of 3.0 years. The forfeiture rate during the first three months of fiscal 2008 was 20% and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Management Recognition Plan ("MRP"). The Corporation established the 1997 MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock. The Corporation acquired 461,250 shares of its common stock in the open market to fund the 1997 MRP. All of the 1997 MRP shares have been awarded. Awarded shares vest over a five-year period as long as the employee or director remains in service to the Corporation. The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at the award date.

All of MRP shares were fully vested and distributed as of September 30, 2007. This compares to the $45,000 value of the unearned MRP at September 30, 2006, and reported as a reduction to stockholders'


equity (included in the Condensed Consolidated Statements of Financial Condition under additional paid-in capital, as per SFAS No. 123R).

A summary of the status of the Corporation's unvested MRP shares as of September 30, 2007 and changes during the quarter ended September 30, 2007 is presented below:

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2007	3,768	$ 13.67
Granted	-	-
Vested	(3,768)	$ 13.67
Forfeited	-	-
Unvested at September 30, 2007	-	-

Supplemental Information

	At	At	At
	September 30,	June 30,	September 30,
	2007	2007	2006

Loans serviced for others (in thousands)	$ 201,156	$ 205,788	$ 229,895

Book value per share	$ 20.24	$ 20.22	$ 20.09

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

The principal financial objective of the Corporation's interest rate risk management function is to achieve long-term profitability while limiting exposure to the fluctuation of interest rates. The Bank, through its Asset Liability Committee seeks to reduce the exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities. The principal element in achieving this objective is to manage the interest-rate sensitivity of the Bank's assets by holding loans with interest rates subject to periodic market adjustments. In addition, the Bank maintains a liquid investment securities portfolio comprised of government agency securities and mortgage-backed securities. The Bank relies on retail deposits as its primary source of funding while utilizing FHLB - San Francisco advances as a secondary source of funding. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and time deposits with terms up to five years.

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


The following table is derived from the OTS interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2007 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 102,299	$ (44,797)	$ 1,561,754	6.55%	-243 bp
+200 bp	124,629	(22,467)	1,593,834	7.82%	-116 bp
+100 bp	139,440	(7,656)	1,619,059	8.61%	-37 bp
+50 bp	144,011	(3,085)	1,629,179	8.84%	-14 bp
0 bp	147,096	-	1,637,868	8.98%
-50 bp	147,043	(53)	1,643,630	8.95%	-3 bp
-100 bp	145,459	(1,637)	1,647,987	8.83%	-15 bp
-200 bp	141,202	(5,894)	1,655,926	8.53%	-45 bp

(1)	Represents the decrease of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2007 ("base case").
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the OTS interest rate risk model and represents the change in the NPV at a +200 basis point rate shock at September 30, 2007 and a +200 basis point rate shock at June 30, 2007.
	At September 30, 2007		At June 30, 2007
	(+200 bp rate shock)		(+200 bp rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	8.98%		9.84%
Post-shock NPV ratio: NPV as a % of PV Assets	7.82%		8.31%
Sensitivity measure: Change in NPV Ratio	116	bp	153	bp
TB 13a Level of Risk	Minimal		Minimal

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank's current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in


interest rates of plus 100, plus 200, minus 100 and minus 200 basis points. The following table describes the results of the analysis at September 30, 2007 and June 30, 2007.
At September 30, 2007		At June 30, 2007
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	+1.18%	+200 bp	-0.97%
+100 bp	+6.50%	+100 bp	+3.76%
-100 bp	+10.30%	-100 bp	+11.52%
-200 bp	+6.83%	-200 bp	+11.18%

At September 30, 2007, the Bank was liability sensitive. Therefore, the results project a larger increase in net interest income over the subsequent 12-month period in a declining interest rate environment as compared to a rising interest rate environment. At June 30, 2007, the Bank was also liability sensitive. It should be noted, however, that the asset/liability sensitivity described is largely the result of projected balance sheet growth.

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

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation's financial position or results of operations.

Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in the Corporation's Form 10-K for the fiscal year ended June 30, 2007.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation's purchases of equity securities for the first quarter of fiscal 2008.
Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1 - 31, 2007	930	(2)	$ 22.66	-	318,847
August 1 - 31, 2007	50,297		$ 20.98	50,297	268,550
September 1 - 30, 2007	100,415		$ 23.10	100,415	168,135
Total	151,642		$ 22.40	150,712	168,135

(1)	On June 25, 2007, the Corporation announced a new repurchase plan of 318,847 shares, which expires on June 25, 2008.
(2)	Represents shares repurchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

During the quarter ended September 30, 2007, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibits:

3.1	Certificate of Incorporation of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Corporation's Registration Statement on Form S-1 (File No. 333-2230))

3.2	Bylaws of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Corporation's Form 8-K dated October 25, 2007).

10.1	Employment Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.2 to the Corporation's Form 8-K dated December 19, 2005)

10.3	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated December 12, 1996)

10.4	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation's proxy statement dated December 12, 1996)


10.5	Severance Agreement with Richard L. Gale, Kathryn R. Gonzales, Lilian Salter, Donavon P. Ternes and David S. Weiant (incorporated by reference to Exhibit 10.1 in the Corporation's Form 8-K dated July 3, 2006)

10.6	2003 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated October 21, 2003)

10.7	Form of Incentive Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Corporation's Annual Report on Form 10-K for the year ended June 30, 2005)

10.8	Form of Non-Qualified Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Corporation's Annual Report on Form 10-K for the year ended June 30, 2005)

10.9	2006 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation's proxy statement dated October 12, 2006)

10.10	Form of Incentive Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 in the Corporation's Form 10-Q ended December 31, 2006)

10.11	Form of Non-Qualified Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 in the Corporation's Form 10-Q ended December 31, 2006)

10.12	Form of Restricted Stock Agreement for restricted shares awarded under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 in the Corporation's Form 10-Q ended December 31, 2006)

14	Code of Ethics for the Corporation's directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Provident Financial Holdings, Inc.

November 8, 2007         /s/ Craig G. Blunden
                                        Craig G. Blunden
                                        Chairman, President and Chief Executive Officer
                                        (Principal Executive Officer)

November 8, 2007        /s/ Donavon P. Ternes
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

Date: November 8, 2007                                                                /s/ Craig G. Blunden
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

Date: November 8, 2007                                                                 /s/ Donavon P. Ternes
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

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended September 30, 2007 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 8, 2007                                                                            /s/ Craig G. Blunden
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

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended September 30, 2007 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: November 8, 2007                                                                                 /s/ Donavon P. Ternes
                                                                                                                           Donavon P. Ternes
                                                                                                                           Chief Financial Officer
