Form 10-Q
period 2007-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2008-02-07
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ Ö ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ........................................................... December 31, 2007

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

Yes       . No     Ö .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:	As of February 5, 2008

Common stock, $ 0.01 par value, per share	6,196,434 shares*

* Includes 197,817 shares held by the Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts.


PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents
PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of December 31, 2007 and June 30, 2007	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Six Months ended December 31, 2007 and 2006	2
	Condensed Consolidated Statements of Changes in Stockholders' Equity
	for the Quarters and Six Months ended December 31, 2007 and 2006	3
	Condensed Consolidated Statement of Cash Flows
	for the Six Months ended December 31, 2007 and 2006	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	11
	Safe Harbor Statement	12
	Critical Accounting Policies	12
	Executive Summary and Operating Strategy	13
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	14
	Comparison of Financial Condition at December 31, 2007 and June 30, 2007	14
	Comparison of Operating Results
	for the Quarters and Six Months ended December 31, 2007 and 2006	16
	Asset Quality	26
	Loan Volume Activities	30
	Liquidity and Capital Resources	31
	Commitments and Derivative Financial Instruments	32
	Stockholders' Equity	32
	Incentive Plans	33
	Equity Incentive Plan
	Stock Option Plans
	Management Recognition Plan
	Supplemental Information	37

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	37

ITEM 4 -	Controls and Procedures	39

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	39
ITEM 1A	Risk Factors	39
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	40
ITEM 3 -	Defaults Upon Senior Securities	40
ITEM 4 -	Submission of Matters to a Vote of Security Holders	40
ITEM 5 -	Other Information	41
ITEM 6 -	Exhibits	41

SIGNATURES		43


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands
	December 31,	June 30,
	2007	2007
Assets
Cash and due from banks	$ 12,511	$ 11,024
Federal funds sold	-	1,800
Cash and cash equivalents	12,511	12,824

Investment securities - held to maturity
(fair value $4,969 and $18,837, respectively)	5,000	19,001
Investment securities - available for sale, at fair value	148,542	131,842
Loans held for investment, net of allowance for loan losses of
$17,171 and $14,845, respectively	1,395,404	1,350,696
Loans held for sale, at lower of cost or market	-	1,337
Receivable from sale of loans	19,148	60,513
Accrued interest receivable	7,507	7,235
Real estate owned, net	6,749	3,804
Federal Home Loan Bank ("FHLB") - San Francisco stock	31,256	43,832
Premises and equipment, net	6,748	7,123
Prepaid expenses and other assets	7,626	10,716

Total assets	$ 1,640,491	$ 1,648,923

Liabilities and Stockholders' Equity
Liabilities:
Non interest-bearing deposits	$ 42,582	$ 45,112
Interest-bearing deposits	963,102	956,285
Total deposits	1,005,684	1,001,397

Borrowings	494,384	502,774
Accounts payable, accrued interest and other liabilities	14,120	15,825
Total liabilities	1,514,188	1,519,996

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (15,000,000 shares authorized; 12,435,865 and 12,428,365 shares issued, respectively; 6,196,434 and 6,376,945 shares outstanding, respectively)

	124	124
Additional paid-in capital	70,490	69,456
Retained earnings	149,196	149,523
Treasury stock at cost (6,239,431 and 6,051,420 shares, respectively)
	(94,797)	(90,694)
Unearned stock compensation	-	(175)
Accumulated other comprehensive income, net of tax	1,290	693

Total stockholders' equity	126,303	128,927

Total liabilities and stockholders' equity	$ 1,640,491	$ 1,648,923

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information

	Quarter Ended December 31,		Six Months Ended December 31,

	2007	2006	2007	2006
Interest income:
Loans receivable, net	$ 21,700	$ 23,001	$ 43,214	$ 44,959
Investment securities	1,902	1,857	3,646	3,553
FHLB - San Francisco stock	432	593	901	1,107
Interest-earning deposits	5	18	14	37
Total interest income	24,039	25,469	47,775	49,656

Interest expense:
Checking and money market deposits	499	379	924	732
Savings deposits	804	671	1,591	1,315
Time deposits	7,888	6,437	15,946	12,264
Borrowings	5,280	7,497	10,373	14,121
Total interest expense	14,471	14,984	28,834	28,432

Net interest income, before provision for loan losses	9,568	10,485	18,941	21,224
Provision for loan losses	2,140	3,746	3,659	4,383
Net interest income, after provision for loan losses	7,428	6,739	15,282	16,841

Non-interest income:
Loan servicing and other fees	513	488	1,004	964
Gain on sale of loans, net	934	2,919	1,056	6,411
Deposit account fees	785	510	1,443	1,032
Net (loss) gain on sale of real estate	(229)	27	(168)	2,340
Other	(56)	330	(13)	921
Total non-interest income	1,947	4,274	3,322	11,668

Non-interest expense:
Salaries and employee benefits	4,393	5,359	9,375	10,775
Premises and occupancy	831	745	1,538	1,529
Equipment	391	384	791	777
Professional expenses	474	278	793	542
Sales and marketing expenses	130	216	303	477
Other	972	1,241	2,017	2,340
Total non-interest expense	7,191	8,223	14,817	16,440

Income before income taxes	2,184	2,790	3,787	12,069
Provision for income taxes	1,006	1,295	1,851	5,316
Net income	$ 1,178	$ 1,495	$ 1,936	$ 6,753

Basic earnings per share	$ 0.20	$ 0.23	$ 0.32	$ 1.02
Diluted earnings per share	$ 0.19	$ 0.22	$ 0.32	$ 1.00
Cash dividends per share	$ 0.18	$ 0.18	$ 0.36	$ 0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Quarters Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at October 1, 2007	6,232,803	$ 124	$ 70,010	$ 149,134	$ (94,097)	$ (61)	$ 1,017	$ 126,127

Comprehensive income:
Net income				1,178				1,178
Unrealized holding gain on securities available for sale,
net of tax expense of $197							273	273
Total comprehensive income								1,451

Purchase of treasury stock	(36,369)				(700)			(700)
Amortization of restricted stock			63					63
Stock options expense			136					136
Allocations of contribution to ESOP (1)			281			14		295
Prepayment of ESOP loan						47		47
Cash dividends				(1,116)				(1,116)

Balance at December 31, 2007	6,196,434	$ 124	$ 70,490	$ 149,196	$ (94,797)	$ -	$ 1,290	$ 126,303

    (1)    Employee Stock Ownership Plan ("ESOP").
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at October 1, 2006	6,886,345	$ 124	$ 67,419	$ 147,082	$ (75,922)	$ (528)	$ 204	$ 138,379

Comprehensive income:
Net income				1,495				1,495
Unrealized holding gain on securities available for sale,
net of tax expense of $194							269	269
Total comprehensive income								1,764

Purchase of treasury stock (1)	(191,222)				(5,755)			(5,755)
Exercise of stock options	1,900	-	47					47
Amortization of restricted stock			14					14
Stock options expense			105					105
Tax benefit from non-qualified
equity compensation			9					9
Allocations of contribution to ESOP			394			67		461
Prepayment of ESOP loan						58		58
Cash dividends				(1,224)				(1,224)

Balance at December 31, 2006	6,697,023	$ 124	$ 67,988	$ 147,353	$ (81,677)	$ (403)	$ 473	$ 133,858

    (1)    Includes the repurchase of 884 shares of distributed restricted stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Six Months Ended December 31, 2007 and 2006
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at July 1, 2007	6,376,945	$ 124	$ 69,456	$ 149,523	$ (90,694)	$ (175)	$ 693	$ 128,927

Comprehensive income:
Net income				1,936				1,936
Unrealized holding gain on securities available for sale,
net of tax expense of $432							597	597
Total comprehensive income								2,533

Purchase of treasury stock (1)	(188,011)				(4,096)			(4,096)
Exercise of stock options	7,500	-	69					69
Amortization of restricted stock			131					131
Awards of restricted stock			(45)		45			-
Forfeiture of restricted stock			52		(52)			-
Stock options expense			276					276
Tax benefit from non-qualified
equity compensation			6					6
Allocations of contribution to ESOP			545			82		627
Prepayment of ESOP loan						93		93
Cash dividends				(2,263)				(2,263)

Balance at December 31, 2007	6,196,434	$ 124	$ 70,490	$ 149,196	$ (94,797)	$ -	$ 1,290	$ 126,303

    (1)    Includes the repurchase of 930 shares of distributed restricted stock.
	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive (Loss)
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at July 1, 2006	6,991,842	$ 124	$ 66,798	$ 142,867	$ (72,524)	$ (644)	$ (411)	$ 136,210

Comprehensive income:
Net income				6,753				6,753
Unrealized holding gain on securities available for sale,
net of tax expense of $640							884	884
Total comprehensive income								7,637

Purchase of treasury stock (1)	(303,219)				(9,153)			(9,153)
Exercise of stock options	8,400	-	201					201
Amortization of restricted stock			32					32
Stock options expense			138					138
Tax benefit from non-qualified
equity compensation			32					32
Allocations of contribution to ESOP			787			135		922
Prepayment of ESOP loan						106		106
Cash dividends				(2,267)				(2,267)

Balance at December 31, 2006	6,697,023	$ 124	$67,988	$ 147,353	$ (81,677)	$ (403)	$ 473	$ 133,858

    (1)    Includes the repurchase of 1,696 shares of distributed restricted stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Six Months Ended December 31,

	2007	2006
Cash flows from operating activities:
Net income	$ 1,936	$ 6,753
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization	1,148	1,017
Provision for loan losses	3,659	4,383
Provision for losses on real estate	463	-
Gain on sale of loans	(1,056)	(6,411)
Net loss (gain) on sale of real estate	168	(2,340)
Stock compensation	1,011	976
FHLB - San Francisco stock dividend	(1,023)	(1,028)
Tax benefit from non-qualified equity compensation	(6)	(32)
Decrease in accounts payable and other liabilities	(2,833)	(2,691)
Decrease (increase) in prepaid expense and other assets	2,465	(707)
Loans originated for sale	(197,912)	(631,931)
Proceeds from sale of loans and net change in receivable from sale of loans	240,317	633,013
Net cash provided by operating activities	48,337	1,002

Cash flows from investing activities:
Net increase in loans held for investment	(53,766)	(132,070)
Maturity and call of investment securities held to maturity	14,000	13,000
Maturity and call of investment securities available for sale	2,129	7,087
Principal payments from mortgage-backed securities	23,382	18,844
Purchase of investment securities available for sale	(41,172)	(41,904)
Net proceeds from sale of real estate	3,709	3,406
Net redemption (purchase) of FHLB - San Francisco stock	13,599	(4,094)
Purchase of premises and equipment	(144)	(528)
Net cash used for investing activities	(38,263)	(136,259)

Cash flows from financing activities:
Net increase in deposits	4,287	8,845
(Repayment of) proceeds from borrowings, net	(8,390)	143,232
Exercise of stock options	69	201
Tax benefit from non-qualified equity compensation	6	32
Cash dividends	(2,263)	(2,267)
Treasury stock purchases	(4,096)	(9,153)
Net cash (used for) provided by financing activities	(10,387)	140,890
Net (decrease) increase in cash and cash equivalents	(313)	5,633
Cash and cash equivalents at beginning of period	12,824	16,358
Cash and cash equivalents at end of period	$ 12,511	$ 21,991

Supplemental information:
Cash paid for interest	$ 29,250	$ 27,773
Cash paid for income taxes	$ 100	$ 4,670
Transfer of loans held for sale to loans held for investment	$ 8,467	$ 3,653
Real estate acquired in the settlement of loans	$ 8,393	$ 1,225

The accompanying notes are an integral part of these condensed consolidated financial statements.


PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

December 31, 2007

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The condensed consolidated financial statements at June 30, 2007 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly owned subsidiary, Provident Savings Bank, F.S.B. (the "Bank") (collectively, the "Corporation"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2007. Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation. The results of operations for the quarter ended December 31, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2008.

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


The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2007 and 2006, respectively.
	For the Quarter Ended December 31,		For the Six Months Ended December 31,
(In Thousands, Except Earnings Per Share)
	2007	2006	2007	2006
Numerator:
Net income - numerator for basic earnings per share and diluted earnings per share - income available to common stockholders

	$ 1,178	$ 1,495	$ 1,936	$ 6,753

Denominator:
Denominator for basic earnings per share: Weighted-average shares
	6,002	6,518	6,057	6,590

Effect of dilutive securities:
Stock option dilution	63	126	58	128
Restricted stock dilution	-	1	1	2

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	6,065	6,645	6,116	6,720

Basic earnings per share	$ 0.20	$ 0.23	$ 0.32	$ 1.02
Diluted earnings per share	$ 0.19	$ 0.22	$ 0.32	$ 1.00

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

The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense and is solely related to issued and unvested stock option grants. The incremental stock-based compensation expense for the quarters ended December 31, 2007 and 2006 was $136,000 and $105,000, respectively. For the six months ended December 31, 2007 and 2006, the incremental stock-based compensation expense was $276,000 and $138,000, respectively. For the first six months of fiscal 2008 and 2007, cash provided by operating activities decreased by $6,000 and $32,000, respectively, and cash provided by financing activities increased by an identical amount, respectively, related to excess tax benefits from stock-based payment arrangements. These amounts are reflective of the tax benefit for stock options exercised and restricted stock distributions during the respective periods.

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage ("PBM"), a division of the Bank.


The following tables set forth condensed statements of operations and total assets for the Corporation's operating segments for the quarters and six months ended December 31, 2007 and 2006, respectively (in thousands).
	For the Quarter Ended December 31, 2007
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income (loss), after provision for loan losses	$ 8,624	$ (1,196)	$ 7,428

Non-interest income:
Loan servicing and other fees (1)	63	450	513
Gain on sale of loans, net	10	924	934
Deposit account fees	785	-	785
Net gain (loss) on sale of real estate	443	(672)	(229)
Other	(228)	172	(56)
Total non-interest income	1,073	874	1,947

Non-interest expense:
Salaries and employee benefits	3,247	1,146	4,393
Premises and occupancy	491	340	831
Operating and administrative expenses	926	1,041	1,967
Total non-interest expense	4,664	2,527	7,191
Income (loss) before taxes	$ 5,033	$ (2,849)	$ 2,184
Total assets, end of period	$ 1,619,102	$ 21,389	$ 1,640,491
(1)    Includes an inter-company charge of $352 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Quarter Ended December 31, 2006
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income (loss), after provision for loan losses	$ 6,788	$ (49)	$ 6,739

Non-interest income:
Loan servicing and other fees (1)	(421)	909	488
Gain on sale of loans, net	19	2,900	2,919
Deposit account fees	510	-	510
Net gain on sale of real estate	27	-	27
Other	328	2	330
Total non-interest income	463	3,811	4,274

Non-interest expense:
Salaries and employee benefits	3,171	2,188	5,359
Premises and occupancy	488	257	745
Operating and administrative expenses	907	1,212	2,119
Total non-interest expense	4,566	3,657	8,223
Income before taxes	$ 2,685	$ 105	$ 2,790
Total assets, end of period	$ 1,662,127	$ 109,744	$ 1,771,871
(1)    Includes an inter-company charge of $751 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Six Months Ended December 31, 2007
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income (loss), after provision for loan losses	$ 17,334	$ (2,052)	$ 15,282

Non-interest income:
Loan servicing and other fees (1)	(1)	1,005	1,004
Gain on sale of loans, net	33	1,023	1,056
Deposit account fees	1,443	-	1,443
Net gain (loss) on sale of real estate	498	(666)	(168)
Other	(26)	13	(13)
Total non-interest income	1,947	1,375	3,322

Non-interest expense:
Salaries and employee benefits	6,645	2,730	9,375
Premises and occupancy	1,041	497	1,538
Operating and administrative expenses	1,915	1,989	3,904
Total non-interest expense	9,601	5,216	14,817
Income (loss) before taxes	$ 9,680	$ (5,893)	$ 3,787
Total assets, end of period	$ 1,619,102	$ 21,389	$ 1,640,491
(1)    Includes an inter-company charge of $695 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Six Months Ended December 31, 2006
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, after provision for loan losses	$ 16,614	$ 227	$ 16,841

Non-interest income:
Loan servicing and other fees (1)	(516)	1,480	964
Gain on sale of loans, net	127	6,284	6,411
Deposit account fees	1,032	-	1,032
Net gain on sale of real estate	2,340	-	2,340
Other	919	2	921
Total non-interest income	3,902	7,766	11,668

Non-interest expense:
Salaries and employee benefits	6,500	4,275	10,775
Premises and occupancy	1,029	500	1,529
Operating and administrative expenses	1,914	2,222	4,136
Total non-interest expense	9,443	6,997	16,440
Income before taxes	$ 11,073	$ 996	$ 12,069
Total assets, end of period	$ 1,662,127	$ 109,744	$ 1,771,871
(1)    Includes an inter-company charge of $1.2 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

Note 5: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition. The Corporation's exposure to credit loss, in the event of non-


performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. As of December 31, 2007 and June 30, 2007, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $29.7 million and $44.5 million, respectively.
	December 31,	June 30,
Commitments	2007	2007
(In Thousands)

Undisbursed loan funds - Construction loans	$ 20,366	$ 25,484
Undisbursed lines of credit - Single-family loans	3,472	3,326
Undisbursed lines of credit - Commercial business loans	10,330	14,532
Undisbursed lines of credit - Consumer loans	1,868	1,637
Commitments to extend credit on loans to be held for investment	19,725	9,387
Total	$ 55,761	$ 54,366

In accordance with SFAS No. 133 and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements, forward commitments to purchase mortgage-backed securities ("MBS"), put option contracts and call option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities. The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. The net impact of derivative financial instruments on the Consolidated Statements of Operations during the quarters ended December 31, 2007 and 2006 was a gain of $30,000 and a loss of $150,000, respectively. For the six months ended December 31, 2007 and 2006, the net impact of derivative financial instruments on the consolidated statements of operations was a loss of $42,000 and a gain of $169,000, respectively.
	December 31, 2007		June 30, 2007		December 31, 2006
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale (1)	$ 9,995	$ (29)	$ 35,130	$ 24	$ 31,043	$ (55)
Forward loan sale agreements	(9,995)	-	(27,012)	(51)	(19,500)	43
Forward commitments to purchase
MBS	-	-	6,500	23	-	-
Put option contracts	-	-	(11,500)	112	(7,500)	24
Call option contracts	-	-	1,000	4	-	-
Total	$ -	$ (29)	$ 4,118	$ 112	$ 4,043	$ 12

(1)    Net of 57.0 percent at December 31, 2007, 34.7 percent at June 30, 2007 and 35.0 percent at December 31, 2006 of commitments, which may not fund.

Note 6: Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". FIN 48 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions. In this regard, an uncertain tax position represents the Corporation's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to


positions taken or expected to be taken in income tax returns. On July 1, 2007, the Corporation adopted the provisions of FIN 48 and had no cumulative effect or adjustment recognized upon adoption. In addition, as a result of adoption of FIN 48, the Corporation does not have any unrecognized tax benefits as a result of uncertainty in income taxes on its Condensed Consolidated Statements of Financial Condition as of July 1, 2007 and December 31, 2007. It is the Corporation's policy to record any penalties or interest arising from federal or state taxes as a component of other expense. There were no penalties or interest included in the Condensed Consolidated Statement of Operations for the quarter ended December 31, 2007. Also, the Corporation does not anticipate any changes in the amount of unrecognized tax benefits prior to fiscal year end. The Corporation files income tax returns with the United States federal and state of California jurisdictions. The Corporation is no longer subject to United States federal and state income tax examinations by tax authorities for years ending before June 30, 2003. Accordingly, the tax years ended June 30, 2004 through 2007 remain open to examination by the federal and state taxing authorities. In January 2008, the Corporation received a notice that the 2006 tax return will be examined by the Internal Revenue Service, in a routine audit.

Note 7: Subsequent Events

On January 31, 2008, the Corporation announced a cash dividend of $0.18 per share on the Corporation's outstanding shares of common stock for shareholders of record as of the close of business on February 25, 2008, payable on March 21, 2008.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on June 27, 1996. At December 31, 2007, the Corporation had total assets of $1.64 billion, total deposits of $1.01 billion and total stockholders' equity of $126.3 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank's business consists of community banking activities and mortgage banking activities. Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank's full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans. The Bank also offers business checking accounts, other business banking services, and services loans for others. Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences. The Bank's revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities. There are various risks inherent in the Bank's business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, competitive conditions between banks and non-bank financial services providers, regulatory changes, fraud and other risks.

The Corporation, from time to time, may repurchase its common stock. The Corporation evaluates the repurchase of its common stock when the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential. Consideration is also given to the Corporation's liquidity, regulatory capital requirements and


future capital needs based on the Corporation's current business plan. The Corporation's Board of Directors authorizes each stock repurchase program, the duration of which is typically one year. Once the stock repurchase program is authorized, management may repurchase the Corporation's common stock from time to time in the open market or in privately negotiated transactions, depending upon market conditions and the factors described above. On June 25, 2007, the Corporation announced that its Board of Directors authorized the repurchase of up to five percent of its outstanding common stock, or approximately 318,847 shares, over a one-year period. For additional information regarding the Corporation's repurchases during the quarter ended December 31, 2007, see Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" on page 40.

The Corporation began to distribute quarterly cash dividends in the quarter ended December 31, 2002. On October 25, 2007, the Corporation announced a quarterly cash dividend of $0.18 per share for the Corporation's shareholders of record at the close of business on November 19, 2007, which was paid on December 14, 2007. Future declarations or payments of dividends will be subject to the consideration of the Corporation's Board of Directors, which will take into account the Corporation's financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this quarterly report on Form 10-Q for the quarter ended December 31, 2007 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation's mission and vision. These forward-looking statements are based upon management expectations, and may, therefore, involve risks and uncertainties. The Corporation's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to the general business environment, the credit risks of lending activities, the ability to access cost-effective funding, interest rates, the California real estate market, the demand for loans, the repurchase of loans previously sold to investors, competitive conditions between banks and non-bank financial services providers, regulatory changes, fraud, and other risks disclosed herein or detailed in the Corporation's reports filed with the SEC, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update forward-looking information.

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

Accounting for the allowance for loan losses involves significant judgment and assumptions by management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of


accounting:  (i) SFAS No. 5, "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has two components: a formula allowance for groups of homogeneous loans and a specific valuation allowance for identified problem loans. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and the fair market value of collateral. The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see "Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2007 and 2006 - Provision for Loan Losses" on page 23 of this Form 10-Q.

Interest is generally not accrued on any loan when its contractual payments are 90 days or more delinquent or if the loan is deemed impaired. In addition, interest is not recognized on any loan where management has determined that collection is not reasonably assured. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.

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

Executive Summary and Operating Strategy

Provident Savings Bank, F.S.B. established in 1956 is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California. The Bank conducts its business operations as Provident Bank, Provident Bank Mortgage, a division of the Bank, and through its subsidiary, Provident Financial Corp. The business activities of the Corporation, primarily through the Bank and its subsidiary, consist of community banking, mortgage banking, and to a lesser degree, investment services and real estate operations.

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank's full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans. Additionally, certain fees are collected from depositors, such as non-sufficient fund fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, and wire transfer fees, among others. The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds. During the next three years the Corporation intends to increase the community banking business by growing total assets; restructuring the balance sheet by decreasing the percentage of investment securities to total assets and increasing the percentage of loans held for investment to total assets; decreasing the concentration of single-family mortgage loans within loans held for investment; and increasing the concentration of higher yielding multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as "preferred loans"). It should be noted however, that currently, the Bank has deemphasized construction loan originations given the current real estate market. In addition, over time, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower costing checking and savings accounts. This strategy is intended to improve core revenue through a higher net


interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.

Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences. The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process. During the second quarter ended December 31, 2007, the Bank closed PBM loan production offices in Diamond Bar, La Quinta, San Diego, Temecula and Torrance, California. The closure of the PBM loan offices was due primarily to the decline in loan demand, resulting from, among others, the declining real estate market, stricter loan underwriting standards and the well documented deterioration of the mortgage banking environment. For the second quarter ended December 31, 2007, the charge related to the action described above was approximately $210,000. As of December 31, 2007, the Bank does not believe that additional charges will be incurred with respect to this action. The Corporation will continue to monitor and adjust its operations in response to the rapidly changing mortgage banking environment. Changes may include a different product mix, further tightening of underwriting standards, a further reduction in operating expenses or a combination of these and other changes.

Investment services operations primarily consist of selling alternative investment products such as annuities and mutual funds to our depositors and provided by strategic partners. Real estate operations primarily consist of loan foreclosures and the sale of real estate owned by the Bank. Each of these businesses generates a relatively small portion of the Corporation's net income.

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

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation's contractual obligations at December 31, 2007 and the effect these obligations are expected to have on the Corporation's liquidity and cash flows in future periods (in thousands):
	Payments Due by Period
	1 year	Over 1 year	Over 3 years	Over
	or less	to 3 years	to 5 years	5 years	Total
Operating lease obligations	$ 813	$ 1,286	$ 640	$ 813	$ 3,552
Time deposits	532,124	150,498	4,487	-	687,109
FHLB - San Francisco advances	245,730	168,415	113,686	2,670	530,501
FHLB - San Francisco letter of credit	2,000	-	-	-	2,000
Total	$ 780,667	$ 320,199	$ 118,813	$ 3,483	$ 1,223,162

The expected obligation for time deposits and FHLB - San Francisco advances include anticipated interest accruals based on the respective contractual terms.

Comparison of Financial Condition at December 31, 2007 and June 30, 2007

Total assets decreased $8.4 million, or one percent, to $1.64 billion at December 31, 2007 from $1.65 billion at June 30, 2007. The decrease was primarily attributable to decreases in the receivable from sale of loans and FHLB - San Francisco stock, partly offset by an increase in loans held for investment.


Total investment securities increased $2.7 million, or two percent, to $153.5 million at December 31, 2007 from $150.8 million at June 30, 2007. The increase was primarily the result of the purchase of $41.2 million of investment securities in the first six months of fiscal 2008, partly offset by $16.1 million maturing and $23.4 million of scheduled and accelerated principal payments on mortgage-backed securities. The Bank evaluates individual investment securities quarterly for other-than-temporary declines in market value. The Bank does not believe that there are any other-than-temporary impairments at December 31, 2007; therefore, no impairment losses have been recorded as of December 31, 2007.

Loans held for investment increased $44.7 million, or three percent, to $1.40 billion at December 31, 2007 from $1.35 billion at June 30, 2007. During the first six months of fiscal 2008, the Bank originated $185.7 million of loans held for investment, $119.7 million, or 64 percent, were "preferred loans" (multi-family, commercial real estate, construction and commercial business loans), which includes the purchase of $71.5 million of loans. The loans purchased in the first six months of fiscal 2008 are secured by real estate located primarily in California (property inspections were performed on those loans above $400,000) and all loans were underwritten by the Corporation prior to purchase using the same underwriting criteria as an originated loan. Total loan principal payments during the first six months of fiscal 2008 were $134.7 million, compared to $178.6 million during the first six months of fiscal 2007. The balance of preferred loans increased to $576.8 million, or 41 percent of loans held for investment at December 31, 2007, as compared to $522.9 million, or 39 percent of loans held for investment at June 30, 2007. Purchased loans serviced by others at December 31, 2007 were $159.6 million, or 11 percent of loans held for investment, compared to $159.8 million, or 12 percent of loans held for investment at June 30, 2007.

The table below describes the geographic dispersion of real estate secured loans held for investment at December 31, 2007, as a percentage of the total dollar amount outstanding:
Loan Category	Inland Empire	Southern California (1)	Other California	Other States	Total
Single-family	30%	55%	13%	2%	100%
Multi-family	9%	70%	18%	3%	100%
Commercial real estate	46%	46%	7%	1%	100%
Construction	69%	31%	-	-	100%
Other	100%	-	-	-	100%
Total	27%	57%	14%	2%	100%

(1) Other than the Inland Empire.

The receivable from the sale of loans decreased $41.4 million, or 68 percent, to $19.1 million at December 31, 2007 from $60.5 million at June 30, 2007. The decrease was attributable to fewer loans originated for sale and the timing differences between loan sale and loan sale settlement dates.

Total deposits increased $4.3 million, or less than one percent, to $1.01 billion at December 31, 2007 from $1.00 billion at June 30, 2007. This increase was primarily attributable to an increase of $17.0 million in time deposits, partly offset by a decrease of $12.7 million in transaction accounts. The decrease in transaction accounts and the increase in time deposits was primarily attributable to depositors switching to time deposits from transaction accounts, seeking higher interest rates.

Borrowings, which consisted primarily of FHLB - San Francisco advances, decreased $8.4 million, or two percent, to $494.4 million at December 31, 2007 from $502.8 million at June 30, 2007. The decrease in borrowings was primarily the result of the decreases in the receivable from sale of loans and the FHLB - San Francisco stock, partly offset by the increase in loans held for investment. The weighted-average maturity of the Bank's FHLB - San Francisco advances was approximately 19 months (15 months, if put options are exercised by the FHLB - San Francisco) at December 31, 2007 as compared to the weighted-average maturity of 23 months (18 months, if put options are exercised by the FHLB - San Francisco) at June 30, 2007.

Total stockholders' equity decreased $2.6 million, or two percent, to $126.3 million at December 31, 2007, from $128.9 million at June 30, 2007, primarily as a result of common stock repurchases and the quarterly cash dividends paid during the first six months of fiscal 2008, which was partly offset by net income and share based payment activity during the first six months of fiscal 2008. During the first six months of fiscal


2008, a total of 7,500 stock options with an average strike price of $9.15 per share were exercised. Also, a total of 187,081 shares of common stock were repurchased during the first six months of fiscal 2008 under the June 2007 stock repurchase program at an average price of $21.78 per share. As of December 31, 2007, 59 percent of the authorized shares of the June 2007 stock repurchase program were purchased, leaving 131,766 shares available for future repurchase. During the first six months of fiscal 2008, the Corporation repurchased 930 shares of restricted stock in lieu of distribution to employees (to satisfy the minimum income tax required to be withheld from employees) at an average price of $22.66 per share. The total cash dividend paid to the Corporation's shareholders in the first six months of fiscal 2008 was $2.3 million.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2007 and 2006

The Corporation's net income for the second quarter ended December 31, 2007 was $1.2 million, a decrease of $317,000, or 21 percent, from $1.5 million during the same quarter of fiscal 2007. This decrease was primarily attributable to decreases in net interest income and non-interest income, partly offset by decreases in the provision for loan losses and operating expenses. For the six months ended December 31, 2007, the Corporation's net income was $1.9 million, down $4.9 million, from $6.8 million during the same period of fiscal 2007. This decrease was primarily a result of the decreases in net interest income and non-interest income, partly offset by decreases in the provision for loan losses and operating expenses.

The Corporation's net interest income (before the provision for loan losses) decreased by $917,000, or nine percent, to $9.6 million for the quarter ended December 31, 2007 from $10.5 million during the comparable period of fiscal 2007. This decrease was the result of a lower net interest margin and lower average earning assets. The net interest margin decreased to 2.42 percent in the second quarter of fiscal 2008, down eight basis points from 2.50 percent for the same period of fiscal 2007. The decrease in the net interest margin during the second quarter of fiscal 2008 was primarily attributable to an increase in the average cost of funds and a decrease in the average yield on earning assets. The average balance of earning assets decreased $93.2 million, or six percent, to $1.58 billion in the second quarter of fiscal 2008 from $1.68 billion in the comparable period of fiscal 2007. For the six months ended December 31, 2007, net interest income (before the provision for loan losses) was $18.9 million, down $2.3 million or 11 percent from $21.2 million during the same period of fiscal 2007. This decrease was the result of a lower net interest margin and lower average earning assets. The net interest margin decreased to 2.41 percent in the first six months of fiscal 2008, down 17 basis points from 2.58 percent during the same period of fiscal 2007. The average balance of earning assets decreased $71.9 million, or four percent, to $1.57 billion in the first six months of fiscal 2008 from $1.64 billion in the comparable period of fiscal 2007.

The Corporation's efficiency ratio increased to 62 percent in the second quarter of fiscal 2008 from 56 percent in the same period of fiscal 2007. For the six months ended December 31, 2007 and 2006, the efficiency ratio was 67 percent and 50 percent, respectively. The deterioration in the efficiency ratio was a result of the declines in net interest income and non-interest income, which outpaced the decline in non-interest expense.

Return on average assets for the quarter ended December 31, 2007 decreased six basis points to 0.29 percent from 0.35 percent in the same period last year. For the six months ended December 31, 2007 and 2006, the return on average assets was 0.24 percent and 0.80 percent, respectively, a decrease of 56 basis points.

Return on average equity for the quarter ended December 31, 2007 decreased to 3.72 percent from 4.40 percent for the same period last year. For the six months ended December 31, 2007, the return on average equity decreased to 3.04 percent from 9.87 percent for the same period last year.

Diluted earnings per share for the quarter ended December 31, 2007 were $0.19, a decrease of 14 percent from $0.22 for the quarter ended December 31, 2006. For the six months ended December 31, 2007 and 2006, diluted earning per share were $0.32 and $1.00, respectively, a decrease of 68 percent.

Interest Income. Total interest income decreased by $1.5 million, or six percent, to $24.0 million for the second quarter of fiscal 2008 from $25.5 million in the same quarter of fiscal 2007. This decrease was


primarily the result of a lower average balance of earning assets and a lower average earning asset yield. The average yield on earning assets during the second quarter of fiscal 2008 was 6.07 percent, one basis point lower than the average yield of 6.08 percent during the same period of fiscal 2007.

Loan interest income decreased $1.3 million, or six percent, to $21.7 million in the quarter ended December 31, 2007 from $23.0 million for the same quarter of fiscal 2007. This decrease was attributable to a lower average loan balance and a lower average loan yield. The average balance of loans outstanding, including the receivable from sale of loans and loans held for sale, decreased $51.2 million, or four percent, to $1.40 billion during the second quarter of fiscal 2008 from $1.45 billion during the same quarter of fiscal 2007. The average loan yield during the second quarter of fiscal 2008 decreased 14 basis points to 6.21 percent from 6.35 percent during the same quarter last year. The decrease in the average loan yield was primarily attributable to accrued interest reversals from newly classified non-accrual loans and loan payoffs which carried a higher average yield, partly offset by mortgage loans originated with higher interest rates, the upward repricing of adjustable rate loans during the period and a higher percentage of preferred loans, which generally have a higher yield.

Interest income from investment securities increased $45,000, or two percent, to $1.9 million during the quarter ended December 31, 2007 from the same quarter of fiscal 2007. This increase was primarily a result of an increase in average yield, partly offset by a decrease in the average balance. The average balance of investment securities decreased $30.9 million, or 17 percent, to $153.8 million in the second quarter of fiscal 2008 from $184.7 million in the same quarter of fiscal 2007. During the second quarter of fiscal 2008, the Bank purchased $26.4 million of investment securities, while $6.0 million matured and $11.4 million of principal payments were received on MBS. The average yield on the investment securities increased 93 basis points to 4.95 percent during the quarter ended December 31, 2007 from 4.02 percent during the quarter ended December 31, 2006. The increase in the average yield of investment securities was primarily a result of the new purchases with a higher average yield (5.38 percent versus the average yield of 4.95 percent), the maturities with an average yield of 3.27 percent and a net discount accretion during the period. The net discount accretion in the second quarter of fiscal 2008 was $4,000, compared to a net premium amortization of $11,000 in the same quarter of fiscal 2007.

FHLB - San Francisco stock dividends decreased by $161,000, or 27 percent, to $432,000 in the second quarter of fiscal 2008 from $593,000 in the same period of fiscal 2007. This decrease was attributable to a lower average balance and a lower average yield. The average balance of FHLB - San Francisco stock decreased $10.3 million to $31.0 million during the second quarter of fiscal 2008 from $41.3 million during the same period of fiscal 2007. The average balance of FHLB - San Francisco stock was consistent with the borrowing requirements of the FHLB - San Francisco. The average yield on FHLB - San Francisco stock decreased 16 basis points to 5.58 percent during the second quarter of fiscal 2008 from 5.74 percent during the same period last year.

For the six months ended December 31, 2007, total interest income decreased by $1.9 million, or four percent, to $47.8 million from $49.7 million in the same period of fiscal 2007. This decrease was primarily the result of a lower average balance of earning assets, partly offset by a higher average earning asset yield. The average yield on earning assets during the first six months of fiscal 2008 was 6.08 percent, four basis points higher than the average yield of 6.04 percent during the same period of fiscal 2007.

Loan interest income decreased $1.8 million, or four percent, to $43.2 million in the six months ended December 31, 2007 from $45.0 million for the same period of fiscal 2007. This decrease was attributable to a lower average loan balance and a lower average loan yield. The average balance of loans outstanding, including the receivable from sale of loans and loans held for sale, decreased $31.9 million, or two percent, to $1.39 billion during the first six months of fiscal 2008 from $1.42 billion during the same period of fiscal 2007. The average loan yield during the first six months of fiscal 2008 decreased 11 basis points to 6.23 percent from 6.34 percent during the same period last year. The decrease in the average loan yield was primarily attributable to accrued interest reversals from newly classified non-accrual loans and loan payoffs which carried a higher average yield, partly offset by mortgage loans originated with higher interest rates, the upward repricing of adjustable rate loans during the period and a higher percentage of preferred loans, which generally have a higher yield.

Interest income from investment securities increased $93,000 to $3.6 million during the six months ended December 31, 2007 from the same period of fiscal 2007. This increase was primarily a result of an increase


in average yield, partly offset by a decrease in the average balance. The average balance of investment securities decreased $32.3 million, or 18 percent, to $151.6 million in the first six months of fiscal 2008 from $183.9 million in the same period of fiscal 2007. During the first six months of fiscal 2008, $41.2 million of investment securities were purchased and $16.1 million matured, while $23.4 million of principal payments were received on MBS. The average yield on the investment securities increased 95 basis points to 4.81 percent during the six months ended December 31, 2007 from 3.86 percent during the six months ended December 31, 2006. The increase in the average yield of investment securities was primarily a result of the new purchases with a higher average yield (5.40 percent versus the average yield of 4.81 percent), the maturities with an average yield of 3.16 percent and an increase in the accelerated principal payments on MBS with a corresponding increase to the net MBS discount accretion. The net discount accretion in the first six months of fiscal 2008 was $7,000, compared to a net premium amortization of $27,000 in the same quarter of fiscal 2007.

FHLB - San Francisco stock dividends decreased by $206,000, or 19 percent, to $901,000 in the first six months of fiscal 2008 from $1.1 million in the same period of fiscal 2007. This decrease was attributable to a lower average yield and a lower average balance. The average yield on FHLB - San Francisco stock decreased nine basis points to 5.47 percent during the first six months of fiscal 2008 from 5.56 percent during the same period last year. The average balance of FHLB - San Francisco stock decreased $6.8 million to $33.0 million during the first six months of fiscal 2008 from $39.8 million during the same period of fiscal 2007. The average balance of FHLB - San Francisco stock was consistent with the borrowing requirements of the FHLB - San Francisco.

Interest Expense. Total interest expense for the quarter ended December 31, 2007 was $14.5 million as compared to $15.0 million for the same period of fiscal 2007, a decrease of $513,000, or three percent. This decrease was primarily attributable to a lower average balance, partly offset by a higher average cost of interest-bearing liabilities. The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $79.9 million, or five percent, to $1.47 billion during the second quarter of fiscal 2008 from $1.55 billion during the same period of fiscal 2007. The average cost of interest-bearing liabilities was 3.90 percent during the quarter ended December 31, 2007, up seven basis points from 3.83 percent during the same period of fiscal 2007.

Interest expense on deposits for the quarter ended December 31, 2007 was $9.2 million as compared to $7.5 million for the same period of fiscal 2007, an increase of $1.7 million, or 23 percent. The increase in interest expense on deposits was primarily attributable to a higher average cost and a higher average balance. The average cost of deposits increased to 3.62 percent during the quarter ended December 31, 2007 from 3.22 percent during the same quarter of fiscal 2007, an increase of 40 basis points. The increase in the average cost of deposits was attributable primarily to a higher composition of time deposits and the checking account promotion costs (interest expense) totaling $92,000 during the period. The average balance of deposits increased $87.0 million, or nine percent, to $1.01 billion during the quarter ended December 31, 2007 from $921.3 million during the same period of fiscal 2007. The average balance of transaction accounts decreased by $25.5 million, or seven percent, to $343.0 million in the quarter ended December 31, 2007 from $368.5 million in the quarter ended December 31, 2006. The average balance of time deposits increased by $112.5 million, or 20 percent, to $665.3 million in the quarter ended December 31, 2007 compared to $552.8 million in the quarter ended December 31, 2006. The increase in time deposits is primarily attributable to the time deposit marketing campaign and depositors switching from transaction accounts to time deposits seeking higher interest rates. The average balance of transaction account deposits to total deposits in the second quarter of fiscal 2008 was 34 percent, compared to 40 percent in the same period of fiscal 2007.

Interest expense on borrowings, which consisted primarily of FHLB - San Francisco advances, for the quarter ended December 31, 2007 decreased $2.2 million, or 29 percent, to $5.3 million from $7.5 million for the same period of fiscal 2007. The decrease in interest expense on borrowings was primarily a result of a lower average balance and a lower average cost. The average balance of borrowings decreased $166.9 million, or 26 percent, to $465.5 million during the quarter ended December 31, 2007 from $632.4 million during the same period of fiscal 2007. The average cost of borrowings decreased to 4.50 percent for the quarter ended December 31, 2007 from 4.70 percent in the same quarter of fiscal 2007, a decrease of 20 basis points. The decrease in the average cost of borrowings was the result of lower short-term interest rates during the first six months of fiscal 2008 compared to the same period of fiscal 2007.


For the six months ended December 31, 2007, total interest expense was $28.8 million as compared to $28.4 million for the same period of fiscal 2007, an increase of $402,000, or one percent. This increase was primarily attributable to an increase in the average cost, partly offset by a lower average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities was 3.91 percent during the six months ended December 31, 2007, up 20 basis points from 3.71 percent during the same period of fiscal 2007. The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $58.0 million, or four percent, to $1.46 billion during the first six months of fiscal 2008 from $1.52 billion during the same period of fiscal 2007.

Interest expense on deposits for the six months ended December 31, 2007 was $18.5 million as compared to $14.3 million for the same period of fiscal 2007, an increase of $4.2 million, or 29 percent. The increase in interest expense on deposits was primarily attributable to a higher average cost and a higher average balance. The average cost of deposits increased to 3.64 percent during the six months ended December 31, 2007 from 3.09 percent during the same period of fiscal 2007, an increase of 55 basis points. The increase in the average cost of deposits was primarily attributable to a higher composition of time deposits and the checking account promotion (interest expense) totaling $92,000 during the period. The average balance of deposits increased $88.1 million, or 10 percent, to $1.01 billion during the six months ended December 31, 2007 from $919.0 million during the same period of fiscal 2007. The average balance of transaction accounts decreased by $33.0 million, or nine percent, to $345.1 million in the six months ended December 31, 2007 from $378.1 million in the six months ended December 31, 2006. The average balance of time deposits increased by $121.2 million, or 22 percent, to $662.0 million in the six months ended December 31, 2007 as compared to $540.8 million in the six months ended December 31, 2006. The increase in time deposits is primarily attributable to depositors switching from transaction accounts to time deposits seeking higher interest rates. The average balance of transaction account deposits to total deposits in the first six months of fiscal 2008 was 34 percent, compared to 41 percent in the same period of fiscal 2007.

Interest expense on borrowings, which consisted primarily of FHLB - San Francisco advances, for the six months ended December 31, 2007 decreased $3.7 million, or 26 percent, to $10.4 million from $14.1 million for the same period of fiscal 2007. The decrease in interest expense on borrowings was primarily a result of a lower average cost and a lower average balance. The average cost of borrowings decreased to 4.52 percent for the six months ended December 31, 2007 from 4.66 percent in the same period ended December 31, 2006, a decrease of 14 basis points. The decrease in the average cost of borrowings was the result of lower short-term interest rates in the first six months of fiscal 2008 as compared to the same period of fiscal 2007. The average balance of borrowings decreased $146.1 million, or 24 percent, to $455.1 million during the six months ended December 31, 2007 from $601.2 million during the same period of fiscal 2007.


The following table depicts the average balance sheets for the quarters and six months ended December 31, 2007 and 2006, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	December 31, 2007			December 31, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,398,321	$ 21,700	6.21%	$ 1,449,531	$ 23,001	6.35%
Investment securities	153,816	1,902	4.95%	184,742	1,857	4.02%
FHLB - San Francisco stock	30,986	432	5.58%	41,294	593	5.74%
Interest-earning deposits	532	5	3.76%	1,377	18	5.23%

Total interest-earning assets	1,583,655	24,039	6.07%	1,676,944	25,469	6.08%

Non interest-earning assets	38,159			37,382

Total assets	$ 1,621,814			$ 1,714,326

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 195,760	499	1.01%	$ 205,100	379	0.73%
Savings accounts	147,225	804	2.17%	163,404	671	1.63%
Time deposits	665,333	7,888	4.70%	552,793	6,437	4.62%

Total deposits	1,008,318	9,191	3.62%	921,297	7,487	3.22%

Borrowings	465,452	5,280	4.50%	632,402	7,497	4.70%

Total interest-bearing liabilities	1,473,770	14,471	3.90%	1,553,699	14,984	3.83%

Non interest-bearing liabilities	21,458			24,723

Total liabilities	1,495,228			1,578,422

Stockholders' equity	126,586			135,904
Total liabilities and stockholders' equity
	$ 1,621,814			$ 1,714,326

Net interest income		$ 9,568			$ 10,485
Interest rate spread (3)			2.17%			2.25%
Net interest margin (4)			2.42%			2.50%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.46%			107.93%
Return on average assets			0.29%			0.35%
Return on average equity			3.72%			4.40%

(1)	Includes the receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan cost amortization of $210 and $161 for the quarters ended December 31, 2007 and 2006, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $42.9 million and $46.0 million during the quarters ended December 31, 2007 and 2006, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


	Six Months Ended			Six Months Ended
	December 31, 2007			December 31, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,386,524	$ 43,214	6.23%	$ 1,418,447	$ 44,959	6.34%
Investment securities	151,618	3,646	4.81%	183,916	3,553	3.86%
FHLB - San Francisco stock	32,951	901	5.47%	39,832	1,107	5.56%
Interest-earning deposits	639	14	4.38%	1,410	37	5.25%

Total interest-earning assets	1,571,732	47,775	6.08%	1,643,605	49,656	6.04%

Non interest-earning assets	37,441			38,602

Total assets	$ 1,609,173			$ 1,682,207

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 196,851	924	0.93%	$ 208,455	732	0.70%
Savings accounts	148,232	1,591	2.13%	169,691	1,315	1.54%
Time deposits	662,049	15,946	4.78%	540,806	12,264	4.50%

Total deposits	1,007,132	18,461	3.64%	918,952	14,311	3.09%

Borrowings	455,075	10,373	4.52%	601,213	14,121	4.66%

Total interest-bearing liabilities	1,462,207	28,834	3.91%	1,520,165	28,432	3.71%

Non interest-bearing liabilities	19,400			25,140

Total liabilities	1,481,607			1,545,305

Stockholders' equity	127,566			136,902
Total liabilities and stockholders' equity
	$ 1,609,173			$ 1,682,207

Net interest income		$ 18,941			$ 21,224

Interest rate spread (3)			2.17%			2.33%
Net interest margin (4)			2.41%			2.58%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.49%			108.12%
Return on average assets			0.24%			0.80%
Return on average equity			3.04%			9.87%

(1)	Includes the receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan cost amortization of $390 and $148 for the six months ended December 31, 2007 and 2006, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $42.7 million and $47.7 million during the six months ended December 31, 2007 and 2006, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.


The following table provides the rate/volume variances for the quarters and six months ended December 31, 2007 and 2006, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended December 31, 2007 Compared
	To Quarter Ended December 31, 2006
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (506)	$ (813)	$ 18	$ (1,301)
Investment securities	428	(311)	(72)	45
FHLB - San Francisco stock	(17)	(148)	4	(161)
Interest-bearing deposits	(5)	(11)	3	(13)
Total net change in income on interest-earning assets
	(100)	(1,283)	(47)	(1,430)

Interest-bearing liabilities:
Checking and money market accounts	144	(17)	(7)	120
Savings accounts	221	(66)	(22)	133
Time deposits	117	1,311	23	1,451
Borrowings	(323)	(1,978)	84	(2,217)
Total net change in expense on interest-bearing liabilities
	159	(750)	78	(513)
Net decrease in net interest income
	$ (259)	$ (533)	$ (125)	$ (917)

(1)	Includes the receivable from sale of loans, loans held for sale and non-accrual loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2007 Compared
	To Six Months Ended December 31, 2006
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (751)	$ (1,012)	$ 18	$ (1,745)
Investment securities	869	(623)	(153)	93
FHLB - San Francisco stock	(18)	(191)	3	(206)
Interest-bearing deposits	(6)	(20)	3	(23)
Total net change in income on interest-earning assets
	94	(1,846)	(129)	(1,881)

Interest-bearing liabilities:
Checking and money market accounts	246	(41)	(13)	192
Savings accounts	507	(167)	(64)	276
Time deposits	761	2,750	171	3,682
Borrowings	(418)	(3,433)	103	(3,748)
Total net change in expense on interest-bearing liabilities
	1,096	(891)	197	402
Net decrease in net interest income
	$ (1,002)	$ (955)	$ (326)	$ (2,283)

(1)	Includes the receivable from sale of loans, loans held for sale and non-accrual loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.


Provision for Loan Losses. During the second quarter of fiscal 2008, the Corporation recorded a provision for loan losses of $2.1 million, a decrease of $1.6 million from $3.7 million during the same period of fiscal 2007. The provision for loan losses in the second quarter of fiscal 2008 was primarily attributable to loan classification downgrades ($1.8 million) and a sequential quarter increase in loans held for investment ($302,000).

For the six months ended December 31, 2007, the Corporation recorded a loan loss provision of $3.7 million, compared to a loan loss provision of $4.4 million during the same period of fiscal 2007. The provision for loan losses in the first six months of fiscal 2007 includes the specific loan loss reserve of $2.5 million on the 23 individual construction loans located in Coachella, California.

At December 31, 2007, the allowance for loan losses was $17.2 million, comprised of $12.4 million of general loan loss reserves and $4.8 million of specific loan loss reserves, in comparison to the allowance for loan losses of $14.8 million at June 30, 2007, comprised of $11.5 million of general loan loss reserves and $3.3 million of specific loan loss reserves. The allowance for loan losses as a percentage of gross loans held for investment was 1.22 percent at December 31, 2007 as compared to 1.09 percent at June 30, 2007. Management considers the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

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


The following table is provided to disclose additional details on the Corporation's allowance for loan losses:
	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in Thousands)	2007	2006	2007	2006

Allowance at beginning of period	$ 15,599	$ 10,839	$ 14,845	$ 10,307

Provision for loan losses	2,140	3,746	3,659	4,383

Recoveries:
Consumer loans	1	-	1	-
Total recoveries	1	-	1	-

Charge-offs:
Mortgage loans:
Single-family	(568)	(28)	(1,332)	(133)
Consumer loans	(1)	(2)	(2)	(2)
Total charge-offs	(569)	(30)	(1,334)	(135)

Net charge-offs	(568)	(30)	(1,333)	(135)
Balance at end of period	$ 17,171	$ 14,555	$ 17,171	$ 14,555

Allowance for loan losses as a percentage of gross loans held for investment
	1.22%	1.04%	1.22%	1.04%

Net charge offs as a percentage of average loans outstanding during the period
	0.16%	0.01%	0.19%	0.02%

Allowance for loan losses as a percentage of non-performing loans at the end of the period
	97.44%	111.79%	97.44%	111.79%

Non-Interest Income. Total non-interest income decreased $2.4 million, or 56 percent, to $1.9 million during the quarter ended December 31, 2007 from $4.3 million during the same period of fiscal 2007. The decrease was primarily attributable to a decrease in the gain on sale of loans, a decrease in gain on sale of real estate and a decrease in other income.

The gain on sale of loans decreased $2.0 million, or 69 percent, to $934,000 for the quarter ended December 31, 2007 from $2.9 million in the same quarter of fiscal 2007. The decrease was the result of a lower volume of loans originated for sale, partly offset by a higher average loan sale margin. The volume of loans originated for sale decreased to $98.4 million in the second quarter of fiscal 2008 as compared to $312.4 million during the same period last year. The decline in loan originations was primarily attributable to lower loan demand resulting from a decline in real estate values, more stringent underwriting standards and a more competitive environment. The average loan sale margin for PBM during the second quarter of fiscal 2008 was 1.09 percent, up nine basis points from 1.00 percent in the same period of fiscal 2007. The increase in the average loan sale margin was primarily attributable to an increase in the fair-value adjustment on derivative financial instruments pursuant to the SFAS No. 133 (a gain of $30,000 versus a loss of $150,000) and an improvement to the reserve provision for loans sold that are subject to early payment default repurchase (a recovery of $46,000 versus a provision of $172,000). As of December 31, 2007, the fair value of derivative financial instruments was a loss of $29,000 as compared to a loss of $3,000 at June 30, 2007 and a loss of $12,000 at December 31, 2006. As of December 31, 2007, the total


reserve for loans sold that are subject to early payment default repurchase was $224,000, compared to $194,000 at June 30, 2007 and $172,000 at December 31, 2006.

Deposit account fees increased $275,000, or 54 percent, to $785,000 in the second quarter of fiscal 2008 from $510,000 in the same quarter of fiscal 2007. The increase was primarily attributable to an increase in returned check fees.

The net loss on sale of real estate was $229,000 in the quarter ended December 31, 2007 as compared to a net gain on sale of real estate of $27,000 in the quarter ended December 31, 2006. Six real estate owned properties were sold in the quarter ended December 31, 2007 as compared to one property in the quarter ended December 31, 2006.

Other non-interest income in the second quarter of fiscal 2008 was a loss of $56,000 as compared to income of $330,000 in the same quarter of fiscal 2007. The decrease was primarily attributable to a loss in real estate operations, which consist of expenses related to real estate owned (such as, property insurance, property taxes, utilities, repairs and maintenance costs) and provision for losses on the real estate owned. Real estate operations for the second quarter of fiscal 2008 was a loss of $474,000 as compared to a loss of $22,000 in the comparable period of fiscal 2007.

For the six months ended December 31, 2007, total non-interest income decreased $8.4 million, or 72 percent, to $3.3 million from $11.7 million during the same period of fiscal 2007. The decrease was primarily attributable to a decrease in the gain on sale of real estate, a decrease in the gain on sale of loans and a decrease in other fees, partly offset by an increase in deposit account fees.

The gain on sale of loans decreased $5.3 million, or 83 percent, to $1.1 million for the six months ended December 31, 2007 from $6.4 million in the same period of fiscal 2007. The decrease was a result of a lower average loan sale margin and a lower volume of loans originated for sale in the first six months of fiscal 2008. The average loan sale margin for PBM during the first six months of fiscal 2008 was 0.60 percent, down 46 basis points from 1.06 percent in the same period of fiscal 2007. The gain on sale of loans includes a loss of $42,000 on derivative financial instruments as a result of SFAS No. 133 in the six months ended December 31, 2007, compared to a gain of $169,000 in the same period of fiscal 2007. The volume of loans originated for sale decreased by $434.0 million, or 69 percent, to $197.9 million in the first six months of fiscal 2008 as compared to $631.9 million during the same period of fiscal 2007. Total loan originations (including loans originated for investment, loans purchased for investment and loans originated for sale) were $383.6 million in the first six months of fiscal 2008, down $528.7 million or 58 percent, from $912.3 million in the same period of fiscal 2007.

Deposit account fees increased $411,000, or 40 percent, to $1.4 million in the first six months of fiscal 2008 from $1.0 million in the same period of fiscal 2007. The increase was primarily attributable to an increase in returned check fees.

The net loss on sale of real estate was $168,000 for the six months ended December 31, 2007 as compared to a net gain on sale of real estate of $2.3 million in the same period ended December 31, 2006. The gain on sale of real estate in the six months ended December 31, 2006 includes the gain of $2.3 million resulting from the sale of approximately six acres of land in Riverside, California (not replicated in fiscal 2008). A total of 10 real estate owned properties were sold during the six months ended December 31, 2007 as compared to one real estate owned and one real estate held for investment property in the same period ended December 31, 2006.

Other non-interest income in the first six months of fiscal 2008 was a loss of $13,000 as compared to income of $921,000 in the same period of fiscal 2007. The decrease was primarily attributable to the loss in real estate operations. Real estate operations for the first six months of fiscal 2008 resulted in a loss of $839,000 as compared to a loss of $26,000 in the comparable period of fiscal 2007.

Non-Interest Expense. Total non-interest expense in the quarter ended December 31, 2007 was $7.2 million, a decrease of $1.0 million or 12 percent, as compared to $8.2 million in the same quarter of fiscal 2007. The decrease in non-interest expense was primarily the result of a decrease in compensation expense, marketing expense and other operating expenses, partly offset by higher premises and occupancy expense, equipment expense and professional expenses.


Total compensation expense in the second quarter of fiscal 2008 was $4.4 million, down 19 percent from $5.4 million in the same period of fiscal 2007. The decrease in compensation expense was primarily attributable to fewer mortgage banking personnel and lower incentive compensation given the decline in loan origination volume in the second quarter of fiscal 2008 compared to the same quarter of fiscal 2007.

The increase in premises and occupancy expense was primarily related to the closures of five Provident Bank Mortgage loan production offices in the quarter ended December 31, 2007, while the increase in professional expenses was primarily related to higher legal expenses corresponding to the increase in delinquent loans.

For the six months ended December 31, 2007, total non-interest expense was $14.8 million, a decrease of $1.6 million or 10 percent, as compared to $16.4 million in the same period of fiscal 2007. The decrease in non-interest expense was primarily the result of a decrease in compensation expense, marketing expense and other operating expenses, partly offset by higher premises and occupancy expenses and professional expenses.

Income taxes. Income tax expense was $1.0 million for the quarter ended December 31, 2007 as compared to $1.3 million during the same period of fiscal 2007. The effective income tax rate for the quarter ended December 31, 2007 decreased to 46.1 percent as compared to 46.4 percent for the same quarter last year. The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2008 reflects its current income tax obligations.

For the six months ended December 31, 2007, income tax expense was $1.9 million as compared to $5.3 million during the same period of fiscal 2007. The effective income tax rate for the six months ended December 31, 2007 increased to 48.9 percent as compared to 44.0 percent for the same period last year. The increase in the effective income tax rate was primarily the result of a higher percentage of permanent tax differences relative to income before taxes. The Corporation believes that the effective income tax rate applied in the first six months of fiscal 2008 reflects its current income tax obligations.

Asset Quality

Non-accrual loans increased to $17.6 million at December 31, 2007 from $15.9 million at June 30, 2007. The non-accrual loans at December 31, 2007 were comprised of 28 single-family loans ($9.4 million), 15 single-family loans repurchased from, or unable to sell to, investors ($4.6 million), 24 construction loans ($3.0 million) and two multi-family loans ($665,000). No interest accruals were made for loans that were past due 90 days or more.

The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment increased to 1.26 percent at December 31, 2007 from 1.18 percent at June 30, 2007. Real estate owned was $6.7 million (17 properties) at December 31, 2007, up 76 percent from $3.8 million (10 properties) at June 30, 2007. Non-performing assets as a percentage of total assets increased to 1.49 percent at December 31, 2007 from 1.20 percent at June 30, 2007.

In fiscal 2007, the Bank established a $2.6 million specific loan loss reserve on 23 individual construction loans in a single-family construction project located in Coachella, California. The Bank believes that significant misrepresentations were made to secure the Bank's involvement in the project and as a result the Bank is vigorously pursuing legal remedies to protect the Bank's interests. The Bank has delivered demands to the individual borrowers, mortgage loan broker and builder who knowingly misled the Bank on certain key aspects of the loans and the project, which were ignored by the respective parties. Therefore, the Bank has filed lawsuits alleging loan fraud by the 23 individual borrowers, misrepresentation fraud by the mortgage loan broker and misuse of funds fraud by the contractor. The establishment of the specific loan loss reserve is consistent with the improved land value based on an appraisal. Given the number of parties involved or soon to be involved, the complexity of the transaction and probable fraud, this matter may take an extended period of time to resolve.

During the quarter ended December 31, 2007, the Bank repurchased $2.1 million of loans from investors, resulting in a market value write down of $158,000 on these loans. The loan repurchases in the quarter


ended December 31, 2006 were $2.5 million and the unable to sell loans were $975,000 with a market value write down of $349,000. Many of the repurchases and unable to sell loans were the result of early payment default, which in many cases is the result of fraud. For the first six months of fiscal 2008, the Bank repurchased $3.8 million of loans from investors and was unable to sell $4.2 million of loans to investors, resulting in a market value write down of $601,000, compared to $3.9 million of repurchased loans and $975,000 of unable to sell loans with a market value write down of $396,000 in the same period of fiscal 2007. The Bank has made procedural changes to improve the underwriting process but it is too soon to determine if the tighter underwriting standards will curtail this problem.

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

The following table describes certain credit risk characteristics of the Corporation's single-family, first trust deed, mortgage loans held for investment as of December 31, 2007:
		Weighted-	Weighted-	Weighted-
	Outstanding	Average	Average	Average
(Dollars in Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 608,890	734	74%	2.06 years
Stated income (5)	$ 442,197	731	73%	2.16 years
FICO less than or equal to 660	$ 25,234	641	72%	2.76 years
Over 30-year amortization	$ 28,938	740	68%	2.38 years

(1)	The outstanding balance presented on this table may overlap more than one category.
(2)	The FICO score represents the creditworthiness of a borrower based on the borrower's credit history, as reported by an independent third party. A higher FICO score indicates a greater degree of creditworthiness.
(3)	LTV (loan-to-value) is the ratio calculated by dividing the original loan balance by the original appraised value of the real estate collateral.
(4)	Seasoning describes the number of years since the funding date of the loan.
(5)	Stated income is defined as borrower provided income which is not subject to verification during the loan origination process.


The following table is provided to disclose details on asset quality (dollars in thousands):

	At December 31,	At June 30,
	2007	2007
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 13,958	$ 13,271
Multi-family	665	-
Construction	3,000	2,357
Commercial business loans	-	171
Other loans	-	108

Total	17,623	15,907

Accruing loans which are contractually past due 90 days or more	-	-

Total of non-accrual and 90 days past due loans	17,623	15,907

Real estate owned, net	6,749	3,804

Total non-performing assets	$ 24,372	$ 19,711

Restructured loans	$ 2,757	$ -

Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net
	1.26%	1.18%

Non-accrual and 90 days or more past due loans as a percentage of total assets
	1.07%	0.96%

Non-performing assets as a percentage of total assets	1.49%	1.20%

Total classified loans (including loans designated as special mention) were $38.3 million at December 31, 2007, an increase of $6.0 million or 19 percent, from $32.3 million at June 30, 2007. The classified loans at December 31, 2007 consist of 19 loans in the special mention category (two construction loans of $5.8 million, 13 single-family loans of $4.5 million, two multi-family loans of $2.2 million, one commercial real estate loan of $960,000 and one commercial business loan of $13,000), 89 loans in the substandard category (58 single-family loans of $19.1 million, 24 construction loans of $2.5 million, four multi-family loans of $2.0 million and three commercial real estate loans of $734,000) and 23 construction loans in the doubtful category ($529,000). The increase in classified loans is the result of a combination of factors, including loan downgrades, foreclosures, loan upgrades and payoffs.

The classified loans at June 30, 2007 consisted of 24 loans in the special mention category (12 single-family loans of $5.6 million, three multi-family loans of $3.3 million, five construction loans of $2.6 million, two commercial real estate loans of $1.5 million and two commercial business loans of $263,000) and 85 loans in the substandard category (52 single-family loans of $15.0 million, 23 construction loans of $2.4 million, three commercial real estate loans of $745,000, one multi-family loan of $444,000, five commercial business loans of $296,000 and one other loan of $108,000).

As of December 31, 2007, real estate owned was comprised of 17 properties (12 from loan repurchases and five from loans held for investment), primarily located in Southern California, with a net fair value of $6.7 million. A new appraisal was obtained on each of the properties and fair value was calculated by using the lower of appraised value or the listing price of the property, net of disposition costs. As of June 30, 2007,


real estate owned was comprised of 10 properties (three from loan repurchases and seven from loans held for investment), primarily located in Southern California, with a net fair value of $3.8 million. For the quarter ended December 31, 2007, nine real estate owned properties were acquired in the settlement of loans, while six real estate owned properties were sold for a net loss of $229,000. For the six months ended December 31, 2007, 17 real estate owned properties were acquired in the settlement of loans, while 10 real estate owned properties were sold for a net loss of $168,000.

As of December 31, 2007, restructured loans were $2.8 million (consisting of seven loans); all are current, remain on accrual status and are classified as special mention. To qualify for restructuring, a borrower must provide evidence of their creditworthiness such as, current financial statements, most recent income tax returns, current paystubs, current W-2s, and most recent bank statements, among other documents, which are then verified by the Bank. The Bank re-underwrites the loan file with the borrower's updated financial information, new credit report, current loan balance, new interest rate (which is at or slightly higher than current market), remaining loan term, updated property value and modified payment schedule, among other considerations, to determine if the borrower qualifies.


Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold (in thousands):
	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Loans originated for sale:
Retail originations	$ 30,075	$ 80,350	$ 64,634	$ 159,433
Wholesale originations	68,324	232,040	133,278	472,498
Total loans originated for sale (1)	98,399	312,390	197,912	631,931

Loans sold:
Servicing released	(102,009)	(311,223)	(196,648)	(625,871)
Servicing retained	(395)	(776)	(2,534)	(2,183)
Total loans sold (2)	(102,404)	(311,999)	(199,182)	(628,054)

Loans originated for investment:
Mortgage loans:
Single-family	32,738	79,798	63,033	128,227
Multi-family	18,914	8,471	26,428	16,263
Commercial real estate	9,252	25,361	10,758	33,965
Construction	1,984	2,657	11,662	9,827
Commercial business loans	196	691	361	2,183
Consumer loans	212	-	212	-
Other loans	1,680	594	1,680	1,713
Total loans originated for investment (3)	64,976	117,572	114,134	192,178

Loans purchased for investment:
Mortgage loans:
Multi-family	25,921	52,710	68,130	88,224
Commercial real estate	1,996	-	1,996	-
Construction	400	-	400	-
Other loans	1,000	-	1,000	-
Total loans purchased for investment	29,317	52,710	71,526	88,224

Mortgage loan principal payments	(62,341)	(100,105)	(134,682)	(178,551)
Real estate acquired in settlement of loans	(4,711)	(811)	(8,393)	(1,225)
Increase in other items, net (4)	1,334	13,123	2,056	25,768
Net increase in loans held for investment
and loans held for sale	$ 24,570	$ 82,880	$ 43,371	$ 130,271

(1)	Primarily comprised of PBM loans originated for sale, totaling $98.4 million, $309.8 million, $195.5 million and $621.1 million for the quarters and six months ended December 31, 2007 and 2006, respectively.
(2)	Primarily comprised of PBM loans sold, totaling $101.6 million, $310.2 million, $196.7 million and $619.5 million for the quarters and six months ended December 31, 2007 and 2006, respectively.
(3)	Primarily comprised of PBM loans originated for investment, totaling $32.8 million, $79.3 million, $66.4 million and $127.5 million for the quarters and six months ended December 31, 2007 and 2006, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs and allowance for loan losses.

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

The primary investing activity of the Bank is the origination and purchase of loans held for investment. During the first six months of fiscal 2008 and 2007, the Bank originated loans in the amounts of $312.0 million and $824.1 million, respectively. In addition, the Bank purchased loans from other financial institutions in the first six months of fiscal 2008 and 2007 in the amounts of $71.5 million and $88.2 million, respectively. The Bank's mortgage banking activities resulted in total loans sold in the first six months of fiscal 2008 and 2007 of $199.2 million and $628.1 million, respectively. At December 31, 2007, the Bank had loan origination commitments totaling $29.7 million and undisbursed loans in process totaling $20.4 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank's primary financing activity is gathering deposits. During the first six months of fiscal 2008 and 2007, the net increase in deposits was $4.3 million and $8.8 million, respectively. On December 31, 2007, time deposits that are scheduled to mature in one year or less were $514.2 million. Historically, the Bank has been able to retain a significant amount of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs. At December 31, 2007, total cash and cash equivalents were $12.5 million, or 0.76 percent of total assets. Depending on market conditions and the pricing of deposit products and FHLB - San Francisco advances, the Bank may continue to rely on FHLB - San Francisco advances for part of its liquidity needs. As of December 31, 2007, the remaining financing availability at FHLB - San Francisco was $296.5 million, and the available borrowing capacity at the Bank's correspondent bank was $25.0 million.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2002, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank's average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2007 decreased to 4.0 percent from 7.2 percent during the quarter ended June 30, 2007.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. Under the OTS prompt corrective action provisions, a minimum ratio of 1.5 percent for Tangible Capital is required to be deemed other than "critically undercapitalized," while a minimum of 5.0 percent for Core Capital, 10.0 percent for Total Risk-Based Capital and 6.0 percent for Tier 1 Risk-Based Capital is required to be deemed "well capitalized." As of December 31, 2007, the Bank exceeded all regulatory capital requirements with Tangible Capital, Core Capital, Total Risk-Based Capital and Tier 1 Risk-Based Capital ratios of 7.1 percent, 7.1 percent, 11.9 percent and 10.8 percent, respectively.


The Bank's actual and required capital amounts and ratios as of December 31, 2007 are as follows (dollars in thousands):
	Amount	Percent

Tangible capital	$ 116,987	7.14%
Requirement	32,758	2.00

Excess over requirement	$ 84,229	5.14%

Core capital	$ 116,987	7.14%
Requirement to be "Well Capitalized"	81,896	5.00

Excess over requirement	$ 35,091	2.14%

Total risk-based capital	$ 126,692	11.94%
Requirement to be "Well Capitalized"	106,077	10.00

Excess over requirement	$ 20,615	1.94%

Tier 1 risk-based capital.	$ 114,020	10.75%
Requirement to be "Well Capitalized"	63,646	6.00

Excess over requirement	$ 50,374	4.75%

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition. The Corporation's exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments. For a discussion on commitments and derivative financial instruments, see Note 5 of the Notes to Unaudited Interim Consolidated Financial Statements on page 9.

Stockholders' Equity

The ability of the Corporation to pay dividends depends primarily on the ability of the Bank to pay dividends to the Corporation. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the amount required for the liquidation account established by the Bank in connection with its Conversion or the regulatory capital requirements imposed by federal and state regulation. The Corporation paid $2.3 million of cash dividends to its shareholders in the first six months of fiscal 2008.

The Corporation repurchased 187,081 shares under the existing stock repurchase programs during the first six months of fiscal 2008 at an average price of $21.78 per share. As of December 31, 2007, 59 percent of the authorized shares from the June 2007 stock repurchase program were purchased, leaving 131,766 shares available for future repurchase. During the first six months of fiscal 2008, the Corporation also repurchased 930 shares of restricted stock from employees in lieu of distribution to employees (to satisfy the minimum income tax required to be withheld from employees) at an average price of $22.66 per share. During the first six months of fiscal 2008, a total of 7,500 stock options with an average strike price of $9.15 per share were exercised.


Incentive Plans

As of December 31, 2007, the Corporation had three share-based compensation plans, which are described below. These plans include the 2006 Equity Incentive Plan, 2003 Stock Option Plan and 1996 Stock Option Plan. The 1997 Management Recognition Plan incurred its final share distribution in July 2007. The compensation cost that has been charged against income for these plans was $199,000 and $27,000 for the quarters ended December 31, 2007 and 2006, respectively. For the six months ended December 31, 2007 and 2006, the compensation cost for these plans was $385,000 and $55,000, respectively, and the tax benefit from these plans was $6,000 and $32,000, respectively.

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

No options were granted, exercised or forfeited in the second quarter of fiscal 2008. For the first six months of fiscal 2008, a total of 12,000 options were forfeited. There was no other activity. As of December 31, 2007, there were 189,700 options available for future grants under the 2006 Plan.

The following is a summary of the stock option activity in the 2006 Plan for the quarter and six months ended December 31, 2007:
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2007	175,300	$ 28.31
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2007	175,300	$ 28.31	9.11	-
Vested and expected to vest at December 31, 2007	140,240	$ 28.31	9.11	-
Exercisable at December 31, 2007	-	-	-	-


Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	187,300	$ 28.31
Granted	-	-
Exercised	-	-
Forfeited	(12,000)	$ 28.31
Outstanding at December 31, 2007	175,300	$ 28.31	9.11	-
Vested and expected to vest at December 31, 2007	140,240	$ 28.31	9.11	-
Exercisable at December 31, 2007	-	-	-	-

As of December 31, 2007, there was $747,000 of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the stock options in the 2006 Plan. This expense is expected to be recognized over a weighted-average period of 4.1 years. The forfeiture rate during the first six months of fiscal 2008 was 20 percent and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

No restricted stock was awarded, vested or forfeited in the second quarter of fiscal 2008. At December 31, 2007, the value of the unearned restricted stock was $1.4 million. For the six months ended December 31, 2007, a total of 4,000 shares of restricted stock were awarded while 6,000 shares were forfeited. There was no other activity. As of December 31, 2007, there were 124,250 shares of restricted stock available for future awards.

A summary of the status of the Corporation's unvested restricted stock as of December 31, 2007 and changes during the quarter and six months ended December 31, 2007 is presented below:

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at October 1, 2007	60,750	$ 25.94
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2007	60,750	$ 25.94
Expected to vest at December 31, 2007	48,600	$ 25.94

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2007	62,750	$ 26.49
Granted	4,000	$ 18.09
Vested	-	-
Forfeited	(6,000)	$ 26.49
Unvested at December 31, 2007	60,750	$ 25.94
Expected to vest at December 31, 2007	48,600	$ 25.94


As of December 31, 2007, there was $1.4 million of unrecognized compensation expense related to unvested share-based compensation arrangements awarded under the restricted stock in the 2006 Plan, and reported as a reduction to stockholders' equity (included in the Condensed Consolidated Statements of Financial Condition under additional paid-in capital, as per SFAS No. 123R). This expense is expected to be recognized over a weighted-average period of 4.1 years. Similar to options, a forfeiture rate of 20 percent is used for the restricted stock compensation expense calculations.

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

As a result of accelerating the vesting of these options, the Corporation recorded a $320,000 charge to compensation expense during the quarter ended June 30, 2005. This charge represents a new measurement of compensation cost for these options as of the modification date. The modification introduced the potential for an effective renewal of the awards as some of these options may have been forfeited by the holders. This charge will require quarterly adjustment in future periods for actual forfeiture experience. No recovery of the accelerated charge occurred in the quarter ended December 31, 2007. For the six months ended December 31, 2007, a recovery of $23,000 was realized; and since inception, a $301,000 recovery has been realized. The Corporation estimates that the compensation expense related to these options that would have been recognized over their remaining vesting period pursuant to the transition provisions of SFAS No. 123R is $1.7 million.

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
	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Expected volatility	-	-	22%	23%
Weighted-average volatility	-	-	22%	23%
Expected dividend yield	-	-	3.6%	2.0%
Expected term (in years)	-	-	7.4	7.4
Risk-free interest rate	-	-	4.8%	4.5% - 5.0%

A total of 13,500 options were forfeited in the second quarter of fiscal 2008. There was no other activity. This compares to a total of 1,900 options exercised in the second quarter of fiscal 2007 and the total intrinsic value of options exercised was $10,000. There was no other activity in the second quarter of fiscal 2007. For the first six months of fiscal 2008, a total of 50,000 options were granted and 7,500 options were exercised, while 48,700 options were forfeited. This compares to a total of 64,000 options granted and 8,400 options exercised in the first six months of fiscal 2007. There was no other activity. As of


December 31, 2007 and 2006, the number of options available for future grants under the Stock Option Plans were 14,900 and 43,200 options, respectively.

The following is a summary of the activity in the Stock Option Plans for the quarter and six months ended December 31, 2007:
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2007	572,900	$ 20.84
Granted	-	-
Exercised	-	-
Forfeited	(13,500)	27.78
Outstanding at December 31, 2007	559,400	$ 20.67	6.12	$ 999
Vested and expected to vest at December 31, 2007	519,700	$ 20.32	6.00	$ 999
Exercisable at December 31, 2007	360,900	$ 18.20	5.20	$ 999

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	565,600	$ 20.93
Granted	50,000	$ 19.92
Exercised	(7,500)	$ 9.15
Forfeited	(48,700)	$ 24.68
Outstanding at December 31, 2007	559,400	$ 20.67	6.12	$ 999
Vested and expected to vest at December 31, 2007	519,700	$ 20.32	6.00	$ 999
Exercisable at December 31, 2007	360,900	$ 18.20	5.20	$ 999

The weighted-average grant-date fair value of options granted during the six months ended December 31, 2007 and 2006 was $3.94 and $8.43 per share, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2007 and 2006 was $104,000 and $53,000, respectively.

As of December 31, 2007, there was $1.3 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Stock Option Plans. This expense is expected to be recognized over a weighted-average period of 2.8 years. The forfeiture rate during the first six months of fiscal 2008 was 20% and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

All of the MRP shares were fully vested and distributed in July 2007 and no MRP compensation expense was recognized for the quarter ended December 31, 2007. The MRP compensation expense for the quarter ended December 31, 2006 was $14,000. For the six months ended December 31, 2007 and 2006, the MRP compensation expense was $4,000 and $32,000, respectively. The value of the unearned MRP at December 31, 2006 was $30,000, and reported as a reduction to stockholders' equity (included in the Condensed Consolidated Statements of Financial Condition under additional paid-in capital, as per SFAS No. 123R).


A summary of the status of the Corporation's unvested MRP shares as of December 31, 2007 and changes during the six months ended December 31, 2007 is presented below:

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2007	3,768	$ 13.67
Granted	-	-
Vested	(3,768)	$ 13.67
Forfeited	-	-
Unvested at December 31, 2007	-	-

Supplemental Information

	At	At	At
	December 31,	June 30,	December 31,
	2007	2007	2006

Loans serviced for others (in thousands)	$ 195,645	$ 205,788	$ 221,269

Book value per share	$ 20.38	$ 20.22	$ 19.99

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

Through the use of an internal interest rate risk model and the OTS interest rate risk model, the Bank is able to analyze its interest rate risk exposure by measuring the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of at least 100 basis points with no effect given to steps that management might take to counter the effect of the interest rate movement. The results of the internal interest rate risk model are reconciled with the results provided by the OTS on a quarterly basis. Significant deviations are researched and adjusted where applicable.


The following table is derived from the OTS interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2007 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 96,665	$ (44,096)	$ 1,601,057	6.04%	-238 bp
+200 bp	$119,681	$ (21,080)	$ 1,632,038	7.33%	-109 bp
+100 bp	$136,993	$ (3,768)	$ 1,657,947	8.26%	-16 bp
0 bp	$140,761	$ -	$ 1,671,387	8.42%
-100 bp	$138,047	$ (2,714)	$ 1,679,564	8.22%	-20 bp
-200 bp	$133,679	$ (7,082)	$ 1,686,437	7.93%	-50 bp

(1)	Represents the decrease of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2007 ("base case").
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the OTS interest rate risk model and represents the change in the NPV at a +200 basis point rate shock at December 31, 2007 and a +200 basis point rate shock at June 30, 2007.
	At December 31, 2007		At June 30, 2007
	(+200 bp rate shock)		(+200 bp rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	8.42%		9.84%
Post-shock NPV ratio: NPV as a % of PV Assets	7.33%		8.31%
Sensitivity measure: Change in NPV Ratio ..	109	bp	153	bp
TB 13a Level of Risk	Minimal		Minimal

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank's current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 100, plus 200, minus 100 and minus 200 basis points. The following table describes the results of the analysis at December 31, 2007 and June 30, 2007.

At December 31, 2007		At June 30, 2007
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	+2.78%	+200 bp	-0.97%
+100 bp	+6.51%	+100 bp	+3.76%
-100 bp	+5.37%	-100 bp	+11.52%
-200 bp	-1.94%	-200 bp	+11.18%

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

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the six months ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation's purchases of equity securities for the second quarter of fiscal 2008.
Period	(a) Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
October 1 - 31, 2007	4,578	$ 19.86	4,578	163,557
November 1 - 30, 2007	26,991	$ 19.54	26,991	136,566
December 1 - 31, 2007	4,800	$ 17.00	4,800	131,766
Total	36,369	$ 19.24	36,369	131,766

(1)	On June 25, 2007, the Corporation announced a new repurchase plan of 318,847 shares, which expires on June 25, 2008.

During the quarter ended December 31, 2007, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Corporation's 2007 Annual Meeting of Shareholders was held on November 27, 2007 at the Riverside Art Museum, 3425 Mission Inn Avenue, Riverside, California. The results of the two items presented at the meeting were as follows:

1.	Election of Directors:
Shareholders elected the following nominees to the Board of Directors for a three-year term ending 2010 by the following vote:

	FOR		AGAINST
	Number of Votes	Percentage	Number of Votes	Percentage
Joseph P. Barr	5,143,181	87.3%	745,954	12.7%
Bruce W. Bennett	5,165,349	87.7%	723,786	12.3%
Debbi H. Guthrie	5,141,704	87.3%	747,431	12.7%

The following directors, who were not up for election at the Annual Meeting of Shareholders, will continue to serve as directors: Craig G. Blunden, Robert G. Schrader, Roy H. Taylor and William E. Thomas.

2.	Ratification of Appointment of Independent Auditor:
Shareholders ratified the appointment of Deloitte & Touche LLP as the Corporation's independent auditor for the fiscal year ending June 30, 2008 by the following vote:

	Number of Votes	Percentage
FOR	5,882,770	99.9%
AGAINST	4,182	0.1%
ABSTAIN	2,183	-
BROKER NON-VOTES	-	-


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

Provident Financial Holdings, Inc.

February 7, 2008	/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

February 7, 2008	/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and Chief Financial Officer
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 7, 2008	/s/ Craig G. Blunden
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 7, 2008	/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and
Chief Financial Officer


Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended December 31, 2007 (the "Report"), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: February 7, 2008	/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer


Exhibit 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc. (the "Corporation") for the period ended December 31, 2007 (the "Report"), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: February 7, 2008	/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and
Chief Financial Officer
