Form 10-K/A
period 2007-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2008-05-15
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Mark one)	(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007                                                                                     OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28304

PROVIDENT FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0704889
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

3756 Central Avenue, Riverside, California	92506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (951) 686-6060

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES           NO   X  .

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES           NO   X  .

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X        NO      .

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer  _____                                                                   Accelerated filer     X                                                                Non-accelerated filer _____

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES             NO   X  .

As of September 5, 2007, there were 6,297,318 shares of the Registrant’s common stock issued and outstanding.  The Registrant’s common stock is listed on the Nasdaq Global Market of The Nasdaq Stock Market LLC under the symbol “PROV.”  The aggregate market value of the common stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant’s common stock as quoted on The Nasdaq Stock Market LLC on December 29, 2006, was $203.7 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

2. Portions of the definitive Proxy Statement for the fiscal 2007 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, initially filed with the Securities and Exchange Commission (“SEC”) on September 12, 2007 (“Original Form 10-K”) is being filed to reflect the restatement of our Consolidated Statements of Financial Condition as of June 30, 2007 and 2006, the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2007, 2006 and 2005, and the notes related thereto.  For a more detailed description of the restatement, see Note 21, “Restatement of Consolidated Financial Statements” to the accompanying consolidated financial statements, and the section entitled “Restatement of Consolidated Financial Statements” under Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in this Form 10-K/A.

On April 22, 2008, the Corporation’s Audit Committee determined that the financial statements should be restated after concluding that an error occurred in the accounting for the Corporation sponsored Employee Stock Ownership Plan (“ESOP”).  The error consisted of releasing fewer shares of common stock than was required to be released commensurate with the repayment of the ESOP loan.  The restated financial statements reflect the additional compensation expense required as a result of releasing more shares.  For a description of the changes made in connection with the restatement (“Restatement”) see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Consolidated Financial Statements” and Note 21, “Restatement of Consolidated Financial Statements” to the accompanying consolidated financial statements contained in this report.

This Form 10-K/A only amends and restates Item 1 of Part I and Items 6, 7, 8, and 9A of Part II, in each case as a result of, and to reflect, the restatement of the Original Form 10-K.  In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Form 10-K has been amended to contain the consent of our independent registered public accounting firm and currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Except for the forgoing amended information, this Form 10-K/A continues to speak as of the date of the Original Form 10-K and we have not updated the disclosure contained herein to reflect events that have been or will be addressed in our quarterly reports on Form 10-Q for the quarters ended September 30, 2007 and December 31, 2007, as amended, and our current reports on Form 8-K filed subsequent to the Original Form 10-K and any reports filed with the SEC subsequent to the date of this filing.

PROVIDENT FINANCIAL HOLDINGS, INC.
Table of Contents

                                               Page
PART I
Item  1.   Business:
General	1
Subsequent Events	1
Market Area	2
Competition	2
Personnel	2
Segment Reporting	2
Internet Website	2
Lending Activities	3
Mortgage Banking Activities	11
Loan Servicing	15
Delinquencies and Classified Assets	15
Investment Securities Activities	24
Deposit Activities and Other Sources of Funds	28
Subsidiary Activities	31
Regulation	31
Taxation	38
Executive Officers	40

PART II

Item 6.	Selected Financial Data	41
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Restatement of Consolidated Financial Statements	42
General	43
Critical Accounting Policies	43
Executive Summary and Operating Strategy	44
Commitments and Derivative Financial Instruments	45
Off-Balance Sheet Financing Arrangements and Contractual Obligations	45
Comparison of Financial Condition at June 30, 2007 and June 30, 2006	45
Comparison of Operating Results for the Years Ended June 30, 2007 and 2006	47
Comparison of Operating Results for the Years Ended June 30, 2006 and 2005	50
Average Balances, Interest and Average Yields/Costs	52
Yields Earned and Rates Paid	54
Rate/Volume Analysis	55
Liquidity and Capital Resources	55
Impact of Inflation and Changing Prices	56
Impact of New Accounting Pronouncements	56

Item 8.	Financial Statements and Supplementary Data	56
Item 9A.	Controls and Procedures	57

PART IV
Item 15.	Exhibits and Financial Statement Schedules	60

Signatures	62

PART I

Item 1.  Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At June 30, 2007, the Corporation had total assets of $1.6 billion, total deposits of $998.6 million and stockholders’ equity of $128.8 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this Annual Report on Form 10-K/A (“Form 10-K/A”), including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank, founded in 1956, is a federally chartered stock savings bank headquartered in Riverside, California.  The Bank is regulated by the Office of Thrift Supervision (“OTS”), its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), the insurer of its deposits.  The Bank’s deposits are federally insured up to applicable limits by the FDIC.  The Bank has been a member of the Federal Home Loan Bank (“FHLB”) – San Francisco since 1956.

The Bank is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California.  The Bank conducts its business operations as Provident Bank, Provident Bank Mortgage (“PBM”), a division of the Bank, and through its subsidiary, Provident Financial Corp.  The business activities of the Bank consist of community banking, mortgage banking, investment services and trustee services.  Financial information regarding the Corporation’s two operating segments, Provident Bank and PBM, is contained in Note 17 to the Corporation’s audited consolidated financial statements included in Item 8 of this Form 10-K/A.

The Bank’s community banking operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans.  Mortgage banking activities consist of the origination of single-family mortgage loans (including second mortgages and equity lines of credit) for sale and for investment.  Through its subsidiary, Provident Financial Corp, the Bank conducts trustee services for the Bank’s real estate transactions and has in the past held, and may in the future hold, real estate for investment.  The Bank now offers investment and insurance services directly, rather than through its subsidiary.  See “Subsidiary Activities” on page 31 of this Form 10-K/A.  The Bank’s revenues are derived principally from interest earned on its loan and investment portfolios, and fees generated through its community banking and mortgage banking activities.

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community.  The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino Counties.   The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006.  No additional funds were contributed by the Bank to the Foundation during fiscal 2007.

Subsequent Events:

Cash dividend

On July 26, 2007, the Corporation announced a cash dividend of $0.18 per share on the Corporation’s outstanding shares of common stock for shareholders of record at the close of business on August 20, 2007, which was paid on September 10, 2007.

Market Area

The Bank is headquartered in Riverside, California and operates 12 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County.  Management considers Riverside and Western San Bernardino Counties to be the Bank’s primary market for deposits.  Through the operations of PBM, the Bank has expanded its retail lending market to include a large portion of Southern California and a small portion of Northern California.  As of June 30, 2007, there were nine PBM loan production offices located in southern California (primarily in Los Angeles, Riverside, San Bernardino and San Diego Counties) and one PBM loan production office in northern California.  PBM’s loan production offices include three wholesale loan offices through which the Bank maintains a network of loan correspondents.  Most of the Bank’s business is conducted in the communities surrounding its full-service branches and loan production offices.

The large geographic area encompassing Riverside and San Bernardino Counties is referred to as the “Inland Empire.”  According to 2000 Census Bureau population statistics, Riverside and San Bernardino Counties have the sixth and fifth largest county populations in California, respectively.  The Bank’s market area consists primarily of suburban and urban communities.  Western Riverside and San Bernardino Counties are relatively densely populated and are within the greater Los Angeles metropolitan area.  The Inland Empire has enjoyed economic strength over the past several years.  Many corporations are moving their offices and warehouses to the Inland Empire, which offers more affordable sites and more affordable housing for their employees.  This trend has resulted in a significant improvement in real estate property values over the past several years.  However, recent slowdowns in the real estate market have affected property values nationwide, including the Inland Empire.  The unemployment rate in the Inland Empire in June 2007 was 5.6%, compared to 5.2% in California and 4.5% nationwide, according to U.S. Department of Labor, Bureau of Labor Statistics.

Competition

The Bank faces significant competition in its market area in originating real estate loans and attracting deposits.  The rapid population growth in the Inland Empire has attracted numerous financial institutions to the Bank’s market area.  The Bank’s primary competitors are large regional and super-regional commercial banks as well as other community-oriented banks and savings institutions.  The Bank also faces competition from credit unions and a large number of mortgage companies that operate within its market area.  Many of these institutions are significantly larger than the Bank and therefore have greater financial and marketing resources than the Bank.  The Bank’s mortgage banking operations also face strong competition from mortgage bankers, brokers and other financial institutions.  This competition may limit the Bank’s growth and profitability in the future.

Personnel

As of June 30, 2007, the Bank had 315 full-time equivalent employees, which consisted of 256 full-time, 59 prime-time and 31 part-time employees.  The employees are not represented by a collective bargaining unit and the Bank believes that its relationship with employees is good.

Segment Reporting

Financial information regarding the Corporation’s operating segments is contained in Note 17 to the audited consolidated financial statements included in Item 8 of this report.

Internet Website

The Corporation maintains a website at www.myprovident.com. The information contained on that website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K/A. Other than an investor’s own internet access charges, the Corporation makes available free of charge through that website the Corporation’s Annual Report on Form 10-K, Form 10-K/A (if any), quarterly reports on Form 10-Q, Form 10-Q/A (if any) and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after these materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

Lending Activities

General.  The lending activity of the Bank is predominately comprised of the origination of conventional mortgage loans secured by single-family residential properties for investment (predominantly adjustable rate) and sale (predominantly fixed rate).  The Bank also originates multi-family, commercial real estate, construction, commercial business, consumer and other loans to be held for investment.  The Bank’s net loans held for investment were $1.35 billion at June 30, 2007, representing approximately 81.9% of consolidated total assets.  This compares to $1.26 billion, or 77.8% of consolidated total assets, at June 30, 2006.

Loans Held For Investment Analysis.  The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated.

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

Maturity of Loans Held for Investment.  The following table sets forth information at June 30, 2007 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment.  Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year.  The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below.

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

		Floating or
		Adjustable
	Fixed-Rate	Rate
(In Thousands)

Mortgage loans:
Single-family	$11,714	$812,815
Multi-family	15,546	313,239
Commercial real estate	17,529	125,298
Construction	-	5,981
Commercial business loans	2,932	3,702
Consumer loans	6	-
Other loans	552	-
Total loans held for investment	$48,279	$1,261,035

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

Single-Family Mortgage Loans.  The Bank’s predominant lending activity is the origination by PBM of loans secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank has established full service branches and loan production offices.  At June 30, 2007, total single-family loans held for investment decreased to $826.2 million, or 59.7% of the total loans held for investment from

$828.1 million, or 61.2% of the total loans held for investment at June 30, 2006.  The decrease in the single-family loans in fiscal 2007 was primarily attributable to loan prepayments, partly offset by $204.4 million of new loan originations.

The Bank’s residential mortgage loans are generally underwritten and documented in accordance with guidelines established by major Wall Street firms, institutional loan buyers, Freddie Mac and Fannie Mae (collectively, “the secondary market”).  All government insured loans are generally underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development (“HUD”) and the Veterans’ Administration (“VA”). Loans are normally classified as either conforming (meeting agency criteria) or non-conforming (meeting an investor’s criteria).  These non-conforming loans are additionally classified as “A” or “Alt-A“.  The “A” loans are typically those that exceed agency loan limits but closely mirror agency underwriting criteria. The “Alt-A” loans are underwritten to expanded guidelines allowing a borrower with good credit a broader range of product choices.  The “Alt-A” criteria includes interest-only loans, stated-income loans and greater than 30-year amortization loans.  Given the current market environment, the production of these non-conforming loans is expected to decrease.

The Bank offers closed-end, fixed-rate home equity loans that are secured by the borrower’s primary residence.  These loans do not exceed 100% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest.  At June 30, 2007, home equity loans amounted to $6.6 million, or 0.8% of single-family loans as compared to $2.0 million, or 0.2% of single-family loans at June 30, 2006.  The Bank also offers secured lines of credit, which are generally secured by a second mortgage on the borrower’s primary residence.  Secured lines of credit have an interest rate that is typically one to two percentage points above the prime lending rate.  As of June 30, 2007 and 2006, the outstanding secured lines of credit were $886,000 and $1.3 million, respectively.

The Bank offers adjustable rate mortgage (“ARM”) loans at rates and terms competitive with market conditions.  Substantially all of the ARM loans originated by the Bank meet the underwriting standards of the secondary market.  The Bank offers several ARM products, which adjust monthly, semi-annually, or annually after an initial fixed period ranging from one month to five years subject to a limitation on the annual increase of one to two percentage points and an overall limitation of three to six percentage points.  The ARM loans in the Bank’s loans held for investment utilize the London Interbank Offered Rate index (“LIBOR”), the FHLB Eleventh District cost of funds index (“COFI”), the 12-month average Treasury index (“12 MAT”) or the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year index (“CMT”), plus a margin of 2.00% to 3.25%.  Loans based on the LIBOR index constitute a majority of the Bank’s loans held for investment.  The majority of the ARM loans held for investment have three- or five-year fixed periods prior to the first adjustment (“3/1 or 5/1 hybrids”), and do not require principal amortization for up to 120 months.  Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period.  To coincide with the Bank’s 50th Anniversary, the Bank began offering 50-year single-family mortgage loans in fiscal 2006.  The Bank had a total of 51 loans for $20.7 million with a 50-year term at June 30, 2007, compared to a total of 27 loans for $11.0 million at June 30, 2006.

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

The retention of ARM loans, rather than fixed-rate loans, helps to reduce exposure to changes in interest rates.  There are, however, unquantifiable credit risks resulting from the potential of increased interest charges to be paid by the borrower as a result of increases in interest rates or the expiration of interest-only periods.  It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of the increase in the required payment from the borrower.  Furthermore, the risk of default may increase because ARM loans originated by the Bank occasionally provide, as a marketing incentive, for initial rates of interest below those rates that would apply if the adjustment index plus the applicable margin were initially used for pricing.  Such loans are subject to increased risks of default or delinquency.  Additionally, while ARM loans allow the Bank to decrease the sensitivity of its assets as a result of changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits.  In addition to fully amortizing ARM loans, the Bank has interest-only ARM loans, which typically have a fixed interest rate for the first three to five years, followed by a periodic adjustable interest rate, coupled with an interest only payment of three to ten years, followed by a fully amortizing loan payment for the remaining term.  As of June 30, 2007 and 2006, interest-only, first trust deed, ARM loans were $616.5 million and $638.5 million, or 45.2% and 50.1%, respectively, of the loans held for investment.  Furthermore, because loan indexes may not respond perfectly to market interest rates, upward adjustments on loans may occur more slowly than increases in the Bank’s cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates.  Because of these characteristics, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank’s cost of funds.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of June 30, 2007:

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

The Bank’s lending policy generally limits loan amounts for conventional first trust deed loans to 97% of the appraised value or purchase price of a property, whichever is lower.  Higher loan-to-value ratios are available on certain government-insured or investor programs.  The Bank generally requires private mortgage insurance on first trust deed residential loans with loan-to-value ratios exceeding 80% at the time of origination.

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

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 3/1, 5/1 and 10/1 hybrids, with a term to maturity of 10 to 30 years based on a 25- to 30-year amortization schedule.  Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including 3/1 and 5/1 hybrids, with a term to maturity of 10 years and a 25-year amortization schedule.  Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to annual payment caps and life-of-loan interest rate caps.  At June 30, 2007, $208.9 million, or 63.3%, of the Bank’s multi-family loans were secured by five to 36 unit projects and were primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego Counties.  The Bank’s commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, mini warehouses and small retail centers, primarily located in Southern California.  The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $4.0 million.  At June 30, 2007, the Bank had 69 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $176.4 million, all of which were performing in accordance with their terms as of June 30, 2007.  Independent appraisers, engaged by the Bank, perform appraisals on properties that secure multi-family and commercial real estate loans.  Underwriting of multi-family and commercial real estate loans includes, among other considerations, a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and income level of the borrowers.

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

Construction Mortgage Loans.  The Bank originates two types of residential construction loans: short-term construction loans and construction/permanent loans.  At June 30, 2007, the Bank’s construction loans (gross of undisbursed loan funds) were $60.6 million, or 4.4% of loans held for investment, a decrease of $88.9 million, or 59.5%, during fiscal 2007.  Undisbursed loan funds at June 30, 2007 and 2006 were $23.1 million and $75.3 million, respectively.  The decrease in construction loans was primarily attributable to the management decision to reduce tract construction loan originations (given recent unfavorable real estate market conditions).  Also, the decrease was attributable to loan payoff, construction completion and lower demand.  Total loan payoff during fiscal 2007 was $76.8 million, gross of undisbursed loan funds and total construction completion (converted to permanent loans) during fiscal 2007 were $24.5 million.  Total loan originations declined $105.6 million (gross, including undisbursed loan funds), or 88%, to $14.3 million in fiscal 2007 from $119.9 million in fiscal 2006.

The composition of the Bank’s construction loan portfolio is as follows:

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

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home.  The home buyer may be identified during or after the construction period.  The builder may be required to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified.  At June 30, 2007, speculative construction loans were $14.8 million, with undisbursed loan funds of $5.0 million.

Construction/permanent loans automatically roll from the construction to the permanent phase.  The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally floating at prime or above and with a loan-to-value ratio of up to 80% of the appraised value of the completed property.

Construction loans under $1.0 million are approved by Bank personnel specifically designated to approve construction loans.  The Bank’s Loan Committee, comprised of the Chief Executive Officer, Chief Lending Officer, Chief Financial Officer, Senior Vice President – PBM, and Vice President – Loan Administration, approves all construction loans over $1.0 million.  Prior to approval of any construction loan, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, and analyzes the pro forma data and assumptions on the project.  In the case of a tract or speculative construction loan, the Bank reviews the experience and expertise of the builder.  After the Bank expresses an interest in the project, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert report necessary to evaluate the proposed project.  In the event of cost overruns, the Bank requires the borrower to deposit their own funds into a loan-in-process account, which the Bank disburses consistent with the completion of the subject property pursuant to a revised disbursement schedule.

The construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses.  Disbursements are based on periodic on-site inspections by independent fee inspectors and Bank personnel.  At inception, the Bank also requires borrowers to deposit funds into the loan-in-process account covering the difference between the actual cost of construction and the loan amount.  The Bank regularly monitors the construction loan portfolio, economic conditions and housing inventory.  The Bank’s property inspectors perform periodic property inspections.  The Bank believes that the internal monitoring system helps reduce many of the risks inherent in its construction loans.

Construction loans afford the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than its single-family mortgage loans.  Construction loans, however, are generally considered to involve a higher degree of risk than single-family mortgage loans because of the inherent difficulty in estimating both a property’s value at completion of the project and the cost of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment.  Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors.  Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan matures.  The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices.  In addition, because the Bank’s construction lending is in its primary market area, changes in the local or regional economy and real estate market could adversely affect the Bank’s construction loans held for investment.

Participation Loan Purchases and Sales.  In an effort to expand production and diversify risk, the Bank purchases loan participations, which allows for greater geographic distribution of the Bank’s loans and increases loan production volume.  The Bank is aggressively networking with other lenders to purchase participating interests in multi-family and commercial real estate loans.  The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield.  This servicing fee is primarily offset by a reduction in operating expenses to the Bank.  As of June 30, 2007, total loans serviced by other financial institutions were $159.8 million, of which $111.0 million was serviced by a single financial institution.  All properties serving as collateral for loan participations are inspected by a representative of the Bank or a third party inspection service prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk.  Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy.  Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained.

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

Commercial business loans are generally made to customers who are well known to the Bank and are generally secured by accounts receivable, inventory, business equipment and/or other assets.  The Bank’s commercial business loans may be structured as term loans or as lines of credit.  Lines of credit are made at variable rates of interest equal to a negotiated margin above the prime rate and term loans are at a fixed or variable rate.  The Bank may also obtain personal guarantees from financially capable parties based on a review of personal financial statements.  Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less.  Commercial lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year or less.

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

Consumer and Other Loans.  At June 30, 2007, the Bank’s consumer loans were $509,000, or less than 0.1%, of the Bank’s loans held for investment, a decrease of $225,000, or 30.7%, during fiscal 2007.  The Bank offers open-ended lines of credit on either a secured or unsecured basis.  The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the FHLB Eleventh District COFI, which adjusts monthly.

Secured savings lines of credit at June 30, 2007 and 2006 were $302,000 and $523,000, respectively, and are included in consumer loans.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured.  Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  At June 30, 2007, the Bank had no consumer loans accounted for on a non-accrual basis.

Other loans, which primarily consist of land loans, were $9.3 million, or 0.7%, of the Bank’s loans held for investment, a decrease of $6.9 million, or 42.6%, during fiscal 2007.  The Bank makes land loans, primarily lot loans, to accommodate borrowers who intend to build on the land within a specified period of time.  The majority of these land loans are for the construction of single-family residences; however, the Bank may make short-term loans on a limited basis for the construction of commercial properties.  The terms generally require a fixed rate with maturity between 18 to 36 months.

Mortgage Banking Activities

General.  Mortgage banking involves the origination and sale of single-family mortgage and consumer loans (second mortgages and equity lines of credit) by PBM for the purpose of generating gains on sale of loans and fee income on the origination of loans.  PBM also originates single-family and consumer loans for investment.  Given current pricing in the mortgage markets, the Bank generally sells the majority of its loans on a servicing-released basis.  Generally, the level of loan sale activity and, therefore, its contribution to the Bank’s profitability depends on maintaining a sufficient volume of loan originations.  Changes in the level of interest rates and the local economy affect the number of loans originated by the Bank and, thus, the amount of loan sales, net interest income and loan fees earned.  Originations of loans during fiscal 2007, 2006 and 2005 were $1.31 billion, $1.53 billion and $1.77 billion, respectively.  PBM originated $205.6 million, $326.9 million and $513.6 million in fiscal 2007, 2006 and 2005, respectively, of loans held for investment.

Loan Solicitation and Processing.  The Bank’s mortgage banking operations consist of both wholesale and retail loan originations.  The Bank’s wholesale loan production utilizes a network of approximately 1,465 loan brokers approved by the Bank who originate and submit loans at a markup over the Bank’s daily published price.  Wholesale loans originated for sale in fiscal 2007, 2006 and 2005 were $816.9 million, $840.5 million and $872.2 million, respectively.  The Bank maintains regional wholesale lending offices in Pleasanton, Rancho Cucamonga and San Diego, California.

PBM’s retail loan production utilizes loan officers, underwriters and processors.  PBM’s loan officers generate retail loan originations primarily through referrals from realtors, builders, employees and customers.  As of June 30, 2007, PBM operated retail offices within the Bank’s facilities in Temecula and stand-alone retail loan production offices in Diamond Bar, Glendora, La Quinta, Riverside, Torrance and Vista, all in Southern California.  During fiscal 2007, the Bank closed three stand-alone retail loan production offices in Carlsbad, Corona and Huntington Beach and consolidated other facilities.  Generally, the cost of retail operations exceeds the cost of wholesale operations as a result of the additional employees needed for retail operations.  However, the revenue per mortgage for retail originations is generally higher since the origination fees are retained by the Bank.  Retail loans originated for sale in fiscal 2007, 2006 and 2005 were $290.2 million, $363.6 million and $391.8 million, respectively. The decrease in retail loan originations during fiscal 2007 was primarily attributable to a decline in purchase transactions.

The Bank requires evidence of marketable title, lien position, loan-to-value, title insurance and appraisals on all properties.  The Bank also requires evidence of fire and casualty insurance on the value of improvements.  As stipulated by federal regulations, the Bank requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

Loan Commitments and Rate Locks.  The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events.  Such commitments are made with specified terms and conditions.  Interest rate locks are generally offered to prospective borrowers for up to a 60-day period.  The borrower may lock in the rate at any time from application until the time they wish to close the loan.  Occasionally, borrowers obtaining financing on new home developments are offered rate locks for up to 120 days from application.  The Bank’s outstanding commitments to originate loans to be held for sale were $35.1 million at June 30, 2007 (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K/A).  When the Bank issues a commitment to a borrower, there is a risk to the Bank that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold.  To control the interest rate risk caused by mortgage banking activities, the Bank uses forward loan sale agreements, forward commitments to purchase MBS and over-the-counter put and call option contracts related to mortgage-backed securities (see “Derivative Activities” on page 14 of this Form 10-K/A).

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

Loan Originations, Sales and Purchases.   The Bank’s mortgage originations include conventional loans as well as loans insured by the FHA and VA.  Except for loans originated as held for investment, loans originated through mortgage banking activities are intended for eventual sale into the secondary market.  As such, these loans must meet the origination and underwriting criteria established by the final investors.  The Bank sells a large percentage of the mortgage loans that it originates as whole loans to institutional investors.  The Bank also sells conventional whole loans to Fannie Mae and the FHLB – San Francisco through their purchase programs (see “Derivative Activities” on page 14 of this Form 10-K/A).

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated.

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

Mortgage loans sold to institutional investors generally are sold without recourse other than standard representations and warranties.  Most mortgage loans sold to Fannie Mae are sold on a non-recourse basis and foreclosure losses are generally the responsibility of the purchaser and not the Bank, except in the case of VA loans used to form

Government National Mortgage Association (“GNMA”) pools, which are subject to limitations on the VA’s loan guarantees.  The amount subject to this limitation is immaterial.

Loans sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program also have a recourse provision.  The FHLB – San Francisco absorbs the first four basis points of loss, and a credit scoring process is used to calculate the recourse amount to the Bank.  All losses above this calculated recourse amount are the responsibility of the FHLB – San Francisco.  In consideration of the obligation of the Bank to accept the recourse liability, the FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis.  As of June 30, 2007, the Bank serviced $173.2 million of loans under this program and has established a recourse reserve of $191,000.  To date, no losses have been experienced.

Occasionally, the Bank is required to repurchase loans sold to Fannie Mae, FHLB – San Francisco or institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 30 days past due within 120 days of the loan funding date.  During the year ended June 30, 2007, the Bank repurchased $14.6 million of single-family mortgage loans as compared to $2.0 million in fiscal 2006 and $962,000 in fiscal 2005.

Derivative Activities.  Mortgage banking involves the risk that a rise in interest rates will reduce the value of a mortgage before it can be sold.  This type of risk occurs when the Bank commits to an interest rate lock on a borrower’s application during the origination process and interest rates increase before the loan can be sold.  Such interest rate risk also arises when mortgages are placed in the warehouse (i.e., held for sale) without locking in an interest rate for their eventual sale in the secondary market.  The Bank seeks to control or limit the interest rate risk caused by mortgage banking activities.  The two methods used by the Bank to help reduce interest rate risk from its mortgage banking activities are forward loan sale agreements and the purchase of over-the-counter put option contracts related to mortgage-backed securities.  At various times, depending on loan origination volume and management’s assessment of projected loan fallout, the Bank may reduce or increase its derivative positions.

Under forward loan sale agreements, usually with Fannie Mae, FHLB – San Francisco or institutional investors, the Bank is obligated to sell certain dollar amounts of mortgage loans that meet specific underwriting and legal criteria before the expiration of the commitment period.  These terms include the maturity of the individual loans, the yield to the purchaser, the servicing spread to the Bank (if servicing is retained) and the maximum principal amount of the individual loans.  Forward loan sales protect loan sale prices from interest rate fluctuations that may occur from the time the interest rate of the loan is established to the time of its sale.  The amount of and delivery date of the forward loan sale commitments are based upon management’s estimates as to the volume of loans that will close and the length of the origination commitment.  Forward loan sales do not provide complete interest-rate protection, however, because of the possibility of fallout (i.e., the failure to fund) during the origination process.  Differences between the estimated volume and timing of loan originations and the actual volume and timing of loan originations can expose the Bank to significant losses.  If the Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Bank may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices.  Similarly, if the Bank has too many loans to deliver, the Bank must execute additional forward loan sale commitments at current market prices, which may be unfavorable to the Bank.  Generally, the Bank seeks to maintain forward loan sale agreements equal to the closed loans held for sale plus those applications that the Bank has rate locked and/or committed to close, adjusted by the projected fallout.  The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Bank.  For the year ended June 30, 2007, the Bank had a net gain of $212,000 attributable to the underlying derivative financial instruments.  At June 30, 2007, the Bank had outstanding commitments to sell loans of $27.0 million and commitments to originate loans to be held for sale of $35.1 million (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K/A).

In order to reduce the interest rate risk associated with commitments to originate loans that are in excess of forward loan sale commitments, the Bank purchases over-the-counter put or call option contracts on government sponsored enterprise mortgage-backed securities.  At June 30, 2007, the Bank had $11.5 million in put option contracts outstanding, which provided $8.5 million of coverage, and $1.0 million in call option contracts, which offset $420,000 of coverage.  In addition, the Bank entered into commitments to purchase MBS (commonly referred to as a “synthetic call”) to lock in profits (losses) from its put option contracts.  As of June 30, 2007, total forward commitments to purchase MBS were $6.5 million.

The activities described above are managed continually as markets change; however, there can be no assurance that the Bank will be successful in its effort to eliminate the risk of interest rate fluctuations between the time origination commitments are issued and the ultimate sale of the loan.  The Bank employs a risk management firm to conduct daily analysis, report the Bank’s interest rate risk position with respect to its loan origination and sale activities, and to advise the Bank on interest rate movements and interest rate risk management strategies.  The Bank’s interest rate risk management activities are conducted in accordance with a written policy that has been approved by the Bank’s Board of Directors which covers objectives, functions, instruments to be used, monitoring and internal controls.  The Bank does not enter into option positions for trading or speculative purposes and does not enter into option contracts that could generate a financial obligation beyond the initial premium paid.  The Bank does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

Loan Servicing

The Bank receives fees from a variety of institutional investors in return for performing the traditional services of collecting individual loan payments.  At June 30, 2007, the Bank was servicing $205.8 million of loans for others, a decline from $239.7 million at June 30, 2006.  The decrease was primarily attributable to loan prepayments, which were larger than new loans sold on a servicing-retained basis.  To the extent loans were sold on a servicing-retained basis, the majority were sold to the FHLB – San Francisco under the MPF program.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees.  The Corporation periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase).  In estimating fair values at June 30, 2007 and 2006, the Corporation used a Constant Prepayment Rate (“CPR”) of 3.53% and 5.19%, respectively, and a weighted-average discount rate of 9.00% and 9.01%, respectively.  At June 30, 2007 and 2006, there were no required valuation reserves against the servicing assets.  In aggregate, servicing assets had a carrying value of $991,000 and a fair value of $2.2 million at June 30, 2007, compared to a carrying value of $1.4 million and a fair value of $2.2 million at June 30, 2006.

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

Delinquencies and Classified Assets

Delinquent Loans.  When a mortgage loan borrower fails to make a required payment when due, the Bank initiates collection procedures.  At management’s discretion, a property inspection is performed when foreclosure proceeding are initiated or when there is an indication of a problem with a particular property.  In most cases, delinquencies are cured promptly; however, if by the 90th day of delinquency, or sooner if the borrower is chronically delinquent, and all reasonable means of obtaining the payment have been exhausted, foreclosure proceedings, according to the terms of the security instrument and applicable law, are initiated.  Interest income is reduced by the full amount of accrued and uncollected interest on such loans.

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

The following table sets forth delinquencies in the Bank’s loans held for investment as of the dates indicated.

	At June 30,
	2007				2006				2005
	60 – 89 Days		90 Days or More		60 - 89 Days		90 Days or More		60 - 89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
(Dollars in Thousands)

Mortgage loans:
Single-family	5	$ 1,431	47	$ 14,076	-	$ -	5	$ 1,320	-	$ -	5	$ 655
Construction	-	-	23	4,981	-	-	1	1,313	-	-	-	-
Commercial business loans	-	-	3	252	-	-	-	-	-	-	4	41
Other loans	-	-	1	108	-	-	-	-	-	-	-	-
Total	5	$ 1,431	74	$ 19,417	-	$ -	6	$ 2,633	-	$ -	9	$ 696

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of specific loan loss reserves, within the meaning of Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” at the dates indicated.

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

Asset Classification.  The OTS has adopted various regulations regarding problem assets of savings institutions.  The regulations require that each institution review and classify its assets on a regular basis.  In addition, in connection with examinations of institutions, OTS examiners have the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: substandard, doubtful and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  If an asset or portion thereof is classified as loss, the institution establishes a specific loss allowance for the full amount or for the portion of the asset classified as loss.  All or a portion of allowances for loan losses established to cover probable losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.  Assets that do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention and are monitored by the Bank.

The aggregate amounts of the Bank’s classified assets, including assets designated as special mention, were as follows at the dates indicated:

	At June 30,
	2007	2006
(Dollars In Thousands)

Special mention assets	$ 13,299	$ 3,663
Substandard assets	18,990	5,661
Total	$ 32,289	$ 9,324

Total classified assets as a
percentage of total assets	1.96%	0.57%

The Bank’s classified assets increased $23.0 million, or 247%, to $32.3 million at June 30, 2007 from $9.3 million at June 30, 2006.  This increase was primarily attributable to the recent decline in real estate market values and increases in short-term interest rates.  As of June 30, 2007, special mention assets were comprised of 12 single-family loans ($5.6 million), three multi-family loans ($3.3 million), five construction loans ($2.6 million), two commercial real estate loans ($1.5 million) and two commercial business loans ($263,000); substandard assets were comprised of 52 single-family loans ($15.0 million), 23 construction loans ($2.4 million), three commercial real estate loans ($745,000), five commercial business loans ($296,000), one multi-family loan ($444,000) and one other loan ($108,000).

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

Not all of the Bank’s classified assets are delinquent or non-performing.  In determining whether the Bank’s assets expose the Bank to sufficient risk to warrant classification, the Bank may consider various factors, including the payment history of the borrower, the loan-to-value ratio, and the debt coverage ratio of the property securing the loan.  After consideration of these factors, the Bank may determine that the asset in question, though not currently delinquent, presents a risk of loss that requires it to be classified or designated as special mention.  In addition, the Bank’s loans held for investment may include commercial and multi-family real estate loans with a balance exceeding the current market value of the collateral which are not classified because they are performing and have borrowers who have sufficient resources to support the repayment of the loan.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses inherent in the loans held for investment.  In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan. The responsibility for the review of the Bank’s assets and the determination of the adequacy of the allowance lies with the Internal Asset Review Committee (“IAR Committee”).  The Bank adjusts its allowance for loan losses by charging or crediting its provision for loan losses against the Bank’s operations.

The Bank has established a methodology for the determination of the provision for loan losses.  The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for loan losses as well as specific allowances that are tied to individual loans.  The Bank’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowance for identified problem loans.

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

Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured as prescribed in SFAS No. 114, “Accounting by Creditors for Impairment of A Loan,” (as amended by SFAS No. 118).  The amount of the specific allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation.  Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level.  Management presents the minutes of the IAR Committee to the Bank’s Board of Directors on a quarterly basis, which summarizes the actions of the Committee.

The IAR Committee meets quarterly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses.  To the extent that any of these conditions are apparent by identifiable problem credits or portfolio segments as of the evaluation date, the IAR Committee’s estimate of the effect of such conditions may be reflected as a specific allowance applicable to such credits or portfolio segments.  Where any of these conditions is not apparent by specifically identifiable problem credits or portfolio segments as of the evaluation date, the IAR Committee’s evaluation of the probable loss related to such condition is reflected in the unallocated allowance.  The intent of the Committee is to reduce the differences between estimated and actual losses.  Pooled loan factors are adjusted to reflect current estimates of charge-offs for the subsequent 12 months.  Loss activity is reviewed for non-pooled loans and the loss factors adjusted, if necessary.   By assessing the probable estimated losses inherent in the loans held for investment on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

At June 30, 2007, the Bank had an allowance for loan losses of $14.8 million, or 1.09% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2006 of $10.3 million, or 0.81% of gross loans held for investment.  A $5.1 million provision for loan losses was recorded in fiscal 2007, compared to $1.1 million in fiscal 2006.  The Bank’s intent to expand its investment in multi-family, commercial real estate, construction and commercial business loans, as well as rising delinquencies and defaults in single-family mortgage loans, may lead to increased levels of charge-offs.  Although management believes the best information available is used to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

As a result of the decline in real estate values and the significant losses experienced by many financial institutions, there has been a higher level of scrutiny by regulatory authorities of the loan portfolio of financial institutions undertaken as a part of the examinations of such institutions.  While the Bank believes that it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not recommend that the Bank significantly increase its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect the Bank’s financial condition and results of operations.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.  Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations.

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

	At June 30,
	2007		2006		2005		2004		2003
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
(Dollars In Thousands)

Mortgage loans:
Single-family	$2,893	59.68%	$2,382	61.16%	$1,924	65.56%	$1,561	65.48%	$1,372	64.89%
Multi-family	4,255	23.85	2,819	16.18	1,936	9.70	1,177	7.27	818	6.07
Commercial real estate	4,000	10.66	3,476	9.41	3,663	9.92	3,095	10.55	2,684	10.95
Construction	2,973	4.37	788	11.05	426	12.65	421	14.39	558	14.51
Commercial business loans	449	0.73	525	0.95	1,040	1.24	1,197	1.45	1,601	2.75
Consumer loans	14	0.04	16	0.05	16	0.06	16	0.08	18	0.13
Other loans	261	0.67	301	1.20	210	0.87	147	0.78	114	0.70
Unallocated	-	N/A	-	N/A	-	N/A	-	N/A	53	N/A
Total allowance for loan losses	$14,845	100.00%	$10,307	100.00%	$9,215	100.00%	$7,614	100.00%	$7,218	100.00%

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

Investment Securities Activities

Federally chartered savings institutions are permitted under federal and state laws to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and government sponsored enterprises and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers’ acceptances, mortgage-backed securities and federal funds.  Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper and corporate debt securities.  Savings institutions such as the Bank are also required to maintain an investment in FHLB – San Francisco stock.

The investment policy of the Bank, established by the Board of Directors and implemented by the Bank’s Asset-Liability Committee (“ALCO”), seeks to provide and maintain adequate liquidity, complement the Bank’s lending activities, and generate a favorable return on investments without incurring undue interest rate risk and credit risk.  Investments are made based on certain considerations, such as yield, credit quality, maturity, liquidity and marketability. The Bank also considers the effect that the proposed investment would have on the Bank’s risk-based capital requirements and interest rate risk sensitivity.

At June 30, 2007, the Corporation’s investment securities portfolio was $150.8 million, which primarily consisted of federal agency and government sponsored enterprise obligations.  A total of $131.8 million (estimated fair value) of the Corporation’s investment securities portfolio was classified as available for sale.  All other securities were classified as held to maturity.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated.

	At June 30,
		2007			2006			2005
		Estimated			Estimated			Estimated
	Amortized	Fair		Amortized	Fair		Amortized	Fair
	Cost	Value	Percent	Cost	Value	Percent	Cost	Value	Percent
(Dollars In Thousands)

Held to maturity securities:
U.S. government sponsored enterprise debt securities	$ 19,000	$ 18,836	12.50%	$ 51,028	$ 49,911	28.35%	$ 51,028	$ 50,117	21.65%
U.S. government agency MBS (1)	1	1	-	3	3	-	4	4	-
Corporate bonds	-	-	-	-	-	-	996	1,006	0.43
Certificates of deposit	-	-	-	-	-	-	200	200	0.09

Total held to maturity	19,001	18,837	12.50	51,031	49,914	28.35	52,228	51,327	22.17

Available for sale securities:
U.S. government sponsored enterprise debt securities	9,849	9,683	6.43	21,846	21,264	12.08	24,838	24,399	10.54
U.S. government agency MBS	57,555	57,539	38.18	38,143	37,365	21.22	56,517	56,377	24.35
U.S. government sponsored enterprise MBS	58,861	59,066	39.20	61,455	61,249	34.79	91,144	91,748	39.62
Private issue CMO (2)	4,627	4,641	3.08	5,557	5,412	3.07	7,312	7,266	3.14
Freddie Mac common stock	6	364	0.24	6	342	0.19	6	391	0.17
Fannie Mae common stock	1	26	0.02	1	19	0.01	1	23	0.01
Other common stock	118	523	0.35	118	507	0.29	-	-	-

Total available for sale	131,017	131,842	87.50	127,126	126,158	71.65	179,818	180,204	77.83

Total investment securities	$ 150,018	$ 150,679	100.00%	$ 178,157	$ 176,072	100.00%	$ 232,046	$ 231,531	100.00%

(1)	Mortgage-backed securities (“MBS”)
(2)	Collateralized mortgage obligations (“CMO”)

As of June 30, 2007, the Corporation held investments in a continuous unrealized loss position totaling $505,000, consisting of the following:

	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise debt securities:
Freddie Mac	$ -	$ -	$ 10,869	$ 130	$ 10,869	$ 130
FHLB	-	-	17,650	200	17,650	200
U.S. government agency MBS:
GNMA	27,769	32	4,762	3	32,531	35
U.S. government sponsored enterprise MBS:
Fannie Mae	-	-	2,988	54	2,988	54
Freddie Mae	14,821	78	-	-	14,821	78
Private issue CMO:
Washington Mutual, Inc.	-	-	1,222	8	1,222	8
Total	$ 42,590	$ 110	$ 37,491	$ 395	$ 80,081	$ 505

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

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2007:

	Due in		Due		Due		Due		No
	One Year		After One to		After Five to		After		Stated
	or Less		Five Years		Ten Years		Ten Years		Maturity		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held to maturity securities:
U.S. government sponsored enterprise debt securities	$19,000	3.15%	$-	-	$-	-	$-	-	$-	-	$19,000	3.15%
U.S. government agency MBS	-	-	1	8.81%	-	-	-	-	-	-	1	8.81%
Total held to maturity	19,000	3.15%	1	8.81%	-	-	-	-	-	-	19,001	3.15%

Available for sale securities:
U.S. government sponsored enterprise debt securities	7,870	3.01%	1,813	4.04%	-	-	-	-	-	-	9,683	3.20%
U.S. government agency MBS	-	-	-	-	-	-	57,539	4.99%	-	-	57,539	4.99%
U.S. government sponsored enterprise MBS	95	5.50%	-	-	-	-	58,971	5.05%	-	-	59,066	5.05%
Private issue CMO	-	-	-	-	-	-	4,641	4.28%	-	-	4,641	4.28%
Freddie Mac common stock	-	-	-	-	-	-	-	-	364	-	364	-
Fannie Mae common stock	-	-	-	-	-	-	-	-	26	-	26	-
Other common stock	-	-	-	-	-	-	-	-	523	-	523	-
Total available for sale	7,965	3.04%	1,813	4.04%	-	-	121,151	4.99%	913	-	131,842	4.83%
Total investment securities	$26,965	3.12%	$1,814	4.04%	$-	-	$121,151	4.99%	$913	-	$150,843	4.61%

Deposit Activities and Other Sources of Funds

General.  Deposits, the proceeds from loan sales and loan repayments are the major sources of the Bank’s funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions.  Loan sales are also influenced significantly by general interest rates. Borrowings through the FHLB – San Francisco and repurchase agreements may be used to compensate for declines in the availability of funds from other sources.

Deposit Accounts.  Substantially all of the Bank’s depositors are residents of the State of California. Deposits are attracted from within the Bank’s market area by offering a broad selection of deposit instruments, including checking, savings, money market and time deposits.  Deposit account terms vary, differentiated by the minimum balance required, the time periods that the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current interest rates, profitability to the Bank, interest rate risk characteristics, competition and its customer’s preferences and concerns.  Generally, the Bank’s deposit rates are commensurate with the median rates of its competitors within a given market.  The Bank may occasionally pay above-market interest rates to attract or retain deposits when less expensive sources of funds are not available.  The Bank may also pay above-market interest rates in specific markets in order to increase the deposit base of a particular office or group of offices.  Currently, the Bank does not accept brokered deposits.  The Bank reviews its deposit composition and pricing on a weekly basis.

The Bank currently offers time deposits for terms not exceeding five years.  As illustrated in the following table, time deposits represented 65.0% of the Bank’s deposit portfolio at June 30, 2007, compared to 57.4% at June 30, 2006.  At June 30, 2007, the Bank has a single depositor with an aggregate balance of $100.0 million in time deposits.  The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts which are subject to a heightened degree of competition (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 42 of this Form 10-K/A).

The following table sets forth information concerning the Bank’s weighted-average interest rate of deposits at June 30, 2007.

Weighted					Percentage
Average			Minimum	Balance	of Total
Interest Rate	Term	Deposit Account Type	Amount	(In Thousands)	Deposits

		Transaction accounts:
0.00%	N/A	Checking accounts – non interest-bearing	$ -	$ 43,694	4.38%
0.76	N/A	Checking accounts – interest-bearing	-	122,588	12.28
2.04	N/A	Savings accounts	10	153,036	15.32
2.45	N/A	Money market accounts	-	30,647	3.07

		Time deposits:
4.35	12 to 36 months	Fixed-term, variable rate	1,000	1,367	0.14
0.84	30 days or less	Fixed-term, fixed rate	1,000	25	-
3.58	31 to 90 days	Fixed-term, fixed rate	1,000	7,060	0.71
5.00	91 to 180 days	Fixed-term, fixed rate	1,000	192,008	19.23
4.75	181 to 365 days	Fixed-term, fixed rate	1,000	121,784	12.19
4.99	Over 1 to 2 years	Fixed-term, fixed rate	1,000	176,150	17.64
4.78	Over 2 to 3 years	Fixed-term, fixed rate	1,000	110,146	11.03
4.13	Over 3 to 5 years	Fixed-term, fixed rate	1,000	40,067	4.01
3.63%				$ 998,572	100.00%

The following table indicates the aggregate dollar amount of the Bank’s time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2007.

Maturity Period	Amount
(In Thousands)

Three months or less	$151,946
Over three to six months	47,446
Over six to twelve months	22,725
Over twelve months	123,752
Total	$345,869

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated.

	At June 30,
	2007			2006
		Percent			Percent
		of	Increase		of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)
(Dollars In Thousands)

Checking accounts – non interest-bearing	$ 43,694	4.37%	$ (5,082)	$ 48,776	5.32%	$ 603
Checking accounts – interest-bearing	122,588	12.28	(8,677)	131,265	14.31	3,382
Savings accounts	153,036	15.32	(28,770)	181,806	19.81	(85,401)
Money market accounts	30,647	3.07	1,373	29,274	3.19	(11,784)
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	433,292	43.39	128,533	304,759	33.21	73,195
Over one to two years	162,565	16.28	33,824	128,741	14.03	62,573
Over two to five years	51,383	5.15	(39,826)	91,209	9.94	(43,316)
Fixed-term, variable rate	1,367	0.14	(385)	1,752	0.19	(301)
Total	$ 998,572	100.00%	$ 80,990	$ 917,582	100.00%	$ (1,049)

Time Deposits by Rates.  The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated.

		At June 30,
	2007	2006	2005
(In Thousands)

Below 1.00%	$ 49	$ 151	$ 2,174
1.00 to 1.99%	-	384	31,134
2.00 to 2.99%	8,808	31,707	153,610
3.00 to 3.99%	81,052	175,831	188,421
4.00 to 4.99%	119,862	278,574	47,588
5.00 to 5.99%	438,836	39,814	8,923
6.00 to 6.99%	-	-	2,460
Total	$ 648,607	$ 526,461	$ 434,310

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

Borrowings.  The FHLB – San Francisco functions as a central reserve bank providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB – San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate, maturity, terms and conditions.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Bank utilizes advances from the FHLB – San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk.  The FHLB – San Francisco has, from time to time, served as the Bank’s primary borrowing source.  In September 2006, the FHLB – San Francisco borrowing capacity was increased from 40% of total assets to 50% of total assets.  Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential mortgages, multi-family and commercial real estate loans.  Total mortgage loans pledged to the FHLB – San Francisco were $875.2 million at June 30, 2007 as compared to $737.3 million at June 30, 2006.  In addition, the Bank pledged investment securities totaling $24.9 million at June 30, 2007 as compared to $54.6 million at June 30, 2006 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility.  At June 30, 2007, the Bank had $502.8 million of borrowings from the FHLB – San Francisco with a weighted-average rate of 4.55%, with $24.0 million under the SBC facility.  Such borrowings mature between 2007 and 2021.

In addition, the Bank has a borrowing arrangement in the form of a federal funds facility with its correspondent bank in the amount of $60.0 million.  As of June 30, 2007 and 2006, the Bank had no outstanding correspondent bank advances.

The following table sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:

	At or For the Year Ended June 30,
	2007	2006	2005
(Dollars In Thousands)

Balance outstanding at the end of period:
FHLB – San Francisco advances	$ 502,774	$ 546,211	$ 550,845
Correspondent bank advances	$ -	$ -	$ 10,000

Weighted average rate at the end of period:
FHLB – San Francisco advances	4.55%	4.53%	3.95%
Correspondent bank advances	-	-	3.39%

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$ 689,443	$ 572,342	$ 550,845
Correspondent bank advances	$ 1,000	$ -	$ 10,000

Average short-term borrowings during the period (1)
With respect to:
FHLB – San Francisco advances	$ 281,267	$ 121,950	$ 135,708
Correspondent bank advances	$ 168	$ 205	$ 334

Weighted average short-term borrowing rate during the period (1)
With respect to:
FHLB – San Francisco advances	4.89%	4.11%	2.84%
Correspondent bank advances	5.34%	3.46%	2.05%

(1) Borrowings with a remaining term of 12 months or less.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects.  The Bank’s investment in its service corporations did not exceed these limits at June 30, 2007.

The Bank has three wholly owned subsidiaries; Provident Financial Corp (“PFC”), Profed Mortgage, Inc., and First Service Corporation.  PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment.  Profed Mortgage, Inc., which formerly conducted the Bank’s mortgage banking activities, and First Service Corporation are currently inactive.  At June 30, 2007, the Bank’s investment in its subsidiaries was $278,000.

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Corporation and the Bank.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect the Corporation’s and the Bank’s operations.  In addition, the regulations governing the Corporation and the Bank may be amended from time to time by the OTS.  Any such legislation or regulatory changes could adversely affect the Corporation and the Bank and no prediction can be made as to whether any such changes may occur.

General

The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as its insurer of deposits. The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the FDIC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation and the Bank and their operations. The Corporation, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the OTS.  The Corporation is also subject to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws.  See “Savings and Loan Holding Company Regulations” on page 37.

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

All savings institutions are required to pay assessments to the OTS to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries.  The Bank’s annual OTS assessment for the fiscal year ended June 30, 2007 was $320,000.

Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower.  A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.  At June 30, 2007, the Bank’s limit on loans to one borrower was $20.4 million.  At June 30, 2007, the Bank’s largest loan commitment to a single borrower was $8.5 million.  Of this commitment, $4.2 million has been disbursed in the form of a condominium construction loan located in Southern California, which as of June 30, 2007 was performing according to its original terms.  The Bank also monitors multiple loans to a single borrower and/or guarantor.  At June 30, 2007, one such borrower had a total of $7.7 million of loans outstanding, primarily commercial real estate loans, all of which are performing according to their original terms.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB – San Francisco, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  At June 30, 2007, the Bank had $502.8 million of outstanding advances from the FHLB – San Francisco under an available credit facility of $885.2 million, based on 50% of total assets, which is limited to available collateral.  See “Business – Deposit Activities and Other Sources of Funds – Borrowings” on page 30.

As a member, the Bank is required to purchase and maintain stock in the FHLB – San Francisco.  At June 30, 2007, the Bank had $43.8 million in FHLB – San Francisco stock, which was in compliance with this requirement.  In past years, the Bank has received substantial dividends on its FHLB – San Francisco stock.  The average dividend yield for fiscal 2007, 2006 and 2005 was 5.35%, 4.78% and 4.41%, respectively.  There is no guarantee that the FHLB – San Francisco will maintain its dividend at these levels.

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

Insurance of Accounts and Regulation by the FDIC.  The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC.  The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, which was enacted in 2006 ("Reform Act").  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions.  Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV).  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.  No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted.   The Bank’s one-time credit was $695,000.  For the quarter ended March 31, 2007, the deposit assessment was equal to 1.415 basis points for each $100 in domestic deposits, totaling $141,000.  With this deposit assessment, the remaining credit balance was $554,000 as of June 30, 2007.  The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

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

The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of The Bank.  There can be no prediction as to what insurance assessment rates will be in the future.  Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Office of Thrift Supervision.  Management of The Bank is not aware of any practice, condition or violation that might lead to termination of The Bank’s deposit insurance.

Prompt Corrective Action.  The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, an institution is considered to be “undercapitalized” if it has a core capital ratio of less than 4.0% (3.0% or less for institutions with the highest examination rating), a ratio of total capital to risk-weighted assets of less than 8.0%, or a ratio of Tier 1 capital to risk-weighted assets of less than 4.0%.  An institution that has a core capital ratio that is less than 3.0%, a total risk-based capital ratio less than 6.0%, and a Tier 1 risk-based capital ratio of less than 3.0% or is considered to be “significantly undercapitalized” and an institution that has a tangible capital ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized.” OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2007, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the OTS.

Standards for Safety and Soundness.  The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits (“Guidelines”).  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, it may require the Bank to submit an acceptable plan to achieve compliance with the standard.  OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.  Management is aware of no conditions relating to these safety and soundness standards which would require the submission of a plan of compliance.

Qualified Thrift Lender Test.  All savings institutions, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its total assets as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code").  Under either test, such assets primarily consist of residential housing related loans and investments.

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter.  Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of June 30, 2007, the Bank maintained 91.09% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Capital Requirements. The OTS’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% core capital ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed above also establish, in effect, a minimum ratio of 2% tangible capital, 4% core capital (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital, and 4% Tier 1 risk-based capital.  The OTS regulations also require that, in meeting the tangible, core and risk-based capital ratios, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2007, the Bank met each of these capital requirements.  For additional information, see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A.

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

Transactions with Affiliates. The Bank’s authority to engage in transactions with “affiliates” is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. The Corporation and its non-savings institution subsidiaries would be affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.  Federally insured savings institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower.  In addition, these institutions are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities which such persons control, is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

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

Regulatory and Criminal Enforcement Provisions.  The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases.  The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution.  If the Director does not take action, the FDIC has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

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

If the Bank fails the QTL test, the Corporation must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies.  See “Federal Regulation of Savings Institutions - Qualified Thrift Lender Test” on page 35 of this Form 10-K/A.

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

TAXATION

Federal Taxation

General.  The Corporation and the Bank report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation.

Tax Bad Debt Reserves.  As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995.  Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method.  Instead, the Bank will be permitted to deduct as bad debt expense its specific charge-offs during the taxable year.  In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post-1987 additions to their bad debt tax reserves.  As of the effective date of the legislation, the Bank had no post-1987 additions to its bad debt tax reserves.  As of June 30, 2007, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million.  Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below.

Distributions.  To the extent that the Bank makes “non-dividend distributions” to the Corporation that are considered as made from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve.  Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank.  The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes).  See “Limitation on Capital Distributions” on page 35 of this Form 10-K/A for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.  During fiscal 2007, the Bank declared and paid cash dividends to the Corporation of $20.0 million while the Corporation declared and paid cash dividends to the shareholders of $4.6 million.

Corporate Alternative Minimum Tax.  The Internal Revenue Code of 1986 imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. In addition, only 90% of AMTI can be offset by net operating loss carryovers.  AMTI is increased by an amount equal to 75% of the amount by which the Bank’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

Non-Qualified Compensation Tax Benefits.  During fiscal 2007, 1,452 shares of common stock under the Management Recognition Plan (“MRP”) were distributed to non-employee members of the Corporation’s Board of Directors in accordance with previous awards and consistent with the vesting schedule.  Also, 28,946 options to purchase shares of the Corporation’s common stock were exercised as non-qualified stock options during fiscal 2007.  The federal tax benefit from the non-qualified compensation in fiscal 2007 was $60,000.

Other Matters.   The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.

State Taxation

California.  The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank).  At June 30, 2007, the Corporation’s net state tax rate was 7.5%.  Bad debt deductions are available in computing California franchise taxes using the specific charge-off method.  The Bank and its California subsidiaries file California franchise tax returns on a combined basis.  The Corporation will be treated as a general corporation subject to the general corporate tax rate.  The state tax benefit from the non-qualified compensation in fiscal 2007, as described under the Federal Taxation section, was $21,000.

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

Item 6.  Selected Financial Data

The selected consolidated financial data set forth in this Item 6 has been restated to reflect adjustments to the Corporation’s consolidated financial statements and other financial information contained in the Corporation’s Original Form 10-K for the fiscal year ended June 30, 2007, originally filed with the SEC on September 12, 2007.  The following selected consolidated financial data should be read in conjunction with the Corporation’s consolidated financial statements and other financial information as presented in Item 8 of this amended Annual Report on Form 10-K/A.  Please refer to Note 21 of the Notes to the Consolidated Financial Statements included in Part II of Item 8 of this Form 10-K/A.

The following tables set forth information concerning the consolidated financial position and results of operations of the Corporation and its subsidiary at the dates and for the periods indicated.

	At or For The Year Ended June 30,
	2007	2006	2005	2004	2003
(In Thousands, Except Per Share Information )		(As Restated)

FINANCIAL CONDITION DATA:
Total assets	$ 1,647,516	$ 1,622,470	$ 1,632,122	$ 1,319,035	$ 1,261,506
Loans held for investment, net	1,349,289	1,262,997	1,131,905	862,535	744,219
Loans held for sale	1,337	4,713	5,691	20,127	4,247
Receivable from sale of loans	60,513	99,930	167,813	86,480	114,902
Cash and cash equivalents	12,824	16,358	25,902	38,349	48,851
Investment securities	150,843	177,189	232,432	252,580	297,111
Deposits	998,572	917,582	918,631	851,039	754,106
Borrowings	502,774	546,211	560,845	324,877	367,938
Stockholders' equity	128,797	136,148	122,965	109,977	106,878
Book value per share	20.20	19.47	17.68	15.51	14.29

OPERATING DATA:
Interest income	$ 100,968	$ 86,627	$ 75,495	$ 62,151	$ 59,856
Interest expense	59,192	42,573	32,982	25,919	28,413
Net interest income	41,776	44,054	42,513	36,232	31,443
Provision for loan losses	5,078	1,134	1,641	819	1,055
Net interest income after provision	36,698	42,920	40,872	35,413	30,388
Loan servicing and other fees	2,132	2,572	1,675	2,292	1,845
Gain on sale of loans, net	9,318	13,481	18,706	14,346	19,200
Deposit account fees	2,087	2,093	1,789	1,986	1,734
Net gain on sale of investment securities	-	-	384	-	694
Other non-interest income	1,665	1,708	1,864	1,529	2,298
Net gain on sale of real estate	2,359	6,355	-	-	-
Operating expenses	34,684	33,817	33,407	29,299	28,090
Income before income taxes	19,575	35,312	31,883	26,267	28,069
Provision for income taxes	9,124	15,676	14,077	11,717	11,357
Net income	$ 10,451	$ 19,636	$ 17,806	$ 14,550	$ 16,712
Basic earnings per share	$ 1.59	$ 2.93	$ 2.68	$ 2.16	$ 2.35
Diluted earnings per share	$ 1.57	$ 2.82	$ 2.49	$ 2.01	$ 2.18
Cash dividend per share	$ 0.69	$ 0.58	$ 0.52	$ 0.33	$ 0.13

	At or For The Year Ended June 30,
	2007	2006	2005	2004	2003

KEY OPERATING RATIOS:		(As Restated)

Performance Ratios
Return on average assets	0.61%	1.24%	1.19%	1.13%	1.46%
Return on average stockholders' equity	7.77	15.02	15.33	13.64	16.34
Interest rate spread	2.23	2.65	2.80	2.82	2.74
Net interest margin	2.51	2.87	2.96	2.97	2.94
Average interest-earning assets to
average interest-bearing liabilities	107.85	108.16	107.01	107.01	107.31
Operating and administrative expenses
as a percentage of average total assets	2.04	2.14	2.24	2.28	2.45
Efficiency ratio	58.45	48.13	49.91	51.96	49.10
Stockholders’ equity to total assets ratio	7.82	8.39	7.53	8.34	8.47
Dividend payout ratio	44.07	20.56	20.85	16.39	5.97

Regulatory Capital Ratios
Tangible capital	7.62%	8.08%	6.56%	6.90%	6.50%
Tier 1 leverage capital	7.62	8.08	6.56	6.90	6.50
Total risk-based capital	12.49	13.37	11.21	12.39	13.01
Tier 1 risk-based capital	11.39	12.36	10.29	11.40	11.97

Asset Quality Ratios
Non-accrual and 90 days or more
past due loans as a percentage of
loans held for investment, net	1.18%	0.20%	0.05%	0.13%	0.20%
Non-performing assets as a percentage
of total assets	1.20	0.16	0.04	0.08	0.16
Allowance for loan losses as a
percentage of gross loans held for
investment	1.09	0.81	0.81	0.88	0.96
Allowance for loan losses as a
percentage of non-performing loans	93.32	407.71	1,561.86	701.75	480.56
Net charge-offs to average
loans receivable, net	0.04	-	-	0.05	0.06

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A.

Restatement of Consolidated Financial Statements:

In February 2008, the Corporation identified an error regarding the failure to release shares of common stock from its ESOP consistent with the repayment of the ESOP loan.  The failure occurred as a result of the application of cash dividend payments received on unallocated ESOP shares to reduce the balance of the ESOP loan.  Additional shares should have been released in the years ended December 31, 2002 through 2007.  Releasing these additional shares results in additional compensation expense to the Corporation for those respective periods.  As a result, the Audit Committee concluded, in accordance with SAB No. 108, that the amounts involved required the restatement of the accompanying consolidated financial statements.  The impact of the adjustments to the previously issued Consolidated Financial Statements as of June 30, 2007 and 2006 and for the fiscal years ended June 30, 2007, 2006 and 2005 are summarized in Note 21, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements.

General

Management’s discussion and analysis of financial condition and results of operations are intended to assist in understanding the financial condition and results of operations of the Corporation.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A.  Provident Savings Bank, F.S.B., is a wholly owned subsidiary of Provident Financial Holdings, Inc. and as such, comprises substantially all of the activity for Provident Financial Holdings, Inc.

Certain matters in this Form 10-K/A constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation’s mission and vision.  These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties.  The Corporation’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, the Corporation’s ability to access cost-effective funding, the general business environment, the direction of future interest rates and the Corporation’s ability to successfully manage the risks associated with fluctuations in interest rates, the California real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes, litigation, labor market competitiveness, fraud, secondary market liquidity for loans originated for sale and other risks detailed in the Corporation’s reports filed with the SEC.

Critical Accounting Policies

The discussion and analysis of the Corporation’s financial condition and results of operations are based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

Accounting for the allowance for loan losses involves significant judgment and assumptions by management, which have a material impact on the carrying value of net loans.  Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  The allowance has two components: a formula allowance for groups of homogeneous loans and a specific valuation allowance for identified problem loans.  Each of these components is based upon estimates that can change over time.  The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future.  The history is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.  For further details, see “Comparison of Operating Results for the Years Ended June 30, 2007 and 2006 - Provision for Loan Losses” on page 48 and page 50 of this Form 10-K/A.

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

SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” requires that derivatives of the Corporation be recorded in the consolidated financial statements at fair value.  Management considers this accounting policy to be a critical accounting policy.  The Bank’s derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, commitments to purchase MBS and option contracts to mitigate the risk of the commitments.  Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends.  The fair value adjustments of the derivatives are recorded in the consolidated statements of operations with offsets to other assets or other liabilities in the consolidated statements of financial condition.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans.  Additionally, certain fees are collected from depositors, such as non-sufficient fund fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, and wire transfer fees, among others.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  During the next three years the Corporation intends to increase the community banking business by growing total assets; restructure the balance sheet by decreasing the percentage of investment securities to total assets and increasing the percentage of loans held for investment to total assets; decrease the concentration of single-family mortgage loans within loans held for investment; and increase the concentration of higher yielding multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”).  In addition, over time, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower costing checking and savings accounts.  This strategy is intended to improve core revenue and lower the Corporation’s funding cost base through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.

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

Investment services operations primarily consist of selling alternative investment products such as annuities and mutual funds to our depositors.  Real estate operations primarily consist of deriving net rental income from tenants that occupy the Corporation’s real estate held for investment.  In the foreseeable future, real estate operations will not contribute meaningful revenue as a result of the sale of the commercial office building in November 2005.  Each of these businesses generates a relatively small portion of the Corporation’s net income.

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles and changes in regulation, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values.  Rising short-term interest rates have led to a flatter yield curve placing pressure on the Corporation’s net interest margin since the Corporation’s assets are generally priced at the intermediate or long end of the yield curve and interest-bearing liabilities are generally priced at the short end of the yield curve.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in California real estate may inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.

Commitments and Derivative Financial Instruments

The Corporation conducts a portion of its operations in leased facilities under non-cancelable agreements classified as operating leases (see Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A for a schedule of minimum rental payments and lease expenses under such operating leases).  For information regarding the Corporation’s commitments and derivative financial instruments, see Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at June 30, 2007 and the effect such obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
	1 Year	Over 1 to	Over 3 to	Over
(In Thousands)	or Less	3 Years	5 Years	5 Years	Total
Operating lease obligations	$ 1,067	$ 1,627	$ 573	$ 134	$ 3,401
Time deposits	452,248	216,595	4,638	-	673,481
FHLB – San Francisco advances	260,918	121,858	160,200	2,755	545,731
Total	$ 714,233	$ 340,080	$ 165,411	$ 2,889	$ 1,222,613

The expected obligations for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on their respective contractual terms.

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, forward loan sale agreements to third parties and commitments to purchase investment securities. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition included in Item 8 of this Form 10-K/A.  The Corporation’s exposure to credit loss, in the event of non-performance by the other party to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.  As of June 30, 2007 and 2006, these commitments were $44.5 million and $86.8 million, respectively.

Comparison of Financial Condition at June 30, 2007 and June 30, 2006

Total assets increased $25.0 million, or 2%, to $1.65 billion at June 30, 2007 from $1.62 billion at June 30, 2006 primarily as a result of an increase in loans held for investment, partly offset by decreases in investment securities and receivable from sale of loans.

Cash and cash equivalents decreased $3.6 million, or 22%, to $12.8 million at June 30, 2007 from $16.4 million at June 30, 2006 and was attributable to lower in clearing deposit float at the Federal Reserve Bank and lower federal funds sold.  The balance of federal funds sold varies from one day to the next depending on the short-term cash flow requirements of the Bank’s operations.

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

During fiscal 2007, the Bank originated approximately $1.42 billion in new loans, primarily through PBM, and purchased $119.6 million in commercial real estate loans from other financial institutions.  A total of $1.12 billion of loans were sold during fiscal 2007.  PBM loan production is sold primarily servicing released, except those loans sold to Fannie Mae and FHLB – San Francisco under the MPF program.  The total loan origination volume was lower as compared to last year, due primarily to higher interest rates, the general decline in real estate values and a more competitive environment.  The outstanding balance of loans held for sale decreased to $1.3 million at June 30, 2007 from $4.7 million at June 30, 2006.  The outstanding balance of loans held for sale is largely dependent on the timing of loan fundings and loan sales.

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

Borrowings, primarily FHLB – San Francisco advances, decreased $43.4 million, or 8%, to $502.8 million at June 30, 2007 from $546.2 million at June 30, 2006.  FHLB – San Francisco advances were primarily used to supplement the funding needs of the Bank, to the extent that the increase in deposits and the decrease in investment securities did not meet loan funding requirements.

Total stockholders’ equity decreased $7.3 million, or 5%, to $128.8 million at June 30, 2007 from $136.1 million at June 30, 2006.  The decrease in stockholders’ equity during fiscal 2007 was primarily attributable to share repurchases and cash dividends to shareholders, partly offset by earnings in fiscal 2007, allocation of contributions to the ESOP, the exercise of stock options and the related tax benefits.  During fiscal 2007, a total of 51,393 shares of stock options were exercised with an average strike price of $19.80 per share and the associated tax benefit from non-qualified equity compensation of $81,000 was recognized.  The Corporation repurchased 666,290 shares of common stock, or approximately 10% of its outstanding shares, at an average price of $28.07 per share, totaling $18.7 million during fiscal 2007.  During fiscal 2007, the Corporation declared and distributed cash dividends to its shareholders of $4.6 million, or $0.69 per share.  The Corporation’s book value per share increased to $20.20 at June 30, 2007 from $19.47 at June 30, 2006.

Comparison of Operating Results for the Years Ended June 30, 2007 and 2006

General.  The Corporation had net income of $10.5 million, or $1.57 per diluted share, for the year ended June 30, 2007, as compared to $19.6 million, or $2.82 per diluted share, for the year ended June 30, 2006.  The $9.1 million decrease in net income in fiscal 2007 was primarily attributable to a decrease in net interest income, an increase in the provision for loan losses, a decrease in non-interest income and an increase in non-interest expense. The Corporation’s efficiency ratio increased to 58% in fiscal 2007 from 48% in the same period of fiscal 2006.  Return on average assets in fiscal 2007 decreased 63 basis points to 0.61% from 1.24% in fiscal 2006.  Return on average equity in fiscal 2007 decreased to 7.77% from 15.02% in fiscal 2006.

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

Interest Income.  Interest income increased $14.4 million, or 17%, to $101.0 million for fiscal 2007 from $86.6 million for fiscal 2006.  The increase in interest income was primarily a result of increases in the average balance and the average yield of earning assets.  The increase in average assets was primarily attributable to the increase in loans receivable, which was partly offset by the decrease in investment securities.  The average yield on earning assets increased 42 basis points to 6.07% in fiscal 2007 from 5.65% in fiscal 2006.  The increase in the average yield on earning assets was the result of increases in the average yield of loans receivable, investment securities, FHLB – San Francisco stock and federal funds investments during fiscal 2007.

Loan interest income increased $13.7 million, or 18%, to $91.5 million in fiscal 2007 from $77.8 million in fiscal 2006.  This increase was attributable to a higher average loan balance and a higher average loan yield.  The average balance of loans outstanding, including receivable from sale of loans and loans held for sale, increased $156.1 million, or 12%, to $1.44 billion during fiscal 2007 from $1.29 billion during fiscal 2006.  The average loan yield during fiscal 2007 increased 29 basis points to 6.33% from 6.04% during fiscal 2006.  The increase in the average loan yield was primarily attributable to mortgage loans originated with higher interest rates, the upward repricing of adjustable rate loans during the period and a higher percentage of preferred loans, which generally have a higher yield.

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

FHLB – San Francisco stock dividends increased by $394,000, or 22%, to $2.2 million in fiscal 2007 from $1.8 million in fiscal 2006.  This increase was attributable to a higher average yield and a higher average balance.  The average yield on FHLB – San Francisco stock increased 57 basis points to 5.35% during fiscal 2007 from 4.78% during fiscal 2006.  The average balance of FHLB – San Francisco stock increased $3.3 million to $41.6 million during fiscal 2007 from $38.3 million during fiscal 2006.  The increase in FHLB – San Francisco stock was in accordance with the borrowing requirements of the FHLB – San Francisco.

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

Interest expense on borrowings, primarily FHLB – San Francisco advances, for fiscal 2007 increased $7.5 million, or 37%, to $28.0 million from $20.5 million for fiscal 2006.  The increase in interest expense on borrowings was primarily a result of a higher average cost and a higher average balance.  The average cost of borrowings increased to 4.68% for fiscal 2007 from 4.22% in fiscal 2006, an increase of 46 basis points.  The increase in the average cost of borrowings was the result of higher short-term interest rates and maturities of long-term advances at lower interest rates.  The average balance of borrowings increased $113.8 million, or 23%, to $599.3 million during fiscal 2007 from $485.5 million during fiscal 2006.

Provision for Loan Losses.  During fiscal 2007, the Corporation recorded a provision for loan losses of $5.1 million, an increase of $4.0 million from $1.1 million during fiscal 2006.  The provision for loan losses in fiscal 2007 was primarily attributable to a net increase of $3.1 million in specific loan loss reserves, an increase in classified assets and an increase in loans held for investment, primarily in preferred loans.  The increase in specific loan loss reserves was primarily attributable to the establishment of a specific loan loss reserve of $2.6 million on 23 individual construction loans, with a disbursed total of $5.0 million, which were classified as non-accrual in November 2006.  Classified assets at June 30, 2007 were $32.3 million, comprised of $13.3 million in the special mention category and $19.0 million in the substandard category.  Classified assets increased by $23.0 million from June 30, 2006 when classified assets were $9.3 million, comprised of $3.7 million in the special mention category and $5.6 million in the substandard category.

The Corporation’s current operating strategy seeks to grow preferred loans at a faster rate than single family mortgage loans.  While higher yielding, these loans generally have greater risk than single family mortgage loans.    Further growth in these categories of loans may result in additions to the provision for loan losses.  In addition, as noted above, the Corporation experienced a significant increase in classified assets during fiscal 2007, a majority of which were single family mortgage loans.   Rising delinquencies in single family mortgage loans may also result in additions to the provision for loan losses.

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

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management’s continuing analysis of the factors underlying the quality of the loans held for investment.  These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans.  Provisions for losses are charged against operations on a monthly basis, as necessary, to maintain the allowance at appropriate levels.  Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the loans held for investment.  Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Bank’s loans held for investment, will not request the Bank to significantly increase its allowance for loan losses.  Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the control of the Bank.

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

Loan servicing and other fees decreased $440,000, or 17%, to $2.1 million during fiscal 2007 from $2.6 million during fiscal 2006.  The decrease was primarily attributable to lower brokered loan fees and lower prepayment fees.  Total brokered loans in fiscal 2007 were $41.6 million, down $4.6 million, or 10%, from $46.2 million in the same period of fiscal 2006.  Total scheduled principal payments and loan prepayments were $379.4 million in the fiscal 2007, down $96.8 million, or 20%, from $476.2 million in fiscal 2006.

Non-Interest Expense.  Total non-interest expense in fiscal 2007 was $34.7 million, an increase of $867,000 or 3%, as compared to $33.8 million in fiscal 2006.  The increase in non-interest expense was primarily the result of increases in compensation expense and premises and occupancy expenses, partly offset by decreases in equipment, professional, marketing and other expenses.

The increase in compensation expense was primarily a result of lower deferred compensation attributable to the application of SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” partly offset by lower incentive compensation.  On July 1, 2006 the Bank lowered the SFAS No. 91 deferred compensation allocated to each loan originated after completing the annual review and analysis of SFAS No. 91.  Additionally, fewer loans were originated during fiscal 2007 in comparison to fiscal 2006, which also reduced deferred compensation attributable to the application of SFAS No. 91.

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

Income Taxes.  The provision for income taxes was $9.1 million for fiscal 2007, representing an effective tax rate of 46.6%, as compared to $15.7 million in fiscal 2006, representing an effective tax rate of 44.4%.  The increase in the effective tax rate was primarily the result of a higher percentage of permanent tax differences relative to income before taxes.  The Corporation determined that the above tax rates meet its income tax obligations.

Comparison of Operating Results for the Years Ended June 30, 2006 and 2005

General.  The Corporation had net income of $19.6 million, or $2.82 per diluted share, for the year ended June 30, 2006, as compared to $17.8 million, or $2.49 per diluted share, for the year ended June 30, 2005.  The $1.8 million increase in net income in fiscal 2006 was primarily attributable to increases in net interest income and non-interest income, partly offset by an increase in non-interest expense.

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

Interest Income.  Interest income increased $11.1 million, or 15%, to $86.6 million in fiscal 2006 from $75.5 million in fiscal 2005.  The increase in interest income was primarily a result of increases in the average balance and the average yield of earning assets.  The increase in average earning assets was primarily attributable to the increase in loans receivable, which was partly offset by the decrease in investment securities.  Total originations of loans held for investment, including loan purchases, were $624.5 million, while total loan prepayments were $476.2 million in fiscal 2006.  The increase in the average yield on earning assets was the result of increases in the average yield of loans receivable, investment securities, FHLB – San Francisco stock and federal funds investments during fiscal 2006.  The average yield on loans receivable increased 30 basis points to 6.04% in fiscal 2006 from 5.74% in fiscal 2005.  The increase in the average loan yield was primarily the result of higher mortgage interest rates during fiscal 2006 and the composition of loans held for investment.  The average yield on investment securities increased 14 basis points to 3.36% in fiscal 2006 from 3.22% in fiscal 2005.  The increase in the average yield of investment securities was primarily attributable to lower amortization of premiums resulting from lower MBS principal prepayments.  The average yield on FHLB – San Francisco stock increased 37 basis points to 4.78% in fiscal 2006 from 4.41% in fiscal 2005.  The increase in the average yield of FHLB – San Francisco stock was the result of the higher dividend received from the FHLB – San Francisco.

Interest Expense.  Interest expense increased $9.6 million, or 29%, to $42.6 million in fiscal 2006 from $33.0 million in fiscal 2005.  The increase in interest expense was attributable to the increases in the average cost and average balance of interest-bearing liabilities.  The average cost of interest-bearing liabilities increased 55 basis points to 3.00% in fiscal 2006 from 2.45% in fiscal 2005.  The average cost of deposits increased 60 basis points to 2.37% in fiscal 2006 from 1.77% in fiscal 2005.  The increase in the average cost of deposits was the result of the increase in short-term interest rates during fiscal 2006, maturities of lower costing time deposits and the change in the deposit mix toward higher costing time deposits.  The average balance of deposits increased $20.5 million, or 2%, to $932.6 million in fiscal 2006 from $912.1 million in fiscal 2005.  The average cost of borrowings, primarily FHLB – San Francisco advances, increased 32 basis points to 4.22% in fiscal 2006 from 3.90% in fiscal 2005.  The increase in FHLB – San Francisco advances was primarily attributable to increases in short-term market interest rates during fiscal 2006.  The average maturity of FHLB – San Francisco advances decreased to 30 months at June 30, 2006 from 36 months at June 30, 2005.  The average balance of FHLB – San Francisco advances increased $54.1 million, or 13%, to $485.5 million in fiscal 2006 from $431.4 million in fiscal 2005.

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

In November 2005, the Corporation sold its commercial building in downtown Riverside, California for a pre-tax gain of $6.3 million (approximately $3.6 million net of taxes).  The Corporation, through the Bank’s wholly-owned subsidiary, Provident Financial Corp, had owned and operated the building since 1999 which was purchased for investment purposes.

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

The net impact of derivative financial instruments (SFAS No. 133) in fiscal 2006 was a favorable adjustment of $71,000 as compared to an unfavorable adjustment of $264,000 in fiscal 2005.  The fair value of the derivative financial instruments outstanding at June 30, 2006 was a net liability of $233,000 in comparison to a net liability of $91,000 at June 30, 2005.  The Corporation implemented the SEC guidance described in the SEC Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” which does not allow for the recognition of servicing released premiums in the valuation of commitments to extend credit on loans to be held for sale. These premiums will be realized in future periods when the underlying loans are funded and sold.  The SFAS No. 133 adjustment is relatively volatile and may have an adverse impact on future earnings.

Gain on sale of investment securities was $384,000 in fiscal 2005, which was not replicated in fiscal 2006.

Non-Interest Expense.  Total non-interest expense increased $410,000, or 1%, to $33.8 million in fiscal 2006 as compared to $33.4 million in fiscal 2005.  This increase was attributable primarily to increases in premises and occupancy expenses and other operating expenses, partially offset by lower compensation expense.  The increase in premises and occupancy expense was primarily the result of opening two PBM loan production offices; and the increase in other operating expenses was primarily attributable to a $500,000 charitable contribution to capitalize the newly established Provident Savings Bank Charitable Foundation.  The decrease in compensation costs was primarily attributable to a 10% workforce reduction at PBM completed in January 2006 and a 7% workforce reduction at PBM completed in February 2006.

Income Taxes.  The provision for income taxes was $15.7 million for fiscal 2006, representing an effective tax rate of 44.4%, as compared to $14.1 million in fiscal 2005, representing an effective tax rate of 44.2%.  The Corporation determined that the above tax rates meet its income tax obligations.

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

					Year Ended June 30,
		2007			2006			2005
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)

Interest-earning assets:
Loans receivable, net (1)	$ 1,444,845	$ 91,525	6.33%	$ 1,288,657	$ 77,821	6.04%	$ 1,146,073	$ 65,734	5.74%
Investment securities	175,439	7,149	4.07%	203,096	6,831	3.36%	256,729	8,268	3.22%
FHLB – San Francisco stock	41,588	2,225	5.35%	38,266	1,831	4.78%	32,778	1,445	4.41%
Interest-earning deposits	1,339	69	5.15%	3,722	144	3.87%	2,105	48	2.28%
Total interest-earning assets	1,663,211	100,968	6.07%	1,533,741	86,627	5.65%	1,437,685	75,495	5.25%

Non interest-earning assets	37,959			45,185			53,825
Total assets	$ 1,701,170			$ 1,578,926			$ 1,491,510

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 202,524	1,471	0.73%	$ 222,000	1,224	0.55%	$ 221,880	1,170	0.53%
Savings accounts	163,400	2,823	1.73%	223,162	3,151	1.41%	309,352	4,484	1.45%
Time deposits	576,952	26,867	4.66%	487,391	17,691	3.63%	380,873	10,508	2.76%
Total deposits	942,876	31,161	3.30%	932,553	22,066	2.37%	912,105	16,162	1.77%

Borrowings	599,286	28,031	4.68%	485,523	20,507	4.22%	431,430	16,820	3.90%

Total interest-bearing liabilities	1,542,162	59,192	3.84%	1,418,076	42,573	3.00%	1,343,535	32,982	2.45%

Non interest-bearing liabilities	24,503			30,141			31,814
Total liabilities	1,566,665			1,448,217			1,375,349

Stockholders’ equity	134,505			130,709			116,161
Total liabilities and stockholders’
equity	$ 1,701,170			$ 1,578,926			$ 1,491,510

Net interest income		$ 41,776			$ 44,054			$ 42,513

Interest rate spread (3)			2.23%			2.65%			2.80%
Net interest margin (4)			2.51%			2.87%			2.96%
Ratio of average interest-earning
assets to average interest-bearing liabilities	107.85%			108.16%			107.01%

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

Yields Earned and Rates Paid

The following table sets forth (on a consolidated basis), for the periods and at the dates indicated, the weighted average yields earned on the Bank’s assets and the weighted average interest rates paid on the Bank’s liabilities, together with the net yield on interest-earning assets.

	Quarter
	Ended
	June 30,	Year Ended June 30,
	2007	2007	2006	2005

Weighted average yield on:

Loans receivable, net (1)	6.28%	6.33%	6.04%	5.74%

Investment securities	4.38%	4.07%	3.36%	3.22%

FHLB – San Francisco stock	4.77%	5.35%	4.78%	4.41%

Interest-earning deposits	5.28%	5.15%	3.87%	2.28%

Total interest-earning assets	6.05%	6.07%	5.65%	5.25%

Weighted average rate paid on:

Checking and money market accounts (2)	0.81%	0.73%	0.55%	0.53%

Savings accounts	2.04%	1.73%	1.41%	1.45%

Time deposits	4.84%	4.66%	3.63%	2.76%

Borrowings	4.64%	4.68%	4.22%	3.90%

Total interest-bearing liabilities	3.97%	3.84%	3.00%	2.45%

Interest rate spread (3)	2.08%	2.23%	2.65%	2.80%

Net interest margin (4)	2.37%	2.51%	2.87%	2.96%

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

	Year Ended June 30, 2007				Year Ended June 30, 2006
	Compared to Year				Compared to Year
	Ended June 30, 2006				Ended June 30, 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
(In Thousands)

Interest-earnings assets:
Loans receivable, net (1)	$ 3,817	$ 9,434	$ 453	$ 13,704	$ 3,475	$ 8,184	$ 428	$ 12,087
Investment securities	1,443	(929)	(196)	318	365	(1,727)	(75)	(1,437)
FHLB – San Francisco stock	216	159	19	394	124	242	20	386
Interest-earning deposits	48	(92)	(31)	(75)	33	37	26	96
Total net change in income
on interest-earning assets	5,524	8,572	245	14,341	3,997	6,736	399	11,132

Interest-bearing liabilities:
Checking and money market
accounts	389	(107)	(35)	247	53	1	-	54
Savings accounts	706	(843)	(191)	(328)	(117)	(1,250)	34	(1,333)
Time deposits	5,003	3,251	922	9,176	3,316	2,940	927	7,183
Borrowings	2,200	4,801	523	7,524	1,404	2,110	173	3,687
Total net change in expense on
interest-bearing liabilities	8,298	7,102	1,219	16,619	4,656	3,801	1,134	9,591

Net (decrease) increase in net
interest income	$ (2,774)	$ 1,470	$ (974)	$ (2,278)	$ (659)	$ 2,935	$ (735)	$ 1,541

(1)	Includes receivable from sale of loans, loans held for sale and non-accrual loans.

Liquidity and Capital Resources

The Corporation’s primary sources of funds are deposits, proceeds from the sale of loans originated for sale, proceeds from principal and interest payments on loans, proceeds from the maturity of investment securities and FHLB – San Francisco advances. While maturities and scheduled amortization of loans and investment securities are a relatively predictable source of funds, deposit flows, mortgage prepayments and loan sales are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Bank is the origination and purchase of loans held for investment.  During the fiscal years ended June 30, 2007, 2006 and 2005, the Bank originated loans in the amounts of $1.42 billion, $1.75 billion and $2.01 billion, respectively.  In addition, the Bank purchased loans from other financial institutions in fiscal 2007, 2006 and 2005 in the amounts of $119.6 million, $111.7 million and $61.2 million, respectively.  The Bank’s mortgage banking activities resulted in total loans sold in fiscal 2007, 2006 and 2005 of $1.12 billion, $1.26 billion and $1.31 billion, respectively.  At June 30, 2007, the Bank had loan origination commitments totaling $44.5 million and undisbursed loans in process totaling $25.5 million.  The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank’s primary financing activity is gathering deposits.  During the fiscal years ended June 30, 2007, 2006 and 2005, the net increase (decrease) in deposits was $81.0 million, ($1.0 million) and $67.6 million, respectively.  On June 30, 2007, time deposits that are scheduled to mature in one year or less were $434.5 million.  Historically, the Bank has been able to retain a significant amount of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At June 30, 2007, total cash and cash equivalents were $12.8 million, or 0.8% of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may continue to rely on FHLB – San Francisco advances for part of its liquidity needs.  As of June 30, 2007, the remaining available borrowing capacity at FHLB – San Francisco was $391.5 million, and the remaining available borrowing capacity at the Bank’s correspondent bank was $60.0 million.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2002, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2007 increased to 7.2% from 5.1% during the same quarter ended June 30, 2006.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements.  Under the OTS prompt corrective action provisions, a minimum ratio of 1.5% for Tangible Capital is required to be deemed other than “critically undercapitalized,” while a minimum of 5.0% for Core Capital, 10.0% for Total Risk-Based Capital and 6.0% for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of June 30, 2007, the Bank exceeded all regulatory capital requirements with Tangible Capital, Core Capital, Total Risk-Based Capital and Tier 1 Risk-Based Capital ratios of 7.6%, 7.6%, 12.5% and 11.4%, respectively.

Impact of Inflation and Changing Prices

The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time as a result of inflation.  The impact of inflation is reflected in the increasing cost of the Corporation’s operations.  Unlike most industrial companies, nearly all assets and liabilities of the Corporation are monetary.  As a result, interest rates have a greater impact on the Corporation’s performance than do the effects of general levels of inflation.  In addition, interest rates do not necessarily move in the direction, or to the same extent, as the prices of goods and services.

Impact of New Accounting Pronouncements

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, as a result of the judgments, estimates and assumptions inherent in those policies, are important to an understanding of the financial statements of the Corporation.  These policies relate to the methodology for the recognition of interest income, determination of the provision and allowance for loan and lease losses and the valuation of mortgage servicing rights and real estate held for sale.  These policies and the judgments, estimates and assumptions are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations section and in the section entitled “Summary of Significant Accounting Policies” contained in Note 1 of the Notes to the Consolidated Financial Statements.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, because of the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.

Item 8.  Financial Statements and Supplementary Data

Please refer to the index on page 63 for the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Item 9A.   Controls and Procedures

Background and Financial Statement Restatement:

On April 22, 2008, the Audit Committee of the Corporation identified an error in the accounting for the Corporation sponsored Employee Stock Ownership Plan (“ESOP”).  Additional information regarding this matter can be found in Note 21 to the Consolidated Financial Statements included in Item 8.

Disclosure Controls and Procedures:

At the time of the original filing of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, our management, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Act”), and had concluded that such disclosure controls and procedures were effective.  Subsequent to our original evaluation, as a result of the restatement matters discussed above, the Corporation’s Disclosure Committee, under the supervision of the CEO and CFO, and with the participation of the Internal Audit Department, reassessed the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures by conducting surveys and interviews with a selected group of management comprised of the critical operational personnel.  Based on the results of the surveys and interviews, the Disclosure Committee completed a report to the Audit Committee of the Board of Directors and a recommendation to the Corporation’s CEO and CFO.  As a result of the reassessment and identification of the material weakness described below, the CEO and CFO concluded that the Corporation’s disclosure controls and procedures were not effective as of June 30, 2007.

The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.   Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management Report on Internal Control Over Financial Reporting (As Revised):

The management of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Act.

The assessment of the effectiveness of the Corporation’s internal control over financial reporting was based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Subsequent to Management’s Report on Internal Control Over Financial Reporting included in our Original Form 10-K for the fiscal year ended June 30, 2007 management concluded that we had a material weakness in internal control over financial reporting as of June 30, 2007, and as a result management reassessed the effectiveness of our internal control over financial reporting as of June 30, 2007 and revised our report on internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the corporation’s annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of the material weakness described below, we have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2007, based on the criteria in Internal Control - Integrated Framework issued by the COSO.

Management identified a material weakness in the operation of the Corporation's sponsored Employee Stock Ownership Plan. Specifically, effective controls, including monitoring, were not maintained to ensure that the release of shares of common stock from the ESOP were consistent with the repayment of the ESOP loan.  This control deficiency resulted in the misstatement of compensation expense and in the restatement of our Consolidated Statements of Financial Condition as of June 30, 2007 and 2006, the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2007, 2006 and 2005, and the notes related thereto.  Additionally, this control deficiency could result in future misstatements of compensation expense that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, our management has determined that this control deficiency constitutes a material weakness in our internal control over financial reporting.

The attestation report of Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements, is included below under the caption entitled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Date: May 15, 2008	/s/Craig G. Bludend
Craig G. Blunden
Chairman, President and Chief Executive Officer

/s/Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting:

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited  Provident Financial Holdings, Inc. and subsidiary (the "Corporation’s")  internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (As Revised). Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A corporation's internal control over financial reporting is a process designed by, or under the supervision of, the corporation's principal executive and principal financial officers, or persons performing similar functions, and effected by the corporation's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation's assets that could have a material effect on the financial statements.

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

In our report dated September 11, 2007, we expressed an unqualified opinion on management's assessment that the Corporation maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraphs, the Corporation subsequently identified a material weakness, which caused the annual consolidated financial statements to be restated, as described in Note 21 of the Corporation’s consolidated financial statements.  Accordingly, management subsequently revised its assessment about the effectiveness of the Corporation's internal control over financial reporting and our present opinion on the effectiveness of the Corporation's internal control over financial reporting as of June 30, 2007 expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the corporation’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s revised assessment:

Management identified a material weakness in the operation of the Corporation’s sponsored Employee Stock Ownership Plan. Specifically, effective controls, including monitoring, were not maintained to ensure that the release of shares of common stock from the ESOP were consistent with the repayment of the ESOP loan.  This material weakness resulted in the misstatement of compensation expense and in the restatement of our Consolidated Statements of Financial Condition as of June 30, 2007 and 2006, the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2007, 2006 and 2005, and the notes related thereto.  Additionally, this material weakness could result in future misstatements of compensation expense that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the  fiscal year ended June 30, 2007, of the Corporation and this report did not affect our report on such financial statements.

In our opinion, management's revised assessment that the Corporation did not maintain effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effects of the material weakness discussed above on the achievement of the control objectives of the control criteria, the Corporation has not maintained effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2007 of the Corporation and our report dated September 11, 2007 (May 15, 2008 as to the effects of the restatement discussed in Note 21) expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement discussed in Note 21.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 11, 2007 (May 15, 2008 as to the effects of the material weakness related to the accounting for the Employee Stock Ownership Plan described in Management’s Report on Internal Control Over Financial Reporting (As Revised)).

Item 15.  Exhibits and Financial Statement Schedules

(a)  1.     Financial Statements
 See the Index to Consolidated Financial Statements on page 63.

2.	Financial Statement Schedules
Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.

(b)          Exhibits
 Exhibits are available from the Corporation by written request

3.1	Certificate of Incorporation of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Corporation’s Registration Statement on Form S-1 (File No. 333-2230))

3.2	Bylaws of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Corporation’s Registration Statement on Form S-1 (File No. 333-2230))

10.1	Employment Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated December 19, 2005)

10.3	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated December 12, 1996)

10.4	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation’s proxy statement dated December 12, 1996)

10.5
Severance Agreement with Richard L. Gale, Kathryn R. Gonzales, Lilian Salter, Donavon P. Ternes and David S. Weiant (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated July 3, 2006)

10.6	2003 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 21, 2003)

10.7
Form of Incentive Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2005).

10.8
Form of Non-Qualified Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2005).

10.9	2006 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 12, 2006)

10.10
Form of Incentive Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 in the Corporation’s Form 10-Q for the quarter ended December 31, 2006)

10.11
Form of Non-Qualified Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 in the Corporation’s Form 10-Q for the quarter ended December 31, 2006)

10.12
Form of Restricted Stock Agreement for restricted shares awarded under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 in the Corporation’s Form 10-Q for the quarter ended December 31, 2006)

13	2007 Annual Report to Stockholders

14	Code of Ethics for the Corporation’s directors, officers and employees

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: May 15, 2008	/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer

/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and Chief Financial Officer

Consolidated Financial Statements of
Provident Financial Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the "Corporation") as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 21, the accompanying consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation's internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2007 (May 15, 2008 as to the effects of the material weakness related to the accounting for the Employee Stock Ownership Plan described in Management’s Report on Internal Control Over Financial Reporting (As Revised)) expressed an unqualified opinion on management's assessment of the effectiveness  of the Corporation’s internal control over financial reporting and an adverse opinion on the effectiveness of the Corporation’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 11, 2007 (May 15, 2008 as to the effects of the restatement described in Note 21)

Consolidated Statements of Financial Condition

(In Thousands, Except Share Information)

	June 30,
	2007 (As Restated – See Note 21)	2006 (As Restated – See Note 21)
Assets
Cash and cash equivalents	$ 12,824	$ 16,358

Investment securities – held to maturity
(fair value $18,837 and $49,914, respectively)	19,001	51,031
Investment securities – available for sale, at fair value	131,842	126,158
Loans held for investment, net of allowance for loan losses of $14,845 and
$10,307, respectively	1,349,289	1,262,997
Loans held for sale, at lower of cost or market	1,337	4,713
Receivable from sale of loans	60,513	99,930
Accrued interest receivable	7,235	6,774
Real estate held for investment, net	-	653
Real estate owned, net	3,804	-
Federal Home Loan Bank (“FHLB”) – San Francisco stock	43,832	37,585
Premises and equipment, net	7,123	6,860
Prepaid expenses and other assets	10,716	9,411
Total assets	$ 1,647,516	$ 1,622,470

Liabilities and Stockholders’ Equity
Liabilities:
Non interest-bearing deposits	$ 43,694	$ 48,776
Interest-bearing deposits	954,878	868,806
Total deposits	998,572	917,582

Borrowings	502,774	546,211
Accounts payable, accrued interest and other liabilities	17,373	22,529
Total liabilities	1,518,719	1,486,322

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock, $0.01 par value (15,000,000 shares authorized;
12,428,365 and 12,376,972 shares issued, respectively; 6,376,945 and 6,991,842 shares outstanding, respectively)	124	124
Additional paid-in capital	72,935	69,440
Retained earnings	146,194	140,373
Treasury stock at cost (6,051,420 and 5,385,130 shares, respectively)	(90,694)	(72,524)
Unearned stock compensation	(455)	(854)
Accumulated other comprehensive income (loss), net of tax	693	(411)
Total stockholders’ equity	128,797	136,148

Total liabilities and stockholders’ equity	$ 1,647,516	$ 1,622,470

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Year Ended June 30,
	2007 (As Restated – See Note 21)	2006 (As Restated – See Note 21)	2005 (As Restated – See Note 21)
Interest income:
Loans receivable, net	$ 91,525	$ 77,821	$ 65,734
Investment securities	7,149	6,831	8,268
FHLB – San Francisco stock	2,225	1,831	1,445
Interest-earning deposits	69	144	48
Total interest income	100,968	86,627	75,495

Interest expense:
Deposits	31,161	22,066	16,162
Borrowings	28,031	20,507	16,820
Total interest expense	59,192	42,573	32,982
Net interest income, before provision for loan losses	41,776	44,054	42,513
Provision for loan losses	5,078	1,134	1,641
Net interest income, after provision for loan losses	36,698	42,920	40,872

Non-interest income:
Loan servicing and other fees	2,132	2,572	1,675
Gain on sale of loans, net	9,318	13,481	18,706
Deposit account fees	2,087	2,093	1,789
Net gain on sale of investment securities	-	-	384
Net gain on sale of real estate	2,359	6,355	-
Other	1,665	1,708	1,864
Total non-interest income	17,561	26,209	24,418

Non-interest expense:
Salaries and employee benefits	22,867	21,384	22,526
Premises and occupancy	3,314	3,036	2,735
Equipment expense	1,570	1,689	1,523
Professional expense	1,193	1,317	1,225
Sales and marketing expense	945	1,125	895
Other	4,795	5,266	4,503
Total non-interest expense	34,684	33,817	33,407
Income before income taxes	19,575	35,312	31,883
Provision for income taxes	9,124	15,676	14,077
Net income	$ 10,451	$ 19,636	$ 17,806
Basic earnings per share	$ 1.59	$ 2.93	$ 2.68
Diluted earnings per share	$ 1.57	$ 2.82	$ 2.49
Cash dividends per share	$ 0.69	$ 0.58	$ 0.52

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Information)                                                             (As Restated – See Note 21)

							Accumulat-ed Other Comprehen-sive (Loss) Income, Net of Tax
			Additional Paid-in Capital			Unearned Stock Compensation
				Retained Earnings	Treasury Stock
	Common Stock							Total
	Shares	Amount
Balance at July 1, 2004, as previously reported	7,091,719	$ 119	$ 57,186	$ 111,329	$ (56,753)	$ (1,889)	$ (10)	$ 109,982
Adjustments to opening stockholders’ equity	-	-	773	(697)	-	(81)	-	(5)
Balance at July 1, 2004, as restated	7,091,719	119	57,959	110,632	(56,753)	(1,970)	(10)	109,977
Comprehensive income:
Net income				17,806				17,806
Unrealized holding gain on securities available for sale, net of tax							319	319
Total comprehensive income								18,125
Purchase of treasury stock	(209,679)				(5,293)			(5,293)
Exercise of stock options	74,775	1	594					595
Amortization for restricted stock						135		135
Tax benefit from non-qualified equity compensation			322					322
Allocation of contributions to Employee Stock Ownership Plan (“ESOP”)			2,337			414		2,751
Cash dividends				(3,647)				(3,647)
Balance at June 30, 2005	6,956,815	120	61,212	124,791	(62,046)	(1,421)	309	122,965
Comprehensive income:
Net income				19,636				19,636
Unrealized holding loss on securities available for sale, net of tax							(720)	(720)
Total comprehensive income								18,916
Purchase of treasury stock	(368,605)				(10,478)			(10,478)
Exercise of stock options	403,632	4	2,929					2,933
Reclass of unearned restricted stock			(155)			155		-
Amortization for restricted stock			92					92
Stock options expense			394					394
Tax benefit from non-qualified equity compensation			2,572					2,572
Allocation of contributions to ESOP			2,396			412		2,808
Cash dividends				(4,054)				(4,054)
Balance at June 30, 2006	6,991,842	124	69,440	140,373	(72,524)	(854)	(411)	136,148
Comprehensive income:
Net income				10,451				10,451
Unrealized holding gain on securities available for sale, net of tax							1,104	1,104
Total comprehensive income								11,555
Purchase of treasury stock	(666,290)				(18,703)			(18,703)
Exercise of stock options	51,393		1,017					1,017
Amortization for restricted stock			165					165
Awards for restricted stock			(533)		533			-
Stock options expense			462					462
Tax benefit from non-qualified equity compensation			81					81
Allocation of contributions to ESOP			2,303			399		2,702
Cash dividends				(4,630)				(4,630)
Balance at June 30, 2007	6,376,945	$ 124	$ 72,935	$ 146,194	$ (90,694)	$ (455)	$ 693	$ 128,797

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended June 30,
	2007 (As Restated – See Note 21)	2006 (As Restated – See Note 21)	2005 (As Restated – See Note 21)
Cash flows from operating activities:
Net income	$ 10,451	$ 19,636	$ 17,806
Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Depreciation and amortization	2,212	3,195	3,509
Provision for loan losses	5,078	1,134	1,641
Gain on sale of loans	(9,318)	(13,481)	(18,706)
Net gain on sale of real estate	(2,359)	(6,355)	-
Net gain on sale of investment securities	-	-	(384)
Stock-based compensation	3,082	2,968	3,013
FHLB – San Francisco stock dividend	(2,154)	(1,757)	(1,263)
Deferred income taxes	164	(2,049)	1,089
Tax benefit from non-qualified equity compensation	(81)	(2,572)	322
Decrease in accounts payable, accrued interest and
other liabilities	(6,732)	(1,847)	(5,100)
Increase in prepaid expenses and other assets	(1,764)	(3,096)	(1,518)
Loans originated for sale	(1,126,616)	(1,237,806)	(1,285,837)
Proceeds from sale of loans and net change in receivable from sale of loans	1,176,489	1,301,586	1,232,021
Net cash provided by (used for) operating activities	48,452	59,556	(53,407)

Cash flows from investing activities:
Net increase in loans held for investment	(94,950)	(114,439)	(265,192)
Maturity and call of investment securities held to maturity	32,030	1,200	9,975
Maturity and call of investment securities available for sale	12,434	3,000	-
Principal payments from mortgage backed securities	40,089	49,020	58,660
Purchase of investment securities available for sale	(56,539)	-	(49,345)
Proceeds from sale of investment securities available for sale	-	-	390
Net (purchase) redemption of FHLB – San Francisco stock	(4,093)	1,302	(7,984)
Net sales (additions) of real estate	4,829	16,051	(294)
Purchase of premises and equipment	(1,235)	(688)	(658)
Net cash used for investing activities	$ (67,435)	$ (44,554)	$ (254,448)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended June 30,
	2007 (As Restated – See Note 21)	2006 (As Restated – See Note 21)	2005 (As Restated – See Note 21)
Cash flows from financing activities:
Net increase (decrease) in deposits	$ 80,990	$ (1,049)	$ 67,592
(Repayment of) proceeds from borrowings, net	(43,437)	(14,634)	235,968
ESOP loan payment	131	164	193
Treasury stock purchases	(18,703)	(10,478)	(5,293)
Exercise of stock options	1,017	2,933	595
Tax benefit from non-qualified equity compensation	81	2,572	-
Cash dividends	(4,630)	(4,054)	(3,647)
Net cash provided by (used for) financing activities	15,449	(24,546)	295,408

Net decrease in cash and cash equivalents	(3,534)	(9,544)	(12,447)
Cash and cash equivalents at beginning of year	16,358	25,902	38,349
Cash and cash equivalents at end of year	$ 12,824	$ 16,358	$ 25,902

Supplemental information:

Cash paid for interest	$ 58,905	$ 42,437	$ 31,983
Cash paid for income taxes	$ 10,550	$ 16,200	$ 14,900
Transfer of loans held for investment to loans held for sale	$ -	$ 18,472	$ 5,625
Transfer of loans held for sale to loans held for investment	$ 21,624	$ 6,827	$ 1,571
Real estate acquired in settlement of loans	$ 5,902	$ 411	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies:

Provident Savings Bank, F.S.B. (the “Bank”) converted from a federally chartered mutual savings bank to a federally chartered stock bank effective June 27, 1996.  Provident Financial Holdings, Inc., a Delaware corporation organized by the Bank, acquired all of the capital stock of the Bank issued in the conversion; the transaction was recorded on a book value basis.

The consolidated financial statements include the accounts of Provident Financial Holdings, Inc., and its wholly owned subsidiary, Provident Savings Bank, F.S.B. (collectively, the “Corporation”).  All inter-company balances and transactions have been eliminated.

The Corporation operates in two business segments: community banking (Provident Bank) and mortgage banking (Provident Bank Mortgage (“PBM”), a division of Provident Bank).  Provident Bank activities include attracting deposits, offering banking services and originating multi-family, commercial real estate, construction, commercial business and consumer loans.  Deposits are collected primarily from 13 banking locations located in Riverside and San Bernardino counties in California.  PBM activities include originating single-family loans (first mortgage, one-to-four units), second mortgages and equity lines of credit for sale to investors or for investment.  Loans are primarily originated in Southern California by loan agents employed by the Bank, as well as from the banking locations and freestanding lending offices.  PBM originates loans from eight freestanding lending offices in Southern California and one free standing lending office in Northern California, as well as from the banking locations.

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets, loan servicing assets and derivative financial instruments.

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies of Provident Financial Holdings, Inc. and the Bank.

Cash and cash equivalents
Cash and cash equivalents include cash on hand and due from banks, as well as overnight deposits placed at correspondent banks.

Investment securities
The Corporation classifies its qualifying investments as available for sale or held to maturity.  The Corporation’s policy of classifying investments as held to maturity is based upon its ability and management’s positive intent to hold such securities to maturity.  Securities expected to be held to maturity are carried at amortized historical cost.  All other securities are classified as available for sale and are carried at fair value.  Fair value is determined based upon quoted market prices.  Unrealized holding gains and losses on securities available for sale are included in accumulated other comprehensive income (loss), net of tax.  Gains and losses on dispositions of investment securities are included in non-interest income and are determined using the specific identification method.  Purchase premiums and discounts are amortized over the expected average life of the securities using the effective interest method.  Declines in the fair value of held to maturity and available for sale securities below their amortized historical cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Notes to Consolidated Financial Statements

Loans
Loans held for investment consist primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land.  The single-family adjustable-rate mortgage (“ARM”) is the Corporation’s primary loan investment.  Additionally, multi-family, commercial real estate, construction, commercial business and consumer loans are becoming a substantial part of loans held for investment.  These loans are generally offered to customers and businesses located in Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and to a lesser extent in Orange, Los Angeles, San Diego and other counties, including Alameda county and surrounding counties in Northern California.  Deterioration in the economic conditions of these markets could adversely affect the Corporation’s business, financial condition and profitability.  Such deterioration could give rise to increased loan delinquencies, an increase in problem assets and foreclosures, decreased loan demand and a decline in real estate values.

Loan origination fees and certain direct origination expenses are deferred and amortized to interest income over the contractual life of the loan using the effective interest method.  The amortization is discontinued for non-performing loans.  Interest receivable represents, for the most part, the current month’s interest, which will be included as a part of the borrower’s next monthly loan payment.  Interest receivable is accrued only if deemed collectible.  Loans generally are deemed to be in non-accrual status when they become 90 days past due or if the loan is deemed impaired.  When a loan is placed on non-accrual status, interest accrued but not received is reversed against income.  Income on non-accrual loans is subsequently recognized only to the extent that cash is received and the loans’ principal balance is deemed collectible.  Non-accrual loans that become current as to both principal and interest are returned to accrual status and future payments are expected to be collected.

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

Loans held for sale are carried at the lower of cost or fair value.  Fair value is generally determined by outstanding commitments from investors or investors’ current yield requirements as calculated on the aggregate loan basis.  Loans are generally sold without recourse, other than standard representations and warranties, except those loans sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program and to Freddie Mac under a commitment which has a recourse provision.  Most loans are sold on a servicing released basis.  In some transactions, primarily loans sold under the MPF program, the Corporation may retain the servicing rights in order to generate servicing income.  Where the Corporation continues to service loans after sale, investors are paid their share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loan’s contractual interest rate.

Loans sold to the FHLB – San Francisco under the MPF program also have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse are the responsibility of the FHLB – San Francisco.  In consideration of the obligation of the Bank to accept the recourse liability, the FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis.  As of June 30, 2007, the Bank has $173.2 million outstanding under this program and has established a recourse liability of $191,000 as compared to $201.6

Notes to Consolidated Financial Statements

million outstanding under this program and a recourse liability of $222,000 at June 30, 2006.  As of June 30, 2007, no losses had been experienced in this program.

Occasionally, the Bank is required to repurchase loans sold to Fannie Mae, FHLB – San Francisco or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the year ended June 30, 2007, the Bank repurchased $14.6 million of single-family mortgage loans as compared to $2.0 million in fiscal 2006 and $962,000 in fiscal 2005.  In addition to the recourse liability for the MPF program, the Bank has established a recourse liability of $194,000 for loans sold to other investors as of June 30, 2007.  No recourse liability on loans sold to other investors was required as of June 30, 2006 and June 30, 2005.

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

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees.  The Corporation periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  In estimating fair values at June 30, 2007 and 2006, the Corporation used a Constant Prepayment Rate (“CPR”) of 3.53% and 5.19%, respectively, and a weighted-average discount rate of 9.00% and 9.01%, respectively.  Servicing assets, which are included in Other Assets in the accompanying Consolidated Statements of Financial Condition, had a carrying value of $991,000 and a fair value of $2.2 million at June 30, 2007.  There were no impairment allowances required for the servicing asset as of June 30, 2007 and 2006.  Servicing assets at June 30, 2006 had a carrying value of $1.4 million and a fair value of $2.2 million.  Total additions to loan servicing assets during the fiscal years ended June 30, 2007 and 2006 were $33,000 and $143,000, respectively.  Total amortization of the loan servicing assets during fiscal years ended June 30, 2007, 2006 and 2005 were $421,000, $473,000 and $510,000, respectively.

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

During the years ended June 30, 2007, 2006 and 2005, the Corporation sold 38%, 26% and 29%, respectively, of its loans originated for sale to a single primary investor.  If the Corporation is unable to sell loans to the primary investors, to find alternative investors, or to change its loan programs to meet investor guidelines, it may have a significant negative impact on the Corporation’s operations.

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

Allowance for loan losses
It is the policy of the Corporation to provide an allowance for loan losses inherent in the loans held for investment as of the balance sheet date when any significant and permanent decline in the borrower’s ability to pay has occurred.  Periodic reviews are made in an attempt to identify potential problems at an early stage. Individual loans are periodically reviewed and are classified according to their inherent risk.  The internal asset review policy used by the Corporation is the primary basis by which the Corporation evaluates the probable loss exposure.  Management’s determination of the adequacy of the allowance for loan losses is based on an evaluation of the loans held for investment, past experience, prevailing market conditions, and other relevant factors.  The determination of the allowance for loan losses is based on estimates that are particularly susceptible to changes in the economic environment and market conditions.  The allowance is increased by the provision for losses charged against income and reduced by charge-offs, net of recoveries.

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

Income taxes
Taxes are provided for on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes.  Taxes on income are determined by using the liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns.  In estimating future tax consequences, all expected future events other than enactment of changes in the tax law or rates are considered.

Cash dividend
Since July 24, 2002, the Corporation has distributed a quarterly cash dividend on the Corporation’s outstanding shares of common stock. Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.   Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Stock-based compensation
Prior to the fiscal year ended June 30, 2005, stock options were accounted for under Accounting Principles Board (“APB”) Opinion No. 25 using the intrinsic value method.  Accordingly, no stock option expense was recorded in periods prior to the fiscal year ended June 30, 2005, since the exercise price of the options issued has always been equal to the market value at the date of grant.  Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  Effective July 1, 2005, the Corporation adopted SFAS No. 123(R) using the modified prospective method under which the provisions of SFAS No. 123(R) are applied to new awards and to awards modified, repurchased or cancelled after June 30, 2005 and to awards outstanding on June 30, 2005 for which requisite service has not yet been rendered.

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

As required under SFAS No. 123(R), the reported net income and earnings per share for the fiscal year ended June 30, 2005 have been presented below to reflect the impact had the Corporation been required to recognize compensation cost based on the fair value at the grant date for stock options. The pro forma amounts are as follows:

Year Ended
June 30, 2005
(In Thousands, Except Per Share Amounts)	As Restated
Net income, as reported	$ 17,806
Add:
Stock-based compensation expense included
in the reported net income, net of tax	263
Deduct:
Total stock-based compensation expense, determined
using the fair value method, net of tax	(951)
Pro forma net income	$ 17,118

Earnings per share:
Basic – as reported	$ 2.68
Basic – pro forma	$ 2.58

Diluted – as reported	$ 2.49
Diluted – pro forma	$ 2.40

Notes to Consolidated Financial Statements

ESOP (Employee Stock Ownership Plan)
The Corporation recognizes compensation expense when shares are committed to be released to employees in an amount equal to the fair value of the shares so committed.  The difference between the amount of compensation expense and the cost of the shares released is recorded as additional paid-in capital.  Cash dividends received on the unallocated ESOP shares are applied as a prepayment to the ESOP loan, which leads to additional shares released and additional compensation expense.

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

Comprehensive income
Accounting principles generally require that realized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains or losses on available for sale securities, are reported as a separate component of the stockholders’ equity section of the Consolidated Statements of Financial Condition, such items, along with income, are components of comprehensive income.

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

Recent accounting pronouncements

Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 159:
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent

Notes to Consolidated Financial Statements

with the FASB’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Management has not determined the impact, if any, of this Statement on the Corporation’s financial condition, results of operations, or cash flows.

SFAS No. 157:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management has not determined the impact, if any, of this Statement on the Corporation’s financial condition, results of operations, or cash flows.

SEC Staff Accounting Bulletin No. 108:
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Quantifying Financial Misstatements,” which expresses the Staff’s views regarding the process of quantifying financial statement misstatements.  Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.  The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year statement of operations perspective) and “iron curtain” (year-end consolidated statement of financial condition perspective) approaches.  The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors.  The adoption of this guidance did not have a material effect on the Corporation’s financial condition, results of operations, or cash flows, except for the restatement described in Note 21.

FASB Interpretation No. 48 (“FIN 48”):
In July 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on technical merits, no benefits of the position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  The interpretation also requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this interpretation will not have a material impact on the Corporation’s financial condition, results of operations, or cash flows.

Notes to Consolidated Financial Statements

2.	Investment Securities:

The amortized cost and estimated fair value of investment securities as of June 30, 2007 and 2006 were as follows:

June 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise debt securities	$ 19,000	$ -	$ (164)	$ 18,836	$ 19,000
U.S. government agency MBS (1)	1	-	-	1	1
Total held to maturity	19,001	-	(164)	18,837	19,001

Available for sale
U.S. government sponsored enterprise debt securities	9,849	-	(166)	9,683	9,683
U.S. government agency MBS	57,555	19	(35)	57,539	57,539
U.S. government sponsored enterprise MBS	58,861	337	(132)	59,066	59,066
Private issue CMO (2)	4,627	22	(8)	4,641	4,641
Freddie Mac common stock	6	358	-	364	364
Fannie Mae common stock	1	25	-	26	26
Other common stock	118	405	-	523	523
Total available for sale	131,017	1,166	(341)	131,842	131,842
Total investment securities	$ 150,018	$ 1,166	$ (505)	$ 150,679	$ 150,843

(1)	Mortgage-backed Securities (“MBS”).
(2)	Collateralized Mortgage Obligations (“CMO”).

Notes to Consolidated Financial Statements

June 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise debt securities	$ 51,028	$ -	$ (1,117)	$ 49,911	$ 51,028
U.S. government agency MBS (1)	3	-	-	3	3
Total held to maturity	51,031	-	(1,117)	49,914	51,031

Available for sale
U.S. government sponsored enterprise debt securities	21,846	-	(582)	21,264	21,264
U.S. government agency MBS	38,143	-	(778)	37,365	37,365
U.S. government sponsored enterprise MBS	61,455	272	(478)	61,249	61,249
Private issue CMO (2)	5,557	-	(145)	5,412	5,412
Freddie Mac common stock	6	336	-	342	342
Fannie Mae common stock	1	18	-	19	19
Other common stock	118	389	-	507	507
Total available for sale	127,126	1,015	(1,983)	126,158	126,158
Total investment securities	$ 178,157	$ 1,015	$ (3,100)	$ 176,072	$ 177,189

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

Notes to Consolidated Financial Statements

As of June 30, 2007 and 2006, the Corporation held investments with an unrealized loss position totaling $505,000 and $3.1 million, respectively, consisting of the following:

As of June 30, 2007	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise debt securities:
Freddie Mac	$ -	$ -	$ 10,869	$ 130	$ 10,869	$ 130
FHLB	-	-	17,650	200	17,650	200
U.S. government agency MBS:
GNMA (1)	27,769	32	4,762	3	32,531	35
U.S. government sponsored enterprise MBS:
Fannie Mae	-	-	2,988	54	2,988	54
Freddie Mac	14,821	78	-	-	14,821	78
Private issue CMO:
Washington Mutual, Inc.	-	-	1,222	8	1,222	8
Total	$ 42,590	$ 110	$ 37,491	$ 395	$ 80,081	$ 505

As of June 30, 2006	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise debt securities:
Fannie Mae	$ -	$ -	$ 6,866	$ 132	$ 6,866	$ 132
Freddie Mac	-	-	10,606	393	10,606	393
FHLB	-	-	47,816	1,061	47,816	1,061
FFCB (2)	-	-	5,887	113	5,887	113
U.S. government agency MBS:
GNMA (1)	22,103	358	15,262	420	37,365	778
U.S. government sponsored enterprise MBS:
Fannie Mae	18,647	66	15,375	410	34,022	476
Freddie Mac	1,369	2	-	-	1,369	2
Private issue CMO:
Washington Mutual, Inc.	-	-	5,412	145	5,412	145
Total	$ 42,119	$ 426	$ 107,224	$ 2,674	$ 149,343	$ 3,100

(1)	Government National Mortgage Association (“GNMA”)
(2)	Federal Farm Credit Banks (“FFCB”)

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

Contractual maturities of investment securities as of June 30, 2007 and 2006 were as follows:

	June 30, 2007		June 30, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$19,000	$18,836	$32,029	$31,506
Due after one through five years	1	1	19,002	18,408
Due after five years	-	-	-	-
	19,001	18,837	51,031	49,914
Available for sale
Due in one year or less	8,095	7,965	14,142	13,944
Due after one through five years	1,850	1,813	9,849	9,463
Due after five through ten years	-	-	-	-
Due after ten years	120,947	121,151	103,010	101,883
No stated maturity (common stock)	125	913	125	868
	131,017	131,842	127,126	126,158
Total investment securities	$150,018	$150,679	$178,157	$176,072

3.	Loans Held for Investment:

Loans held for investment consisted of the following:

(In Thousands)	June 30,
	2007	2006

Mortgage loans:
Single-family	$ 826,249	$ 828,091
Multi-family	330,231	219,072
Commercial real estate	147,545	127,342
Construction	60,571	149,517
Commercial business loans	10,054	12,911
Consumer loans	509	734
Other loans	9,307	16,244
	1,384,466	1,353,911
Less:
Undisbursed loan funds	(25,484)	(84,024)
Deferred loan costs	5,152	3,417
Allowance for loan losses	(14,845)	(10,307)
Total loans held for investment, net	$ 1,349,289	$ 1,262,997

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

The following table sets forth information at June 30, 2007 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable interest rate loans and fixed interest rate loans.  Adjustable interest rate loans having no stated repricing dates and overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Bank’s actual repricing experience to differ materially from that shown below.

	Adjustable Rate
		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond	Fixed
(In Thousands)	One Year	3 Years	5 Years	10 Years	10 Years	Rate	Total

Mortgage loans:
Single-family	$ 116,349	$ 268,726	$ 427,441	$ 2,015	$ -	$ 11,718	$ 826,249
Multi-family	95,009	95,546	99,345	24,482	-	15,849	330,231
Commercial real estate	30,731	57,098	40,241	481	-	18,994	147,545
Construction	59,702	-	-	-	-	869	60,571
Commercial business loans	6,234	447	-	-	-	3,373	10,054
Consumer loans	503	-	-	-	-	6	509
Other loans	7,282	-	-	-	-	2,025	9,307
Total loans held for
investment	$ 315,810	$ 421,817	$ 567,027	$ 26,978	$ -	$ 52,834	$ 1,384,466

The following summarizes the components of the net change in the allowance for loan losses:

	Year Ended June 30,
(In Thousands)	2007	2006	2005

Balance, beginning of period	$10,307	$9,215	$7,614
Provision for losses	5,078	1,134	1,641
Recoveries	1	2	2
Charge-offs	(541)	(44)	(42)
Balance, end of period	$14,845	$10,307	$9,215

Notes to Consolidated Financial Statements

Non-accrual loans were $15.9 million and $2.5 million at June 30, 2007 and 2006, respectively.  The effect of non-accrual and restructured loans on interest income for the years ended June 30, 2007, 2006 and 2005 is presented below:

	Year Ended June 30,
(In Thousands)	2007	2006	2005

Contractual interest due	$1,162	$146	$1
Interest recognized	(173)	(33)	-
Net interest foregone	$989	$113	$1

The following tables identify the Corporation’s total recorded investment in impaired loans by type, net of specific allowances, at June 30, 2007 and 2006:

(In Thousands)	June 30, 2007
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 2,651	$ (621)	$ 2,030
Without a related allowance	11,241	-	11,241
Total single-family loans	13,892	(621)	13,271

Construction:
With a related allowance	4,981	(2,624)	2,357
Total construction loans	4,981	(2,624)	2,357

Commercial business loans:
With a related allowance	252	(81)	171
Total commercial business loans	252	(81)	171

Other loans:
Without a related allowance	108	-	108
Total other loans	108	-	108
Total impaired loans	$ 19,233	$ (3,326)	$ 15,907

Notes to Consolidated Financial Statements

(In Thousands)	June 30, 2006
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 508	$ (106)	$ 402
Without a related allowance	812	-	812
Total single-family loans	1,320	(106)	1,214

Construction:
With a related allowance	462	(76)	386
Without a related allowance	1,313	-	1,313
Total construction loans	1,775	(76)	1,699

Commercial business loans:
With a related allowance	60	(56)	4
Total commercial business loans	60	(56)	4
Total impaired loans	$ 3,155	$ (238)	$ 2,917

At June 30, 2007 and 2006, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

During the years ended June 30, 2007, 2006 and 2005, the Corporation’s average investment in impaired loans was $10.2 million, $1.8 million and $1.4 million, respectively.  Interest income of $646,000, $192,000 and $328,000 was recognized, based on cash receipts, on impaired loans during the years ended June 30, 2007, 2006 and 2005, respectively.  The Corporation records interest on non-accrual loans utilizing the cash basis method of accounting during the periods when the loans are on non-accrual status.

In the ordinary course of business, the Bank makes loans to its directors, officers and employees at substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers.  The following is a summary of related-party loan activity:

	Year Ended June 30,
(In Thousands)	2007	2006	2005

Balance, beginning of period	$5,497	$5,417	$4,398
Originations	3,157	4,111	13,896
Sales/payments	(5,531)	(4,031)	(12,877)
Balance, end of period	$3,123	$5,497	$5,417

Notes to Consolidated Financial Statements

4.	Mortgage Loan Servicing and Loans Originated for Sale:

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation:

	Year Ended June 30,
(In Thousands)	2007	2006	2005

Loans serviced for Freddie Mac	$6,315	$8,918	$12,784
Loans serviced for Fannie Mae	21,206	22,484	27,789
Loans serviced for FHLB – San Francisco	173,239	201,644	226,995
Loans serviced for other institutional investors	5,028	6,604	7,562
Total loans serviced for others	$205,788	$239,650	$275,130

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.  Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.  As of June 30, 2007 and 2006, the Corporation held borrowers’ escrow balances related to loans serviced for others of $493,000 and $559,000, respectively.

The following table summarizes the estimated aggregate amortization expense for servicing assets as of June 30, 2007:

Amount
Year Ended June 30,	(In Thousands)

2008	$ 353
2009	265
2010	150
2011	125
2012	98
Thereafter	-
Total estimated amortization expense	$ 991

Loans sold consisted of the following:

(In Thousands)	Year Ended June 30,
	2007	2006	2005

Loans sold:
Servicing – released	$ 1,119,330	$ 1,242,093	$ 1,232,682
Servicing – retained	4,108	19,348	81,711
Total loans sold	$ 1,123,438	$ 1,261,441	$ 1,314,393

Notes to Consolidated Financial Statements

Loans held for sale consisted of the following:

	June 30,
(In Thousands)	2007	2006

Fixed rate	$1,337	$162
Adjustable rate	-	4,551
Total loans held for sale	$1,337	$4,713

5.	Real Estate Held for Investment and Real Estate Owned:

Real estate held for investment consisted of the following:

	June 30,
(In Thousands)	2007	2006

Real estate held for investment	$-	$653
Less accumulated depreciation	-	-
Total real estate held for investment, net	$-	$653

The Corporation sold land located in Riverside, California on July 28, 2006, resulting in a pretax gain of $2.3 million (approximately $1.3 million net of taxes).

Real estate owned consisted of the following:

	June 30,
(In Thousands)	2007	2006

Real estate owned	$3,804	$-
Less allowance for real estate losses	-	-
Total real estate owned, net	$3,804	$-

Real estate owned was primarily the result of real estate acquired in the settlement of loans during fiscal 2007.  As of June 30, 2007, real estate owned was comprised of 10 properties, primarily single-family residences located in Southern California.  During fiscal 2007, the Bank sold five properties for a net loss of $32,000, inclusive of expenses for the sold properties.

Notes to Consolidated Financial Statements

6.	Premises and Equipment:

Premises and equipment consisted of the following:

	June 30,
(In Thousands)	2007	2006

Land	$3,051	$3,051
Buildings	8,416	8,353
Leasehold improvements	1,525	1,244
Furniture and equipment	7,030	6,233
Automobiles	81	81
	20,103	18,962
Less accumulated depreciation and amortization	(12,980)	(12,102)
Total premises and equipment, net	$7,123	$6,860

Depreciation and amortization expense for the years ended June 30, 2007, 2006 and 2005 amounted to $972,000, $1.2 million and $1.1 million, respectively.

7.	Deposits:

(Dollars in Thousands)	June 30, 2007		June 30, 2006
	Interest Rate	Amount	Interest Rate	Amount

Checking deposits – non interest-bearing	-	$ 43,694	-	$ 48,776
Checking deposits – interest-bearing (1)	0% - 3.92%	122,588	0% - 1.98%	131,265
Savings deposits (1)	0% - 5.11%	153,036	0% - 4.41%	181,806
Money market deposits (1)	0% - 5.12%	30,647	0% - 2.99%	29,274
Time deposits
Under $100	0.40% - 5.84%	302,738	0.40% - 5.52%	253,705
$100 and over (2)	2.47% - 5.70%	345,869	0.40% - 5.47%	272,756
Total deposits		$ 998,572		$ 917,582
Weighted average interest rate on deposits		3.63%		2.83%

(1)	Certain interest-bearing checking, savings and money market accounts require a minimum balance to earn interest.
(2)	Includes a single depositor with balances of $100.0 million.

Notes to Consolidated Financial Statements

The aggregate annual maturities of time deposits are as follows:

	June 30,
(In Thousands)	2007	2006

One year or less	$434,463	$305,870
Over one to two years	162,722	129,299
Over two to three years	46,985	77,419
Over three to four years	1,912	10,146
Over four to five years	2,525	3,727
Total time deposits	$648,607	$526,461

Interest expense on deposits is summarized as follows:

	Year Ended June 30,
(In Thousands)	2007	2006	2005

Checking deposits – interest-bearing	$961	$814	$680
Savings deposits	2,823	3,151	4,484
Money market deposits	510	410	490
Time deposits	26,867	17,691	10,508
Total interest expense on deposits	$31,161	$22,066	$16,162

The Corporation is required to maintain cash and reserve balances with the Federal Reserve Bank.  Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank.  The cash balances maintained by the Bank at June 30, 2007 and 2006 were sufficient to cover the reserve requirements.

8.	Borrowings:

Advances from the FHLB – San Francisco, which mature on various dates through 2021, are collateralized by pledges of certain real estate loans with an aggregate principal balance at June 30, 2007 and 2006 of $875.2 million and $737.3 million, respectively.  In addition, the Bank pledged investment securities totaling $24.9 million at June 30, 2007 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) program as compared to $54.6 million at June 30, 2006.  At June 30, 2007, the Bank’s FHLB – San Francisco borrowing capacity, which is limited to 50% of total assets reported on the Bank’s quarterly thrift financial report, is approximately $885.2 million as compared to 40%, its previous limit, of total assets or $624.7 million at June 30, 2006.  In addition, the Bank has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $60.0 million which matures on November 30, 2007.  As of June 30, 2007 and 2006, the Bank has no borrowings outstanding under this facility.

Notes to Consolidated Financial Statements

Borrowings consisted of the following:

	June 30,
(In Thousands)	2007	2006

FHLB – San Francisco advances	$478,774	$491,711
SBC FHLB – San Francisco advances	24,000	54,500
Total borrowings	$502,774	$546,211

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock.  The Bank held the required investment of $32.2 million and an excess investment of $11.7 million at June 30, 2007, as compared to the required investment of $35.6 million and an excess investment of $2.0 million at June 30, 2006.  Any excess may be redeemed at par by the Bank or returned by FHLB – San Francisco.

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2007	2006	2005

Balance outstanding at the end of period:
FHLB – San Francisco advances	$502,774	$546,211	$550,845
Correspondent bank advances	-	-	$10,000

Weighted average rate at the end of period:
FHLB – San Francisco advances	4.55%	4.53%	3.95%
Correspondent bank advances	-	-	3.39%

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$689,443	$572,342	$550,845
Correspondent bank advances	$1,000	-	$10,000

Average short-term borrowings during the period (1)
with respect to:
FHLB – San Francisco advances	$281,267	$121,950	$135,708
Correspondent bank advances	$168	$205	$334

Weighted average short-term borrowing rate during the period (1)
with respect to:
FHLB – San Francisco advances	4.89%	4.11%	2.84%
Correspondent bank advances	5.34%	3.46%	2.05%
(1) Borrowings with a remaining term of 12 months or less.

Notes to Consolidated Financial Statements

The aggregate annual contractual maturities of borrowings are as follows:

	June 30,
(Dollars in Thousands)	2007	2006

Within one year	$246,000	$157,400
Over one to two years	30,000	132,000
Over two to three years	72,000	30,000
Over three to four years	88,000	72,000
Over four to five years	65,000	88,000
Over five years	1,774	66,811
Total borrowings	$502,774	$546,211
Weighted average interest rate	4.55%	4.53%

9.	Income Taxes:

The provision (benefit) for income taxes consisted of the following:

(In Thousands)	Year Ended June 30,
	2007	2006	2005

Current:
Federal	$ 6,568	$ 13,221	$ 9,670
State	2,392	4,504	3,318
	8,960	17,725	12,988
Deferred:
Federal	233	(1,561)	792
State	(69)	(488)	297
	164	(2,049)	1,089
Provision for income taxes	$ 9,124	$ 15,676	$ 14,077

The Corporation’s tax benefit from non-qualified equity compensation in fiscal 2007, fiscal 2006 and fiscal 2005 was approximately $81,000, $2.6 million and $322,000, respectively.

Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	Year Ended June 30,
	2007 As Restated	2006 As Restated	2005 As Restated

Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	7.5	7.2	7.1
Other	4.1	2.2	2.1
Effective income tax rate	46.6%	44.4%	44.2%

Deferred tax (assets) liabilities by jurisdiction were as follows:

	June 30,
(In Thousands)	2007	2006

Deferred taxes – federal	$105	$(728)
Deferred taxes – state	(133)	(113)
Total net deferred tax assets	$(28)	$(841)

Deferred tax (assets) liabilities were comprised of the following:

(In Thousands)	June 30,
	2007	2006

Depreciation	$ 156	$ 665
FHLB – San Francisco stock dividends	5,067	4,047
Unrealized gain on investment securities	343	-
Unrealized gain on interest-only strips	159	109
Deferred loan costs	3,038	2,624
Total deferred tax liabilities	8,763	7,445

State taxes	(757)	(1,365)
Loss reserves	(6,387)	(4,633)
Deferred compensation	(1,486)	(1,697)
Accrued vacation	(142)	(126)
Unrealized loss on investment securities	-	(406)
Other	(19)	(59)
Total deferred tax assets	(8,791)	(8,286)
Net deferred tax assets	$ (28)	$ (841)

The net deferred tax (assets) liabilities are included in Other Assets or Other Liabilities in the accompanying Consolidated Statements of Financial Condition.

Notes to Consolidated Financial Statements

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

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

As of June 30, 2007 and 2006, the most recent notification from the Office of Thrift Supervision categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum Total Risk-Based Capital (to risk-weighted assets), Core Capital (to adjusted tangible assets) and Tier 1 Risk-Based Capital (to risk-weighted assets) as set forth in the table.  There are no conditions or events since that notification the management believes have changed the Bank’s category.

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

Notes to Consolidated Financial Statements

The Bank’s actual capital amounts and ratios as of June 30, 2007 and 2006 are as follows:

(Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2007, as Restated:
Total Risk-Based Capital	$ 134,474	12.49%	$ 86,103	> 8.0%	$ 107,629	> 10.0%
Core Capital	125,568	7.62%	65,884	> 4.0%	82,355	> 5.0%
Tier 1 Risk-Based Capital	122,591	11.39%	N/A	N/A	64,577	> 6.0%
Tangible Capital	125,568	7.62%	24,707	> 1.5%	N/A	N/A

As of June 30, 2006, as Restated:
Total Risk-Based Capital	$ 138,745	13.37%	$ 83,037	> 8.0%	$ 103,796	> 10.0%
Core Capital	131,246	8.08%	64,974	> 4.0%	81,218	> 5.0%
Tier 1 Risk-Based Capital	128,341	12.36%	N/A	N/A	62,278	> 6.0%
Tangible Capital	131,246	8.08%	24,365	> 1.5%	N/A	N/A

11.	Benefit Plans:

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements.  Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service.  The Corporation makes matching contributions up to 3% of participants’ pretax compensation.  Participants vest immediately in their own contributions with 100% vesting in the Corporation’s contributions occurring after six years of credited service.  The Corporation’s expense for the plan was approximately $426,000, $411,000 and $379,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

The Corporation has a multi-year employment agreement with one executive officer, which requires payments of certain benefits upon retirement.  The obligation was fully funded at June 30, 2007 and actuarially determined retirement costs are being accrued and expensed annually.

ESOP (Employee Stock Ownership Plan)

An ESOP was established on June 27, 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours.  The ESOP Trust borrowed $4.1 million from the Corporation to purchase 922,538 shares of the common stock issued in the conversion.  Shares purchased with the loan proceeds are held in an unearned ESOP account and released on a pro rata basis based on the distribution schedule and repayment of the ESOP loan.  The loan is principally repaid from the Corporation’s contributions to the ESOP over a period of 15 years.  In addition to the scheduled principal payments, the ESOP Trust has paid additional principal amounts, which came from cash dividends received on the unallocated ESOP shares.  The additional principal payments in fiscal 2007 and 2006 were $131,000 and $164,000, respectively.  These loan payments resulted in additional compensation expense and ESOP share releases.  At June 30, 2007 and 2006, the outstanding balance on the loan was $622,000 and $1.1 million, respectively.  Contributions

Notes to Consolidated Financial Statements

to the ESOP and share releases from the unearned ESOP account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation.  Benefits generally become 100% vested after six years of credited service.  Vesting accelerates upon retirement, death or disability of the participant or in the event of a change in control of the Corporation.  Forfeitures are reallocated among remaining participating employees in the same proportion as contributions.  Benefits are payable upon death, retirement, early retirement, disability or separation from service.  Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.  The expense related to the ESOP was $2.6 million, $2.6 million and $2.6 million for the years ended June 30, 2007, 2006 and 2005, respectively.  Of these expenses, $835,000, $904,000 and $893,000 were related to additional share releases consistent with the payment of the ESOP loan for the years ended June 30, 2007, 2006 and 2005, respectively.  At June 30, 2007 and 2006, the unearned ESOP account of $455,000 and $854,000, respectively, was reported as a reduction to stockholders’ equity.

The table below reflects ESOP activity for the year indicated (in number of shares):

	June 30,
	2007	2006	2005
	As Restated	As Restated	As Restated
Unallocated shares at beginning of year	192,255	284,885	378,253
Allocated	(89,946)	(92,630)	(93,368)
Unallocated shares at end of year	102,309	192,255	284,885

The fair value of unallocated ESOP shares was $2.6 million, $5.8 million and $8.0 million at June 30, 2007, 2006 and 2005, respectively.

12.	Incentive Plans:

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

Equity Incentive Plan.  The Corporation established and the shareholders approved the 2006 Equity Incentive Plan (“2006 Plan”) for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary.  The 2006 Plan authorizes 365,000 stock options and 185,000 shares of restricted stock.  The 2006 Plan also provides that no person may be granted more than 73,000 stock options or 27,750 shares of restricted stock in any one year.

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

Notes to Consolidated Financial Statements

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

The following is a summary of stock option activity since the inception of the 2006 Plan and changes during the fiscal year ended June 30, 2007 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	-	-
Granted	187,300	$28.31
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2007	187,300	$28.31	9.61	NIL
Vested and expected to vest at June 30, 2007	149,840	$28.31	9.61	NIL
Exercisable at June 30, 2007	-	-	-	-

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

b) Equity Incentive Plan – Restricted Stock.  The Corporation will use 185,000 shares of its treasury stock to fund the 2006 Plan.  Awarded shares typically vest over a five-year period as long as the director, advisory director, director emeriti, officer or employee remains in service to the Corporation.  Once vested, a recipient of restricted stock will have all the rights of a shareholder, including the power to vote and the right to receive dividends.  The Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

A total of 62,750 shares of restricted stock were awarded in the third quarter of fiscal 2007.  At June 30, 2007, the value of the unearned restricted stock was $1.6 million, and reported as a reduction to stockholders’ equity (included in the Consolidated Statements of Financial Condition under additional paid-in capital, as per SFAS No. 123(R)).

Notes to Consolidated Financial Statements

As of June 30, 2007, there were 122,250 shares of restricted stock available for future awards.

A summary of the status of the Corporation’s unvested restricted stock since the inception of the plan and changes during the fiscal year ended June 30, 2007 is presented below:

Unvested Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at July 1, 2006	-	-
Granted	62,750	$26.49
Vested	-	-
Forfeited	-	-
Unvested at June 30, 2007	62,750	$26.49
Expected to vest at June 30, 2007	50,200	$26.49

As of June 30, 2007, the unvested share-based compensation awarded under the 2006 Plan is expected to be recognized over a weighted-average period of 4.6 years.  Similar to options, a forfeiture rate of 20 percent is used for the restricted stock compensation expense calculations.

Stock Option Plans.  The Corporation established the 1996 Stock Option Plan and the 2003 Stock Option Plan (collectively, the “Stock Option Plans”) for key employees and eligible directors under which options to acquire up to 1.15 million shares and 352,500 shares of common stock, respectively, may be granted.  Under the Stock Option Plans, options may not be granted at a price less than the fair market value at the date of the grant.  Options vest over a five-year period on a pro-rata basis as long as the employee or director remains an employee or director of the Corporation.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years.

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

Notes to Consolidated Financial Statements

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Expected volatility range	23%	20% - 21%	14% - 18%
Weighted-average volatility	23%	20%	16%
Expected dividend yield	2.0%	1.9% - 2.0%	1.3% - 2.0%
Expected term (in years)	7.4	7.6 – 7.8	7.8 – 10.0
Risk-free interest rate	4.5% - 5.0%	4.1% - 4.7%	4.0% - 4.5%

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

The following is a summary of stock option activity under the 1996 and 2003 Plans:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2004	1,024,850	$13.49
Granted	68,000	26.91
Exercised	(74,775)	7.96
Forfeited	(43,450)	18.81
Outstanding at June 30, 2005	974,625	$14.62	5.52	$13,148
Vested and expected to vest at June 30, 2005	900,925	$13.71	5.24	$12,973
Exercisable at June 30, 2005	686,125	$10.41	4.13	$12,144

Outstanding at July 1, 2005	974,625	$14.62
Granted	19,000	30.03
Exercised	(403,632)	7.27
Forfeited	(37,000)	25.83
Outstanding at June 30, 2006	552,993	$19.77	6.92	$5,657
Vested and expected to vest at June 30, 2006	503,353	$19.18	6.79	$5,447
Exercisable at June 30, 2006	344,793	$16.66	6.30	$4,600

Outstanding at July 1, 2006	552,993	$19.77
Granted	64,000	30.02
Exercised	(51,393)	19.80
Forfeited	-	-
Outstanding at June 30, 2007	565,600	$20.93	6.28	$2,822
Vested and expected to vest at June 30, 2007	523,980	$20.48	6.17	$2,795
Exercisable at June 30, 2007	357,500	$17.64	5.48	$2,689

The weighted-average grant-date fair value of options granted during the fiscal years ended June 30, 2007, 2006 and 2005 was $8.43, $7.77 and $7.22 per share, respectively.  The total intrinsic value of options exercised during the years ended June 30, 2007, 2006 and 2005 was $411,000, $8.3 million and $1.5 million, respectively.

Notes to Consolidated Financial Statements

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

Management Recognition Plan (“MRP”). The Corporation established the MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock.  The Corporation acquired 461,250 shares of its common stock in the open market to fund the MRP in 1997.  All of the MRP shares have been awarded.  Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation.  The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at the award date.  MRP compensation expense was $58,000, $92,000 and $135,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

A summary of the activity of the Corporation’s unvested MRP stock is presented below:

Unvested Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at July 1, 2004	36,526	$10.74
Granted	-	-
Vested	(13,468)	10.00
Forfeited	-	-
Unvested at June 30, 2005	23,058	$11.17
Granted	-	-
Vested	(13,470)	10.00
Forfeited	-	-
Unvested at June 30, 2006	9,588	$12.81
Granted	-	-
Vested	(5,820)	12.26
Forfeited	-	-
Unvested at June 30, 2007	3,768	$13.67

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

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Corporation.  Stock options outstanding as of June 30, 2007, 2006 and 2005 were 752,900, 542,993 and 974,625, respectively.  Of these options outstanding as of June 30, 2007, 2006 and 2005, 292,800, 10,000 and 20,000, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2007 As Restated
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 10,451	6,557,550	$ 1.59
Effect of dilutive shares:
Stock options		114,274
Restricted stock		3,893
Diluted EPS	$ 10,451	6,675,717	$ 1.57

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2006 As Restated
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 19,636	6,704,865	$ 2.93
Effect of dilutive shares:
Stock options		249,048
Restricted stock		6,409
Diluted EPS	$ 19,636	6,960,322	$ 2.82

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2005 As Restated
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 17,806	6,637,336	$ 2.68
Effect of dilutive shares:
Stock options		489,510
Restricted stock		12,842
Diluted EPS	$ 17,806	7,139,688	$ 2.49

14.	Commitments and Contingencies:

The Corporation is involved in various legal matters associated with its normal operations.  In the opinion of management, these matters will be resolved without material effect on the Corporation’s financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements

The Corporation conducts a portion of its operations in leased facilities under non-cancelable agreements classified as operating leases. The following is a schedule of minimum rental payments under such operating leases, which expire in various years:

Amount
Year Ended June 30,	(In Thousands)

2008	$1,067
2009	960
2010	667
2011	379
2012	194
Thereafter	134
Total minimum payments required	$3,401

Lease expense under operating leases was approximately $1.2 million, $1.0 million and $797,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

15.	Derivatives and Other Financial Instruments with Off-Balance Sheet Risks:

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.

	June 30,
Commitments	2007	2006
(In Thousands)
Undisbursed loan funds – Construction loans	$25,484	$84,024
Undisbursed lines of credit – Single-family loans	3,326	6,824
Undisbursed lines of credit – Commercial business loans	14,532	10,545
Undisbursed lines of credit – Consumer loans	1,637	1,633
Commitments to extend credit on loans held for investment	9,387	20,858
	$54,366	$123,884

Commitments to extend credit are agreements to lend money to a customer at some future date as long as all conditions have been met in the agreement.  These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee.  Since some of these commitments are expected to expire, the total commitment amount outstanding does not necessarily represent future cash requirements.  The Corporation evaluates each customer’s creditworthiness on a case-by-case basis prior to issuing a commitment.  At June 30, 2007 and 2006, interest rates on commitments to extend credit ranged from 5.88% to 12.00% and 5.88% to 10.00%, respectively.

Notes to Consolidated Financial Statements

In an effort to minimize its exposure to interest rate fluctuations on commitments to extend credit where the underlying loan will be sold, the Corporation enters into forward loan sale agreements to sell certain dollar amounts of fixed rate and adjustable rate loans to third parties.  These agreements specify the minimum maturity of the loans, the yield to the purchaser, the servicing spread to the Corporation (if servicing is retained), the maximum principal amount of all loans to be delivered and the maximum principal amount of individual loans to be delivered.  The Corporation typically satisfies these forward loan sale agreements with its current loan production; at June 30, 2007 and 2006 the aggregate amount of loans held for sale and of commitments to extend credit on loans to be held for sale exceeded the Corporation’s forward loan sale agreements.  At June 30, 2007 and 2006, interest rates on forward loan sale agreements ranged from 6.00% to 6.50% and 6.00% to 6.50%, respectively.

In addition to the instruments described above, the Corporation also purchases over-the-counter put option contracts (with expiration dates that generally coincide with the terms of the commitments to extend credit), which mitigates the interest rate risk inherent in commitments to extend credit.  In addition to put option contracts, the Corporation may purchase call option contracts to adjust its risk positions.  The contract amounts of these instruments reflect the extent of involvement the Corporation has in this particular class of financial instruments.  The Corporation’s exposure to loss on these financial instruments is limited to the premiums paid for the put and call option contracts.  Put and call options are adjusted to market in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  As of June 30, 2007, the notional value of put option contracts were $11.5 million with a fair value of $112,000 and the notional value of call option contracts were $1.0 million with a fair value of $4,000.  As of June 30, 2006, the notional value of put option contracts were $9.0 million with a fair value of $53,000.  There were no call option contracts at June 30, 2006.  The Corporation may also enter into forward commitments to purchase MBS (commonly referred to as a “synthetic call”) to lock in profits (losses) from its put option contracts.  As of June 30, 2007, total forward commitments to purchase MBS were $6.5 million with a fair value of $23,000.  The Corporation did not have forward commitments to purchase MBS at June 30, 2006.

In accordance with SFAS No. 133 and interpretations of the FASB’s Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements, forward commitments to purchase MBS, put option and call option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.  The net impact of derivative financial instruments on the Consolidated Statements of Operations during the years ended June 30, 2007, 2006 and 2005 was a gain of $212,000, a gain of $71,000 and a loss of $264,000, respectively.

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

FHLB – San Francisco stock: The carrying amount reported for FHLB – San Francisco stock approximates fair value.  If redeemed, the Corporation will receive an amount equal to the par value of the stock.

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

Notes to Consolidated Financial Statements

The carrying amount and fair values of the Corporation’s financial instruments were as follows:

	June 30, 2007		June 30, 2006
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$12,824	$12,824	$16,358	$16,358
Investment securities	150,843	150,679	177,189	176,072
Loans held for investment, net	1,349,289	1,343,574	1,262,997	1,241,662
Loans held for sale	1,337	1,337	4,713	4,767
Receivable from sale of loans	60,513	60,513	99,930	99,930
Accrued interest receivable	7,235	7,235	6,774	6,774
FHLB – San Francisco stock	43,832	43,832	37,585	37,585

Financial liabilities:
Deposits	998,572	998,081	917,582	859,282
Borrowings	502,774	497,636	546,211	534,263
Accrued interest payable	2,307	2,307	2,019	2,019

Derivative Financial Instruments:
Commitments to extend credit on loans to be held
for sale	24	24	(192)	(192)
Forward loan sale agreements	(51)	(51)	(94)	(94)
Forward commitments to purchase MBS	23	23	-	-
Put option contracts	112	112	53	53
Call option contracts	4	4	-	-

Notes to Consolidated Financial Statements

17.	Operating Segments:

The following tables illustrate the Corporation’s operating segments for the years ended June 30, 2007, 2006 and 2005, respectively.

(In Thousands)	Year Ended June 30, 2007
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income (loss), after provision for loan losses	$ 36,933	$ (235)	$ 36,698
Non-interest income:
Loan servicing and other fees	(311)	2,443	2,132
Gain on sale of loans, net	210	9,108	9,318
Deposit account fees	2,087	-	2,087
Net gain on sale of real estate	2,359	-	2,359
Other	1,686	(21)	1,665
Total non-interest income	6,031	11,530	17,561

Non-interest expense:
Salaries and employee benefits	14,190	8,677	22,867
Premises and occupancy	2,152	1,162	3,314
Operating and administrative expenses	4,192	4,311	8,503
Total non-interest expenses	20,534	14,150	34,684
Income (loss) before income taxes	22,430	(2,855)	19,575
Provision (benefit) for income taxes	10,245	(1,121)	9,124
Net income (loss)	$ 12,185	$ (1,734)	$ 10,451
Total assets, end of period	$ 1,582,604	$ 64,912	$ 1,647,516

Notes to Consolidated Financial Statements

(In Thousands)	Year Ended June 30, 2006
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, after provision for loan losses	$ 40,818	$ 2,102	$ 42,920
Non-interest income:
Loan servicing and other fees	(1,504)	4,076	2,572
Gain on sale of loans, net	491	12,990	13,481
Deposit account fees	2,093	-	2,093
Net gain on sale of real estate	6,355	-	6,355
Other	1,707	1	1,708
Total non-interest income	9,142	17,067	26,209

Non-interest expense:
Salaries and employee benefits	13,389	7,995	21,384
Premises and occupancy	2,041	995	3,036
Operating and administrative expenses	5,337	4,060	9,397
Total non-interest expenses	20,767	13,050	33,817
Income before income taxes	29,193	6,119	35,312
Provision for income taxes	12,866	2,810	15,676
Net income	$16,327	$3,309	$ 19,636
Total assets, end of period	$ 1,516,353	$ 106,117	$ 1,622,470

Notes to Consolidated Financial Statements

(In Thousands)	Year Ended June 30, 2005
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, after provision for loan losses	$ 37,132	$ 3,740	$ 40,872
Non-interest income:
Loan servicing and other fees	(4,705)	6,380	1,675
Gain on sale of loans, net	579	18,127	18,706
Deposit account fees	1,789	-	1,789
Net gain on sale of investment securities	384	-	384
Other	1,860	4	1,864
Total non-interest (loss) income	(93)	24,511	24,418

Non-interest expense:
Salaries and employee benefits	14,560	7,966	22,526
Premises and occupancy	1,972	763	2,735
Operating and administrative expenses	4,540	3,606	8,146
Total non-interest expenses	21,072	12,335	33,407
Income before income taxes	15,967	15,916	31,883
Provision for income taxes	7,219	6,858	14,077
Net income	$ 8,748	$ 9,058	$ 17,806
Total assets, end of period	$ 1,460,533	$ 171,589	$ 1,632,122

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Corporation’s internal transfer pricing arrangements determined by management primarily consist of the following:
1.
Borrowings for PBM are indexed monthly to the higher of the three-month FHLB – San Francisco advance rate on the first Friday of the month plus 50 basis points or the Bank’s cost of funds for the prior month.

2.
PBM receives servicing released premiums for new loans transferred to the Bank’s loans held for investment.  The servicing released premiums in the years ended June 30, 2007, 2006 and 2005 were $2.1 million, $3.3 million and $5.1 million, respectively.

3.
PBM receives a premium (gain on sale of loans) or a discount (loss on sale of loans) for the loans transferred to the Bank’s loans held for investment.  The (loss) gain on sale of loans in the years ended June 30, 2007, 2006 and 2005 was $(192,000), $(128,000) and $489,000, respectively.

4.	PBM receives fees for loans sold on a servicing retained basis from the Bank. The fees in the years ended June 30, 2007, 2006 and 2005 were $14,000, $145,000 and $517,000, respectively.
5.
Loan servicing costs are charged to PBM by the Bank based on the number of loans held for sale multiplied by a fixed fee which is subject to management’s review.  The loan servicing costs in the years ended June 30, 2007, 2006 and 2005 were $65,000, $80,000 and $104,000, respectively.

6.
The Bank allocates quality assurance costs to PBM for its loan production, subject to management’s review.  Quality assurance costs allocated to PBM in the years ended June 30, 2007, 2006 and 2005 were $129,000, $165,000 and $148,000, respectively.

7.
The Bank allocates loan vault service costs to PBM for its loan production, subject to management’s review.  The loan vault service costs allocated to PBM in the years ended June 30, 2007, 2006 and 2005 were $72,000, $70,000 and $78,000, respectively.

Notes to Consolidated Financial Statements

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

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed statements of financial condition for Provident Financial Holdings (Holding Company only) as of June 30, 2007 and 2006 and condensed statements of operations and cash flows for each of the three years for the period ended June 30, 2007.

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2007	2006

Assets
Cash and cash equivalents	$ 1,405	$ 3,332
Investment in subsidiary	126,922	131,747
Other assets	638	1,170
	$ 128,965	$ 136,249

Liabilities and Stockholders’ Equity
Other liabilities	$ 168	$ 101
Stockholders’ equity	128,797	136,148
	$ 128,965	$ 136,249

Condensed Statements of Operations

	Year Ended June 30,
(In Thousands)	2007	2006	2005

Interest and other income	$ 119	$ 146	$ 239
General and administrative expenses	630	657	574
Loss before equity in net earnings of the subsidiary	(511)	(511)	(335)
Equity in net earnings of the subsidiary	10,744	19,931	18,000
Income before income taxes	10,233	19,420	17,665
Benefit for income taxes	(218)	(216)	(141)
Net income	$ 10,451	$ 19,636	$ 17,806

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2007	2006	2005

Cash flows from operating activities:
Net income	$ 10,451	$ 19,636	$ 17,806
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in net earnings of the subsidiary	(10,744)	(19,931)	(18,000)
Tax benefit from non-qualified equity compensation	(81)	(2,572)	322
Decrease in other assets	484	4,715	33
Increase (decrease) in other liabilities	67	73	(21)
Net cash provided by operating activities	177	1,921	140

Cash flow from investing activities:
Cash dividend received from the Bank	20,000	6,000	8,250
Capital contribution to the Bank	-	-	(3,000)
Net cash provided by investing activities	20,000	6,000	5,250

Cash flow from financing activities:
ESOP loan payment	131	164	193
Exercise of stock options	1,017	2,933	595
Tax benefit from non-qualified equity compensation	81	2,572	-
Treasury stock purchases	(18,703)	(10,478)	(5,293)
Cash dividends	(4,630)	(4,054)	(3,647)
Net cash used for financing activities	(22,104)	(8,863)	(8,152)
Net decrease in cash and cash equivalents	(1,927)	(942)	(2,762)
Cash and cash equivalents at beginning of year	3,332	4,274	7,036
Cash and cash equivalents at end of year	$ 1,405	$ 3,332	$ 4,274

Notes to Consolidated Financial Statements

19.	Quarterly Results of Operations (Unaudited):

The following tables set forth the quarterly financial data, which have been restated for the matters discussed in Note 21, for the fiscal years ended June 30, 2007 and 2006.

	For Fiscal Year 2007, as Restated
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2007	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, Except Per Share Amount)

Interest income	$100,968	$25,148	$26,164	$25,469	$24,187
Interest expense	59,192	15,298	15,497	14,966	13,431
Net interest income	41,776	9,850	10,667	10,503	10,756

Provision (recovery) for loan losses	5,078	(490)	1,185	3,746	637
Net interest income, after provision
(recovery) for loan losses	36,698	10,340	9,482	6,757	10,119

Non-interest income	17,561	2,214	3,679	4,274	7,394
Non-interest expense	34,684	8,946	8,771	8,501	8,466
Income before income taxes	19,575	3,608	4,390	2,530	9,047

Provision for income taxes	9,124	1,777	2,031	1,295	4,021
Net income	$10,451	$1,831	$2,359	$1,235	$5,026

Basic earnings per share	$1.59	$0.29	$0.36	$0.19	$0.74
Diluted earnings per share	$1.57	$0.28	$0.36	$0.18	$0.73

Notes to Consolidated Financial Statements

	For Fiscal Year 2007, as Previously Reported
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2007	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, Except Per Share Amount)

Interest income	$100,968	$25,148	$26,164	$25,469	$24,187
Interest expense	59,192	15,298	15,497	14,966	13,431
Net interest income	41,776	9,850	10,667	10,503	10,756

Provision (recovery) for loan losses	5,078	(490)	1,185	3,746	637
Net interest income, after provision
(recovery) for loan losses	36,698	10,340	9,482	6,757	10,119

Non-interest income	17,561	2,214	3,679	4,274	7,394
Non-interest expense	33,849	8,782	8,592	8,241	8,234
Income before income taxes	20,410	3,772	4,569	2,790	9,279

Provision for income taxes	9,124	1,777	2,031	1,295	4,021
Net income	$11,286	$1,995	$2,538	$1,495	$5,258

Basic earnings per share	$1.75	$0.32	$0.40	$0.23	$0.79
Diluted earnings per share	$1.72	$0.32	$0.39	$0.22	$0.77

Notes to Consolidated Financial Statements

	For Fiscal Year 2006, as Restated
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2006	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, Except Per Share Amount)

Interest income	$86,627	$22,692	$21,406	$21,228	$21,301
Interest expense	42,573	11,765	10,215	10,262	10,331
Net interest income	44,054	10,927	11,191	10,966	10,970

Provision (recovery) for loan losses	1,134	(205)	1,301	(27)	65
Net interest income, after provision
(recovery) for loan losses	42,920	11,132	9,890	10,993	10,905

Non-interest income	26,209	4,625	4,218	11,411	5,955
Non-interest expense	33,817	9,160	8,249	8,014	8,394
Income before income taxes	35,312	6,597	5,859	14,390	8,466

Provision for income taxes	15,676	2,984	2,666	6,252	3,774
Net income	$19,636	$3,613	$3,193	$8,138	$4,692

Basic earnings per share	$2.93	$0.53	$0.47	$1.23	$0.71
Diluted earnings per share	$2.82	$0.52	$0.46	$1.18	$0.67

Notes to Consolidated Financial Statements

	For Fiscal Year 2006, as Previously Reported
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2006	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, Except Per Share Amount)

Interest income	$86,627	$22,692	$21,406	$21,228	$21,301
Interest expense	42,573	11,765	10,215	10,262	10,331
Net interest income	44,054	10,927	11,191	10,966	10,970

Provision (recovery) for loan losses	1,134	(205)	1,301	(27)	65
Net interest income, after provision
(recovery) for loan losses	42,920	11,132	9,890	10,993	10,905

Non-interest income	26,209	4,625	4,218	11,411	5,955
Non-interest expense	32,913	8,949	8,042	7,769	8,153
Income before income taxes	36,216	6,808	6,066	14,635	8,707

Provision for income taxes	15,676	2,984	2,666	6,252	3,774
Net income	$20,540	$3,824	$3,400	$8,383	$4,933

Basic earnings per share	$3.10	$0.57	$0.51	$1.28	$0.75
Diluted earnings per share	$2.98	$0.56	$0.49	$1.23	$0.71
20.	Subsequent Events:

Cash dividend

On July 26, 2007, the Corporation announced a cash dividend of $0.18 per share on the Corporation’s outstanding shares of common stock for shareholders of record at the close of business on August 20, 2007, which was paid on September 10, 2007.

21.	Restatement of Consolidated Financial Statements:

In February 2008, the Corporation identified an error regarding the failure to release shares of common stock from its ESOP consistent with the repayment of the ESOP loan.  The failure occurred as a result of the application of cash dividend payments received on unallocated ESOP shares to reduce the balance of the ESOP loan.  Additional shares should have been released in the years ended December 31, 2002 through 2007.  Releasing these additional shares results in additional compensation expense to the Corporation for those respective periods.  As a result, the Audit Committee concluded, in accordance with SAB No. 108, that the amounts involved required the restatement of the accompanying consolidated financial statements.  The impact of the adjustments to the previously issued Consolidated Financial Statements as of June 30, 2007 and 2006 and for the fiscal years ended June 30, 2007, 2006 and 2005 are summarized in the following tables.

Notes to Consolidated Financial Statements

	As of June 30, 2007			As of June 30, 2006
	As			As
	Previously			Previously
(Dollars in thousands)	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Consolidated Statements of
Financial Condition
Accounts payable, accrued
interest and other liabilities	$ 17,243	$ 130	$ 17,373	$ 22,467	$ 62	$ 22,529
Total liabilities	1,518,589	130	1,518,719	1,486,260	62	1,486,322
Additional paid-in capital	69,456	3,479	72,935	66,798	2,642	69,440
Retained earnings	149,523	(3,329)	146,194	142,867	(2,494)	140,373
Unearned stock compensation	(175)	(280)	(455)	(644)	(210)	(854)
Total stockholders' equity	128,927	(130)	128,797	136,210	(62)	136,148

Notes to Consolidated Financial Statements

	Year Ended June 30, 2007			Year Ended June 30, 2006			Year Ended June 30, 2005
	As			As			As
(Dollars in thousands,	Previously			Previously			Previously
except earnings per share)	Reported	Adjustment	Restated	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Consolidated
Statements of Operations
Salaries and employee benefits	$ 22,032	$ 835	$ 22,867	$ 20,480	$ 904	$ 21,384	$ 21,633	$ 893	$ 22,526
Total non-interest expense	33,849	835	34,684	32,913	904	33,817	32,514	893	33,407
Income before income taxes	20,410	(835)	19,575	36,216	(904)	35,312	32,776	(893)	31,883
Net income	11,286	(835)	10,451	20,540	(904)	19,636	18,699	(893)	17,806
Basic earnings per share	1.75	(0.16)	1.59	3.10	(0.17)	2.93	2.84	(0.16)	2.68
Diluted earnings per share	1.72	(0.15)	1.57	2.98	(0.16)	2.82	2.64	(0.15)	2.49

Consolidated Statements of
Stockholders’ Equity
Net income	11,286	(835)	10,451	20,540	(904)	19,636	18,699	(893)	17,806
Total comprehensive income	12,390	(835)	11,555	19,820	(904)	18,916	19,018	(893)	18,125
Allocation of contributions to ESOP	1,736	966	2,702	1,740	1,068	2,808	1,665	1,086	2,751
Prepayment of ESOP loan	199	(199)	-	202	(202)	-	212	(212)	-
Total stockholders’ equity	128,927	(130)	128,797	136,210	(62)	136,148	122,989	(24)	122,965

Consolidated Statements of
Cash Flows
Cash flows from operating
activities
Net income	11,286	(835)	10,451	20,540	(904)	19,636	18,699	(893)	17,806
Stock-based compensation	2,247	835	3,082	2,064	904	2,968	2,120	893	3,013
Decrease in accounts payable,
accrued interest and other
liabilities	(6,601)	(131)	(6,732)	(1,683)	(164)	(1,847)	(4,907)	(193)	(5,100)
Net cash provided by (used for)
operating activities	48,583	(131)	48,452	59,720	(164)	59,556	(53,214)	(193)	(53,407)

Cash flows from financing
activities
ESOP loan payment	-	131	131	-	164	164	-	193	193
Net cash provided by (used for)
financing activities	15,318	131	15,449	(24,710)	164	(24,546)	295,215	193	295,408

EXHIBIT INDEX
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm

Consent of Independent Registered Public Accounting Firm

    We consent to the incorporation by reference in Registration Statement Nos. 333-30935, 333-112700, and 333-140229 on Form S-8 of our report dated September 11, 2007 (May 15, 2008 as to the effects of the restatement described in Note 21) relating to the consolidated financial statements of Provident Financial Holdings, Inc. (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement described in Note 21), and our report dated September 11, 2007 (May 15, 2008 as to the effects of the material weakness related to the accounting for the Employee Stock Ownership Plan described in Management’s Report on Internal Control Over Financial Reporting (As Revised)) relating to internal control over financial reporting (which report expresses an adverse opinion on the effectiveness of internal control over financial reporting due to a material weakness), appearing in this Annual Report on Form 10-K/A of Provident Financial Holdings, Inc. for the year ended June 30, 2007.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
May 15, 2008

EXHIBIT 31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig G. Blunden, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of Provident Financial Holdings, Inc.;

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15-(f)) for the registrant and have:

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

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 15, 2008	/s/Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer

EXHIBIT 31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donavon P. Ternes, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of Provident Financial Holdings, Inc.;

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15-(f)) for the registrant and have:

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

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 15, 2008	/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and Chief Financial Officer

EXHIBIT 32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K/A of Provident Financial Holdings, Inc.  (the “Corporation”) for the fiscal year ended June 30, 2007 (the “Report”), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods presented in the financial statements included in the Report.

Date: May 15, 2008	/s/Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K/A of Provident Financial Holdings, Inc.  (the “Corporation”) for the fiscal year ended June 30, 2007 (the “Report”), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods presented in the financial statements included in the Report.

Date: May 15, 2008	/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and Chief Financial Officer