Form 10-Q/A
period 2007-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2008-05-16
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)	(Amendment No. 1)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended …………………………………….... September 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(951) 686-6060
(Registrant’s telephone number, including area code)

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

Yes    X .       No        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .     No     X  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of November 5, 2007

Common stock, $ 0.01 par value, per share	6,218,510 shares*

* Includes 80,567 shares held by the Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Form 10-Q for the quarter ended September 30, 2007, initially filed with the Securities and Exchange Commission (“SEC”) on November 9, 2007 (“Original Form 10-Q”), is being filed to reflect the restatement of our Condensed Consolidated Statements of Financial Condition as of September 30, 2007 and June 30, 2007, the related Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the quarters ended September 30, 2007 and 2006, and the notes related thereto.  For a more detailed description of the restatement, see Note 1, “Restatement of Condensed Consolidated Financial Statements” to the accompanying condensed consolidated financial statements.

On April 22, 2008, the Corporation’s Audit Committee determined that the financial statements should be restated after concluding that an error occurred in the accounting for the Corporation sponsored Employee Stock Ownership Plan (“ESOP”).  The error consisted of releasing fewer shares of common stock than required to be released commensurate with the repayment of the ESOP loan.  The restated financial statements reflect the additional compensation expense required as a result of releasing more shares.  For a description of the changes made in connection with the restatement (“Restatement”) see Note 1, “Restatement of Condensed Consolidated Financial Statements” to the accompanying unaudited interim condensed consolidated financial statements contained in this report.

This Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I in each case as a result of, and to reflect, the restatement of the Original Form 10-Q.  In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Form 10-Q has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Except for the forgoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Form 10-Q and we have not updated the disclosure contained herein to reflect events that have been or will be addressed in our quarterly reports on Form 10-Q for the quarters ended December 31, 2007 and March 31, 2008 and our current reports on Form 8-K filed subsequent to the Original Form 10-Q and any reports filed with the SEC subsequent to the date of this filing.

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition (as restated)
	as of September 30, 2007 and June 30, 2007	1
	Condensed Consolidated Statements of Operations (as restated)
	for the Quarters ended September 30, 2007 and 2006	2
	Condensed Consolidated Statements of Stockholders’ Equity (as restated)
	for the Quarters ended September 30, 2007 and 2006	3
	Condensed Consolidated Statements of Cash Flows (as restated)
	for the Three Months ended September 30, 2007 and 2006	4
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	5

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	11
	Safe Harbor Statement	12
	Critical Accounting Policies	13
	Executive Summary and Operating Strategy	13
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	14
	Comparison of Financial Condition at September 30, 2007 and June 30, 2007	15
	Comparison of Operating Results
	for the Quarters ended September 30, 2007 and 2006	16
	Asset Quality	21
	Loan Volume Activities	23
	Liquidity and Capital Resources	24
	Commitments and Derivative Financial Instruments	25
	Stockholders’ Equity	25
	Incentive Plans	26
	Equity Incentive Plan
	Stock Option Plans
	Management Recognition Plan
	Supplemental Information	29

ITEM 4 -	Controls and Procedures	29

PART II -	OTHER INFORMATION

ITEM 6 -	Exhibits	30

SIGNATURES		32

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands

	September 30,	June 30,
	2007 (As Restated – See Note 1)	2007 (As Restated – See Note 1)
Assets
Cash and due from banks	$9,947	$11,024
Federal funds sold	4,300	1,800
Cash and cash equivalents	14,247	12,824

Investment securities – held to maturity
(fair value $8,935 and $18,837, respectively)	9,001	19,001
Investment securities – available for sale, at fair value	135,107	131,842
Loans held for investment, net of allowance for loan losses of
$15,599 and $14,845, respectively	1,366,792	1,350,696
Loans held for sale, at lower of cost or market	4,042	1,337
Receivable from sale of loans	17,591	60,513
Accrued interest receivable	7,442	7,235
Real estate owned, net	5,567	3,804
Federal Home Loan Bank (“FHLB”) – San Francisco stock	30,754	43,832
Premises and equipment, net	6,969	7,123
Prepaid expenses and other assets	8,801	10,716

Total assets	$1,606,313	$1,648,923

Liabilities and Stockholders’ Equity
Liabilities:
Non interest-bearing deposits	$41,556	$45,112
Interest-bearing deposits	970,615	956,285
Total deposits	1,012,171	1,001,397

Borrowings	452,764	502,774
Accounts payable, accrued interest and other liabilities	15,406	15,955
Total liabilities	1,480,341	1,520,126

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (15,000,000 shares authorized; 12,435,865 and 12,428,365 shares issued, respectively; 6,232,803 and 6,376,945 shares outstanding, respectively)

	124	124
Additional paid-in capital	73,627	72,935
Retained earnings	145,659	146,194
Treasury stock at cost (6,203,062 and 6,051,420 shares, respectively)
	(94,097)	(90,694)
Unearned stock compensation	(358)	(455)
Accumulated other comprehensive income, net of tax	1,017	693

Total stockholders’ equity	125,972	128,797

Total liabilities and stockholders’ equity	$1,606,313	$1,648,923

                The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarters Ended September 30,

	2007 (As Restated – See Note 1)	2006 (As Restated – See Note 1)
Interest income:
Loans receivable, net	$ 21,514	$ 21,958
Investment securities	1,744	1,696
FHLB – San Francisco stock	469	514
Interest-earning deposits	9	19
Total interest income	23,736	24,187

Interest expense:
Checking and money market deposits	425	353
Savings deposits	787	644
Time deposits	8,058	5,827
Borrowings	5,093	6,624
Total interest expense	14,363	13,448

Net interest income, before provision for loan losses	9,373	10,739
Provision for loan losses	1,519	637
Net interest income, after provision for loan losses	7,854	10,102

Non-interest income:
Loan servicing and other fees	491	476
Gain on sale of loans, net	122	3,492
Deposit account fees	658	522
Gain on sale of real estate, net	61	2,313
Other	43	591
Total non-interest income	1,375	7,394

Non-interest expense:
Salaries and employee benefits	5,124	5,648
Premises and occupancy	707	784
Equipment	400	393
Professional expenses	319	264
Sales and marketing expenses	173	261
Other	1,045	1,099
Total non-interest expense	7,768	8,449

Income before income taxes	1,461	9,047
Provision for income taxes	849	4,021
Net income	$ 612	$ 5,026

Basic earnings per share	$ 0.10	$ 0.74
Diluted earnings per share	$ 0.10	$ 0.73
Cash dividends per share	$ 0.18	$ 0.15

                The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(As Restated – See Note 1)
 (Unaudited)
Dollars in Thousands
For the Quarters Ended September 30, 2007 and 2006.

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at July 1, 2007, as previously reported	6,376,945	$ 124	$ 69,456	$ 149,523	$ (90,694)	$ (175)	$ 693	$ 128,927
Adjustments to opening stockholders’ equity	-	-	3,479	(3,329)	-	(280)	-	(130)
Balance at July 1, 2007, as restated	6,376,945	124	72,935	146,194	(90,694)	(455)	693	128,797

Comprehensive income:
Net income (1)				612				612
Unrealized holding gain on securities available for sale,
net of tax expense of $235							324	324
Total comprehensive income (1)								936

Purchase of treasury stock (2)	(151,642)				(3,396)			(3,396)
Exercise of stock options	7,500	-	69					69
Amortization of restricted stock			68					68
Awards of restricted stock			(45)		45			-
Forfeiture of restricted stock			52		(52)			-
Stock options expense			140					140
Tax benefit from non-qualified equity
compensation			6					6
Allocation of contributions to ESOP (1) (3)			402			97		499
Cash dividends				(1,147)				(1,147)

Balance at September 30, 2007	6,232,803	$ 124	$ 73,627	$ 145,659	$ (94,097)	$ (358)	$ 1,017	$ 125,972

(1)	As restated, see Note 1.
(2)	Includes the repurchase of 930 shares of distributed restricted stock.
(3)	Employee Stock Ownership Plan (“ESOP”).

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive (Loss)
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at July 1, 2006, as previously reported	6,991,842	$ 124	$ 66,798	$ 142,867	$ (72,524)	$ (644)	$ (411)	$ 136,210
Adjustments to opening stockholders’ equity	-	-	2,642	(2,494)	-	(210)	-	(62)
Balance at July 1, 2006, as restated	6,991,842	124	69,440	140,373	(72,524)	(854)	(411)	136,148

Comprehensive income:
Net income (1)				5,026				5,026
Unrealized holding gain on securities available for sale,
net of tax expense of $446							615	615
Total comprehensive income (1)								5,641

Purchase of treasury stock	(111,997)				(3,398)			(3,398)
Exercise of stock options	6,500	-	154					154
Amortization of restricted stock			18					18
Stock options expense			33					33
Tax benefit from non-qualified equity
compensation			23					23
Allocation of contributions to ESOP (1)			626			102		728
Cash dividends				(1,043)				(1,043)

Balance at September 30, 2006	6,886,345	$ 124	$ 70,294	$ 144,356	$ (75,922)	$ (752)	$ 204	$ 138,304

(1)	As restated, see Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Three Months Ended September 30,

	2007 (As Restated – See Note 1)	2006 (As Restated - See Note 1)
Cash flows from operating activities:
Net income	$ 612	$ 5,026
Adjustments to reconcile net income to net cash provided by (used for)
Operating activities:
Depreciation and amortization	570	454
Provision for loan losses	1,519	637
Provision for losses on real estate	241	-
Gain on sale of loans	(122)	(3,492)
Gain on sale of real estate	(61)	(2,313)
Stock compensation	659	721
FHLB – San Francisco stock dividend	(560)	(493)
Tax benefit from non-qualified equity compensation	(6)	(23)
(Decrease) increase in accounts payable and other liabilities	(1,529)	1,481
Decrease in prepaid expense and other assets	1,524	731
Loans originated for sale	(99,513)	(319,541)
Proceeds from sale of loans and net change in receivable from sale of loans	138,417	312,920
Net cash provided by (used for) operating activities	41,751	(3,892)

Cash flows from investing activities:
Net increase in loans held for investment	(18,580)	(44,929)
Maturity and call of investment securities held to maturity	10,000	3,000
Maturity and call of investment securities available for sale	129	-
Principal payments from mortgage-backed securities	11,974	10,012
Purchase of investment securities available for sale	(14,795)	(28,647)
Net proceeds from sale of real estate	1,092	2,966
Net redemption (purchase) of FHLB – San Francisco stock	13,638	(2,679)
Purchase of premises and equipment	(108)	(143)
Net cash provided by (used for) investing activities	3,350	(60,420)

Cash flows from financing activities:
Net increase (decrease) in deposits	10,774	(1,335)
(Repayment of) proceeds from borrowings, net	(50,010)	71,391
ESOP loan payment	26	36
Exercise of stock options	69	154
Tax benefit from non-qualified equity compensation	6	23
Cash dividends	(1,147)	(1,043)
Treasury stock purchases	(3,396)	(3,398)
Net cash (used for) provided by financing activities	(43,678)	65,828
Net increase in cash and cash equivalents	1,423	1,516
Cash and cash equivalents at beginning of period	12,824	16,358
Cash and cash equivalents at end of period	$ 14,247	$ 17,874

Supplemental information:
Cash paid for interest	$ 14,579	$ 13,102
Cash paid for income taxes	$ -	$ -
Transfer of loans held for sale to loans held for investment	$ 6,390	$ 854
Real estate acquired in the settlement of loans	$ 3,682	$ 414

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Note 1:  Restatement of Condensed Consolidated Financial Statements

In February 2008, the Corporation identified an error regarding the failure to release shares of common stock from its ESOP consistent with the repayment of the ESOP loan.  The failure occurred as a result of the application of cash dividend payments received on unallocated ESOP shares to reduce the balance of the ESOP loan.  Additional shares should have been released in the years ended December 31, 2002 through 2007.  Releasing these additional shares results in additional compensation expense to the Corporation for those respective periods.  As a result, the Audit Committee concluded, in accordance with SAB No. 108, that the amounts involved required the restatement of the accompanying condensed consolidated financial statements.  The impact of the adjustments to the previously issued Condensed Consolidated Financial Statements as of September 30, 2007 and June 30, 2007 and for the quarters ended September 30, 2007 and 2006 are summarized in the following tables.

	As of September 30, 2007			As of June 30, 2007
	As			As
	Previously			Previously
(Dollars in thousands)	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Condensed Consolidated Statements of
Financial Condition
Accounts payable, accrued
interest and other liabilities	$ 15,251	$ 155	$ 15,406	$ 15,825	$ 130	$ 15,955
Total liabilities	1,480,186	155	1,480,341	1,519,996	130	1,520,126
Additional paid-in capital	70,010	3,617	73,627	69,456	3,479	72,935
Retained earnings	149,134	(3,475)	145,659	149,523	(3,329)	146,194
Unearned stock compensation	(61)	(297)	(358)	(175)	(280)	(455)
Total stockholders' equity	126,127	(155)	125,972	128,927	(130)	128,797

	Quarter Ended September 30, 2007			Quarter Ended September 30, 2006
	As			As
(Dollars in thousands, except	Previously			Previously
earnings per share)	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Condensed Consolidated
Statements of Operations
Salaries and employee benefits	$ 4,982	$ 142	$ 5,124	$ 5,416	$ 232	$ 5,648
Total non-interest expense	7,626	142	7,768	8,217	232	8,449
Income before income taxes	1,603	(142)	1,461	9,279	(232)	9,047
Provision for income taxes	845	4	849	4,021	-	4,021
Net income	758	(146)	612	5,258	(232)	5,026
Basic earnings per share	0.12	(0.02)	0.10	0.79	(0.05)	0.74
Diluted earnings per share	0.12	(0.02)	0.10	0.77	(0.04)	0.73

Condensed Consolidated Statements of
Stockholders’ Equity
Net income	758	(146)	612	5,258	(232)	5,026
Total comprehensive income	1,082	(146)	936	5,873	(232)	5,641
Allocation of contributions to ESOP	332	167	499	461	267	728
Prepayment of ESOP loan	46	(46)	-	48	(48)	-
Total stockholders’ equity	126,127	(155)	125,972	138,379	(75)	138,304

Condensed Consolidated Statements of
Cash Flows
Cash flows from operating
activities
Net income	758	(146)	612	5,258	(232)	5,026
Stock-based compensation	517	142	659	489	232	721
(Decrease) increase in accounts
payable, accrued interest and
other liabilities	(1,507)	(22)	(1,529)	1,517	(36)	1,481

Net cash provided by (used for)
operating activities	41,777	(26)	41,751	(3,856)	(36)	(3,892)

Cash flows from financing
activities
ESOP loan payment	-	26	26	-	36	36
Net cash (used for) provided by
financing activities	(43,704)	26	(43,678)	65,792	36	65,828

Note 2: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated financial statements at June 30, 2007 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2007, as amended.

Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.  In the Condensed Consolidated Statement of Financial Condition at June 30, 2007, escrow balances of $1.4 million, previously reported in loans held for investment, were reclassified to interest-bearing deposits; and custodial accounts of $1.4 million, previously reported in accounts payable, accrued interest and other liabilities, were reclassified to non interest-bearing deposits.  In the Condensed Consolidated Statement of Operations for the quarter ended September 30, 2006, $17,000 of interest expense on escrow balances, previously reported in other non-interest expense, was reclassified to interest expense - checking and money market deposits.

The results of operations for the quarter ended September 30, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2008.

Note 3: Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 159:
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Management has not determined the impact, if any, of this Statement on the Corporation’s financial condition, results of operations, or cash flows.

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

Note 4: Earnings Per Share and Stock-Based Compensation

Earnings Per Share:
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Stock options outstanding as of September 30, 2007 and 2006 were 748,200 and 605,493, respectively.  Of these options outstanding as of September 30, 2007 and 2006, 485,500 and 5,000, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2007 and 2006, respectively.

	For the Quarters Ended September 30,
(In Thousands, Except Earnings Per Share)
	2007	2006
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - income available to common stockholders

	$ 612	$ 5,026

Denominator:
Denominator for basic earnings per share: Weighted-average shares
	6,239	6,757

Effect of dilutive securities:
Stock option dilution	52	131
Restricted stock dilution	2	3

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	6,293	6,891

Basic earnings per share	$ 0.10	$ 0.74
Diluted earnings per share	$ 0.10	$ 0.73

SFAS No. 123R, “Share-Based Payment,” requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  Effective July 1, 2005, the Corporation adopted SFAS No. 123R using the modified prospective method under which the provisions of SFAS No. 123R are applied to new awards and to awards modified, repurchased or cancelled after June 30, 2005 and to awards outstanding on June 30, 2005 for which requisite service has not yet been rendered.

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

Note 5: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed statements of operations and total assets for the Corporation’s operating segments for the quarters ended September 30, 2007 and 2006, respectively (in thousands).

	For the Quarter Ended September 30, 2007
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income (loss), after provision for loan losses	$ 8,710	$ (856)	$ 7,854

Non-interest income:
Loan servicing and other fees (1)	(64)	555	491
Gain on sale of loans, net	23	99	122
Deposit account fees	658	-	658
Gain on sale of real estate, net	55	6	61
Other	202	(159)	43
Total non-interest income	874	501	1,375

Non-interest expense:
Salaries and employee benefits	3,480	1,644	5,124
Premises and occupancy	550	157	707
Operating and administrative expenses	989	948	1,937
Total non-interest expense	5,019	2,749	7,768
Income (loss) before taxes	$ 4,565	$ (3,104)	$ 1,461
Total assets, end of period	$ 1,581,652	$ 24,661	$ 1,606,313

(1)	Includes an inter-company charge of $343 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Quarter Ended September 30, 2006
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, after provision for loan losses	$ 9,826	$ 276	$ 10,102

Non-interest income:
Loan servicing and other fees (1)	(95)	571	476
Gain on sale of loans, net	108	3,384	3,492
Deposit account fees	522	-	522
Gain on sale of real estate	2,313	-	2,313
Other	591	-	591
Total non-interest income	3,439	3,955	7,394
Non-interest expense:
Salaries and employee benefits	3,466	2,182	5,648
Premises and occupancy	541	243	784
Operating and administrative expenses	1,007	1,010	2,017
Total non-interest expense	5,014	3,435	8,449
Income before taxes	$ 8,251	$ 796	$ 9,047
Total assets, end of period	$ 1,583,272	$ 115,273	$ 1,698,545

(1)	Includes an inter-company charge of $436 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

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

	September 30,	June 30,
Commitments	2007	2007
(In Thousands)

Undisbursed loan funds – Construction loans	$ 24,085	$ 25,484
Undisbursed lines of credit – Single-family loans	3,320	3,326
Undisbursed lines of credit – Commercial business loans	11,582	14,532
Undisbursed lines of credit – Consumer loans	1,620	1,637
Commitments to extend credit on loans to be held for investment	12,752	9,387
Total	$ 53,359	$ 54,366

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

Note 7: Income Taxes

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”.  FIN 48 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions.  In this regard, an uncertain tax position represents the Corporation’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  On July 1, 2007, the Corporation adopted the provisions of FIN 48 and had no cumulative effect adjustment recognized upon adoption. In addition, as a result of adoption of FIN 48, the Corporation does not have any unrecognized tax benefits as a result of uncertainty in income taxes on its Consolidated Statements of Financial Condition as of July 1, 2007 and September 30, 2007.  It is the Corporation’s policy to record any penalties or interest arising from federal or state taxes as a component of other expense.  There were no penalties or interest included in the Consolidated Statement of Operations for the quarter ended September 30, 2007.  Also, the Corporation does not anticipate any changes in the amount of unrecognized tax benefits prior to the end of fiscal year 2008.  The Corporation files income tax returns with the U.S. federal and state of California jurisdictions.  The Corporation is no longer subject to U.S. federal and state income tax examinations by tax authorities for years ended on or before June 30, 2002.  Accordingly, the tax years ended June 30, 2002 through 2007 remain open to examination by the federal and state taxing authorities.   There are no income tax examinations currently in process.

Note 8: Subsequent Events

On October 15, 2007, the Corporation announced a reduction in workforce at PBM and intends to close its loan production offices in Diamond Bar, La Quinta, San Diego, Temecula and Torrance, California by December 31, 2007.

On October 25, 2007, the Corporation announced a cash dividend of $0.18 per share on the Corporation’s outstanding shares of common stock for shareholders of record as of the close of business on November 19, 2007, payable on December 14, 2007.

On October 25, 2007, the Corporation announced an amendment of the Corporation’s Bylaws to allow for the issuance of uncertificated shares of the Corporation’s capital stock and to provide for electronic notice of shareholders’ meeting.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis gives effect to the restatement discussed in Note 1 to the accompanying condensed consolidated financial statements.

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At September 30, 2007, the Corporation had total assets of $1.61 billion, total deposits of $1.01 billion and total stockholders’ equity of $126.0 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank’s business consists of community banking activities and mortgage banking activities.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences.  The Bank’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Bank’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of sold loans to investors, competitive conditions between banks and non-bank financial services providers, regulatory changes, fraud and other risks.

The Corporation, from time to time, may repurchase its common stock as a way to enhance the Corporation’s earnings per share.  The Corporation evaluates the repurchase of its common stock when the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential.  Consideration is also given to the Corporation’s liquidity, regulatory capital requirements and future capital needs based on the Corporation’s current business plan.  The Corporation’s Board of Directors authorizes each stock repurchase program, the duration of which is typically one year.  Once the stock repurchase program is authorized, management may repurchase the Corporation’s common stock from time to time in the open market or in privately negotiated transactions, depending upon market conditions and the factors described above.  On June 25, 2007, the Corporation announced that its Board of Directors authorized the repurchase of up to five percent of its outstanding common stock, or approximately 318,847 shares, over a one-year period.  For additional information regarding the Corporation’s repurchases during the quarter ended September 30, 2007, see Part II, Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” on page 30 of the Original Form 10-Q ended September 30, 2007.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On July 26, 2007, the Corporation announced a quarterly cash dividend of $0.18 per share for the Corporation’s shareholders of record at the close of business on August 20, 2007, which was paid on September 10, 2007.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  On July 26, 2007, the Board of Directors of the Bank declared a $12.0 million cash dividend to the Corporation, which was paid on August 13, 2007.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial condition and results of operations of the Corporation.  The information contained in this section should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements and accompanying selected Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Safe-Harbor Statement

Certain matters in this quarterly report on Form 10-Q/A for the quarter ended September 30, 2007 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation’s mission and vision.  These forward-looking statements are based upon management expectations, and may, therefore, involve risks and uncertainties.  The Corporation’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to the general business environment, the credit risks of lending activities, the ability to access cost-effective funding, interest rates, the California real estate market, the demand for loans, the repurchase of sold loans to investors, competitive conditions between banks and non-bank financial services providers, regulatory changes, fraud, and other risks disclosed herein or detailed in the Corporation’s reports filed with the SEC, including the Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2007.  Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update forward-looking information.

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

Accounting for the allowance for loan losses involves significant judgment and assumptions by management, which have a material impact on the carrying value of net loans.  Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  The allowance has two components: a formula allowance for groups of homogeneous loans and a specific valuation allowance for identified problem loans.  Each of these components is based upon estimates that can change over time.  The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future.  The history is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.  For further details, see “Comparison of Operating Results for the Quarters Ended September 30, 2007 and 2006 - Provision for Loan Losses” on page 19 of this Form 10-Q/A.

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

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at September 30, 2007 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	1 year	Over 1 year	Over 3 years	Over
	or less	to 3 years	to 5 years	5 years	Total
Operating lease obligations	$ 881	$ 1,621	$ 698	$ 862	$ 4,062
Time deposits	490,577	205,203	4,301	-	700,081
FHLB – San Francisco advances	214,322	115,876	158,313	2,713	491,224
FHLB – San Francisco letter of credit	1,500	-	-	-	1,500
Total	$ 707,280	$ 322,700	$ 163,312	$ 3,575	$ 1,196,867

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on respective contractual terms.

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

Loans held for investment increased $16.1 million, or one percent, to $1.37 billion at September 30, 2007 from $1.35 billion at June 30, 2007.  During the first three months of fiscal 2008, the Bank originated $91.4 million of loans held for investment, $61.1 million, or 67 percent, were “preferred loans” (multi-family, commercial real estate, construction and commercial business loans), which includes the purchase of $42.2 million of loans.  The loans purchased in the first three months of fiscal 2008 are secured by real estate located primarily in California (property inspections were performed on those loans above $400,000) and all loans were underwritten by the Corporation prior to purchase using the same underwriting criteria as an originated loan.  Total loan principal payments during the first three months of fiscal 2008 were $72.3 million, compared to $78.4 million during the first three months of fiscal 2007.  The balance of preferred loans increased to $545.2 million, or 40 percent of loans held for investment at September 30, 2007, as compared to $522.9 million, or 39 percent of loans held for investment at June 30, 2007.  Purchased loans serviced by others at September 30, 2007 were $161.1 million, or 12 percent of loans held for investment, compared to $159.8 million, or 12 percent of loans held for investment at June 30, 2007.

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

Borrowings, which consisted primarily of FHLB – San Francisco advances, decreased $50.0 million, or 10 percent, to $452.8 million at September 30, 2007 from $502.8 million at June 30, 2007.  The decrease in borrowings was primarily the result of the decrease in the receivable from sale of loans.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 22 months (18 months, if put options are exercised by the FHLB – San Francisco) at September 30, 2007 as compared to the weighted-average maturity of 23 months (18 months, if put options are exercised by the FHLB – San Francisco) at June 30, 2007.

Total stockholders’ equity decreased $2.8 million, or two percent, to $126.0 million at September 30, 2007, from $128.8 million at June 30, 2007, primarily as a result of common stock repurchases and the quarterly cash dividends paid during the first three months of fiscal 2008, which was partly offset by the net income and stock option exercises during the first three months of fiscal 2008.  During the first three months of fiscal 2008, a total of 7,500 stock options with an average strike price of $9.15 per share were exercised.  Also, a total of 150,712 shares of common stock were repurchased during the first three months of fiscal 2008 under the June 2007 stock repurchase program at an average price of $22.40 per share.  As of September 30, 2007, 47 percent of the authorized shares of the June 2007 stock repurchase program were purchased, leaving 168,135 shares available for future repurchase.  During the first three months of fiscal 2008, the Corporation repurchased 930 shares of restricted stock in lieu of distribution to employees (to satisfy the minimum income tax required to be withheld from employees) at an average price of $22.66 per share.  The total cash dividend paid to the Corporation’s shareholders in the first three months of fiscal 2008 was $1.1 million.

Comparison of Operating Results for the Quarters Ended September 30, 2007 and 2006

The Corporation’s net income for the first quarter ended September 30, 2007 was $612,000, a decrease of $4.4 million, or 88 percent, from $5.0 million during the same quarter of fiscal 2007.  This decrease was primarily attributable to a decrease in net interest income, an increase in the provision for loan losses and a decrease in non-interest income, partly offset by lower operating expenses.

The Corporation’s net interest income before the provision for loan losses decreased by $1.3 million, or 12 percent, to $9.4 million for the quarter ended September 30, 2007 from $10.7 million during the comparable period of fiscal 2007.  This decrease was the result of a lower net interest margin and lower average earning assets.  The net interest margin decreased to 2.40 percent in the first quarter of fiscal 2008, down 27 basis points from 2.67 percent for the same period of fiscal 2007.  The decrease in the net interest margin during the first quarter of fiscal 2008 was primarily attributable to the increase in the average cost of funds, which was more than the increase in the average yield of earning assets.  The average balance of earning assets decreased $50.5 million, or three percent, to $1.56 billion in the first quarter of fiscal 2008 from $1.61 billion in the comparable period of fiscal 2007.

The Corporation’s efficiency ratio increased to 72 percent in the first quarter of fiscal 2008 from 47 percent in the same period of fiscal 2007.  Return on average assets for the quarter ended September 30, 2007 decreased 107 basis points to 0.15 percent from 1.22 percent in the same period last year.  Return on average equity for the quarter ended September 30, 2007 decreased to 1.91 percent from 14.59 percent for the same period last year.  Diluted earnings per share for the quarter ended September 30, 2007 were $0.10, a decrease of 86 percent from $0.73 for the quarter ended September 30, 2006.

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

Loan interest income decreased $444,000, or two percent, to $21.5 million in the quarter ended September 30, 2007 from $22.0 million for the same quarter of fiscal 2007.  This decrease was attributable to a lower average loan balance and a lower average loan yield.  The average balance of loans outstanding, including receivable from sale of loans and loans held for sale, decreased $12.7 million, or one percent, to $1.37 billion during the first quarter of fiscal 2008 from $1.39 billion during the same quarter of fiscal 2007.  The average loan yield during the first quarter of fiscal 2008 decreased seven basis points to 6.26 percent from 6.33 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to accrued interest reversal from newly classified non-accrual loans and loan payoffs which carried a higher average yield, partly offset by mortgage loans originated with higher interest rates, the upward repricing of adjustable rate loans during the period and a higher percentage of preferred loans, which generally have a higher yield.

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

FHLB – San Francisco stock dividends decreased by $45,000, or nine percent, to $469,000 in the first quarter of fiscal 2008 from $514,000 in the same period of fiscal 2007.  This decrease was attributable to a lower average balance, partly offset by a slightly higher average yield.  The average balance of FHLB – San Francisco stock decreased $3.5 million to $34.9 million during the first quarter of fiscal 2008 from $38.4 million during the same period of fiscal 2007.  The decrease in FHLB – San Francisco stock was in accordance with the borrowing requirements of the FHLB – San Francisco.  The average yield on FHLB – San Francisco stock increased one basis point to 5.37 percent during the first quarter of fiscal 2008 from 5.36 percent during the same period last year.

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

Interest expense on borrowings, which consisted primarily of FHLB – San Francisco advances, for the quarter ended September 30, 2007 decreased $1.5 million, or 23 percent, to $5.1 million from $6.6 million for the same period of fiscal 2007.  The decrease in interest expense on borrowings was primarily a result of a lower average balance and a lower average cost.  The average balance of borrowings decreased $125.3 million, or 22 percent, to $444.7 million during the quarter ended September 30, 2007 from $570.0 million during the same period of fiscal 2007.  The average cost of borrowings decreased to 4.54 percent for the quarter ended September 30, 2007 from 4.61 percent in the same quarter of fiscal 2007, a decrease of seven basis points.  The decrease in the average cost of borrowings was the result of a lower average balance of overnight and short-term advances at a higher average rate, partly offset by maturities of long-term advances at a lower average cost.

The following table depicts the average balance sheets for the quarters ended September 30, 2007 and 2006, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	September 30, 2007			September 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,374,711	$ 21,514	6.26%	$ 1,387,363	$ 21,958	6.33%
Investment securities	149,421	1,744	4.67%	183,090	1,696	3.71%
FHLB – San Francisco stock	34,915	469	5.37%	38,370	514	5.36%
Interest-earning deposits	746	9	4.83%	1,443	19	5.27%

Total interest-earning assets	1,559,793	23,736	6.09%	1,610,266	24,187	6.01%

Non interest-earning assets	37,450			40,089

Total assets	$ 1,597,243			$ 1,650,355

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 197,942	425	0.85%	$ 211,812	353	0.66%
Savings accounts	149,239	787	2.09%	175,977	644	1.45%
Time deposits	658,764	8,058	4.85%	528,819	5,827	4.37%

Total deposits	1,005,945	9,270	3.66%	916,608	6,824	2.95%

Borrowings	444,698	5,093	4.54%	570,024	6,624	4.61%

Total interest-bearing liabilities	1,450,643	14,363	3.93%	1,486,632	13,448	3.59%

Non interest-bearing liabilities	18,197			25,893

Total liabilities	1,468,840			1,512,525

Stockholders’ equity	128,403			137,830
Total liabilities and stockholders’ equity
	$ 1,597,243			$ 1,650,355

Net interest income		$ 9,373			$ 10,739

Interest rate spread (3)			2.16%			2.42%
Net interest margin (4)			2.40%			2.67%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.52%			108.32%
Return on average assets			0.15%			1.22%
Return on average equity			1.91%			14.59%

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

The following table provides the rate/volume variances for the quarters ended September 30, 2007 and 2006, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended September 30, 2007 Compared
	To Quarter Ended September 30, 2006
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (246)	$ (200)	$ 2	$ (444)
Investment securities	441	(312)	(81)	48
FHLB – San Francisco stock	1	(46)	-	(45)
Interest-bearing deposits	(2)	(9)	1	(10)
Total net change in income on interest-earning assets
	194	(567)	(78)	(451)

Interest-bearing liabilities:
Checking and money market accounts	102	(23)	(7)	72
Savings accounts	284	(98)	(43)	143
Time deposits	643	1,431	157	2,231
Borrowings	(97)	(1,456)	22	(1,531)
Total net change in expense on interest-bearing liabilities
	932	(146)	129	915
Net decrease in net interest income
	$ (738)	$ (421)	$ (207)	$ (1,366)

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

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

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

The gain on sale of loans decreased $3.4 million, or 97 percent, to $122,000 for the quarter ended September 30, 2007 from $3.5 million in the same quarter of fiscal 2007.  The decrease was a result of a lower average loan sale margin and lower volume of loans originated for sale.  The average loan sale margin for PBM during the first quarter of fiscal 2008 was 0.11 percent, down 100 basis points from 1.11 percent in the same period of fiscal 2007.  The decrease in the average loan sale margin was primarily attributable to a $309,000 lower of cost or market adjustment on unsaleable loans that were moved to loans held for investment, the $73,000 loss on derivative financial instruments consistent with SFAS No. 133, and a $70,000 reserve provision for loans sold that are subject to early payment default repurchase.  The derivative financial instruments gain in the quarter ended September 30, 2006 was $319,000.  As of September 30, 2007, the total reserve for loans sold that are subject to early payment default repurchase was $454,000, compared to $384,000 at June 30, 2007 and $215,000 at September 30, 2006.  The volume of loans originated for sale decreased to $99.5 million in the first quarter of fiscal 2008 as compared to $319.5 million during the same period last year.  The decrease in the loan sale margin was primarily attributable to the mortgage banking environment which remains highly competitive and volatile as a result of the well-publicized collapse of the sub-prime loan market, which has eroded loan sale prices and liquidity in the secondary market.

The gain on sale of real estate in the quarter ended September 30, 2006 includes the gain of $2.3 million resulting from the sale of approximately six acres of land in Riverside, California (not replicated in fiscal 2008).

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

Non-Interest Expense.  Total non-interest expense in the quarter ended September 30, 2007 was $7.8 million, a decrease of $681,000 or eight percent, as compared to $8.4 million in the same quarter of fiscal 2007.  The decrease in non-interest expense was primarily the result of a decrease in compensation expense, partly offset by higher professional expenses.  The decrease in compensation expense was primarily attributable to fewer mortgage banking personnel in the first quarter of fiscal 2008 compared to the same quarter of fiscal 2007.

Income taxes.  Income tax expense was $849,000 for the quarter ended September 30, 2007 as compared to $4.0 million during the same period of fiscal 2007.  The effective income tax rate for the quarter ended September 30, 2007 increased to 58.1 percent as compared to 44.4 percent for the same quarter last year.  The increase in the effective income tax rate was primarily the result of a higher percentage of permanent tax differences relative to income before taxes.  The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2008 reflects its current income tax obligations.

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

In fiscal 2007, the Bank established a $2.6 million specific loan loss reserve on 23 individual construction loans in a single-family construction project located in Coachella, California.  The Bank believes that significant misrepresentations were made to secure the Bank’s involvement in the project and as a result the Bank is vigorously pursuing legal remedies to protect the Bank’s interests.  The Bank has delivered demands to the individual borrowers, mortgage loan broker and builder who knowingly misled the Bank on certain key aspects of the loans and the project, which were ignored by the respective parties.  Therefore, the Bank has filed lawsuits alleging loan fraud by the 23 individual borrowers, misrepresentation fraud by the mortgage loan broker and misuse of funds fraud by the contractor.  The establishment of the specific loan loss reserve is consistent with the improved land value based on a recent appraisal.  Given the number of parties involved or soon to be involved, the complexity of the transaction and probable fraud, this matter may take an extended period of time to resolve.

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

The Bank reviews loans individually to identify when impairment has occurred.  A loan is identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement.  Impairment is based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Bank may measure impairment based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

The primary investing activity of the Bank is the origination and purchase of loans held for investment.  During the first quarter of fiscal 2008 and 2007, the Bank originated loans in the amounts of $148.7 million and $394.1 million, respectively.  In addition, the Bank purchased loans from other financial institutions in the first quarter of fiscal 2008 and 2007 in the amounts of $42.2 million and $35.5 million, respectively.  The Bank’s mortgage banking activities resulted in total loans sold in the first quarter of fiscal 2008 and 2007 of $96.8 million and $316.1 million, respectively.  At September 30, 2007, the Bank had loan origination commitments totaling $36.7 million and undisbursed loans in process totaling $24.1 million.  The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At September 30, 2007, total cash and cash equivalents were $14.2 million, or 0.89 percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may continue to rely on FHLB – San Francisco advances for part of its liquidity needs.  As of September 30, 2007, the remaining available borrowing capacity at FHLB – San Francisco was $352.3 million, and the remaining available borrowing capacity at the Bank’s correspondent bank was $60.0 million.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements.  Under the OTS prompt corrective action provisions, a minimum ratio of 1.5 percent for Tangible Capital is required to be deemed other than “critically undercapitalized,” while a minimum of 5.0 percent for Core Capital, 10.0 percent for Total Risk-Based Capital and 6.0 percent for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of September 30, 2007, the Bank exceeded all regulatory capital requirements with Tangible Capital, Core Capital, Total Risk-Based Capital and Tier 1 Risk-Based Capital ratios of 7.2 percent, 7.2 percent, 12.0 percent and 10.8 percent, respectively.

The Bank’s actual and required capital amounts and ratios as of September 30, 2007 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 115,015	7.17%
Requirement	32,071	2.00

Excess over requirement	$ 82,944	5.17%

Core capital	$ 115,015	7.17%
Requirement to be “Well Capitalized”	80,179	5.00

Excess over requirement	$ 34,836	2.17%

Total risk-based capital	$ 124,327	11.95%
Requirement to be “Well Capitalized”	104,004	10.00

Excess over requirement	$ 20,323	1.95%

Tier 1 risk-based capital	$ 112,049	10.77%
Requirement to be “Well Capitalized”	62,402	6.00

Excess over requirement	$ 49,647	4.77%

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  For discussion on commitments and derivative financial instruments, see Note 6 of the Notes to Unaudited Interim Consolidated Financial Statements on page 9.

Stockholders’ Equity

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

A total of 4,000 shares of restricted stock were awarded while 6,000 shares were forfeited in the first quarter of fiscal 2008.  At September 30, 2007, the value of the unearned restricted stock was $1.4 million, and reported as a reduction to stockholders’ equity (included in the Condensed Consolidated Statements of Financial Condition under additional paid-in capital, as per SFAS No. 123R).  As of September 30, 2007, there were 124,250 shares of restricted stock available for future awards.

A summary of the status of the Corporation’s unvested restricted stock as of September 30, 2007 and changes during the quarter ended September 30, 2007 is presented below:

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

All of MRP shares were fully vested and distributed as of September 30, 2007.  This compares to the $45,000 value of the unearned MRP at September 30, 2006, and reported as a reduction to stockholders’ equity

(included in the Condensed Consolidated Statements of Financial Condition under additional paid-in capital, as per SFAS No. 123R).

A summary of the status of the Corporation’s unvested MRP shares as of September 30, 2007 and changes during the quarter ended September 30, 2007 is presented below:

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2007	3,768	$ 13.67
Granted	-	-
Vested	(3,768)	$ 13.67
Forfeited	-	-
Unvested at September 30, 2007	-	-

Supplemental Information

	At	At	At
	September 30,	June 30,	September 30,
	2007	2007	2006

Loans serviced for others (in thousands)	$ 201,156	$ 205,788	$ 229,895

Book value per share	$ 20.21	$ 20.20	$ 20.08

ITEM 4 – Controls and Procedures.

Background and Financial Statement Restatement:

On April 22, 2008, the Audit Committee of the Corporation identified an error in the accounting for the Corporation sponsored Employee Stock Ownership Plan (“ESOP”).  Additional information regarding this matter can be found in Note 1 to the Unaudited Interim Condensed Consolidated Financial Statements.

Disclosure Controls and Procedures:

a) An evaluation of the Corporation’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Although the Corporation’s disclosure controls and procedures were originally determined to be effective, because of the subsequent restatement of the Corporation’s financial statements, the Corporation’s Chief Executive Officer and Chief Financial Officer conducted a reassessment of its disclosure controls and procedures and concluded that the Corporation’s disclosure controls and procedures as of September 31, 2007 are not effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 6.  Exhibits.

Exhibits:

3.1	Certificate of Incorporation of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Corporation’s Registration Statement on Form S-1 (File No. 333-2230))

3.2	Bylaws of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Corporation’s Form 8-K dated October 25, 2007).

10.1	Employment Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated December 19, 2005)

10.3	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated December 12, 1996)

10.4	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation’s proxy statement dated December 12, 1996)

10.5
Severance Agreement with Richard L. Gale, Kathryn R. Gonzales, Lilian Salter,  Donavon P. Ternes and David S. Weiant (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated July 3, 2006)

10.6	2003 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 21, 2003)

10.7
Form of Incentive Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Corporation’s Annual Report  on Form 10-K for the year ended June 30, 2005)

10.8
Form of Non-Qualified Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2005)

10.9	2006 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 12, 2006)

10.10	Form of Incentive Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 in the Corporation’s Form 10-Q ended December 31, 2006)

10.11
Form of Non-Qualified Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 in the Corporation’s Form 10-Q ended December 31, 2006)

10.12
Form of Restricted Stock Agreement for restricted shares awarded under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 in the Corporation’s Form 10-Q ended December 31, 2006)

14	Code of Ethics for the Corporation’s directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

May 16, 2008                                                                                                 /s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 16, 2008                                                                                                 /s/ Donavon P. Ternes
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

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig G. Blunden, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q/A of Provident Financial Holdings, Inc.;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 16 2008                                                                                              /s/ Craig G. Blunden
                         Craig G. Blunden
                            Chairman, President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donavon P. Ternes, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q/A of Provident Financial Holdings, Inc.;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 16, 2008	/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q/A of Provident Financial Holdings, Inc.  (the “Corporation”) for the period ended September 30, 2007 (the “Report”), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 16, 2008                                                                                                /s/ Craig G. Blunden
                            Craig G. Blunden
                                          Chairman, President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q/A of Provident Financial Holdings, Inc.  (the “Corporation”) for the period ended September 30, 2007 (the “Report”), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 16, 2008	/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and Chief Financial Officer