Form 10-Q/A
period 2007-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2008-05-16
CIK 1010470

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

* Includes 58,709 shares held by the Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Form 10-Q for the quarter ended December 31, 2007, initially filed with the Securities and Exchange Commission (“SEC”) on February 7, 2008 (“Original Form 10-Q”), is being filed to reflect the restatement of our Condensed Consolidated Statements of Financial Condition as of December 31, 2007 and June 30, 2007, the related Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the quarters and six months ended December 31, 2007 and 2006, and the notes related thereto.  For a more detailed description of the restatement, see Note 1, “Restatement of Condensed Consolidated Financial Statements” to the accompanying condensed consolidated financial statements.

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

This Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I in each case as a result of, and to reflect, the restatement of the Original Form 10-Q.  In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Form 10-Q has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Except for the forgoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Form 10-Q and we have not updated the disclosure contained herein to reflect events that have been or will be addressed in our quarterly report on Form 10-Q for the quarter ended March 31, 2008 and our current reports on Form 8-K filed subsequent to the original Form 10-Q and any reports filed with the SEC subsequent to the date of this filing.

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition (as restated)
	as of December 31, 2007 and June 30, 2007	1
	Condensed Consolidated Statements of Operations (as restated)
	for the Quarters and Six Months ended December 31, 2007 and 2006	2
	Condensed Consolidated Statements of Stockholders’ Equity (as restated)
	for the Quarters and Six Months ended December 31, 2007 and 2006	3
	Condensed Consolidated Statements of Cash Flows (as restated)
	for the Six Months ended December 31, 2007 and 2006	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	13
	Safe Harbor Statement	14
	Critical Accounting Policies	14
	Executive Summary and Operating Strategy	15
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	16
	Comparison of Financial Condition at December 31, 2007 and June 30, 2007	16
	Comparison of Operating Results
	for the Quarters and Six Months ended December 31, 2007 and 2006	18
	Asset Quality	28
	Loan Volume Activities	31
	Liquidity and Capital Resources	32
	Commitments and Derivative Financial Instruments	33
	Stockholders’ Equity	33
	Incentive Plans	34
	Equity Incentive Plan
	Stock Option Plans
	Management Recognition Plan
	Supplemental Information	38

ITEM 4 -	Controls and Procedures	38

PART II -	OTHER INFORMATION

ITEM 6 -	Exhibits	39

SIGNATURES		41

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands

	December 31,	June 30,
	2007 (As Restated – See Note 1)	2007 (As Restated – See Note 1)
Assets
Cash and due from banks	$12,511	$11,024
Federal funds sold	-	1,800
Cash and cash equivalents	12,511	12,824

Investment securities – held to maturity
(fair value $4,969 and $18,837, respectively)	5,000	19,001
Investment securities – available for sale, at fair value	148,542	131,842
Loans held for investment, net of allowance for loan losses of
$17,171 and $14,845, respectively	1,395,404	1,350,696
Loans held for sale, at lower of cost or market	-	1,337
Receivable from sale of loans	19,148	60,513
Accrued interest receivable	7,507	7,235
Real estate owned, net	6,749	3,804
Federal Home Loan Bank (“FHLB”) – San Francisco stock	31,256	43,832
Premises and equipment, net	6,748	7,123
Prepaid expenses and other assets	7,626	10,716

Total assets	$1,640,491	$1,648,923

Liabilities and Stockholders’ Equity
Liabilities:
Non interest-bearing deposits	$42,582	$45,112
Interest-bearing deposits	963,102	956,285
Total deposits	1,005,684	1,001,397

Borrowings	494,384	502,774
Accounts payable, accrued interest and other liabilities	14,300	15,955
Total liabilities	1,514,368	1,520,126

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (15,000,000 shares authorized; 12,435,865 and 12,428,365 shares issued, respectively; 6,196,434 and 6,376,945 shares outstanding, respectively)

	124	124
Additional paid-in capital	74,180	72,935
Retained earnings	145,587	146,194
Treasury stock at cost (6,239,431 and 6,051,420 shares, respectively)
	(94,797)	(90,694)
Unearned stock compensation	(261)	(455)
Accumulated other comprehensive income, net of tax	1,290	693

Total stockholders’ equity	126,123	128,797

Total liabilities and stockholders’ equity	$1,640,491	$1,648,923

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarter Ended December 31,		Six Months Ended December 31,

	2007 (As Restated – See Note 1)	2006 (As Restated – See Note 1)	2007 (As Restated – See Note 1)	2006 (As Restated – See Note 1)
Interest income:
Loans receivable, net	$ 21,700	$ 23,001	$ 43,214	$ 44,959
Investment securities	1,902	1,857	3,646	3,553
FHLB – San Francisco stock	432	593	901	1,107
Interest-earning deposits	5	18	14	37
Total interest income	24,039	25,469	47,775	49,656

Interest expense:
Checking and money market deposits	499	379	924	732
Savings deposits	804	671	1,591	1,315
Time deposits	7,888	6,437	15,946	12,264
Borrowings	5,280	7,497	10,373	14,121
Total interest expense	14,471	14,984	28,834	28,432

Net interest income, before provision for loan losses	9,568	10,485	18,941	21,224
Provision for loan losses	2,140	3,746	3,659	4,383
Net interest income, after provision for loan losses	7,428	6,739	15,282	16,841

Non-interest income:
Loan servicing and other fees	513	488	1,004	964
Gain on sale of loans, net	934	2,919	1,056	6,411
Deposit account fees	785	510	1,443	1,032
Net (loss) gain on sale of real estate	(229)	27	(168)	2,340
Other	(56)	330	(13)	921
Total non-interest income	1,947	4,274	3,322	11,668

Non-interest expense:
Salaries and employee benefits	4,522	5,619	9,646	11,267
Premises and occupancy	831	745	1,538	1,529
Equipment	391	384	791	777
Professional expenses	474	278	793	542
Sales and marketing expenses	130	216	303	477
Other	972	1,241	2,017	2,340
Total non-interest expense	7,320	8,483	15,088	16,932

Income before income taxes	2,055	2,530	3,516	11,577
Provision for income taxes	1,011	1,295	1,860	5,316
Net income	$ 1,044	$ 1,235	$ 1,656	$ 6,261

Basic earnings per share	$ 0.17	$ 0.19	$ 0.27	$ 0.94
Diluted earnings per share	$ 0.17	$ 0.18	$ 0.27	$ 0.92
Cash dividends per share	$ 0.18	$ 0.18	$ 0.36	$ 0.33

        The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(As Restated – See Note 1)
 (Unaudited)
Dollars in Thousands
For the Quarters Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at October 1, 2007, as previously reported	6,232,803	$ 124	$ 70,010	$ 149,134	$ (94,097)	$ (61)	$ 1,017	$ 126,127
Adjustments to opening stockholders’ equity	-	-	3,617	(3,475)	-	(297)	-	(155)
Balance at October 1, 2007, as restated	6,232,803	124	73,627	145,659	(94,097)	(358)	1,017	125,972

Comprehensive income:
Net income (1)				1,044				1,044
Unrealized holding gain on securities available
for sale, net of tax expense of $197							273	273
Total comprehensive income (1)								1,317

Purchase of treasury stock	(36,369)				(700)			(700)
Amortization of restricted stock			63					63
Stock options expense			136					136
Allocation of contributions to ESOP (1) (2)			354			97		451
Cash dividends				(1,116)				(1,116)

Balance at December 31, 2007	6,196,434	$ 124	$ 74,180	$ 145,587	$ (94,797)	$ (261)	$ 1,290	$ 126,123

(1)	As restated, see Note 1.
(2)	Employee Stock Ownership Plan (“ESOP”).

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at October 1, 2006, as previously reported	6,886,345	$ 124	$ 67,419	$ 147,082	$ (75,922)	$ (528)	$ 204	$ 138,379
Adjustments to opening stockholders’ equity	-	-	2,875	(2,726)	-	(224)	-	(75)
Balance at October 1, 2006, as restated	6,886,345	124	70,294	144,356	(75,922)	(752)	204	138,304

Comprehensive income:
Net income (1)				1,235				1,235
Unrealized holding gain on securities available
for sale, net of tax expense of $194							269	269
Total comprehensive income (1)								1,504

Purchase of treasury stock (2)	(191,222)				(5,755)			(5,755)
Exercise of stock options	1,900	-	47					47
Amortization of restricted stock			14					14
Stock options expense			105					105
Tax benefit from non-qualified equity
compensation			9					9
Allocation of contributions to ESOP (1)			659			106		765
Cash dividends				(1,224)				(1,224)

Balance at December 31, 2006	6,697,023	$ 124	$ 71,128	$ 144,367	$ (81,677)	$ (646)	$ 473	$ 133,769

(1)	As restated, see Note 1.
(2)	Includes the repurchase of 884 shares of distributed restricted stock.

                       The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(As Restated – See Note 1)
(Unaudited)
Dollars in Thousands
For the Six Months Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at July 1, 2007, as previously reported	6,376,945	$ 124	$ 69,456	$ 149,523	$ (90,694)	$ (175)	$ 693	$ 128,927
Adjustments to opening stockholders’ equity	-	-	3,479	(3,329)	-	(280)	-	(130)
Balance at July 1, 2007, as restated	6,376,945	124	72,935	146,194	(90,694)	(455)	693	128,797

Comprehensive income:
Net income (1)				1,656				1,656
Unrealized holding gain on securities available for sale,
net of tax expense of $432							597	597
Total comprehensive income (1)								2,253

Purchase of treasury stock (2)	(188,011)				(4,096)			(4,096)
Exercise of stock options	7,500	-	69					69
Amortization of restricted stock			131					131
Awards of restricted stock			(45)		45			-
Forfeiture of restricted stock			52		(52)			-
Stock options expense			276					276
Tax benefit from non-qualified equity
compensation			6					6
Allocation of contributions to ESOP (1)			756			194		950
Cash dividends				(2,263)				(2,263)

Balance at December 31, 2007	6,196,434	$ 124	$ 74,180	$ 145,587	$ (94,797)	$ (261)	$ 1,290	$ 126,123

(1)	As restated, see Note 1.
(2)	Includes the repurchase of 930 shares of distributed restricted stock.

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive (Loss)
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at July 1, 2006, as previously reported	6,991,842	$ 124	$ 66,798	$ 142,867	$ (72,524)	$ (644)	$ (411)	$ 136,210
Adjustment to opening stockholders’ equity	-	-	2,642	(2,494)	-	(210)	-	(62)
Balance at July 1, 2006, as restated	6,991,842	124	69,440	140,373	(72,524)	(854)	(411)	136,148

Comprehensive income:
Net income (1)				6,261				6,261
Unrealized holding gain on securities available for sale,
net of tax expense of $640							884	884
Total comprehensive income (1)								7,145

Purchase of treasury stock (2)	(303,219)				(9,153)			(9,153)
Exercise of stock options	8,400	-	201					201
Amortization of restricted stock			32					32
Stock options expense			138					138
Tax benefit from non-qualified equity
compensation			32					32
Allocation of contributions to ESOP (1)			1,285			208		1,493
Cash dividends				(2,267)				(2,267)

Balance at December 31, 2006	6,697,023	$ 124	$71,128	$ 144,367	$ (81,677)	$ (646)	$ 473	$ 133,769

(1)	As restated, see Note 1.
(2)	Includes the repurchase of 1,696 shares of distributed restricted stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Six Months Ended December 31,

	2007 (As Restated – See Note 1)	2006 (As Restated – See Note 1)
Cash flows from operating activities:
Net income	$ 1,656	$ 6,261
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization	1,148	1,017
Provision for loan losses	3,659	4,383
Provision for losses on real estate	463	-
Gain on sale of loans	(1,056)	(6,411)
Net loss (gain) on sale of real estate	168	(2,340)
Stock compensation	1,282	1,468
FHLB – San Francisco stock dividend	(1,023)	(1,028)
Tax benefit from non-qualified equity compensation	(6)	(32)
Decrease in accounts payable and other liabilities	(2,876)	(2,770)
Decrease (increase) in prepaid expense and other assets	2,465	(707)
Loans originated for sale	(197,912)	(631,931)
Proceeds from sale of loans and net change in receivable from sale of loans	240,317	633,013
Net cash provided by operating activities	48,285	923

Cash flows from investing activities:
Net increase in loans held for investment	(53,766)	(132,070)
Maturity and call of investment securities held to maturity	14,000	13,000
Maturity and call of investment securities available for sale	2,129	7,087
Principal payments from mortgage-backed securities	23,382	18,844
Purchase of investment securities available for sale	(41,172)	(41,904)
Net proceeds from sale of real estate	3,709	3,406
Net redemption (purchase) of FHLB – San Francisco stock	13,599	(4,094)
Purchase of premises and equipment	(144)	(528)
Net cash used for investing activities	(38,263)	(136,259)

Cash flows from financing activities:
Net increase in deposits	4,287	8,845
(Repayment of) proceeds from borrowings, net	(8,390)	143,232
ESOP loan payment	52	79
Exercise of stock options	69	201
Tax benefit from non-qualified equity compensation	6	32
Cash dividends	(2,263)	(2,267)
Treasury stock purchases	(4,096)	(9,153)
Net cash (used for) provided by financing activities	(10,335)	140,969

Net (decrease) increase in cash and cash equivalents	(313)	5,633
Cash and cash equivalents at beginning of period	12,824	16,358

Cash and cash equivalents at end of period	$ 12,511	$ 21,991

Supplemental information:
Cash paid for interest	$ 29,250	$ 27,773
Cash paid for income taxes	$ 100	$ 4,670
Transfer of loans held for sale to loans held for investment	$ 8,467	$ 3,653
Real estate acquired in the settlement of loans	$ 8,393	$ 1,225

           The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1:	Restatement of Condensed Consolidated Financial Statements

In February 2008, the Corporation identified an error regarding the failure to release shares of common stock from its ESOP consistent with the repayment of the ESOP loan.  The failure occurred as a result of the application of cash dividend payments received on unallocated ESOP shares to reduce the balance of the ESOP loan.  Additional shares should have been released in the years ended December 31, 2002 through 2007.  Releasing these additional shares results in additional compensation expense to the Corporation for those respective periods.  As a result, the Audit Committee concluded, in accordance with SAB No. 108, that the amounts involved required the restatement of the accompanying condensed consolidated financial statements.  The impact of the adjustments to the previously issued Condensed Consolidated Financial Statements as of December 31, 2007 and June 30, 2007 and for the quarters and six months ended December 31, 2007 and 2006 are summarized in the following tables.

	As of December 31, 2007			As of June 30, 2007
	As			As
(Dollars in thousands, except	Previously			Previously
earnings per share)	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Condensed Consolidated Statements of
Financial Condition
Accounts payable, accrued
interest and other liabilities	$ 14,120	$ 180	$ 14,300	$ 15,825	$ 130	$ 15,955
Total liabilities	1,514,188	180	1,514,368	1,519,996	130	1,520,126
Additional paid-in capital	70,490	3,690	74,180	69,456	3,479	72,935
Retained earnings	149,196	(3,609)	145,587	149,523	(3,329)	146,194
Unearned stock compensation	-	(261)	(261)	(175)	(280)	(455)
Total stockholders' equity	126,303	(180)	126,123	128,927	(130)	128,797

	Quarter Ended December 31, 2007			Quarter Ended December 31, 2006
	As			As
(Dollars in thousands, except	Previously			Previously
earnings per share)	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Condensed Consolidated
Statements of Operations
Salaries and employee benefits	$ 4,393	$ 129	$ 4,522	$ 5,359	$ 260	$ 5,619
Total non-interest expense	7,191	129	7,320	8,223	260	8,483
Income before income taxes	2,184	(129)	2,055	2,790	(260)	2,530
Provision for income taxes	1,006	5	1,011	1,295	-	1,295
Net income	1,178	(134)	1,044	1,495	(260)	1,235
Basic earnings per share	0.20	(0.03)	0.17	0.23	(0.04)	0.19
Diluted earnings per share	0.19	(0.02)	0.17	0.22	(0.04)	0.18

Condensed Consolidated Statements of
Stockholders’ Equity
Net income	1,178	(134)	1,044	1,495	(260)	1,235
Total comprehensive income	1,451	(134)	1,317	1,764	(260)	1,504
Allocation of contributions to ESOP	295	156	451	461	304	765
Prepayment of ESOP loan	47	(47)	-	58	(58)	-
Total stockholders’ equity	126,303	(180)	126,123	133,858	(89)	133,769

	Six Months Ended December 31, 2007			Six Months Ended December 31, 2006
	As			As
(Dollars in thousands, except	Previously			Previously
earnings per share)	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Condensed Consolidated
Statements of Operations
Salaries and employee benefits	$ 9,375	$ 271	$ 9,646	$ 10,775	$ 492	$ 11,267
Total non-interest expense	14,817	271	15,088	16,440	492	16,932
Income before income taxes	3,787	(271)	3,516	12,069	(492)	11,577
Provision for income taxes	1,851	9	1,860	5,316	-	5,316
Net income	1,936	(280)	1,656	6,753	(492)	6,261
Basic earnings per share	0.32	(0.05)	0.27	1.02	(0.08)	0.94
Diluted earnings per share	0.32	(0.05)	0.27	1.00	(0.08)	0.92

Condensed Consolidated Statements of
Stockholders’ Equity
Net income	1,936	(280)	1,656	6,753	(492)	6,261
Total comprehensive income	2,533	(280)	2,253	7,637	(492)	7,145
Allocation of contributions to ESOP	627	323	950	922	571	1,493
Prepayment of ESOP loan	93	(93)	-	106	(106)	-
Total stockholders’ equity	126,303	(180)	126,123	133,858	(89)	133,769

Condensed Consolidated Statements of
Cash Flows
Cash flows from operating
activities
Net income	1,936	(280)	1,656	6,753	(492)	6,261
Stock-based compensation	1,011	271	1,282	976	492	1,468
Decrease in accounts payable,
accrued interest and
other liabilities	(2,833)	(43)	(2,876)	(2,691)	(79)	(2,770)
Net cash provided by
operating activities	48,337	(52)	48,285	1,002	(79)	923

Cash flows from financing
activities
ESOP loan payment	-	52	52	-	79	79
Net cash (used for) provided by
financing activities	(10,387)	52	(10,335)	140,890	79	140,969

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

Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.  In the Condensed Consolidated Statement of Financial Condition at June 30, 2007, escrow balances of $1.4 million, previously reported in loans held for investment, were reclassified to interest-bearing deposits; and custodial accounts of $1.4 million, previously reported in accounts payable, accrued interest and other liabilities, were reclassified to non interest-bearing deposits.  In the Condensed Consolidated Statements of Operations for the quarter and six months ended December 31, 2006, interest expense on escrow balances of $18,000 and $35,000, respectively, previously reported in other non-interest expense, was reclassified to interest expense - checking and money market deposits.

The results of operations for the quarter and six months ended December 31, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2008.

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

Note 4: Earnings Per Share and Stock-Based Compensation

Earnings Per Share:
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Stock options outstanding as of December 31, 2007 and 2006 were 734,700 and 608,593, respectively.  Of these options outstanding as of December 31, 2007 and 2006, 597,000 and none, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2007 and 2006, respectively.

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
(In Thousands, Except Earnings Per Share)
	2007	2006	2007	2006
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - income available to common stockholders

	$ 1,044	$ 1,235	$ 1,656	$ 6,261

Denominator:
Denominator for basic earnings per share: Weighted-average shares
	6,134	6,623	6,186	6,690

Effect of dilutive securities:
Stock option dilution	63	126	58	128
Restricted stock dilution	-	1	1	2

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	6,197	6,750	6,245	6,820

Basic earnings per share	$ 0.17	$ 0.19	$ 0.27	$ 0.94
Diluted earnings per share	$ 0.17	$ 0.18	$ 0.27	$ 0.92

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

The following tables set forth condensed statements of operations and total assets for the Corporation’s operating segments for the quarters and six months ended December 31, 2007 and 2006, respectively (in thousands).

	For the Quarter Ended December 31, 2007
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income (loss), after provision for loan losses	$ 8,624	$ (1,196)	$ 7,428

Non-interest income:
Loan servicing and other fees (1)	63	450	513
Gain on sale of loans, net	10	924	934
Deposit account fees	785	-	785
Net (loss) gain on sale of real estate	(236)	7	(229)
Other	451	(507)	(56)
Total non-interest income	1,073	874	1,947

Non-interest expense:
Salaries and employee benefits	3,321	1,201	4,522
Premises and occupancy	491	340	831
Operating and administrative expenses	926	1,041	1,967
Total non-interest expense	4,738	2,582	7,320
Income (loss) before taxes	$ 4,959	$ (2,904)	$ 2,055
Total assets, end of period	$ 1,619,102	$ 21,389	$ 1,640,491

(1)	Includes an inter-company charge of $352 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Quarter Ended December 31, 2006
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income (loss), after provision for loan losses	$ 6,788	$ (49)	$ 6,739

Non-interest income:
Loan servicing and other fees (1)	(421)	909	488
Gain on sale of loans, net	19	2,900	2,919
Deposit account fees	510	-	510
Net gain on sale of real estate	27	-	27
Other	328	2	330
Total non-interest income	463	3,811	4,274

Non-interest expense:
Salaries and employee benefits	3,324	2,295	5,619
Premises and occupancy	488	257	745
Operating and administrative expenses	907	1,212	2,119
Total non-interest expense	4,719	3,764	8,483
Income (loss) before taxes	$ 2,532	$ (2)	$ 2,530
Total assets, end of period	$ 1,662,127	$ 109,744	$ 1,771,871

(1)	Includes an inter-company charge of $751 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Six Months Ended December 31, 2007
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income (loss), after provision for loan losses	$ 17,334	$ (2,052)	$ 15,282

Non-interest income:
Loan servicing and other fees (1)	(1)	1,005	1,004
Gain on sale of loans, net	33	1,023	1,056
Deposit account fees	1,443	-	1,443
Net (loss) gain on sale of real estate	(181)	13	(168)
Other	653	(666)	(13)
Total non-interest income	1,947	1,375	3,322

Non-interest expense:
Salaries and employee benefits	6,801	2,845	9,646
Premises and occupancy	1,041	497	1,538
Operating and administrative expenses	1,915	1,989	3,904
Total non-interest expense	9,757	5,331	15,088
Income (loss) before taxes	$ 9,524	$ (6,008)	$ 3,516
Total assets, end of period	$ 1,619,102	$ 21,389	$ 1,640,491

(1)	Includes an inter-company charge of $695 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Six Months Ended December 31, 2006
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, after provision for loan losses	$ 16,614	$ 227	$ 16,841

Non-interest income:
Loan servicing and other fees (1)	(516)	1,480	964
Gain on sale of loans, net	127	6,284	6,411
Deposit account fees	1,032	-	1,032
Net gain on sale of real estate	2,340	-	2,340
Other	919	2	921
Total non-interest income	3,902	7,766	11,668

Non-interest expense:
Salaries and employee benefits	6,790	4,477	11,267
Premises and occupancy	1,029	500	1,529
Operating and administrative expenses	1,914	2,222	4,136
Total non-interest expense	9,733	7,199	16,932
Income before taxes	$ 10,783	$ 794	$ 11,577
Total assets, end of period	$ 1,662,127	$ 109,744	$ 1,771,871

(1)	Includes an inter-company charge of $1.2 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

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

	December 31,	June 30,
Commitments	2007	2007
(In Thousands)

Undisbursed loan funds – Construction loans	$ 20,366	$ 25,484
Undisbursed lines of credit – Single-family loans	3,472	3,326
Undisbursed lines of credit – Commercial business loans	10,330	14,532
Undisbursed lines of credit – Consumer loans	1,868	1,637
Commitments to extend credit on loans to be held for investment	19,725	9,387
Total	$ 55,761	$ 54,366

In accordance with SFAS No. 133 and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements, forward commitments to purchase mortgage-backed securities (“MBS”), put option contracts and call option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.  The net impact of derivative financial instruments on the Consolidated Statements of Operations during the quarters ended December 31, 2007 and 2006 was a gain of $30,000 and a loss of $150,000, respectively.  For the six months ended December 31, 2007 and 2006, the net impact of derivative financial instruments on the consolidated statements of operations was a loss of $42,000 and a gain of $169,000, respectively.

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

Note 7: Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”.  FIN 48 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions.  In this regard, an uncertain tax position represents the Corporation’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 provides guidance on the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.

On July 1, 2007, the Corporation adopted the provisions of FIN 48 and had no cumulative effect or adjustment recognized upon adoption. In addition, as a result of adoption of FIN 48, the Corporation does not have any unrecognized tax benefits as a result of uncertainty in income taxes on its Condensed Consolidated Statements of Financial Condition as of July 1, 2007 and December 31, 2007.  It is the Corporation’s policy to record any penalties or interest arising from federal or state taxes as a component of other expense.  There were no penalties or interest included in the Condensed Consolidated Statement of Operations for the quarter ended December 31, 2007.  Also, the Corporation does not anticipate any changes in the amount of unrecognized tax benefits prior to the end of fiscal year 2008.  The Corporation files income tax returns with the United States federal and state of California jurisdictions.  The Corporation is no longer subject to United States federal and state income tax examinations by tax authorities for years ended on or before June 30, 2003.  Accordingly, the tax years ended June 30, 2004 through 2007 remain open to examination by the federal and state taxing authorities.   In January 2008, the Corporation received a notice that the 2006 tax return will be examined by the Internal Revenue Service, in a routine audit.

Note 8: Subsequent Events

On January 31, 2008, the Corporation announced a cash dividend of $0.18 per share on the Corporation’s outstanding shares of common stock for shareholders of record as of the close of business on February 25, 2008, payable on March 21, 2008.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis gives effect to the restatement discussed in Note 1 to the accompanying condensed consolidated financial statements.

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At December 31, 2007, the Corporation had total assets of $1.64 billion, total deposits of $1.01 billion and total stockholders’ equity of $126.1 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

Consideration is also given to the Corporation’s liquidity, regulatory capital requirements and future capital needs based on the Corporation’s current business plan.  The Corporation’s Board of Directors authorizes each stock repurchase program, the duration of which is typically one year.  Once the stock repurchase program is authorized, management may repurchase the Corporation’s common stock from time to time in the open market or in privately negotiated transactions, depending upon market conditions and the factors described above.  On June 25, 2007, the Corporation announced that its Board of Directors authorized the repurchase of up to five percent of its outstanding common stock, or approximately 318,847 shares, over a one-year period.  For additional information regarding the Corporation’s repurchases during the quarter ended December 31, 2007, see Part II, Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” on page 40 of the Original Form 10-Q ended December 31, 2007.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On October 25, 2007, the Corporation announced a quarterly cash dividend of $0.18 per share for the Corporation’s shareholders of record at the close of business on November 19, 2007, which was paid on December 14, 2007.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this quarterly report on Form 10-Q/A for the quarter ended December 31, 2007 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation’s mission and vision.  These forward-looking statements are based upon management expectations, and may, therefore, involve risks and uncertainties.  The Corporation’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to the general business environment, the credit risks of lending activities, the ability to access cost-effective funding, interest rates, the California real estate market, the demand for loans, the repurchase of loans previously sold to investors, competitive conditions between banks and non-bank financial services providers, regulatory changes, fraud, and other risks disclosed herein or detailed in the Corporation’s reports filed with the SEC, including the Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2007.  Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update forward-looking information.

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

Accounting for the allowance for loan losses involves significant judgment and assumptions by management, which have a material impact on the carrying value of net loans.  Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118,

“Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  The allowance has two components: a formula allowance for groups of homogeneous loans and a specific valuation allowance for identified problem loans.  Each of these components is based upon estimates that can change over time.  The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future.  The history is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.  For further details, see “Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2007 and 2006 - Provision for Loan Losses” on page 25 of this Form 10-Q/A.

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

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at December 31, 2007 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	1 year	Over 1 year	Over 3 years	Over
	or less	to 3 years	to 5 years	5 years	Total
Operating lease obligations	$ 813	$ 1,286	$ 640	$ 813	$ 3,552
Time deposits	532,124	150,498	4,487	-	687,109
FHLB – San Francisco advances	245,730	168,415	113,686	2,670	530,501
FHLB – San Francisco letter of credit	2,000	-	-	-	2,000
Total	$ 780,667	$ 320,199	$ 118,813	$ 3,483	$ 1,223,162

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

Comparison of Financial Condition at December 31, 2007 and June 30, 2007

Total assets decreased $8.4 million, or one percent, to $1.64 billion at December 31, 2007 from $1.65 billion at June 30, 2007.  The decrease was primarily attributable to decreases in the receivable from sale of loans and FHLB – San Francisco stock, partly offset by an increase in loans held for investment.

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

Loans held for investment increased $44.7 million, or three percent, to $1.40 billion at December 31, 2007 from $1.35 billion at June 30, 2007.  During the first six months of fiscal 2008, the Bank originated $185.7 million of loans held for investment, $119.7 million, or 64 percent, were “preferred loans” (multi-family, commercial real estate, construction and commercial business loans), which includes the purchase of $71.5 million of loans.  The loans purchased in the first six months of fiscal 2008 are secured by real estate located primarily in California (property inspections were performed on those loans above $400,000) and all loans were underwritten by the Corporation prior to purchase using the same underwriting criteria as an originated loan.  Total loan principal payments during the first six months of fiscal 2008 were $134.7 million, compared to $178.6 million during the first six months of fiscal 2007.  The balance of preferred loans increased to $576.8 million, or 41 percent of loans held for investment at December 31, 2007, as compared to $522.9 million, or 39 percent of loans held for investment at June 30, 2007.  Purchased loans serviced by others at December 31, 2007 were $159.6 million, or 11 percent of loans held for investment, compared to $159.8 million, or 12 percent of loans held for investment at June 30, 2007.

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

Borrowings, which consisted primarily of FHLB – San Francisco advances, decreased $8.4 million, or two percent, to $494.4 million at December 31, 2007 from $502.8 million at June 30, 2007.  The decrease in borrowings was primarily the result of the decreases in the receivable from sale of loans and the FHLB – San Francisco stock, partly offset by the increase in loans held for investment.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 19 months (15 months, if put options are exercised by the FHLB – San Francisco) at December 31, 2007 as compared to the weighted-average maturity of 23 months (18 months, if put options are exercised by the FHLB – San Francisco) at June 30, 2007.

Total stockholders’ equity decreased $2.7 million, or two percent, to $126.1 million at December 31, 2007, from $128.8 million at June 30, 2007, primarily as a result of common stock repurchases and the quarterly cash dividends paid during the first six months of fiscal 2008, which was partly offset by net income and share based payment activity during the first six months of fiscal 2008.  During the first six months of fiscal 2008, a total of 7,500 stock options with an average strike price of $9.15 per share were exercised.  Also, a total of 187,081 shares of common stock were repurchased during the first six months of fiscal 2008 under the June 2007 stock repurchase program at an average price of $21.78 per share.  As of December 31, 2007, 59 percent of the authorized shares of the June 2007 stock repurchase program were purchased, leaving 131,766 shares available for future repurchase.  During the first six months of fiscal 2008, the Corporation repurchased 930 shares of restricted stock in lieu of distribution to employees (to satisfy the minimum income tax required to be withheld from employees) at an average price of $22.66 per share.  The total cash dividend paid to the Corporation’s shareholders in the first six months of fiscal 2008 was $2.3 million.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2007 and 2006

The Corporation’s net income for the second quarter ended December 31, 2007 was $1.0 million, a decrease of $191,000, or 15 percent, from $1.2 million during the same quarter of fiscal 2007.  This decrease was primarily attributable to decreases in net interest income and non-interest income, partly offset by decreases in the provision for loan losses and operating expenses.  For the six months ended December 31, 2007, the Corporation’s net income was $1.7 million, down $4.6 million, from $6.3 million during the same period of fiscal 2007.  This decrease was primarily a result of the decreases in net interest income and non-interest income, partly offset by decreases in the provision for loan losses and operating expenses.

The Corporation’s net interest income (before the provision for loan losses) decreased by $917,000, or nine percent, to $9.6 million for the quarter ended December 31, 2007 from $10.5 million during the comparable period of fiscal 2007.  This decrease was the result of a lower net interest margin and lower average earning assets.  The net interest margin decreased to 2.42 percent in the second quarter of fiscal 2008, down eight basis points from 2.50 percent for the same period of fiscal 2007.  The decrease in the net interest margin during the second quarter of fiscal 2008 was primarily attributable to an increase in the average cost of funds and a decrease in the average yield on earning assets.  The average balance of earning assets decreased $93.2 million, or six percent, to $1.58 billion in the second quarter of fiscal 2008 from $1.68 billion in the comparable period of fiscal 2007.  For the six months ended December 31, 2007, net interest income (before the provision for loan losses) was $18.9 million, down $2.3 million or 11 percent from $21.2 million during the same period of fiscal 2007.  This decrease was the result of a lower net interest margin and lower average earning assets.  The net interest margin decreased to 2.41 percent in the first six months of fiscal 2008, down 17 basis points from 2.58 percent during the same period of fiscal 2007.  The average balance of earning assets decreased $71.9 million, or four percent, to $1.57 billion in the first six months of fiscal 2008 from $1.64 billion in the comparable period of fiscal 2007.

The Corporation’s efficiency ratio increased to 64 percent in the second quarter of fiscal 2008 from 57 percent in the same period of fiscal 2007.  For the six months ended December 31, 2007 and 2006, the efficiency ratio was 68 percent and 51 percent, respectively.  The deterioration in the efficiency ratio was a result of the declines in net interest income and non-interest income, which outpaced the decline in non-interest expense.

Return on average assets for the quarter ended December 31, 2007 decreased three basis points to 0.26 percent from 0.29 percent in the same period last year.  For the six months ended December 31, 2007 and 2006, the return on average assets was 0.21 percent and 0.74 percent, respectively, a decrease of 53 basis points.

Return on average equity for the quarter ended December 31, 2007 decreased to 3.30 percent from 3.64 percent for the same period last year.  For the six months ended December 31, 2007, the return on average equity decreased to 2.60 percent from 9.15 percent for the same period last year.

Diluted earnings per share for the quarter ended December 31, 2007 were $0.17, a decrease of six percent from $0.18 for the quarter ended December 31, 2006.  For the six months ended December 31, 2007 and 2006, diluted earnings per share were $0.27 and $0.92, respectively, a decrease of 71 percent.

Interest Income.  Total interest income decreased by $1.5 million, or six percent, to $24.0 million for the second quarter of fiscal 2008 from $25.5 million in the same quarter of fiscal 2007.  This decrease was primarily the result of a lower average balance of earning assets and a lower average earning asset yield.  The average yield on earning assets during the second quarter of fiscal 2008 was 6.07 percent, one basis point lower than the average yield of 6.08 percent during the same period of fiscal 2007.

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

FHLB – San Francisco stock dividends decreased by $161,000, or 27 percent, to $432,000 in the second quarter of fiscal 2008 from $593,000 in the same period of fiscal 2007.  This decrease was attributable to a lower average balance and a lower average yield.  The average balance of FHLB – San Francisco stock decreased $10.3 million to $31.0 million during the second quarter of fiscal 2008 from $41.3 million during the same period of fiscal 2007.  The average balance of FHLB – San Francisco stock was consistent with the borrowing requirements of the FHLB – San Francisco.  The average yield on FHLB – San Francisco stock decreased 16 basis points to 5.58 percent during the second quarter of fiscal 2008 from 5.74 percent during the same period last year.

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

FHLB – San Francisco stock dividends decreased by $206,000, or 19 percent, to $901,000 in the first six months of fiscal 2008 from $1.1 million in the same period of fiscal 2007.  This decrease was attributable to a lower average yield and a lower average balance.  The average yield on FHLB – San Francisco stock decreased nine basis points to 5.47 percent during the first six months of fiscal 2008 from 5.56 percent during the same period last year.  The average balance of FHLB – San Francisco stock decreased $6.8 million to $33.0 million during the first six months of fiscal 2008 from $39.8 million during the same period of fiscal 2007.  The average balance of FHLB – San Francisco stock was consistent with the borrowing requirements of the FHLB – San Francisco.

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

Interest expense on borrowings, which consisted primarily of FHLB – San Francisco advances, for the quarter ended December 31, 2007 decreased $2.2 million, or 29 percent, to $5.3 million from $7.5 million for the same period of fiscal 2007.  The decrease in interest expense on borrowings was primarily a result of a lower average balance and a lower average cost.  The average balance of borrowings decreased $166.9 million, or 26 percent, to $465.5 million during the quarter ended December 31, 2007 from $632.4 million during the same period of fiscal 2007.  The average cost of borrowings decreased to 4.50 percent for the quarter ended December 31, 2007 from 4.70 percent in the same quarter of fiscal 2007, a decrease of 20 basis points.  The decrease in the average cost of borrowings was the result of lower short-term interest rates during the first six months of fiscal 2008 compared to the same period of fiscal 2007.

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

Interest expense on borrowings, which consisted primarily of FHLB – San Francisco advances, for the six months ended December 31, 2007 decreased $3.7 million, or 26 percent, to $10.4 million from $14.1 million for the same period of fiscal 2007.  The decrease in interest expense on borrowings was primarily a result of a lower average cost and a lower average balance.  The average cost of borrowings decreased to 4.52 percent for the six months ended December 31, 2007 from 4.66 percent in the same period ended December 31, 2006, a decrease of 14 basis points.  The decrease in the average cost of borrowings was the result of lower short-term interest rates in the first six months of fiscal 2008 as compared to the same period of fiscal 2007.  The average balance of borrowings decreased $146.1 million, or 24 percent, to $455.1 million during the six months ended December 31, 2007 from $601.2 million during the same period of fiscal 2007.

The following table depicts the average balance sheets for the quarters and six months ended December 31, 2007 and 2006, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	December 31, 2007			December 31, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,398,321	$ 21,700	6.21%	$ 1,449,531	$ 23,001	6.35%
Investment securities	153,816	1,902	4.95%	184,742	1,857	4.02%
FHLB – San Francisco stock	30,986	432	5.58%	41,294	593	5.74%
Interest-earning deposits	532	5	3.76%	1,377	18	5.23%

Total interest-earning assets	1,583,655	24,039	6.07%	1,676,944	25,469	6.08%

Non interest-earning assets	38,159			37,382

Total assets	$ 1,621,814			$ 1,714,326

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 195,760	499	1.01%	$ 205,100	379	0.73%
Savings accounts	147,225	804	2.17%	163,404	671	1.63%
Time deposits	665,333	7,888	4.70%	552,793	6,437	4.62%

Total deposits	1,008,318	9,191	3.62%	921,297	7,487	3.22%

Borrowings	465,452	5,280	4.50%	632,402	7,497	4.70%

Total interest-bearing liabilities	1,473,770	14,471	3.90%	1,553,699	14,984	3.83%

Non interest-bearing liabilities	21,626			24,805

Total liabilities	1,495,396			1,578,504

Stockholders’ equity	126,418			135,822
Total liabilities and stockholders’ equity
	$ 1,621,814			$ 1,714,326

Net interest income		$ 9,568			$ 10,485

Interest rate spread (3)			2.17%			2.25%
Net interest margin (4)			2.42%			2.50%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.46%			107.93%
Return on average assets			0.26%			0.29%
Return on average equity			3.30%			3.64%

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
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

	Six Months Ended			Six Months Ended
	December 31, 2007			December 31, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,386,524	$ 43,214	6.23%	$ 1,418,447	$ 44,959	6.34%
Investment securities	151,618	3,646	4.81%	183,916	3,553	3.86%
FHLB – San Francisco stock	32,951	901	5.47%	39,832	1,107	5.56%
Interest-earning deposits	639	14	4.38%	1,410	37	5.25%

Total interest-earning assets	1,571,732	47,775	6.08%	1,643,605	49,656	6.04%

Non interest-earning assets	37,441			38,602

Total assets	$ 1,609,173			$ 1,682,207

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 196,851	924	0.93%	$ 208,455	732	0.70%
Savings accounts	148,232	1,591	2.13%	169,691	1,315	1.54%
Time deposits	662,049	15,946	4.78%	540,806	12,264	4.50%

Total deposits	1,007,132	18,461	3.64%	918,952	14,311	3.09%

Borrowings	455,075	10,373	4.52%	601,213	14,121	4.66%

Total interest-bearing liabilities	1,462,207	28,834	3.91%	1,520,165	28,432	3.71%

Non interest-bearing liabilities	19,555			25,215

Total liabilities	1,481,762			1,545,380

Stockholders’ equity	127,411			136,827
Total liabilities and stockholders’ equity
	$ 1,609,173			$ 1,682,207

Net interest income		$ 18,941			$ 21,224

Interest rate spread (3)			2.17%			2.33%
Net interest margin (4)			2.41%			2.58%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.49%			108.12%
Return on average assets			0.21%			0.74%
Return on average equity			2.60%			9.15%

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

The following table provides the rate/volume variances for the quarters and six months ended December 31, 2007 and 2006, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended December 31, 2007 Compared
	To Quarter Ended December 31, 2006
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (506)	$ (813)	$ 18	$ (1,301)
Investment securities	428	(311)	(72)	45
FHLB – San Francisco stock	(17)	(148)	4	(161)
Interest-bearing deposits	(5)	(11)	3	(13)
Total net change in income on interest-earning assets
	(100)	(1,283)	(47)	(1,430)

Interest-bearing liabilities:
Checking and money market accounts	144	(17)	(7)	120
Savings accounts	221	(66)	(22)	133
Time deposits	117	1,311	23	1,451
Borrowings	(323)	(1,978)	84	(2,217)
Total net change in expense on interest-bearing liabilities
	159	(750)	78	(513)
Net decrease in net interest income
	$ (259)	$ (533)	$ (125)	$ (917)

(1)  Includes the receivable from sale of loans, loans held for sale and non-accrual loans.  For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2007 Compared
	To Six Months Ended December 31, 2006
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (751)	$ (1,012)	$ 18	$ (1,745)
Investment securities	869	(623)	(153)	93
FHLB – San Francisco stock	(18)	(191)	3	(206)
Interest-bearing deposits	(6)	(20)	3	(23)
Total net change in income on interest-earning assets
	94	(1,846)	(129)	(1,881)

Interest-bearing liabilities:
Checking and money market accounts	246	(41)	(13)	192
Savings accounts	507	(167)	(64)	276
Time deposits	761	2,750	171	3,682
Borrowings	(418)	(3,433)	103	(3,748)
Total net change in expense on interest-bearing liabilities
	1,096	(891)	197	402
Net decrease in net interest income
	$ (1,002)	$ (955)	$ (326)	$ (2,283)

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

The gain on sale of loans decreased $2.0 million, or 69 percent, to $934,000 for the quarter ended December 31, 2007 from $2.9 million in the same quarter of fiscal 2007.  The decrease was the result of a lower volume of loans originated for sale, partly offset by a higher average loan sale margin.  The volume of loans originated for sale decreased to $98.4 million in the second quarter of fiscal 2008 as compared to $312.4 million during the same period last year.  The decline in loan originations was primarily attributable to lower loan demand resulting from a decline in real estate values, more stringent underwriting standards and a more competitive environment.  The average loan sale margin for PBM during the second quarter of fiscal 2008 was 1.09 percent, up nine basis points from 1.00 percent in the same period of fiscal 2007.  The increase in the average loan sale margin was primarily attributable to an increase in the fair-value adjustment on derivative financial instruments pursuant to the SFAS No. 133 (a gain of $30,000 versus a loss of $150,000) and an improvement to the reserve provision for loans sold that are subject to early payment default repurchase (a recovery of $46,000 versus a provision of $172,000).  As of December 31, 2007, the fair value of derivative financial instruments was a loss of $29,000 as compared to a loss of $3,000 at June 30, 2007 and a loss of $12,000 at December 31, 2006.  As of December 31, 2007, the total reserve for loans sold that are subject to early payment default repurchase was $224,000, compared to $194,000 at June 30, 2007 and $172,000 at December 31, 2006.

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

Non-Interest Expense.  Total non-interest expense in the quarter ended December 31, 2007 was $7.3 million, a decrease of $1.2 million or 14 percent, as compared to $8.5 million in the same quarter of fiscal 2007.  The decrease in non-interest expense was primarily the result of a decrease in compensation expense, marketing expense and other operating expenses, partly offset by higher premises and occupancy expense, equipment expense and professional expenses.

Total compensation expense in the second quarter of fiscal 2008 was $4.5 million, down 20 percent from $5.6 million in the same period of fiscal 2007.  The decrease in compensation expense was primarily attributable to fewer mortgage banking personnel and lower incentive compensation given the decline in loan origination volume in the second quarter of fiscal 2008 compared to the same quarter of fiscal 2007.

The increase in premises and occupancy expense was primarily related to the closures of five Provident Bank Mortgage loan production offices in the quarter ended December 31, 2007, while the increase in professional expenses was primarily related to higher legal expenses corresponding to the increase in delinquent loans.

For the six months ended December 31, 2007, total non-interest expense was $15.1 million, a decrease of $1.8 million or 11 percent, as compared to $16.9 million in the same period of fiscal 2007.  The decrease in non-interest expense was primarily the result of a decrease in compensation expense, marketing expense and other operating expenses, partly offset by higher premises and occupancy expenses and professional expenses.

Income taxes.  Income tax expense was $1.0 million for the quarter ended December 31, 2007 as compared to $1.3 million during the same period of fiscal 2007.  The effective income tax rate for the quarter ended December 31, 2007 decreased to 49.2 percent as compared to 51.2 percent for the same quarter last year.  The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2008 reflects its current income tax obligations.

For the six months ended December 31, 2007, income tax expense was $1.9 million as compared to $5.3 million during the same period of fiscal 2007.  The effective income tax rate for the six months ended December 31, 2007 increased to 52.9 percent as compared to 45.9 percent for the same period last year.  The increase in the effective income tax rate was primarily the result of a higher percentage of permanent tax differences relative to income before taxes.  The Corporation believes that the effective income tax rate applied in the first six months of fiscal 2008 reflects its current income tax obligations.

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

During the quarter ended December 31, 2007, the Bank repurchased $2.1 million of loans from investors, resulting in a market value write down of $158,000 on these loans.  The loan repurchases in the quarter ended December 31, 2006 were $2.5 million and the unable to sell loans were $975,000 with a market value write down of $349,000.  Many of the repurchases and unable to sell loans were the result of early payment default, which in many cases is the result of fraud.  For the first six months of fiscal 2008, the Bank repurchased $3.8 million of loans from investors and was unable to sell $4.2 million of loans to investors, resulting in a market value write down of $601,000, compared to $3.9 million of repurchased loans and $975,000 of unable to sell loans with a market value write down of $396,000 in the same period of fiscal 2007. The Bank has made procedural changes to improve the underwriting process but it is too soon to determine if the tighter underwriting standards will curtail this problem.

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

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of December 31, 2007:

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

As of December 31, 2007, restructured loans were $2.8 million (consisting of seven loans); all are current, remain on accrual status and are classified as special mention.  To qualify for restructuring, a borrower must provide evidence of their creditworthiness such as, current financial statements, most recent income tax returns, current paystubs, current W-2s, and most recent bank statements, among other documents, which are then verified by the Bank.  The Bank re-underwrites the loan file with the borrower’s updated financial information, new credit report, current loan balance, new interest rate (which is at or slightly higher than current market), remaining loan term, updated property value and modified payment schedule, among other considerations, to determine if the borrower qualifies.

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

The primary investing activity of the Bank is the origination and purchase of loans held for investment.  During the first six months of fiscal 2008 and 2007, the Bank originated loans in the amounts of $312.0 million and $824.1 million, respectively.  In addition, the Bank purchased loans from other financial institutions in the first six months of fiscal 2008 and 2007 in the amounts of $71.5 million and $88.2 million, respectively.  The Bank’s mortgage banking activities resulted in total loans sold in the first six months of fiscal 2008 and 2007 of $199.2 million and $628.1 million, respectively.  At December 31, 2007, the Bank had loan origination commitments totaling $29.7 million and undisbursed loans in process totaling $20.4 million.  The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At December 31, 2007, total cash and cash equivalents were $12.5 million, or 0.76 percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may continue to rely on FHLB – San Francisco advances for part of its liquidity needs.  As of December 31, 2007, the remaining financing availability at FHLB – San Francisco was $296.5 million, and the available borrowing capacity at the Bank’s correspondent bank was $25.0 million.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements.  Under the OTS prompt corrective action provisions, a minimum ratio of 1.5 percent for Tangible Capital is required to be deemed other than “critically undercapitalized,” while a minimum of 5.0 percent for Core Capital, 10.0 percent for Total Risk-Based Capital and 6.0 percent for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of December 31, 2007, the Bank exceeded all regulatory capital requirements with Tangible Capital, Core Capital, Total Risk-Based Capital and Tier 1 Risk-Based Capital ratios of 7.1 percent, 7.1 percent, 11.9 percent and 10.7 percent, respectively.

The Bank’s actual and required capital amounts and ratios as of December 31, 2007 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 116,817	7.13%
Requirement	32,758	2.00

Excess over requirement	$ 84,059	5.13%

Core capital	$ 116,817	7.13%
Requirement to be “Well Capitalized”	81,896	5.00

Excess over requirement	$ 34,921	2.13%

Total risk-based capital	$ 126,522	11.93%
Requirement to be “Well Capitalized”	106,077	10.00

Excess over requirement	$ 20,445	1.93%

Tier 1 risk-based capital	$ 113,850	10.73%
Requirement to be “Well Capitalized”	63,646	6.00

Excess over requirement	$ 50,204	4.73%

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counter party to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  For a discussion on commitments and derivative financial instruments, see Note 6 of the Notes to Unaudited Interim Consolidated Financial Statements on page 11.

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

A summary of the status of the Corporation’s unvested restricted stock as of December 31, 2007 and changes during the quarter and six months ended December 31, 2007 is presented below:

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

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Expected volatility	-	-	22%	23%
Weighted-average volatility	-	-	22%	23%
Expected dividend yield	-	-	3.6%	2.0%
Expected term (in years)	-	-	7.4	7.4
Risk-free interest rate	-	-	4.8%	4.5% – 5.0%

A total of 13,500 options were forfeited in the second quarter of fiscal 2008.  There was no other activity. This compares to a total of 1,900 options exercised in the second quarter of fiscal 2007 and the total intrinsic value of options exercised was $10,000.  There was no other activity in the second quarter of fiscal 2007.  For the first six months of fiscal 2008, a total of 50,000 options were granted and 7,500 options were exercised, while 48,700 options were forfeited.  This compares to a total of 64,000 options granted and 8,400 options exercised in the first six months of fiscal 2007.  There was no other activity.   As of December 31, 2007 and 2006, the number of options available for future grants under the Stock Option Plans were 14,900 and 43,200 options, respectively.

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

All of the MRP shares were fully vested and distributed in July 2007 and no MRP compensation expense was recognized for the quarter ended December 31, 2007.  The MRP compensation expense for the quarter ended December 31, 2006 was $14,000.  For the six months ended December 31, 2007 and 2006, the MRP compensation expense was $4,000 and $32,000, respectively.  The value of the unearned MRP at December 31, 2006 was $30,000, and reported as a reduction to stockholders’ equity (included in the Condensed Consolidated Statements of Financial Condition under additional paid-in capital, as per SFAS No. 123R).

A summary of the status of the Corporation’s unvested MRP shares as of December 31, 2007 and changes during the six months ended December 31, 2007 is presented below:

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2007	3,768	$ 13.67
Granted	-	-
Vested	(3,768)	$ 13.67
Forfeited	-	-
Unvested at December 31, 2007	-	-

Supplemental Information

	At	At	At
	December 31,	June 30,	December 31,
	2007	2007	2006

Loans serviced for others (in thousands)	$ 195,645	$ 205,788	$ 221,269

Book value per share	$ 20.35	$ 20.20	$ 19.97

ITEM 4 – Controls and Procedures.

Background and Financial Statement Restatement:

On April 22, 2008, the Audit Committee of the Corporation identified an error in the accounting for the Corporation sponsored Employee Stock Ownership Plan (“ESOP”).  Additional information regarding this matter can be found in Note 1 to the Unaudited Interim Condensed Consolidated Financial Statements.

Disclosure Controls and Procedures:

a) An evaluation of the Corporation’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Although the Corporation’s disclosure controls and procedures were originally determined to be effective, because of the subsequent restatement of the Corporation’s financial statements, the Corporation’s Chief Executive Officer and Chief Financial Officer conducted a reassessment of its disclosure controls and procedures and concluded that the Corporation’s disclosure controls and procedures as of December 31, 2007 are not effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 16, 2008	/s/Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q/A of Provident Financial Holdings, Inc.  (the “Corporation”) for the period ended December 31, 2007 (the “Report”), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q/A of Provident Financial Holdings, Inc.  (the “Corporation”) for the period ended December 31, 2007 (the “Report”), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: May 16, 2008	/s/Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and Chief Financial Officer