Form 10-Q
period 2008-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2008-05-19
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended …………………………………….... March 31, 2008

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

Yes    X  .         No           .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         .     No    X .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of May 9, 2008

Common stock, $ 0.01 par value, per share	6,207,719 shares*

* Includes 40,791 shares held by the Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts.

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of March 31, 2008 and June 30, 2007	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Nine Months ended March 31, 2008 and 2007 (as restated)	2
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Nine Months ended March 31, 2008 and 2007 (as restated)	3
	Condensed Consolidated Statements of Cash Flows
	for the Nine Months ended March 31, 2008 and 2007 (as restated)	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	13
	Safe Harbor Statement	14
	Critical Accounting Policies	15
	Executive Summary and Operating Strategy	15
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	16
	Comparison of Financial Condition at March 31, 2008 and June 30, 2007	17
	Comparison of Operating Results
	for the Quarters and Nine Months ended March 31, 2008 and 2007	18
	Asset Quality	29
	Loan Volume Activities	32
	Liquidity and Capital Resources	33
	Commitments and Derivative Financial Instruments	34
	Stockholders’ Equity	34
	Incentive Plans	35
	Equity Incentive Plan
	Stock Option Plans
	Management Recognition Plan
	Supplemental Information	40

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	40

ITEM 4 -	Controls and Procedures	42

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	42
ITEM 1A	Risk Factors	42
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	43
ITEM 3 -	Defaults Upon Senior Securities	43
ITEM 4 -	Submission of Matters to a Vote of Security Holders	43
ITEM 5 -	Other Information	43
ITEM 6 -	Exhibits	43

SIGNATURES		45

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands

	March 31, 2008	June 30, 2007
Assets
Cash and due from banks	$12,807	$11,024
Federal funds sold	4,625	1,800
Cash and cash equivalents	17,432	12,824

Investment securities – held to maturity
(fair value $ - and $18,837, respectively)	-	19,001
Investment securities – available for sale, at fair value	168,588	131,842
Loans held for investment, net of allowance for loan losses of
$16,742 and $14,845, respectively	1,406,785	1,350,696
Loans held for sale, at lower of cost or market	18,841	1,337
Receivable from sale of loans	-	60,513
Accrued interest receivable	7,336	7,235
Real estate owned, net	7,717	3,804
Federal Home Loan Bank (“FHLB”) – San Francisco stock	31,680	43,832
Premises and equipment, net	6,585	7,123
Prepaid expenses and other assets	9,335	10,716

Total assets	$1,674,299	$1,648,923

Liabilities and Stockholders’ Equity
Liabilities:
Non interest-bearing deposits	$46,884	$45,112
Interest-bearing deposits	985,283	956,285
Total deposits	1,032,167	1,001,397

Borrowings	499,744	502,774
Accounts payable, accrued interest and other liabilities	15,215	15,955
Total liabilities	1,547,126	1,520,126

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (15,000,000 shares authorized; 12,435,865 and 12,428,365 shares issued, respectively; 6,207,719 and 6,376,945 shares outstanding, respectively)

	124	124
Additional paid-in capital	74,763	72,935
Retained earnings	145,427	146,194
Treasury stock at cost (6,228,146 and 6,051,420 shares, respectively)
	(94,798)	(90,694)
Unearned stock compensation	(181)	(455)
Accumulated other comprehensive income, net of tax	1,838	693

Total stockholders’ equity	127,173	128,797

Total liabilities and stockholders’ equity	$1,674,299	$1,648,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarter Ended March 31,		Nine Months Ended March 31,

	2008	2007 (As Restated- See Note 1)	2008	2007 (As Restated- See Note 1)
Interest income:
Loans receivable, net	$ 21,645	$ 23,725	$ 64,859	$ 68,684
Investment securities	1,959	1,828	5,605	5,381
FHLB – San Francisco stock	419	597	1,320	1,704
Interest-earning deposits	4	14	18	51
Total interest income	24,027	26,164	71,802	75,820

Interest expense:
Checking and money market deposits	351	379	1,275	1,111
Savings deposits	725	724	2,316	2,039
Time deposits	7,393	6,963	23,339	19,227
Borrowings	4,839	7,441	15,212	21,562
Total interest expense	13,308	15,507	42,142	43,939

Net interest income, before provision for loan losses	10,719	10,657	29,660	31,881
Provision for loan losses	3,150	1,185	6,809	5,568
Net interest income, after provision for loan losses	7,569	9,472	22,851	26,313

Non-interest income:
Loan servicing and other fees	350	462	1,354	1,426
Gain on sale of loans, net	306	2,306	1,362	8,717
Deposit account fees	768	525	2,211	1,557
Net (loss) gain on sale of real estate	(302)	18	(470)	2,358
Other	482	368	469	1,289
Total non-interest income	1,604	3,679	4,926	15,347

Non-interest expense:
Salaries and employee benefits	4,816	5,820	14,462	17,087
Premises and occupancy	645	801	2,183	2,330
Equipment	379	444	1,170	1,221
Professional expenses	323	305	1,116	847
Sales and marketing expenses	112	247	415	724
Other	1,024	1,144	3,041	3,484
Total non-interest expense	7,299	8,761	22,387	25,693

Income before income taxes	1,874	4,390	5,390	15,967
Provision for income taxes	917	2,031	2,777	7,347
Net income	$ 957	$ 2,359	$ 2,613	$ 8,620

Basic earnings per share	$ 0.16	$ 0.36	$ 0.42	$ 1.30
Diluted earnings per share	$ 0.15	$ 0.36	$ 0.42	$ 1.28
Cash dividends per share	$ 0.18	$ 0.18	$ 0.54	$ 0.51

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of  Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Quarters Ended March 31, 2008 and 2007

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at January 1, 2008	6,196,434	$ 124	$ 74,180	$ 145,587	$ (94,797)	$ (261)	$ 1,290	$ 126,123

Comprehensive income:
Net income				957				957
Unrealized holding gain on securities available for sale,
net of tax expense of $397							548	548
Total comprehensive income								1,505

Purchase of treasury stock (1)	(65)				(1)			(1)
Distribution of restricted stock	11,350
Amortization of restricted stock			81					81
Stock options expense			293					293
Allocations of contribution to ESOP (2)			209			80		289
Cash dividends				(1,117)				(1,117)

Balance at March 31, 2008	6,207,719	$ 124	$ 74,763	$ 145,427	$ (94,798)	$ (181)	$ 1,838	$ 127,173

(1)	Includes the repurchase of 65 shares of distributed restricted stock.
(2)	Employee Stock Ownership Plan (“ESOP”).

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at January 1, 2007, as previously reported	6,697,023	$124	$67,988	$147,353	$ (81,677)	$ (403)	$ 473	$ 133,858
Adjustments to opening stockholder's equity	-	-	3,140	(2,986)	-	(243)	-	(89)
Balance at January 1, 2007, as restated	6,697,023	$ 124	$ 71,128	$ 144,367	$ (81,677)	$ (646)	$ 473	$ 133,769

Comprehensive income:
Net income (1)				2,359				2,359
Unrealized holding gain on securities available for sale,
net of tax expense of $181							250	250
Total comprehensive income (1)								2,609

Purchase of treasury stock	(194,580)				(5,373)			(5,373)
Exercise of stock options	41,550	-	802					802
Amortization of restricted stock			56					56
Awards for restricted stock			(543)		543			-
Stock options expense			134					134
Tax benefit from non-qualified
equity compensation			49					49
Allocations of contribution to ESOP (1)			540			96		636
Cash dividends				(1,203)				(1,203)

Balance at March 31, 2007	6,543,993	$ 124	$ 72,166	$ 145,523	$ (86,507)	$ (550)	$ 723	$ 131,479

      (1)  As restated, see Note 1.

                The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Nine Months Ended March 31, 2008 and 2007

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at July 1, 2007	6,376,945	$ 124	$ 72,935	$ 146,194	$ (90,694)	$ (455)	$ 693	$ 128,797

Comprehensive income:
Net income				2,613				2,613
Unrealized holding gain on securities available for sale,
net of tax expense of $829							1,145	1,145
Total comprehensive income								3,758

Purchase of treasury stock (1)	(188,076)				(4,097)			(4,097)
Exercise of stock options	7,500	-	69					69
Distribution of restricted stock	11,350
Amortization of restricted stock			212					212
Awards of restricted stock			(45)		45			-
Forfeiture of restricted stock			52		(52)			-
Stock options expense			569					569
Tax benefit from non-qualified
equity compensation			6					6
Allocations of contribution to ESOP			965			274		1,239
Cash dividends				(3,380)				(3,380)

Balance at March 31, 2008	6,207,719	$ 124	$ 74,763	$ 145,427	$ (94,798)	$ (181)	$ 1,838	$ 127,173

(1)	Includes the repurchase of 995 shares of distributed restricted stock.

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive (Loss)
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at July 1, 2006	6,991,842	$ 124	$ 69,440	$ 140,373	$ (72,524)	$ (854)	$ (411)	$ 136,148

Comprehensive income:
Net income (1)				8,620				8,620
Unrealized holding gain on securities available for sale,
net of tax expense of $821							1,134	1,134
Total comprehensive income (1)								9,754

Purchase of treasury stock (2)	(497,799)				(14,526)			(14,526)
Exercise of stock options	49,950	-	1,003					1,003
Amortization of restricted stock			88					88
Awards for restricted stock			(543)		543			-
Stock options expense			272					272
Tax benefit from non-qualified
equity compensation			81					81
Allocations of contribution to ESOP (1)			1,825			304		2,129
Cash dividends				(3,470)				(3,470)

Balance at March 31, 2007	6,543,993	$ 124	$ 72,166	$ 145,523	$ (86,507)	$ (550)	$ 723	$ 131,479

(1)	As restated, see Note 1.
(2)	Includes the repurchase of 1,696 shares of distributed restricted stock.

                The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Nine Months Ended March 31,

	2008	2007 (As Restated- See Note 1)
Cash flows from operating activities:
Net income	$ 2,613	$ 8,620
Adjustments to reconcile net income to net cash provided by (used for)
Operating activities:
Depreciation and amortization	1,707	1,523
Provision for loan losses	6,809	5,568
Provision for losses on real estate	435	-
Gain on sale of loans	(1,362)	(8,717)
Net loss (gain) on sale of real estate	470	(2,358)
Stock compensation	1,934	2,268
FHLB – San Francisco stock dividend	(1,447)	(1,635)
Tax benefit from non-qualified equity compensation	(6)	(81)
Decrease in accounts payable and other liabilities	(2,700)	(5,289)
Decrease (increase) in prepaid expense and other assets	722	(923)
Loans originated for sale	(284,772)	(938,123)
Proceeds from sale of loans and net change in receivable from sale of loans	328,127	920,070
Net cash provided by (used for) operating activities	52,530	(19,077)

Cash flows from investing activities:
Net increase in loans held for investment	(74,240)	(131,211)
Maturity and call of investment securities held to maturity	19,000	23,000
Maturity and call of investment securities available for sale	5,979	7,201
Principal payments from mortgage-backed securities	35,131	29,188
Purchase of investment securities available for sale	(75,774)	(45,380)
Net proceeds from sale of real estate	8,211	4,145
Net redemption (purchase) of FHLB – San Francisco stock	13,599	(4,094)
Purchase of premises and equipment	(229)	(818)
Net cash used for investing activities	(68,323)	(117,969)

Cash flows from financing activities:
Net increase in deposits	30,770	63,041
(Repayment of) proceeds from borrowings, net	(3,030)	90,722
ESOP loan payment	63	105
Exercise of stock options	69	1,003
Tax benefit from non-qualified equity compensation	6	81
Cash dividends	(3,380)	(3,470)
Treasury stock purchases	(4,097)	(14,526)
Net cash provided by financing activities	20,401	136,956

Net increase (decrease) in cash and cash equivalents	4,608	(90)
Cash and cash equivalents at beginning of period	12,824	16,358

Cash and cash equivalents at end of period	$ 17,432	$ 16,268

Supplemental information:
Cash paid for interest	$ 42,381	$ 43,467
Cash paid for income taxes	$ 3,100	$ 7,750
Transfer of loans held for sale to loans held for investment	$ 9,605	$ 9,529
Real estate acquired in the settlement of loans	$ 17,762	$ 2,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Note 1:   Restatement of Condensed Consolidated Financial Statements

In February 2008, the Corporation identified an error regarding the failure to release shares of common stock from its ESOP consistent with the repayment of the ESOP loan.  The failure occurred as a result of the application of cash dividend payments received on unallocated ESOP shares to reduce the balance of the ESOP loan.  Additional shares should have been released in the years ended December 31, 2002 through 2007.  Releasing these additional shares results in additional compensation expense to the Corporation for those respective periods.  As a result, the Audit Committee concluded, in accordance with SAB No. 108, that the amounts involved required the restatement of the accompanying condensed consolidated financial statements.  The impact of the adjustments to the previously issued Condensed Consolidated Financial Statements for the quarters and nine months ended March 31, 2007 are summarized in the following tables.

	Quarter Ended March 31, 2007			Nine Months Ended March 31, 2007
	As			As
(Dollars in thousands, except	Previously			Previously
earnings per share)	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Condensed Consolidated
Statements of Operations
Salaries and employee benefits	$ 5,641	$ 179	$5,820	$ 16,416	$ 671	$ 17,087
Total non-interest expense	8,592	169 (1)	8,761	25,067	626 (1)	25,693
Income before income taxes	4,569	(179)	4,390	16,638	(671)	15,967
Net income	2,538	(179)	2,359	9,291	(671)	8,620
Basic earnings per share	0.40	(0.04)	0.36	1.42	(0.12)	1.30
Diluted earnings per share	0.39	(0.03)	0.36	1.40	(0.12)	1.28

Condensed Consolidated Statements of
Stockholders’ Equity
Net income	2,538	(179)	2,359	9,291	(671)	8,620
Total comprehensive income	2,788	(179)	2,609	10,425	(671)	9,754
Allocation of contributions to ESOP	431	205	636	1,353	776	2,129
Prepayment of ESOP loan	46	(46)	-	152	(152)	-
Total stockholders’ equity	131,588	(109)	131,479	131,588	(109)	131,479

(1)	Includes the reclassification of interest expense on escrow balances of $10 and $45, respectively, discussed in Note 2.

	Nine Months Ended March 31, 2007
	As
(Dollars in thousands, except	Previously
earnings per share)	Reported	Adjustment		Restated
Condensed Consolidated Statements of
Cash Flows
Cash flows from operating
activities
Net income	$ 9,291	$ (671)		$ 8,620
Stock-based compensation	1,597	671		2,268
Decrease in accounts payable,
accrued interest and
other liabilities	(5,507)	218	(1)	(5,289)
Net cash used for
operating activities	(19,295)	218	(1)	(19,077)

Cash flows from financing
activities
ESOP loan payment	-	105		105
Net cash provided by
financing activities	138,785	(1,829)	(2)	136,956

(1)	Includes the relcassification of custodial accounts of $323 discussed in Note 2.
(2)	Includes the reclassification of custodial accounts of $323 and escrow balances of $1.6 million discussed in Note 2.

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

Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.  In the Condensed Consolidated Statement of Financial Condition at June 30, 2007, escrow balances of $1.4 million, previously reported in loans held for investment, were reclassified to interest-bearing deposits; and custodial accounts of $1.4 million, previously reported in accounts payable, accrued interest and other liabilities, were reclassified to non interest-bearing deposits.  In the Condensed Consolidated Statements of Operations for the quarter and nine months ended March 31, 2007, interest expense on escrow balances of $10,000 and $45,000, respectively, previously reported in other non-interest expense, was reclassified to interest expense - checking and money market deposits.  In the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2007, custodial accounts of $323,000, previously reported in accounts payable, accrued interest and other liabilities, were reclassified to deposits; and escrow balances of $1.6 million, previously reported in loans held for investment, were reclassified to deposits.

The results of operations for the quarter and nine months ended March 31, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2008.

Note 3: Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 161:
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  This Statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Corporation is currently evaluating the impact, if any, that this statement will have on its disclosures related to hedging activities.

SFAS No. 159:
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

Note 4: Earnings Per Share and Stock-Based Compensation

Earnings Per Share:
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.  Stock options outstanding as of March 31, 2008 and 2007 were 727,700 and 754,343, respectively.  Of these options outstanding as of March 31, 2008 and 2007, 590,000 and 292,800, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2008 and 2007, respectively.

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
(In Thousands, Except Earnings Per Share)
	2008	2007	2008	2007
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - income available to common stockholders

	$ 957	$ 2,359	$ 2,613	$ 8,620

Denominator:
Denominator for basic earnings per share: Weighted-average shares
	6,145	6,505	6,173	6,629

Effect of dilutive securities:
Stock option dilution	55	110	57	122
Restricted stock dilution	-	6	-	4

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	6,200	6,621	6,230	6,755

Basic earnings per share	$ 0.16	$ 0.36	$ 0.42	$ 1.30
Diluted earnings per share	$ 0.15	$ 0.36	$ 0.42	$ 1.28

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

The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense and is solely related to issued and unvested stock option grants.  The incremental stock-based compensation expense for the quarters ended March 31, 2008 and 2007 was $293,000 and $134,000, respectively.  For the nine months ended March 31, 2008 and 2007, the incremental stock-based compensation expense was $569,000 and $272,000, respectively.  For the first nine months of fiscal 2008 and 2007, cash provided by operating activities decreased by $6,000 and $81,000, respectively, and cash provided by financing activities increased by an identical amount, respectively, related to excess tax benefits from stock-based payment arrangements.  These amounts are reflective of the tax benefit for stock options exercised and restricted stock distributions during the respective periods.

Note 5: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed statements of operations and total assets for the Corporation’s operating segments for the quarters and nine months ended March 31, 2008 and 2007, respectively (in thousands).

	For the Quarter Ended March 31, 2008
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income (loss), after provision for loan losses	$ 8,484	$ (915)	$ 7,569

Non-interest income:
Loan servicing and other fees (1)	51	299	350
Gain on sale of loans, net	7	299	306
Deposit account fees	768	-	768
Net loss on sale of real estate	(131)	(171)	(302)
Other	816	(334)	482
Total non-interest income	1,511	93	1,604

Non-interest expense:
Salaries and employee benefits	3,817	999	4,816
Premises and occupancy	514	131	645
Operating and administrative expenses	931	907	1,838
Total non-interest expense	5,262	2,037	7,299
Income (loss) before taxes	$ 4,733	$ (2,859)	$ 1,874
Total assets, end of period	$ 1,653,016	$ 21,283	$ 1,674,299

(1)	Includes an inter-company charge of $309 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Quarter Ended March 31, 2007
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income (loss), after provision for loan losses	$ 9,624	$ (152)	$ 9,472

Non-interest income:
Loan servicing and other fees (1)	(9)	471	462
Gain on sale of loans, net	42	2,264	2,306
Deposit account fees	525	-	525
Gain on sale of real estate, net	18	-	18
Other	364	4	368
Total non-interest income	940	2,739	3,679

Non-interest expense:
Salaries and employee benefits	3,646	2,174	5,820
Premises and occupancy	548	253	801
Operating and administrative expenses	1,109	1,031	2,140
Total non-interest expense	5,303	3,458	8,761
Income (loss) before taxes	$ 5,261	$ (871)	$ 4,390
Total assets, end of period	$ 1,639,521	$ 130,884	$ 1,770,405

(1)	Includes an inter-company charge of $350 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Nine Months Ended March 31, 2008
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income (loss), after provision for loan losses	$ 25,818	$ (2,967)	$ 22,851

Non-interest income:
Loan servicing and other fees (1)	50	1,304	1,354
Gain on sale of loans, net	40	1,322	1,362
Deposit account fees	2,211	-	2,211
Net loss on sale of real estate	(312)	(158)	(470)
Other	1,469	(1,000)	469
Total non-interest income	3,458	1,468	4,926

Non-interest expense:
Salaries and employee benefits	10,618	3,844	14,462
Premises and occupancy	1,555	628	2,183
Operating and administrative expenses	2,846	2,896	5,742
Total non-interest expense	15,019	7,368	22,387
Income (loss) before taxes	$ 14,257	$ (8,867)	$ 5,390
Total assets, end of period	$ 1,653,016	$ 21,283	$ 1,674,299

(1)	Includes an inter-company charge of $1.0 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Nine Months Ended March 31, 2007
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, after provision for loan losses	$ 26,238	$ 75	$ 26,313

Non-interest income:
Loan servicing and other fees (1)	(525)	1,951	1,426
Gain on sale of loans, net	169	8,548	8,717
Deposit account fees	1,557	-	1,557
Net gain on sale of real estate	2,358	-	2,358
Other	1,283	6	1,289
Total non-interest income	4,842	10,505	15,347

Non-interest expense:
Salaries and employee benefits	10,436	6,651	17,087
Premises and occupancy	1,577	753	2,330
Operating and administrative expenses	3,023	3,253	6,276
Total non-interest expense	15,036	10,657	25,693
Income (loss) before taxes	$ 16,044	$ (77)	$ 15,967
Total assets, end of period	$ 1,639,521	$ 130,884	$ 1,770,405

(1)	Includes an inter-company charge of $1.5 milllion credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

Note 6: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of March 31, 2008 and June 30, 2007, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $54.4 million and $44.5 million, respectively.

	March 31,	June 30,
Commitments	2008	2007
(In Thousands)

Undisbursed loan funds – Construction loans	$ 16,566	$ 25,484
Undisbursed lines of credit – Single-family loans	3,780	3,326
Undisbursed lines of credit – Commercial business loans	10,595	14,532
Undisbursed lines of credit – Consumer loans	1,685	1,637
Commitments to extend credit on loans to be held for investment	40,388	9,387
Total	$ 73,014	$ 54,366

In accordance with SFAS No. 133 and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements, forward commitments to purchase mortgage-backed securities (“MBS”), put option contracts and call option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.  The net impact of derivative financial instruments on the Condensed Consolidated Statements of Operations during the quarters ended March 31, 2008 and 2007 was a loss of $70,000 and a gain of $133,000, respectively.  For the nine months ended March 31, 2008 and 2007, the net impact of derivative financial instruments on the Condensed Consolidated Statements of Operations was a loss of $112,000 and a gain of $302,000, respectively.

	March 31, 2008		June 30, 2007		March 31, 2007
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale (1)	$ 14,037	$ (90)	$ 35,130	$ 24	$ 52,274	$ 86
Forward loan sale agreements	(32,878)	-	(27,012)	(51)	(44,500)	55
Forward commitments to purchase
MBS	-	-	6,500	23	-	-
Put option contracts	-	-	(11,500)	112	(13,500)	50
Call option contracts	-	-	1,000	4	-	-
Total	$ (18,841)	$ (90)	$ 4,118	$ 112	$ (5,726)	$ 191

(1)	Net of 63.0 percent at March 31, 2008, 34.7 percent at June 30, 2007 and 34.4 percent at March 31, 2007 of commitments, which may not fund.

Note 7: Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.  FIN 48 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions.  In this regard, an uncertain tax position represents the Corporation’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 provides guidance on the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  On July 1, 2007, the Corporation adopted the provisions of FIN 48 and had no cumulative effect or adjustment recognized upon adoption. In addition, as a result of adoption of FIN 48, the Corporation does not have any unrecognized tax benefits as a result of uncertainty in income taxes on its Condensed Consolidated Statements of Financial Condition as of July 1, 2007 and March 31, 2008.  It is the Corporation’s policy to record any penalties or interest arising from federal or state taxes as a component of other expense.  There were no penalties or interest included in the Condensed Consolidated Statements of Operations for the quarter ended March 31, 2008.  Also, the Corporation does not anticipate any changes in the amount of unrecognized tax benefits prior to fiscal year end on June 30, 2008.  The Corporation files income tax returns with the United States federal and state of California jurisdictions.  The Corporation is no longer subject to United States federal and state income tax examinations by tax authorities for years ended on or before June 30, 2003.  Accordingly, the tax years ended June 30, 2004 through 2007 remain open to examination by the federal and state taxing authorities.   The Corporation is currently undergoing a routine examination by the Internal Revenue Service for the 2006 tax return.  The Corporation has not determined the impact of this examination, if any, to the financial statements.

Note 8: Subsequent Events

On April 24, 2008, the Corporation announced a cash dividend of $0.10 per share on the Corporation’s outstanding shares of common stock for shareholders of record as of the close of business on May 19, 2008, payable on June 13, 2008.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis gives effect to the restatement discussed in Note 1 to the accompanying condensed consolidated financial statements.

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At March 31, 2008, the Corporation had total assets of $1.67 billion, total deposits of $1.03 billion and total stockholders’ equity of $127.2 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Corporation, from time to time, may repurchase its common stock.  The Corporation evaluates the repurchase of its common stock when the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential.  Consideration is also given to the Corporation’s liquidity, regulatory capital requirements and future capital needs based on the Corporation’s current business plan.  The Corporation’s Board of Directors authorizes each stock repurchase program, the duration of which is typically one year.  Once the stock repurchase program is authorized, management may repurchase the Corporation’s common stock from time to time in the open market or in privately negotiated transactions, depending upon market conditions and the factors described above.  On June 25, 2007, the Corporation announced that its Board of Directors authorized the repurchase of up to five percent of its outstanding common stock, or approximately 318,847 shares, over a one-year period.  For additional information regarding the Corporation’s repurchases during the quarter ended March 31, 2008, see Part II, Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” on page 43.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On January 31, 2008, the Corporation announced a quarterly cash dividend of $0.18 per share for the Corporation’s shareholders of record at the close of business on February 25, 2008, which was paid on March 21, 2008.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this quarterly report on Form 10-Q for the quarter ended March 31, 2008 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to, among others, expectations of the business environment in which the Corporation operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Corporation’s mission and vision.  These forward-looking statements are based upon management expectations, and may, therefore, involve risks and uncertainties.  The Corporation’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to the general business environment, the credit risks of lending activities, the quality or composition of the loans or investment portfolio, the ability to access cost-effective funding, interest rates, conditions in the residential and commercial real estate markets, the demand for loans, levels of non-performing assets, the repurchase of loans previously sold to investors, competitive conditions between banks and non-bank financial services providers, regulatory changes, fraud, and other risks disclosed herein or detailed in the Corporation’s reports filed with the SEC, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as amended.  Forward-looking statements are effective only as of the date that they are made and the Corporation assumes no obligation to update forward-looking information.

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

Accounting for the allowance for loan losses involves significant judgment and assumptions by management, which have a material impact on the carrying value of net loans.  Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  The allowance has two components: a formula allowance for groups of homogeneous loans and a specific valuation allowance for identified problem loans.  Each of these components is based upon estimates that can change over time.  The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future.  The history is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.  For further details, see “Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2008 and 2007 - Provision for Loan Losses” on page 25 of this Form 10-Q.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans.  Additionally, certain fees are collected from depositors, such as non-sufficient fund fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, and wire transfer fees, among others.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  During the next three years the Corporation intends to restructure the balance sheet by decreasing the percentage of investment securities to total assets and increasing the percentage of loans held for investment to total assets; decreasing the concentration of single-family mortgage loans within loans held for investment; and increasing the concentration of higher yielding multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”).  It should be noted however, that currently, the Bank has deemphasized construction loan originations given the current real estate market.  In addition, over time, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower costing checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.

Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences.  The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process.  During the first six months ended December 31, 2007, the Bank closed PBM loan production offices in Diamond Bar, La Quinta, San Diego, Temecula, Torrance and Vista, California.  The closure of the PBM loan offices was due primarily to the decline in loan demand, resulting from, among others, the declining real estate market, stricter loan underwriting standards and the well documented deterioration of the mortgage banking environment.  The charge of $210,000 related to the action described above was recognized in the second quarter ended December 31, 2007.  As of March 31, 2008, the Bank does not believe that additional charges will be incurred with respect to this action.  The Corporation will continue to monitor and adjust its operations in response to the rapidly changing mortgage banking environment.  Changes may include a different product mix, further tightening of underwriting standards, a further reduction in operating expenses or a combination of these and other changes.

Investment services operations primarily consist of selling alternative investment products such as annuities and mutual funds to our depositors and provided by strategic partners.  Real estate operations primarily consist of the sale of real estate owned acquired through foreclosures.  Each of these businesses generates a relatively small portion of the Corporation’s net income.

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles and changes in regulation, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values.  Declining real estate values in California may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in California real estate may inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at March 31, 2008 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	1 year	Over 1 year	Over 3 years	Over
	or less	to 3 years	to 5 years	5 years	Total
Operating lease obligations	$ 795	$ 1,176	$ 601	$ 747	$ 3,319
Time deposits	599,417	97,942	5,423	299	703,081
FHLB – San Francisco advances	207,261	224,994	103,795	2,627	538,677
FHLB – San Francisco letter of credit	2,000	-	-	-	2,000
Total	$ 809,473	$ 324,112	$ 109,819	$ 3,673	$ 1,247,077

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

Comparison of Financial Condition at March 31, 2008 and June 30, 2007

Total assets increased $25.4 million, or two percent, to $1.67 billion at March 31, 2008 from $1.65 billion at June 30, 2007.  The increase was primarily attributable to increases in loans held for investment, loans held for sale and investment securities, partly offset by decreases in the receivable from sale of loans and FHLB – San Francisco stock.

Total investment securities increased $17.8 million, or 12 percent, to $168.6 million at March 31, 2008 from $150.8 million at June 30, 2007.  The increase was primarily the result of the purchase of $75.8 million of investment securities in the first nine months of fiscal 2008, partly offset by $25.0 million of investment securities which matured or were called by the issuer and $35.1 million of scheduled and accelerated principal payments on mortgage-backed securities.  The Bank evaluates individual investment securities quarterly for other-than-temporary declines in market value.  The Bank does not believe that there are any other-than-temporary impairments at March 31, 2008; therefore, no impairment losses have been recorded as of March 31, 2008.

Loans held for investment increased $56.1 million, or four percent, to $1.41 billion at March 31, 2008 from $1.35 billion at June 30, 2007.  During the first nine months of fiscal 2008, the Bank originated $253.2 million of loans held for investment, $156.4 million, or 62 percent, were “preferred loans” (multi-family, commercial real estate, construction and commercial business loans), which includes the purchase of $99.8 million of loans, substantially all of which were multi-family loans.  The loans purchased in the first nine months of fiscal 2008 are secured by real estate located primarily in California (property inspections were performed on those loans above $400,000) and all loans were re-underwritten prior to purchase using the same underwriting criteria utilized for direct loan originations.  Total loan principal payments during the first nine months of fiscal 2008 were $186.6 million, compared to $275.8 million during the first nine months of fiscal 2007.  The balance of preferred loans increased to $593.2 million, or 42 percent of loans held for investment at March 31, 2008, as compared to $522.9 million, or 39 percent of loans held for investment at June 30, 2007.  Purchased loans serviced by others at March 31, 2008 were $155.4 million, or 11 percent of loans held for investment, compared to $159.8 million, or 12 percent of loans held for investment at June 30, 2007.

The table below describes the geographic dispersion of real estate secured loans held for investment at March 31, 2008, as a percentage of the total dollar amount outstanding:

Loan Category	Inland Empire	Southern California (1)	Other California	Other States	Total
Single-family	30%	55%	13%	2%	100%
Multi-family	9%	70%	19%	2%	100%
Commercial real estate	45%	47%	7%	1%	100%
Construction	62%	38%	-	-	100%
Other	100%	-	-	-	100%
Total	27%	58%	14%	1%	100%

(1) Other than the Inland Empire.

There was no receivable from sale of loans at March 31, 2008 as compared to $60.5 million at June 30, 2007.  Prior to the quarter ended March 31, 2008, the Bank sold loans in packages since the execution was better, resulting in timing differences between the loan sale and settlement.  It is currently in the best interest of the Corporation to sell loans as they are funded on a best effort basis because of the recent uncertainty in the secondary market.  As a result, the Bank no longer generates a receivable from sale of loans.

Total loans held for sale increased to $18.8 million at March 31, 2008 from $1.3 million at June 30, 2007.  The increase was due primarily to the change described related to the receivable from sale of loans in the preceding paragraph.

Total deposits increased $30.8 million, or three percent, to $1.03 billion at March 31, 2008 from $1.00 billion at June 30, 2007.  This increase was primarily attributable to an increase of $35.5 million in time deposits, partly offset by a decrease of $4.7 million in transaction accounts.  The decrease in transaction accounts and the increase in time deposits was primarily attributable to depositors switching to time deposits from transaction accounts, which pay higher interest rates.

Borrowings, consisting primarily of FHLB – San Francisco advances, decreased $3.1 million, or one percent, to $499.7 million at March 31, 2008 from $502.8 million at June 30, 2007.  The decrease in borrowings was primarily the result of the growth in deposits.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 22 months (18 months, if put options are exercised by the FHLB – San Francisco) at March 31, 2008 as compared to the weighted-average maturity of 23 months (18 months, if put options are exercised by the FHLB – San Francisco) at June 30, 2007.

Total stockholders’ equity decreased $1.6 million, or one percent, to $127.2 million at March 31, 2008, from $128.8 million at June 30, 2007, primarily as a result of common stock repurchases and the quarterly cash dividends paid during the first nine months of fiscal 2008, which was partly offset by net income and share based payment activity during the first nine months of fiscal 2008.  During the first nine months of fiscal 2008, a total of 7,500 stock options with an average strike price of $9.15 per share were exercised.  Also, a total of 187,081 shares of common stock were repurchased during the first nine months of fiscal 2008 under the June 2007 stock repurchase program at an average price of $21.78 per share.  As of March 31, 2008, 59 percent of the authorized shares of the June 2007 stock repurchase program were purchased, leaving 131,766 shares available for future repurchase.  During the first nine months of fiscal 2008, the Corporation repurchased 995 shares of restricted stock in lieu of distribution to employees (to satisfy the minimum income tax required to be withheld from employees) at an average price of $22.21 per share.  The total cash dividend paid to the Corporation’s shareholders in the first nine months of fiscal 2008 was $3.4 million.   The additional paid in capital increased $1.8 million, due primarily to the amortization of restricted stock, stock option expense and ESOP expense during the nine months ended March 30, 2008.

Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2008 and 2007

The Corporation’s net income for the third quarter ended March 31, 2008 was $957,000, a decrease of $1.4 million, or 59 percent, from $2.4 million during the same quarter of fiscal 2007.  This decrease was primarily attributable to a decrease in non-interest income an increase in the provision for loan losses, partly offset by a decrease in operating expenses.  For the nine months ended March 31, 2008, the Corporation’s net income was $2.6 million, down $6.0 million, from $8.6 million during the same period of fiscal 2007.  This decrease was primarily a result of the decreases in net interest income and non-interest income and the increase in the provision for loan losses, partly offset by the decrease in operating expenses.

The Corporation’s net interest income (before the provision for loan losses) increased by $62,000, or one percent, to $10.7 million for the quarter ended March 31, 2008 as compared to the same period in fiscal 2007.  This increase was the result of a higher net interest margin and lower average earning assets.  The net interest margin increased to 2.69 percent in the third quarter of fiscal 2008, up 20 basis points from 2.49 percent for the same period of fiscal 2007.  The increase in the net interest margin during the third quarter of fiscal 2008 was primarily attributable to a decrease in the average cost of funds which declined more than the average yield on earning assets.  The average balance of earning assets decreased $116.6 million, or seven percent, to $1.59 billion in the third quarter of fiscal 2008 from $1.71 billion in the comparable period of fiscal 2007.  For the nine months ended March 31, 2008, net interest income (before the provision for loan losses) was $29.7 million, down $2.2 million or seven percent from $31.9 million during the same period of fiscal 2007.  This decrease was the result of a lower net interest margin and lower average earning assets.  The net interest margin decreased to 2.50 percent in the first nine months of fiscal 2008, down five basis points from 2.55 percent during the same period of fiscal 2007.  The decrease in the net interest margin during the first nine months of fiscal 2008 was primarily attributable to a slight increase in the average cost of funds which increased more than the average yield on earning assets, which remained relatively stable.  The average balance of earning assets decreased $86.8 million, or five percent, to $1.58 billion in the first nine months of fiscal 2008 from $1.67 billion in the comparable period of fiscal 2007.

The Corporation’s efficiency ratio improved to 59 percent in the third quarter of fiscal 2008 from 61 percent in the same period of fiscal 2007.  For the nine months ended March 31, 2008, the efficiency ratio increased to 65 percent from 54 percent in the same period ended March 31, 2007.  The deterioration in the efficiency ratio was a result of the declines in net interest income and non-interest income, which outpaced the decline in non-interest expense.

Return on average assets for the quarter ended March 31, 2008 decreased 31 basis points to 0.23 percent from 0.54 percent in the same period last year.  For the nine months ended March 31, 2008 and 2007, the return on average assets was 0.22 percent and 0.67 percent, respectively, a decrease of 45 basis points.

Return on average equity for the quarter ended March 31, 2008 decreased to 2.99 percent from 7.07 percent for the same period last year.  For the nine months ended March 31, 2008, the return on average equity decreased to 2.73 percent from 8.47 percent for the same period last year.

Diluted earnings per share for the quarter ended March 31, 2008 were $0.15, a decrease of 58 percent from $0.36 for the quarter ended March 31, 2007.  For the nine months ended March 31, 2008 and 2007, diluted earnings per share were $0.42 and $1.28, respectively, a decrease of 67 percent.

Interest Income:

For the Quarters Ended March 31, 2008 and 2007.  Total interest income decreased by $2.2 million, or eight percent, to $24.0 million for the third quarter of fiscal 2008 from $26.2 million in the same quarter of fiscal 2007.  This decrease was primarily the result of a lower average balance of earning assets and a lower average earning asset yield.  The average yield on earning assets during the third quarter of fiscal 2008 was 6.03 percent, nine basis points lower than the average yield of 6.12 percent during the same period of fiscal 2007.

Loan receivable interest income decreased $2.1 million, or nine percent, to $21.6 million in the quarter ended March 31, 2008 from $23.7 million for the same quarter of fiscal 2007.  This decrease was attributable to a lower average loan balance and a lower average loan yield.  The average balance of loans outstanding, including the receivable from sale of loans and loans held for sale, decreased $90.0 million, or six percent, to $1.40 billion during the third quarter of fiscal 2008 from $1.49 billion during the same quarter of fiscal 2007.  The average loan yield during the third quarter of fiscal 2008 decreased 18 basis points to 6.17 percent from 6.35 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to accrued interest reversals from newly classified non-accrual loans and loan payoffs which carried a higher average yield, partly offset by mortgage loans originated with higher interest rates and a higher percentage of preferred loans, which generally have a higher yield than our residential loans.

Interest income from investment securities increased $131,000, or seven percent, to $2.0 million during the quarter ended March 31, 2008 from $1.8 million in the same quarter of fiscal 2007.  This increase was primarily a result of an increase in average yield, partly offset by a decrease in the average balance.  The average yield on the investment securities increased 71 basis points to 4.95 percent during the quarter ended March 31, 2008 from 4.24 percent during the quarter ended March 31, 2007.  The increase in the average yield of investment securities was due primarily to new purchases of investment securities with an average yield of 4.64 percent and the maturities of investment securities with an average yield of 3.42 percent.  The average balance of investment securities decreased $14.3 million, or eight percent, to $158.2 million in the third quarter of fiscal 2008 from $172.5 million in the same quarter of fiscal 2007.  During the third quarter of fiscal 2008, the Bank purchased $34.6 million of investment securities, while $8.9 million matured or were called by the issuer and $11.7 million of principal payments were received on MBS.

FHLB – San Francisco stock dividends decreased by $178,000, or 30 percent, to $419,000 in the third quarter of fiscal 2008 from $597,000 in the same period of fiscal 2007.  This decrease was attributable to a lower average balance in the amount of FHLB – San Francisco stock owned and a lower average yield earned on this stock.  The average balance of FHLB – San Francisco stock decreased $11.7 million to $31.3 million during the third quarter of fiscal 2008 from $43.0 million during the same period of fiscal 2007.  The average balance of FHLB – San Francisco stock was consistent with the borrowing requirements of the FHLB – San Francisco.  The average yield on FHLB – San Francisco stock decreased 19 basis points to 5.36 percent during the third quarter of fiscal 2008 from 5.55 percent during the same period last year.

For the Nine Months Ended March 31, 2008 and 2007.  Total interest income decreased by $4.0 million, or five percent, to $71.8 million for the first nine months of fiscal 2008 from $75.8 million in the same period of fiscal 2007.  This decrease was primarily the result of a lower average balance of earning assets and a lower average earning asset yield.  The average yield on earning assets during the first nine months of fiscal 2008 was 6.06 percent, one basis point lower than the average yield of 6.07 percent during the same period of fiscal 2007.

Loan receivable interest income decreased $3.8 million, or six percent, to $64.9 million in the nine months ended March 31, 2008 from $68.7 million for the same period of fiscal 2007.  This decrease was attributable to a lower average loan balance and a lower average loan yield.  The average balance of loans outstanding, including the receivable from sale of loans and loans held for sale, decreased $51.3 million, or four percent, to $1.39 billion during the first nine months of fiscal 2008 from $1.44 billion during the same period of fiscal 2007.  The average loan yield during the first nine months of fiscal 2008 decreased 13 basis points to 6.21 percent from 6.34 percent during the same period last year.  The decrease in the average loan yield was primarily attributable to accrued interest reversals from newly classified non-accrual loans and loan payoffs which carried a higher average yield, partly offset by mortgage loans originated with higher interest rates and a higher percentage of preferred loans, which generally have a higher yield than our residential loans.

Interest income from investment securities increased $224,000 to $5.6 million during the nine months ended March 31, 2008 from $5.4 million in the same period of fiscal 2007.  This increase was primarily a result of an increase in average yield, partly offset by a decrease in the average balance.  The average yield on the investment securities increased 88 basis points to 4.86 percent during the nine months ended March 31, 2008 from 3.98 percent during the nine months ended March 31, 2007.  The increase in the average yield of investment securities was primarily a result of the new purchases with a higher average yield (5.06 percent versus the average yield of 4.86 percent) and the maturities and called investment securities with an average yield of 3.25 percent.  The average balance of investment securities decreased $26.3 million, or 15 percent, to $153.8 million in the first nine months of fiscal 2008 from $180.1 million in the same period of fiscal 2007.  During the first nine months of fiscal 2008, $75.8 million of investment securities were purchased and $25.0 million matured or were called by the issuer, while $35.1 million of principal payments were received on MBS.

FHLB – San Francisco stock dividends decreased by $384,000, or 23 percent, to $1.3 million in the first nine months of fiscal 2008 from $1.7 million in the same period of fiscal 2007.  This decrease was attributable to a lower average yield and a lower average balance in the amount of FHLB – San Francisco stock owned.  The average yield on FHLB – San Francisco stock decreased 13 basis points to 5.43 percent during the first nine months of fiscal 2008 from 5.56 percent during the same period last year.  The average balance of FHLB – San Francisco stock decreased $8.5 million to $32.4 million during the first nine months of fiscal 2008 from $40.9 million during the same period of fiscal 2007.  The average balance of FHLB – San Francisco stock was consistent with the borrowing requirements of the FHLB – San Francisco.

Interest Expense:

For the Quarters Ended March 31, 2008 and 2007.  Total interest expense for the quarter ended March 31, 2008 was $13.3 million as compared to $15.5 million for the same period of fiscal 2007, a decrease of $2.2 million, or 14 percent.  This decrease was primarily attributable to a lower average balance and a lower average cost of interest-bearing liabilities.  The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $108.9 million, or seven percent, to $1.49 billion during the third quarter of fiscal 2008 from $1.59 billion during the same period of fiscal 2007.  The average cost of interest-bearing liabilities was 3.60 percent during the quarter ended March 31, 2008, down 34 basis points from 3.94 percent during the same period of fiscal 2007.

Interest expense on deposits for the quarter ended March 31, 2008 was $8.5 million as compared to $8.1 million for the same period of fiscal 2007, an increase of $403,000, or five percent.  The increase in interest expense on deposits was primarily attributable to a higher average balance, partly offset by a lower average cost.  The average cost of deposits decreased to 3.36 percent during the quarter ended March 31, 2008 from 3.41 percent during the same quarter of fiscal 2007, a decrease of five basis points.  The decrease in the average cost of deposits was attributable primarily to a higher composition of time deposits with a lower average cost, consistent with declining short-term interest rates.  The average balance of deposits increased $53.8 million, or six percent, to $1.01 billion during the quarter ended March 31, 2008 from $958.5 million during the same period of fiscal 2007.  The average balance of transaction accounts decreased by $22.8 million, or six percent, to $342.5 million in the quarter ended March 31, 2008 from $365.3 million in the quarter ended March 31, 2007.  The average balance of time deposits increased by $76.6 million, or 13 percent, to $669.8 million in the quarter ended March 31, 2008 compared to $593.2 million in the quarter ended March 31, 2007.  The increase in time deposits was primarily attributable to a time deposit marketing campaign and depositors switching from transaction accounts to time deposits which pay higher interest rates.  The average balance of transaction account deposits to total deposits in the third quarter of fiscal 2008 was 34 percent, compared to 38 percent in the same period of fiscal 2007.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the quarter ended March 31, 2008 decreased $2.6 million, or 35 percent, to $4.8 million from $7.4 million for the same period of fiscal 2007.  The decrease in interest expense on borrowings was primarily a result of a lower average balance and a lower average cost.  The average balance of borrowings decreased $162.8 million, or 26 percent, to $473.3 million during the quarter ended March 31, 2008 from $636.1 million during the same period of fiscal 2007.  The average cost of borrowings decreased to 4.11 percent for the quarter ended March 31, 2008 from 4.74 percent in the same quarter of fiscal 2007, a decrease of 63 basis points.  The decrease in the average cost of borrowings was the result of lower short-term interest rates during the third quarter of fiscal 2008 compared to the same period of fiscal 2007.

For the Nine Months Ended March 31, 2008 and 2007.  Total interest expense was $42.1 million for the first nine months of fiscal 2008 as compared to $43.9 million for the same period of fiscal 2007, a decrease of $1.8 million, or four percent.  This decrease was primarily attributable to a lower average balance of interest-bearing liabilities, partly offset by an increase in the average cost.  The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $75.0 million, or five percent, to $1.47 billion during the first nine months of fiscal 2008 from $1.54 billion during the same period of fiscal 2007.  The average cost of interest-bearing liabilities was 3.82 percent during the nine months ended March 31, 2008, up three basis points from 3.79 percent during the same period of fiscal 2007.

Interest expense on deposits for the nine months ended March 31, 2008 was $26.9 million as compared to $22.4 million for the same period of fiscal 2007, an increase of $4.5 million, or 20 percent.  The increase in interest expense on deposits was primarily attributable to a higher average cost and a higher average balance.  The average cost of deposits increased to 3.55 percent during the nine months ended March 31, 2008 from 3.20 percent during the same period of fiscal 2007, an increase of 35 basis points.  The increase in the average cost of deposits was primarily attributable to a higher composition of time deposits.  The average balance of deposits increased $76.7 million, or eight percent, to $1.01 billion during the nine months ended March 31, 2008 from $932.1 million during the same period of fiscal 2007.  The average balance of transaction accounts decreased by $29.7 million, or eight percent, to $344.2 million in the nine months ended March 31, 2008 from $373.9 million in the nine months ended March 31, 2007.  The average balance of time deposits increased by $106.3 million, or 19 percent, to $664.6 million in the nine months ended March 31, 2008 as compared to $558.3 million in the nine months ended March 31, 2007.  The increase in time deposits was primarily attributable to a time deposit marketing campaign and depositors switching from transaction accounts to time deposits which pay higher interest rates.  The average balance of transaction account deposits to total deposits in the first nine months of fiscal 2008 was 34 percent, compared to 40 percent in the same period of fiscal 2007.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the nine months ended March 31, 2008 decreased $6.4 million, or 30 percent, to $15.2 million from $21.6 million for the same period of fiscal 2007.  The decrease in interest expense on borrowings was primarily a result of a lower average cost and a lower average balance.  The average cost of borrowings decreased to 4.39 percent for the nine months ended March 31, 2008 from 4.69 percent in the same period ended March 31, 2007, a decrease of 30 basis points.  The decrease in the average cost of borrowings was the result of lower short-term interest rates in the first nine months of fiscal 2008 as compared to the same period of fiscal 2007.  The average balance of borrowings decreased $151.6 million, or 25 percent, to $461.2 million during the nine months ended March 31, 2008 from $612.8 million during the same period of fiscal 2007.

The following table depicts the average balance sheets for the quarters and nine months ended March 31, 2008 and 2007, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	March 31, 2008			March 31, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,403,695	$ 21,645	6.17%	$ 1,493,713	$ 23,725	6.35%
Investment securities	158,187	1,959	4.95%	172,503	1,828	4.24%
FHLB – San Francisco stock	31,274	419	5.36%	43,004	597	5.55%
Interest-earning deposits	562	4	2.85%	1,099	14	5.10%

Total interest-earning assets	1,593,718	24,027	6.03%	1,710,319	26,164	6.12%

Non interest-earning assets	37,948			38,157

Total assets	$ 1,631,666			$ 1,748,476

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 196,711	351	0.72%	$ 205,404	379	0.75%
Savings accounts	145,783	725	2.00%	159,891	724	1.84%
Time deposits	669,789	7,393	4.44%	593,159	6,963	4.76%

Total deposits	1,012,283	8,469	3.36%	958,454	8,066	3.41%

Borrowings	473,334	4,839	4.11%	636,073	7,441	4.74%

Total interest-bearing liabilities	1,485,617	13,308	3.60%	1,594,527	15,507	3.94%

Non interest-bearing liabilities	18,028			20,550

Total liabilities	1,503,645			1,615,077

Stockholders’ equity	128,021			133,399
Total liabilities and stockholders’ equity
	$ 1,631,666			$ 1,748,476

Net interest income		$ 10,719			$ 10,657

Interest rate spread (3)			2.43%			2.18%
Net interest margin (4)			2.69%			2.49%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.28%			107.26%
Return on average assets			0.23%			0.54%
Return on average equity			2.99%			7.07%

(1) Includes the receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan cost amortization of $209 and $121 for the quarters ended March 31, 2008 and 2007,  respectively.

(2) Includes the average balance of non interest-bearing checking accounts of $46.2 million and $49.5 million during the quarters ended March 31, 2008 and 2007, respectively.
(3) Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

	Nine Months Ended			Nine Months Ended
	March 31, 2008			March 31, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,392,243	$ 64,859	6.21%	$ 1,443,535	$ 68,684	6.34%
Investment securities	153,808	5,605	4.86%	180,112	5,381	3.98%
FHLB – San Francisco stock	32,392	1,320	5.43%	40,889	1,704	5.56%
Interest-earning deposits	613	18	3.92%	1,306	51	5.21%

Total interest-earning assets	1,579,056	71,802	6.06%	1,665,842	75,820	6.07%

Non interest-earning assets	36,805			37,986

Total assets	$ 1,615,861			$ 1,703,828

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 196,804	1,275	0.86%	$ 207,438	1,111	0.71%
Savings accounts	147,416	2,316	2.09%	166,424	2,039	1.63%
Time deposits	664,629	23,339	4.67%	558,257	19,227	4.59%

Total deposits	1,008,849	26,930	3.55%	932,119	22,377	3.20%

Borrowings	461,161	15,212	4.39%	612,833	21,562	4.69%

Total interest-bearing liabilities	1,470,010	42,142	3.82%	1,544,952	43,939	3.79%

Non interest-bearing liabilities	18,233			23,183

Total liabilities	1,488,243			1,568,135

Stockholders’ equity	127,618			135,693
Total liabilities and stockholders’ equity
	$ 1,615,861			$ 1,703,828

Net interest income		$ 29,660			$ 31,881

Interest rate spread (3)			2.24%			2.28%
Net interest margin (4)			2.50%			2.55%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.42%			107.82%
Return on average assets			0.22%			0.67%
Return on average equity			2.73%			8.47%

(1) Includes the receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan cost amortization of $599 and $269 for the nine months ended March 31, 2008 and 2007, respectively.

(2) Includes the average balance of non interest-bearing checking accounts of $43.9 million and $48.3 million during the nine months ended March 31, 2008 and 2007, respectively.
(3) Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarters and nine months ended March 31, 2008 and 2007, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended March 31, 2008 Compared
	To Quarter Ended March 31, 2007
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (692)	$ (1,429)	$ 41	$ (2,080)
Investment securities	308	(152)	(25)	131
FHLB – San Francisco stock	(21)	(163)	6	(178)
Interest-bearing deposits	(6)	(7)	3	(10)
Total net change in income on interest-earning assets
	(411)	(1,751)	25	(2,137)

Interest-bearing liabilities:
Checking and money market accounts	(13)	(16)	1	(28)
Savings accounts	72	(65)	(6)	1
Time deposits	(418)	909	(61)	430
Borrowings	(935)	(1,923)	256	(2,602)
Total net change in expense on interest-bearing liabilities
	(1,294)	(1,095)	190	(2,199)
Net increase (decrease) in net interest income
	$ 883	$ (656)	$ (165)	$ 62

(1) Includes the receivable from sale of loans, loans held for sale and non-accrual loans.  For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2008 Compared
	To Nine Months Ended March 31, 2007
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (1,436)	$ (2,439)	$ 50	$ (3,825)
Investment securities	1,183	(785)	(174)	224
FHLB – San Francisco stock	(38)	(354)	8	(384)
Interest-bearing deposits	(13)	(27)	7	(33)
Total net change in income on interest-earning assets
	(304)	(3,605)	(109)	(4,018)

Interest-bearing liabilities:
Checking and money market accounts	233	(57)	(12)	164
Savings accounts	576	(233)	(66)	277
Time deposits	369	3,679	64	4,112
Borrowings	(1,334)	(5,359)	343	(6,350)
Total net change in expense on interest-bearing liabilities
	(156)	(1,970)	329	(1,797)
Net decrease in net interest income
	$ (148)	$ (1,635)	$ (438)	$ (2,221)

(1) Includes the receivable from sale of loans, loans held for sale and non-accrual loans.  For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were  included in the weighted-average balance outstanding.

Provision for Loan Losses:

For the Quarters Ended March 31, 2008 and 2007.  During the third quarter of fiscal 2008, the Corporation recorded a provision for loan losses of $3.2 million, an increase of $2.0 million from $1.2 million during the same period of fiscal 2007.  The provision for loan losses in the third quarter of fiscal 2008 was primarily attributable to an increase in non-accrual loans contributing to loan classification downgrades and the deterioration in real estate collateral values of classified loans ($2.9 million) and an increase in loans held for investment ($207,000).  See related discussion on Asset Quality on page 29.

For the Nine Months Ended March 31, 2008 and 2007.  The Corporation recorded a loan loss provision of $6.8 million for the first nine months of fiscal 2008, compared to a loan loss provision of $5.6 million during the same period of fiscal 2007.  The provision for loan losses in the first nine months of fiscal 2007 includes a specific loan loss reserve of $2.6 million on the 23 individual construction loans located in Coachella, California.  See “Asset Quality” on page 29.

At March 31, 2008, the allowance for loan losses was $16.7 million, comprised of $12.4 million of general loan loss reserves and $4.3 million of specific loan loss reserves, in comparison to the allowance for loan losses of $14.8 million at June 30, 2007, comprised of $11.5 million of general loan loss reserves and $3.3 million of specific loan loss reserves.  The allowance for loan losses as a percentage of gross loans held for investment was 1.18 percent at March 31, 2008 as compared to 1.09 percent at June 30, 2007.  Management considers the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

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

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in Thousands)	2008	2007	2008	2007

Allowance at beginning of period	$ 17,171	$ 14,555	$ 14,845	$ 10,307

Provision for loan losses	3,150	1,185	6,809	5,568

Recoveries:
Consumer loans	1	-	2	-
Total recoveries	1	-	2	-

Charge-offs:
Mortgage loans:
Single-family	(2,253)	-	(3,585)	(133)
Multi-family	(125)	-	(125)	-
Construction	(1,200)	-	(1,200)	-
Consumer loans	(2)	(3)	(4)	(5)
Total charge-offs	(3,580)	(3)	(4,914)	(138)

Net charge-offs	(3,579)	(3)	(4,912)	(138)
Balance at end of period	$ 16,742	$ 15,737	$ 16,742	$ 15,737

Allowance for loan losses as a percentage of gross loans held for investment
	1.18%	1.12%	1.18%	1.12%

Net charge offs as a percentage of average loans outstanding during the period
	1.02%	-	0.47%	0.01%

Allowance for loan losses as a percentage of non-performing loans at the end of the period
	85.53%	114.47%	85.53%	114.47%

Non-Interest Income:

For the Quarters Ended March 31, 2008 and 2007.  Total non-interest income decreased $2.1 million, or 57 percent, to $1.6 million during the quarter ended March 31, 2008 from $3.7 million during the same period of fiscal 2007.  The decrease was primarily attributable to a decrease in the gain on sale of loans and a net loss on sale of real estate.

The gain on sale of loans decreased $2.0 million, or 87 percent, to $306,000 for the quarter ended March 31, 2008 from $2.3 million in the same quarter of fiscal 2007.  The decrease was the result of a lower volume of loans originated for sale and a lower average loan sale margin.  The volume of loans originated for sale decreased to $86.9 million in the third quarter of fiscal 2008 as compared to $306.2 million during the same period last year.  The decline in loan originations was primarily attributable to reduced mortgage banking operations reflecting lower loan demand resulting from a decline in real estate values, more stringent underwriting standards and a more competitive environment.  The average loan sale margin for PBM during the third quarter of fiscal 2008 was 0.41 percent, down 30 basis points from 0.71 percent in the same period of fiscal 2007.  The decrease in the average loan sale margin was primarily attributable to a decrease in the fair-value adjustment on derivative financial instruments pursuant to the SFAS No. 133 (a loss of $70,000 versus a gain of $133,000) and an increase to the reserve provision for loans sold that are subject to early payment default repurchase (a provision of $257,000 versus a recovery of $48,000).  As of March 31, 2008, the fair value of derivative financial instruments was a loss of $90,000 as compared to a gain of $112,000 at June 30, 2007 and a gain of $191,000 at March 31, 2007.  As of March 31, 2008, the total reserve for loans sold that are subject to early payment default repurchase was $660,000, compared to $385,000 at June 30, 2007 and $330,000 at March 31, 2007.

Loan servicing and other fees decreased $112,000, or 24 percent, to $350,000 in the third quarter of fiscal 2008 from $462,000 in the same quarter of fiscal 2007.  The decrease was primarily attributable to decreases in the brokered loan fees and late payment charges on loans.

Deposit account fees increased $243,000, or 46 percent, to $768,000 in the third quarter of fiscal 2008 from $525,000 in the same quarter of fiscal 2007.  The increase was primarily attributable to an increase in returned check fees.

The net loss on sale of real estate was $302,000 in the quarter ended March 31, 2008 as compared to a net gain on sale of real estate of $18,000 in the quarter ended March 31, 2007.  Twelve real estate owned properties were sold in the quarter ended March 31, 2008 as compared to two properties in the quarter ended March 31, 2007.

Other non-interest income in the third quarter of fiscal 2008 was $482,000 as compared to $368,000 in the same quarter of fiscal 2007.  The increase was primarily attributable to an increase in fees on investment services, the mandatory VISA common stock redemption ($91,000) and other fees, partly offset by an increase in expenses related to real estate owned (such as, property insurance, property taxes, utilities, repairs and maintenance costs) and provision for losses on the real estate owned.

For the Nine Months Ended March 31, 2008 and 2007.  Total non-interest income decreased $10.4 million, or 68 percent, to $4.9 million for the first nine months of fiscal 2008 from $15.3 million during the same period of fiscal 2007.  The decrease was primarily attributable to a decrease in the gain on sale of real estate, a decrease in the gain on sale of loans and a decrease in other fees, partly offset by an increase in deposit account fees.

The gain on sale of loans decreased $7.3 million, or 84 percent, to $1.4 million for the nine months ended March 31, 2008 from $8.7 million in the same period of fiscal 2007.  The decrease was a result of a lower volume of loans originated for sale and a lower average loan sale margin in the first nine months of fiscal 2008.  The volume of loans originated for sale decreased by $653.3 million, or 70 percent, to $284.8 million in the first nine months of fiscal 2008 as compared to $938.1 million during the same period of fiscal 2007.  The decline in loan originations was primarily attributable to reduced mortgage banking operations reflecting lower loan demand resulting from a decline in real estate values, more stringent underwriting standards and a more competitive environment.  The average loan sale margin for PBM during the first nine months of fiscal 2008 was 0.54 percent, down 40 basis points from 0.94 percent in the same period of fiscal 2007.  The decrease in the average loan sale margin was primarily attributable to a decrease in the fair-value adjustment on derivative financial instruments pursuant to the SFAS No. 133 (a loss of $112,000 versus a gain of $302,000) and an increase to the reserve provision for loans sold that are subject to early payment default repurchase (a provision of $275,000 versus a provision of $108,000).

Loan servicing and other fees decreased $72,000, or five percent, to $1.4 million in the first nine months of fiscal 2008 as compared to the same period of fiscal 2007.  The decrease was primarily attributable to decreases in brokered loan fees and loan late payment charges.

Deposit account fees increased $654,000, or 42 percent, to $2.2 million in the first nine months of fiscal 2008 from $1.6 million in the same period of fiscal 2007.  The increase was primarily attributable to an increase in returned check fees.

The net loss on sale of real estate was $470,000 for the nine months ended March 31, 2008 as compared to a net gain on sale of real estate of $2.4 million in the same period ended March 31, 2007.  The gain on sale of real estate in the nine months ended March 31, 2007 includes the gain of $2.3 million resulting from the sale of approximately six acres of land in Riverside, California (not replicated in fiscal 2008).  A total of 22 real estate owned properties were sold during the nine months ended March 31, 2008 as compared to three real estate owned properties and one real estate held for investment property in the same period ended March 31, 2007.

Other non-interest income in the first nine months of fiscal 2008 was $469,000 as compared to $1.3 million in the same period of fiscal 2007.  The decrease was primarily attributable to an increase in expenses related to real estate owned (such as, property insurance, property taxes, utilities, repairs and maintenance costs) and provision for losses on the real estate owned.

Non-Interest Expense:

For the Quarters Ended March 31, 2008 and 2007.  Total non-interest expense in the quarter ended March 31, 2008 was $7.3 million, a decrease of $1.5 million or 17 percent, as compared to $8.8 million in the same quarter of fiscal 2007.  The decrease in non-interest expense was primarily the result of a decrease in compensation, premises and occupancy, equipment, marketing and other operating expenses, partly offset by higher professional expenses.

Total compensation expense in the third quarter of fiscal 2008 was $4.8 million, down 17 percent from $5.8 million in the same period of fiscal 2007.  The decrease in compensation expense was primarily attributable to fewer mortgage banking personnel, lower incentive compensation given the decline in loan origination volume and lower ESOP expenses compared to the same quarter of fiscal 2007.  Total ESOP expenses in the third quarter of fiscal 2008 decreased $331,000, or 54 percent, to $278,000 from $609,000 in the same period of fiscal 2007.  This decrease was primarily due to fewer shares allocated and a lower average share price.

The decreases in premises and occupancy, equipment, marketing and other operating expenses in the third ended March 31, 2008 were primarily attributable to the closing of six PBM loan production offices in the first half of fiscal 2008 and lower loan origination volume.

Total professional expenses increased $18,000, or six percent, to $323,000 in the third quarter of fiscal 2008 from $305,000 in the same period of fiscal 2007.  The increase was primarily due to higher legal expenses corresponding to the increase in delinquent loans.

For the Nine Months Ended March 31, 2008 and 2007.  Total non-interest expense was $22.4 million for the first nine months of fiscal 2008, a decrease of $3.3 million or 13 percent, as compared to $25.7 million in the same period of fiscal 2007.  The decrease in non-interest expense was primarily the result of a decrease in compensation, premises and occupancy, marketing and other operating expenses, partly offset by higher professional expenses.

Total compensation expense in the first nine months of fiscal 2008 was $14.5 million, down 15 percent from $17.1 million in the same period of fiscal 2007.  The decrease in compensation expense was primarily attributable to fewer mortgage banking personnel, lower incentive compensation given the decline in loan origination volume and lower ESOP expenses compared to the same period of fiscal 2007.  Total ESOP expenses in the first nine months of fiscal 2008 decreased $846,000, or 42 percent, to $1.2 million from $2.0 million in the same period of fiscal 2007.  This decrease was primarily due to fewer shares allocated and a lower average share price.

Provision for income taxes:

For the Quarters Ended March 31, 2008 and 2007.  Income tax expense was $917,000 for the quarter ended March 31, 2008 as compared to $2.0 million during the same period of fiscal 2007.  The effective income tax rate for the quarter ended March 31, 2008 increased to 48.9 percent as compared to 46.3 percent for the same quarter last year.  The increase in the effective income tax rate was primarily the result of a higher percentage of permanent tax differences relative to income before taxes.  The Corporation believes that the effective income tax rate applied in the third quarter of fiscal 2008 reflects its current income tax obligations.

For the Nine Months Ended March 31, 2008 and 2007.  Income tax expense was $2.8 million for the first nine months of fiscal 2008 as compared to $7.3 million during the same period of fiscal 2007.  The effective income tax rate for the nine months ended March 31, 2008 increased to 51.5 percent as compared

to 46.0 percent for the same period last year.    The Corporation believes that the effective income tax rate applied in the first nine months of fiscal 2008 reflects its current income tax obligations.

Asset Quality

Non-accrual loans increased to $19.6 million at March 31, 2008 from $15.9 million at June 30, 2007.  The non-accrual loans at March 31, 2008 were primarily comprised of 43 single-family loans ($13.4 million), eight single-family loans repurchased from, or unable to sell to, investors ($2.8 million), 16 construction loans ($2.0 million), one multi-family loan ($554,000) and one commercial real estate loan ($835,000).  No interest accruals were made for loans that were past due 90 days or more.

The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment increased to 1.39 percent at March 31, 2008 from 1.18 percent at June 30, 2007.  Real estate owned was $7.7 million (31 properties) at March 31, 2008, up 103 percent from $3.8 million (10 properties) at June 30, 2007.  Non-performing assets as a percentage of total assets increased to 1.63 percent at March 31, 2008 from 1.20 percent at June 30, 2007.

In fiscal 2007, the Bank established a $2.6 million specific loan loss reserve on 23 individual construction loans in a single-family construction project located in Coachella, California.  The Bank believes that significant misrepresentations were made to secure the Bank’s involvement in the project and as a result the Bank is vigorously pursuing legal remedies to protect the Bank’s interests.  The Bank has delivered demands to the individual borrowers, mortgage loan broker and builder who knowingly misled the Bank on certain key aspects of the loans and the project, which were ignored by the respective parties.  Therefore, the Bank has filed lawsuits alleging loan fraud by the 23 individual borrowers, misrepresentation fraud by the mortgage loan broker and misuse of funds fraud by the contractor.  The establishment of the specific loan loss reserve is consistent with the improved land value based on an appraisal.  Given the number of parties involved or soon to be involved, the complexity of the transaction and probable fraud, this matter may take an extended period of time to resolve.  As of March 31, 2008, the Bank foreclosed on 11 of these loans which were converted to real estate owned with a total fair value of $810,000, while the remaining 12 loans are classified as substandard ($607,000) and doubtful ($276,000).

During the third quarter of fiscal 2008, the Bank did not repurchase any loans from investors but was unable to sell $1.3 million of loans to investors.  This compares to $4.5 million of repurchased loans and $1.9 million loans that could not be sold to investors in the same period of fiscal 2007.  For the first nine months of fiscal 2008, the Bank repurchased $3.8 million of loans from investors and was unable to sell $5.4 million of loans to investors, resulting in a market value write down of $1.2 million, compared to $8.3 million of repurchased loans and $2.8 million loans that could not be sold to investors with a market value write down of $794,000 in the same period of fiscal 2007.  Many of the repurchases and loans that could not be sold were the result of early payment default, which in many cases is the result of fraud.  The Bank has implemented tighter underwriting standards to reduce this problem.

The Bank reviews loans individually to identify when impairment has occurred.  A loan is identified as impaired when it is deemed probable that the borrower will be unable to meet the scheduled principal and interest payments under the terms of the loan agreement.  Impairment is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Bank may measure impairment based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of March 31, 2008:

		Weighted-	Weighted-	Weighted-
	Outstanding	Average	Average	Average
(Dollars in Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 606,723	734	74%	2.22 years
Stated income (5)	$ 441,846	731	73%	2.30 years
FICO less than or equal to 660	$ 23,624	641	73%	3.02 years
Over 30-year amortization	$ 26,741	740	68%	2.51 years

(1)	The outstanding balance presented on this table may overlap more than one category.
(2)
The FICO score represents the creditworthiness of a borrower based on the borrower's credit history, as reported by an independent third party.  A higher FICO score indicates a greater degree of creditworthiness.  Bank regulators have issued guidance stating a FICO score of 660 and below is indicative of a “subprime” borrower.

(3)	LTV (loan-to-value) is the ratio calculated by dividing the original loan balance by the original appraised value of the real estate collateral.
(4)	Seasoning describes the number of years since the funding date of the loan.
(5)	Stated income is defined as borrower provided income which is not subject to verification during the loan origination process.

The following table is provided to disclose details on asset quality (dollars in thousands):

	At March 31,	At June 30,
	2008	2007
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 16,184	$ 13,271
Multi-family	554	-
Commercial real estate	835	-
Construction	2,002	2,357
Commercial business loans	-	171
Other loans	-	108

Total	19,575	15,907

Accruing loans which are contractually past due 90 days or more	-	-

Total of non-accrual and 90 days past due loans	19,575	15,907

Real estate owned, net	7,717	3,804

Total non-performing assets	$ 27,292	$ 19,711

Restructured loans	$ 9,306	$ -

Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net
	1.39%	1.18%

Non-accrual and 90 days or more past due loans as a percentage of total assets
	1.17%	0.96%

Non-performing assets as a percentage of total assets	1.63%	1.20%

All of the loans set forth in the table above have been classified in accordance with OTS regulations.  Total classified loans (including loans designated as special mention) were $39.8 million at March 31, 2008, an increase of $7.5 million or 23 percent, from $32.3 million at June 30, 2007.  The classified loans at March 31, 2008 consist of 34 loans in the special mention category (29 single-family loans of $9.6 million, two multi-family loans of $2.2 million, one commercial real estate loan of $956,000, one construction loan of $855,000 and one consumer loan of $22,000), 87 loans in the substandard category (64 single-family loans of $20.6 million, 16 construction loans of $1.7 million, three multi-family loans of $1.9 million and four commercial real estate loans of $1.6 million) and 12 construction loans in the doubtful category ($276,000).  The increase in classified loans is the result of a combination of factors, including loan downgrades, foreclosures, loan upgrades and payoffs.

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

As of March 31, 2008, real estate owned was comprised of 31 properties (12 from loan repurchases and loans which could not be sold and 19 from loans held for investment), primarily located in Southern California, with a net fair value of $7.7 million.  A new appraisal was obtained on each of the properties and fair value was calculated by using the lower of appraised value or the listing price of the property, net of disposition costs.  As of June 30, 2007, real estate owned was comprised of 10 properties (three from loan repurchases and seven from loans held for investment), primarily located in Southern California, with a net fair value of $3.8 million.  For the quarter ended March 31, 2008, 26 real estate owned properties were acquired in the settlement of loans, while 12 real estate owned properties were sold for a net loss of $302,000.  For the nine months ended March 31, 2008, 43 real estate owned properties were acquired in the settlement of loans, while 22 real estate owned properties were sold for a net loss of $470,000.

As of March 31, 2008, total restructured loans were $9.3 million (consisting of 26 loans); 25 of which are current, remain on accrual status and are classified as special mention; while one loan ($445,000) was on non-accrual status and classified as substandard.  To qualify for restructuring, a borrower must provide evidence of their creditworthiness such as, current financial statements, most recent income tax returns, current paystubs, current W-2s, and most recent bank statements, among other documents, which are then verified by the Bank.  The Bank re-underwrites the loan file with the borrower’s updated financial information, new credit report, current loan balance, new interest rate (which is at or slightly higher than current market), remaining loan term, updated property value and modified payment schedule, among other considerations, to determine if the borrower qualifies.

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold (in thousands):

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Loans originated for sale:
Retail originations	$ 30,691	$ 77,669	$ 95,325	$ 237,102
Wholesale originations	56,169	228,523	189,447	701,021
Total loans originated for sale (1)	86,860	306,192	284,772	938,123

Loans sold:
Servicing released	(67,986)	(273,382)	(264,634)	(899,253)
Servicing retained	(2,000)	(446)	(4,534)	(2,629)
Total loans sold (2)	(69,986)	(273,828)	(269,168)	(901,882)

Loans originated for investment:
Mortgage loans:
Single-family	30,810	36,769	93,843	164,996
Multi-family	2,969	5,158	29,397	21,421
Commercial real estate	3,955	5,351	14,713	39,316
Construction	1,230	1,854	12,892	11,681
Commercial business loans	266	1,381	627	3,564
Consumer loans	24	7	236	7
Other loans	-	-	1,680	1,713
Total loans originated for investment (3)	39,254	50,520	153,388	242,698

Loans purchased for investment:
Mortgage loans:
Multi-family	28,272	29,255	96,402	117,479
Commercial real estate	-	-	1,996	-
Construction	-	-	400	-
Other loans	-	-	1,000	-
Total loans purchased for investment	28,272	29,255	99,798	117,479

Mortgage loan principal payments	(51,936)	(97,294)	(186,618)	(275,845)
Real estate acquired in settlement of loans	(9,369)	(917)	(17,762)	(2,142)
Increase in other items, net (4)	7,127	11,791	9,183	37,559
Net increase in loans held for investment
and loans held for sale	$ 30,222	$ 25,719	$ 73,593	$ 155,990

(1)
Primarily comprised of PBM loans originated for sale, totaling $86.4 million, $294.5 million, $281.9 million and $915.6 million for the quarters and nine months ended March 31, 2008 and 2007, respectively.

(2)	Primarily comprised of PBM loans sold, totaling $68.0 million, $269.3 million, $264.7 million and $888.8 million for the quarters and nine months ended March 31, 2008 and 2007, respectively.
(3)
Primarily comprised of PBM loans originated for investment, totaling $31.6 million, $37.0 million, $98.0 million and $164.5 million for the quarters and nine months ended March 31, 2008 and 2007, respectively.

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

The primary investing activity of the Bank is the origination and purchase of loans held for investment.  During the first nine months of fiscal 2008 and 2007, the Bank originated loans in the amounts of $438.2 million and $1.18 billion, respectively.  In addition, the Bank purchased loans from other financial institutions in the first nine months of fiscal 2008 and 2007 of $99.8 million and $117.5 million, respectively.  The total loans sold in the first nine months of fiscal 2008 and 2007 were $269.2 million and $901.9 million, respectively.  At March 31, 2008, the Bank had loan origination commitments totaling $54.4 million and undisbursed loans in process totaling $16.6 million.  The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

The Bank’s primary financing activity is gathering deposits.  During the first nine months of fiscal 2008 and 2007, the net increase in deposits was $30.8 million and $63.0 million, respectively.  On March 31, 2008, time deposits that are scheduled to mature in one year or less were $582.9 million.  Historically, the Bank has been able to retain a significant amount of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At March 31, 2008, total cash and cash equivalents were $17.4 million (including $4.6 million of overnight federal funds sold), or 1.04 percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may continue to rely on FHLB – San Francisco advances for part of its liquidity needs.  As of March 31, 2008, the remaining financing availability at FHLB – San Francisco was $315.4 million, and the available borrowing capacity at the Bank’s correspondent bank was $25.0 million.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2002, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended March 31, 2008 decreased to 4.9 percent from 7.2 percent during the quarter ended June 30, 2007.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements.  Under the OTS prompt corrective action provisions, a minimum ratio of 1.5 percent for Tangible Capital is required to be deemed other than “critically undercapitalized,” while a minimum of 5.0 percent for Core Capital, 10.0 percent for Total Risk-Based Capital and 6.0 percent for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of March 31, 2008, the Bank exceeded all regulatory capital requirements with Tangible Capital, Core Capital, Total Risk-Based Capital and Tier 1 Risk-Based Capital ratios of 7.1 percent, 7.1 percent, 12.0 percent and 10.8 percent, respectively.

The Bank’s actual and required capital amounts and ratios as of March 31, 2008 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 118,462	7.09%
Requirement	33,415	2.00

Excess over requirement	$ 85,047	5.09%

Core capital	$ 118,462	7.09%
Requirement to be “Well Capitalized”	83,537	5.00

Excess over requirement	$ 34,925	2.09%

Total risk-based capital	$ 128,134	11.98%
Requirement to be “Well Capitalized”	106,962	10.00

Excess over requirement	$ 21,172	1.98%

Tier 1 risk-based capital	$ 115,488	10.80%
Requirement to be “Well Capitalized”	64,177	6.00

Excess over requirement	$ 51,311	4.80%

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

Stockholders’ Equity

The ability of the Corporation to pay dividends depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the amount required for the liquidation account established by the Bank in connection with its Conversion or the regulatory capital requirements imposed by federal and state regulation.  The Corporation paid $3.4 million of cash dividends to its shareholders in the first nine months of fiscal 2008.

The Corporation repurchased 187,081 shares under the existing stock repurchase programs during the first nine months of fiscal 2008 at an average price of $21.78 per share.  As of March 31, 2008, 59 percent of the authorized shares from the June 2007 stock repurchase program were purchased, leaving 131,766 shares available for future repurchase.  During the first nine months of fiscal 2008, the Corporation also repurchased 995 shares of restricted stock from employees in lieu of distribution (to satisfy the minimum income tax required to be withheld from employees) at an average price of $22.21 per share.  During the first nine months of fiscal 2008, a total of 7,500 stock options with an average strike price of $9.15 per share were exercised.

Incentive Plans

As of March 31, 2008, the Corporation had three share-based compensation plans, which are described below.  These plans include the 2006 Equity Incentive Plan, 2003 Stock Option Plan and 1996 Stock Option Plan.  The 1997 Management Recognition Plan incurred its final share distribution in July 2007.  The compensation cost that has been charged against income for these plans was $374,000 and $190,000 for the quarters ended March 31, 2008 and 2007, respectively.  For the nine months ended March 31, 2008 and 2007, the compensation cost for these plans was $758,000 and $244,000, respectively, and the tax benefit from these plans was $6,000 and $81,000, respectively.

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

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
Expected volatility	-	19%	-	19%
Weighted-average volatility	-	19%	-	19%
Expected dividend yield	-	2.5%	-	2.5%
Expected term (in years)	-	7.4	-	7.4
Risk-free interest rate	-	4.8%	-	4.8%

No options were granted, exercised or forfeited in the third quarter of fiscal 2008.  For the first nine months of fiscal 2008, a total of 12,000 options were forfeited.  There was no other activity.  As of March 31, 2008, there were 189,700 options available for future grants under the 2006 Plan.

The following is a summary of the stock option activity in the 2006 Plan for the quarter and nine months ended March 31, 2008:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	175,300	$ 28.31
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2008	175,300	$ 28.31	8.86	-
Vested and expected to vest at March 31, 2008	147,252	$ 28.31	8.86	-
Exercisable at March 31, 2008	35,060	$ 28.31	8.86	-

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	187,300	$ 28.31
Granted	-	-
Exercised	-	-
Forfeited	(12,000)	$ 28.31
Outstanding at March 31, 2008	175,300	$ 28.31	8.86	-
Vested and expected to vest at March 31, 2008	147,252	$ 28.31	8.86	-
Exercisable at March 31, 2008	35,060	$ 28.31	8.86	-

As of March 31, 2008, there was $749,000 of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the stock options in the 2006 Plan.  This expense is expected to be recognized over a weighted-average period of 3.9 years.  The forfeiture rate during the first nine months of fiscal 2008 was 20 percent and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

A total of 11,350 shares of restricted stock were vested in the third quarter of fiscal 2008, and no restricted stock was awarded or forfeited.  At March 31, 2008, the value of the unearned restricted stock was $1.4 million.  For the nine months ended March 31, 2008, a total of 11,350 shares of restricted stock were vested, 4,000 shares were awarded while 6,000 shares were forfeited.  As of March 31, 2008, there were 124,250 shares of restricted stock available for future awards.

A summary of the status of the Corporation’s unvested restricted stock as of March 31, 2008 and changes during the quarter and nine months ended March 31, 2008 is presented below:

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at January 1, 2008	60,750	$ 25.94
Granted	-	-
Vested	(11,350)	$ 26.49
Forfeited	-	-
Unvested at March 31, 2008	49,400	$ 25.81
Expected to vest at March 31, 2008	39,520	$ 25.81

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2007	62,750	$ 26.49
Granted	4,000	$ 18.09
Vested	(11,350)	$ 26.49
Forfeited	(6,000)	$ 26.49
Unvested at March 31, 2008	49,400	$ 25.81
Expected to vest at March 31, 2008	39,520	$ 25.81

As of March 31, 2008, there was $1.4 million of unrecognized compensation expense related to unvested share-based compensation arrangements awarded under the restricted stock in the 2006 Plan, and reported as a reduction to stockholders’ equity (included in the Condensed Consolidated Statements of Financial Condition under additional paid-in capital, as per SFAS No. 123R).  This expense is expected to be recognized over a weighted-average period of 3.9 years.  Similar to options, a forfeiture rate of 20 percent is used for the restricted stock compensation expense calculations.

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

As a result of accelerating the vesting of these options, the Corporation recorded a $320,000 charge to compensation expense during the quarter ended June 30, 2005.  This charge represents a new measurement of compensation cost for these options as of the modification date.  The modification introduced the potential for an effective renewal of the awards as some of these options may have been forfeited by the holders.  This charge requires quarterly adjustment in future periods for actual forfeiture experience.  No recovery of the accelerated charge occurred in the quarter ended March 31, 2008.  For the nine months ended March 31, 2008, a recovery of $23,000 was realized; and since inception, a $301,000 recovery has been realized.  The Corporation estimates that the compensation expense related to these options that would have been recognized over their remaining vesting period pursuant to the transition provisions of SFAS No. 123R is $1.7 million.

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

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
Expected volatility	-	-	22%	23%
Weighted-average volatility	-	-	22%	23%
Expected dividend yield	-	-	3.6%	2.0%
Expected term (in years)	-	-	6.9	7.4
Risk-free interest rate	-	-	4.8%	4.5% – 5.0%

A total of 7,000 options were forfeited in the third quarter of fiscal 2008.  There was no other activity.  This compares to a total of 41,550 options exercised in the third quarter of fiscal 2007.  The total intrinsic value of those options exercised was $336,000.  There was no other activity in the third quarter of fiscal 2007.  For the first nine months of fiscal 2008, a total of 50,000 options were granted and 7,500 options were exercised, while 55,700 options were forfeited.  This compares to a total of 64,000 options granted and 49,950 options exercised in the first nine months of fiscal 2007.  There was no other activity.   As of March 31, 2008 and 2007, the number of options available for future grants under the Stock Option Plans were 14,900 and 42,000 options, respectively.

The following is a summary of the activity in the Stock Option Plans for the quarter and nine months ended March 31, 2008:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	559,400	$ 20.67
Granted	-	-
Exercised	-	-
Forfeited	(7,000)	$ 29.74
Outstanding at March 31, 2008	552,400	$ 20.55	5.83	$ 929
Vested and expected to vest at March 31, 2008	513,500	$ 20.21	5.70	$ 929
Exercisable at March 31, 2008	357,900	$ 18.10	4.88	$ 929

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	565,600	$ 20.93
Granted	50,000	$ 19.92
Exercised	(7,500)	$ 9.15
Forfeited	(55,700)	$ 25.32
Outstanding at March 31, 2008	552,400	$ 20.55	5.83	$ 929
Vested and expected to vest at March 31, 2008	513,500	$ 20.21	5.70	$ 929
Exercisable at March 31, 2008	357,900	$ 18.10	4.88	$ 929

The weighted-average grant-date fair value of options granted during the nine months ended March 31, 2008 and 2007 was $3.94 and $8.43 per share, respectively.  The total intrinsic value of options exercised during the nine months ended March 31, 2008 and 2007 was $104,000 and $389,000, respectively.

As of March 31, 2008, there was $1.5 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Stock Option Plans.  This expense is expected to be recognized over a weighted-average period of 2.6 years.  The forfeiture rate during the first nine months of fiscal 2008 was 20% and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

All of the MRP shares were fully vested and distributed in July 2007 and no MRP compensation expense was recognized for the quarter ended March 31, 2008.  The MRP compensation expense for the quarter ended March 31, 2007 was $13,000.  For the nine months ended March 31, 2008 and 2007, the MRP compensation expense was $4,000 and $45,000, respectively.  The value of the unearned MRP at March 31, 2007 was $17,000, and reported as a reduction to stockholders’ equity (included in the Condensed Consolidated Statements of Financial Condition under additional paid-in capital, as per SFAS No. 123R).

A summary of the status of the Corporation’s unvested MRP shares as of March 31, 2008 and changes during the nine months ended March 31, 2008 is presented below:

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2007	3,768	$ 13.67
Granted	-	-
Vested	(3,768)	$ 13.67
Forfeited	-	-
Unvested at March 31, 2008	-	-

Supplemental Information

	At	At	At
	March 31,	June 30,	March 31,
	2008	2007	2007

Loans serviced for others (in thousands)	$ 187,533	$ 205,788	$ 212,856

Book value per share	$ 20.49	$ 20.20	$ 20.09

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk.

The principal financial objective of the Corporation’s interest rate risk management function is to achieve long-term profitability while limiting exposure to the fluctuation of interest rates.  The Bank, through its Asset Liability Committee seeks to reduce the exposure of its earnings to changes in market interest rates by managing the mismatch between asset and liability maturities.  The principal element in achieving this objective is to manage the interest-rate sensitivity of the Bank’s assets by holding loans with interest rates subject to periodic market adjustments.  In addition, the Bank maintains a liquid investment securities portfolio comprised of government agency securities and mortgage-backed securities.  The Bank relies on retail deposits as its primary source of funding while utilizing FHLB – San Francisco advances as a secondary source of funding.  As part of its interest rate risk management strategy, the Bank promotes transaction accounts and time deposits with terms up to five years.

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

The following table is derived from the OTS interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2008 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 116,228	$ (24,071)	$ 1,658,678	7.01%	-117 bp
+200 bp	$ 136,436	$ (3,863)	$ 1,689,628	8.07%	-10 bp
+100 bp	$ 141,580	$ 1,281	$ 1,706,280	8.30%	+12 bp
0 bp	$ 140,299	$ -	$ 1,716,401	8.17%
-100 bp	$ 136,887	$ (3,412)	$ 1,724,136	7.94%	-23 bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2008 (“base case”).
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the OTS interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at March 31, 2008 and a +200 basis point rate shock at June 30, 2007.

	At March 31, 2008		At June 30, 2007
	(-100 bp rate shock)		(+200 bp rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	8.17%		9.84%
Post-shock NPV ratio: NPV as a % of PV Assets	7.94%		8.31%
Sensitivity measure: Change in NPV Ratio	23	bp	153	bp
TB 13a Level of Risk	Minimal		Minimal

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Additionally, certain assets, such as adjustable rate mortgage (“ARM”) loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from time deposits could likely deviate significantly from those assumed when calculating the tables above.  It is also possible that, as a result of an interest rate increase, the higher mortgage payments required from ARM borrowers could result in an increase in delinquencies and defaults.  Changes in market interest rates may also affect the volume and profitability of the Corporation’s mortgage banking operations.  Accordingly, the data presented in the tables above should not be relied upon as indicative of actual results in the event of changes in interest rates.  Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Bank, nor does it represent amounts that would be available for distribution to shareholders in the event of the liquidation of the Corporation.

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 100, plus 200, minus 100 and minus 200 basis points.  The following table describes the results of the analysis at March 31, 2008 and June 30, 2007.

At March 31, 2008		At June 30, 2007
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	+6.63%	+200 bp	-0.97%
+100 bp	+4.87%	+100 bp	+3.76%
-100 bp	-0.86%	-100 bp	+11.52%
-200 bp	N/A	-200 bp	+11.18%

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation and the consideration of the restatement of the Corporation’s financial statements, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2008 are not effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation’s financial position or results of operations.

Item 1A.  Risk Factors.

There are no material changes from the risk factors as previously disclosed in the Corporation’s Form 10-K for the fiscal year ended June 30, 2007, as amended.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of equity securities for the third quarter of fiscal 2008.

Period	(a)Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 – 31, 2008	-	$ -	-	131,776
February 1 – 29, 2008	65	$ 15.68	-	131,776
March 1 – 31, 2008	-	$ -	-	131,766
Total	65	$ 15.68	-	131,766

(1)	On June 25, 2007, the Corporation announced a new repurchase plan of 318,847 shares, which expires on June 25, 2008.

During the quarter ended March 31, 2008, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

10.9	2006 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 12, 2006)

10.10	Form of Incentive Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 in the Corporation’s Form 10-Q ended March 31, 2007)

10.11	Form of Non-Qualified Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 in the Corporation’s Form 10-Q ended March 31, 2007)

10.12	Form of Restricted Stock Agreement for restricted shares awarded under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 in the Corporation’s Form 10-Q ended March 31, 2007)

14	Code of Ethics for the Corporation’s directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

May 19, 2008	/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 19, 2008	/s/ Donavon P. Ternes
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

Date: May 19, 2008

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

Date: May 19, 2008

                                                      /s/ Donavon P. Ternes
                           Donavon P. Ternes
                           Chief Operating Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc.  (the “Corporation”) for the period ended March 31, 2008 (the “Report”), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods presented in the financial statements included in such Report.

Date: May 19, 2008

                                                            /s/ Craig G. Blunden
                             Craig G. Blunden
                                   Chairman, President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc.  (the “Corporation”) for the period ended March 31, 2008 (the “Report”), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods presented in the financial statements included in such Report.

Date: May 19, 2008

                                                                /s/ Donavon P. Ternes
                                 Donavon P. Ternes
                                 Chief Operating Officer and Chief Financial Officer