Form 10-K
period 2008-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2008-09-15
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008                                                                                     OR

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
YES X      NO        .

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ____	Accelerated filer X	Non-accelerated filer ____	Smaller Reporting Company ___

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES            NO   X  .

As of September 5, 2008, there were 6,208,519 shares of the Registrant’s common stock issued and outstanding.  The Registrant’s common stock is listed on the NASDAQ Global Select Market under the symbol “PROV.”  The aggregate market value of the common stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2007, was $102.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

2. Portions of the definitive Proxy Statement for the fiscal 2008 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

PROVIDENT FINANCIAL HOLDINGS, INC.
Table of Contents

PART I	Page
Item  1.     Business:
General	1
Subsequent Events	1
Market Area	2
Competition	2
Personnel	2
Segment Reporting	2
Internet Website	2
Lending Activities	3
Mortgage Banking Activities	11
Loan Servicing	15
Delinquencies and Classified Assets	15
Investment Securities Activities	24
Deposit Activities and Other Sources of Funds	27
Subsidiary Activities	30
Regulation	31
Taxation	37
Executive Officers	39
General	50
Critical Accounting Policies	51
Executive Summary and Operating Strategy	52
Commitments and Derivative Financial Instruments	53
Off-Balance Sheet Financing Arrangements and Contractual Obligations	53
Comparison of Financial Condition at June 30, 2008 and June 30, 2007	54
Comparison of Operating Results for the Years Ended June 30, 2008 and 2007	55
Comparison of Operating Results for the Years Ended June 30, 2007 and 2006	58
Average Balances, Interest and Average Yields/Costs	61
Yields Earned and Rates Paid	63
Rate/Volume Analysis	64
Liquidity and Capital Resources	64
Impact of Inflation and Changing Prices	65
Impact of New Accounting Pronouncements	65

PART I

Item 1.  Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At June 30, 2008, the Corporation had total assets of $1.6 billion, total deposits of $1.0 billion and stockholders’ equity of $124.0 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California.  The Bank conducts its business operations as Provident Bank, Provident Bank Mortgage (“PBM”), a division of the Bank, and through its subsidiary, Provident Financial Corp.  The business activities of the Bank consist of community banking, mortgage banking, investment services and trustee services.  Financial information regarding the Corporation’s two operating segments, Provident Bank and PBM, is contained in Note 17 to the Corporation’s audited consolidated financial statements included in Item 8 of this Form 10-K.

The Bank’s community banking operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans.  Mortgage banking activities primarily consist of the origination and sale of single-family mortgage loans (including second mortgages and equity lines of credit).  Through its subsidiary, Provident Financial Corp, the Bank conducts trustee services for the Bank’s real estate transactions and in the past has held real estate for investment.  The Bank now offers investment and insurance services directly, rather than through its subsidiary.  See “Subsidiary Activities” on page 30 of this Form 10-K.  The Bank’s revenues are derived principally from interest earned on its loan and investment portfolios, and fees generated through its community banking and mortgage banking activities.

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community.  The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino Counties.   The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006.  The Bank contributed $40,000 to the Foundation in fiscal 2008, but did not contribute any funds to the Foundation in fiscal 2007.

Subsequent Events:

Cash dividend

On July 31, 2008, the Corporation announced a cash dividend of $0.05 per share on the Corporation’s outstanding shares of common stock for shareholders of record at the close of business on August 25, 2008, payable on September 19, 2008.

Market Area

The Bank is headquartered in Riverside, California and operates 12 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County.  Management considers Riverside and Western San Bernardino Counties to be the Bank’s primary market for deposits.  Through the operations of PBM, the Bank has expanded its mortgage lending market to include a large portion of Southern California and a small portion of Northern California.  As of June 30, 2008, there were three PBM loan production offices located in southern California (in Los Angeles, Riverside and San Bernardino Counties) and one PBM loan production office in northern California.  PBM’s loan production offices include two wholesale loan offices through which the Bank maintains a network of loan correspondents.  Most of the Bank’s business is conducted in the communities surrounding its full-service branches and loan production offices.

The large geographic area encompassing Riverside and San Bernardino Counties is referred to as the “Inland Empire.”  According to 2000 Census Bureau population statistics, Riverside and San Bernardino Counties have the sixth and fifth largest county populations in California, respectively.  The Bank’s market area consists primarily of suburban and urban communities.  Western Riverside and San Bernardino Counties are relatively densely populated and are within the greater Los Angeles metropolitan area.  The Inland Empire has enjoyed economic strength prior to the recent slowdown in real estate market.  Many corporations moved their offices and warehouses to the Inland Empire, which offers more affordable sites and more affordable housing for their employees.  The recent slowdown in the real estate market have affected property values nationwide, including the Inland Empire.  The unemployment rate in the Inland Empire in June 2008 was 8.0%, compared to 6.9% in California and 5.5% nationwide, according to U.S. Department of Labor, Bureau of Labor Statistics.

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

Personnel

As of June 30, 2008, the Bank had 264 full-time equivalent employees, which consisted of 203 full-time, 58 prime-time, 28 part-time and four temporary employees.  The employees are not represented by a collective bargaining unit and the Bank believes that its relationship with employees is good.

Segment Reporting

Financial information regarding the Corporation’s operating segments is contained in Note 17 to the audited consolidated financial statements included in Item 8 of this report.

Internet Website

The Corporation maintains a website at www.myprovident.com. The information contained on that website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, the Corporation makes available free of charge through that website the Corporation’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after these materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

Lending Activities

General.  The lending activity of the Bank is predominately comprised of the origination of conventional mortgage loans secured by single-family residential properties to be held for investment or sale.  The Bank also originates multi-family, commercial real estate, construction, commercial business, consumer and other loans to be held for investment.  The Bank’s net loans held for investment were $1.37 billion at June 30, 2008, representing approximately 83.8% of consolidated total assets.  This compares to $1.35 billion, or 81.9% of consolidated total assets, at June 30, 2007.

Loans Held For Investment Analysis.  The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated.

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Mortgage loans:
Single-family	$ 808,836	58.16%	$ 827,656	59.72%	$ 830,073	61.22%	$ 811,300	65.63%	$ 621,991	65.55%
Multi-family	399,733	28.75	330,231	23.83	219,072	16.16	119,715	9.68	68,804	7.25
Commercial real estate	136,176	9.79	147,545	10.65	127,342	9.39	122,354	9.90	99,919	10.53
Construction	32,907	2.37	60,571	4.36	149,517	11.03	155,975	12.62	136,265	14.36
Total mortgage loans	1,377,652	99.07	1,366,003	98.56	1,326,004	97.80	1,209,344	97.83	926,979	97.69

Commercial business loans	8,633	0.62	10,054	0.73	12,911	0.95	15,268	1.24	13,770	1.45
Consumer loans	625	0.04	509	0.04	734	0.05	778	0.06	730	0.08
Other loans	3,728	0.27	9,307	0.67	16,244	1.20	10,767	0.87	7,371	0.78
Total loans held for
investment	1,390,638	100.00%	1,385,873	100.00%	1,355,893	100.00%	1,236,157	100.00%	948,850	100.00%

Undisbursed loan funds	(7,864)		(25,484)		(84,024)		(95,162)		(78,137)
Deferred loan costs	5,261		5,152		3,417		2,693		1,340
Allowance for loan losses	(19,898)		(14,845)		(10,307)		(9,215)		(7,614)
Total loans held for
investment, net	$ 1,368,137		$ 1,350,696		$ 1,264,979		$ 1,134,473		$ 864,439
Loans held for sale, at lower of
cost or market	$ 28,461		$ 1,337		$ 4,713		$ 5,691		$ 20,127

Maturity of Loans Held for Investment.  The following table sets forth information at June 30, 2008 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment.  Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year.  The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below.

		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
(In Thousands)

Mortgage loans:
Single-family	$ 1,213	$ 1,070	$ 2,157	$ 3,766	$ 800,630	$ 808,836
Multi-family	-	1,740	1,695	124,328	271,970	399,733
Commercial real estate	2,092	2,137	19,441	100,586	11,920	136,176
Construction (1)	28,065	-	-	-	4,842	32,907
Commercial business loans	3,368	2,489	2,353	423	-	8,633
Consumer loans	625	-	-	-	-	625
Other loans	1,885	1,843	-	-	-	3,728
Total loans held for
investment	$ 37,248	$ 9,279	$ 25,646	$ 229,103	$ 1,089,362	$ 1,390,638

(1) The construction loans described in the “Beyond 10 Years” column will be converted to single-family loans upon completion of construction.

The following table sets forth the dollar amount of all loans held for investment due after June 30, 2009 which have fixed and floating or adjustable interest rates.

		Floating or
		Adjustable
	Fixed-Rate	Rate
(In Thousands)

Mortgage loans:
Single-family	$7,759	$799,864
Multi-family	15,237	384,496
Commercial real estate	23,296	110,788
Construction (1)	-	4,842
Commercial business loans	2,327	2,938
Other loans	163	1,680
Total loans held for investment	$48,782	$1,304,608

(1)  The construction loans described will be converted to single-family loans upon completion of construction.

Scheduled contractual principal payments of loans do not reflect the actual life of such assets.  The average life of loans is substantially less than their contractual terms because of prepayments.  In addition, due-on-sale clauses generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property that secures the loan.  The average life of mortgage loans tends to increase, however, when current market interest rates are substantially higher than the interest rates on existing loans held for investment and, conversely, decrease when the interest rates on existing loans held for investment are substantially higher than current market interest rates.

Single-Family Mortgage Loans.  The Bank’s predominant lending activity is the origination by PBM of loans secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank has established full service branches and loan production offices.  At June 30, 2008, total single-family loans held for investment decreased to $808.8 million, or 58.2% of the total loans held for investment from $827.7 million, or 59.7% of the total loans held for investment at June 30, 2007.  The decrease in the single-family loans in fiscal 2008 was primarily attributable to loan payments, partly offset by $115.2 million of new loan originations.

The Bank’s residential mortgage loans are generally underwritten and documented in accordance with guidelines established by major Wall Street firms, institutional loan buyers, Freddie Mac, Fannie Mae and the Federal Housing Administration (collectively, “the secondary market”).  All government insured loans are generally underwritten and documented in accordance with the guidelines established by Freddie Mac, Fannie Mae, the Department of Housing and Urban Development (“HUD”) and the Veterans’ Administration (“VA”).  Loans are normally classified as either conforming (meeting agency criteria) or non-conforming (meeting an investor’s criteria).  These non-conforming loans are additionally classified as “A” or “Alt-A“.  The “A” loans are typically those that exceed agency loan limits but closely mirror agency underwriting criteria. The “Alt-A” loans are underwritten to expanded guidelines allowing a borrower with good credit a broader range of product choices.  The “Alt-A” criteria includes interest-only loans, stated-income loans and greater than 30-year amortization loans.  Given the current market environment, the production of “Alt-A” non-conforming loans is expected to significantly decrease.

The Bank previously offered closed-end, fixed-rate home equity loans that are secured by the borrower’s primary residence.  These loans do not exceed 100% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest.  At June 30, 2008, home equity loans amounted to $4.2 million, or 0.5% of single-family loans as compared to $6.6 million, or 0.8% of single-family loans at June 30, 2007.  The Bank also offers secured lines of credit, which are generally secured by a second mortgage on the borrower’s primary residence.  Secured lines of credit have an interest rate that is typically one to two percentage points above the prime lending rate.  As of June 30, 2008 and 2007, the outstanding secured lines of credit were $2.0 million and $886,000, respectively.

The Bank offers adjustable rate mortgage (“ARM”) loans at rates and terms competitive with market conditions.  Substantially all of the ARM loans originated by the Bank meet the underwriting standards of the secondary market.  The Bank offers several ARM products, which adjust monthly, semi-annually, or annually after an initial fixed period ranging from one month to five years subject to a limitation on the annual increase of one to two percentage points and an overall limitation of three to six percentage points.  The following indexes, plus a margin of 2.00% to 3.25%, are used to calculate the periodic interest rate changes; the London Interbank Offered Rate (“LIBOR”), the FHLB Eleventh District cost of funds (“COFI”), the 12-month average U.S. Treasury (“12 MAT”) or the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year (“CMT”).  Loans based on the LIBOR index constitute a majority of the Bank’s loans held for investment.  The majority of the ARM loans held for investment have three- or five-year fixed periods prior to the first adjustment (“3/1 or 5/1 hybrids”), and do not require principal amortization for up to 120 months.  Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period.  To coincide with the Bank’s 50th Anniversary, the Bank offered 50-year single-family mortgage loans in fiscal 2006.  At June 30, 2008, the Bank had a total of 48 loans for $19.7 million with a 50-year term, compared to a total of 51 loans for $20.7 million at June 30, 2007.

As of June 30, 2008, the Bank had $80.0 million in mortgage loans that are subject to negative amortization, which consist of $45.1 million multi-family loans, $22.0 million commercial real estate loans and $12.9 million single-family loans.  This compares to $87.4 million at June 30, 2007, with $12.6 million of single-family loans.  Negative amortization involves a greater risk to the Bank.  During a period of high interest rates, the loan principal balance may increase by up to 115% of the original loan amount.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a given interest rate and competitive environment.

The retention of ARM loans, rather than fixed-rate loans, helps to reduce the Bank’s exposure to changes in interest rates.  There are, however, unquantifiable credit risks resulting from the potential of increased interest charges to be paid by the borrower as a result of increases in interest rates or the expiration of interest-only periods.  It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of the increase in the required payment from the borrower.  Furthermore, the risk of default may increase because ARM loans originated by the Bank occasionally provide, as a marketing incentive, for initial rates of interest below those rates that would apply if the adjustment index plus the applicable margin were initially used for pricing.  Such loans are subject to increased risks of default or delinquency.  Additionally, while ARM loans allow the Bank to decrease the sensitivity of its assets as a result of changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits.  In addition to fully amortizing ARM loans, the Bank has interest-only ARM loans, which typically have a fixed interest rate for the first three to five years, followed by a periodic adjustable interest rate, coupled with an interest only payment of three to ten years, followed by a fully amortizing loan payment for the remaining term.  As of June 30, 2008 and 2007, interest-only, first trust deed, ARM loans were $596.1 million and $616.5 million, or 43.1% and 45.2%, respectively, of the loans held for investment.  Furthermore, because loan indexes may not respond perfectly to market interest rates, upward adjustments on loans may occur more slowly than increases in the Bank’s cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates.  Because of these characteristics, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank’s cost of funds.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of June 30, 2008:

	Outstanding	Weighted-Average	Weighted-Average	Weighted-Average
(Dollars in Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 596,103	734	74%	2.39 years
Stated income (5)	$ 431,002	732	73%	2.51 years
FICO less than or equal to 660	$ 22,034	641	72%	3.25 years
Over 30-year amortization	$ 25,524	739	68%	2.80 years

(1)	The outstanding balance presented on this table may overlap more than one category.
(2)
The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party.  A higher FICO score indicates a greater degree of creditworthiness.  Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower.

(3)	LTV (loan-to-value) is the ratio calculated by dividing the original loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(4)	Seasoning describes the number of years since the funding date of the loan.
(5)	Stated income is defined as the level of income the borrower provided to underwrite the loan, which is not subject to verification during the loan origination process.

The Bank’s lending policy generally limits loan amounts for conventional first trust deed loans to 97% of the appraised value or purchase price of a property, whichever is lower.  The higher loan-to-value ratios are available on certain government-insured or investor programs.  The Bank generally requires borrower paid private mortgage insurance on first trust deed residential loans with loan-to-value ratios exceeding 80% at the time of origination.

During the course of fiscal year 2008, the Bank implemented more conservative underwriting standards commensurate with the deteriorating real estate market conditions.  At June 30, 2008, the Bank requires verified documentation of income and assets, has limited the maximum loan-to-value to the lower of 90% of the appraised value or purchase price of the property, requires borrower paid or lender paid mortgage insurance for loan-to-value ratios greater than 75%, eliminated cash-out refinance programs, and limits the loan-to-value on non-owner occupied transactions to the lower of 65% of the appraised value or purchase price of the property.

Multi-Family and Commercial Real Estate Mortgage Loans.  At June 30, 2008, multi-family mortgage loans were $399.7 million and commercial real estate loans were $136.2 million, or 28.8% and 9.8%, respectively, of loans held for investment.  Consistent with its strategy to diversify the composition of loans held for investment, the

Bank has made the origination and purchase of multi-family and commercial real estate loans a priority.  At June 30, 2008, the Bank had 502 multi-family and 178 commercial real estate loans in loans held for investment.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 3/1, 5/1 and 10/1 hybrids, with a term to maturity of 10 to 30 years and a 25 to 30 year amortization schedule.  Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including 3/1 and 5/1 hybrids, with a term to maturity of 10 years and a 25 year amortization schedule.  Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to annual payment caps and life-of-loan interest rate caps.  At June 30, 2008, $276.1 million, or 69.1%, of the Bank’s multi-family loans were secured by five to 36 unit projects and were primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego Counties.  The Bank’s commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, mini warehouses and small retail centers, primarily located in Southern California.  The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $4.0 million.  At June 30, 2008, the Bank had 70 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $175.8 million, all of which were performing in accordance with their terms as of June 30, 2008.  The Bank obtains appraisals on properties that secure multi-family and commercial real estate loans.  Underwriting of multi-family and commercial real estate loans includes, among other considerations, a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and income level of the borrowers.

Multi-family and commercial real estate loans afford the Bank an opportunity to receive higher interest rates than those generally available from single-family mortgage loans.  However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans.  Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy.  The multi-family and commercial real estate loans are primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego Counties.  At June 30, 2008, the Bank has no non-accrual multi-family loans and has $572,000 of non-accrual commercial real estate loans.  The Bank  has one commercial real estate loan of $766,000 that was past due 30 to 89 days.  These amounts may increase as a result of the general decline in Southern California real estate markets.

Construction Mortgage Loans.  The Bank originates two types of residential construction loans: short-term construction loans and construction/permanent loans.  At June 30, 2008, the Bank’s construction loans (gross of undisbursed loan funds) were $32.9 million, or 2.4% of loans held for investment, a decrease of $27.7 million, or 46%, during fiscal 2008.  Undisbursed loan funds at June 30, 2008 and 2007 were $7.6 million and $23.1 million, respectively.  The decrease in construction loans was primarily attributable to the management decision to reduce tract construction loan originations (given unfavorable real estate market conditions).  The decrease was also attributable to loan payoffs and construction loans converted to permanent loans.  Total loan payoffs during fiscal 2008 were $27.5 million and total construction loans (converted to permanent loans) during fiscal 2008 were $5.0 million.  Total loan originations declined $1.1 million, or 8%, to $13.2 million in fiscal 2008 from $14.3 million in fiscal 2007.

The composition of the Bank’s construction loan portfolio is as follows:

	At June 30,
	2008		2007
	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Short-term construction	$ 28,065	85.29%	$ 54,251	89.57%
Construction/permanent	4,842	14.71	6,320	10.43
	$ 32,907	100.00%	$ 60,571	100.00%

Short-term construction loans include three types of loans: custom construction, tract construction, and speculative construction.  Additionally, the Bank makes short-term (18 to 36 month) lot loans to facilitate land acquisition prior to the start of construction. The Bank also provides construction financing for multi-family and commercial real estate properties.  As of June 30, 2008, total commercial real estate construction loans were $11.8 million with undisbursed loan funds of $4.5 million.  The Bank has no multi-family construction loans as of June 30, 2008.  Custom construction loans were made to individuals who, at the time of application, have a contract executed with a builder to construct their residence.  Custom construction loans are generally originated for a term of 12 months, with adjustable interest rates at the prime lending rate plus a margin and with loan-to-value ratios of up to 80% of the appraised value of the completed property.  The owner secures long-term permanent financing at the completion of construction.  At June 30, 2008, custom construction loans were $7.2 million, with undisbursed loan funds of $2.2 million.  In fiscal 2006, the Bank significantly curtailed its construction loan programs due to its perception that real estate values are unsustainable and the perceived risks associated with these types of loans were excessive.

The custom construction loan balance includes a single-family construction project located in Coachella, California, which was classified non-accrual in December 2006.  The Bank believes that the loans were fraudulently obtained and has filed lawsuits alleging loan fraud by the 23 individual borrowers, misrepresentation fraud by the mortgage loan broker and misuse of funds fraud by the contractor, among others.  Of the original 23 loans, 14 have been converted to real estate owned (“REO”).  As of June 30, 2008, the REO balance outstanding was $734,000 and the loan balance outstanding was $472,000, net of specific loan loss reserves of $1.3 million.  Given the number of parties involved, the complexity of the transaction and probable fraud, this matter may not be resolved quickly.

The Bank makes tract construction loans to subdivision builders.  These subdivisions are usually financed and built in phases.  A thorough analysis of market trends and demand within the area are reviewed for feasibility.  Generally, significant presales are required prior to commencement of construction.  Tract construction may include the building and financing of model homes under a separate loan.  The terms for tract construction loans range from 12 to 18 months with interest rates floating from 1.0% to 2.0% above the prime lending rate.  At June 30, 2008, tract construction loans were $13.0 million, with $972,000 of undisbursed loan funds.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed sale contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home.  The home buyer may be identified during or after the construction period.  The builder may be required to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified.  At June 30, 2008, speculative construction loans were $921,000, with $1,000 of undisbursed loan funds.

Construction/permanent loans automatically roll from the construction to the permanent phase.  The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally floating at prime or above and with a loan-to-value ratio of up to 80% of the appraised value of the completed property.

Construction loans under $1.0 million are approved by Bank personnel specifically designated to approve construction loans.  The Bank’s Loan Committee, comprised of the Chief Executive Officer, Chief Lending Officer, Chief Financial Officer, Senior Vice President – PBM, Vice President – Loan Administration and Vice President – Business Banking Manager, approves all construction loans over $1.0 million.  Prior to approval of any construction loan, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, and analyzes the pro forma data and assumptions on the project.  In the case of a tract or speculative construction loan, the Bank reviews the experience and expertise of the builder.  The Bank obtains credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert report necessary to evaluate the proposed project.  In the event of cost overruns, the Bank requires the borrower to deposit their own funds into a loan-in-process account, which the Bank disburses consistent with the completion of the subject property pursuant to a revised disbursement schedule.

The construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses.  Disbursements are based on periodic on-site inspections by independent fee inspectors and Bank personnel.  At inception, the Bank also requires borrowers to deposit funds into the loan-in-process account covering the difference between the actual cost of construction and the loan amount.  The Bank regularly monitors the construction loan portfolio, economic conditions and housing inventory.  The Bank’s property inspectors perform periodic inspections.  The Bank believes that the internal monitoring system helps reduce many of the risks inherent in its construction loans.

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

Participation Loan Purchases and Sales.  In an effort to expand production and diversify risk, the Bank purchases loan participations, with collateral primarily in California, which allows for greater geographic distribution of the Bank’s loans and increases loan production volume.  The Bank solicits other lenders to purchase participating interests in multi-family and commercial real estate loans.  The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield.  This servicing fee is primarily offset by a reduction in the Bank’s operating expenses.  As of June 30, 2008, total loans serviced by other financial institutions were $146.5 million, with $107.4 million serviced by a single financial institution.  All properties serving as collateral for loan participations are inspected by an employee of the Bank or a third party inspection service prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank.  As of June 30, 2008, all loans serviced by others are performing according to their contractual agreements, except three loans, totaling $9.2 million, which are classified as special mention.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk.  Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy.  Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained.  The Bank sold $2.0 million participation loans in fiscal 2008, while the Bank did not sell any participation loans in fiscal 2007.

Commercial Business Loans.  The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire.  Commercial business loans allow the Bank to diversify its lending and increase the average loan yield.  As of June 30, 2008, commercial business loans were $8.6 million, or 0.6% of loans held for investment.  These loans represent unsecured lines of credit and term loans secured by business assets.

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

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans.  Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectible and inventories and equipment may be obsolete or of limited use, among other things.  Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment.  During fiscal 2008, the Bank did not have any charge-offs on commercial business loans.

Consumer and Other Loans.  At June 30, 2008, the Bank’s consumer loans were $625,000, or less than 0.1%, of the Bank’s loans held for investment, an increase of $116,000, or 23%, during fiscal 2008.  The Bank offers open-ended lines of credit on either a secured or unsecured basis.  The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the FHLB Eleventh District COFI, which adjusts monthly.  Secured savings lines of credit at June 30, 2008 and 2007 were $393,000 and $302,000, respectively, and are included in consumer loans.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured.  Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  At June 30, 2008, the Bank had no consumer loans accounted for on a non-accrual basis.

Other loans, which primarily consist of land loans, were $3.7 million, or 0.3%, of the Bank’s loans held for investment, a decrease of $5.6 million, or 60%, during fiscal 2008.  The Bank makes land loans, primarily lot loans, to accommodate borrowers who intend to build on the land within a specified period of time.  The majority of these land loans are for the construction of single-family residences; however, the Bank may make short-term loans on a limited basis for the construction of commercial properties.  The terms generally require a fixed rate with maturity between 18 to 36 months.

Mortgage Banking Activities

General.  Mortgage banking involves the origination and sale of single-family mortgage and consumer loans (second mortgages and equity lines of credit) by PBM for the purpose of generating gains on sale of loans and fee income on the origination of loans.  PBM also originates single-family and consumer loans to be held for investment.  Given current pricing in the mortgage markets, the Bank sells the majority of its loans on a servicing-released basis.  Generally, the level of loan sale activity and, therefore, its contribution to the Bank’s profitability depends on maintaining a sufficient volume of loan originations.  Changes in the level of interest rates and the local economy affect the number of loans originated by PBM and, thus, the amount of loan sales, net interest income and loan fees earned.  Originations of loans during fiscal 2008, 2007 and 2006 were $514.9 million, $1.31 billion and $1.53 billion, respectively.  PBM originated $119.3 million, $205.6 million and $326.9 million in fiscal 2008, 2007 and 2006, respectively, of loans held for investment.  The decline in loan originations in fiscal 2008 was primarily due to the adverse conditions in the real estate market.

Loan Solicitation and Processing.  The Bank’s mortgage banking operations consist of both wholesale and retail loan originations.  The Bank’s wholesale loan production utilizes a network of approximately 1,087 loan brokers approved by the Bank who originate and submit loans at a markup over the Bank’s daily published price.  Wholesale loans originated for sale in fiscal 2008, 2007 and 2006 were $260.1 million, $816.9 million and $840.5 million, respectively.  Due to uncertainty in the mortgage market, PBM closed its wholesale office in San Diego, California in November 2007, while maintaining regional wholesale lending offices in Pleasanton and Rancho Cucamonga, California.

PBM’s retail loan production utilizes loan officers, underwriters and processors.  PBM’s loan officers generate retail loan originations primarily through referrals from realtors, builders, employees and customers.  As of June 30, 2008, PBM operated stand-alone retail loan production offices in Glendora and Riverside, California.  During fiscal 2008, the Bank closed retail loan production offices in Diamond Bar, La Quinta, Temecula, Torrance and Vista, California and consolidated other facilities.  Generally, the cost of retail operations exceeds the cost of wholesale operations as a result of the additional employees needed for retail operations.  However, the revenue per mortgage for retail originations is generally higher since the origination fees are retained by the Bank.  Retail loans originated for sale in fiscal 2008, 2007 and 2006 were $135.5 million, $290.2 million and $363.6 million, respectively.  The decrease in retail loan originations during fiscal 2008 was primarily attributable to a decline in refinance transactions and the adverse conditions in the real estate market.

The Bank requires evidence of marketable title, lien position, loan-to-value, title insurance and appraisals on all properties.  The Bank also requires evidence of fire and casualty insurance on the value of improvements.  As stipulated by federal regulations, the Bank requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

Loan Commitments and Rate Locks.  The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events.  Such commitments are made with specified terms and conditions.  Interest rate locks are generally offered to prospective borrowers for up to a 60-day period.  The borrower may lock in the rate at any time from application until the time they wish to close the loan.  Occasionally, borrowers obtaining financing on new home developments are offered rate locks for up to 120 days from application.  The Bank’s outstanding commitments to originate loans to be held for sale were $23.2 million at June 30, 2008 (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).  When the Bank issues a commitment to a borrower, there is a risk to the Bank that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold.  To control the interest rate risk caused by mortgage banking activities, the Bank uses forward loan sale agreements, forward commitments to purchase MBS and over-the-counter put and call option contracts related to mortgage-backed securities.  If the Bank is unable to reasonably predict the amount of loan commitments which may not fund (fallout), the Bank may enter into “best-efforts” loan sale agreements (see “Derivative Activities” on page 14 of this Form 10-K).

Loan Origination and Other Fees.  The Bank may receive origination points and loan fees.  Origination points are a percentage of the principal amount of the mortgage loan, which is charged to a borrower for funding a loan.  The amount of points charged by the Bank ranges from 0% to 2%.  Current accounting standards require points and fees received for originating loans held for investment (net of certain loan origination costs) to be deferred and amortized into interest income over the contractual life of the loan.  Origination fees and costs for loans originated for sale are deferred until the related loans are sold.  Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income or expense at the time of prepayment or sale.  At June 30, 2008, the Bank had $5.3 million of unamortized deferred loan origination costs (net) in loans held for investment.

Loan Originations, Sales and Purchases.   The Bank’s mortgage originations include conventional loans as well as loans insured by the FHA and VA.  Except for loans originated as held for investment, loans originated through mortgage banking activities are intended for eventual sale into the secondary market.  As such, these loans must meet the origination and underwriting criteria established by the final investors.  The Bank sells a large percentage of the mortgage loans that it originates as whole loans to institutional investors.  The Bank also sells conventional whole loans to Fannie Mae, Freddie Mac, and previously to the FHLB – San Francisco through their purchase programs (see “Derivative Activities” on page 14 of this Form 10-K).

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated.

	Year Ended June 30,
	2008	2007	2006
(In Thousands)

Loans originated for sale:
Retail originations	$ 135,470	$ 296,356	$ 380,409
Wholesale originations	263,256	830,260	857,397
Total loans originated for sale (1)	398,726	1,126,616	1,237,806

Loans sold:
Servicing released	(368,925)	(1,119,330)	(1,242,093)
Servicing retained	(4,534)	(4,108)	(19,348)
Total loans sold (2)	(373,459)	(1,123,438)	(1,261,441)

Loans originated for investment:
Mortgage loans:
Single-family	115,175	204,376	330,092
Multi-family	36,950	23,633	28,868
Commercial real estate	14,993	48,558	32,630
Construction	13,157	14,328	104,923
Commercial business loans	1,214	3,818	1,930
Consumer loans	249	7	-
Other loans	1,708	2,084	14,324
Total loans originated for investment (3)	183,446	296,804	512,767

Loans purchased for investment:
Mortgage loans:
Multi-family	96,402	119,625	93,605
Commercial real estate	1,996	-	-
Construction	400	-	14,964
Commercial business loans	-	-	900
Other loans	1,000	-	2,250
Total loans purchased for investment	99,798	119,625	111,719

Mortgage loan principal repayments	(253,059)	(379,420)	(476,228)
Real estate acquired in the settlement of loans	(28,006)	(5,902)	(411)
Increase in other items, net (4)	17,119	48,056	5,316
Net increase in loans held for investment
and loans held for sale	$ 44,565	$ 82,341	$ 129,528

(1)	Primarily comprised of PBM loans originated for sale, totaling $395.6 million, $1.11 billion and $1.20 billion, respectively.
(2)	Primarily comprised of PBM loans sold, totaling $368.3 million, $1.10 billion and $1.22 billion, respectively.
(3)	Primarily comprised of PBM loans originated for investment, totaling $119.3 million, $205.6 million and $326.9 million, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs and allowance for loan losses.

Mortgage loans sold to institutional investors generally are sold without recourse other than standard representations and warranties.  Most mortgage loans sold to Fannie Mae and Freddie Mac are sold on a non-recourse basis and foreclosure losses are generally the responsibility of the purchaser and not the Bank, except in the case of FHA and

VA loans used to form Government National Mortgage Association (“GNMA”) pools, which are subject to limitations on the FHA’s and VA’s loan guarantees.

Loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program also have a recourse provision.  The FHLB – San Francisco absorbs the first four basis points of loss, and a credit scoring process is used to calculate the recourse amount to the Bank.  All losses above this calculated recourse amount are the responsibility of the FHLB – San Francisco in addition to the first four basis points of loss.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  As of June 30, 2008, the Bank serviced $150.9 million of loans under this program and has established a recourse reserve of $166,000.  To date, no losses have been experienced.  FHLB – San Francisco discontinued the MPF program on October 6, 2006.

Occasionally, the Bank is required to repurchase loans sold to Fannie Mae, Freddie Mac or institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 30 days past due within 120 days of the loan funding date.  During fiscal 2008, the Bank repurchased $4.5 million of single-family mortgage loans as compared to $14.6 million in fiscal 2007 and $2.0 million in fiscal 2006.

Derivative Activities.  Mortgage banking involves the risk that a rise in interest rates will reduce the value of a mortgage before it can be sold.  This type of risk occurs when the Bank commits to an interest rate lock on a borrower’s application during the origination process and interest rates increase before the loan can be sold.  Such interest rate risk also arises when mortgages are placed in the warehouse (i.e., held for sale) without locking in an interest rate for their eventual sale in the secondary market.  The Bank seeks to control or limit the interest rate risk caused by mortgage banking activities.  The two methods used by the Bank to help reduce interest rate risk from its mortgage banking activities are forward loan sale agreements and the purchase of over-the-counter put option contracts related to mortgage-backed securities.  At various times, depending on loan origination volume and management’s assessment of projected loan fallout, the Bank may reduce or increase its derivative positions.  If the Bank is unable to reasonably predict the amount of loan commitments which may not fund (fallout), the Bank may enter into “best-efforts” loan sale agreements.

Under forward loan sale agreements, usually with Fannie Mae, Freddie Mac or institutional investors, the Bank is obligated to sell certain dollar amounts of mortgage loans that meet specific underwriting and legal criteria before the expiration of the commitment period.  These terms include the maturity of the individual loans, the yield to the purchaser, the servicing spread to the Bank (if servicing is retained) and the maximum principal amount of the individual loans.  Forward loan sales protect loan sale prices from interest rate fluctuations that may occur from the time the interest rate of the loan is established to the time of its sale.  The amount of and delivery date of the forward loan sale commitments are based upon management’s estimates as to the volume of loans that will close and the length of the origination commitments.  Forward loan sales do not provide complete interest-rate protection, however, because of the possibility of fallout (i.e., the failure to fund) during the origination process.  Differences between the estimated volume and timing of loan originations and the actual volume and timing of loan originations can expose the Bank to significant losses.  If the Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Bank may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices.  Similarly, if the Bank has too many loans to deliver, the Bank must execute additional forward loan sale commitments at current market prices, which may be unfavorable to the Bank.  Generally, the Bank seeks to maintain forward loan sale agreements equal to the closed loans held for sale plus those applications that the Bank has rate locked and/or committed to close, adjusted by the projected fallout.  The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Bank.

In order to reduce the interest rate risk associated with commitments to originate loans that are in excess of forward loan sale commitments, the Bank purchases over-the-counter put or call option contracts on government sponsored enterprise mortgage-backed securities.

The activities described above are managed continually as markets change; however, there can be no assurance that the Bank will be successful in its effort to eliminate the risk of interest rate fluctuations between the time origination commitments are issued and the ultimate sale of the loan.  The Bank completes a daily analysis, which reports the

Bank’s interest rate risk position with respect to its loan origination and sale activities.  The Bank’s interest rate risk management activities are conducted in accordance with a written policy that has been approved by the Bank’s Board of Directors which covers objectives, functions, instruments to be used, monitoring and internal controls.  The Bank does not enter into option positions for trading or speculative purposes and does not enter into option contracts that could generate a financial obligation beyond the initial premium paid.  The Bank does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

At June 30, 2008, the Bank had no forward commitments to purchase MBS, put option contracts or call option contracts outstanding.  The Bank has employed a “best-efforts” forward loan sale commitments strategy since March 2008. At June 30, 2008, the Bank had outstanding “best-efforts” commitments to sell loans of $51.7 million and commitments to originate loans to be held for sale of $23.2 million (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).  Additionally, as of June 30, 2008, the Bank’s loans held for sale were $28.5 million, which are also covered by the “best-efforts” commitments to sell loans described above.  For fiscal 2008, the Bank had a net loss of $317,000 attributable to the underlying derivative financial instruments used to mitigate the interest rate risk of its mortgage banking activities.

Loan Servicing

The Bank receives fees from a variety of institutional investors in return for performing the traditional services of collecting individual loan payments.  At June 30, 2008, the Bank was servicing $181.0 million of loans for others, a decline from $205.8 million at June 30, 2007.  The decrease was primarily attributable to loan prepayments, which were larger than new loans sold on a servicing-retained basis.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees.  The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase).  In estimating fair values at June 30, 2008 and 2007, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 8.58% and 3.53%, respectively, and a weighted-average discount rate of 9.00% and 9.00%, respectively.  At June 30, 2008 and 2007, there were no required impairment reserves against the servicing assets.  In aggregate, servicing assets had a carrying value of $673,000 and a fair value of $1.4 million at June 30, 2008, compared to a carrying value of $991,000 and a fair value of $2.0 million at June 30, 2007.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions used to calculate the value of the underlying servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income.  Interest-only strips had a fair value of $419,000, gross unrealized gains of $286,000 and an amortized cost of $133,000 at June 30, 2008, compared to a fair value of $603,000, gross unrealized gains of $378,000 and an amortized cost of $225,000 at June 30, 2007.

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

A loan is placed on non-accrual status when its contractual payments are more than 90 days delinquent or if the loan is deemed impaired.  In addition, interest income is not recognized on any loan where management has determined that collection is not reasonably assured.  A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.

The following table sets forth delinquencies in the Bank’s loans held for investment as of the dates indicated.

	At June 30,
	2008				2007				2006
	30 – 89 Days		Non-performing		30 - 89 Days		Non-performing		30 - 89 Days		Non-performing
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
(Dollars in Thousands)
Mortgage loans:
Single-family	16	$ 6,600	64	$ 22,519	5	$ 1,431	47	$ 14,076	-	$ -	5	$ 1,320
Commercial real estate	1	766	1	572	-	-	-	-	-	-	-	-
Construction	-	-	12	6,141	-	-	23	4,981	-	-	1	1,313
Commercial business loans	-	-	2	58	1	62	3	252	-	-	-	-
Consumer loans	3	1	3	1	-	-	-	-	-	-	-	-
Other loans	-	-	2	590	-	-	1	108	-	-	-	-
Total	20	$ 7,367	84	$ 29,881	6	$ 1,493	74	$ 19,417	-	$ -	6	$ 2,633

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of specific loan loss reserves, within the meaning of Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” at the dates indicated.

	At June 30,
	2008	2007	2006	2005	2004
(Dollars In Thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 17,330	$ 13,271	$ 1,215	$ 590	$ 1,044
Commercial real estate	572	-	-	-	-
Construction	4,716	2,357	1,313	-	-
Commercial business loans	-	171	-	-	41
Other loans	575	108	-	-	-
Total	23,193	15,907	2,528	590	1,085

Accruing loans which are contractually
past due 90 days or more	-	-	-	-	-

Total of non-accrual and 90 days past
due loans	23,193	15,907	2,528	590	1,085

Real estate owned, net	9,355	3,804	-	-	-
Total non-performing assets	$ 32,548	$ 19,711	$ 2,528	$ 590	$ 1,085

Restructured loans (1)	$ 10,484	$ -	$ -	$ -	$ -

Non-accrual and 90 days or more
past due loans as a percentage of
loans held for investment, net	1.70%	1.18%	0.20%	0.05%	0.13%

Non-accrual and 90 days or more
past due loans as a percentage of
total assets	1.42%	0.96%	0.16%	0.04%	0.08%

Non-performing assets as a percentage
of total assets	1.99%	1.20%	0.16%	0.04%	0.08%

(1) Includes $1.4 million of non-performing loans at June 30, 2008.

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

During fiscal year ended June 30, 2008, 32 loans for $10.5 million were modified from their original terms, were re-underwritten at current market interest rates and were identified in our asset quality reports as restructured loans.  As of June 30, 2008, these restructured loans were classified as follows: six are classified as pass ($2.3 million); 13 are classified as special mention and remain on accrual status ($4.0 million); eight are classified as substandard and remain on accrual status ($2.8 million); and five are classified as substandard on non-accrual status ($1.4 million).

The following table shows the restructured loans by type, net of specific allowances, at June 30, 2008:

(In Thousands)	June 30, 2008
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 1,900	$ (545)	$ 1,355
Without a related allowance	9,101	-	9,101
Total single-family loans	11,001	(545)	10,456

Other loans:
Without a related allowance	28	-	28
Total other loans	28	-	28
Total restructured loans	$ 11,029	$ (545)	$ 10,484

As of June 30, 2008, total non-performing assets were $32.5 million, or 1.99% of total assets, which was primarily comprised of 52 single-family loans originated for investment ($15.4 million), 12 construction loans originated for investment ($4.7 million), 12 single-family loans repurchased from, or unable to sell to investors ($1.9 million) and 45 real estate owned properties ($9.4 million).  Compared to June 30, 2007, total non-performing assets increased $12.8 million, or 65%, primarily due to the weakness in the California real estate market and increases in interest rates on mortgages.

Foregone interest income, which would have been recorded for the fiscal year June 30, 2008 had the impaired loans been current in accordance with their original terms, amounted to $1.9 million and was not included in the results of operations for the fiscal year June 30, 2008.

Foreclosed Real Estate.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When a property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs or its market value less the cost of sale.  Subsequent declines in value are charged to operations.  At June 30, 2008, the Bank had $9.4 million in real estate owned, comprised of 30 single-family properties, one multi-family property and 14 undeveloped lots.  The 14 undeveloped lots are located in Coachella, California.

Asset Classification.  The OTS has adopted various regulations regarding the problem assets of savings institutions.  The regulations require that each institution review and classify its assets on a regular basis.  In addition, in connection with examinations of institutions, OTS examiners have the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: substandard, doubtful and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  If an asset or portion thereof is classified as loss, the institution establishes a specific loss allowance for the full amount or for the portion of the asset classified as loss.  All or a portion of general allowances for loan losses established to cover probable losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.  Assets that do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention and are monitored by the Bank.

The aggregate amounts of the Bank’s classified assets, including assets designated as special mention, were as follows at the dates indicated:

	At June 30,
	2008	2007
(Dollars In Thousands)

Special mention assets	$ 29,467	$ 13,299
Substandard assets	29,781	18,990
Total classified loans	59,248	32,289

Real estate owned, net	9,355	3,804
Total classified assets	$ 68,603	$ 36,093

Total classified assets as a percentage of total assets	4.20%	2.19%

The Bank’s classified assets increased $32.5 million, or 90%, to $68.6 million at June 30, 2008 from $36.1 million at June 30, 2007.  This increase was primarily attributable to the decline in real estate market values, increases in mortgage interest rates and a slower economy.  As of June 30, 2008, special mention assets were comprised of 33 single-family loans ($11.8 million), two construction loans ($8.1 million), six multi-family loans ($8.0 million), two commercial real estate loans ($1.4 million), one consumer loan ($20,000), one commercial business loan ($100,000) and one land loan ($28,000); substandard assets were comprised of 79 single-family loans ($23.6 million), 12 construction loans ($4.7 million), two land loans ($575,000), one commercial real estate loan ($572,000) and one multi-family loan ($367,000).  These classified assets are primarily located in Southern California.

As set forth below, assets classified as special mention and substandard as of June 30, 2008 were comprised of 143 loans totaling $59.2 million.

	Number of
	Loans	Special Mention	Substandard	Total
(Dollars In Thousands)

Mortgage loans:
Single-family	112	$ 11,772	$ 23,552	$ 35,324
Multi-family	7	8,026	367	8,393
Commercial real estate	3	1,388	572	1,960
Construction	14	8,133	4,715	12,848
Commercial business loans	3	100	-	100
Consumer loans	1	20	-	20
Other loans	3	28	575	603
Total	143	$ 29,467	$ 29,781	$ 59,248

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

The Bank’s market area continues to experience difficult economic conditions.  The Bank anticipates that delinquent loans and net charge-offs will continue to occur during the rest of calendar 2008 and well into 2009.

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

The IAR Committee meets quarterly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses.  To the extent that any of these conditions are apparent by identifiable problem credits or portfolio segments as of the evaluation date, the IAR Committee’s estimate of the effect of such conditions may be reflected as a specific allowance applicable to such credits or portfolio segments.  Where any of these conditions is not apparent by specifically identifiable problem credits or portfolio segments as of the evaluation date, the IAR Committee’s evaluation of the probable loss related to such condition is reflected in the general allowance.  The intent of the Committee is to reduce the differences between estimated and actual losses.  Pooled loan factors are adjusted to reflect current estimates of charge-offs for the subsequent 12 months.  Loss activity is reviewed for non-pooled loans and the loss factors adjusted, if necessary.   By assessing the probable estimated losses inherent in the loans held for investment on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

At June 30, 2008, the Bank had an allowance for loan losses of $19.9 million, or 1.43% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2007 of $14.8 million, or 1.09% of gross loans held for investment.  A $13.1 million provision for loan losses was recorded in fiscal 2008, compared to $5.1 million in fiscal 2007.  The Bank’s current business strategy of expanding its investment in multi-family, commercial real estate, construction and commercial business loans, as well as rising delinquencies and defaults in single-family mortgage loans, may lead to increased levels of charge-offs.  Although management believes the best information available is used to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

During the course of fiscal year 2008, the Bank implemented more conservative underwriting standards commensurate with the deteriorating real estate market conditions.  At June 30, 2008, the Bank requires verified documentation of income and assets, has limited the maximum loan-to-value to the lower of 90% of the appraised value or purchase price of the property, requires borrower paid or lender paid mortgage insurance when the loan-to-value ratio exceeds 75%, eliminated cash-out refinance programs, and limits the loan-to-value on non-owner occupied transactions to the lower of 65% of the appraised value or purchase price of the property.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.  Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations.

	Year Ended June 30,
	2008	2007	2006	2005	2004
(Dollars In Thousands)

Allowance at beginning of period	$ 14,845	$ 10,307	$ 9,215	$ 7,614	$ 7,218
Provision for loan losses	13,108	5,078	1,134	1,641	819
Recoveries:
Mortgage Loans:
Single-family	188	-	-	-	-
Construction	32	-	-	-	-
Consumer loans	3	1	2	2	1
Total recoveries	223	1	2	2	1

Charge-offs:
Mortgage loans:
Single-family	(6,028)	(535)	-	-	-
Multi-family	(335)	-	-	-	-
Construction	(1,911)	-	-	-	-
Commercial business loans	-	-	(41)	(32)	(415)
Consumer loans	(4)	(6)	(3)	(10)	(9)
Total charge-offs	(8,278)	(541)	(44)	(42)	(424)

Net charge-offs	(8,055)	(540)	(42)	(40)	(423)
Allowance at end of period	$ 19,898	$ 14,845	$ 10,307	$ 9,215	$ 7,614

Allowance for loan losses as a percentage of
gross loans held for investment	1.43%	1.09%	0.81%	0.81%	0.87%

Net charge-offs as a percentage of average
loans receivable, net, during the period	0.58%	0.04%	-	-	0.05%

Allowance for loan losses as a percentage of
non-performing loans at the end of the period	85.79%	93.32%	407.71%	1,561.86%	701.75%

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

	At June 30,
	2008		2007		2006		2005		2004
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
(Dollars In Thousands)

Mortgage loans:
Single-family	$8,779	58.16%	$2,893	59.72%	$2,382	61.22%	$1,924	65.63%	$1,561	65.55%
Multi-family	5,100	28.75	4,255	23.83	2,819	16.16	1,936	9.68	1,177	7.25
Commercial real estate	3,627	9.79	4,000	10.65	3,476	9.39	3,663	9.90	3,095	10.53
Construction	1,926	2.37	2,973	4.36	788	11.03	426	12.62	421	14.36
Commercial business loans	343	0.62	449	0.73	525	0.95	1,040	1.24	1,197	1.45
Consumer loans	16	0.04	14	0.04	16	0.05	16	0.06	16	0.08
Other loans	107	0.27	261	0.67	301	1.20	210	0.87	147	0.78
Total allowance for loan losses	$19,898	100.00%	$14,845	100.00%	$10,307	100.00%	$9,215	100.00%	$7,614	100.00%

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

The investment policy of the Bank, established by the Board of Directors and implemented by the Bank’s Asset-Liability Committee (“ALCO”), seeks to provide and maintain adequate liquidity, complement the Bank’s lending activities, and generate a favorable return on investments without incurring undue interest rate risk or credit risk.  Investments are made based on certain considerations, such as yield, credit quality, maturity, liquidity and marketability. The Bank also considers the effect that the proposed investment would have on the Bank’s risk-based capital requirements and interest rate risk sensitivity.

At June 30, 2008, the Bank’s investment securities portfolio was $153.1 million, which primarily consisted of federal agency and government sponsored enterprise obligations.  The Bank’s investment securities portfolio was classified as available for sale.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated.

	At June 30,
		2008			2007			2006
		Estimated			Estimated			Estimated
	Amortized	Fair		Amortized	Fair		Amortized	Fair
	Cost	Value	Percent	Cost	Value	Percent	Cost	Value	Percent
(Dollars In Thousands)

Held to maturity securities:
U.S. government sponsored enterprise debt securities	$ -	$ -	- %	$ 19,000	$ 18,836	12.50%	$ 51,028	$ 49,911	28.35%
U.S. government agency MBS (1)	-	-	-	1	1	-	3	3	-

Total held to maturity	-	-	-	19,001	18,837	12.50	51,031	49,914	28.35

Available for sale securities:
U.S. government sponsored enterprise debt securities	5,250	5,111	3.34	9,849	9,683	6.43	21,846	21,264	12.08
U.S. government agency MBS	90,960	90,938	59.39	57,555	57,539	38.18	38,143	37,365	21.22
U.S. government sponsored enterprise MBS	53,847	54,254	35.44	58,861	59,066	39.20	61,455	61,249	34.79
Private issue CMO (2)	2,275	2,225	1.45	4,627	4,641	3.08	5,557	5,412	3.07
Freddie Mac common stock	6	98	0.06	6	364	0.24	6	342	0.19
Fannie Mae common stock	1	8	0.01	1	26	0.02	1	19	0.01
Other common stock	118	468	0.31	118	523	0.35	118	507	0.29

Total available for sale	152,457	153,102	100.00	131,017	131,842	87.50	127,126	126,158	71.65

Total investment securities	$ 152,457	$ 153,102	100.00%	$ 150,018	$ 150,679	100.00%	$ 178,157	$ 176,072	100.00%

(1)	Mortgage-backed securities (“MBS”)
(2)	Collateralized mortgage obligations (“CMO”)

As of June 30, 2008, the Corporation held investments in a continuous unrealized loss position totaling $473,000, consisting of the following:

	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise debt securities:
Fannie Mae	$ 1,940	$ 60	$ -	$ -	$ 1,940	$ 60
FHLB	3,171	79	-	-	3,171	79
U.S. government agency MBS:
GNMA	47,048	269	-	-	47,048	269
U.S. government sponsored enterprise MBS:
Freddie Mac	8,770	15	-	-	8,770	15
Private issue CMO:
Other institutions	1,836	49	389	1	2,225	50
Total	$ 62,765	$ 472	$ 389	$ 1	$ 63,154	$ 473

As of June 30, 2008, the unrealized holding losses relate to a total of 15 investment securities, which consist of 11 adjustable-rate MBS (primarily U.S. government agency MBS), two adjustable-rate private issue CMO and two fixed-rate government sponsored enterprise debt obligations, ranging from a de minimus percentage to 3.1% of cost.  Of these unrealized losses in investment securities, only one has been in an unrealized position for more than 12 months.  Such unrealized holding losses are the result of fluctuations in interest rates during fiscal 2008 and are not the result of credit or principal risk.  Based on the nature of the investments, the Bank’s ability and intent to hold the investments until recovery, and other considerations discussed above, management concluded that such unrealized losses were not other than temporary as of June 30, 2008.

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2008:

	Due in		Due		Due		Due		No
	One Year		After One to		After Five to		After		Stated
	or Less		Five Years		Ten Years		Ten Years		Maturity		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale securities:
U.S. government sponsored enterprise debt securities	$ -	- %	$ -	- %	$ 5,111	4.00%	$ -	- %	$ -	- %	$ 5,111	4.00%
U.S. government agency MBS	-	-	-	-	-	-	90,938	5.09%	-	-	90,938	5.09%
U.S. government sponsored enterprise MBS	-	-	-	-	-	-	54,254	5.38%	-	-	54,254	5.38%
Private issue CMO	-	-	-	-	-	-	2,225	4.77%	-	-	2,225	4.77%
Freddie Mac common stock	-	-	-	-	-	-	-	-	98	-	98	-
Fannie Mae common stock	-	-	-	-	-	-	-	-	8	-	8	-
Other common stock	-	-	-	-	-	-	-	-	468	-	468	-
Total available for sale	-	- %	-	- %	5,111	4.00%	147,417	5.19%	574	- %	153,102	5.13%
Total investment securities	$ -	- %	$ -	- %	$ 5,111	4.00%	$ 147,417	5.19%	$ 574	- %	$ 153,102	5.13%

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

The Bank generally offers time deposits for terms not exceeding five years.  As illustrated in the following table, time deposits represented 66% of the Bank’s deposit portfolio at June 30, 2008, compared to 65% at June 30, 2007.  At June 30, 2008, the Bank has a single depositor with an aggregate balance of $100.3 million in time deposits and the Bank does not know the likelihood of renewal by the depositor.  The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts which are subject to a heightened degree of competition (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 50 of this Form 10-K).

The following table sets forth information concerning the Bank’s weighted-average interest rate of deposits at June 30, 2008.

Weighted					Percentage
Average			Minimum	Balance	of Total
Interest Rate	Term	Deposit Account Type	Amount	(In Thousands)	Deposits

		Transaction accounts:
0.00%	N/A	Checking accounts – non interest-bearing	$ -	$ 48,056	4.74%
0.63	N/A	Checking accounts – interest-bearing	-	122,065	12.05
1.61	N/A	Savings accounts	10	144,883	14.31
1.93	N/A	Money market accounts	-	33,675	3.33

		Time deposits:
3.11	12 to 36 months	Fixed-term, variable rate	1,000	1,271	0.13
0.83	30 days or less	Fixed-term, fixed rate	1,000	23	-
2.02	31 to 90 days	Fixed-term, fixed rate	1,000	4,832	0.48
1.98	91 to 180 days	Fixed-term, fixed rate	1,000	125,904	12.44
3.95	181 to 365 days	Fixed-term, fixed rate	1,000	256,043	25.29
4.91	Over 1 to 2 years	Fixed-term, fixed rate	1,000	155,850	15.39
4.98	Over 2 to 3 years	Fixed-term, fixed rate	1,000	91,129	9.00
4.13	Over 3 to 5 years	Fixed-term, fixed rate	1,000	28,607	2.83
0.40	Over 5 years	Fixed-term, fixed rate	1,000	72	0.01
2.95%				$ 1,012,410	100.00%

The following table indicates the aggregate dollar amount of the Bank’s time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2008.

Maturity Period	Amount
(In Thousands)

Three months or less	$134,559
Over three to six months	86,389
Over six to twelve months	108,355
Over twelve months	33,960
Total	$363,263

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated.

	At June 30,
	2008			2007
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
(Dollars in Thousands)

Checking accounts – non interest-bearing	$ 48,056	4.75%	$ 2,944	$ 45,112	4.51%	$ (5,379)
Checking accounts – interest-bearing	122,065	12.06	(523)	122,588	12.24	(8,677)
Savings accounts	144,883	14.31	(8,153)	153,036	15.28	(28,770)
Money market accounts	33,675	3.32	1,621	32,054	3.20	798
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	589,027	58.18	155,735	433,292	43.27	128,533
Over one to two years	59,440	5.87	(103,125)	162,565	16.23	33,824
Over two to five years	13,935	1.38	(37,448)	51,383	5.13	(39,826)
Over five years	58	0.01	58	-	-	-
Fixed-term, variable rate	1,271	0.12	(96)	1,367	0.14	(385)
Total	$ 1,012,410	100.00%	$ 11,013	$ 1,001,397	100.00%	$ 80,118

Time Deposits by Rates.  The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated.

		At June 30,
	2008	2007	2006
(In Thousands)

Below 1.00%	$ 118	$ 49	$ 151
1.00 to 1.99%	51,088	-	384
2.00 to 2.99%	155,100	8,808	31,707
3.00 to 3.99%	88,723	81,052	175,831
4.00 to 4.99%	153,575	119,862	278,574
5.00 to 5.99%	215,127	438,836	39,814
Total	$ 663,731	$ 648,607	$ 526,461

Time Deposits by Maturities.  The following table sets forth the aggregate dollar amount of time deposits at June 30, 2008 differentiated by interest rates and maturity.

		Over One	Over Two	Over Three	After
	One Year	to	to	to	Four
	or Less	Two Years	Three Years	Four Years	Years	Total
(In Thousands)

Below 1.00%	$ 47	$ 10	$ -	$ 2	$ 59	$ 118
1.00 to 1.99%	51,088	-	-	-	-	51,088
2.00 to 2.99%	146,052	8,853	195	-	-	155,100
3.00 to 3.99%	72,173	6,487	6,047	885	3,131	88,723
4.00 to 4.99%	145,562	4,144	778	1,543	1,548	153,575
5.00 to 5.99%	174,462	40,665	-	-	-	215,127

Total	$ 589,384	$ 60,159	$ 7,020	$ 2,430	$ 4,738	$ 663,731
Deposit Activity.  The following table sets forth the deposit activity of the Bank at and for the periods indicated.

	At or For the Year Ended June 30,
	2008	2007	2006
(In Thousands)

Beginning balance	$ 1,001,397	$ 921,279	$ 923,670

Net (withdrawals) deposits before interest credited	(23,563)	48,895	(24,522)
Interest credited	34,576	31,223	22,131
Net increase (decrease) in deposits	11,013	80,118	(2,391)

Ending balance	$ 1,012,410	$ 1,001,397	$ 921,279

Borrowings.  The FHLB – San Francisco functions as a central reserve bank providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB – San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate, maturity, terms and conditions.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Bank utilizes advances from the FHLB – San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk.  The FHLB – San Francisco has, from time to time, served as the Bank’s primary borrowing source.  As of June 30, 2008, the FHLB – San Francisco borrowing capacity is limited to 50% of total assets.  Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential mortgages, multi-family and commercial real estate loans.  Total mortgage loans pledged to the FHLB – San Francisco were $899.3 million at June 30, 2008 as compared to $875.2 million at June 30, 2007.  In addition, the Bank pledged investment securities totaling $26.4 million at June 30, 2008 as compared to $24.9 million at June 30, 2007 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility.  At June 30, 2008, the Bank had $479.3 million of borrowings from the FHLB – San Francisco with a weighted-average rate of 3.81%, $13.0 million was under the SBC facility.  Such borrowings mature between 2008 and 2021 with a weighted maturity of 23 months.  As of June 30, 2008 and 2007, the remaining borrowing facility was $352.7 million and $370.9 million, respectively, with remaining collateral of $439.9 million and $391.9 million, respectively.

In addition, the Bank has a borrowing arrangement in the form of a federal funds facility with its correspondent bank in the amount of $25.0 million.  As of June 30, 2008 and 2007, the Bank had no outstanding correspondent bank advances.

The following table sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:

	At or For the Year Ended June 30,
	2008	2007	2006
(Dollars In Thousands)

Balance outstanding at the end of period:
FHLB – San Francisco advances	$ 479,335	$ 502,774	$ 546,211
Correspondent bank advances	$ -	$ -	$ -

Weighted average rate at the end of period:
FHLB – San Francisco advances	3.81%	4.55%	4.53%
Correspondent bank advances	-	-	-

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$ 499,744	$ 689,443	$ 572,342
Correspondent bank advances	$ -	$ 1,000	$ -

Average short-term borrowings during the period (1)
With respect to:
FHLB – San Francisco advances	$ 188,390	$ 281,267	$ 121,950
Correspondent bank advances	$ 143	$ 168	$ 205

Weighted average short-term borrowing rate during the period (1)
With respect to:
FHLB – San Francisco advances	3.76%	4.89%	4.11%
Correspondent bank advances	5.36%	5.34%	3.46%

(1) Borrowings with a remaining term of 12 months or less.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock.  The Bank held the required investment of $30.0 million and an excess investment of $2.1 million at June 30, 2008, as compared to the required investment of $32.2 million and an excess investment of $11.7 million at June 30, 2007.  Any excess may be redeemed at par by the Bank or returned by FHLB – San Francisco.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects.  The Bank’s investment in its service corporations did not exceed these limits at June 30, 2008.

The Bank has three wholly owned subsidiaries; Provident Financial Corp (“PFC”), Profed Mortgage, Inc., and First Service Corporation.  PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment, if any.  Profed Mortgage, Inc., which formerly conducted the Bank’s mortgage banking activities, and First Service Corporation are currently inactive.  At June 30, 2008, the Bank’s investment in its subsidiaries was $305,000.

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

General

The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as its insurer of deposits.  The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the OTS to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements.  Under certain circumstances, the FDIC may also examine the Bank.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation and the Bank and their operations.  The Corporation, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the OTS.  The Corporation is also subject to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws.  See “Savings and Loan Holding Company Regulations” on page 36.

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

In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws.  For example, no savings institution may invest in non-investment grade corporate debt securities.  In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with the approval of the OTS.  Federal savings institutions are also generally authorized to branch nationwide.  The Bank is in compliance with the noted restrictions.

All savings institutions are required to pay assessments to the OTS to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries.  The Bank’s annual OTS assessment for the fiscal year ended June 30, 2008 was $338,000.

Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower.  A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.  At June 30, 2008, the Bank’s limit on loans to one borrower was $19.5 million.  At June 30, 2008, the Bank’s single largest loan commitment to a single borrower was $8.5 million in the form of a condominium construction loan located in Southern California.  As of June 30, 2008, this loan is classified as special mention since the primary source of loan repayment is the sale of the 65 condominiums, which has been delayed given the current real estate market conditions.  The Bank also monitors multiple loans to a single borrower and/or guarantor.  At June 30, 2008, one such borrower had a total of $7.5 million of loans outstanding, primarily commercial real estate loans, all of which are performing according to their original terms.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB – San Francisco, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  At June 30, 2008, the Bank had $479.3 million of outstanding advances from the FHLB – San Francisco under an available credit facility of $837.1 million, based on 50% of total assets, which is limited to available collateral.  See “Business – Deposit Activities and Other Sources of Funds – Borrowings” on page 29.

As a member, the Bank is required to purchase and maintain stock in the FHLB – San Francisco.  At June 30, 2008, the Bank had $32.1 million in FHLB – San Francisco stock, which was in compliance with this requirement.  In past years, the Bank has received substantial dividends on its FHLB – San Francisco stock.  The average dividend yield for fiscal 2008, 2007 and 2006 was 5.65%, 5.35% and 4.78%, respectively.  There is no guarantee that the FHLB – San Francisco will maintain its dividend at these levels.

Under federal law, the FHLB is required to provide funds for the resolution of troubled savings institutions and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects.  These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.  These contributions also could have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

Insurance of Accounts and Regulation by the FDIC.  The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC.  The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, which was enacted in 2006 (“Reform Act”).  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.

Risk Category I, which contains those depository institutions that pose the smallest risk, is expected to include more than 90% of all institutions.  Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for those that pose the highest risk (Risk Category IV).  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.  No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted.   The Bank’s one-time credit was $695,000 and was exhausted in the quarter ended March 31, 2008.  The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  For the quarter ended March 31, 2008, which is the most recent information available, this payment was established at 1.12 basis points (annualized) of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the DIF ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%.  The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2008.

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

Prompt Corrective Action.  The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, an institution is considered to be “undercapitalized” if it has a core capital ratio of less than 4.0% (3.0% or less for institutions with the highest examination rating), a ratio of total capital to risk-weighted assets of less than 8.0%, or a ratio of Tier 1 capital to risk-weighted assets of less than 4.0%.  An institution that has a core capital ratio that is less than 3.0%, a total risk-based capital ratio less than 6.0%, and a Tier 1 risk-based capital ratio of less than 3.0% is considered to be “significantly undercapitalized” and an institution that has a tangible capital ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized.” OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2008, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the OTS.

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

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter.  Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of June 30, 2008, the Bank maintained 83.65% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Capital Requirements. The OTS’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% core capital ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed above also establish, in effect, a minimum ratio of 2% tangible capital, 4% core capital (3% for institutions receiving the highest rating on the CAMELS system), 8% risk-based capital, and 4% Tier 1 risk-based capital.  The OTS regulations also require that, in meeting the tangible, core and risk-based capital ratios, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2008, the Bank met each of these capital requirements.  For additional information, including the capital levels of the Bank, see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Transactions with Affiliates. The Bank’s authority to engage in transactions with “affiliates” is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W.  The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. The Corporation and its non-savings institution subsidiaries would be affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital.  Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.  Federally insured savings institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower.  In addition, these institutions are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

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

Regulatory and Criminal Enforcement Provisions.  The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases.  The FDIC has the authority to recommend to the Director of the OTS that an enforcement action be taken with respect to a particular savings institution.  If the Director does not take action, the FDIC has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

Environmental Issues Associated with Real Estate Lending.  The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a federal statute, generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste.  However, Congress acted to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

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

Activities Restrictions.  The GLBA provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below.  The GLBA also specifies, subject to a grandfather provision, that existing savings and loan holding companies may only engage in such activities.  The Corporation qualifies for the grandfathering and is therefore not restricted in terms of its activities.  Upon any non-supervisory acquisition by the company of another savings association as a separate subsidiary, the Corporation would become a multiple savings and loan holding company and would be limited to those activities permitted multiple savings and loan holding companies by OTS regulation.  OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies, including lending, trust services, insurance activities and underwriting, investment banking and real estate investments.

If the Bank fails the OTL test, the Corporation must, within one year of that failure, register as, and will become subject to the restrictions applicable to bank holding companies.  See “Federal Regulation of Savings Institutions – Qualified Thrift Lender Test” on page 33 of this Form 10-K.

Mergers and Acquisitions.  The Corporation must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets.  In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospectus of the Corporation and the target institution, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and the needs of the community and competitive factors.

The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions; (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the states of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

Tax Bad Debt Reserves.  As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995.  Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method.  Instead, the Bank will be permitted to deduct as bad debt expense its specific charge-offs during the taxable year.  In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post 1987 additions to their bad debt tax reserves.  As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves.  As of June 30, 2008, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million.  Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below.

Distributions.  To the extent that the Bank makes “non-dividend distributions” to the Corporation that are considered as made from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve.  Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank.  The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes).  See “Limitation on Capital Distributions” on page 34 of this Form 10-K for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.  During fiscal 2008, the Bank declared and paid cash dividends to the Corporation of $12.0 million while the Corporation declared and paid cash dividends to the shareholders of $4.0 million.

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

Non-Qualified Compensation Tax Benefits.  During fiscal 2008, 750 shares of common stock under the Management Recognition Plan (“MRP”) were distributed to non-employee members of the Corporation’s Board of Directors in accordance with previous awards and consistent with the vesting schedule.  There were no options to purchase shares of the Corporation’s common stock exercised as non-qualified stock options during fiscal 2008.  A $4,000 federal tax benefit from the non-qualified compensation was realized in fiscal 2008.

Other Matters.   The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  The Corporation is currently undergoing a regular review by the Internal Revenue Service for fiscal 2006 and 2007, and as part of that review, a tax adjustment of $348,000 was recorded in fiscal 2008 tax expense for a disallowed tax deduction related to the sale of the commercial building sold in 2006.  Management has not been made aware of any other significant issues at this time.

State Taxation

California.  The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank).  At June 30, 2008, the Corporation’s net state tax rate was 7.9%.  Bad debt deductions are available in computing California franchise taxes using the specific charge-off method.  The Bank and its California subsidiaries file California franchise tax returns on a combined basis.  The Corporation will be treated as a general corporation subject to the general corporate tax rate.  A $2,000 state tax benefit from the non-qualified compensation was realized in fiscal 2008, as described under the Federal Taxation section.

Delaware.  As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.  The Corporation paid the annual franchise tax of $107,000 in fiscal 2008.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

		Position
Name	Age (1)	Corporation	Bank
Craig G. Blunden	60	Chairman, President and	Chairman, President and
		Chief Executive Officer	Chief Executive Officer

Richard L. Gale	57	-	Senior Vice President
			Provident Bank Mortgage

Kathryn R. Gonzales	50	-	Senior Vice President
			Retail Banking

Lilian Salter	53	-	Senior Vice President
			Chief Information Officer

Donavon P. Ternes	48	Chief Operating Officer	Executive Vice President
		Chief Financial Officer	Chief Operating Officer
		Corporate Secretary	Chief Financial Officer
			Corporate Secretary

David S. Weiant	49	-	Senior Vice President
			Chief Lending Officer

(1)	As of June 30, 2008.

Biographical Information

Set forth below is certain information regarding the executive officers of the Corporation and the Bank.  There are no family relationships among or between the executive officers.

Craig G. Blunden has been associated with the Bank since 1974 and has held his current positions at the Bank since 1991 and as President and Chief Executive Officer of the Corporation since its formation in 1996.  Mr. Blunden also serves on the City of Riverside Council of Economic Development Advisors and is Immediate Past Chairman of the Board of the Greater Riverside Chamber of Commerce.

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

Donavon P. Ternes joined the Bank as Senior Vice President and Chief Financial Officer on November 1, 2000 and was appointed Secretary of the Corporation and the Bank in April 2003.  Effective January 1, 2008, Mr. Ternes was appointed Executive Vice President and Chief Operating Officer, while continuing to serve as the Chief Financial

Officer and Corporate Secretary of the Bank and the Corporation.    Prior to joining the Bank, Mr. Ternes was the President, Chief Executive Officer, Chief Financial Officer and Director of Mission Savings and Loan Association, located in Riverside, California holding those positions for over 11 years.

David S. Weiant joined the Bank as Senior Vice President and Chief Lending Officer on June 29, 2007.  Prior to joining the Bank, Mr. Weiant was a Senior Vice President of Professional Business Bank (June 2006 to June 2007) where he was responsible for commercial lending in the Los Angeles and Inland Empire regions of Southern California.  Prior to that, Mr. Weiant was Executive Vice President and Regional Manager of Southwest Community Bank (April 2005 to June 2006), Senior Vice President and Regional Manager of Vineyard Bank (2004 – 2005) and Executive Vice President and Branch Administrator of Business Bank of California (2000 – 2004).  Mr. Weiant has more than 25 years of experience with financial institutions including the last 11 years in senior management.

Item 1A.  Risk Factors

We assume and manage a certain degree of risk in order to conduct our business.  In addition to the risk factors described below, other risks and uncertainties not specifically mentioned, or that are currently known to, or deemed by, management to be immaterial also may materially and adversely affect our financial position, results of operation and/or cash flows.  Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this Form 10-K.  If any of the circumstances described in the following risk factors actually occur to a significant degree, the value of our common stock could decline, and you could lose all or part of your investment.

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

a) Changes in economic conditions, particularly a further economic slowdown in Southern California and Inland Empire could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008.  Further deterioration in economic conditions and real estate markets, in particular within our primary market area in Southern California, could result in the following consequences, among others, any of which could hurt our business materially:

•	loan delinquencies may increase;
•	problem assets and foreclosures may increase;
•	demand for our products and services may decline; and
•	collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing capacity and reducing the value of assets and collateral securing our loans.

b)  Downturns in the real estate markets in our primary market area could hurt our business.

Our business activities and credit exposure are primarily concentrated in Southern California and the Inland Empire in particular.  Our construction and land loan portfolios, our commercial and multi-family loan portfolios and a certain number of our other loans have been affected by the downturn in the residential real estate market.  We anticipate that further declines in the real estate markets in our primary market area will hurt our business.  As of June 30, 2008, substantially all of our loan portfolio consisted of loans secured by real estate located in Southern California.  If real estate values continue to decline the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

c)  We may suffer losses in our loan portfolio despite our underwriting practices.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.   Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

Our loan portfolio is concentrated in loans with a higher risk of loss.

We originate construction and land loans, commercial real estate and multi-family mortgage loans, commercial business loans, consumer loans, and single-family loans primarily within our market areas.  Generally, these types of loans, other than the single-family loans, have a higher risk of loss.  We had approximately $573.9 million outstanding in these types of higher risk loans at June 30, 2008, an increase of $41.2 million, or 8%, from $532.7 million at June 30, 2007.  These loans have greater credit risk than single-family loans for a number of reasons, including those described below:

Construction and Land loans.  This type of lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project where the value is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest.  At June 30, 2008, we had $36.6 million or 2.6% of total loans in construction (gross of undisbursed loan funds) and land loans.

Commercial Real Estate and Multi-Family loans.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial real estate and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate.  In addition, many of our commercial real estate and multi-family loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  At June 30, 2008, we had $535.9 million or 38.5% of loans held for investment in commercial real estate and multi-family mortgage loans.

Commercial Business loans.  Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At June 30, 2008, we had $8.6 million or 0.6% of total in commercial business loans.

We are also subject to credit risks in connection with our single-family lending practices.

We are subject to credit risk in connection with our loans held for investment, loans available for sale, receivable from sale of loans, investment securities and in connection with mortgage banking activities, particularly in the sale of loans (counter-party risk).

A substantial majority of our single-family mortgage loans held for investment are adjustable rate loans.  Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default.  Multi-family and commercial real estate loans bear higher credit risk as compared to single-family mortgage loans.  These loans are typically secured by properties that are generally greater in amount, more difficult to evaluate and monitor and are susceptible to default as a result of changes in general economic conditions and, therefore, involve a greater degree of risk than single-family mortgage loans.  Since payments on loans secured by multi-family and commercial real estate are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy.  As with single-family mortgage loans, a substantial majority of our multi-family and commercial real estate loans are adjustable rate, and thus are subject to higher payments by the borrower when prevailing market interest rates rise.  Our single-family, multi-family and commercial real estate loans are primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego Counties.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantially increased oil prices, other commodity prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008.  Many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction and land loans, single-family loans, multi-family loans, commercial loans and consumer loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multi-family and other commercial loans and home mortgages have declined and may continue to decline. Bank and holding company stock prices have been negatively affected, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations.  In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders.  Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

We may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

For the fiscal year June 30, 2008 we recorded a provision for loan losses of $12.1 million compared to $5.1 million  for the fiscal year June 30, 2007, which reduced our results of operations for fiscal 2008.  We also recorded net loan charge-offs of $8.1 million for the fiscal year ended June 30, 2008 compared to $540,000 for the fiscal year ended June 30, 2007.  We are experiencing increasing loan delinquencies and credit losses.  Generally, our non-performing loans and assets reflect financial difficulties of individual borrowers resulting from weakness in the Southern California economy.  In addition, slowing sales have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies.  At June 30, 2008 our total non-performing loans had increased to $23.2 million compared to $15.9 million at June 30, 2007.  In that regard, our portfolio is concentrated in multi-family and commercial real estate loans and to a lesser degree in construction, commercial business and land loans, all of which are generally perceived to have a higher risk of loss than residential mortgage loans.   While construction (gross of undisbursed loan funds) and land loans represented 2.6% of our total loans held for investment at June 30, 2008 they represented 22.8% of our non-performing loans at that date.

Our non-traditional single-family loans include interest-only loans, negative amortization and more than 30-year amortization loans, stated-income loans, low FICO score loans, and may bear higher credit risk.  As of June 30, 2008, these loans totaled $707.6 million, comprising 88% of total single-family mortgage loans held for investment and 52% of total loans held for investment.  In the case of interest-only loans a borrower's monthly payment is subject to change in the future when the loan converts to a fully-amortizing status.  Since the borrower’s monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, there is no assurance that the borrower will be able to afford the increased monthly payment.  In the case of stated income loans a borrower may misrepresent his income or source of income (which we have not verified) in order to obtain the loan.  The borrower may not have sufficient income to qualify for the loan amount and may not be able to make the monthly loan payment.  In the case of more than 30-year amortization loans the term of the loan requires many more monthly payments from the borrower (ultimately increasing the cost of the home) and subjects the loan to more interest rate cycles, economic cycles and employment cycles which increases the possibility that the borrower is negatively impacted by one of these cycles and is no longer willing or able to meet his monthly payment obligations.  We have recently seen a rise in delinquencies in our non-traditional loans held for investment.  As of June 30, 2008, 2.24% of such loans, totaling $15.9 million, were in non-accrual status, compared to 1.64% of such loans, totaling $12.0 million, in non-accrual status as of June 30, 2007.

 If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses.  Moreover, if a recession occurs we expect that it would negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or with terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We rely on customer deposits, advances from the FHLB – San Francisco and other borrowings to fund our operations.  Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB – San Francisco or market conditions were to change. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our profitability would be adversely affected.

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

Like other financial institutions, we are subject to interest rate risk.  Our primary source of income is net interest income, which is the difference between interest earned on loans and investment securities and the interest paid on interest-bearing deposits and borrowings.  We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other.  Over any period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa.  In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period.  In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected.  In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates.  Changes in levels of market interest rates could materially adversely affect our net interest margin, asset quality, origination volume and overall profitability.

We manage our assets and liabilities in order to achieve long-term profitability while limiting our exposure to the fluctuation of interest rates.  We anticipate periodic imbalances in the interest rate sensitivity of our assets and liabilities and the relationship of various interest rates to each other.  At any reporting period, we may have earning assets which are more sensitive to changes in interest rates than interest-bearing liabilities, or vice versa.  The fluctuation of market interest rates can materially affect our net interest spread, interest margin, loan originations, deposit volumes and overall profitability.  Additionally, there is a risk attributable to calculation methods (modeling risks) and assumptions used in the model to calculate our interest rate risk exposure, including loan prepayment and forward interest rate assumptions.

Our mortgage banking business is subject to additional interest rate risk.  For instance, rising interest rates may lower the loan origination volume thereby reducing the gain on sale of loans.  Additionally, since the loan origination volume is hedged against interest rate fluctuations with forward loan sale commitments and put option contracts or other derivative financial instruments, rising or falling interest rates may alter the actual loan origination volume such that the hedges are insufficient to protect our profitability margins.  Also, we cannot be assured that the value of the instruments we use to hedge our loan origination volume will react to the interest rate fluctuations in the same manner as the value of the loan origination commitments.  The inconsistencies may also significantly impact profitability.

For further information on our interest rate risks, see the discussion included in “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” on page 65 of this Form 10-K.

Secondary mortgage market conditions could have a material adverse impact on our financial condition and earnings.

In addition to being affected by interest rates, the secondary mortgage markets are also currently experiencing unprecedented disruptions resulting from reduced investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities.  These conditions may continue or even worsen in the future.  In light of current conditions, there is a higher risk to retaining a larger portion of mortgage loans than we would in other environments until they are sold to investors.  While our capital and liquidity positions are currently strong and we believe we have sufficient capacity to hold additional mortgage loans until investor demand improves and yield requirements moderate, our capacity to retain mortgage loans is limited.  As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes and could have a material adverse impact on our future earnings and financial condition.

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

Technological developments have allowed competitors including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost efficiencies necessary to compete in our industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

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

We are subject to extensive federal and state regulation and supervision, primarily through the Bank and certain non-bank subsidiaries.  Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among others.  Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.  For further information, see “Item 1. Business - REGULATION” on page 31 of this Form 10-K.

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

We rely on third-party service providers for much of our communications, information, operating and financial control systems technology. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot be certain that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality, as found in our existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have an adverse effect on our business.

Terrorist activities could cause reductions in investor confidence and substantial volatility in real estate and securities markets.

It is impossible to predict the extent to which terrorist activities may occur in the United States or other regions, or their effect on a particular security issue. It is also uncertain what effects any past or future terrorist activities and/or any consequent actions on the part of the United States government and others will have on the United States and world financial markets, local, regional and national economies, and real estate markets across the United States. Among other things, reduced investor confidence could result in substantial volatility in securities markets, a decline in general economic conditions and real estate related investments and an increase in loan defaults. Such unexpected losses and events could materially affect our results of operations.

We rely on dividends from subsidiaries for most of our revenue.

Provident Financial Holdings, Inc is a separate and distinct legal entity from its subsidiaries.  We receive substantially all of our revenue from dividends from our subsidiaries.  These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us.  Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  Additionally, the Bank may experience periods of deteriorating earnings and cannot pay dividends to the Corporation.  In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay obligations or pay dividends on our common stock.  The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations.

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

In connection with the enactment of the Sarbanes-Oxley Act of 2002 and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  This requires us to prepare an annual management report on our internal control over financial reporting, including management’s assessment of the effectiveness of internal control over financial reporting.  If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

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

Since our geographic concentration is in Southern California, we are subject to earthquakes and other natural disasters. A major earthquake or other natural disaster may disrupt our business operations for an indefinite period of time and could result in material losses, although we have not experienced any losses in the past six years as a result of earthquake damage or other natural disaster.  In addition to possibly sustaining damage to our own property, a substantial number of our borrowers would likely incur property damage to the collateral securing their loans.  Although we are in an earthquake prone area, we and other lenders in the market area may not require earthquake insurance as a condition of making a loan. Additionally, if the collateralized properties are only damaged and not destroyed to the point of total insurable loss, borrowers may suffer sustained job interruption or job loss, which may materially impair their ability to meet the terms of their loan obligations.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.  Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or if terms will be acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties

At June 30, 2008, the net book value of the Bank’s property (including land and buildings) and its furniture, fixtures and equipment was $6.5 million.  The Bank’s home office is located in Riverside, California.  Including the home office, the Bank has 13 retail banking offices, 12 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley, Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe. One office is located in Redlands, San Bernardino County, California.  The Bank owns eight of the retail banking offices and five are leased.  The leases expire from 2009 to 2013.  A new retail banking office in Moreno Valley (on Perris Boulevard) is expected to be opened in September 2008 with a lease expiration of 2013.  The Bank also leases four stand-alone loan production offices, which are located in Glendora, Pleasanton, Rancho Cucamonga and Riverside, California.  The leases expire from 2008 to 2009.

Item 3.  Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues in the ordinary course of and incident to the Bank’s business.  The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition, operations and cash flows of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol PROV.  The following table provides the high and low stock prices for PROV during the last two fiscal years.  As of June 30, 2008, there were approximately 338 stockholders of record.

	First	Second	Third	Fourth
	(Ended September 30)	(Ended December 31)	(Ended March 31)	(Ended June 30)

2008 Quarters:
High	$ 24.99	$ 25.17	$ 18.40	$ 16.65
Low	$ 17.51	$ 16.03	$ 12.00	$ 9.44

2007 Quarters:
High	$ 31.42	$ 32.80	$ 30.50	$ 27.77
Low	$ 29.01	$ 28.81	$ 26.80	$ 23.33

The Corporation adopted a quarterly cash dividend policy on July 24, 2002.  Quarterly dividends of $0.18, $0.18, $0.18 and $0.10 per share were paid for the quarters ended September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008, respectively.  By comparison, quarterly dividends of $0.15, $0.18, $0.18 and $0.18 per share were paid for the quarters ended September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively.  Future declarations or payments of dividends will be subject to the approval of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  See “Item 1. Business – Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” on page 34 of this Form 10-K.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

The Corporation repurchases its common stock consistent with Board approved stock repurchase plans.  On June 26, 2008, the Corporation announced a new stock repurchase program to repurchase up to five percent of its common stock (approximately 310,385 shares).  The new program is the result of the expiration of the June 2007 stock repurchase program.  During fiscal 2008, a total of 187,081 shares were purchased under the June 2007 stock repurchase program at an average cost of $21.78 per share.  The Corporation also repurchased 995 shares of restricted stock from employees in lieu of distribution (to satisfy the minimum income tax required to be withheld from employees) at an average price of $22.21 per share.

The table below sets forth information regarding the Corporation’s purchases of its common stock during the fourth quarter of fiscal 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2008 – April 30, 2008	-	$ -	-	131,766
May 1, 2008 – May 31, 2008	-	-	-	131,766
June 1, 2008 – June 30, 2008	-	-	-	310,385	(1)
Total	-	$ -	-	310,385

(1)
On  June 25, 2008, the June 2007 stock repurchase program and the authorization to purchase shares through the program expired.  On June 26, 2008, the Corporation announced a new stock repurchase plan to repurchase up to 310,385 shares, which expires on June 26, 2009.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return on the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index.  Total return assumes the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURNS *

	6/30/03	6/30/04	6/30/05	6/30/06	6/30/07	6/30/08
PROV	$100.00	$122.57	$148.54	$161.86	$138.25	$54.22
NASDAQ Stock Index	$100.00	$126.94	$126.79	$134.57	$164.61	$149.14
NASDAQ Bank Index	$100.00	$107.52	$122.97	$128.31	$172.57	$126.25

* Assumes that the value of the investment in the Corporation’s common stock and each index was $100 on June 30, 2003 and that all dividends were reinvested.

Item 6.  Selected Financial Data

The information contained under the heading “Financial Highlights” in the Corporation’s Annual Report to Shareholders filed as Exhibit 13 to this report on Form 10-K is incorporated herein by reference.

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

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-K contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.  You should not place undue reliance on these statements, as they are subject to risks and uncertainties.  When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations by the Office of Thrift Supervision and of our bank subsidiary by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Corporation’s reports filed with the SEC.

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

Allowance for loan losses involves significant judgment and assumptions by management, which have a material impact on the carrying value of net loans.  Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  The allowance has two components: a formula allowance for groups of homogeneous loans and a specific valuation allowance for identified problem loans.  Each of these components is based upon estimates that can change over time.  The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future.  The history is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.  For further details, see

“Comparison of Operating Results for the Years Ended June 30, 2008 and 2007 - Provision for Loan Losses” on page 56 and page 60 of this Form 10-K.   See also Item 1. “Business – Delinquencies and Classified Assets – Allowance for Loan Losses” beginning on page 15.

Interest is not accrued on any loan when its contractual payments are more than 90 days delinquent or if the loan is deemed impaired.  In addition, interest is not recognized on any loan where management has determined that collection is not reasonably assured.  A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.

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

Management accounts for income taxes by estimating future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws.  These differences result in deferred tax assets and liabilities, which are included in our Consolidated Statements of Financial Condition.  Our judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.  Therefore, management considers its accounting for income taxes a critical accounting policy.

Executive Summary and Operating Strategy

Provident Savings Bank, F.S.B. established in 1956 is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California.  The Bank conducts its business operations as Provident Bank, Provident Bank Mortgage, a division of the Bank, and through its subsidiary, Provident Financial Corp.  The business activities of the Corporation, primarily through the Bank and its subsidiary, consist of community banking, mortgage banking, and to a lessor degree, investment services and trustee services on behalf of the Bank.

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, and wire transfer fees, among others.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  During the next three years the Corporation intends to improve the community banking business by moderately growing total assets; by decreasing the percentage of investment securities to total assets and increasing the percentage of loans held for investment to total assets; by decreasing the concentration of single-family mortgage loans within loans held for investment; and by increasing the concentration of higher yielding multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”).  In addition, over time, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.

Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences.  The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process.  The Corporation will continue to restructure its operations in response to the rapidly changing mortgage banking environment.  Changes may include a different product mix, further tightening of underwriting standards, a further reduction in its operating expenses or a combination of these and other changes.

Investment services operations primarily consist of selling alternative investment products such as annuities and mutual funds to our depositors.  Provident Financial Corp performs trustee services for the Bank’s real estate secured loan transactions and has in the past held, and may in the future hold, real estate for investment.  Investment services and trustee services contribute a very small percentage of gross revenue.

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, changes in regulation and changes in the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.

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

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at June 30, 2008 and the effect such obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
	1 Year	Over 1 to	Over 3 to	Over
(In Thousands)	or Less	3 Years	5 Years	5 Years	Total
Operating obligations	$ 973	$ 1,346	$ 811	$ 706	$ 3,836
Time deposits	602,588	68,822	7,455	59	678,924
FHLB – San Francisco advances	157,482	259,540	88,715	12,588	518,325
FHLB – San Francisco letter of credit	2,000	-	-	-	2,000
Total	$ 763,043	$ 329,708	$ 96,981	$ 13,353	$ 1,203,085

The expected obligations for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on their respective contractual terms.

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, forward loan sale agreements to third parties and commitments to purchase investment securities. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition included in Item 8 of this Form 10-K.  The Corporation’s exposure to credit loss, in the event of non-performance by the other party to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.  As of June 30, 2008 and 2007, these commitments were $29.4 million and $44.5 million, respectively.

Comparison of Financial Condition at June 30, 2008 and June 30, 2007

Total assets decreased $16.5 million, or 1%, to $1.63 billion at June 30, 2008 from $1.65 billion at June 30, 2007.  The decrease was primarily a result of a decrease in the receivable from sale of loans, partly offset by an increase in loans held for sale.

Total investment securities increased $2.3 million, or 2%, to $153.1 million at June 30, 2008 from $150.8 million at June 30, 2007.  A total of $78.9 million of investment securities were purchased in fiscal 2008, while $29.0 million of investment securities matured or were called by the issuers and $47.5 million of principal payments were received on mortgage-backed securities.  The principal reduction of mortgage-backed securities was primarily attributable to mortgage prepayments and the scheduled principal payments of the underlying mortgage loans.

Loans held for investment increased $17.4 million, or 1%, to $1.37 billion at June 30, 2008 from $1.35 billion at June 30, 2007.  This increase was primarily a result of originating and purchasing $283.2 million of loans held for investment, which was partly offset by $253.1 million of loan prepayments.

The table below describes the geographic dispersion of real estate secured loans held for investment at June 30, 2008, as a percentage of the total dollar amount outstanding:

Loan Category	Inland Empire	Southern California (1)	Other California	Other States	Total
Single-family	30%	54%	14%	2%	100%
Multi-family	9%	71%	18%	2%	100%
Commercial real estate	46%	48%	5%	1%	100%
Construction	61%	39%	-	-	100%
Other	100%	-	-	-	100%
Total	27%	58%	14%	1%	100%

(1) Other than the Inland Empire.

During fiscal 2008, the Bank originated $582.2 million in new loans, primarily through PBM, and purchased $99.8 million from other financial institutions, primarily in multi-family loans.  A total of $373.5 million of loans were sold during fiscal 2008.  PBM loan production was sold primarily on a servicing released basis.  The total loan origination volume was lower than last year, due primarily to higher interest rates, more stringent underwriting standards, the general decline in real estate values and a more competitive environment.

The outstanding balance of loans held for sale increased to $28.5 million at June 30, 2008 from $1.3 million at June 30, 2007.  The increase was due primarily to an increased use of “best-efforts” loan sale commitments in comparison to firm commitments used in prior periods.  The Bank changed its strategy to “best-efforts” commitments because it is very difficult in the current environment to accurately forecast the fallout ratio of loan commitments extended to borrowers.  An inaccurate fallout ratio forecast while using firm commitments can be very costly since the Bank could experience unexpected non-delivery fees.

There was no receivable from sale of loans at June 30, 2008, compared to $60.5 million at June 30, 2007.  The change was due to the implementation of a “best-efforts” loan sale strategy.  Using the “best-efforts” loan sale strategy delays the recognition of income until the loans committed for sale are settled by the investor.

Total real estate owned was $9.4 million at June 30, 2008, up 147% from $3.8 million at June 30, 2007.  As of June 30, 2008, real estate owned was comprised of 45 properties, primarily single-family residences and single-family undeveloped lots located in Southern California.  This compares to 10 real estate owned properties at June 30, 2007, primarily single-family residences located in Southern California.  The increase in real estate owned was due primarily to more foreclosures resulting from weakness in the real estate market, stricter underwriting standards, less liquidity in the secondary market, deterioration of some borrowers’ credit capacity and other related factors.  During fiscal 2008, the Bank acquired 72 real estate owned properties in the settlement of loans and sold 37 properties.

Total deposits increased $11.0 million, or 1%, to $1.01 billion at June 30, 2008 from $1.00 billion at June 30, 2007.  Although the Bank continued its emphasis on expanding customer relationships, particularly in transaction accounts, decreases in short-term interest rates during fiscal 2008 became a catalyst for depositors to move their funds from savings accounts to time deposits to take advantage of higher yields.  Transaction accounts decreased $4.1 million, or 1%, to $348.7 million at June 30, 2008 from $352.8 million at June 30, 2007.  These accounts were primarily comprised of savings and checking accounts.  Time deposits increased $15.1 million, or 2%, to $663.7 million at June 30, 2008 from $648.6 million at June 30, 2007.

Borrowings, primarily FHLB – San Francisco advances, decreased $23.5 million, or 5%, to $479.3 million at June 30, 2008 from $502.8 million at June 30, 2007.  FHLB – San Francisco advances were primarily used to supplement the funding needs of the Bank, to the extent that the increase in deposits and the decrease in receivable from sale of loans did not meet loan funding requirements.

Total stockholders’ equity decreased $4.8 million, or 4%, to $124.0 million at June 30, 2008 from $128.8 million at June 30, 2007.  The decrease in stockholders’ equity during fiscal 2008 was primarily attributable to share repurchases and cash dividends to shareholders, partly offset by earnings in fiscal 2008, allocation of contributions to the ESOP, the exercise of stock options and the related tax benefits.  During fiscal 2008, a total of 7,500 shares of stock options were exercised with an average strike price of $9.15 per share and a $6,000 tax benefit from non-qualified equity compensation was recognized.  The Corporation repurchased 187,081 shares of common stock, or approximately 3% of its outstanding shares, at an average price of $21.78 per share, totaling $4.1 million.  The Corporation also repurchased 995 shares of restricted stock from employees in lieu of distribution (to satisfy the minimum income tax required to be withheld from employees) at an average price of $22.21 per share.  During fiscal 2008, the Corporation declared and distributed cash dividends to its shareholders of $4.0 million, or $0.64 per share.  The Corporation’s book value per share decreased to $19.97 at June 30, 2008 from $20.20 at June 30, 2007.

Comparison of Operating Results for the Years Ended June 30, 2008 and 2007

General.  The Corporation had net income of $860,000, or $0.14 per diluted share, for the fiscal year June 30, 2008, as compared to $10.5 million, or $1.57 per diluted share, for the fiscal year June 30, 2007.  The $9.6 million decrease in net income in fiscal 2008 was primarily attributable to an $8.0 million increase in the provision for loan losses and a $12.4 million decrease in non-interest income, partly offset by a $4.3 million decrease in non-interest expense.  The Corporation’s efficiency ratio increased to 65% in fiscal 2008 from 58% in the same period of fiscal 2007.  Return on average assets in fiscal 2008 decreased 56 basis points to 0.05% from 0.61% in fiscal 2007.  Return on average equity in fiscal 2008 decreased to 0.68% from 7.77% in fiscal 2007.

Net Interest Income.  Net interest income before provision for loan losses decreased $287,000, or 1%, to $41.4 million in fiscal 2008 from $41.7 million in fiscal 2007.  This decrease resulted principally from a decrease in average earning assets, partly offset by an increase in the net interest margin.  The average balance of earning assets decreased $78.9 million, or 5%, to $1.59 billion in fiscal 2008 from $1.67 billion in fiscal 2007.  The average net interest margin increased 10 basis points to 2.61% in fiscal 2008 from 2.51% in fiscal 2007.

Interest Income.  Interest income decreased $5.3 million, or 5%, to $95.7 million for fiscal 2008 from $101.0 million for fiscal 2007.  The decrease in interest income was primarily a result of decreases in the average balance and the average yield of earning assets.  The decrease in average assets was primarily attributable to the decrease in loans receivable, investment securities and FHLB – San Francisco stock.  The average yield on earning assets decreased two basis points to 6.04% in fiscal 2008 from 6.06% in fiscal 2007.  The decrease in the average yield on earning assets was the result of a decrease in the average yield of loans receivable, partly offset by increases in the average yield of investment securities and FHLB – San Francisco stock during fiscal 2008.

Loan interest income decreased $5.2 million, or 6%, to $86.3 million in fiscal 2008 from $91.5 million in fiscal 2007.  This decrease was attributable to a lower average loan balance and a lower average loan yield.  The average balance of loans outstanding, including receivable from sale of loans and loans held for sale, decreased $48.9 million, or 3%, to $1.40 billion during fiscal 2008 from $1.45 billion during fiscal 2007.  The average loan yield during fiscal 2008 decreased 15 basis points to 6.18% from 6.33% during fiscal 2007.  The decrease in the average loan yield was primarily attributable to higher non-accrual loans, which required interest income reversals.  Total non-accrual loans increased to $23.2 million at June 30, 2008 from $15.9 million at June 30, 2007.

Interest income from investment securities increased $418,000, or 6%, to $7.6 million in fiscal 2008 from $7.1 million in fiscal 2007.  This increase was primarily a result of an increase in the average yield, partly offset by a decrease in the average balance.  The average yield on the investment securities increased 80 basis points to 4.87% during fiscal 2008 from 4.07% during fiscal 2007.  The increase in the average yield of investment securities was primarily a result of the new purchases with a higher average yield (5.05% versus the average yield of 4.87% in fiscal 2008) and maturing securities and called securities with a lower average yield (3.17%).  The premium amortization in fiscal 2008 was $16,000, compared to the premium amortization of $21,000 in fiscal 2007.  The average balance of investment securities decreased $19.9 million, or 11%, to $155.5 million in fiscal 2008 from $175.4 million in fiscal 2007 as a result of the Bank’s stated strategy to reduce the percentage of investment securities to earning assets.

FHLB – San Francisco stock dividends decreased by $403,000, or 18%, to $1.8 million in fiscal 2008 from $2.2 million in fiscal 2007.  This decrease was attributable to a lower average balance, partly offset by a higher average yield.  The average balance of FHLB – San Francisco stock decreased $9.3 million to $32.3 million during fiscal 2008 from $41.6 million during fiscal 2007.  The decrease in FHLB – San Francisco stock was due to the stock redemption of $13.6 million in July 2007, in accordance with the borrowing requirements of the FHLB – San Francisco.  The average yield on FHLB – San Francisco stock increased 30 basis points to 5.65% during fiscal 2008 from 5.35% during fiscal 2007.

Interest Expense.  Total interest expense for fiscal 2008 was $54.3 million as compared to $59.2 million for fiscal 2007, a decrease of $4.9 million, or 8%.  This decrease was primarily attributable to a decrease in the average cost and a lower average balance of interest-bearing liabilities.  The decrease in the average cost was due to the decrease in the average borrowing cost, partly offset by an increase in the average deposit cost.  The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $68.1 million, or 4%, to $1.48 billion during fiscal 2008 from $1.55 billion during fiscal 2007.  The average cost of interest-bearing liabilities was 3.68% during fiscal 2008, down 15 basis points from 3.83% during fiscal 2007.

Interest expense on deposits for fiscal 2008 was $34.6 million as compared to $31.2 million for the same period of fiscal 2007, an increase of $3.4 million, or 11%.  The increase in interest expense on deposits was primarily attributable to a higher average cost and a higher average balance.  The average cost of deposits increased to 3.42% in fiscal 2008 from 3.30% during fiscal 2007, an increase of 12 basis points.  The increase in the average cost of deposits was primarily attributable to a higher proportion of time deposits with higher interest rates than transaction accounts and a higher average cost of checking accounts resulting from promotional interest expense of $95,000, partly offset by a lower average cost of time deposits.  The average balance of deposits increased $65.6 million, or 7%, to $1.01 billion during fiscal 2008 from $946.5 million during fiscal 2007.  The average balance of transaction accounts decreased by $24.2 million, or 7%, to $345.3 million in fiscal 2008 from $369.5 million in fiscal 2007.  The average balance of time deposits increased by $89.8 million, or 16%, to $666.8 million in fiscal 2008 as compared to $577.0 million in fiscal 2007.  The average balance of time deposits to total deposits in fiscal 2008 was 66%, compared to 61% in fiscal 2007.  The increase in time deposits is primarily attributable to the time deposit marketing campaign and depositors switching from transaction accounts to time deposits to take advantage of higher yields.

Interest expense on borrowings, primarily FHLB – San Francisco advances, for fiscal 2008 decreased $8.3 million, or 30%, to $19.7 million from $28.0 million for fiscal 2007.  The decrease in interest expense on borrowings was primarily a result of a lower average cost and a lower average balance.  The average cost of borrowings decreased to 4.24% for fiscal 2008 from 4.68% in fiscal 2007, a decrease of 44 basis points.  The decrease in the average cost of borrowings was the result of lower overnight interest rates and maturities of long-term advances at higher interest rates.  The average balance of borrowings decreased $133.8 million, or 22%, to $465.5 million during fiscal 2008 from $599.3 million during fiscal 2007 as a result of changing liquidity needs.

Provision for Loan Losses.  During fiscal 2008, the Corporation recorded a provision for loan losses of $13.1 million, an increase of $8.0 million from $5.1 million during fiscal 2007.  The provision for loan losses in fiscal 2008 was primarily attributable to the loan classification downgrades in the loans held for investment ($9.5 million), deterioration in the real estate collateral values securing those loans ($2.6 million) and an increase in loans held for investment ($970,000).

Non-performing assets increased to $32.5 million, or 1.99% of total assets, at June 30, 2008, compared to $19.7 million, or 1.20% of total assets, at June 30, 2007.  The non-performing assets at June 30, 2008 were primarily comprised of 52 single-family loans originated for investment ($15.4 million), 12 construction loans originated for investment ($4.7 million), 12 single-family loans repurchased from, or unable to sell to investors ($1.9 million) and real estate owned comprised of 30 single-family properties, one multi-family property and 14 undeveloped lots acquired in the settlement of loans ($9.4 million).  The 14 undeveloped lots are located in Coachella, California.  Net charge-offs for the fiscal year ended June 30, 2008 were $8.1 million or 0.58% of average loans receivable, compared to $540,000 or 0.04% of average loans receivable in the comparable period last year.

Classified loans at June 30, 2008 were $59.2 million, comprised of $29.4 million in the special mention category and $29.8 million in the substandard category.  Classified loans at June 30, 2007 were $32.3 million, consisting of $13.3 million in the special mention category and $19.0 million in the substandard category.

At June 30, 2008, the allowance for loan losses was $19.9 million, comprised of $13.4 million of general loan loss allowances and $6.5 million of specific loan loss allowances.  At June 30, 2007, the allowance for loan losses was $14.8 million, comprised of $11.5 million of general loan loss allowances and $3.3 million of specific loan loss allowances.  The allowance for loan losses as a percentage of gross loans held for investment was 1.43% at June 30, 2008 compared to 1.09% at June 30, 2007.  Management considers the allowance for loan losses sufficient to absorb potential losses inherent in its loans held for investment.

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management’s continuing analysis of the factors underlying the quality of the loans held for investment.  These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans.  Provisions for loan losses are charged against operations on a monthly basis, as necessary, to maintain the allowance at appropriate levels.  Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the loans held for investment.  Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Bank’s loans held for investment, will not request the Bank to significantly increase its allowance for loan losses.  Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the control of the Bank.

Non-Interest Income.  Total non-interest income decreased $12.4 million, or 70%, to $5.2 million in fiscal 2008 from $17.6 million in fiscal 2007.  The decrease was primarily attributable to a decrease in the gain on sale of loans, a decrease in the gain on sale of real estate held for investment and a decrease in the sale and operations of real estate owned acquired in the settlement of loans.

Loan servicing and other fees decreased $356,000, or 17%, to $1.8 million during fiscal 2008 from $2.1 million during fiscal 2007.  The decrease was primarily attributable to lower brokered loan fees and lower prepayment fees.  Total brokered loans in fiscal 2008 were $16.0 million, down $25.6 million, or 62%, from $41.6 million in the same period of fiscal 2007 as a result of adverse real estate markets in Southern California.  Total scheduled principal payments and loan prepayments were $253.1 million in the fiscal 2008, down $126.3 million, or 33%, from $379.4 million in fiscal 2007, resulting in lower prepayment fees.

The gain on sale of loans decreased $8.3 million, or 89%, to $1.0 million for fiscal 2008 from $9.3 million in fiscal 2007.  The decrease was a result of a lower average loan sale margin and a lower volume of loans originated for sale in fiscal 2008.  The average loan sale margin for PBM during fiscal 2008 was 0.27%, down 56 basis points from 0.83% during fiscal 2007.  The gain on sale of loans includes a loss of $317,000 on derivative financial instruments as a result of SFAS No. 133 in fiscal 2008, compared to a gain of $212,000 in fiscal 2007.  The gain on sale of loans also includes a recourse provision of $1.5 million in fiscal 2008 and $347,000 in fiscal 2007 for loans sold that are subject to repurchase, resulting from early payment defaults or fraud claims.  In addition, the Bank recorded a charge of $142,000 for the mortgage premium disclosure errors on FHA loans sold in fiscal 2008, which the Bank subsequently corrected in July 2008.  The volume of loans sold decreased by $749.9 million, or 67%, to $373.5 million in fiscal 2008 as compared to $1.12 billion in fiscal 2007.  The loan sale margin and loan sale volume decreased because the mortgage banking environment remains highly competitive and volatile as a result of the well-publicized collapse of the credit markets.

Deposit account fees increased $867,000, or 42%, to $3.0 million in fiscal 2008 from $2.1 million in fiscal 2007.  The increase was primarily attributable to an increase in returned check fees.

There was no gain on sale of real estate held for investment in fiscal 2008, as compared to a gain of $2.3 million recorded in fiscal 2007.  The gain in fiscal 2007 was the result of the sale of approximately six acres of land in Riverside, California.  Currently, the Corporation does not have any real estate held for investment.

The sale and operations of real estate owned acquired in the settlement of loans reflected a net loss of $2.7 million in fiscal 2008, as compared to a net loss of $117,000 in fiscal 2007.  The net loss in fiscal 2008 was comprised of a $932,000 net loss on the sale of 37 real estate owned properties, operating expenses of $1.2 million and a provision for losses on real estate owned of $517,000.

Non-Interest Expense.  Total non-interest expense in fiscal 2008 was $30.3 million, a decrease of $4.3 million or 12%, as compared to $34.6 million in fiscal 2007.  The decrease in non-interest expense was primarily the result of decreases in compensation, premises and occupancy, equipment, marketing and other expenses, partly offset by increases in professional expenses and deposit insurance premiums and regulatory assessments.

Compensation expense decreased $3.9 million, or 17%, to $19.0 million in fiscal 2008 from $22.9 million in fiscal 2007.  The decrease in compensation expense was primarily a result of fewer employees, lower incentive compensation and ESOP expenses, partly offset by lower deferred compensation attributable to the application of SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

The decreases in premises and occupancy, equipment, marketing and other operating expenses in fiscal 2008 were primarily attributable to the closing of six PBM loan production offices in the first half of fiscal 2008 and lower operating expenses commensurate with lower loan origination volume.

Professional expenses increased $380,000, or 32%, to $1.6 million in fiscal 2008 from $1.2 million in fiscal 2007.  The increase was primarily the result of higher legal expenses corresponding to the increase in delinquent loans.

Deposit insurance premiums and regulatory assessments increased $370,000, or 85%, to $804,000 in fiscal 2008 from $434,000 in fiscal 2007.  The increase was a result of an increase in FDIC deposit insurance premiums.

Income Taxes.  The provision for income taxes was $2.4 million for fiscal 2008, representing an effective tax rate of 73.4%, as compared to $9.1 million in fiscal 2007, representing an effective tax rate of 46.6%.  The increase in the effective tax rate was primarily the result of a higher percentage of permanent tax differences relative to income before taxes and an additional tax provision of $407,000 on a disallowed deduction in the fiscal 2006 tax return which was discovered during the ongoing examination by the Internal Revenue Service.  The Corporation determined that the above tax rates meet its income tax obligations.

Comparison of Operating Results for the Years Ended June 30, 2007 and 2006

General.  The Corporation had net income of $10.5 million, or $1.57 per diluted share, for the fiscal year June 30, 2007, as compared to $19.6 million, or $2.82 per diluted share, for the fiscal year June 30, 2006.  The $9.1 million decrease in net income in fiscal 2007 was primarily attributable to a decrease in net interest income, an increase in the provision for loan losses, a decrease in non-interest income and an increase in non-interest expense. The

Corporation’s efficiency ratio increased to 58% in fiscal 2007 from 48% in the same period of fiscal 2006.  Return on average assets in fiscal 2007 decreased 63 basis points to 0.61% from 1.24% in fiscal 2006.  Return on average equity in fiscal 2007 decreased to 7.77% from 15.02% in fiscal 2006.

Net Interest Income.  Net interest income before provision for loan losses decreased $2.3 million, or 5%, to $41.7 million in fiscal 2007 from $44.0 million in fiscal 2006.  This decrease resulted principally from a decrease in the net interest margin, partly offset by an increase in average earning assets.  The average net interest margin declined 35 basis points to 2.51% in fiscal 2007 from 2.86% in fiscal 2006.  The average balance of earning assets increased $129.0 million, or 8%, to $1.66 billion in fiscal 2007 from $1.54 billion in fiscal 2006.

Interest Income.  Interest income increased $14.4 million, or 17%, to $101.0 million for fiscal 2007 from $86.6 million for fiscal 2006.  The increase in interest income was primarily a result of increases in the average balance and the average yield of earning assets.  The increase in average assets was primarily attributable to the increase in loans receivable, which was partly offset by the decrease in investment securities.  The average yield on earning assets increased 42 basis points to 6.06% in fiscal 2007 from 5.64% in fiscal 2006.  The increase in the average yield on earning assets was the result of increases in the average yield of loans receivable, investment securities, FHLB – San Francisco stock and federal funds investments during fiscal 2007.

Loan interest income increased $13.7 million, or 18%, to $91.5 million in fiscal 2007 from $77.8 million in fiscal 2006.  This increase was attributable to a higher average loan balance and a higher average loan yield.  The average balance of loans outstanding, including receivable from sale of loans and loans held for sale, increased $155.8 million, or 12%, to $1.45 billion during fiscal 2007 from $1.29 billion during fiscal 2006.  The average loan yield during fiscal 2007 increased 30 basis points to 6.33% from 6.03% during fiscal 2006.  The increase in the average loan yield was primarily attributable to mortgage loans originated with higher interest rates, the upward repricing of adjustable rate loans during the year and a higher percentage of preferred loans, which generally have a higher yield.

Interest income from investment securities increased $318,000, or 5%, to $7.1 million in fiscal 2007 from $6.8 million in fiscal 2006.  This increase was primarily a result of an increase in average yield, partly offset by a decrease in the average balance.  The average balance of investment securities decreased $27.7 million, or 14%, to $175.4 million in fiscal 2007 from $203.1 million in fiscal 2006.  The average yield on the investment securities increased 71 basis points to 4.07% during fiscal 2007 from 3.36% during fiscal 2006.  The increase in the average yield of investment securities was primarily a result of the new purchases with a higher average yield (5.30% versus the average yield of 4.07% in fiscal 2007) and the maturing securities with an average yield of 2.65%.  The premium amortization in fiscal 2007 was $21,000, compared to the premium amortization of $258,000 in fiscal 2006.

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

Interest Expense.  Total interest expense for fiscal 2007 was $59.2 million as compared to $42.6 million for fiscal 2006, an increase of $16.6 million, or 39%.  This increase was primarily attributable to an increase in the average cost and a higher average balance of interest-bearing liabilities.  The average cost of interest-bearing liabilities was 3.83% during fiscal 2007, up 83 basis points from 3.00% during fiscal 2006.  The average balance of interest-bearing liabilities, principally deposits and borrowings, increased $123.4 million, or 9%, to $1.55 billion during fiscal 2007 from $1.42 billion during fiscal 2006.

Interest expense on deposits for fiscal 2007 was $31.2 million as compared to $22.1 million for the same period of fiscal 2006, an increase of $9.1 million, or 41%.  The increase in interest expense on deposits was primarily attributable to a higher average cost and a higher average balance.  The average cost of deposits increased to 3.30% in fiscal 2007 from 2.36% during fiscal 2006, an increase of 94 basis points.  The increase in the average cost of deposits, primarily in time deposits, was attributable to the general rise in short-term interest rates.  The average balance of deposits increased $9.6 million, or 1%, to $946.5 million during fiscal 2007 from $936.9 million during fiscal 2006.  The average balance of transaction accounts decreased by $80.0 million, or 18%, to $369.5 million in fiscal 2007 from $449.5 million in fiscal 2006.  The average balance of time deposits increased by $89.6 million, or 18%, to $577.0 million in fiscal 2007 as compared to $487.4 million in fiscal 2006.  The increase in time deposits is primarily attributable to the time deposit marketing campaign and depositors switching from transaction accounts to time deposits to take advantage of higher yields.  The average balance of transaction account deposits to total deposits in fiscal 2007 was 39%, compared to 48% in fiscal 2006.

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

Provision for Loan Losses.  During fiscal 2007, the Corporation recorded a provision for loan losses of $5.1 million, an increase of $4.0 million from $1.1 million during fiscal 2006.  The provision for loan losses in fiscal 2007 was primarily attributable to a net increase of $3.1 million in specific loan loss reserves, an increase in classified loans and an increase in loans held for investment, primarily in preferred loans.  The increase in specific loan loss allowances was primarily attributable to the establishment of a specific loan loss allowance of $2.6 million on 23 individual construction loans, with a disbursed total of $5.0 million, which were classified as non-accrual in November 2006.  Classified loans at June 30, 2007 were $32.3 million, comprised of $13.3 million in the special mention category and $19.0 million in the substandard category.  Classified loans increased by $23.0 million from June 30, 2006 when classified loans were $9.3 million, comprised of $3.7 million in the special mention category and $5.6 million in the substandard category.

The Corporation’s current operating strategy seeks to grow preferred loans at a faster rate than single-family mortgage loans.  While higher yielding, these loans generally have greater risk than single-family mortgage loans.    Further growth in these categories of loans may result in additions to the provision for loan losses.  In addition, as noted above, the Corporation experienced a significant increase in classified loans during fiscal 2007, a majority of which were single-family mortgage loans.   Rising delinquencies in single-family mortgage loans may also result in additions to the provision for loan losses.

At June 30, 2007, the allowance for loan losses was $14.8 million, comprised of $11.5 million of general loan loss allowances and $3.3 million of specific loan loss allowances.  At June 30, 2006, the allowance for loan losses was $10.3 million, comprised of $10.1 million of general loan loss allowances and $238,000 of specific loan loss allowances.  The allowance for loan losses as a percentage of gross loans held for investment was 1.09% at June 30, 2007 compared to 0.81% at June 30, 2006.

Non-Interest Income.  Total non-interest income decreased $8.6 million, or 33%, to $17.6 million in fiscal 2007 from $26.2 million in fiscal 2006.  The decrease was primarily attributable to a decrease in the gain on sale of real estate held for investment ($2.3 million versus $6.3 million), a decrease in the gain on sale of loans and a decrease in loan servicing and other fees.

The gain on sale of real estate held for investment in fiscal 2007 was primarily the result of the sale of approximately six acres of land in Riverside, California; while the gain on sale of real estate held for investment in fiscal 2006 was the result of the sale of a commercial office building in Riverside, California.  Currently, the Corporation does not have any real estate held for investment.

The gain on sale of loans decreased $4.2 million, or 31%, to $9.3 million for fiscal 2007 from $13.5 million in fiscal 2006.  The decrease was a result of a lower average loan sale margin and a lower volume of loans originated for sale in fiscal 2007.  The average loan sale margin for PBM during fiscal 2007 was 0.83%, down 25 basis points from 1.08% during fiscal 2006.  The gain on sale of loans includes a gain of $212,000 on derivative financial instruments as a result of SFAS No. 133 in fiscal 2007, compared to a gain of $71,000 in fiscal 2006.  The gain on sale includes a recourse liability of $347,000 for loans sold to investors as of June 30, 2007.  No recourse liability was required for loans sold to investors as of June 30, 2006.  The volume of loans originated for sale decreased by $111.2 million, or 9%, to $1.13 billion in fiscal 2007 as compared to $1.24 billion in fiscal 2006.  The loan sale margin and loan sale volume decreased because the mortgage banking environment remains highly competitive and volatile as a result of the well-publicized collapse of the sub-prime loan market.

Loan servicing and other fees decreased $440,000, or 17%, to $2.1 million during fiscal 2007 from $2.6 million during fiscal 2006.  The decrease was primarily attributable to lower brokered loan fees and lower prepayment fees.  Total brokered loans in fiscal 2007 were $41.6 million, down $4.6 million, or 10%, from $46.2 million in fiscal 2006.  Total scheduled principal payments and loan prepayments were $379.4 million in fiscal 2007, down $96.8 million, or 20%, from $476.2 million in fiscal 2006.

Non-Interest Expense.  Total non-interest expense in fiscal 2007 was $34.6 million, an increase of $876,000 or 3%, as compared to $33.8 million in fiscal 2006.  The increase in non-interest expense was primarily the result of increases in compensation expense and premises and occupancy expenses, partly offset by decreases in equipment, professional, marketing and other expenses.

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

				Year Ended June 30,
		2008			2007			2006
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)

Interest-earning assets:
Loans receivable, net (1)	$ 1,397,877	$ 86,340	6.18%	$ 1,446,781	$ 91,525	6.33%	$ 1,291,005	$ 77,821	6.03%
Investment securities	155,509	7,567	4.87%	175,439	7,149	4.07%	203,096	6,831	3.36%
FHLB – San Francisco stock	32,271	1,822	5.65%	41,588	2,225	5.35%	38,266	1,831	4.78%
Interest-earning deposits	588	20	3.40%	1,339	69	5.15%	3,722	144	3.87%
Total interest-earning assets	1,586,245	95,749	6.04%	1,665,147	100,968	6.06%	1,536,089	86,627	5.64%

Non interest-earning assets	36,531			37,959			45,185
Total assets	$ 1,622,776			$ 1,703,106			$ 1,581,274

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 198,445	1,607	0.81%	$ 206,147	1,524	0.74%	$ 226,317	1,286	0.57%
Savings accounts	146,858	2,896	1.97%	163,400	2,823	1.73%	223,162	3,151	1.41%
Time deposits	666,835	30,073	4.51%	576,952	26,867	4.66%	487,391	17,691	3.63%
Total deposits	1,012,138	34,576	3.42%	946,499	31,214	3.30%	936,870	22,128	2.36%

Borrowings	465,536	19,737	4.24%	599,286	28,031	4.68%	485,523	20,507	4.22%

Total interest-bearing liabilities	1,477,674	54,313	3.68%	1,545,785	59,245	3.83%	1,422,393	42,635	3.00%

Non interest-bearing liabilities	17,812			22,816			28,172
Total liabilities	1,495,486			1,568,601			1,450,565

Stockholders’ equity	127,290			134,505			130,709
Total liabilities and stockholders’
equity	$ 1,622,776			$ 1,703,106			$ 1,581,274

Net interest income		$ 41,436			$ 41,723			$ 43,992

Interest rate spread (3)			2.36%			2.23%			2.64%
Net interest margin (4)			2.61%			2.51%			2.86%
Ratio of average interest-earning
assets to average interest-bearing liabilities	107.35%			107.72%			107.99%

(1)
Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan cost amortization of $869, $589 and $363 for the years ended June 30, 2008, 2007 and 2006, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $44.7 million, $47.6 million and $54.5 million in fiscal 2008, 2007 and 2006, respectively.
(3)	Represents the difference between the weighted average yield on total interest-earning assets and weighted average rate on total interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Yields Earned and Rates Paid

The following table sets forth (on a consolidated basis), for the periods and at the dates indicated, the weighted average yields earned on the Bank’s assets and the weighted average interest rates paid on the Bank’s liabilities, together with the net yield on interest-earning assets.

	Quarter
	Ended
	June 30,	Year Ended June 30,
	2008	2008	2007	2006

Weighted average yield on:

Loans receivable, net (1)	6.07%	6.18%	6.33%	6.03%

Investment securities	4.89%	4.87%	4.07%	3.36%

FHLB – San Francisco stock	6.29%	5.65%	5.35%	4.78%

Interest-earning deposits	1.56%	3.40%	5.15%	3.87%

Total interest-earning assets	5.96%	6.04%	6.06%	5.64%

Weighted average rate paid on:

Checking and money market accounts (2)	0.66%	0.81%	0.74%	0.57%

Savings accounts	1.61%	1.97%	1.73%	1.41%

Time deposits	4.02%	4.51%	4.66%	3.63%

Borrowings	3.80%	4.24%	4.68%	4.22%

Total interest-bearing liabilities	3.26%	3.68%	3.83%	3.00%

Interest rate spread (3)	2.70%	2.36%	2.23%	2.64%

Net interest margin (4)	2.93%	2.61%	2.51%	2.86%

(1)
Includes receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan cost amortization of $869,000, $589,000 and $363,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $44.7 million, $47.6 million and $54.5 million in fiscal 2008, 2007 and 2006, respectively.
(3)	Represents the difference between the weighted average yield on total interest-earning assets and weighted average rate on total interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

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

	Year Ended June 30, 2008				Year Ended June 30, 2007
	Compared to Year				Compared to Year
	Ended June 30, 2007				Ended June 30, 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
(In Thousands)

Interest-earnings assets:
Loans receivable, net (1)	$ (2,162)	$ (3,096)	$ 73	$ (5,185)	$ 3,844	$ 9,393	$ 467	$ 13,704
Investment securities	1,388	(811)	(159)	418	1,443	(929)	(196)	318
FHLB – San Francisco stock	123	(498)	(28)	(403)	216	159	19	394
Interest-earning deposits	(23)	(39)	13	(49)	48	(92)	(31)	(75)
Total net change in income
on interest-earning assets	(674)	(4,444)	(101)	(5,219)	5,551	8,531	259	14,341

Interest-bearing liabilities:
Checking and money market
accounts	145	(57)	(5)	83	387	(115)	(34)	238
Savings accounts	399	(286)	(40)	73	706	(843)	(191)	(328)
Time deposits	(848)	4,189	(135)	3,206	5,003	3,251	922	9,176
Borrowings	(2,623)	(6,260)	589	(8,294)	2,200	4,801	523	7,524
Total net change in expense on
interest-bearing liabilities	(2,927)	(2,414)	409	(4,932)	8,296	7,094	1,220	16,610

Net increase (decrease) in net
interest income	$ 2,253	$ (2,030)	$ (510)	$ (287)	$ (2,745)	$ 1,437	$ (961)	$ (2,269)

(1)	Includes receivable from sale of loans, loans held for sale and non-accrual loans.

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

The primary investing activity of the Bank is the origination and purchase of loans held for investment.  During the fiscal years ended June 30, 2008, 2007 and 2006, the Bank originated loans in the amounts of $582.2 million, $1.42 billion and $1.75 billion, respectively.  In addition, the Bank purchased loans from other financial institutions in fiscal 2008, 2007 and 2006 in the amounts of $99.8 million, $119.6 million and $111.7 million, respectively.  Total loans sold in fiscal 2008, 2007 and 2006 were $373.5 million, $1.12 billion and $1.26 billion, respectively.  At June 30, 2008, the Bank had loan origination commitments totaling $29.4 million and undisbursed loans in process totaling $7.9 million.  The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank’s primary financing activity is gathering deposits.  During the fiscal years ended June 30, 2008, 2007 and 2006, the net increase (decrease) in deposits was $11.0 million, $80.1 million and ($2.4 million), respectively.  On June 30, 2008, time deposits that are scheduled to mature in one year or less were $589.4 million.  Historically, the Bank has been able to retain a significant amount of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At June 30, 2008, total cash and cash equivalents were $15.1 million, or 0.9% of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may continue to rely on FHLB – San Francisco advances for part of its liquidity needs.  As of June 30, 2008, the remaining available borrowing capacity at FHLB – San Francisco was $352.7 million, and the remaining available borrowing capacity at the Bank’s correspondent bank was $25.0 million.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2002, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2008 decreased to 4.6% from 7.2% during the same quarter ended June 30, 2007.  The Bank augments its liquidity by maintaining sufficient borrowing capacity at FHLB – San Francisco and its correspondent bank.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements.  Under the OTS prompt corrective action provisions, a minimum ratio of 1.5% for Tangible Capital is required in order to be deemed other than “critically undercapitalized,” while a minimum ratio of 5.0% for Core Capital, 10.0% for Total Risk-Based Capital and 6.0% for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of June 30, 2008, the Bank exceeded all regulatory capital requirements with Tangible Capital, Core Capital, Total Risk-Based Capital and Tier 1 Risk-Based Capital ratios of 7.2%, 7.2%, 12.3% and 11.0%, respectively.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Quantitative Aspects of Market Risk.  The Bank does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative financial instruments.  Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.  The primary market risk that the Bank faces is interest rate risk.  For information regarding the sensitivity to interest rate risk of the Bank’s interest-earning assets and interest-bearing liabilities, see “Maturity of Loans Held for Investment,” “Investment Securities Activities,” “Time Deposits by Maturities” and “Interest Rate Risk” on pages 5, 24, 29 and 66, respectively, of this Form 10-K.

Qualitative Aspects of Market Risk.  The Bank’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates.  The Bank has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities.  The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank’s interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans.  In addition, the Bank maintains an investment portfolio, which is largely in U.S. government agency MBS and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently.  The Bank relies on retail deposits as its primary source of funds while utilizing FHLB – San Francisco advances as a secondary source of funding.  Management believes retail deposits, unlike brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.  As part of its interest rate risk management strategy, the Bank promotes transaction accounts and time deposits with terms up to five years.  For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 50 of this Form 10-K.

Interest Rate Risk.  The principal financial objective of the Corporation’s interest rate risk management function is to achieve long-term profitability while limiting its exposure to the fluctuation of interest rates.  The Corporation, through its ALCO, has sought to reduce the exposure of its earnings to changes in interest rates by managing the repricing mismatch between interest-earning assets and interest-bearing liabilities.  The principal element in achieving this objective is to manage the interest-rate sensitivity of the Corporation’s assets by retaining loans with interest rates subject to periodic market adjustments.  In addition, the Bank maintains a liquid investment portfolio primarily comprised of U.S. government agency MBS and government sponsored enterprise MBS that reprice frequently.  The Bank relies on retail deposits as its primary source of funding while utilizing FHLB – San Francisco advances as a secondary source of funding which can be structured with favorable interest rate risk characteristics.  As part of its interest rate risk management strategy, the Bank promotes transaction accounts.

Using data from the Bank’s quarterly report to the OTS, the OTS produces a report for the Bank that measures interest rate risk by modeling the change in Net Portfolio Value (“NPV”) over a variety of interest rate scenarios.  The interest rate risk analysis received from the OTS is similar to the Bank’s own interest rate risk model.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of  -100, -50, +50, +100, +200 and +300 basis points with no effect given to any steps that management might take to counter the effect of the interest rate change.

The following table is provided by the OTS and sets forth as of June 30, 2008 the estimated changes in NPV based on the indicated interest rate environments.  The Bank’s balance sheet position as of June 30, 2008 can be summarized as follows: if interest rates increase or decrease, the NPV of the Bank is expected to decrease, except under the negative 50 basis point rate shock.

				NPV as Percentage
	Net	NPV	Portfolio	Of Portfolio Value	Sensitivity
Basis Points (bp)	Portfolio	Change	Value	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)
(Dollars In Thousands)
+300 bp	$ 110,093	$ (41,459)	$1,601,001	6.88%	-217	bp
+200 bp	132,372	(19,180)	1,633,651	8.10%	-95	bp
+100 bp	147,572	(3,980)	1,659,684	8.89%	-16	bp
+50 bp	150,724	(828)	1,668,536	9.03%	-2	bp
0 bp	151,552	-	1,674,896	9.05%	-	bp
-50 bp	151,767	215	1,680,312	9.03%	-2	bp
-100 bp	150,979	(573)	1,684,981	8.96%	-9	bp

(1)	Represents the (decrease) increase of the estimated NPV at the indicated change in interest rates compared to the NPV calculated at June 30, 2008 (“base case”).
(2)	Calculated as the estimated NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case at the indicated change in interest rates.

The following table provided by the OTS, is based on the calculations contained in the previous table, and sets forth the change in the NPV at a +200 basis point rate shock at June 30, 2008 and 2007 (by regulation the Bank must measure and manage its interest rate risk for an interest rate shock of +/- 200 basis points, whichever produces the largest decline in NPV).

	At June 30, 2008	At June 30, 2007
Risk Measure: +200 bp Rate Shock	(+200 bp)	(+200 bp)

Pre-Shock NPV Ratio	9.05%	9.84%
Post-Shock NPV Ratio	8.10%	8.31%
Sensitivity Measure	95 bp	153 bp
Thrift Bulletin 13a Level of Risk	Minimal	Minimal

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables.  For example, although certain assets and liabilities may have similar maturities or repricing characteristics, they may react in different degrees to changes in interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in interest rates, while interest rates on other types of assets and liabilities may lag behind changes in interest rates.  Additionally, certain assets, such as ARM loans, have features which restrict changes on a short-term basis and over the life of the loan.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals of time deposits could likely deviate significantly from those assumed in calculating the respective results.  It is also possible that, as a result of an interest rate increase, the increased mortgage payments required of ARM borrowers could result in an increase in delinquencies and defaults.  Changes in interest rates could also affect the volume and profitability of the Bank’s mortgage banking operations.  Accordingly, the data presented in the tables above should not be relied upon as indicative of actual results in the event of changes in interest rates.  Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Bank, nor does it represent amounts that would be available for distribution to stockholders in the event of the liquidation of the Corporation.

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus or minus 100 and 200 basis points.  The following table describes the results of the analysis for June 30, 2008 and June 30, 2007.

June 30, 2008		June 30, 2007
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	-9.78%	+200 bp	-0.97%
+100 bp	-5.29%	+100 bp	+3.76%
-100 bp	+3.62%	-100 bp	+11.52%
-200 bp	+8.58%	-200 bp	+11.18%

For the fiscal year ended June 30, 2008, the Bank is liability sensitive, as its interest-bearing liabilities expected to reprice during the subsequent 12-month period exceeded its interest-earning assets expected to reprice during that period.  Therefore, in a rising interest rate environment, the model projects a decline in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project an increase in net interest income over the subsequent 12-month period.  For the fiscal year ended June 30, 2007, the Bank is liability sensitive, as its interest-bearing liabilities expected to reprice during the subsequent 12-month period exceeded its interest-earning assets expected to reprice during that period.  Therefore, in a rising interest rate environment, the model projects a decline in net interest income over the subsequent 12-month period, except in the +100 basis point scenario where net interest income is projected to increase.  In a falling interest rate environment, the results project an increase in net interest income over the subsequent 12-month period.

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

Item 8.  Financial Statements and Supplementary Data

Please refer to exhibit 13 beginning on page 76 for the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

a)
An evaluation of the Corporation’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of June 30, 2008, pursuant to the SEC rules.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  In April 2008, the Corporation identified material weaknesses in the internal controls governing the operation of the Corporation’s ESOP, as described in Form 10-K/A for the fiscal year ended June 30, 2007.  The Corporation implemented corrective actions in May 2008 which remediated the material weaknesses.

Based on their evaluation of the Corporation’s financial statements and the corrective actions implemented regarding the Corporation’s ESOP, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2008 are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)
There have been no other material changes in our internal control over financial reporting, other than the corrective actions implemented regarding the Corporations’ ESOP, (as defined in Rule 13a-15(f) of the Act) that occurred during the fiscal year ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Management Report on Internal Control Over Financial Reporting:

The management of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, the Corporation designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the Corporation’s internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of June 30, 2008.

The effectiveness of internal control over financial reporting as of June 30, 2008, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements. Deloitte & Touche LLP’s attestation report on the Corporation’s internal control over financial reporting follows.

Date: September 12, 2008	/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer

/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm:

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the internal control over financial reporting of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Corporation’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Office of Thrift Supervision Instructions for Thrift Financial Reports.  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2008 of the Corporation and our report dated September 12, 2008 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
September 12, 2008

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For information regarding the Corporation’s Board of Directors, see the section captioned “Proposal I – Election of Directors” which is included in the Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end, and is incorporated herein by reference.

The executive officers of the Corporation and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors.  For information regarding the Corporation’s executive officers, see Item 1 - “Executive Officers” beginning on page 39 of this Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information contained under the section captioned “Compliance with Section 16(a) of the Exchange Act” is included in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end, and is incorporated herein by reference.

Code of Ethics for Senior Financial Officers

The Corporation has adopted a Code of Ethics, which applies to all directors, officers, and employees of the Corporation.  The Code of Ethics is publicly available as Exhibit 14 to the Corporation’s Annual Report on Form 10-K for the fiscal year June 30, 2007, and is available on the Corporation’s website, www.myprovident.com.  If the Corporation makes any substantial amendments to the Code of Ethics or grants any waiver, including any implicit waiver, from a provision of the Code to the Corporation’s Chief Executive Officer, Chief Financial Officer or Controller, the Corporation will disclose the nature of such amendment or waiver on the Corporation’s website and in a report on Form 8-K.

Audit Committee Financial Expert

The Corporation has designated Joseph P. Barr, Audit Committee Chairman, as its audit committee financial expert.  Mr. Barr is independent, as independence for audit committee members is defined under the listing standards of the NASDAQ Stock Market, a Certified Public Accountant in California and Ohio and has been practicing public accounting for over 38 years.

Item 11.  Executive Compensation

The information contained under the section captioned “Executive Compensation” and “Directors’ Compensation” is included in the Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end, and incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners.

The information contained under the section captioned "Security Ownership of Certain Beneficial Owners and Management" is included in the Corporation's Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end, and is incorporated herein by reference.

(b) Security Ownership of Management.

The information contained under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I -- Election of Directors" is included in the Corporation's Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end, and is incorporated herein by reference.

(c) Changes In Control.

The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

(d) Equity Compensation Plan Information.

The information contained under the section captioned “Executive Compensation – Equity Compensation Plan Information” is included in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information contained under the section captioned “Transactions with Management” is included in the Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information contained under the section captioned “Proposal II - Approval of Appointment of Independent Auditors” is included in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  1.    Financial Statements
See Exhibit 13 to Consolidated Financial Statements beginning on page 76.

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

10.5
Form of Severance Agreement with Richard L. Gale, Kathryn R. Gonzales, Lilian Salter, Donavon P. Ternes and David S. Weiant (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated July 3, 2006)

10.6	2003 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 21, 2003)

10.7
Form of Incentive Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Corporation’s Annual Report on Form 10-K for the fiscal year June 30, 2005).

10.8
Form of Non-Qualified Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Corporation’s Annual Report on Form 10-K for the fiscal year June 30, 2005).

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

13	2008 Annual Report to Stockholders

14	Code of Ethics for the Corporation’s directors, officers and employees

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 12, 2008	Provident Financial Holdings, Inc.

/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Craig G. Blunden
Craig G. Blunden	Chairman, President and Chief Executive Officer (Principal Executive Officer)	September 12, 2008

/s/Donavon P. Ternes
Donavon P. Ternes	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	September 12, 2008

/s/Joseph P. Barr
Joseph P. Barr	Director	September 12, 2008

/s/Bruce W. Bennett
Bruce W. Bennett	Director	September 12, 2008

/s/Debbi H. Guthrie
Debbi H. Guthrie	Director	September 12, 2008

/s/Robert G. Schrader
Robert G. Schrader	Director	September 12, 2008

/s/Roy H. Taylor
Roy H. Taylor	Director	September 12, 2008

/s/William E. Thomas
William E. Thomas	Director	September 12, 2008

EXHIBIT INDEX

Exhibit 13	2008 Annual Report to Stockholders

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 13

2008 Annual Report to Stockholders

2008 Annual Report

Message From the Chairman

Dear Shareholders:

I am pleased to forward our Annual Report for fiscal 2008, although I am disappointed with our results.  We reported net income of $860,000 or $0.14 per diluted share, significantly lower than last year and reflective of the current challenges facing the financial services industry.  The operating environment in fiscal 2008 was the most demanding in memory, made difficult by the poor economic conditions and deterioration of credit quality.  Consequently, the Board of Directors made the tough decision to lower the most recent quarterly cash dividend to $0.05 per share.  Additionally, the Company significantly reduced its common stock repurchase activity to 187,000 shares in fiscal 2008 from 665,000 shares in fiscal 2007.  Both of these actions were taken to preserve the Company’s capital levels and capital ratios given the uncertain operating environment.  The Bank is considered “well-capitalized” by its primary regulator and the Company believes that these actions will support the Bank’s favorable designation.
Although the Company quickly responded to pressing issues arising from the unfavorable operating environment, long-term strategies were not forgotten.  Last year, I described five initiatives for fiscal 2008, four for Provident Bank and one for Provident Bank Mortgage.
I am pleased to report that we made progress in connection with three of the four initiatives at Provident Bank, albeit tempered by the operating environment.  Specifically, loans held for investment grew by a modest 1% during the year while operating expenses declined significantly, by 13%, from the prior year.  Additionally, total deposits grew by 1%, although transaction account balances declined by the same percentage.  The slight decline in our transaction account balances did not accomplish the growth we intended.  Our success in fulfilling the final initiative, making sound capital management decisions, was described in the first paragraph and demonstrated by maintaining prudent capital levels in a stressed operating environment.
The breakeven operating results initiative for Provident Bank Mortgage during fiscal 2008 was not met, although significant actions were taken throughout the year to respond to deteriorating business conditions.  We reduced our origination capacity by closing six loan production offices and reducing the number of employees.  As a result, operating expenses attributable to the division declined by approximately 34%, a significant improvement.  Tighter underwriting standards were adopted during the course of the fiscal year consistent with investor requirements and our expertise in FHA loan products was enhanced since a larger percentage of origination volume is being generated in this product.

Provident Bank
We remain committed to the strategies implemented in prior years that we believe will improve our fundamental performance over time, although our fiscal 2009 outlook for meaningful improvement is guarded since the current operating environment is very challenging.  Therefore, we have prepared our Business Plan to preserve capital, limit asset growth and maintain the Bank’s “well-capitalized” regulatory capital designation.
We continue to explore branching opportunities within our geographic footprint and have identified several sites that may meet our criteria.  In keeping with this strategy, we opened a new branch location in the La Sierra area of Riverside in January 2007, which has grown to $11.1 million in deposits at June 30, 2008.  Additionally, in September 2008 we opened a second branch location in Moreno Valley.  If you are a member of that community, please look for our grand opening information and drop by our newest branch.

Provident Bank Mortgage
Fiscal 2008 turned out to be a poor year for our mortgage banking business requiring significant modifications in our operating model, described earlier.  I believe that we have made the changes necessary to position the division for improved operating results in fiscal 2009.  Loan sale margins have returned to historically profitable levels and loan origination volumes have stabilized, which we believe is commensurate with our operating expense structure.  We are prepared to make additional changes that become necessary and we will be diligent in making them.  Those changes may be in the form of a different product mix, further tightening of our underwriting standards, a further reduction in our operating expenses or a combination of these and other changes.

Message From the Chairman

A Final Word
I began my message by describing that I am disappointed with our fiscal 2008 operating results.  However, I wish to point out that I am pleased with the actions we took during the course of the fiscal year because in some respects, we begin fiscal 2009 in a better position than the start of last year.  For instance, much of the heavy-lifting regarding operating expense reductions have been completed and we will realize a full year’s benefit of those actions.  Additionally, we begin the year with a significantly higher net interest margin than last year and a significantly steeper yield curve, which historically, is a favorable situation for thrifts.  I remain cautious though because the Southern California real estate market is under significant stress, which will negatively impact many of our borrowers if they experience financial difficulty.  While I believe we have sufficient resources to withstand any elevated credit quality costs, those costs may also affect our earnings.  As a result, we will concentrate our efforts on risk management and mitigation laying the foundation for the Company’s future growth once the operating environment becomes more favorable.

Sincerely,

/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and
Chief Executive Officer

Message From the Chairman

Message From the Chairman

Message From the Chairman

Financial Highlights

The following tables set forth information concerning the consolidated financial position and results of operations of the Corporation and its subsidiary at the dates and for the periods indicated.

	At or For The Year Ended June 30,
	2008	2007	2006	2005	2004
(In Thousands, Except Per Share Information )

FINANCIAL CONDITION DATA:
Total assets	$ 1,632,447	$ 1,648,923	$ 1,624,452	$ 1,634,690	$ 1,320,939
Loans held for investment, net	1,368,137	1,350,696	1,264,979	1,134,473	864,439
Loans held for sale	28,461	1,337	4,713	5,691	20,127
Receivable from sale of loans	-	60,513	99,930	167,813	86,480
Cash and cash equivalents	15,114	12,824	16,358	25,902	38,349
Investment securities	153,102	150,843	177,189	232,432	252,580
Deposits	1,012,410	1,001,397	921,279	923,670	854,798
Borrowings	479,335	502,774	546,211	560,845	324,877
Stockholders' equity	123,980	128,797	136,148	122,965	109,977
Book value per share	19.97	20.20	19.47	17.68	15.51

OPERATING DATA:
Interest income	$ 95,749	$ 100,968	$ 86,627	$ 75,495	$ 62,151
Interest expense	54,313	59,245	42,635	33,048	25,957
Net interest income	41,436	41,723	43,992	42,447	36,194
Provision for loan losses	13,108	5,078	1,134	1,641	819
Net interest income after provision	28,328	36,645	42,858	40,806	35,375
Loan servicing and other fees	1,776	2,132	2,572	1,675	2,292
Gain on sale of loans, net	1,004	9,318	13,481	18,706	14,346
Deposit account fees	2,954	2,087	2,093	1,789	1,986
Net gain on sale of investment securities	-	-	-	384	-
Net gain on sale of real estate held for investment	-	2,313	6,335	-	-
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(2,683)	(117)	20	-	171
Other non-interest income	2,160	1,828	1,708	1,864	1,358
Operating expenses	30,311	34,631	33,755	33,341	29,261
Income before income taxes	3,228	19,575	35,312	31,883	26,267
Provision for income taxes	2,368	9,124	15,676	14,077	11,717
Net income	$ 860	$ 10,451	$ 19,636	$ 17,806	$ 14,550
Basic earnings per share	$ 0.14	$ 1.59	$ 2.93	$ 2.68	$ 2.16
Diluted earnings per share	$ 0.14	$ 1.57	$ 2.82	$ 2.49	$ 2.01
Cash dividend per share	$ 0.64	$ 0.69	$ 0.58	$ 0.52	$ 0.33

Financial Highlights

	At or For The Year Ended June 30,
	2008	2007	2006	2005	2004

KEY OPERATING RATIOS:

Performance Ratios
Return on average assets	0.05%	0.61%	1.24%	1.19%	1.13%
Return on average stockholders' equity	0.68	7.77	15.02	15.33	13.64
Interest rate spread	2.36	2.23	2.64	2.80	2.83
Net interest margin	2.61	2.51	2.86	2.95	2.97
Average interest-earning assets to
average interest-bearing liabilities	107.35	107.72	107.99	106.65	106.65
Operating and administrative expenses
as a percentage of average total assets	1.87	2.03	2.13	2.24	2.28
Efficiency ratio	64.98	58.42	48.08	49.86	51.93
Stockholders’ equity to total assets ratio	7.59	7.81	8.38	7.52	8.33
Dividend payout ratio	457.14	43.95	20.57	20.88	16.42

Regulatory Capital Ratios
Tangible capital	7.19%	7.62%	8.08%	6.56%	6.90%
Tier 1 leverage capital	7.19	7.62	8.08	6.56	6.90
Total risk-based capital	12.25	12.49	13.37	11.21	12.39
Tier 1 risk-based capital	10.99	11.39	12.36	10.29	11.40

Asset Quality Ratios
Non-accrual and 90 days or more
past due loans as a percentage of
loans held for investment, net	1.70%	1.18%	0.20%	0.05%	0.13%
Non-performing assets as a percentage
of total assets	1.99	1.20	0.16	0.04	0.08
Allowance for loan losses as a
percentage of gross loans held for
investment	1.43	1.09	0.81	0.81	0.87
Allowance for loan losses as a
percentage of non-performing loans	85.79	93.32	407.71	1,561.86	701.75
Net charge-offs to average
loans receivable, net	0.58	0.04	-	-	0.05

Consolidated Financial Statements of
Provident Financial Holdings, Inc.

Index

                                                                                                       Page

Report of Independent Registered Public Accounting Firm ………………………………………………...............................................................................................….      77
Consolidated Statements of Financial Condition as of June 30, 2008 and 2007 ……………..............................................................................................………………..      78
Consolidated Statements of Operations for the years ended June 30, 2008, 2007 and 2006 ……..........................................................................................……………       79
Consolidated Statements of Stockholders’ Equity for the years ended
June 30, 2008, 2007 and 2006 ………………………………………………………………...................................................................................................……………..      80
Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007 and 2006 …..................................................................................................................      82
Notes to Consolidated Financial Statements ………………………………………………………...............................................................................................…………..      84

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2008.  These consolidated financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and subsidiary as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2008 expressed an unqualified opinion on the Corporation's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
September 12, 2008

Consolidated Statements of Financial Condition

(In Thousands, Except Share Information)

	June 30,

	2008	2007
Assets
Cash and cash equivalents	$15,114	$12,824

Investment securities – held to maturity
(fair value $ - and $18,837, respectively)	-	19,001
Investment securities – available for sale, at fair value	153,102	131,842
Loans held for investment, net of allowance for loan losses of $19,898 and
$14,845, respectively	1,368,137	1,350,696
Loans held for sale, at lower of cost or market	28,461	1,337
Receivable from sale of loans	-	60,513
Accrued interest receivable	7,273	7,235
Real estate owned, net	9,355	3,804
Federal Home Loan Bank (“FHLB”) – San Francisco stock	32,125	43,832
Premises and equipment, net	6,513	7,123
Prepaid expenses and other assets	12,367	10,716
Total assets	$1,632,447	$1,648,923

Liabilities and Stockholders’ Equity
Liabilities:
Non interest-bearing deposits	$48,056	$45,112
Interest-bearing deposits	964,354	956,285
Total deposits	1,012,410	1,001,397

Borrowings	479,335	502,774
Accounts payable, accrued interest and other liabilities	16,722	15,955
Total liabilities	1,508,467	1,520,126

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock, $0.01 par value (15,000,000 shares authorized;
12,435,865 and 12,428,365 shares issued, respectively; 6,207,719 and 6,376,945 shares outstanding, respectively)	124	124
Additional paid-in capital	75,164	72,935
Retained earnings	143,053	146,194
Treasury stock at cost (6,228,146 and 6,051,420 shares, respectively)	(94,798)	(90,694)
Unearned stock compensation	(102)	(455)
Accumulated other comprehensive income, net of tax	539	693
Total stockholders’ equity	123,980	128,797

Total liabilities and stockholders’ equity	$1,632,447	$1,648,923

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Year Ended June 30,
	2008	2007	2006
Interest income:
Loans receivable, net	$ 86,340	$ 91,525	$ 77,821
Investment securities	7,567	7,149	6,831
FHLB – San Francisco stock	1,822	2,225	1,831
Interest-earning deposits	20	69	144
Total interest income	95,749	100,968	86,627

Interest expense:
Deposits	34,576	31,214	22,128
Borrowings	19,737	28,031	20,507
Total interest expense	54,313	59,245	42,635
Net interest income, before provision for loan losses	41,436	41,723	43,992
Provision for loan losses	13,108	5,078	1,134
Net interest income, after provision for loan losses	28,328	36,645	42,858

Non-interest income:
Loan servicing and other fees	1,776	2,132	2,572
Gain on sale of loans, net	1,004	9,318	13,481
Deposit account fees	2,954	2,087	2,093
Gain on sale of real estate held for investment	-	2,313	6,335
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(2,683)	(117)	20
Other	2,160	1,828	1,708
Total non-interest income	5,211	17,561	26,209

Non-interest expense:
Salaries and employee benefits	18,994	22,867	21,384
Premises and occupancy	2,830	3,314	3,036
Equipment expense	1,552	1,570	1,689
Professional expense	1,573	1,193	1,317
Sales and marketing expense	524	945	1,125
Deposit insurance premium and regulatory assessments	804	434	436
Other	4,034	4,308	4,768
Total non-interest expense	30,311	34,631	33,755
Income before income taxes	3,228	19,575	35,312
Provision for income taxes	2,368	9,124	15,676
Net income	$ 860	$ 10,451	$ 19,636
Basic earnings per share	$ 0.14	$ 1.59	$ 2.93
Diluted earnings per share	$ 0.14	$ 1.57	$ 2.82
Cash dividends per share	$ 0.64	$ 0.69	$ 0.58

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)

							Accumulat-ed Other Comprehen-sive Income (Loss), Net of Tax
			Additional Paid-in Capital			Unearned Stock Compensation
				Retained Earnings	Treasury Stock
	Common Stock							Total
	Shares	Amount
Balance at July 1, 2005	6,956,815	$ 120	$ 61,212	$ 124,791	$ (62,046)	$ (1,421)	$ 309	$ 122,965
Comprehensive income:
Net income				19,636				19,636
Unrealized holding loss on securities available for sale, net of tax benefit of $ (521)							(720)	(720)
Total comprehensive income								18,916
Purchase of treasury stock	(367,169)				(10,437)			(10,437)
Purchase of restricted stock from employees in lieu of distribution	(1,436)				(41)			(41)
Exercise of stock options	403,632	4	2,929					2,933
Reclassification of unearned restricted stock			(155)			155		-
Amortization of restricted stock			92					92
Stock options expense			394					394
Tax benefit from non-qualified equity compensation			2,572					2,572
Allocation of contributions to ESOP			2,396			412		2,808
Cash dividends				(4,054)				(4,054)
Balance at June 30, 2006	6,991,842	124	69,440	140,373	(72,524)	(854)	(411)	136,148
Comprehensive income:
Net income				10,451				10,451
Unrealized holding gain on securities available for sale, net of tax expense of $799							1,104	1,104
Total comprehensive income								11,555
Purchase of treasury stock	(664,594)				(18,652)			(18,652)
Purchase of restricted stock from employees in lieu of distribution	(1,696)				(51)			(51)
Exercise of stock options	51,393		1,017					1,017
Amortization of restricted stock			165					165
Awards of restricted stock			(533)		533			-
Stock options expense			462					462
Tax benefit from non-qualified equity compensation			81					81
Allocation of contributions to ESOP			2,303			399		2,702
Cash dividends				(4,630)				(4,630)
Balance at June 30, 2007	6,376,945	124	72,935	146,194	(90,694)	(455)	693	128,797

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)

							Accumulat-ed Other Comprehen-sive Income (Loss), Net of Tax
			Additional Paid-in Capital			Unearned Stock Compensation
				Retained Earnings	Treasury Stock
	Common Stock							Total
	Shares	Amount
Balance at July 1, 2007	6,376,945	124	72,935	146,194	(90,694)	(455)	693	128,797
Comprehensive income:
Net income				860				860
Unrealized holding loss on securities available for sale, net of tax benefit of $ (112)							(154)	(154)
Total comprehensive income								706
Purchase of treasury stock	(187,081)				(4,075)			(4,075)
Purchase of restricted stock from employees in lieu of distribution	(995)				(22)			(22)
Exercise of stock options	7,500		69					69
Distribution of restricted stock	11,350							-
Amortization of restricted stock			281					281
Awards of restricted stock			(45)		45			-
Forfeiture of restricted stock			52		(52)			-
Stock options expense			742					742
Tax benefit from non-qualified equity compensation			6					6
Allocation of contributions to ESOP			1,124			353		1,477
Cash dividends				(4,001)				(4,001)
Balance at June 30, 2008	6,207,719	$ 124	$ 75,164	$ 143,053	$ (94,798)	$ (102)	$ 539	$ 123,980

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net income	$ 860	$ 10,451	$ 19,636
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	2,366	2,212	3,195
Provision for loan losses	13,108	5,078	1,134
Provision for losses on real estate owned	517	-	-
Gain on sale of loans	(1,004)	(9,318)	(13,481)
Net loss (gain) on sale of real estate	932	(2,359)	(6,355)
Stock-based compensation	2,410	3,082	2,968
FHLB – San Francisco stock dividend	(1,892)	(2,154)	(1,757)
Deferred income taxes	(5,486)	164	(2,049)
Tax benefit from non-qualified equity compensation	(6)	(81)	(2,572)
Increase (decrease) in accounts payable, accrued interest and
other liabilities	3,587	(6,435)	(1,091)
Increase in prepaid expenses and other assets	(2,366)	(1,764)	(3,096)
Loans originated for sale	(398,726)	(1,126,616)	(1,237,806)
Proceeds from sale of loans and net change in receivable from sale of loans	433,752	1,176,489	1,301,586
Net cash provided by operating activities	48,052	48,749	60,312

Cash flows from investing activities:
Net increase in loans held for investment	(49,210)	(94,375)	(113,853)
Maturities and calls of investment securities held to maturity	19,000	32,030	1,200
Maturities and calls of investment securities available for sale	9,979	12,434	3,000
Principal payments from mortgage backed securities	47,457	40,089	49,020
Purchases of investment securities available for sale	(78,935)	(56,539)	-
Purchases of FHLB – San Francisco stock	(39)	(4,093)	(896)
Redemption of FHLB – San Francisco stock	13,638	-	2,198
Sales of real estate	13,125	4,829	16,051
Purchases of premises and equipment	(395)	(1,235)	(688)
Net cash used for investing activities	$ (25,380)	$ (66,860)	$ (43,968)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended June 30,
	2008	2007	2006
Cash flows from financing activities:
Net increase (decrease) in deposits	$ 11,013	$ 80,118	$ (2,391)
Proceeds from (repayments of ) short-term borrowings, net	18,600	(38,400)	(17,600)
Proceeds of long-term borrowings	110,000	45,000	30,000
Repayments of long-term borrowings	(152,039)	(50,037)	(27,034)
ESOP loan payment	67	131	164
Treasury stock purchases	(4,097)	(18,703)	(10,478)
Exercise of stock options	69	1,017	2,933
Tax benefit from non-qualified equity compensation	6	81	2,572
Cash dividends	(4,001)	(4,630)	(4,054)
Net cash (used for) provided by financing activities	(20,382)	14,577	(25,888)

Net increase (decrease) in cash and cash equivalents	2,290	(3,534)	(9,544)
Cash and cash equivalents at beginning of year	12,824	16,358	25,902
Cash and cash equivalents at end of year	$ 15,114	$ 12,824	$ 16,358

Supplemental information:
Cash paid for interest	$ 54,618	$ 58,961	$ 42,501
Cash paid for income taxes	$ 4,900	$ 10,550	$ 16,200
Transfer of loans held for investment to loans held for sale	$ -	$ -	$ 18,472
Transfer of loans held for sale to loans held for investment	$ 10,369	$ 21,624	$ 6,827
Real estate acquired in the settlement of loans	$ 28,006	$ 5,902	$ 411

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies:

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

The Corporation operates in two business segments: community banking (Provident Bank) and mortgage banking (Provident Bank Mortgage (“PBM”), a division of Provident Bank).  Provident Bank activities include attracting deposits, offering banking services and originating multi-family, commercial real estate, construction, commercial business and consumer loans.  Deposits are collected primarily from 13 banking locations located in Riverside and San Bernardino counties in California.  PBM activities include originating single-family loans (first mortgage, one-to-four units), second mortgages and equity lines of credit for sale to investors or held for investment.  Loans are primarily originated in Southern California by loan agents employed by the Bank, as well as from the banking locations and freestanding lending offices.  PBM originates loans from three freestanding lending offices in Southern California and one free standing lending office in Northern California, as well as from the banking locations.

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the valuation of loan servicing assets, the valuation of REOs, the determination of the loan repurchase reserve and the valuation of derivative financial instruments.

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

Notes to Consolidated Financial Statements

Loans
Loans held for investment consist primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land.  The single-family adjustable-rate mortgage (“ARM”) is the Corporation’s primary loan investment.  Additionally, multi-family, commercial real estate, construction, and to a lesser extent, commercial business and consumer loans, are becoming a substantial part of loans held for investment.  These loans are generally offered to customers and businesses located in Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and to a lesser extent in Orange, Los Angeles, San Diego and other counties, including Alameda county and surrounding counties in Northern California.  Further deterioration in the economic conditions of these markets could adversely affect the Corporation’s business, financial condition and profitability.  Such further deterioration could give rise to increased loan delinquencies, an increase in problem assets and foreclosures, decreased loan demand and a decline in real estate values.

Loan origination fees and certain direct origination expenses are deferred and amortized to interest income over the contractual life of the loan using the effective interest method.  The amortization is discontinued for non-performing loans.  Interest receivable represents, for the most part, the current month’s interest, which will be included as a part of the borrower’s next monthly loan payment.  Interest receivable is accrued only if deemed collectible.  Loans are deemed to be in non-accrual status when they become 90 days past due or if the loan is deemed impaired.  When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income.  Interest income on non-accrual loans is subsequently recognized only to the extent that cash is received and the loans’ principal balance is deemed collectible.  Non-accrual loans that become current as to both principal and interest are returned to accrual status after demonstrating satisfactory payment history and when future payments are expected to be collected.

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

Loans held for sale are carried at the lower of cost or fair value.  Fair value is generally determined by outstanding commitments from investors or investors’ current yield requirements as calculated on the aggregate loan basis.  Loans are generally sold without recourse, other than standard representations and warranties, except those loans sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program which has a specific recourse provision.  Most loans are sold on a servicing released basis.  In some transactions, primarily loans sold under the MPF program, the Corporation may retain the servicing rights in order to generate servicing income.  Where the Corporation continues to service loans after sale, investors are paid their share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loan’s contractual interest rate.

As described in the preceding paragraph, loans sold to the FHLB – San Francisco under the MPF program have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse are the responsibility of the FHLB – San Francisco.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  As of June 30, 2008, the Bank has

Notes to Consolidated Financial Statements

$150.9 million of loans outstanding under this program and has established a recourse liability of $166,000 as compared to $173.2 million of loans outstanding and a recourse liability of $191,000 at June 30, 2007.  As of June 30, 2008, no losses had been experienced in this program.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the year ended June 30, 2008, the Bank repurchased $4.5 million of single-family mortgage loans as compared to $14.6 million in fiscal 2007 and $2.0 million in fiscal 2006.  In addition to the specific recourse liability for the MPF program, the Bank has established a recourse liability of $1.9 million and $194,000 for loans sold to other investors as of June 30, 2008 and 2007, respectively.

Activity in the recourse liability for the years ended June 30, 2008 and 2007 was as follows:

(In Thousands)	2008	2007
Balance, beginning of year	$ 385	$ 222
Provision	1,688	163
Balance, end of the year	$ 2,073	$ 385

The Bank is obligated to refund loan sale premiums to investors when loans pay off within a specific time period following the loan sale; the time period ranges from three to six months, depending upon the sale agreement.  Total loan sale premium (recovery) refunds in fiscal 2008, 2007 and 2006 were $(25,000), $358,000 and $648,000, respectively.  As of June 30, 2008 and 2007, the Bank has an outstanding liability of $52,000 and $149,000, respectively, for future loan sale premium refunds.

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

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is based on the present value of estimated net future cash flows related to contractually specified servicing fees.  The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  In estimating fair values at June 30, 2008 and 2007, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 8.58% and 3.53%, respectively, and a weighted-average discount rate of 9.00% for both periods.  Servicing assets, which are included in Other Assets in the accompanying Consolidated Statements of Financial Condition, had a carrying value of $673,000 and a fair value of $1.4 million at June 30, 2008.  Servicing assets at June 30, 2007 had a carrying value of $991,000 and a fair value of $2.0 million.  There were no impairment allowances required for the servicing assets as of June 30, 2008 and 2007.    Total additions to loan servicing assets during the fiscal years ended June 30, 2008 and 2007 were $21,000 and $33,000, respectively.  Total amortization of the loan servicing assets during fiscal years ended June 30, 2008, 2007 and 2006 were $339,000, $421,000 and $473,000, respectively.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions that are used to value the related servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income.  Interest-only strips are included in Other Assets in the accompanying Consolidated Statements of Financial Condition and had a fair value of $419,000, gross unrealized gains of $286,000 and an unamortized cost of $133,000 at June 30, 2008.   Interest-only strips at June 30, 2007 had a fair value of $603,000, gross unrealized gains of $378,000 and an unamortized cost of $225,000.  There were no

Notes to Consolidated Financial Statements

additions to interest-only strips during fiscal 2008, while $5,000 was added during fiscal 2007.  Total amortization of the interest-only strips during fiscal years ended June 30, 2008, 2007 and 2006 were $92,000, $105,000 and $114,000, respectively.

During the years ended June 30, 2008, 2007 and 2006, the Corporation sold 48%, 38% and 26%, respectively, of its loans originated for sale to a single primary investor.  If the Corporation is unable to sell loans to its primary investor, find alternative investors, or change its loan programs to meet investor guidelines, it may have a significant negative impact on the Corporation’s operations.

During the first half of fiscal 2008, the Bank closed the PBM loan production offices in Diamond Bar, La Quinta, San Diego, Temecula, Torrance and Vista, California.  The closures were due primarily to the decline in loan demand resulting from, among other factors, a decline in the real estate market, stricter loan underwriting standards and the well documented deterioration of the mortgage banking environment.

For the fiscal year ended June 30, 2008, the Bank recognized $210,000 of charges related to the loan production offices closings ($166,000 in premises and occupancy expense and $44,000 in salaries and employee benefits expense).  As of June 30, 2008, the Bank did not have a remaining liability with respect to these actions and does not believe that additional charges will be incurred.

Allowance for loan losses
It is the policy of the Corporation to provide an allowance for loan losses inherent in the loans held for investment as of the balance sheet date when any significant and permanent decline in the borrower’s ability to pay has occurred.  Periodic reviews are made in an attempt to identify potential problems at an early stage. Individual loans are periodically reviewed and are classified according to their inherent risk.  The internal asset review policy used by the Corporation is the primary basis by which the Corporation evaluates the probable loss exposure.  Management’s determination of the adequacy of the allowance for loan losses is based on an evaluation of the loans held for investment, past experience, prevailing market conditions, and other relevant factors.  The determination of the allowance for loan losses is based on estimates that are particularly susceptible to changes in the economic environment and market conditions.  The allowance is increased by the provision for loan losses charged against income and reduced by charge-offs, net of recoveries.

Allowance for unfunded loan commitments
The Corporation maintains the allowance for unfunded loan commitments at a level that is adequate to absorb estimated probable losses related to these unfunded credit facilities.  The Corporation determines the adequacy of the allowance based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities.  The allowance for unfunded loan commitments is recorded as a liability on the Consolidated Statements of Financial Condition. Net adjustments to the allowance for unfunded loan commitments are included in other non-interest expense on the Consolidated Statements of Operations.

Restructured loans
A troubled debt restructuring is a loan which the Corporation, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Corporation would not otherwise consider.

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to:

      a)     A reduction in the stated interest rate.

Notes to Consolidated Financial Statements

b)	An extension of the maturity at an interest rate below market.
c)	A reduction in the face amount of the debt.
d)	A reduction in the accrued interest.
e)	Re-aging, extensions, deferrals, renewals and rewrites.

The restructured loans are classified “Special Mention” or “Substandard” depending on the severity of the modification.  Loans that were paid current at the time of modification may be upgraded in their classification after a sustained period of repayment performance, usually six months or longer.

Loans that are past due at the time of modification are classified “substandard” and placed on non-accrual status.  Those loans may be upgraded in their classification and placed on accrual status once there is a sustained period of repayment performance (usually six months or longer) and there is a reasonable assurance that the repayment will continue.

Impaired loans
The Corporation assesses loans individually and identifies impairment when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans may currently be performing.  Factors considered in determining impairment include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions.  The Corporation measures each impaired loan based on the fair value of its collateral or cash flow and charges off those loans or portions of loans deemed uncollectible.

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

Impairment of long-lived assets
The Corporation reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable.  Long-lived assets include buildings, land, fixtures, furniture and equipment.  An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life are less than the net book value.  When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value.

Premises and equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation is computed primarily on a straight-line basis over the estimated useful lives as follows:

Buildings …………………………………..      10 to 40 years
Furniture and fixtures …………………….      3 to 10 years
Automobiles ………………………………      3 years
Computer equipment ……………………..      3 to 5 years

Leasehold improvements are amortized over the respective lease terms or the useful life of the improvement, which range from one to 10 years.  Maintenance and repair costs are charged to operations as incurred.

Notes to Consolidated Financial Statements

Income taxes
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.  FIN 48 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions.  In this regard, an uncertain tax position represents the Corporation’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 provides guidance on the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  On July 1, 2007, the Corporation adopted the provisions of FIN 48 and had no cumulative effect adjustment recognized upon adoption. In addition, as a result of adoption of FIN 48, the Corporation does not have any unrecognized tax benefits as a result of uncertainty in income taxes on its Consolidated Statements of Financial Condition as of July 1, 2007 and June 30, 2008.  It is the Corporation’s policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense.  There were $104,000 in interest and no penalties included in the Consolidated Statements of Operations for the fiscal year ended June 30, 2008.  The Corporation files income tax returns with the United States federal and state of California jurisdictions.  The Corporation is no longer subject to United States federal and state income tax examinations by tax authorities for years ended on or before June 30, 2003.  Accordingly, the tax years ended June 30, 2004 through 2007 remain open to examination by the federal and state taxing authorities.  The Corporation is currently undergoing a regular review by the Internal Revenue Service for fiscal 2006 and 2007, and as part of that review, a tax adjustment of $407,000 was recorded in fiscal 2008 tax expense, which includes $104,000 in interest, for a disallowed tax deduction related to the sale of the commercial building sold in 2006.  Management has not been made aware of any other significant issues at this time.

Cash dividend
A declaration or payment of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.   Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

Stock repurchases
The Corporation repurchases its common stock consistent with Board-approved stock repurchase plans. During fiscal 2008, the Corporation repurchased 187,081 shares under the June 2007 stock repurchase program (59% of the authorized shares) with an average cost of $21.78 per share.  The June 2007 program expired in June 2008.  During fiscal 2008, the Corporation also repurchased 995 shares of restricted stock in lieu of distribution to employees (to satisfy the minimum income tax required to be withheld from employees) at an average cost of $22.21 per share.  On June 26, 2008, the Corporation announced a stock repurchase program for the repurchase of up to 5% of its common stock or approximately 310,385 shares.  As of June 30, 2008, no shares have been repurchased under the June 2008 stock repurchase program, leaving all authorized shares available for future repurchase activity.

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

The adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense solely related to issued and unvested stock option grants.  The incremental stock-based compensation expense for fiscal years ended June 30, 2008, 2007 and 2006 was $742,000, $462,000 and $394,000, respectively.  Cash provided by operating activities for fiscal 2008, 2007 and 2006 decreased by $6,000, $81,000 and $2.6 million, respectively, and cash provided by financing activities increased by an identical amount for fiscal 2008, 2007 and 2006, respectively, related to excess tax benefits from stock-based payment arrangements.

ESOP (Employee Stock Ownership Plan)
The Corporation recognizes compensation expense when shares are committed to be released to employees in an amount equal to the fair value of the shares so committed.  The difference between the amount of compensation expense and the cost of the shares released is recorded as additional paid-in capital.  Any cash dividends received on the unallocated ESOP shares which are applied as a prepayment to the ESOP loan leads to additional shares released and additional compensation expense.

Restricted stock
The Corporation recognizes compensation expense over the vesting period of the shares awarded, equal to the fair value of the shares at the award date.

Post retirement benefits
The estimated obligation for post retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees.  The post retirement benefit liability is included in other liabilities in the accompanying consolidated financial statements.  Effective July 1, 2003, the Corporation discontinued the post retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits.  At June 30, 2008, the accrued liability for post retirement benefits is $86,000 and is fully funded consistent with actuarially determined estimates of the future obligation.

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

Notes to Consolidated Financial Statements

The components of other comprehensive income (loss) and their related tax effects are as follows:

	For the Year Ended June 30,
(In Thousands)	2008	2007	2006
Unrealized holding (losses) gains on securities available for sale, net	$ (266)	$ 1,903	$ (1,241)
Reclassification adjustment for gains realized in income	-	-	-
Net unrealized (losses) gains	(266)	1,903	(1,241)
Tax effect	112	(799)	521
Net-of-tax amount	$ (154)	$ 1,104	$ (720)

Recent accounting pronouncements

Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 161:
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative and Hedging Activities - an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures on derivative and hedging activities.  These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption encouraged.  Management does not anticipate a material impact, if any, to the Corporation’s financial condition, results of operations, or cash flows.

SFAS No. 159:
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of this statement did not have a material impact to the Corporation’s financial condition, results of operations, or cash flows.

SFAS No. 157:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this statement did not have a material impact to the Corporation’s financial condition, results of operations, or cash flows.

Notes to Consolidated Financial Statements

2. Investment Securities:

The amortized cost and estimated fair value of investment securities as of June 30, 2008 and 2007 were as follows:

June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government sponsored enterprise debt securities	$ 5,250	$ -	$ (139)	$ 5,111	$ 5,111
U.S. government agency MBS	90,960	247	(269)	90,938	90,938
U.S. government sponsored enterprise MBS (1)	53,847	422	(15)	54,254	54,254
Private issue CMO (2)	2,275	-	(50)	2,225	2,225
Freddie Mac common stock	6	92	-	98	98
Fannie Mae common stock	1	7	-	8	8
Other common stock	118	350	-	468	468
Total available for sale	152,457	1,118	(473)	153,102	153,102
Total investment securities	$ 152,457	$ 1,118	$ (473)	$ 153,102	$ 153,102

(1)	Mortgage-backed securities (“MBS”)
(2)	Collateralized Mortgage Obligations (“CMO”)

June 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Held to maturity
U.S. government sponsored enterprise debt securities	$ 19,000	$ -	$ (164)	$ 18,836	$ 19,000
U.S. government agency MBS	1	-	-	1	1
Total held to maturity	19,001	-	(164)	18,837	19,001

Available for sale
U.S. government sponsored enterprise debt securities	9,849	-	(166)	9,683	9,683
U.S. government agency MBS	57,555	19	(35)	57,539	57,539
U.S. government sponsored enterprise MBS	58,861	337	(132)	59,066	59,066
Private issue CMO	4,627	22	(8)	4,641	4,641
Freddie Mac common stock	6	358	-	364	364
Fannie Mae common stock	1	25	-	26	26
Other common stock	118	405	-	523	523
Total available for sale	131,017	1,166	(341)	131,842	131,842
Total investment securities	$ 150,018	$ 1,166	$ (505)	$ 150,679	$ 150,843

During fiscal 2008, $29.0 million of investment securities matured or were called by the issuer, $47.5 million of MBS principal payments were received and $78.9 million of investment securities were purchased.  In fiscal 2007,

Notes to Consolidated Financial Statements

$44.5 million of investment securities matured or were called by the issuer, $40.1 million of MBS principal payments were received and $56.5 million of investment securities were purchased.  In fiscal 2006, $4.2 million of investment securities matured and $49.0 million of MBS principal payments were received.  No investment securities were sold during the fiscal years ended June 30, 2008, 2007 and 2006.

As of June 30, 2008 and 2007, the Corporation held investments with an unrealized loss position totaling $473,000 and $505,000, respectively, consisting of the following:

As of June 30, 2008	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise debt securities:
Fannie Mae	$ 1,940	$ 60	$ -	$ -	$ 1,940	$ 60
FHLB	3,171	79	-	-	3,171	79
U.S. government agency MBS:
GNMA (1)	47,048	269	-	-	47,048	269
U.S. government sponsored enterprise MBS:
Freddie Mac	8,770	15	-	-	8,770	15
Private issue CMO:
Other institutions	1,836	49	389	1	2,225	50
Total	$ 62,765	$ 472	$ 389	$ 1	$ 63,154	$ 473

(1)	Government National Mortgage Association (“GNMA”)

As of June 30, 2007	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise debt securities:
Freddie Mac	$ -	$ -	$ 10,869	$ 130	$ 10,869	$ 130
FHLB	-	-	17,650	200	17,650	200
U.S. government agency MBS:
GNMA	27,769	32	4,762	3	32,531	35
U.S. government sponsored enterprise MBS:
Fannie Mae	-	-	2,988	54	2,988	54
Freddie Mac	14,821	78	-	-	14,821	78
Private issue CMO:
Other institutions	-	-	1,222	8	1,222	8
Total	$ 42,590	$ 110	$ 37,491	$ 395	$ 80,081	$ 505

As of June 30, 2008, the unrealized holding losses relate to a total of 15 investment securities, which consist of 11 adjustable rate MBS (primarily U.S. government agency MBS), two adjustable rate private issue CMO and two fixed rate government sponsored enterprise debt obligations, ranging from a de minimus percentage to 3.1% of cost.  Of

Notes to Consolidated Financial Statements

these unrealized losses in investment securities, only one has been in an unrealized loss position for more than 12 months.  Such unrealized holding losses are primarily the result of fluctuations in interest rates during fiscal 2008 and to a lesser degree, of credit concerns perceived by the market on agency and private issue investment securities.  Based on the nature of the investments, management concluded that such unrealized losses were not other than temporary as of June 30, 2008.  The Corporation has the ability and positive intent to hold the investment securities to maturity, thereby realizing a full recovery.

Contractual maturities of investment securities as of June 30, 2008 and 2007 were as follows:

(In Thousands)	June 30, 2008		June 30, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Held to maturity
Due in one year or less	$ -	$ -	$ 19,000	$ 18,836
Due after one through five years	-	-	1	1
Due after five years	-	-	-	-
	-	-	19,001	18,837
Available for sale
Due in one year or less	-	-	8,095	7,965
Due after one through five years	-	-	1,850	1,813
Due after five through ten years	5,250	5,111	-	-
Due after ten years	147,082	147,417	120,947	121,151
No stated maturity (common stock)	125	574	125	913
	152,457	153,102	131,017	131,842
Total investment securities	$ 152,457	$ 153,102	$ 150,018	$ 150,679

3.	Loans Held for Investment:

Loans held for investment consisted of the following:

(In Thousands)	June 30,
	2008	2007

Mortgage loans:
Single-family	$ 808,836	$ 827,656
Multi-family	399,733	330,231
Commercial real estate	136,176	147,545
Construction	32,907	60,571
Commercial business loans	8,633	10,054
Consumer loans	625	509
Other loans	3,728	9,307
	1,390,638	1,385,873
Less:
Undisbursed loan funds	(7,864)	(25,484)
Deferred loan costs	5,261	5,152
Allowance for loan losses	(19,898)	(14,845)
Total loans held for investment, net	$ 1,368,137	$ 1,350,696

Notes to Consolidated Financial Statements

Fixed-rate loans comprised 4% of loans held for investment at June 30, 2008, unchanged from June 30, 2007.  As of June 30, 2008, the Bank had $80.0 million in mortgage loans that are subject to negative amortization, consisting of $45.1 million in multi-family loans, $22.0 million in commercial real estate loans and $12.9 million in single-family loans.  This compares to negative amortization mortgage loans of $87.4 million at June 30, 2007, consisting of $47.8 million in multi-family loans, $27.0 million in commercial real estate loans and $12.6 million in single-family loans.  The amount of negative amortization included in loan balances increased to $610,000 at June 30, 2008 from $397,000 at June 30, 2007.  During fiscal 2008, approximately $274,000, or 0.32%, of loan interest income represented negative amortization, up from $272,000, or 0.30% in fiscal 2007.  Negative amortization involves a greater risk to the Bank because the loan principal balance may increase by a range of 110% to 115% of the original loan amount.  Also, the Bank has invested in interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable interest rate and a fully amortizing loan payment.  As of June 30, 2008 and 2007, the interest-only ARM loans were $601.3 million and $619.7 million, or 43.5% and 45.4% of loans held for investment, respectively.

The following table sets forth information at June 30, 2008 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable interest rate loans and fixed interest rate loans.  Adjustable interest rate loans having no stated repricing dates and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Bank’s actual repricing experience to differ materially from that shown below.

	Adjustable Rate
		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond	Fixed
(In Thousands)	One Year	3 Years	5 Years	10 Years	10 Years	Rate	Total

Mortgage loans:
Single-family	$ 150,547	$ 390,942	$ 256,588	$ 2,876	$ -	$ 7,883	$ 808,836
Multi-family	135,597	86,019	128,494	34,386	-	15,237	399,733
Commercial real estate	38,312	41,701	30,164	2,435	-	23,564	136,176
Construction	32,907	-	-	-	-	-	32,907
Commercial business loans	5,951	-	-	-	-	2,682	8,633
Consumer loans	601	-	-	-	-	24	625
Other loans	3,223	-	-	-	-	505	3,728
Total loans held for
investment	$ 367,138	$ 518,662	$ 415,246	$ 39,697	$ -	$ 49,895	$ 1,390,638

The following summarizes the components of the net change in the allowance for loan losses:

(In Thousands)	Year Ended June 30,
	2008	2007	2006

Balance, beginning of year	$ 14,845	$ 10,307	$ 9,215
Provision for loan losses	13,108	5,078	1,134
Recoveries	223	1	2
Charge-offs	(8,278)	(541)	(44)
Balance, end of year	$ 19,898	$ 14,845	$ 10,307

Notes to Consolidated Financial Statements

Non-accrual loans were $23.2 million and $15.9 million at June 30, 2008 and 2007, respectively.  The effect of non-accrual and restructured loans on interest income for the years ended June 30, 2008, 2007 and 2006 is presented below:

(In Thousands)	Year Ended June 30,
	2008	2007	2006

Contractual interest due	$ 2,127	$ 1,162	$ 146
Interest recognized	(263)	(173)	(33)
Net interest foregone	$ 1,864	$ 989	$ 113

The following tables identify the Corporation’s total recorded investment in impaired loans by type, net of specific allowances, at June 30, 2008 and 2007:

(In Thousands)	June 30, 2008
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 20,356	$ (5,004)	$ 15,352
Without a related allowance	1,978	-	1,978
Total single-family loans	22,334	(5,004)	17,330

Commercial real estate:
Without a related allowance	572	-	572
Total commercial real estate loans	572	-	572

Construction:
With a related allowance	2,219	(1,425)	794
Without a related allowance	3,922	-	3,922
Total construction loans	6,141	(1,425)	4,716

Commercial business loans:
With a related allowance	59	(59)	-
Total commercial business loans	59	(59)	-

Other loans:
With a related allowance	47	(15)	32
Without a related allowance	543	-	543
Total other loans	590	(15)	575
Total impaired loans	$ 29,696	$ (6,503)	$ 23,193

Notes to Consolidated Financial Statements

(In Thousands)	June 30, 2007
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 2,651	$ (621)	$ 2,030
Without a related allowance	11,241	-	11,241
Total single-family loans	13,892	(621)	13,271

Construction:
With a related allowance	4,981	(2,624)	2,357
Total construction loans	4,981	(2,624)	2,357

Commercial business loans:
With a related allowance	252	(81)	171
Total commercial business loans	252	(81)	171

Other loans:
Without a related allowance	108	-	108
Total other loans	108	-	108
Total impaired loans	$ 19,233	$ (3,326)	$ 15,907

At June 30, 2008 and 2007, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

During the fiscal years ended June 30, 2008, 2007 and 2006, the Corporation’s average investment in impaired loans was $17.2 million, $10.2 million and $1.8 million, respectively.  Interest income of $2.2 million, $646,000 and $192,000 was recognized, based on cash receipts, on impaired loans during the years ended June 30, 2008, 2007 and 2006, respectively.  The Corporation records interest on non-accrual loans utilizing the cash basis method of accounting during the periods when the loans are on non-accrual status.

During the fiscal year ended June 30, 2008, 32 loans for $10.5 million were modified from their original terms, were re-underwritten at current market interest rates and were identified in our asset quality reports as restructured loans.  As of June 30, 2008, these restructured loans are classified as follows: six are classified as pass ($2.3 million); 13 are classified as special mention and remain on accrual status ($4.0 million); eight are classified as substandard and remain on accrual status ($2.8 million); and five are classified as substandard on non-accrual status ($1.4 million).

Notes to Consolidated Financial Statements

The following table shows the restructured loans by type, net of specific allowances, at June 30, 2008:

(In Thousands)	June 30, 2008
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 1,900	$ (545)	$ 1,355
Without a related allowance	9,101	-	9,101
Total single-family loans	11,001	(545)	10,456

Other loans:
Without a related allowance	28	-	28
Total other loans	28	-	28
Total restructured loans	$ 11,029	$ (545)	$ 10,484

In the ordinary course of business, the Bank makes loans to its directors, officers and employees at substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers.  The following is a summary of related-party loan activity:

(In Thousands)	Year Ended June 30,
	2008	2007	2006

Balance, beginning of year	$ 3,123	$ 5,497	$ 5,417
Originations	1,443	3,157	4,111
Sales/payments	(2,169)	(5,531)	(4,031)
Balance, end of year	$ 2,397	$ 3,123	$ 5,497

4.	Mortgage Loan Servicing and Loans Originated for Sale:

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation:

(In Thousands)	Year Ended June 30,
	2008	2007	2006

Loans serviced for Freddie Mac	$ 4,215	$ 6,315	$ 8,918
Loans serviced for Fannie Mae	20,496	21,206	22,484
Loans serviced for FHLB – San Francisco	150,908	173,239	201,644
Loans serviced for other institutional investors	5,413	5,028	6,604
Total loans serviced for others	$ 181,032	$ 205,788	$ 239,650

Mortgage servicing assets are recorded when loans are sold to investors and the servicing of those loans is retained by the Bank.  Mortgage servicing assets are subject to interest rate risk and may become impaired when interest rates

Notes to Consolidated Financial Statements

fall and the borrowers refinance or prepay their mortgage loans.  The mortgage servicing assets are derived primarily from single-family loans.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.  Income from servicing loans is reported as loan servicing and other fees in the Corporation’s consolidated financial statements of operations, and the amortization of mortgage servicing assets is reported as a reduction to the loan servicing income.  Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.  As of June 30, 2008 and 2007, the Corporation held borrowers’ escrow balances related to loans serviced for others of $478,000 and $493,000, respectively.

Loans sold to the FHLB – San Francisco were completed under the MPF Program, which entitles the Bank to a credit enhancement fee collected from FHLB – San Francisco on a monthly basis.

The following table summarizes the Corporation’s mortgage servicing assets (“MSA”) for fiscal years ended June 30, 2008 and 2007.

	Year Ended June 30,
(Dollars In Thousands)	2008	2007
MSA balance, beginning of fiscal year	$ 991	$ 1,379
Additions	21	33
Amortization	(339)	(421)
MSA balance, end of fiscal year, before impairment allowance	673	991
Impairment allowance	-	-
MSA balance, end of fiscal year	$ 673	$ 991

Fair value, beginning of fiscal year	$ 1,998	$ 2,152
Fair value, end of fiscal year	$ 1,387	$ 1,998

Impairment allowance, beginning of fiscal year	$ -	$ -
Impairment provision	-	-
Impairment allowance, end of fiscal year	$ -	$ -

Key Assumptions:
Weighted-average discount rate	9.00%	9.00%
Weighted-average prepayment speed	8.58%	3.53%

Notes to Consolidated Financial Statements

The following table summarizes the estimated future amortization of mortgage servicing assets for the next five years and thereafter:

Amount
Year Ending June 30,	(In Thousands)

2009	$ 261
2010	150
2011	115
2012	91
2013	50
Thereafter	6
Total estimated amortization expense	$ 673

The following table represents the hypothetical effect on the fair value of the Corporation’s mortgage servicing assets using an unfavorable shock analysis of certain key assumptions used in the valuation of the mortgage servicing assets as of June 30, 2008 and 2007.  This analysis is presented for hypothetical purposes only.  As the amounts indicate, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.

	Year Ended June 30,
(Dollars In Thousands)	2008	2007
MSA net carrying value	$ 673	$ 991

CPR assumption (weighted-average)	8.58%	3.53%
Impact on fair value of 10% adverse change of prepayment speed	$ (32)	$ (28)
Impact on fair value of 20% adverse change of prepayment speed	$ (62)	$ (56)

Discount rate assumption (weighted-average)	9.00%	9.00%
Impact on fair value of 10% adverse change of discount rate	$ (56)	$ (91)
Impact on fair value of 20% adverse change of discount rate	$ (109)	$ (175)

Loans sold consisted of the following:

(In Thousands)	Year Ended June 30,
	2008	2007	2006

Loans sold:
Servicing – released	$ 368,925	$ 1,119,330	$ 1,242,093
Servicing – retained	4,534	4,108	19,348
Total loans sold	$ 373,459	$ 1,123,438	$ 1,261,441

Notes to Consolidated Financial Statements

Loans held for sale consisted of the following:

(In Thousands)	June 30,
	2008	2007

Fixed rate	$ 27,390	$ 1,337
Adjustable rate	1,071	-
Total loans held for sale	$ 28,461	$ 1,337

5.	Real Estate Owned:

Real estate owned consisted of the following:

(In Thousands)	June 30,
	2008	2007

Real estate owned	$ 9,872	$ 3,804
Less the allowance for real estate owned losses	(517)	-
Total real estate owned, net	$ 9,355	$ 3,804

Real estate owned was primarily the result of real estate acquired in the settlement of loans.  As of June 30, 2008, real estate owned was comprised of 45 properties, primarily single-family residences and land located in Southern California.  This compares to 10 real estate owned properties at June 30, 2007, primarily single-family residences located in Southern California.  The increase in real estate owned was due primarily to more foreclosures resulting from weakness in the real estate market, stringent underwriting standards, less liquidity in the secondary market and other related factors.

During fiscal 2008, the Bank acquired 72 real estate owned properties in the settlement of loans and sold 37 properties for a net loss of $932,000.

A summary of the disposition and operations of real estate owned acquired in the settlement of loans for the fiscal years ended June 30, 2008, 2007 and 2006 consisted of the following:

(In Thousands)	Year Ended June 30,
	2008	2007	2006

Net (losses) gains on sale	$ (932)	$ 46	$ 20
Net operating expenses	(1,234)	(163)	-
Provision for estimated losses	(517)	-	-
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	$ (2,683)	$ (117)	$ 20

Notes to Consolidated Financial Statements

6.	Premises and Equipment:

Premises and equipment consisted of the following:

(In Thousands)	June 30,
	2008	2007

Land	$ 3,051	$ 3,051
Buildings	8,167	8,416
Leasehold improvements	1,524	1,525
Furniture and equipment	6,535	7,030
Automobiles	106	81
	19,383	20,103
Less accumulated depreciation and amortization	(12,870)	(12,980)
Total premises and equipment, net	$ 6,513	$ 7,123

Depreciation and amortization expense for the years ended June 30, 2008, 2007 and 2006 amounted to $1.0 million, $972,000 and $1.2 million, respectively.

7.	Deposits:

(Dollars in Thousands)	June 30, 2008		June 30, 2007
	Interest Rate	Amount	Interest Rate	Amount

Checking deposits – non interest-bearing	-	$ 48,056	-	$ 45,112
Checking deposits – interest-bearing (1)	0% - 1.50%	122,065	0% - 3.92%	122,588
Savings deposits (1)	0% - 3.25%	144,883	0% - 5.11%	153,036
Money market deposits (1)	0% - 2.47%	33,675	0% - 5.12%	32,054
Time deposits
Under $100	0.40% - 5.84%	300,467	0.40% - 5.84%	302,738
$100 and over (2)	1.36% - 5.84%	363,264	2.47% - 5.70%	345,869
Total deposits		$ 1,012,410		$ 1,001,397
Weighted average interest rate on deposits		2.95%		3.63%

(1)	Certain interest-bearing checking, savings and money market accounts require a minimum balance to earn interest.
(2)	Includes a single depositor with balances of $100.3 million and $100.0 million at June 30, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements

The aggregate annual maturities of time deposits are as follows:

(In Thousands)	June 30,
	2008	2007

One year or less	$ 589,384	$ 434,463
Over one to two years	60,159	162,722
Over two to three years	7,020	46,985
Over three to four years	2,430	1,912
Over four to five years	4,680	2,525
Over five years	58	-
Total time deposits	$ 663,731	$ 648,607

Interest expense on deposits is summarized as follows:

(In Thousands)	Year Ended June 30,
	2008	2007	2006

Checking deposits – interest-bearing	$ 881	$ 961	$ 814
Savings deposits	2,896	2,823	3,151
Money market deposits	726	563	472
Time deposits	30,073	26,867	17,691
Total interest expense on deposits	$ 34,576	$ 31,214	$ 22,128

The Corporation is required to maintain reserve balances with the Federal Reserve Bank.  Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank.  The cash balances maintained by the Bank at June 30, 2008 and 2007 were sufficient to cover the reserve requirements.

8.	Borrowings:

Advances from the FHLB – San Francisco, which mature on various dates through 2021, are collateralized by pledges of certain real estate loans with an aggregate principal balance at June 30, 2008 and 2007 of $899.3 million and $875.2 million, respectively.  In addition, the Bank pledged investment securities totaling $26.4 million at June 30, 2008 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) program as compared to $24.9 million at June 30, 2007.  At June 30, 2008, the Bank’s FHLB – San Francisco borrowing capacity, which is limited to 50% of total assets reported on the Bank’s quarterly thrift financial report, is approximately $837.1 million as compared to $885.2 million at June 30, 2007.  As of June 30, 2008 and 2007, the remaining borrowing facility was $352.7 million and $370.9 million, respectively, with the remaining collateral of $439.9 million and $391.9 million, respectively.

In addition, the Bank has a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $25.0 million which matures on November 30, 2008.  Management intends to request a renewal.  As of June 30, 2008 and 2007, the Bank has no borrowings outstanding under this facility.

Notes to Consolidated Financial Statements

Borrowings consisted of the following:

(In Thousands)	June 30,
	2008	2007

FHLB – San Francisco advances	$ 466,335	$ 478,774
SBC FHLB – San Francisco advances	13,000	24,000
Total borrowings	$ 479,335	$ 502,774

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock.  The Bank held the required investment of $30.0 million and an excess investment of $2.1 million at June 30, 2008, as compared to the required investment of $32.2 million and an excess investment of $11.7 million at June 30, 2007.  Any excess may be redeemed at par by the Bank or returned by FHLB – San Francisco.

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2008	2007	2006

Balance outstanding at the end of year:
FHLB – San Francisco advances	$ 479,335	$ 502,774	$ 546,211
Correspondent bank advances	-	-	-

Weighted average rate at the end of year:
FHLB – San Francisco advances	3.81%	4.55%	4.53%
Correspondent bank advances	-	-	-

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$ 499,744	$ 689,443	$ 572,342
Correspondent bank advances	$ -	$ 1,000	-

Average short-term borrowings during the year (1)
with respect to:
FHLB – San Francisco advances	$ 188,390	$ 281,267	$ 121,950
Correspondent bank advances	$ 143	$ 168	$ 205

Weighted average short-term borrowing rate during the year (1)
with respect to:
FHLB – San Francisco advances	3.76%	4.89%	4.11%
Correspondent bank advances	5.36%	5.34%	3.46%
(1) Borrowings with a remaining term of 12 months or less.

Notes to Consolidated Financial Statements

The aggregate annual contractual maturities of borrowings are as follows:

(Dollars in Thousands)	June 30,
	2008	2007

Within one year	$ 142,600	$ 246,000
Over one to two years	112,000	30,000
Over two to three years	128,000	72,000
Over three to four years	65,000	88,000
Over four to five years	20,000	65,000
Over five years	11,735	1,774
Total borrowings	$ 479,335	$ 502,774
Weighted average interest rate	3.81%	4.55%

9.	Income Taxes:

The provision for income taxes consisted of the following:

(In Thousands)	Year Ended June 30,
	2008	2007	2006

Current:
Federal	$ 5,902	$ 6,568	$ 13,221
State	1,952	2,392	4,504
	7,854	8,960	17,725
Deferred:
Federal	(4,042)	233	(1,561)
State	(1,444)	(69)	(488)
	(5,486)	164	(2,049)
Provision for income taxes	$ 2,368	$ 9,124	$ 15,676

The Corporation’s tax benefit from non-qualified equity compensation in fiscal 2008, fiscal 2007 and fiscal 2006 was approximately $6,000, $81,000 and $2.6 million, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

	Year Ended June 30,
	2008	2007	2006

Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	7.9	7.5	7.2
Other	30.5	4.1	2.2
Effective income tax rate	73.4%	46.6%	44.4%

Notes to Consolidated Financial Statements

The increase in the effective income tax rate in fiscal 2008 was attributable to a higher percentage of permanent tax differences relative to income before taxes (primarily related to stock based compensation) and an additional tax provision of $407,000 on a disallowed deduction in the fiscal 2006 tax return which was discovered during the ongoing examination by the Internal Revenue Service.

Deferred tax assets by jurisdiction were as follows:

(In Thousands)	June 30,
	2008	2007

Deferred taxes – federal	$ (4,036)	$ 105
Deferred taxes – state	(1,589)	(133)
Total net deferred tax assets	$ (5,625)	$ (28)

Deferred tax assets were comprised of the following:

(In Thousands)	June 30,
	2008	2007

Depreciation	$ 66	$ 156
FHLB – San Francisco stock dividends	4,325	5,067
Unrealized gain on investment securities	120	343
Unrealized gain on interest-only strips	270	159
Deferred loan costs	2,932	3,038
Total deferred tax liabilities	7,713	8,763

State taxes	(39)	(757)
Loss reserves	(11,326)	(6,387)
Deferred compensation	(1,797)	(1,486)
Accrued vacation	(160)	(142)
Other	(16)	(19)
Total deferred tax assets	(13,338)	(8,791)
Net deferred tax assets	$ (5,625)	$ (28)

The net deferred tax assets are included in Other Assets in the accompanying Consolidated Statements of Financial Condition.  Management believes that it is more likely than not, the Company will generate sufficient taxable income in the future to realize the deferred tax assets recorded at June 30, 2008.

Retained earnings at June 30, 2008 included approximately $9.0 million for which federal income tax of $3.1 million had not been provided.  If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate.  If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

Notes to Consolidated Financial Statements

10.	Capital:

Federal regulations require that institutions with investments in subsidiaries conducting real estate investment and joint venture activities maintain sufficient capital over the minimum regulatory requirements.  The Bank maintains capital in excess of the minimum requirements.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Core Capital (as defined) to Adjusted Tangible Assets (as defined).  Management believes, as of June 30, 2008 and 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2008 and 2007, the most recent notification from the Office of Thrift Supervision categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum Total Risk-Based Capital (to risk-weighted assets), Core Capital (to adjusted tangible assets) and Tier 1 Risk-Based Capital (to risk-weighted assets) as set forth in the table.  There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.  In fiscal 2008, 2007 and 2006, the Bank declared and paid cash dividends of $12.0 million, $20.0 million and $6.0 million, respectively to, its parent, the Corporation.

Notes to Consolidated Financial Statements

The Bank’s actual capital amounts and ratios as of June 30, 2008 and 2007 are as follows:

(Dollars in Thousands)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of June 30, 2008
Total Risk-Based Capital	$ 127,411	12.25%	$ 83,236	>	8.0%	$ 104,045	>	10.0%
Core Capital	117,326	7.19%	65,252	>	4.0%	81,565	>	5.0%
Tier 1 Risk-Based Capital	114,345	10.99%	N/A		N/A	62,427	>	6.0%
Tangible Capital	117,326	7.19%	24,470	>	1.5%	N/A		N/A

As of June 30, 2007
Total Risk-Based Capital	$ 134,474	12.49%	$ 86,103	>	8.0%	$ 107,629	>	10.0%
Core Capital	125,568	7.62%	65,884	>	4.0%	82,355	>	5.0%
Tier 1 Risk-Based Capital	122,591	11.39%	N/A		N/A	64,577	>	6.0%
Tangible Capital	125,568	7.62%	24,707	>	1.5%	N/A		N/A

11.	Benefit Plans:

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements.  Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service.  The Corporation makes matching contributions up to 3% of participants’ pretax compensation.  Participants vest immediately in their own contributions with 100% vesting in the Corporation’s contributions occurring after six years of credited service.  The Corporation’s expense for the plan was approximately $304,000, $426,000 and $411,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

The Corporation has a multi-year employment agreement with one executive officer, which requires payments of certain benefits upon retirement.  At June 30, 2008, the accrued liability is $2.3 million; costs are being accrued and expensed annually; and the current obligation is fully funded consistent with contractual requirements and actuarially determined estimates of the total future obligation.

ESOP (Employee Stock Ownership Plan)

An ESOP was established on June 27, 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours.  The ESOP Trust borrowed $4.1 million from the Corporation to purchase 922,538 shares of the common stock issued in the conversion.  Shares purchased with the loan proceeds are held in an unearned ESOP account and released on a pro rata basis based on the distribution schedule and repayment of the ESOP loan.  The loan is principally repaid from the Corporation’s contributions to the ESOP over a period of 15 years.  In addition to the scheduled principal payments, the ESOP Trust has paid additional principal amounts, which came from cash dividends received on the unallocated ESOP shares.  The additional principal payments in fiscal 2008 and 2007 were $52,000 and $131,000, respectively.  These loan payments resulted in additional compensation expense and ESOP share releases.  At June 30, 2008 and 2007, the outstanding balance on the loan was $144,000 and $622,000, respectively.  Contributions to the ESOP and share releases from the unearned ESOP account are allocated among participants on the basis of

Notes to Consolidated Financial Statements

compensation, as described in the plan, in the year of allocation.  Benefits generally become 100% vested after six years of credited service.  Vesting accelerates upon retirement, death or disability of the participant or in the event of a change in control of the Corporation.  Forfeitures are reallocated among remaining participating employees in the same proportion as contributions.  Benefits are payable upon death, retirement, early retirement, disability or separation from service.  Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.  The expense related to the ESOP was $1.4 million, $2.6 million and $2.6 million for the years ended June 30, 2008, 2007 and 2006, respectively.  Of these expenses, $271,000, $835,000 and $904,000 were related to additional share releases consistent with the prepayment of the ESOP loan for the years ended June 30, 2008, 2007 and 2006, respectively.  At June 30, 2008 and 2007, the unearned ESOP account of $102,000 and $455,000, respectively, was reported as a reduction to stockholders’ equity.

The table below reflects ESOP activity for the year indicated (in number of shares):

	June 30,
	2008	2007	2006
Unallocated shares at beginning of year	102,309	192,255	284,885
Allocated	(79,436)	(89,946)	(92,630)
Unallocated shares at end of year	22,873	102,309	192,255

The fair value of unallocated ESOP shares was $216,000, $2.6 million and $5.8 million at June 30, 2008, 2007 and 2006, respectively.

12.	Incentive Plans:

As of June 30, 2008, the Corporation had three share-based compensation plans, which are described below.  These plans include the 2006 Equity Incentive Plan, 2003 Stock Option Plan and 1996 Stock Option Plan.  The 1997 Management Recognition Plan was fully distributed in July 2007 and is no longer an active incentive plan.  The compensation cost that has been charged against income for these plans was $1.0 million, $511,000 and $324,000 for fiscal years ended June 30, 2008, 2007 and 2006, respectively.  The income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation plans was $6,000, $81,000 and $2.6 million for fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Equity Incentive Plan.  The Corporation established and the shareholders approved the 2006 Equity Incentive Plan (“2006 Plan”) for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary.  The 2006 Plan authorizes 365,000 stock options and 185,000 shares of restricted stock.  The 2006 Plan also provides that no person may be granted more than 73,000 stock options or awarded 27,750 shares of restricted stock in any one year.

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

Notes to Consolidated Financial Statements

rate with a term similar to the underlying stock option on the particular grant date.

	Fiscal 2008	Fiscal 2007
Expected volatility range	-	19%
Weighted-average volatility	-	19%
Expected dividend yield	-	2.5%
Expected term (in years)	-	7.4
Risk-free interest rate	-	4.8%

In fiscal 2008, no options were granted or exercised from the 2006 Plan, while 12,000 options were forfeited in fiscal 2008.  A total of 187,300 options were granted in fiscal 2007 and the weighted-average fair value of options granted as of the grant date was $6.49 per option.  There was no other activity in fiscal 2007.  As of June 30, 2008 and 2007, there were 189,700 and 177,700 options, respectively, available for future grants under the 2006 Plan.

The following is a summary of stock option activity since the inception of the 2006 Plan and changes during the fiscal years ended June 30, 2008 and 2007 are presented below:

Equity Incentive Plan – Stock Options	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	-	-
Granted	187,300	$ 28.31
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2007	187,300	$ 28.31	9.61	$ -
Vested and expected to vest at June 30, 2007	149,840	$ 28.31	9.61	$ -
Exercisable at June 30, 2007	-	-	-	$ -

Outstanding at July 1, 2007	187,300	$ 28.31
Granted	-	-
Exercised	-	-
Forfeited	(12,000)	$ 28.31
Outstanding at June 30, 2008	175,300	$ 28.31	8.61	$ -
Vested and expected to vest at June 30, 2008	147,252	$ 28.31	8.61	$ -
Exercisable at June 30, 2008	35,060	$ 28.31	8.61	$ -

As of June 30, 2008 and 2007, there was $701,000 and $895,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the 2006 Plan.  The expense is expected to be recognized over a weighted-average period of 3.6 years and 4.6 years, respectively.  The forfeiture rate during fiscal 2008 and 2007 was 20 percent, calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

b) Equity Incentive Plan – Restricted Stock.  The Corporation will use 185,000 shares of its treasury stock to fund the 2006 Plan.  Awarded shares typically vest over a five-year period as long as the director, advisory director, director emeriti, officer or employee remains in service to the Corporation.  Once vested, a recipient of restricted stock will have all the rights of a shareholder, including the power to vote and the right to receive dividends.  The Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at

Notes to Consolidated Financial Statements

the award date.

In fiscal 2008, a total of 4,000 shares of restricted stock were awarded, 6,000 shares were forfeited and 11,350 shares were vested and distributed.  In fiscal 2007, a total of 62,750 shares of restricted stock were awarded and there was no other activity.  As of June 30, 2008 and 2007, there were 124,250 shares and 122,250 shares of restricted stock, respectively, available for future awards.

A summary of the status of the Corporation’s restricted stock since the inception of the plan and changes during the fiscal years ended June 30, 2008 and 2007 are presented below:

Equity Incentive Plan - Restricted Stock	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2006	-	-
Awarded	62,750	$ 26.49
Vested and distributed	-	-
Forfeited	-	-
Unvested at June 30, 2007	62,750	$ 26.49
Expected to vest at June 30, 2007	50,200	$ 26.49

Unvested at July 1, 2007	62,750	$ 26.49
Awarded	4,000	$ 18.09
Vested and distributed	(11,350)	$ 26.49
Forfeited	(6,000)	$ 26.49
Unvested at June 30, 2008	49,400	$ 25.81
Expected to vest at June 30, 2008	39,520	$ 25.81

As of June 30, 2008 and 2007, the unrecognized compensation expense under the 2006 Plan was $1.4 million and $1.6 million, respectively.  The expense is expected to be recognized over a weighted-average period of 3.6 years and 4.6 years, respectively.  Similar to options, a forfeiture rate of 20 percent is used for the restricted stock compensation expense calculations for both fiscal years.  The fair value of shares vested and distributed during the fiscal year ended June 30, 2008 was $178,000.

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

As a result of accelerating the vesting of these options, the Corporation recorded a $320,000 charge to compensation expense during the quarter ended June 30, 2005.  This charge represents a new measurement of compensation cost

Notes to Consolidated Financial Statements

for these options as of the modification date.  The modification introduced the potential for an effective renewal of the awards as some of these options may have been forfeited by the holders.  This charge will require quarterly adjustment in future periods for actual forfeiture experience.  For the fiscal year ended June 30, 2008, a recovery of $23,000 was realized; and since inception, a $301,000 recovery has been realized.  The Corporation estimates that the compensation expense related to these options that would have been recognized over their remaining vesting period pursuant to the transition provisions of SFAS No. 123(R) was $1.7 million.  Because these options are now fully vested, they are not subject to the provisions of SFAS No. 123(R).

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the assumptions noted in the following table.  The expected volatility is based on implied volatility from historical common stock closing prices for the last 84 months (or 30 months for grants prior to September 2006).  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis.  The expected term is based on the historical experience of all fully vested stock option grants and is reviewed annually.  The risk-free interest rate is based on the U.S. Treasury note rate with a term similar to the underlying stock option on the particular grant date.

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Expected volatility range	22%	23%	20% - 21%
Weighted-average volatility	22%	23%	20%
Expected dividend yield	3.6%	2.0%	1.9% - 2.0%
Expected term (in years)	6.9	7.4	7.6 – 7.8
Risk-free interest rate	4.8%	4.5% - 5.0%	4.1% - 4.7%

In fiscal 2008, the total options (under both plans) granted, exercised and forfeited were 50,000 options, 7,500 options and 57,700 options, respectively.  In fiscal 2007, the total options (under both plans) granted and exercised were 64,000 options and 51,393 options, respectively.  No options were forfeited in fiscal 2007.  As of June 30, 2008 and 2007, the number of options available for future grants under the Stock Option Plans were 14,900 options and 42,000 options, respectively.

Notes to Consolidated Financial Statements

The following is a summary of stock option activity under the 1996 and 2003 Plans:

Stock Option Plans	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2005	974,625	$ 14.62
Granted	19,000	$ 30.03
Exercised	(403,632)	$ 7.27
Forfeited	(37,000)	$ 25.83
Outstanding at June 30, 2006	552,993	$ 19.77	6.92	$ 5,657
Vested and expected to vest at June 30, 2006	503,353	$ 19.18	6.79	$ 5,447
Exercisable at June 30, 2006	344,793	$ 16.66	6.30	$ 4,600

Outstanding at July 1, 2006	552,993	$ 19.77
Granted	64,000	$ 30.02
Exercised	(51,393)	$ 19.80
Forfeited	-	-
Outstanding at June 30, 2007	565,600	$ 20.93	6.28	$ 2,822
Vested and expected to vest at June 30, 2007	523,980	$ 20.48	6.17	$ 2,795
Exercisable at June 30, 2007	357,500	$ 17.64	5.48	$ 2,689

Outstanding at July 1, 2007	565,600	$ 20.93
Granted	50,000	$ 19.92
Exercised	(7,500)	$ 9.15
Forfeited	(57,700)	$ 25.47
Outstanding at June 30, 2008	550,400	$ 20.52	5.61	$ 78
Vested and expected to vest at June 30, 2008	519,280	$ 20.24	5.48	$ 78
Exercisable at June 30, 2008	394,800	$ 18.71	4.79	$ 78

The weighted-average grant-date fair value of options granted during the fiscal years ended June 30, 2008, 2007 and 2006 was $3.94, $8.43 and $7.77 per share, respectively.  The total intrinsic value of options exercised during the years ended June 30, 2008, 2007 and 2006 was $104,000, $411,000 and $8.3 million, respectively.

As of June 30, 2008 and 2007, there was $1.4 million and $1.4 million of unrecognized compensation expense, respectively, related to non-vested share-based compensation arrangements granted under the 1996 and 2003 Stock Option Plans.  The expense is expected to be recognized over a weighted-average period of 2.7 years and 2.6 years, respectively.  The forfeiture rate during fiscal 2008 and 2007 was 20%, which was calculated based on the historical experience of all fully vested stock option grants and is reviewed annually.

Management Recognition Plan (“MRP”). The Corporation established the MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock.  The Corporation acquired 461,250 shares of its common stock in the open market to fund the MRP in 1997.  All of the MRP shares have been awarded.  Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation.  The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at the award date.  MRP

Notes to Consolidated Financial Statements

compensation expense was $4,000, $58,000 and $92,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

A summary of the activity of the Corporation’s MRP is presented below:

Management Recognition Plan	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2005	23,058	$ 11.17
Awarded	-	-
Vested and distributed	(13,470)	10.00
Forfeited	-	-
Unvested at June 30, 2006	9,588	$ 12.81
Awarded	-	-
Vested and distributed	(5,820)	12.26
Forfeited	-	-
Unvested at June 30, 2007	3,768	$13.67
Awarded	-	-
Vested and distributed	(3,768)	13.67
Forfeited	-	-
Unvested at June 30, 2008	-	-

As of June 30, 2008, the MRP was fully distributed and is no longer an active plan.  As of June 30, 2007, the unrecognized compensation expense related to the non-vested share-based compensation arrangements awarded under the MRP was $4,000.  The forfeiture rate during fiscal 2008 and 2007 was 0%, which was based on the full retention of the remaining participants.  The fair value of shares vested during the years ended June 30, 2008, 2007 and 2006, was $85,000, $174,000 and $366,000, respectively.

13.	Earnings Per Share:

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Corporation.  There were 725,700 options, 752,900 options and 552,993 options outstanding as of June 30, 2008, 2007 and 2006, respectively.  As of June 30, 2008, 2007 and 2006, there were 658,200 options, 292,800 options and 10,000 options, respectively, excluded from the diluted EPS computation as their effect was anti-dilutive.

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 860	6,171,480	$ 0.14
Effect of dilutive shares:
Stock options		42,649
Restricted stock		296
Diluted EPS	$ 860	6,214,425	$ 0.14

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 10,451	6,557,550	$ 1.59
Effect of dilutive shares:
Stock options		114,274
Restricted stock		3,893
Diluted EPS	$ 10,451	6,675,717	$ 1.57

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 19,636	6,704,865	$ 2.93
Effect of dilutive shares:
Stock options		249,048
Restricted stock		6,409
Diluted EPS	$ 19,636	6,960,322	$ 2.82

14.	Commitments and Contingencies:

The Corporation is involved in various legal matters associated with its normal operations.  In the opinion of management, these matters will be resolved without material effect on the Corporation’s financial position, results of operations or cash flows.

The Corporation conducts a portion of its operations in leased facilities and has software maintenance contracts under non-cancelable agreements classified as operating leases. The following is a schedule of minimum rental payments under such operating leases, which expire in various years:

Amount
Year Ending June 30,	(In Thousands)

2009	$ 973
2010	771
2011	575
2012	421
2013	390
Thereafter	706
Total minimum payments required	$ 3,836

Lease expense under operating leases was approximately $919,000, $1.2 million and $1.0 million for the years ended June 30, 2008, 2007 and 2006, respectively.

In the ordinary course of business, the Corporation enters into contracts with third parties under which the third parties provide services on behalf of the Corporation.  In many of these contracts, the Corporation agrees to

Notes to Consolidated Financial Statements

indemnify the third party service provider under certain circumstances.  The terms of the indemnity vary from contract to contract and the amount of the indemnification liability, if any, cannot be determined.  The Corporation also enters into other contracts and agreements; such as, loan sale agreements, litigation settlement agreements, confidentiality agreements, loan servicing agreements, leases and subleases, among others, in which the Corporation agrees to indemnify third parties for acts by our agents, assignees and/or sub-lessees, and employees.  Due to the nature of these indemnification provisions, the Corporation cannot calculate our aggregate potential exposure under them.

Pursuant to their bylaws, the Corporation and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of the Corporation and its subsidiaries.  It is not possible for us to determine the aggregate potential exposure resulting from the obligation to provide this indemnity.

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

	June 30,
Commitments	2008	2007
(In Thousands)
Undisbursed loan funds – Construction loans	$ 7,864	$ 25,484
Undisbursed lines of credit – Mortgage loans	4,880	3,326
Undisbursed lines of credit – Commercial business loans	6,833	14,532
Undisbursed lines of credit – Consumer loans	1,672	1,637
Commitments to extend credit on loans held for investment	6,232	9,387
	$ 27,481	$ 54,366

Commitments to extend credit are agreements to lend money to a customer at some future date as long as all conditions have been met in the agreement.  These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee.  Since some of these commitments are expected to expire, the total commitment amount outstanding does not necessarily represent future cash requirements.  The Corporation evaluates each customer’s creditworthiness on a case-by-case basis prior to issuing a commitment.  At June 30, 2008 and 2007, interest rates on commitments to extend credit ranged from 5.00% to 7.00% and 5.88% to 12.00%, respectively.

In an effort to minimize its exposure to interest rate fluctuations on commitments to extend credit where the underlying loan will be sold, the Corporation may enter into forward loan sale agreements to sell certain dollar amounts of fixed rate and adjustable rate loans to third parties.  These agreements specify the minimum maturity of the loans, the yield to the purchaser, the servicing spread to the Corporation (if servicing is retained), the maximum principal amount of all loans to be delivered and the maximum principal amount of individual loans to be delivered.  The Corporation typically satisfies these forward loan sale agreements with its current loan production.  If the

Notes to Consolidated Financial Statements

Corporation is unable to reasonably predict the dollar amounts of loans which may not fund, the Corporation may enter into “best efforts” loan sale agreements rather than “mandatory” loan sale agreements.

In addition to the instruments described above, the Corporation may also purchase over-the-counter put option contracts (with expiration dates that generally coincide with the terms of the commitments to extend credit), which mitigates the interest rate risk inherent in commitments to extend credit.  In addition to put option contracts, the Corporation may purchase call option contracts to adjust its risk positions.  The contract amounts of these instruments reflect the extent of involvement the Corporation has in this particular class of financial instruments.  The Corporation’s exposure to loss on these financial instruments is limited to the premiums paid for the put and call option contracts.  Put and call options are adjusted to market in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  There were no call or put option contracts outstanding at June 30, 2008.  As of June 30, 2007, the notional value of put option contracts were $11.5 million with a fair value of $112,000 and the notional value of call option contracts were $1.0 million with a fair value of $4,000.   The Corporation may also enter into forward commitments to purchase MBS (commonly referred to as a “synthetic call”) to lock in profits or losses from its put option contracts.  The Corporation did not have forward commitments to purchase MBS at June 30, 2008.  As of June 30, 2007, total forward commitments to purchase MBS were $6.5 million with a fair value of $23,000.

In accordance with SFAS No. 133 and interpretations of the FASB’s Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements, forward commitments to purchase MBS, put option and call option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.  The net impact of derivative financial instruments on the Consolidated Statements of Operations during the years ended June 30, 2008, 2007 and 2006 was a loss of $317,000, a gain of $212,000 and a gain of $71,000, respectively.

	June 30, 2008		June 30, 2007
		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value
(In Thousands)
Commitments to extend credit on loans to be held
for sale (1)	$ 23,191	$ (304)	$ 35,130	$ 24
Forward loan sale agreements (2)	(51,652)	-	(27,012)	(51)
Forward commitments to purchase MBS	-	-	6,500	23
Put option contracts	-	-	(11,500)	112
Call option contracts	-	-	1,000	4
Total	$ (28,461)	$ (304)	$ 4,118	$ 112

(1)	Net of an estimated 48.0% of commitments at June 30, 2008 and 34.7% of commitments at June 30, 2007, which may not fund.
(2)	“Best efforts” at June 30, 2008 and “mandatory” at June 30, 2007.

16.	Fair Values of Financial Instruments:

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

Notes to Consolidated Financial Statements

may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future. The following methods and assumptions were used to estimate fair value of each class of significant financial instrument:

Cash and cash equivalents: The carrying amount of these financial assets approximates the fair value.

Investment securities: The fair value of investment securities is based on quoted market prices.

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

Loans held for sale: Fair values for loans held for sale are based on the lower of cost or quoted market prices.

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

Derivative Financial Instruments: The fair value of the derivative financial instruments are based upon quoted market prices, current market bids, outstanding forward loan sale agreements and estimates from independent pricing sources.

Notes to Consolidated Financial Statements

The carrying amount and fair values of the Corporation’s financial instruments were as follows:

(In Thousands)	June 30, 2008		June 30, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$ 15,114	$ 15,114	$ 12,824	$ 12,824
Investment securities	153,102	153,102	150,843	150,679
Loans held for investment, net	1,368,137	1,372,012	1,350,696	1,343,574
Loans held for sale	28,461	28,792	1,337	1,337
Receivable from sale of loans	-	-	60,513	60,513
Accrued interest receivable	7,273	7,273	7,235	7,235
FHLB – San Francisco stock	32,125	32,125	43,832	43,832

Financial liabilities:
Deposits	1,012,410	983,869	1,001,397	961,507
Borrowings	479,335	482,364	502,774	497,636
Accrued interest payable	2,018	2,018	2,322	2,322

Derivative Financial Instruments:
Commitments to extend credit on loans to be held
for sale	(304)	(304)	24	24
Forward loan sale agreements	-	-	(51)	(51)
Forward commitments to purchase MBS	-	-	23	23
Put option contracts	-	-	112	112
Call option contracts	-	-	4	4

Notes to Consolidated Financial Statements

17.	Operating Segments:

The segment reporting is organized consistent with the Corporation’s executive summary and operating strategy. The business activities of the Corporation, primarily through the Bank and its subsidiary, consist of community banking and mortgage banking.  Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans.  Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences.  The following table and discussions explain the results of the Corporation’s two major operating segments, community banking (“Provident Bank’) and mortgage banking (“Provident Bank Mortgage”).

The following tables illustrate the Corporation’s operating segments for the years ended June 30, 2008, 2007 and 2006, respectively.

(In Thousands)	Year Ended June 30, 2008
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income (loss), before provision for loan losses	$ 41,634	$ (198)	$ 41,436
Provision for loan losses	8,905	4,203	13,108
Net interest income (loss), after provision for loan losses	32,729	(4,401)	28,328

Non-interest income:
Loan servicing and other fees	206	1,570	1,776
Gain on sale of loans, net	49	955	1,004
Deposit account fees	2,954	-	2,954
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(777)	(1,906)	(2,683)
Other	2,152	8	2,160
Total non-interest income	4,584	627	5,211

Non-interest expense:
Salaries and employee benefits	14,168	4,826	18,994
Premises and occupancy	2,073	757	2,830
Operating and administrative expenses	4,699	3,788	8,487
Total non-interest expenses	20,940	9,371	30,311
Income (loss) before income taxes	16,373	(13,145)	3,228
Provision (benefit) for income taxes	9,373	(7,005)	2,368
Net income (loss)	$ 7,000	$ (6,140)	$ 860
Total assets, end of period	$ 1,601,503	$ 30,944	$ 1,632,447

Notes to Consolidated Financial Statements

(In Thousands)	Year Ended June 30, 2007
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, before provision for loan losses	$ 41,072	$ 651	$ 41,723
Provision for loan losses	4,192	886	5,078
Net interest income (loss), after provision for loan losses	36,880	(235)	36,645

Non-interest income:
Loan servicing and other fees	(311)	2,443	2,132
Gain on sale of loans, net	210	9,108	9,318
Deposit account fees	2,087	-	2,087
Gain on sale of real estate held for investment	2,313	-	2,313
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(96)	(21)	(117)
Other	1,828	-	1,828
Total non-interest income	6,031	11,530	17,561

Non-interest expense:
Salaries and employee benefits	14,190	8,677	22,867
Premises and occupancy	2,152	1,162	3,314
Operating and administrative expenses	4,139	4,311	8,450
Total non-interest expenses	20,481	14,150	34,631
Income (loss) before income taxes	22,430	(2,855)	19,575
Provision (benefit) for income taxes	10,245	(1,121)	9,124
Net income (loss)	$ 12,185	$ (1,734)	$ 10,451
Total assets, end of period	$ 1,584,011	$ 64,912	$ 1,648,923

Notes to Consolidated Financial Statements

(In Thousands)	Year Ended June 30, 2006
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, before provision for loan losses	$ 41,849	$ 2,143	$ 43,992
Provision for loan losses	1,093	41	1,134
Net interest income, after provision for loan losses	40,756	2,102	42,858

Non-interest income:
Loan servicing and other fees	(1,504)	4,076	2,572
Gain on sale of loans, net	491	12,990	13,481
Deposit account fees	2,093	-	2,093
Gain on sale of real estate held for investment	6,335	-	6,335
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	20	-	20
Other	1,707	1	1,708
Total non-interest income	9,142	17,067	26,209

Non-interest expense:
Salaries and employee benefits	13,389	7,995	21,384
Premises and occupancy	2,041	995	3,036
Operating and administrative expenses	5,275	4,060	9,335
Total non-interest expenses	20,705	13,050	33,755
Income before income taxes	29,193	6,119	35,312
Provision for income taxes	12,866	2,810	15,676
Net income	$ 16,327	$ 3,309	$ 19,636
Total assets, end of period	$ 1,518,335	$ 106,117	$ 1,624,452

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

2.
PBM receives servicing released premiums for new loans transferred to the Bank’s loans held for investment.  The servicing released premiums in the years ended June 30, 2008, 2007 and 2006 were $1.2 million, $2.1 million and $3.3 million, respectively.

3.
PBM receives a premium (gain on sale of loans) or a discount (loss on sale of loans) for the new loans transferred to the Bank’s loans held for investment.  The loss on sale of loans in the years ended June 30, 2008, 2007 and 2006 was $17,000, $192,000 and $128,000, respectively.

4.
Loan servicing costs are charged to PBM by the Bank based on the number of loans held for sale multiplied by a fixed fee which is subject to management’s review.  The loan servicing costs in the years ended June 30, 2008, 2007 and 2006 were $37,000, $65,000 and $80,000, respectively.

5.
The Bank allocates quality assurance costs to PBM for its loan production, subject to management’s review.  Quality assurance costs allocated to PBM in the years ended June 30, 2008, 2007 and 2006 were $133,000, $129,000 and $165,000, respectively.

Notes to Consolidated Financial Statements

6.
The Bank allocates loan vault service costs to PBM for its loan production, subject to management’s review.  The loan vault service costs allocated to PBM in the years ended June 30, 2008, 2007 and 2006 were $61,000, $72,000 and $70,000, respectively.

7.
Office rents for PBM offices located in the Bank branches or offices are internally charged based on the square footage used.  Office rents allocated to PBM in the years ended June 30, 2008, 2007 and 2006 were $127,000, $151,000 and $189,000, respectively.

8.
A management fee, which is subject to regular review, is charged to PBM for services provided by the Bank.  The management fee in the years ended June 30, 2008, 2007 and 2006 was $1.2 million, $1.1 million and $1.1 million, respectively.

18.	Holding Company Condensed Financial Information:

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed statements of financial condition for Provident Financial Holdings (Holding Company only) as of June 30, 2008 and 2007 and condensed statements of operations and cash flows for each of the three years for the period ended June 30, 2008.

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2008	2007

Assets
Cash and cash equivalents	$ 5,568	$ 1,405
Investment in subsidiary	118,460	126,922
Other assets	159	638
	$ 124,187	$ 128,965

Liabilities and Stockholders’ Equity
Other liabilities	$ 207	$ 168
Stockholders’ equity	123,980	128,797
	$ 124,187	$ 128,965

Condensed Statements of Operations

	Year Ended June 30,
(In Thousands)	2008	2007	2006

Interest and other income	$ 91	$ 119	$ 146
General and administrative expenses	661	630	657
Loss before equity in net earnings of the subsidiary	(570)	(511)	(511)
Equity in net earnings of the subsidiary	1,191	10,744	19,931
Income before income taxes	621	10,233	19,420
Benefit from income taxes	(239)	(218)	(216)
Net income	$ 860	$ 10,451	$ 19,636

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2008	2007	2006

Cash flows from operating activities:
Net income	$ 860	$ 10,451	$ 19,636
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in net earnings of the subsidiary	(1,191)	(10,744)	(19,931)
Tax benefit from non-qualified equity compensation	(6)	(81)	(2,572)
Decrease in other assets	417	484	4,715
Increase in other liabilities	39	67	73
Net cash provided by operating activities	119	177	1,921

Cash flow from investing activities:
Cash dividend received from the Bank	12,000	20,000	6,000
Net cash provided by investing activities	12,000	20,000	6,000

Cash flow from financing activities:
ESOP loan payment	67	131	164
Exercise of stock options	69	1,017	2,933
Tax benefit from non-qualified equity compensation	6	81	2,572
Treasury stock purchases	(4,097)	(18,703)	(10,478)
Cash dividends	(4,001)	(4,630)	(4,054)
Net cash used for financing activities	(7,956)	(22,104)	(8,863)
Net increase (decrease) in cash and cash equivalent	4,163	(1,927)	(942)
Cash and cash equivalents at beginning of year	1,405	3,332	4,274
Cash and cash equivalents at end of year	$ 5,568	$ 1,405	$ 3,332

Notes to Consolidated Financial Statements

19.	Quarterly Results of Operations (Unaudited):

The following tables set forth the quarterly financial data for the fiscal years ended June 30, 2008 and 2007.

	For Fiscal Year 2008
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2008	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, Except Per Share Amount)

Interest income	$ 95,749	$ 23,947	$ 24,027	$ 24,039	$ 23,736
Interest expense	54,313	12,171	13,308	14,471	14,363
Net interest income	41,436	11,776	10,719	9,568	9,373

Provision for loan losses	13,108	6,299	3,150	2,140	1,519
Net interest income, after provision
for loan losses	28,328	5,477	7,569	7,428	7,854

Non-interest income	5,211	285	1,604	1,947	1,375
Non-interest expense	30,311	7,924	7,299	7,320	7,768
Income (loss) before income taxes	3,228	(2,162)	1,874	2,055	1,461

Provision (benefit) for income taxes	2,368	(409)	917	1,011	849
Net income (loss)	$ 860	$ (1,753)	$ 957	$ 1,044	$ 612

Basic earnings (loss) per share	$ 0.14	$ (0.28)	$ 0.16	$ 0.17	$ 0.10
Diluted earnings (loss) per share	$ 0.14	$ (0.28)	$ 0.15	$ 0.17	$ 0.10

Notes to Consolidated Financial Statements

	For Fiscal Year 2007
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2007	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, Except Per Share Amount)

Interest income	$ 100,968	$ 25,148	$ 26,164	$ 25,469	$ 24,187
Interest expense	59,245	15,306	15,507	14,984	13,448
Net interest income	41,723	9,842	10,657	10,485	10,739

Provision (recovery) for loan losses	5,078	(490)	1,185	3,746	637
Net interest income, after provision
(recovery) for loan losses	36,645	10,332	9,472	6,739	10,102

Non-interest income	17,561	2,214	3,679	4,274	7,394
Non-interest expense	34,631	8,938	8,761	8,483	8,449
Income before income taxes	19,575	3,608	4,390	2,530	9,047

Provision for income taxes	9,124	1,777	2,031	1,295	4,021
Net income	$ 10,451	$ 1,831	$ 2,359	$ 1,235	$ 5,026

Basic earnings per share	$ 1.59	$ 0.29	$ 0.36	$ 0.19	$ 0.74
Diluted earnings per share	$ 1.57	$ 0.28	$ 0.36	$ 0.18	$ 0.73

20.	Subsequent Events (Unaudited):

Cash dividend

On July 31, 2008, the Corporation announced a cash dividend of $0.05 per share on the Corporation’s outstanding shares of common stock for shareholders of record at the close of business on August 25, 2008, payable on September 19, 2008.

Shareholder Information

ANNUAL MEETING

The annual meeting of shareholders will be held at the Riverside Art Museum at 3425 Mission Inn Avenue, Riverside, California on Tuesday, November 25, 2008 at 11:00 a.m. (Pacific).  A formal notice of the meeting, together with a proxy statement and proxy form, will be mailed to shareholders.

CORPORATE OFFICE

Provident Financial Holdings, Inc.
3756 Central Avenue
Riverside, CA 92506
(951) 686-6060

INTERNET ADDRESS

www.myprovident.com

SPECIAL COUNSEL

Breyer & Associates PC
8180 Greensboro Drive, Suite 785
McLean, VA 22102
(703) 883-1100

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deloitte & Touche LLP
695 Town Center Drive, Suite 1200
Costa Mesa, CA 92626-7188
(714) 436-7100

TRANSFER AGENT

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
(908) 497-2300

MARKET INFORMATION

Provident Financial Holdings, Inc. is traded on the NASDAQ Global Select Market under the symbol PROV.

Shareholder Information

FINANCIAL INFORMATION

Requests for copies of the Form 10-K and Forms 10-Q filed with the Securities and Exchange Commission should be directed in writing to:

Donavon P. Ternes
Chief Operating Officer and Chief Financial Officer
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

Board of Directors and Senior Officers

Board of Directors	Senior Officers

Joseph P. Barr, CPA	Provident Financial Holdings, Inc.
Principal
Swenson Accountancy Corporation	Craig G. Blunden
Chairman, President and CEO
Bruce W. Bennett
President	Donavon P. Ternes
Community Care & Rehabilitation Center	Chief Operating Officer
Chief Financial Officer
Craig G. Blunden	Corporate Secretary
Chairman, President and CEO
Provident Bank	Provident Bank

Debbi H. Guthrie	Craig G. Blunden
Private Investor	Chairman, President and CEO

Robert G. Schrader	Richard L. Gale
Retired Executive Vice President and COO	Senior Vice President
Provident Bank	Provident Bank Mortgage

Roy H. Taylor	Kathryn R. Gonzales
Chief Executive Officer	Senior Vice President
Hub International of California	Retail Banking
Insurance Services, Inc.
Lilian Salter
William E. Thomas	Senior Vice President
Principal	Chief Information Officer
William E. Thomas, Inc.,
A Professional Law Corporation	Donavon P. Ternes
Executive Vice President
Chief Operating Officer
Chief Financial Officer
Corporate Secretary

David S. Weiant
Senior Vice President
Chief Lending Officer

Provident Locations

RETAIL BANKING CENTERS	WHOLESALE OFFICES

Blythe	Pleasanton
350 E. Hobson Way	5934 Gibraltar Drive, Suite 102
Blythe, CA 92225	Pleasanton, CA 94588

Canyon Crest	Rancho Cucamonga
5225 Canyon Crest Drive, Suite 86	10370 Commerce Center Drive, Suite 200
Riverside, CA 92507	Rancho Cucamonga, CA 91730

Corona	RETAIL OFFICES
487 Magnolia Avenue, Suite 101
Corona, CA 92879	Glendora
1200 E. Route 66, Suite 102
Corporate Office	Glendora, CA 91740
3756 Central Avenue
Riverside CA 92506	Riverside
6529 Riverside Avenue, Suite 160
Downtown Business Center	Riverside, CA 92506
4001 Main Street
Riverside, CA 92501

Hemet
1690 E. Florida Avenue
Hemet, CA 92544

La Sierra
3312 La Sierra Avenue, Suite 105
Riverside, CA 92503

Moreno Valley I
12460 Heacock Street
Moreno Valley, CA 92553

Moreno Valley II (September 2008)
16110 Perris Boulevard
Moreno Valley, CA 92553

Orangecrest
19348 Van Buren Boulevard, Suite 119
Riverside, CA 92508

Rancho Mirage
71-991 Highway 111
Ranch Mirage, CA 92270

Redlands
125 E. Citrus Avenue
Redlands, CA 92373

Sun City
27010 Sun City Boulevard
Sun City, CA 92586

Temecula
40325 Winchester Road
Temecula, CA 92591

Customer Information 1-800-442-5201 or www.myprovident.com

Corporate Office
3756 Central Avenue, Riverside, CA 92506
(951) 686-6060

www.myprovident.com

NASDAQ Global Select Market - PROV

EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in Registration Statement Nos. 333-30935, 333-112700, and 333-140229 on Form S-8 of our reports dated September 12, 2008, relating to the consolidated financial statements of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) and the effectiveness of the Corporation’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Provident Financial Holdings, Inc. for the year ended June 30, 2008.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
September 12, 2008

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 12, 2008	/s/ Craig G. Blunden
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 12, 2008	/s/Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and Chief Financial Officer

EXHIBIT 32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K of Provident Financial Holdings, Inc.  (the “Corporation”) for the fiscal year ended June 30, 2008 (the “Report”), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods presented in the financial statements included in the Report.

Date: September 12, 2008	/s/Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K of Provident Financial Holdings, Inc.  (the “Corporation”) for the fiscal year ended June 30, 2008 (the “Report”), I, Donavon P. Ternes, Chief Operating Officer and Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods presented in the financial statements included in the Report.

Date: September 12, 2008	/s/Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and Chief Financial Officer