Form 10-Q
period 2008-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2008-11-10
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended …………………………………….... September 30, 2008

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

Yes      .     No    X  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of November 7, 2008

Common stock, $ 0.01 par value, per share	6,208,519 shares*

* Includes 4,955 shares held by the Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts.

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of September 30, 2008 and June 30, 2008	1
	Condensed Consolidated Statements of Operations
	for the Quarters ended September 30, 2008 and 2007	2
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters ended September 30, 2008 and 2007	3
	Condensed Consolidated Statements of Cash Flows
	for the Three Months ended September 30, 2008 and 2007	4
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	5

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	12
	Safe Harbor Statement	13
	Critical Accounting Policies	14
	Executive Summary and Operating Strategy	14
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	16
	Comparison of Financial Condition at September 30, 2008 and June 30, 2008	16
	Comparison of Operating Results
	for the Quarters ended September 30, 2008 and 2007	17
	Asset Quality	22
	Loan Volume Activities	26
	Liquidity and Capital Resources	27
	Commitments and Derivative Financial Instruments	28
	Stockholders’ Equity	28
	Incentive Plans	29
	Supplemental Information	32

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4 -	Controls and Procedures	34

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	35
ITEM 1A	Risk Factors	35
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	37
ITEM 3 -	Defaults Upon Senior Securities	37
ITEM 4 -	Submission of Matters to a Vote of Security Holders	37
ITEM 5 -	Other Information	38
ITEM 6 -	Exhibits	38

SIGNATURES		40

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands

	September 30,	June 30,
	2008	2008
Assets
Cash and due from banks	$ 12,108	$ 12,614
Federal funds sold	-	2,500
Cash and cash equivalents	12,108	15,114

Investment securities – available for sale, at fair value	152,801	153,102
Loans held for investment, net of allowance for loan losses of
$22,519 and $19,898, respectively	1,321,970	1,368,137
Loans held for sale, at lower of cost or market	39,110	28,461
Accrued interest receivable	7,002	7,273
Real estate owned, net	8,927	9,355
Federal Home Loan Bank (“FHLB”) – San Francisco stock	32,616	32,125
Premises and equipment, net	6,659	6,513
Prepaid expenses and other assets	12,707	12,367

Total assets	$ 1,593,900	$ 1,632,447

Liabilities and Stockholders’ Equity
Liabilities:
Non interest-bearing deposits	$ 43,209	$ 48,056
Interest-bearing deposits	912,588	964,354
Total deposits	955,797	1,012,410

Borrowings	494,124	479,335
Accounts payable, accrued interest and other liabilities	19,478	16,722
Total liabilities	1,469,399	1,508,467

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (15,000,000 shares authorized; 12,435,865 and 12,435,865 shares issued, respectively; 6,208,519 and 6,207,719 shares outstanding, respectively)

	124	124
Additional paid-in capital	74,635	75,164
Retained earnings	143,072	143,053
Treasury stock at cost (6,227,346 and 6,228,146 shares, respectively)
	(93,930)	(94,798)
Unearned stock compensation	(22)	(102)
Accumulated other comprehensive income, net of tax	622	539

Total stockholders’ equity	124,501	123,980

Total liabilities and stockholders’ equity	$ 1,593,900	$ 1,632,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) Dollars in Thousands, Except Earnings Per Share
	Quarter Ended
	September 30,	September 30,
	2008	2007
Interest income:
Loans receivable, net	$ 20,658	$ 21,514
Investment securities	1,905	1,744
FHLB – San Francisco stock	449	469
Interest-earning deposits	1	9
Total interest income	23,013	23,736

Interest expense:
Checking and money market deposits	330	425
Savings deposits	569	787
Time deposits	6,127	8,058
Borrowings	4,694	5,093
Total interest expense	11,720	14,363

Net interest income, before provision for loan losses	11,293	9,373
Provision for loan losses	5,732	1,519
Net interest income, after provision for loan losses	5,561	7,854

Non-interest income:
Loan servicing and other fees	248	491
Gain on sale of loans, net	1,191	122
Deposit account fees	758	658
Gain on sale of investment securities	356	-
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(390)	(304)
Other	313	408
Total non-interest income	2,476	1,375

Non-interest expense:
Salaries and employee benefits	4,625	5,124
Premises and occupancy	716	707
Equipment	360	400
Professional expenses	360	319
Sales and marketing expenses	181	173
Deposit insurance premiums and regulatory assessments	322	115
Other	800	930
Total non-interest expense	7,364	7,768

Income before income taxes	673	1,461
Provision for income taxes	344	849
Net income	$ 329	$ 612

Basic earnings per share	$ 0.05	$ 0.10
Diluted earnings per share	$ 0.05	$ 0.10
Cash dividends per share	$ 0.05	$ 0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Quarters Ended September 30, 2008 and 2007

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at July 1, 2008	6,207,719	$ 124	$ 75,164	$ 143,053	$ (94,798)	$ (102)	$ 539	$ 123,980

Comprehensive income:
Net income				329				329
Unrealized holding gain on securities available for sale,
net of tax expense of $60							83	83
Total comprehensive income								412

Awards of restricted stock			(868)		868			-
Distribution of restricted stock	800
Amortization of restricted stock			95					95
Stock options expense			183					183
Allocations of contribution to ESOP (1)			61			80		141
Cash dividends				(310)				(310)

Balance at September 30, 2008	6,208,519	$ 124	$ 74,635	$ 143,072	$ (93,930)	$ (22)	$ 622	$ 124,501

(1)	Employee Stock Ownership Plan (“ESOP”).

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at July 1, 2007	6,376,945	$ 124	$ 72,935	$ 146,194	$ (90,694)	$ (455)	$ 693	$ 128,797

Comprehensive income:
Net income				612				612
Unrealized holding gain on securities available for sale,
net of tax expense of $235							324	324
Total comprehensive income								936

Purchase of treasury stock (1)	(151,642)				(3,396)			(3,396)
Exercise of stock options	7,500		69					69
Awards of restricted stock			(45)		45			-
Forfeiture of restricted stock			52		(52)			-
Amortization of restricted stock			68					68
Stock options expense			140					140
Tax benefit from non-qualified equity compensation			6					6
Allocations of contribution to ESOP			402			97		499
Cash dividends				(1,147)				(1,147)

Balance at September 30, 2007	6,232,803	$ 124	$ 73,627	$ 145,659	$ (94,097)	$ (358)	$ 1,017	$ 125,972

(1)	Includes the repurchase of 930 shares of distributed restricted stock.

                The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Three Months Ended September 30,

	2008	2007
Cash flows from operating activities:
Net income	$ 329	$ 612
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	504	570
Provision for loan losses	5,732	1,519
(Recovery) provision for losses on real estate	(186)	241
Gain on sale of loans	(1,191)	(122)
Net gain on sale of investment securities	(356)	-
Net loss (gain) on sale of real estate	133	(61)
Stock-based compensation	395	659
FHLB – San Francisco stock dividend	(491)	(560)
Tax benefit from non-qualified equity compensation	-	(6)
Increase (decrease) in accounts payable and other liabilities	2,055	(1,529)
(Increase) decrease in prepaid expense and other assets	(76)	1,524
Loans originated for sale	(166,002)	(99,513)
Proceeds from sale of loans and net change in receivable from sale of loans	157,173	138,417
Net cash (used for) provided by operating activities	(1,981)	41,751

Cash flows from investing activities:
Net decrease (increase) in loans held for investment	32,414	(18,580)
Maturity and call of investment securities held to maturity	-	10,000
Maturity and call of investment securities available for sale	-	129
Principal payments from mortgage-backed securities	8,315	11,974
Purchase of investment securities available for sale	(8,135)	(14,795)
Proceeds from sale of investment securities available for sale	480	-
Redemption of FHLB – San Francisco stock	-	13,638
Net proceeds from sale of real estate owned	8,410	1,092
Purchase of premises and equipment	(380)	(108)
Net cash provided by investing activities	41,104	3,350

Cash flows from financing activities:
Net (decrease) increase in deposits	(56,613)	10,774
(Repayments of) proceeds from short-term borrowings, net	(60,200)	10,000
Proceeds from long-term borrowings	80,000	-
Repayments of long-term borrowings	(5,011)	(60,010)
ESOP loan payment	5	26
Exercise of stock options	-	69
Tax benefit from non-qualified equity compensation	-	6
Cash dividends	(310)	(1,147)
Treasury stock purchases	-	(3,396)
Net cash used for financing activities	(42,129)	(43,678)

Net (decrease) increase in cash and cash equivalents	(3,006)	1,423
Cash and cash equivalents at beginning of period	15,114	12,824

Cash and cash equivalents at end of period	$ 12,108	$ 14,247

Supplemental information:
Cash paid for interest	$ 11,302	$ 14,579
Cash paid for income taxes	$ 874	$ -
Transfer of loans held for sale to loans held for investment	$ 611	$ 6,390
Real estate acquired in the settlement of loans	$ 10,473	$ 3,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

September 30, 2008

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated financial statements at June 30, 2008 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2008.  Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.  The results of operations for the quarter ended September 30, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2009.

Note 2: Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 133-1 and FASB Interpretation (“FIN”) 45-4:
In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives.  It amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  The FSP also amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, the FSP clarifies the Board's intent about the effective date of SFAS No. 161.  Accordingly, the FSP clarifies that the disclosures required by SFAS No. 161 will be incorporated upon adoption of SFAS No. 161 on January 1, 2009.  The FSP is effective December 31, 2008 and is not expected to have any impact on the Company's consolidated financial statements.

Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 162:
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The FASB believes the Generally Accepted Accounting Principal (“GAAP”) hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” and is not expected to have a material impact on our consolidated financial statements.

SFAS No. 161:
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative and Hedging Activities - an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures on derivative and hedging activities.  These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption encouraged.  Management does not anticipate a material impact to the Corporation’s financial condition, results of operations, or cash flows, when adopted.

Note 3: Earnings Per Share and Stock-Based Compensation

Earnings Per Share:
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.  Stock options outstanding as of September 30, 2008 and 2007 were 907,700 and 748,200, respectively.  Of these options outstanding as of September 30, 2008 and 2007, 658,200 and 485,500, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2008 and 2007, respectively.

(In Thousands, Except Earnings Per Share)	For the Quarter Ended September 30,
	2008	2007
Numerator:
Net income – numerator for basic earnings per share and diluted earnings per share - income available to common stockholders

	$ 329	$ 612

Denominator:
Denominator for basic earnings per share: Weighted-average shares
	6,186	6,240

Effect of dilutive securities:
Stock option dilution	-	52
Restricted stock dilution	-	1

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	6,186	6,293

Basic earnings per share	$ 0.05	$ 0.10
Diluted earnings per share	$ 0.05	$ 0.10

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

The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense and is solely related to issued and unvested stock option grants.  The incremental stock-based compensation expense for the quarters ended September 30, 2008 and 2007 was $183,000 and $140,000, respectively.  For the first three months of fiscal 2009 and 2008, cash provided by operating activities decreased by $0 and $6,000, respectively, and cash provided by financing activities increased by an identical amount, respectively, related to excess tax benefits from stock-based payment arrangements.  These amounts are reflective of the tax benefit for stock options exercised and restricted stock distributions during the respective periods.

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed statements of operations and total assets for the Corporation’s operating segments for the quarters ended September 30, 2008 and 2007, respectively (in thousands).

	For the Quarter Ended September 30, 2008
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 11,182	$ 111	$ 11,293
Provision for loan losses	4,878	854	5,732
Net interest income (expense), after provision for loan losses	6,304	(743)	5,561

Non-interest income:
Loan servicing and other fees (1)	105	143	248
Gain on sale of loans, net	3	1,188	1,191
Deposit account fees	758	-	758
Gain on sale of investment securities	356	-	356
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(313)	(77)	(390)
Other	312	1	313
Total non-interest income	1,221	1,255	2,476

Non-interest expense:
Salaries and employee benefits	3,390	1,235	4,625
Premises and occupancy	592	124	716
Operating and administrative expenses	1,130	893	2,023
Total non-interest expense	5,112	2,252	7,364
Income (loss) before taxes	2,413	(1,740)	673
Provision (benefit) for income taxes	1,076	(732)	344
Net income (loss)	$ 1,337	$ (1,008)	$ 329
Total assets, end of period	$ 1,552,213	$ 41,687	$ 1,593,900

(1)	Includes an inter-company charge of $102 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Quarter Ended September 30, 2007
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income (expense), before provision for loan losses	$ 9,384	$ (11)	$ 9,373
Provision for loan losses	674	845	1,519
Net interest income (expense), after provision for loan losses	8,710	(856)	7,854

Non-interest income:
Loan servicing and other fees (1)	(64)	555	491
Gain on sale of loans, net	23	99	122
Deposit account fees	658	-	658
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(151)	(153)	(304)
Other	408	-	408
Total non-interest income	874	501	1,375

Non-interest expense:
Salaries and employee benefits	3,480	1,644	5,124
Premises and occupancy	550	157	707
Operating and administrative expenses	989	948	1,937
Total non-interest expense	5,019	2,749	7,768
Income (loss) before taxes	4,565	(3,104)	1,461
Provision (benefit) for income taxes	2,653	(1,804)	849
Net income (loss)	$ 1,912	$ (1,300)	$ 612
Total assets, end of period	$ 1,581,652	$ 24,661	$ 1,606,313

(1)	Includes an inter-company charge of $343 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

Note 5: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of September 30, 2008 and June 30, 2008, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $32.7 million and $29.4 million, respectively.

	September 30,	June 30,
Commitments	2008	2008
(In Thousands)

Undisbursed loan funds – Construction loans	$ 5,556	$ 7,864
Undisbursed lines of credit – Mortgage loans	5,521	4,880
Undisbursed lines of credit – Commercial business loans	6,440	6,833
Undisbursed lines of credit – Consumer loans	1,559	1,672
Commitments to extend credit on loans to be held for investment	450	6,232
Total	$ 19,526	$ 27,481

In accordance with SFAS No. 133 and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, forward loan sale agreements, forward commitments to purchase mortgage-backed securities (“MBS”), put option contracts and call option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.  The net impact of derivative financial instruments on the Condensed Consolidated Statements of Operations during the quarters ended September 30, 2008 and 2007 were losses of $152,000 and $73,000, respectively.

	September 30, 2008		June 30, 2008		September 30, 2007
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale (1)	$ 32,253	$ (456)	$ 23,191	$ (304)	$ 23,966	$ (96)
Forward loan sale agreements (2)	(71,363)	-	(51,652)	-	(15,500)	29
Put option contracts	-	-	-	-	(3,500)	8
Total	$ (39,110)	$ (456)	$ (28,461)	$ (304)	$ 4,966	$ (59)

(1)	Net of 41.0 percent at September 30, 2008, 48.0 percent at June 30, 2008 and 32.8 percent at September 30, 2007 of commitments, which may not fund.
(2)	“Best efforts” at September 30, 2008 and June 30, 2008 and “mandatory” at September 30, 2007.

Note 6: Income Taxes

FASB Interpretation 48: Accounting for Uncertainty in Income Taxes requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Management has determined that there are no unrecognized tax benefits to be reported in the Corporation’s financial statements, and none are anticipated during the fiscal year ending June 30, 2009.

SFAS No. 109, Accounting for Income Taxes, requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset. To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The Company’s tax asset has increased during the first three months of 2009 due to an increase in its loan loss allowances. The deferred tax asset related to loan loss allowances will be realized when actual charge-offs are made against the loan loss allowances. Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes that no valuation allowance is necessary at this time.

The Corporation files income tax returns with the United States federal and state of California jurisdictions.  During the quarter, the Internal Revenue Service (“IRS”) completed its examination of the Corporation’s tax returns for 2006 and 2007. Tax years subsequent to 2007 remain subject to federal examination, while the California state tax returns for years subsequent to 2004 are subject to examination by taxing authorities.  It is the Corporation’s policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense.  There were no penalties or interest included in the Condensed Consolidated Statements of Operations for the quarter ended September 30, 2008.

Note 7: Fair Value of Financial Instruments

The Corporation adopted SFAS No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” on July 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 159 permits entities to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option) at specified election dates.  At each subsequent reporting date, an entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The objective of the statement is to provide entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex accounting provisions.    The Corporation is not currently engaged in any hedging activities and as a result did not elect to measure any financial instruments at fair value under SFAS No. 159.  Under FSP 157-2, portions of SFAS No. 157 have been deferred until years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statement on a recurring basis. Therefore, the Corporation has partially adopted the provisions of SFAS No. 157.

In October 2008, the FASB issued FSP 157-3 – “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active.”  FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

SFAS No. 157 establishes a three-level valuation hierarchy that prioritizes inputs to valuation techniques used in fair value calculations.  The three levels of inputs are defined as follows:

Level 1	-	Unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date.
Level 2	-
Observable inputs other than Level 1 such as: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated to observable market date for substantially the full term of the asset or liability.

Level 3	-
Unobservable inputs for the asset or liability that use significant assumptions, including assumptions of risks.  These unobservable assumptions reflect our own estimate of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of pricing models, discounted cash flow models and similar techniques.

SFAS No. 157 requires the Corporation to maximize the use of observable inputs and minimize the use of unobservable inputs.  If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consists of investment securities and derivative financial instruments, while loans held for sale and impaired loans are measured at fair value on a nonrecurring basis.

Investment securities are primarily comprised of U.S. government sponsored enterprise debt securities, U.S. government agency mortgage-backed securities, U.S. government sponsored enterprise mortgage-backed securities and private issue collateralized mortgage obligations.  The Corporation utilizes unadjusted quoted prices in active markets for identical securities (Level 1) for its fair value measurement of debt securities, quoted prices in active and less than active markets for similar securities (Level 2) for its fair value measurement of mortgage-backed securities and broker price indications for similar securities in non-active markets (Level 3) for its fair value measurement of collateralized mortgage obligations (“CMO”).

Derivative financial instruments comprise of commitments to extend credit on loans to be held for sale.  The fair value is determined, when possible, using quoted secondary-market prices.  If no such quoted price exists, the fair value of a commitment is determined by quoted prices for a similar commitment or commitments, adjusted for the specific attributes of each commitment.

Loans held for sale include primarily single-family loans.  The fair value is determined, when possible, using quoted secondary-market prices.  If no such quoted price exists, the fair value of a loan is determined by quoted prices for a similar loan or loans, adjusted for the specific attributes of each loan.

Impaired loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged.  The impaired loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  The fair value of an impaired loan is determined based on an observable market price or current appraised value of the underlying collateral.   Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for losses on loans.  These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for losses on loans recorded in current earnings.

The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Corporation’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a recurring basis:

Fair Value Measurement at September 30, 2008 Using
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total
Investment securities	$ 5,087	$ 145,711	$ 2,003	$ 152,801
Derivative financial instruments	-	-	(456)	(456)
Total	$ 5,087	$ 145,711	$ 1,547	$ 152,345

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated statement of condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(Dollars in Thousands)	CMO	Derivative financial instruments	Total
Beginning balance	$ 2,225	$ (304)	$ 1,921
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	304	304
Included in other comprehensive income	(1)	-	(1)
Purchases, issuances, and settlements	(221)	(456)	(677)
Transfers in and/or out of Level 3	-	-	-
Ending balance	$ 2,003	$ (456)	$ 1,547

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a nonrecurring basis:

Fair Value Measurement at September 30, 2008 Using
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total
Loans held for sale	$ -	$ 222	$ -	$ 222
Impaired loans	-	-	28,605	28,605
Total	$ -	$ 222	$ 28,605	$ 28,827

Note 8: Subsequent Events

On October 30, 2008, the Corporation announced a cash dividend of $0.05 per share on the Corporation’s outstanding shares of common stock for shareholders of record as of the close of business on November 21, 2008, payable on December 16, 2008.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At September 30, 2008, the Corporation had total assets of $1.59 billion, total deposits of $955.8 million and total stockholders’ equity of $124.5 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank’s business consists of community banking activities and mortgage banking activities.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences.  The Bank currently operates 14 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire), including the newly opened Iris Plaza office in Moreno Valley, California.  Provident Bank Mortgage operates wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and retail loan production offices in Glendora and Riverside, California.  The Bank’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Bank’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, competitive conditions between banks and non-bank financial services providers, legislative and regulatory changes, fraud and other risks.

The Corporation, from time to time, may repurchase its common stock.  The Corporation evaluates the repurchase of its common stock when the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential.  Consideration is also given to the Corporation’s liquidity, regulatory capital requirements and future capital needs based on the Corporation’s current business plan.  The Corporation’s Board of Directors authorizes each stock repurchase program, the duration of which is typically one year.  Once the stock repurchase program is authorized, management may repurchase the Corporation’s common stock from time to time in the open market or in privately negotiated transactions, depending upon market conditions and the factors described above.  On June 26, 2008, the Corporation announced that its Board of Directors authorized the repurchase of up to five percent of its outstanding common stock, or approximately 310,385 shares, over a one-year period.  The Corporation did not repurchase any of its shares during the quarter ended September 30, 2008.  See Part II, Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” on page 37.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On July 31, 2008, the Corporation announced a quarterly cash dividend of $0.05 per share for the Corporation’s shareholders of record at the close of business on August 25, 2008, which was paid on September 19, 2008.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.  You should not place undue reliance on these statements, as they are subject to risks and uncertainties.  When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision, Federal Deposit Insurance Corporation or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets;  our ability to control operating costs and expenses;  our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Corporation’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Critical Accounting Policies

The discussion and analysis of the Corporation’s financial condition and results of operations are based upon the Corporation’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

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

Management accounts for income taxes by estimating future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws.  These differences result in deferred tax assets and liabilities, which are included in the Corporation’s Condensed Consolidated Statements of Financial Condition.  Management’s judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.  Therefore, management considers its accounting for income taxes a critical accounting policy.

Executive Summary and Operating Strategy

Provident Savings Bank, F.S.B., established in 1956, is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California.  The

Bank conducts its business operations as Provident Bank, Provident Bank Mortgage, a division of the Bank, and through its subsidiary, Provident Financial Corp.  The business activities of the Corporation, primarily through the Bank and its subsidiary, consist of community banking, mortgage banking, and to a lesser degree, investment services for customers and trustee services on behalf of the Bank.

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

Investment services operations primarily consist of selling alternative investment products such as annuities and mutual funds to the Bank’s depositors.  Provident Financial Corp performs trustee services for the Bank’s real estate secured loan transactions and has in the past held, and may in the future hold, real estate for investment.  Investment services and trustee services contribute a very small percentage of gross revenue.

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, changes in regulation and changes in the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values and higher loan delinquencies.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  For further details on risk factors, see the Safe-Harbor Statement on page 13 and Item 1A – Risk Factors on page 35.

.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at September 30, 2008 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	1 year	Over 1 year	Over 3 years	Over
	or less	to 3 years	to 5 years	5 years	Total
Operating obligations	$ 850	$ 1,005	$ 514	$ -	$ 2,369
Time deposits	579,895	48,755	11,811	109	640,570
FHLB – San Francisco advances	149,565	260,720	125,800	2,543	538,628
FHLB – San Francisco letter of credit	2,500	-	-	-	2,500
Total	$ 732,810	$ 310,480	$ 138,125	$ 2,652	$ 1,184,067

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

Comparison of Financial Condition at September 30, 2008 and June 30, 2008

Total assets decreased $38.5 million, or two percent, to $1.59 billion at September 30, 2008 from $1.63 billion at June 30, 2008.  The decrease was primarily attributable to a decrease in loans held for investment.

Loans held for investment decreased $46.1 million, or three percent, to $1.32 billion at September 30, 2008 from $1.37 billion at June 30, 2008.  During the first three months of fiscal 2009, the Bank originated $13.4 million of loans held for investment, $3.6 million, or 27 percent, were “preferred loans” (multi-family, commercial real estate, construction and commercial business loans).  The Bank did not purchase any loans for investment in the first three months of fiscal 2009.  Loan originations were lower as a result of the Corporation’s decision to compete less aggressively for origination volume given the economic uncertainty of the current banking environment.  Total loan principal payments during the first three months of fiscal 2009 were $50.9 million, compared to $72.3 million during the comparable period in fiscal 2008.  The balance of preferred loans decreased to $550.6 million, or 41 percent of loans held for investment at September 30, 2008, as compared to $569.6 million, or 41 percent of loans held for investment at June 30, 2008.  Purchased loans serviced by others at September 30, 2008 were $137.5 million, or 10 percent of loans held for investment, compared to $146.5 million, or 11 percent of loans held for investment at June 30, 2008.

The table below describes the geographic dispersion of real estate secured loans held for investment at September 30, 2008, as a percentage of the total dollar amount outstanding:

Loan Category	Inland Empire	Southern California (1)	Other California	Other States	Total
Single-family	31%	54%	14%	1%	100%
Multi-family	9%	70%	19%	2%	100%
Commercial real estate	45%	49%	5%	1%	100%
Construction	84%	16%	-	-	100%
Other	100%	-	-	-	100%
Total	27%	58%	14%	1%	100%

(1) Other than the Inland Empire.

Total loans held for sale increased $10.6 million, or 37 percent, to $39.1 million at September 30, 2008 from $28.5 million at June 30, 2008.  The increase was due primarily to the timing difference between loan originations and loan sale settlements.  See “Loan Volume Activities” on page 26.

Total deposits decreased $56.6 million, or six percent, to $955.8 million at September 30, 2008 from $1.01 billion at June 30, 2008.  This decrease was primarily attributable to the strategic decision to compete less aggressively on time deposit interest rates, partly offset by the Bank’s marketing strategy to promote transaction accounts.

Total investment securities decreased slightly to $152.8 million at September 30, 2008 from $153.1 million at June 30, 2008.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.  The Bank evaluates individual investment securities quarterly for other-than-temporary declines in market value.  The Bank does not believe that there are any other-than-temporary impairments at September 30, 2008; therefore, no impairment losses have been recorded as of September 30, 2008.

Borrowings, consisting of FHLB – San Francisco advances, increased $14.8 million, or three percent, to $494.1 million at September 30, 2008 from $479.3 million at June 30, 2008.  The increase in borrowings was primarily the result of the decrease in deposits and the increase in loans held for sale, partly offset by the decrease in loans held for investment.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 26 months (23 months, if put options are exercised by the FHLB – San Francisco) at September 30, 2008, as compared to the weighted-average maturity of 23 months (20 months, if put options were exercised by the FHLB – San Francisco) at June 30, 2008.

Total stockholders’ equity increased $521,000, or less than one percent, to $124.5 million at September 30, 2008, from $124.0 million at June 30, 2008, primarily as a result of net income and accruals of equity based compensation, partly offset by the quarterly cash dividends paid during the first three months of fiscal 2009.  No stock options were exercised and no common stock was repurchased during the first three months of fiscal 2009.  The total cash dividend paid to the Corporation’s shareholders in the first three months of fiscal 2009 was $310,000.

Comparison of Operating Results for the Quarters Ended September 30, 2008 and 2007

The Corporation’s net income for the quarter ended September 30, 2008 was $329,000, a decrease of $283,000, or 46 percent, from $612,000 during the same quarter of fiscal 2008.  This decrease was primarily attributable to an increase in the provision for loan losses, partly offset by an increase in net interest income (before provision for loan losses), an increase in non-interest income and a decrease in operating expenses.

The Corporation’s efficiency ratio improved to 53 percent in the first quarter of fiscal 2009 from 72 percent in the same period of fiscal 2008.  The improvement in the efficiency ratio was a result of the increases in net interest income and non-interest income and the decrease in operating expenses.

Return on average assets for the quarter ended September 30, 2008 decreased seven basis points to 0.08 percent from 0.15 percent in the same period last year.  Return on average equity for the quarter ended September 30, 2008 decreased to 1.06 percent from 1.91 percent for the same period last year.  Diluted earnings per share for the quarter ended September 30, 2008 were $0.05, a decrease of 50 percent from $0.10 for the quarter ended September 30, 2007.

The Corporation’s net interest income (before the provision for loan losses) increased by $1.9 million, or 20 percent, to $11.3 million for the quarter ended September 30, 2008 from $9.4 million in the comparable period in fiscal 2008.  This increase was the result of a higher net interest margin and higher average earning assets.  The net interest margin increased to 2.89 percent in the first quarter of fiscal 2009, up 49 basis points from 2.40 percent for the same period of fiscal 2008.  The increase in the net interest margin during the first quarter of fiscal 2009 was primarily attributable to a decrease in the average cost of funds which declined more than the average yield on earning assets.  The average balance of earning assets increased $3.9 million to $1.56 billion in the first quarter of fiscal 2009 from the comparable period of fiscal 2008.

Interest Income.  Total interest income decreased by $723,000, or three percent, to $23.0 million for the first quarter of fiscal 2009 from $23.7 million in the same quarter of fiscal 2008.  This decrease was primarily the result of a lower average earning asset yield, partly offset by a slightly higher average balance of earning assets.  The average yield on earning assets during the first quarter of fiscal 2009 was 5.89 percent, 20 basis points lower than the average yield of 6.09 percent during the same period of fiscal 2008.

Loan receivable interest income decreased $856,000, or four percent, to $20.7 million in the quarter ended September 30, 2008 from $21.5 million for the same quarter of fiscal 2008.  This decrease was attributable to a lower average loan yield, partly offset by a slightly higher average loan balance.  The average loan yield during the first quarter of fiscal 2009 decreased 25 basis points to 6.01 percent from 6.26 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to accrued interest reversals from newly classified non-accrual loans and loan payoffs which carried a higher average yield, partly offset by mortgage loans originated with higher interest rates and a higher percentage of preferred loans, which generally have a higher yield than the single-family loans. The average balance of loans outstanding, including loans held for sale, increased slightly to $1.38 billion during the first quarter of fiscal 2009 from the same quarter of fiscal 2008.

Interest income from investment securities increased $161,000, or nine percent, to $1.9 million during the quarter ended September 30, 2008 from $1.7 million in the same quarter of fiscal 2008.  The increase was primarily a result of an increase in average yield and an increase in the average balance.  The average yield on the investment securities increased 25 basis points to 4.92 percent during the quarter ended September 30, 2008 from 4.67 percent during the quarter ended September 30, 2007.  The increase in the average yield of investment securities was due primarily to new purchases of investment securities with a higher average yield and the maturities of investment securities with a lower average yield than the average yield during the last 12 months.  During the first quarter of fiscal 2009, the Bank purchased $8.1 million of investment securities with an average yield of 4.79 percent, while $8.3 million of principal payments were received on MBS.  The average balance of investment securities increased $5.4 million, or four percent, to $154.8 million in the first quarter of fiscal 2009 from $149.4 million in the same quarter of fiscal 2008.

FHLB – San Francisco stock dividends decreased by $20,000, or four percent, to $449,000 in the first quarter of fiscal 2009 from $469,000 in the same period of fiscal 2008.  The decrease was attributable to a lower average balance of FHLB – San Francisco stock, partly offset by a higher average yield earned.  The average balance of FHLB – San Francisco stock decreased $2.5 million to $32.4 million during the first quarter of fiscal 2009 from $34.9 million during the same period of fiscal 2008.  The average balance of FHLB – San Francisco stock was consistent with the borrowing requirements of the FHLB – San Francisco.  The average yield on FHLB – San Francisco stock increased 18 basis points to 5.55 percent during the first quarter of fiscal 2009 from 5.37 percent during the same period last year.

Interest Expense.  Total interest expense for the quarter ended September 30, 2008 was $11.7 million as compared to $14.4 million for the same period of fiscal 2008, a decrease of $2.7 million, or 19 percent.  This decrease was primarily attributable to a lower average cost of interest-bearing liabilities, partly offset by a higher average balance.  The average cost of interest-bearing liabilities was 3.19 percent during the quarter ended September 30, 2008, down 74 basis points from 3.93 percent during the same period of fiscal 2008.  The average balance of interest-bearing liabilities, principally deposits and borrowings, increased $9.3 million, or one percent, to $1.46 billion during the first quarter of fiscal 2009 from $1.45 billion during the same period of fiscal 2008.

Interest expense on deposits for the quarter ended September 30, 2008 was $7.0 million as compared to $9.3 million for the same period of fiscal 2008, a decrease of $2.3 million, or 25 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and a lower average balance.  The average cost of deposits decreased to 2.85 percent during the quarter ended September 30, 2008 from 3.66 percent during the same quarter of fiscal 2008, a decrease of 81 basis points.  The decrease in the average cost of deposits was attributable primarily to time deposits with a lower average cost, consistent with declining short-term interest rates.  The average balance of deposits decreased $24.9 million, or two percent, to $981.0 million during the quarter ended September 30, 2008 from $1.01 billion during the same period of fiscal 2008.  The decline in the average balance was primarily in time deposits, which resulted from the Bank’s strategic decision to compete less aggressively on interest rate for this product.  The average balance of transaction account deposits to total deposits in the first quarter of fiscal 2009 was unchanged at 35 percent, compared to the same period of fiscal 2008.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the quarter ended September 30, 2008 decreased $399,000, or eight percent, to $4.7 million from $5.1 million for the same period of fiscal 2008.  The decrease in interest expense on borrowings was primarily a result of a lower average cost, partly offset by a higher average balance.  The average cost of borrowings decreased to

3.90 percent for the quarter ended September 30, 2008 from 4.54 percent in the same quarter of fiscal 2008, a decrease of 64 basis points.  The decrease in the average cost of borrowings was primarily the result of maturing long-term advances which had a higher average cost than the average cost of new advances. Additionally, short-term advance interest rates have fallen as a result of Federal Open Market Committee actions. The average balance of borrowings increased $34.2 million, or eight percent, to $478.9 million during the quarter ended September 30, 2008 from $444.7 million during the same period of fiscal 2008.

The following table depicts the average balance sheets for the quarters ended September 30, 2008 and 2007, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended September 30, 2008			Quarter Ended September 30, 2007
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,375,224	$ 20,658	6.01%	$ 1,374,711	$ 21,514	6.26%
Investment securities	154,759	1,905	4.92%	149,421	1,744	4.67%
FHLB – San Francisco stock	32,376	449	5.55%	34,915	469	5.37%
Interest-earning deposits	1,296	1	0.31%	746	9	4.83%

Total interest-earning assets	1,563,655	23,013	5.89%	1,559,793	23,736	6.09%

Non interest-earning assets	41,338			37,450

Total assets	$ 1,604,993			$ 1,597,243

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 198,304	330	0.66%	$ 197,942	425	0.85%
Savings accounts	141,098	569	1.60%	149,239	787	2.09%
Time deposits	641,562	6,127	3.80%	658,764	8,058	4.85%

Total deposits	980,964	7,026	2.85%	1,005,945	9,270	3.66%

Borrowings	478,906	4,694	3.90%	444,698	5,093	4.54%

Total interest-bearing liabilities	1,459,870	11,720	3.19%	1,450,643	14,363	3.93%

Non interest-bearing liabilities	21,024			18,197

Total liabilities	1,480,894			1,468,840

Stockholders’ equity	124,099			128,403
Total liabilities and stockholders’ equity
	$ 1,604,993			$ 1,597,243

Net interest income		$ 11,293			$ 9,373

Interest rate spread (3)			2.70%			2.16%
Net interest margin (4)			2.89%			2.40%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.11%			107.52%
Return on average assets			0.08%			0.15%
Return on average equity			1.06			1.91

(1)
Includes the receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan cost amortization of $121 and $180 for the quarters ended
September 30, 2008 and 2007, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $45.2 million and $42.5 million during the quarters ended September 30, 2008 and 2007, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarters ended September 30, 2008 and 2007, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended September 30, 2008 Compared
	To Quarter Ended September 30, 2007
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (864)	$ 8	$ -	$ (856)
Investment securities	96	62	3	161
FHLB – San Francisco stock	15	(34)	(1)	(20)
Interest-bearing deposits	(9)	7	(6)	(8)
Total net change in income on interest-earning assets
	(762)	43	(4)	(723)

Interest-bearing liabilities:
Checking and money market accounts	(96)	1	-	(95)
Savings accounts	(185)	(43)	10	(218)
Time deposits	(1,767)	(210)	46	(1,931)
Borrowings	(735)	391	(55)	(399)
Total net change in expense on interest-bearing liabilities
	(2,783)	139	1	(2,643)
Net increase (decrease) in net interest income
	$ 2,021	$ (96)	$ (5)	$ 1,920

(1)	Includes the receivable from sale of loans, loans held for sale and non-accrual loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

Provision for Loan Losses.  During the first quarter of fiscal 2009, the Corporation recorded a provision for loan losses of $5.7 million, an increase of $4.2 million from $1.5 million during the same period of fiscal 2008.  The loan loss provision in the first quarter of fiscal 2009 was primarily attributable to loan classification downgrades in the loans held for investment portfolio, partly offset by a decrease in loans held for investment.  See related discussion on Asset Quality on page 22.

At September 30, 2008, the allowance for loan losses was $22.5 million, comprised of $12.3 million of general loan loss reserves and $10.2 million of specific loan loss reserves, in comparison to the allowance for loan losses of $19.9 million at June 30, 2008, comprised of $13.4 million of general loan loss reserves and $6.5 million of specific loan loss reserves.  The allowance for loan losses as a percentage of gross loans held for investment was 1.67 percent at September 30, 2008 compared to 1.43 percent at June 30, 2008.  Management considers the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

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

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	Three Months Ended
	September 30,
(Dollars in Thousands)	2008	2007

Allowance at beginning of period	$ 19,898	$ 14,845

Provision for loan losses	5,732	1,519

Recoveries:
Consumer loans	1	-
Total recoveries	1	-

Charge-offs:
Mortgage loans:
Single-family	(3,037)	(764)
Construction	(73)	-
Consumer loans	(2)	(1)
Total charge-offs	(3,112)	(765)

Net charge-offs	(3,111)	(765)
Balance at end of period	$ 22,519	$ 15,599

Allowance for loan losses as a percentage of gross loans held for investment
	1.67%	1.13%

Net charge offs as a percentage of average loans outstanding during the period
	0.90%	0.22%

Allowance for loan losses as a percentage of non-performing loans at the end of the period
	62.99%	103.83%

Non-Interest Income.  Total non-interest income increased $1.1 million, or 79 percent, to $2.5 million during the quarter ended September 30, 2008 from $1.4 million during the same period of fiscal 2008.  The increase was primarily attributable to an increase in the gain on sale of loans and a gain on sale of investment securities.

Loan servicing and other fees decreased $243,000, or 49 percent, to $248,000 in the first quarter of fiscal 2009 from $491,000 in the same quarter of fiscal 2008.  The decrease was primarily attributable to decreases in the brokered loan fees ($23,000 vs. $154,000) and other loan fees, primarily related to payoffs ($103,000 vs. $210,000).  Total brokered loans declined to $1.4 million in the first quarter of fiscal 2009 from $9.7 million in the same quarter last year.  Total loan payoffs declined $21.4 million, or 30 percent, to $50.9 million in the first quarter of fiscal 2009 from $72.3 million in the same quarter last year.

The gain on sale of loans increased $1.1 million to $1.2 million for the quarter ended September 30, 2008 from $122,000 in the same quarter of fiscal 2008.  The increase was the result of a higher average loan sale margin and a higher volume of loans originated for sale.  The volume of loans originated for sale increased to $166.0 million in the first quarter of fiscal 2009 as compared to $99.5 million during the same period last year.  The increase in loan originations was primarily due to an increase in FHA/VA loan originations, resulting from the Corporation’s efforts to augment its FHA/VA loan origination capabilities after recognizing that the FHA/VA market enjoyed significant investor demand.  The ratio of FHA/VA loans to total PBM loan originations increased to 63 percent in the first quarter of fiscal 2009 from three percent in the same quarter last year.  The average loan sale margin for PBM during the first quarter of fiscal 2009 was 0.72 percent, up 61 basis points from 0.11 percent in the same period of fiscal 2008.  The increase in the average loan sale margin was primarily attributable to a higher percentage of FHA/VA loan production volume which carries a higher average loan sale margin when compared to loan sale margins of other loan product types.  The gain on sale of loans was partly offset by a less favorable fair-value adjustment on derivative financial instruments pursuant to the SFAS No. 133 (a loss of $152,000 versus a loss of $73,000) and an increase to the recourse reserve for loans sold that are subject to early payment default repurchase (a $748,000 provision versus $43,000 recovery).  As of September 30, 2008, the fair value of derivative financial instruments was a loss of $456,000 as compared to a loss of $304,000 at June 30, 2008 and a loss of $59,000 at September 30, 2007.  As of September 30, 2008, the total recourse reserve for loans sold that are subject to repurchase was $2.6 million, compared to $2.1 million at June 30, 2008 and $454,000 at September 30, 2007.

Deposit account fees increased $100,000, or 15 percent, to $758,000 in the first quarter of fiscal 2009 from $658,000 in the same quarter of fiscal 2008.  The increase was primarily attributable to an increase in returned check fees.

The gain on sale of investment securities for the quarter ended September 30, 2008 was $356,000, resulting from the sale of equity investments.

The net loss on sale and operations of real estate owned acquired in the settlement of loans was $390,000 in the first quarter of fiscal 2009 compared to a net loss of $304,000 in the same quarter last year.  Twenty five real estate owned properties were sold in the quarter ended September 30, 2008 as compared to four properties in the quarter ended September 30, 2007.

Other non-interest income in the first quarter of fiscal 2009 decreased $95,000, or 23 percent, to $313,000 from $408,000 in the same quarter of fiscal 2008.  The decrease was primarily attributable to a decrease in fees on investment services.

Non-Interest Expense.  Total non-interest expense in the quarter ended September 30, 2008 was $7.4 million, a decrease of $404,000 or five percent, as compared to $7.8 million in the same quarter of fiscal 2008.  The decrease in non-interest expense was primarily the result of a decrease in compensation and other operating expenses, partly offset by higher deposit insurance premiums and regulatory assessments.

Total compensation expense in the first quarter of fiscal 2009 was $4.6 million, down 10 percent from $5.1 million in the same period of fiscal 2008.  The decrease in compensation expense was primarily attributable to fewer mortgage banking personnel (85 F.T.E. vs. 104 F.T.E.) and lower ESOP expenses compared to the same quarter of fiscal 2008.  Total ESOP expenses in the first quarter of fiscal 2009 decreased $338,000, or 71%, to $136,000 from $474,000 in the same period of fiscal 2008, resulting from a lower average stock price and fewer shares allocated.

Total professional expenses increased $41,000, or 13 percent, to $360,000 in the first quarter of fiscal 2009 from $319,000 in the same period of fiscal 2008.  The increase was primarily due to higher legal expenses corresponding to the increase in delinquent loans.

Provision for income taxes.  Income tax expense was $344,000 for the quarter ended September 30, 2008 as compared to $849,000 during the same period of fiscal 2008.  The effective income tax rate for the quarter ended September 30, 2008 decreased to 51.1 percent as compared to 58.1 percent for the same quarter last year.  The decrease in the effective income tax rate was primarily the result of a lower percentage of permanent tax differences relative to income before taxes.  The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2009 reflects its current income tax obligations.

Asset Quality

Non-accrual loans increased to $35.7 million at September 30, 2008 from $23.2 million at June 30, 2008.  The non-accrual loans at September 30, 2008 were primarily comprised of 93 single-family loans held for investment ($26.0 million), three multi-family loans held for investment ($4.7 million), 10 construction loans held for investment ($2.8 million), and 12 single-family loans repurchased from, or unable to sell to investors ($1.6 million).  No interest accruals were made for loans that were past due 90 days or more.

The non-accrual and 90 days or more past due loans as a percentage of net loans held for investment increased to 2.70 percent at September 30, 2008 from 1.70 percent at June 30, 2008.  Real estate owned was $8.9 million (48 properties) at September 30, 2008, down five percent from $9.4 million (45 properties) at June 30, 2008.  Non-performing assets as a percentage of total assets increased to 2.80 percent at September 30, 2008 from 1.99 percent at June 30, 2008.

The Bank remains entangled in litigation on the 23 individual construction loans in a single-family construction project located in Coachella, California.  The Bank believes that significant misrepresentations were made to secure the Bank’s involvement in the project and as a result the Bank is vigorously pursuing legal remedies to protect the Bank’s interests.  The Bank has delivered demands to the individual borrowers, mortgage loan broker and builder who knowingly misled the Bank on certain key aspects of the loans and the project, which were ignored by the respective parties.  Therefore, the Bank has filed lawsuits alleging loan fraud by the 23 individual borrowers, misrepresentation fraud by the mortgage loan broker and misuse of funds fraud by the contractor.  The establishment of the specific loan loss reserve is consistent with the improved land value based on an appraisal.  Given the number of parties involved or soon to be involved, the complexity of the transaction and probable fraud, this matter may take an extended period of time to resolve.  As of September 30, 2008, the Bank foreclosed on 14 of these loans which were converted to real estate owned with a total fair value of $734,000, while the remaining nine loans are classified as substandard with a total fair value of $472,000.

During the first quarter of fiscal 2009, the Bank repurchased $769,000 of loans from investors, fulfilling certain recourse/repurchase covenants in the respective loan sale agreements.  This compares to $1.7 million of repurchased loans and $4.2 million of loans that could not be sold to investors in the same period of fiscal 2008.  Many of the repurchases and loans that could not be sold were the result of early payment default, which in many cases is the result of fraud.  The Bank has implemented tighter underwriting standards to reduce this problem.

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

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of September 30, 2008, which totaled $777.2 million at September 30, 2008 compared to $802.2 million at June 30, 2008:

		Weighted-	Weighted-	Weighted-
	Outstanding	Average	Average	Average
(Dollars in Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 571,420	734	74%	2.60 years
Stated income (5)	$ 408,949	731	73%	2.75 years
FICO less than or equal to 660	$ 20,919	641	71%	3.53 years
Over 30-year amortization	$ 25,640	739	68%	2.98 years

(1)	The outstanding balance presented on this table may overlap more than one category.
(2)
The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party.  A higher FICO score indicates a greater degree of creditworthiness.  Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower.

(3)	LTV (loan-to-value) is the ratio calculated by dividing the original loan balance by the original appraised value of the real estate collateral.
(4)	Seasoning describes the number of years since the funding date of the loan.
(5)	Stated income is defined as borrower provided income which is not subject to verification during the loan origination process.

The following table is provided to disclose details on asset quality (dollars in thousands):

	At September 30,	At June 30,
	2008	2008
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 27,621	$ 17,330
Multi-family	4,694	-
Commercial real estate	572	572
Construction	2,798	4,716
Other loans	64	575

Total	35,749	23,193

Accruing loans which are contractually past due 90 days or more	-	-

Total of non-accrual and 90 days past due loans	35,749	23,193

Real estate owned, net	8,927	9,355

Total non-performing assets	$ 44,676	$ 32,548

Restructured loans (1)	$ 15,524	$ 10,484

Non-accrual and 90 days or more past due loans as a percentage of loans held for investment, net
	2.70%	1.70%

Non-accrual and 90 days or more past due loans as a percentage of total assets
	2.24%	1.42%

Non-performing assets as a percentage of total assets	2.80%	1.99%

(1) The amount included in non-performing assets at September 30, 2008 and June 30, 2008 was $7.1 million and $1.4 million, respectively.

All of the loans set forth in the table above have been classified in accordance with OTS regulations.  Total classified loans (including loans designated as special mention) were $54.1 million at September 30, 2008, a decrease of $5.1 million or nine percent, from $59.2 million at June 30, 2008.  The classified loans at September 30, 2008 consist of 32 loans in the special mention category (16 single-family loans of $5.2 million, seven multi-family loans of $5.1 million, five commercial real estate loan of $3.0 million, three commercial business loan of $406,000 and one consumer loan of $12,000) and 133 loans in the substandard category (111 single-family loans of $30.3 million, 11 construction loans of $3.5 million, three multi-family loans of $4.7 million, two commercial real estate loans of $1.5 million, four land loans of $332,000 and two fully reserved commercial business loans).  The decrease in classified loans is the result of one construction loan of $7.7 million which was paid in full in September 2008.

The classified loans at June 30, 2008 consisted of 46 loans in the special mention category (33 single-family loans of $11.8 million, two construction loans of $8.1 million, six multi-family loans of $8.0 million, two commercial real estate loans of $1.4 million, one commercial business loans of $100,000, one land loan of $28,000 and one consumer loan of $20,000) and 97 loans in the substandard category (79 single-family loans of $23.6 million, 12 construction loans of $4.7 million, two land loans of $575,000, one commercial real estate loan of $572,000, one multi-family loan of $367,000 and two fully reserved commercial business loans).

As of September 30, 2008, real estate owned was comprised of 48 properties (seven from loan repurchases and loans which could not be sold and 41 from loans held for investment), primarily located in Southern California, with a net fair value of $8.9 million.  A new appraisal was obtained on each of the properties and fair value was calculated by using the lower of appraised value or the listing price of the property, net of selling costs.  As of June 30, 2008, real estate owned was comprised of 45 properties (nine from loan repurchases and 36 from loans held for investment), primarily located in Southern California, with a net fair value of $9.4 million.  For the quarter ended September 30, 2008, 28 real estate owned properties were acquired in the settlement of loans, while 25 real estate owned properties were sold for a net loss of $133,000.

For the quarter ended September 30, 2008, 10 loans for $5.2 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans.  As of September 30, 2008, a total of $15.5 million of loans have been modified:  23 are classified as pass ($8.1 million); two are classified as substandard and remain on accrual status ($268,000); and 17 are classified as substandard on non-accrual status ($7.1 million).  To qualify for restructuring, a borrower must provide evidence of their creditworthiness such as, current financial statements, most recent income tax returns, current paystubs, current W-2s, and most recent bank statements, among other documents, which are then verified by the Bank.  The Bank re-underwrites the loan with the borrower’s updated financial information, new credit report, current loan balance, new interest rate, remaining loan term, updated property value and modified payment schedule, among other considerations, to determine if the borrower qualifies.

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold (in thousands):

	For the Quarters Ended
	September 30,
	2008	2007
Loans originated for sale:
Retail originations	$ 51,558	$ 34,559
Wholesale originations	114,444	64,954
Total loans originated for sale (1)	166,002	99,513

Loans sold:
Servicing released	(155,058)	(94,639)
Servicing retained	(193)	(2,139)
Total loans sold (2)	(155,251)	(96,778)

Loans originated for investment:
Mortgage loans:
Single-family	7,476	30,295
Multi-family	1,200	7,514
Commercial real estate	2,073	1,506
Construction	265	9,678
Commercial business loans	80	165
Consumer loans	531	-
Other loans	1,740	-
Total loans originated for investment (3)	13,365	49,158

Loans purchased for investment:
Mortgage loans:
Multi-family	-	42,209
Total loans purchased for investment	-	42,209

Mortgage loan principal repayments	(50,854)	(72,341)
Real estate acquired in the settlement of loans	(10,473)	(3,682)
Increase in other items, net (4)	1,693	722

Net (decrease) increase in loans held for investment and loans held for sale	$ (35,518)	$ 18,801

(1)	Primarily comprised of PBM loans originated for sale, totaling $166.0 million and $97.1 million for the quarters ended September 30, 2008 and 2007, respectively.
(2)	Primarily comprised of PBM loans sold, totaling $155.3 million and $95.1 million for the quarters ended September 30, 2008 and 2007, respectively.
(3)	Primarily comprised of PBM loans originated for investment, totaling $8.0 million and $33.6 million for the quarters ended September 30, 2008 and 2007, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs and allowance for loan losses.

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

The primary investing activity of the Bank is the origination and purchase of loans held for investment.  During the first three months of fiscal 2009 and 2008, the Bank originated loans in the amounts of $179.4 million and $148.7 million, respectively.  In addition, the Bank purchased $42.2 million of loans from other financial institutions in the first three months of fiscal 2008, while no loan purchases were made in the first three months of fiscal 2009.  The total loans sold in the first three months of fiscal 2009 and 2008 were $155.3 million and $96.8 million, respectively.  At September 30, 2008, the Bank had loan origination commitments totaling $32.7 million and undisbursed loans in process and lines of credit totaling $19.1 million.  The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

The Bank’s primary financing activity is gathering deposits.  During the first three months of fiscal 2009 and 2008, the net (decrease) increase in deposits was $(56.6 million) and $10.8 million, respectively.  On September 30, 2008, time deposits that are scheduled to mature in one year or less were $569.0 million.  Historically, the Bank has been able to retain a significant amount of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At September 30, 2008, total cash and cash equivalents were $12.1 million, or 0.76 percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may continue to rely on FHLB – San Francisco advances for part of its liquidity needs.  As of September 30, 2008, the remaining borrowing capacity at FHLB – San Francisco was $267.3 million, and the available borrowing capacity at the Bank’s correspondent bank was $25.0 million.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2002, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2008 increased to 6.9 percent from 4.6 percent during the quarter ended June 30, 2008.  During the first three months of fiscal 2009, the United States of America (“the U.S.”) and international banking systems were under a considerable strain as a result of large financial losses experienced by many financial institutions worldwide.  As a result, the U.S. government has taken many actions designed to alleviate liquidity concerns in the U.S. banking system.  Those well publicized actions seem to have stabilized the U.S. banking system.  The Bank did not experience any specific liquidity problems during the course of the first quarter of fiscal 2009 although it is probable that interest rates paid for deposits and borrowings were elevated as a result of the market turmoil.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements.  Under the OTS prompt corrective action provisions, a minimum ratio of 1.5 percent for Tangible Capital is required to be deemed other than “critically undercapitalized,” while a minimum of 5.0 percent for Core Capital, 10.0 percent for Total Risk-Based Capital and 6.0 percent for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of September 30, 2008, the Bank exceeded all regulatory capital requirements with Tangible Capital, Core Capital, Total Risk-Based Capital and Tier 1 Risk-Based Capital ratios of 7.4 percent, 7.4 percent, 13.0 percent and 11.7 percent, respectively.

The Bank’s actual and required capital amounts and ratios as of September 30, 2008 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 118,204	7.42%
Requirement	31,851	2.00

Excess over requirement	$ 86,353	5.42%

Core capital	$ 118,204	7.42%
Requirement to be “Well Capitalized”	79,627	5.00

Excess over requirement	$ 38,577	2.42%

Total risk-based capital	$ 127,521	12.96%
Requirement to be “Well Capitalized”	98,399	10.00

Excess over requirement	$ 29,122	2.96%

Tier 1 risk-based capital	$ 115,220	11.71%
Requirement to be “Well Capitalized”	59,039	6.00

Excess over requirement	$ 56,181	5.71%

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying condensed consolidated statements of financial condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  For a discussion on commitments and derivative financial instruments, see Note 5 of the Notes to Unaudited Interim Consolidated Financial Statements on page 8.

Stockholders’ Equity

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal and state regulation.  The Corporation paid $310,000 of cash dividends to its shareholders in the first three months of fiscal 2009.

The Corporation has withheld activity of the June 2008 Stock Repurchase Program in order to preserve capital consistent with the difficult banking environment and the outlook for poorer credit quality.  As of September 30, 2008, all of the 310,385 authorized shares from the June 2008 stock repurchase program are available for future repurchase.

Incentive Plans

As of September 30, 2008, the Corporation had three share-based compensation plans, which are described below.  These plans include the 2006 Equity Incentive Plan, 2003 Stock Option Plan and 1996 Stock Option Plan.  The compensation cost that has been charged against income for these plans was $259,000 and $186,000 for the quarters ended September 30, 2008 and 2007, respectively, and the tax benefit from these plans was $0 and $6,000, respectively.

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

	Quarter	Quarter
	Ended	Ended
	September 30,	September 30,
	2008	2007
Expected volatility	35%	-
Weighted-average volatility	35%	-
Expected dividend yield	2.8%	-
Expected term (in years)	7.0	-
Risk-free interest rate	3.5%	-

A total of 182,000 options were granted, while no options were exercised or forfeited in the first quarter of fiscal 2009.  In the first quarter of fiscal 2008, 12,000 options were forfeited and there was no other activity.  As of September 30, 2008 and 2007, there were 7,700 options and 189,700 options available for future grants under the 2006 Plan, respectively.

The following table summarizes the stock option activity in the 2006 Plan for the quarter ended September 30, 2008.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	175,300	$ 28.31
Granted	182,000	$ 7.03
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2008	357,300	$ 17.47	5.55	$ 322
Vested and expected to vest at September 30, 2008	292,852	$ 17.73	5.62	$ 258
Exercisable at September 30, 2008	35,060	$ 28.31	8.36	$ -

As of September 30, 2008 and 2007, there was $954,000 and $792,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the stock options in the 2006 Plan.  The expense is expected to be recognized over a weighted-average period of 3.1 years and 4.4 years, respectively.  The forfeiture rate during the first three months of fiscal 2009 was 20 percent and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

In the first quarter of fiscal 2009, a total of 100,300 shares of restricted stock were awarded, while 800 shares were vested and distributed, and no restricted stock was forfeited.  In the first quarter of fiscal 2008, 4,000 shares of restricted stock were awarded, while 6,000 shares were forfeited, and no restricted stock was vested or distributed.  As of September 30, 2008 and 2007, there were 23,950 shares and 124,250 shares of restricted stock available for future awards, respectively.

The following table summarizes the unvested restricted stock activity in the quarter ended September 30, 2008.

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2008	49,400	$ 25.81
Granted	100,300	$ 6.46
Vested	(800)	$ 18.09
Forfeited	-	$ -
Unvested at September 30, 2008	148,900	$ 14.84
Expected to vest at September 30, 2008	119,120	$ 14.84

As of September 30, 2008 and 2007, there was $1.8 million and $1.4 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements awarded under the restricted stock in the 2006 Plan, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 3.2 years and 4.4 years, respectively.  Similar to options, a forfeiture rate of 20 percent is used for the restricted stock compensation expense calculations.

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

As a result of accelerating the vesting of these options, the Corporation recorded a $320,000 charge to compensation expense during the quarter ended June 30, 2005.  This charge represents a new measurement of compensation cost for these options as of the modification date.  The modification introduced the potential for an effective renewal of the awards as some of these options may have been forfeited by the holders.  This charge requires quarterly adjustment in future periods for actual forfeiture experience.  For the quarter ended September 30, 2008, a recovery of $19,000 was realized; and since inception, all of the original costs have been recovered.  The Corporation estimates that the compensation expense related to these options that would have been recognized over their remaining vesting period pursuant to the transition provisions of SFAS No. 123R is $1.7 million.

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

	Quarter	Quarter
	Ended	Ended
	September 30,	September 30,
	2008	2007
Expected volatility	-	22%
Weighted-average volatility	-	22%
Expected dividend yield	-	3.6%
Expected term (in years)	-	6.9
Risk-free interest rate	-	4.8%

There was no activity in the first quarter of fiscal 2009.  In the first quarter of fiscal 2008, a total of 50,000 options were granted and 7,500 options were exercised, while 35,200 options were forfeited.  As of September 30, 2008 and 2007, the number of options available for future grants under the Stock Option Plans were 14,900 and 7,400 options, respectively.

The following is a summary of the activity in the Stock Option Plans for the quarter ended September 30, 2008.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	550,400	$ 20.52
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2008	550,400	$ 20.52	5.46	$ 35
Vested and expected to vest at September 30, 2008	524,560	$ 20.30	5.37	$ 35
Exercisable at September 30, 2008	421,200	$ 19.15	4.88	$ 35

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2008 and 2007 was $2.14 and $3.94 per share, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $0 and $104,000, respectively.

As of September 30, 2008 and 2007, there was $1.4 million and $1.4 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the Stock Option Plans.  The expense is expected to be recognized over a weighted-average period of 2.4 years and 3.0 years, respectively.  The forfeiture rate during the first three months of fiscal 2009 was 20% and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Supplemental Information

	At	At	At
	September 30,	June 30,	September 30,
	2008	2008	2007

Loans serviced for others (in thousands)	$ 177,805	$ 181,032	$ 201,156

Book value per share	$ 20.05	$ 19.97	$ 20.21

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

The following table is derived from the OTS interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2008 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 93,674	$ (44,665)	$ 1,539,096	6.09%	-245 bp
+200 bp	$ 114,779	$ (23,560)	$ 1,571,823	7.30%	-124 bp
+100 bp	$ 134,636	$ (3,703)	$ 1,603,859	8.39%	-14 bp
0 bp	$ 138,339	$ -	$ 1,620,139	8.54%
-100 bp	$ 135,250	$ (3,089)	$ 1,628,762	8.30%	- 23 bp

(1)	Represents the decrease of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2008 (“base case”).
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the OTS interest rate risk model and represents the change in the NPV at a +200 basis point rate shock at September 30, 2008 and June 30, 2008.

	At September 30, 2008	At June 30, 2008
	(+200 bp rate shock)	(+200 bp rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	8.54%	9.01%
Post-shock NPV ratio: NPV as a % of PV Assets	7.30%	8.07%
Sensitivity measure: Change in NPV Ratio	124 bp	95 bp
TB 13a Level of Risk	Minimal	Minimal

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 100, plus 200, minus 100 and minus 200 basis points.  The following table describes the results of the analysis at September 30, 2008 and June 30, 2008.

At September 30, 2008		At June 30, 2008
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	-0.39%	+200 bp	-9.78%
+100 bp	+0.38%	+100 bp	-5.29%
-100 bp	+6.61%	-100 bp	+3.62%
-200 bp	+15.42%	-200 bp	+8.58%

Management believes that the assumptions used to complete the analysis described in the table above are reasonable.  However, past experience has shown that immediate, permanent and parallel movements in interest rates will not necessarily occur.  Additionally, while the analysis provides a tool to evaluate the projected net interest income to changes in interest rates, actual results may be substantially different if actual experience differs from the assumptions used to complete the analysis, particularly with respect to the 12-month business plan when asset growth is forecast.  Therefore, the model results that we disclose should be thought of as a risk management tool to compare the trends of the Corporation’s current disclosure to previous disclosures, over time, within the context of the actual performance of the treasury yield curve.

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2008 are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation’s financial position or results of operations.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item IA of our Annual Report of Form 10-K for the year ended June 30, 2008 except that the following risk factors are added to those previously contained in the Form 10-K.

If external funds were not available, this could adversely impact our growth and prospects.
We rely on retail deposits, brokered deposits, and advances from the Federal Home Loan Bank (“FHLB”) of Atlanta and other borrowings to fund our operations.  Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Atlanta or market conditions were to change. In addition, if we fall below the FDIC’s thresholds to be considered “well capitalized” we will be unable to continue with uninterrupted access to the brokered funds markets.

Although we consider these sources of funds adequate for our liquidity needs, there can be no assurance in this regard and we may be compelled or elect to seek additional sources of financing in the future.  Likewise, we may seek additional debt in the future to achieve our long-term business objectives, in connection with future acquisitions or for other reasons.  There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms.  If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

Difficult market conditions have adversely affected our industry.
We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

•	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans.  The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•
We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

There can be no assurance that recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies will help stabilize the U.S. financial system or improve the housing market.
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”).  EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assts that triggered the current economic crisis as well as other “troubled assets.”  EESA includes additional provisions directed at bolstering the economy, including:

•	Authority for the Federal Reserve to pay interest on depository institution balances;

•	Mortgage loss mitigation and homeowner protection;

•	Temporary increase in Federal Deposit Insurance Corporation (“FDIC”) insurance coverage from $100,000 to $250,000 through December 31, 2009; and

•	Authority to the Securities and Exchange Commission (the “SEC”) to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Shortly following the enactment of EESA, the Treasury announced the creation of specific TARP programs to purchase mortgage-backed securities and whole mortgage loans.  In addition, under the TARP, the Treasury has created a capital purchase program, pursuant to which it proposes to provide access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital.

EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the currently liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including a 50 basis point decrease on October 8, 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an “ownership change” to utilize their pre-change net operating losses and net unrealized built-in losses.  The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt  issued by financial institutions (such as the Bank), bank holding companies and savings and loan holding companies (such as the Corporation).  Financial institutions are automatically covered by this program for the 30-day period commencing October 14, 2008 and will continue to be covered as long as they do not affirmatively opt out of the program.  Under the program, newly issued senior unsecured debt issued on or before June 30, 2009 will be insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy.  The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009.  The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.  Many details of the program still remain to be worked out.

There can be no assurance as to the actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.   The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of equity securities for the first quarter of fiscal 2009.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1 – 31, 2008	-	$ -	-	310,385
August 1 – 31, 2008	-	-	-	310,385
September 1 – 30, 2008	-	-	-	310,385
Total	-	$ -	-	310,385

(1)	On June 26, 2008, the Corporation announced a new repurchase plan of 310,385 shares, which expires on June 26, 2009.

During the quarter ended September 30, 2008, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibits:

3.1	Certificate of Incorporation of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Corporation’s Registration Statement on Form S-1 (File No. 333-02230))

3.2	Bylaws of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Corporation’s Form 8-K dated October 25, 2007).

10.1	Employment Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated December 19, 2005)

10.3	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated December 12, 1996)

10.4	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation’s proxy statement dated December 12, 1996)

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

Provident Financial Holdings, Inc.

November 10, 2008	/s/Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2008	/s/ Donavon P. Ternes
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

Date: November 10, 2008
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

Date: November 10, 2008
/s/Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc.  (the “Corporation”) for the period ended September 30, 2008 (the “Report”), I, Craig G. Blunden, Chairman, President and Chief Executive Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods presented in the financial statements included in such Report.

Date: November 10, 2008
/s/Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Provident Financial Holdings, Inc.  (the “Corporation”) for the period ended September 30, 2008 (the “Report”), I, Donavon P. Ternes, Chief Financial Officer of the Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods presented in the financial statements included in such Report.

Date: November 10, 2008
/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and Chief Financial Officer