Form 10-Q
period 2008-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2009-02-09
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ Ö ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended …………………………………….................................................... December 31, 2008

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

Yes      .               No           X .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of February 5, 2009

Common stock, $ 0.01 par value, per share	6,208,519 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:

	Condensed Consolidated Statements of Financial Condition
	as of December 31, 2008 and June 30, 2008	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Six Months ended December 31, 2008 and 2007	2
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Six Months ended December 31, 2008 and 2007	3
	Condensed Consolidated Statements of Cash Flows
	for the Six Months ended December 31, 2008 and 2007	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	15
	Safe Harbor Statement	17
	Critical Accounting Policies	17
	Executive Summary and Operating Strategy	18
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	19
	Comparison of Financial Condition at December 31, 2008 and June 30, 2008	19
	Comparison of Operating Results
	for the Quarters and Six Months ended December 31, 2008 and 2007	20
	Asset Quality	32
	Loan Volume Activities	36
	Liquidity and Capital Resources	37
	Commitments and Derivative Financial Instruments	38
	Stockholders’ Equity	38
	Incentive Plans	39
	Supplemental Information	43

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	43

ITEM 4 -	Controls and Procedures	44

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	45
ITEM 1A	Risk Factors	45
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	49
ITEM 3 -	Defaults Upon Senior Securities	49
ITEM 4 -	Submission of Matters to a Vote of Security Holders	49
ITEM 5 -	Other Information	50
ITEM 6 -	Exhibits	50

SIGNATURES		52

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands

	December 31,	June 30,
	2008	2008
Assets
Cash and due from banks	$17,514	$12,614
Federal funds sold	-	2,500
Cash and cash equivalents	17,514	15,114

Investment securities – available for sale, at fair value	144,931	153,102
Loans held for investment, net of allowance for loan losses of
$34,953 and $19,898, respectively	1,265,404	1,368,137
Loans held for sale, at lower of cost or market	46,447	28,461
Accrued interest receivable	6,712	7,273
Real estate owned, net	11,115	9,355
Federal Home Loan Bank (“FHLB”) – San Francisco stock	32,929	32,125
Premises and equipment, net	6,687	6,513
Prepaid expenses and other assets	19,409	12,367

Total assets	$1,551,148	$1,632,447

Liabilities and Stockholders’ Equity
Liabilities:
Non interest-bearing deposits	$40,297	$48,056
Interest-bearing deposits	894,527	964,354
Total deposits	934,824	1,012,410

Borrowings	480,714	479,335
Accounts payable, accrued interest and other liabilities	17,756	16,722
Total liabilities	1,433,294	1,508,467

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (15,000,000 shares authorized; 12,435,865 and 12,435,865 shares issued, respectively; 6,208,519 and 6,207,719 shares outstanding, respectively)

	124	124
Additional paid-in capital	74,943	75,164
Retained earnings	136,251	143,053
Treasury stock at cost (6,227,346 and 6,228,146 shares, respectively)
	(93,930)	(94,798)
Unearned stock compensation	-	(102)
Accumulated other comprehensive income, net of tax	466	539

Total stockholders’ equity	117,854	123,980

Total liabilities and stockholders’ equity	$1,551,148	$1,632,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarter Ended December 31,		Six Months Ended December 31,

	2008	2007	2008	2007
Interest income:
Loans receivable, net	$19,648	$21,700	$40,306	$43,214
Investment securities	1,804	1,902	3,709	3,646
FHLB – San Francisco stock	(125)	432	324	901
Interest-earning deposits	9	5	10	14
Total interest income	21,336	24,039	44,349	47,775

Interest expense:
Checking and money market deposits	302	499	632	924
Savings deposits	535	804	1,104	1,591
Time deposits	5,441	7,888	11,568	15,946
Borrowings	4,817	5,280	9,511	10,373
Total interest expense	11,095	14,471	22,815	28,834

Net interest income, before provision for loan losses	10,241	9,568	21,534	18,941
Provision for loan losses	16,536	2,140	22,268	3,659
Net interest (expense) income, after provision for loan losses	(6,295)	7,428	(734)	15,282

Non-interest income:
Loan servicing and other fees	266	513	514	1,004
Gain on sale of loans, net	1,394	934	2,585	1,056
Deposit account fees	777	785	1,535	1,443
Gain on sale of investment securities	-	-	356	-
Loss on sale and operations of real estate owned acquired in the settlement of loans	(496)	(704)	(886)	(1,008)
Other	383	419	696	827
Total non-interest income	2,324	1,947	4,800	3,322

Non-interest expense:
Salaries and employee benefits	4,525	4,522	9,150	9,646
Premises and occupancy	718	831	1,434	1,538
Equipment	397	391	757	791
Professional expenses	332	474	692	793
Sales and marketing expenses	119	130	300	303
Deposit insurance premiums and regulatory assessments	288	115	610	230
Other	860	857	1,660	1,787
Total non-interest expense	7,239	7,320	14,603	15,088

(Loss) income before income taxes	(11,210)	2,055	(10,537)	3,516
(Benefit) provision for income taxes	(4,699)	1,011	(4,355)	1,860
Net (loss) income	$(6,511)	$1,044	$(6,182)	$1,656

Basic (loss) earnings per share	$(1.05)	$0.17	$(1.00)	$0.27
Diluted (loss) earnings per share	$(1.05)	$0.17	$(1.00)	$0.27
Cash dividends per share	$0.05	$0.18	$0.10	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Quarters Ended December 31, 2008 and 2007

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at October 1, 2008	6,208,519	$ 124	$ 74,635	$ 143,072	$ (93,930)	$ (22)	$ 622	$ 124,501

Comprehensive loss:
Net loss				(6,511)				(6,511)
Unrealized holding loss on securities available for sale,
net of tax benefit of $113							(156)	(156)
Total comprehensive loss								(6,667)

Amortization of restricted stock			113					113
Stock options expense			186					186
Allocations of contribution to ESOP (1)			9			22		31
Cash dividends				(310)				(310)

Balance at December 31, 2008	6,208,519	$ 124	$ 74,943	$ 136,251	$ (93,930)	$ -	$ 466	$ 117,854

(1)	Employee Stock Ownership Plan (“ESOP”).

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at October 1, 2007	6,232,803	$ 124	$ 73,627	$ 145,659	$ (94,097)	$ (358)	$ 1,017	$ 125,972

Comprehensive income:
Net income				1,044				1,044
Unrealized holding gain on securities available for sale,
net of tax expense of $197							273	273
Total comprehensive income								1,317

Purchase of treasury stock	(36,369)				(700)			(700)
Amortization of restricted stock			63					63
Stock options expense			136					136
Allocations of contribution to ESOP			354			97		451
Cash dividends				(1,116)				(1,116)

Balance at December 31, 2007	6,196,434	$ 124	$ 74,180	$ 145,587	$ (94,797)	$ (261)	$ 1,290	$ 126,123

                The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Six Months Ended December 31, 2008 and 2007

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2008	6,207,719	$ 124	$ 75,164	$ 143,053	$ (94,798)	$ (102)	$ 539	$ 123,980

Comprehensive loss:
Net loss				(6,182)				(6,182)
Unrealized holding loss on securities available for sale,
net of tax benefit of $53							(73)	(73)
Total comprehensive loss								(6,255)

Distribution of restricted stock	800							-
Amortization of restricted stock			208					208
Awards of restricted stock			(868)		868			-
Stock options expense			369					369
Allocations of contribution to ESOP			70			102		172
Cash dividends				(620)				(620)

Balance at December 31, 2008	6,208,519	$ 124	$ 74,943	$ 136,251	$ (93,930)	$ -	$ 466	$ 117,854

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2007	6,376,945	$ 124	$ 72,935	$ 146,194	$ (90,694)	$ (455)	$ 693	$ 128,797

Comprehensive income:
Net income				1,656				1,656
Unrealized holding gain on securities available for sale,
net of tax expense of $432							597	597
Total comprehensive income								2,253

Purchase of treasury stock (1)	(188,011)				(4,096)			(4,096)
Exercise of stock options	7,500	-	69					69
Amortization of restricted stock			131					131
Awards of restricted stock			(45)		45			-
Forfeiture of restricted stock			52		(52)			-
Stock options expense			276					276
Tax benefit from non-qualified
equity compensation			6					6
Allocations of contribution to ESOP			756			194		950
Cash dividends				(2,263)				(2,263)

Balance at December 31, 2007	6,196,434	$ 124	$ 74,180	$ 145,587	$ (94,797)	$ (261)	$ 1,290	$ 126,123

(1)	Includes the repurchase of 930 shares of distributed restricted stock.

                The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Six Months Ended December 31,

	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (6,182)	$ 1,656
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	1,037	1,148
Provision for loan losses	22,268	3,659
Provision for losses on real estate owned	422	463
Gain on sale of loans	(2,585)	(1,056)
Net gain on sale of investment securities	(356)	-
Net (gain) loss on sale of real estate owned	(439)	168
Stock-based compensation	722	1,282
FHLB – San Francisco stock dividend	(804)	(1,023)
Tax benefit from non-qualified equity compensation	-	(6)
Decrease in accounts payable and other liabilities	(520)	(2,876)
(Increase) decrease in prepaid expense and other assets	(6,063)	2,465
Loans originated for sale	(334,660)	(197,912)
Proceeds from sale of loans and net change in receivable from sale of loans	320,071	240,317
Net cash (used for) provided by operating activities	(7,089)	48,285

Cash flows from investing activities:
Net decrease (increase) in loans held for investment	60,763	(53,766)
Maturity and call of investment securities held to maturity	-	14,000
Maturity and call of investment securities available for sale	65	2,129
Principal payments from mortgage-backed securities	15,860	23,382
Purchase of investment securities available for sale	(8,135)	(41,172)
Proceeds from sale of investment securities available for sale	480	-
Purchase of FHLB – San Francisco stock	-	(39)
Redemption of FHLB – San Francisco stock	-	13,638
Proceeds from sale of real estate owned	17,937	3,709
Purchase of premises and equipment	(662)	(144)
Net cash provided by (used for) investing activities	86,308	(38,263)

Cash flows from financing activities:
Net (decrease) increase in deposits	(77,586)	4,287
(Repayments of) proceeds from short-term borrowings, net	(98,600)	56,630
Proceeds from long-term borrowings	115,000	20,000
Repayments of long-term borrowings	(15,021)	(85,020)
ESOP loan payment	8	52
Exercise of stock options	-	69
Tax benefit from non-qualified equity compensation	-	6
Cash dividends	(620)	(2,263)
Treasury stock purchases	-	(4,096)
Net cash used for financing activities	(76,819)	(10,335)

Net increase (decrease) in cash and cash equivalents	2,400	(313)
Cash and cash equivalents at beginning of period	15,114	12,824

Cash and cash equivalents at end of period	$ 17,514	$ 12,511
Supplemental information:
Cash paid for interest	$ 22,380	$ 29,250
Cash paid for income taxes	$ 2,489	$ 100
Transfer of loans held for sale to loans held for investment	$ 707	$ 8,467
Real estate acquired in the settlement of loans	$ 26,151	$ 8,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

December 31, 2008

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated financial statements at June 30, 2008 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2008.  Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.  The results of operations for the quarter and six months ended December 31, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2009.

Note 2: Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 133-1 and FASB Interpretation (“FIN”) 45-4:
In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives.  It amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  The FSP also amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, the FSP clarifies the Board’s intent about the effective date of SFAS No. 161.  Accordingly, the FSP clarifies that the disclosures required by SFAS No. 161 will be incorporated upon adoption of SFAS No. 161 on July 1, 2009.  The adoption of this FSP did not have material impact on the Corporation’s consolidated financial statements.

Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 162:
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The FASB believes the Generally Accepted Accounting Principal (“GAAP”) hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.  The adoption of this Statement did not have a material impact on our consolidated financial statements.

Note 3: Earnings (Loss) Per Share and Stock-Based Compensation

Earnings (Loss) Per Share:
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.  As of December 31, 2008 and 2007, there were outstanding options to purchase 907,700 shares and 734,700 shares of the Corporation common stock, respectively, of which 907,700 shares and 597,000 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2008 and 2007, respectively.

(In Thousands, Except Earnings (Loss) Per Share)	For the Quarter Ended December 31,		For the Six Months Ended December 31,
	2008	2007	2008	2007
Numerator:
Net (loss) income – numerator for basic (loss) earnings per share and diluted (loss) earnings per share - available to common stockholders	$(6,511)	$1,044	$(6,182)	$1,656

Denominator:
Denominator for basic (loss) earnings per share: Weighted-average shares
	6,204	6,134	6,195	6,187

Effect of dilutive securities:
Stock option dilution	-	64	-	57
Restricted stock dilution	-	-	-	1

Denominator for diluted (loss) earnings per share:
Adjusted weighted-average shares and assumed conversions	6,204	6,198	6,195	6,245

Basic (loss) earnings per share	$(1.05)	$0.17	$(1.00)	$0.27
Diluted (loss) earnings per share	$(1.05)	$0.17	$(1.00)	$0.27

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

The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense and is solely related to issued and unvested stock option grants.  The incremental stock-based compensation expense for the quarters ended December 31, 2008 and 2007 was $186,000 and $136,000, respectively.  For the six months ended December 31, 2008 and 2007, the incremental stock-based compensation expense was $369,000 and $276,000, respectively.  For the first six months of fiscal 2009 and 2008, cash provided by operating activities decreased by $0 and $6,000, respectively, and cash provided by financing activities increased by an identical amount, respectively, related to excess tax benefits from stock-based payment arrangements.  These amounts are reflective of the tax benefit for stock options exercised and restricted stock distributions during the respective periods.

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed statements of operations and total assets for the Corporation’s operating segments for the quarters ended December 31, 2008 and 2007, respectively (in thousands).

	For the Quarter Ended December 31, 2008
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 10,195	$ 46	$ 10,241
Provision for loan losses	15,331	1,205	16,536
Net interest expense, after provision for loan losses	(5,136)	(1,159)	(6,295)

Non-interest income:
Loan servicing and other fees	238	28	266
Gain on sale of loans, net	4	1,390	1,394
Deposit account fees	777	-	777
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(307)	(189)	(496)
Other	381	2	383
Total non-interest income	1,093	1,231	2,324

Non-interest expense:
Salaries and employee benefits	3,276	1,249	4,525
Premises and occupancy	593	125	718
Operating and administrative expenses	1,180	816	1,996
Total non-interest expense	5,049	2,190	7,239
Loss before taxes	(9,092)	(2,118)	(11,210)
Benefit for income taxes	(3,808)	(891)	(4,699)
Net loss	$ (5,284)	$ (1,227)	$ (6,511)
Total assets, end of period	$ 1,502,099	$ 49,049	$ 1,551,148

	For the Quarter Ended December 31, 2007
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income (expense), before provision for loan losses	$ 9,722	$ (154)	$ 9,568
Provision for loan losses	1,098	1,042	2,140
Net interest income (expense), after provision for loan losses	8,624	(1,196)	7,428

Non-interest income:
Loan servicing and other fees (1)	63	450	513
Gain on sale of loans, net	10	924	934
Deposit account fees	785	-	785
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(204)	(500)	(704)
Other	419	-	419
Total non-interest income	1,073	874	1,947

Non-interest expense:
Salaries and employee benefits	3,321	1,201	4,522
Premises and occupancy	491	340	831
Operating and administrative expenses	926	1,041	1,967
Total non-interest expense	4,738	2,582	7,320
Income (loss) before taxes	4,959	(2,904)	2,055
Provision (benefit) for income taxes	2,386	(1,375)	1,011
Net income (loss)	$ 2,573	$ (1,529)	$ 1,044
Total assets, end of period	$ 1,619,102	$ 21,389	$ 1,640,491

(1)	Includes an inter-company charge of $352 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

The following tables set forth condensed statements of operations and total assets for the Corporation’s operating segments for the six months ended December 31, 2008 and 2007, respectively (in thousands).

	For the Six Months Ended December 31, 2008
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 21,377	$ 157	$ 21,534
Provision for loan losses	20,209	2,059	22,268
Net interest income (expense), after provision for loan losses	1,168	(1,902)	(734)

Non-interest income:
Loan servicing and other fees (1)	343	171	514
Gain on sale of loans, net	7	2,578	2,585
Deposit account fees	1,535	-	1,535
Gain on sale of investment securities	356	-	356
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(620)	(266)	(886)
Other	693	3	696
Total non-interest income	2,314	2,486	4,800

Non-interest expense:
Salaries and employee benefits	6,666	2,484	9,150
Premises and occupancy	1,185	249	1,434
Operating and administrative expenses	2,310	1,709	4,019
Total non-interest expense	10,161	4,442	14,603
Loss before taxes	(6,679)	(3,858)	(10,537)
Benefit for income taxes	(2,733)	(1,622)	(4,355)
Net loss	$ (3,946)	$ (2,236)	$ (6,182)
Total assets, end of period	$ 1,502,099	$ 49,049	$ 1,551,148

(1)	Includes an inter-company charge of $102 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Six Months Ended December 31, 2007
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income (expense), before provision for loan losses	$ 19,106	$ (165)	$ 18,941
Provision for loan losses	1,772	1,887	3,659
Net interest income (expense), after provision for loan losses	17,334	(2,052)	15,282

Non-interest income:
Loan servicing and other fees (1)	(1)	1,005	1,004
Gain on sale of loans, net	33	1,023	1,056
Deposit account fees	1,443	-	1,443
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(355)	(653)	(1,008)
Other	827	-	827
Total non-interest income	1,947	1,375	3,322

Non-interest expense:
Salaries and employee benefits	6,801	2,845	9,646
Premises and occupancy	1,041	497	1,538
Operating and administrative expenses	1,915	1,989	3,904
Total non-interest expense	9,757	5,331	15,088
Income (loss) before taxes	9,524	(6,008)	3,516
Provision (benefit) for income taxes	5,038	(3,178)	1,860
Net income (loss)	$ 4,486	$ (2,830)	$ 1,656
Total assets, end of period	$ 1,619,102	$ 21,389	$ 1,640,491

(1)	Includes an inter-company charge of $695 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

Note 5: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of December 31, 2008 and June 30, 2008, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $46.2 million and $29.4 million, respectively.  The following table provides information regarding undisbursed funds to borrowers on existing loans and lines of credit with the Bank as well as commitments to originate loans to be held for investment.

	December 31,	June 30,
Commitments	2008	2008
(In Thousands)

Undisbursed loan funds – Construction loans	$ 3,242	$ 7,864
Undisbursed lines of credit – Mortgage loans	4,344	4,880
Undisbursed lines of credit – Commercial business loans	6,349	6,833
Undisbursed lines of credit – Consumer loans	1,545	1,672
Commitments to extend credit on loans to be held for investment	650	6,232
Total	$ 16,130	$ 27,481

In accordance with SFAS No. 133 and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, commitments to purchase mortgage-backed securities (“MBS”), put option contracts and call option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.  The net impact of derivative financial instruments on the Condensed Consolidated Statements of Operations during the quarters ended December 31, 2008 and 2007 were a gain of $748,000 and a gain of $30,000, respectively.  For the six months ended December 31, 2008 and 2007, the net impact of derivative financial instruments on the Condensed Consolidated Statements of Operations was a gain of $596,000 and a loss of $42,000, respectively.

	December 31, 2008		June 30, 2008		December 31, 2007
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale (1)	$ 45,573	$ 540	$ 23,191	$ (304)	$ 9,995	$ (29)
Best-efforts loan sale commitments	(77,848)	-	(51,652)	-	(9,995)	-
Mandatory loan sale commitments	(34,712)	(248)	-	-	-	-
Total	$ (66,987)	$ 292	$ (28,461)	$ (304)	$ -	$ (29)

(1)	Net of 41.0 percent at December 31, 2008, 48.0 percent at June 30, 2008 and 57.0 percent at December 31, 2007 of commitments, which may not fund.

Note 6: Income Taxes

FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Management has determined that there are no unrecognized tax benefits to be reported in the Corporation’s financial statements, and none are anticipated during the fiscal year ending June 30, 2009.

SFAS No. 109, “Accounting for Income Taxes,” requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset. To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The Corporation’s tax asset has increased during the first six months of fiscal 2009 due to an increase in its loan loss allowances. The deferred tax asset related to loan loss allowances will be realized when actual charge-offs are made against the loan loss allowances. Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes that no valuation allowance is necessary at this time.

The Corporation files income tax returns for the United States and state of California jurisdictions.  In September 2008, the Internal Revenue Service (“IRS”) completed its examination of the Corporation’s tax returns for 2006 and 2007. Tax years subsequent to 2007 remain subject to federal examination, while the California state tax returns for years subsequent to 2004 are subject to examination by taxing authorities.  It is the Corporation’s policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense.  There were no penalties or interest included in the Condensed Consolidated Statements of Operations for the quarter and six months ended December 31, 2008.

Note 7: Fair Value of Financial Instruments

The Corporation adopted SFAS No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” on July 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 159 permits entities to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option) at specified election dates.  At each subsequent reporting date, an entity is required to report unrealized gains and losses on items in earnings for which the fair value option has been elected at each subsequent reporting date.  The objective of the statement is to provide entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex accounting provisions.    The Corporation did not elect to measure any financial instruments at fair value under SFAS No. 159.  Under FSP 157-2, portions of SFAS No. 157 have been deferred until years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statement on a recurring basis. Therefore, the Corporation has partially adopted the provisions of SFAS No. 157.

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
Observable inputs other than Level 1 such as: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated to observable market data for substantially the full term of the asset or liability.

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

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities and derivative financial instruments, while loans held for sale and impaired loans are measured at fair value on a nonrecurring basis.

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

Derivative financial instruments are comprised of commitments to extend credit on loans to be held for sale and mandatory loan sale commitments.  The fair value is determined, when possible, using quoted secondary-market prices.  If no such quoted price exists, the fair value of a commitment is determined by quoted prices for a similar commitment or commitments, adjusted for the specific attributes of each commitment.

Loans held for sale are primarily single-family loans.  The fair value is determined, when possible, using quoted secondary-market prices.  If no such quoted price exists, the fair value of a loan is determined by quoted prices for a similar loan or loans, adjusted for the specific attributes of each loan.

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

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a recurring basis:

Fair Value Measurement at December 31, 2008 Using:
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total
Investment securities	$ 5,377	$ 137,798	$ 1,756	$ 144,931
Derivative financial instruments	-	-	292	292
Total	$ 5,377	$ 137,798	$ 2,048	$ 145,223

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated statement of financial condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(Dollars in Thousands)	CMO	Derivative Financial Instruments	Total
Beginning balance at October 1, 2008	$ 2,003	$ (456)	$ 1,547
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	456	456
Included in other comprehensive income	(176)	-	(176)
Purchases, issuances, and settlements	(71)	292	221
Transfers in and/or out of Level 3	-	-	-
Ending balance at December 31, 2008	$ 1,756	$ 292	$ 2,048

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(Dollars in Thousands)	CMO	Derivative Financial Instruments	Total
Beginning balance at July 1, 2008	$ 2,225	$ (304)	$ 1,921
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	760	760
Included in other comprehensive income	(176)	-	(176)
Purchases, issuances, and settlements	(293)	(164)	(457)
Transfers in and/or out of Level 3	-	-	-
Ending balance at December 31, 2008	$ 1,756	$ 292	$ 2,048

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a nonrecurring basis:

Fair Value Measurement at December 31, 2008 Using:
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total
Loans held for sale	$ -	$ 487	$ -	$ 487
Impaired loans (1)	-	-	45,733	45,733
Total	$ -	$ 487	$ 45,733	$ 46,220

(1) The fair value of the impaired loans are derived from their respective collateral values.

Note 8: Subsequent Events

On January 20, 2009, the Corporation announced a cash dividend of $0.03 per share on the Corporation’s outstanding shares of common stock for shareholders of record as of the close of business on February 10, 2009, payable on March 6, 2009.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At December 31, 2008, the Corporation had total assets of $1.55 billion, total deposits of $934.8 million and total stockholders’ equity of $117.9 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Corporation, from time to time, may repurchase its common stock.  The Corporation evaluates the repurchase of its common stock when the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential.  Consideration is also given to the Corporation’s liquidity, regulatory capital requirements and future capital needs based on the Corporation’s current business plan.  The Corporation’s Board of Directors authorizes each stock repurchase program, the duration of which is typically one year.  Once the stock repurchase program is authorized, management may repurchase the Corporation’s common stock from time to time in the open market or in privately negotiated transactions, depending upon market conditions and the factors described above.  On June 26, 2008, the Corporation announced that its Board of Directors authorized the repurchase of up to five percent of its outstanding common stock, or approximately 310,385 shares, over a one-year period.  As a result of current economic conditions, the Corporation did not repurchase any of its shares during the quarter ended December 31, 2008.  See Part II, Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” on page 49.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On October 30, 2008, the Corporation declared a quarterly cash dividend of $0.05 per share for the Corporation’s shareholders of record at the close of business on November 21, 2008, which was paid on December 16, 2008.  On January 20, 2009, the Corporation declared a cash dividend of $0.03 per share on the Corporation’s outstanding shares of common stock for shareholders of record as of the close of business on February 10, 2009, payable on March 6, 2009.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” requires that derivatives of the Corporation be recorded in the consolidated financial statements at fair value.  Management considers this accounting policy to be a critical accounting policy.  The Bank’s derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, commitments to purchase MBS and option contracts to mitigate the risk of the commitments to extend credit.  Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends.  The fair value adjustments of the derivatives are recorded in the consolidated statements of operations with offsets to other assets or other liabilities in the consolidated statements of financial condition.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, and wire transfer fees, among others.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  During the next three years, although not immediately given the uncertain environment, the Corporation intends to improve the community banking business by moderately growing total assets; by decreasing the concentration of single-family mortgage loans within loans held for investment; and by increasing the concentration of higher yielding multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”).  In addition, over time, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.  While the Corporation’s long-term strategy described moderate growth, management may determine from time to time that shrinking the balance sheet is the most prudent short-term strategy in response to deteriorating general economic conditions.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, changes in regulation and changes in the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values and higher loan delinquencies.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  For further details on risk factors, see the Safe-Harbor Statement on page 17 and Item 1A – Risk Factors on page 45.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at December 31, 2008 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	1 year	Over 1 year	Over 3 years	Over
	or less	to 3 years	to 5 years	5 years	Total
Operating obligations	$ 795	$ 930	$ 447	$ -	$ 2,172
Time deposits	559,808	51,350	20,114	75	631,347
FHLB – San Francisco advances	146,127	229,954	130,918	19,268	526,267
FHLB – San Francisco letter of credit	2,500	-	-	-	2,500
Total	$ 709,230	$ 282,234	$ 151,479	$ 19,343	$ 1,162,286

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

In addition to the off-balance sheet financing arrangements and contractual obligations mentioned above, the Corporation has derivatives and other financial instruments with off-balance sheet risks as described in Note 5 of the Notes to Unaudited Interim Consolidated Financial Statements on page 11.

Comparison of Financial Condition at December 31, 2008 and June 30, 2008

Total assets decreased $81.3 million, or five percent, to $1.55 billion at December 31, 2008 from $1.63 billion at June 30, 2008.  The decrease was primarily attributable to a decrease in loans held for investment.

Loans held for investment decreased $102.7 million, or eight percent, to $1.27 billion at December 31, 2008 from $1.37 billion at June 30, 2008.  During the first six months of fiscal 2009, the Bank originated $17.2 million of loans held for investment, of which $7.4 million, or 43 percent, were “preferred loans”

(multi-family, commercial real estate, construction and commercial business loans).  The Bank did not purchase any loans for investment in the first six months of fiscal 2009, resulting from the Corporation’s decision to compete less aggressively for origination volume given the economic uncertainty of the current banking environment.  Total loan principal payments during the first six months of fiscal 2009 were $89.7 million, compared to $134.7 million during the comparable period in fiscal 2008.  The balance of preferred loans decreased to $528.5 million, or 41 percent of loans held for investment at December 31, 2008, as compared to $569.6 million, or 41 percent of loans held for investment at June 30, 2008.  Purchased loans serviced by others at December 31, 2008 were $132.7 million, or 10 percent of loans held for investment, compared to $146.5 million, or 11 percent of loans held for investment at June 30, 2008.

The table below describes the geographic dispersion of real estate secured loans held for investment at December 31, 2008, as a percentage of the total dollar amount outstanding:

	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$231,011	31%	$413,528	54%	$105,945	14%	$10,605	1%	$761,089	100%
Multi-family	34,928	9%	267,744	70%	72,797	19%	6,119	2%	381,588	100%
Commercial real estate	60,045	47%	63,402	50%	2,387	2%	1,655	1%	127,489	100%
Construction	11,908	97%	400	3%	-	0%	-	0%	12,308	100%
Other	3,289	100%	-	0%	-	0%	-	0%	3,289	100%
Total	$341,181	27%	$745,074	58%	$181,129	14%	$18,379	1%	$1,285,763	100%

(1) Other than the Inland Empire.

Total loans held for sale increased $17.9 million, or 63 percent, to $46.4 million at December 31, 2008 from $28.5 million at June 30, 2008.  The increase was due primarily to the timing difference between loan originations and loan sale settlements.  See “Loan Volume Activities” on page 36.

Total investment securities decreased $8.2 million, or five percent, to $144.9 million at December 31, 2008 from $153.1 million at June 30, 2008.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.  The Bank evaluates individual investment securities quarterly for other-than-temporary declines in market value.  The Bank does not believe that there are any other-than-temporary impairments at December 31, 2008; therefore, no impairment losses have been recorded as of December 31, 2008.

Total deposits decreased $77.6 million, or eight percent, to $934.8 million at December 31, 2008 from $1.01 billion at June 30, 2008.  This decrease was primarily attributable to the strategic decision to compete less aggressively on time deposit interest rates, partly offset by the Bank’s marketing strategy to promote transaction accounts.

Borrowings, consisting of FHLB – San Francisco advances increased slightly to $480.7 million at December 31, 2008 from $479.3 million at June 30, 2008.  The increase in borrowings was primarily the result of the decrease in deposits and the increase in loans held for sale, partly offset by the decrease in loans held for investment.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 29 months (27 months, if put options are exercised by the FHLB – San Francisco) at December 31, 2008, as compared to the weighted-average maturity of 23 months (20 months, if put options were exercised by the FHLB – San Francisco) at June 30, 2008.

Total stockholders’ equity decreased $6.1 million, or five percent, to $117.9 million at December 31, 2008, from $124.0 million at June 30, 2008, primarily as a result of the net loss and the quarterly cash dividends paid during the first six months of fiscal 2009.  No stock options were exercised and no common stock was repurchased during the first six months of fiscal 2009.  The total cash dividend paid to the Corporation’s shareholders in the first six months of fiscal 2009 was $620,000.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2008 and 2007

The Corporation’s net loss for the quarter ended December 31, 2008 was $6.5 million, compared to net income of $1.0 million during the same quarter of fiscal 2008.  For the six months ended December 31, 2008, the Corporation’s net loss was $6.2 million, compared to net income of $1.7 million during the same period of fiscal 2008.  The decrease for both periods was primarily a result of the increase in the provision for loan losses, partly offset by the increase in net interest income (before provision for loan losses), the increase in non-interest income and the decrease in operating expenses.

The Corporation’s efficiency ratio improved to 58 percent in the second quarter of fiscal 2009 from 64 percent in the same period of fiscal 2008.  For the six months ended December 31, 2008, the efficiency ratio improved to 55 percent from 68 percent in the six months ended December 31, 2007.  The improvement in the efficiency ratio for both these periods was a result of the increase in net interest income (before provision for loan losses), the increase in non-interest income and the decrease in non-interest expenses.

Return on average assets for the quarter ended December 31, 2008 decreased 193 basis points to (1.67) percent from 0.26 percent in the same period last year.  For the six months ended December 31, 2008 and 2007, the return on average assets was (0.78) percent and 0.21 percent, respectively, a decrease of 99 basis points.

Return on average equity for the quarter ended December 31, 2008 decreased to (21.44) percent from 3.30 percent for the same period last year.  For the six months ended December 31, 2008, the return on average equity decreased to (10.07) percent from 2.60 percent for the same period last year.

Diluted earnings per share for the quarter ended December 31, 2008 were $(1.05), compared to $0.17 for the quarter ended December 31, 2007.  For the six months ended December 31, 2008 and 2007, diluted earnings per share were $(1.00) and $0.27, respectively.

Net Interest Income:

For the Quarters Ended December 31, 2008 and 2007.  The Corporation’s net interest income (before the provision for loan losses) increased by $673,000, or seven percent, to $10.2 million for the quarter ended December 31, 2008 from $9.6 million in the comparable period in fiscal 2008.  This increase was the result of a higher net interest margin, partly offset by lower average earning assets.  The net interest margin increased to 2.70 percent in the second quarter of fiscal 2009, up 28 basis points from 2.42 percent for the same period of fiscal 2008.  The increase in the net interest margin during the second quarter of fiscal 2009 was primarily attributable to a decrease in the average cost of funds which declined more than the average yield on earning assets.  The average balance of earning assets decreased $66.3 million to $1.52 billion in the second quarter of fiscal 2009 from $1.58 billion in the comparable period of fiscal 2008.

For the Six Months Ended December 31, 2008 and 2007.  Net interest income (before the provision for loan losses) for the first six months of fiscal 2009 was $21.5 million, up $2.6 million or 14 percent from $18.9 million during the same period of fiscal 2008.  This increase was the result of a higher net interest margin, partly offset by lower average earning assets.  The net interest margin increased to 2.79 percent in the first six months of fiscal 2009, up 38 basis points from 2.41 percent during the same period of fiscal 2008.  The increase in the net interest margin during the first six months of fiscal 2009 was primarily attributable to a decrease in the average cost of funds which decreased more than the average yield on earning assets, which remained relatively stable, coupled with the lower average balance of interest earning assets.  The average balance of earning assets decreased $28.7 million, or two percent, to $1.54 billion in the first six months of fiscal 2009 from $1.57 billion in the comparable period of fiscal 2008.

Interest Income:

For the Quarters Ended December 31, 2008 and 2007.  Total interest income decreased by $2.7 million, or 11 percent, to $21.3 million for the second quarter of fiscal 2009 from $24.0 million in the same quarter of fiscal 2008.  This decrease was primarily the result of a lower average earning asset yield and a lower average balance of earning assets.  The average yield on earning assets during the second quarter of fiscal 2009 was 5.62 percent, 45 basis points lower than the average yield of 6.07 percent during the same period of fiscal 2008.

Loans receivable interest income decreased $2.1 million, or 10 percent, to $19.6 million in the quarter ended December 31, 2008 from $21.7 million for the same quarter of fiscal 2008.  This decrease was attributable to a lower average loan yield and a lower average loan balance.  The average loan yield during the second quarter of fiscal 2009 decreased 28 basis points to 5.93 percent from 6.21 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to accrued interest reversals from newly classified non-accrual loans and loan payoffs which carried a higher average yield than the average yield of loans receivable.  The average balance of loans outstanding, including loans held for sale, decreased $72.6 million, or five percent, to $1.33 billion during the second quarter of fiscal 2009 from $1.40 billion in the same quarter of fiscal 2008.

Interest income from investment securities decreased $98,000, or five percent, to $1.8 million during the quarter ended December 31, 2008 from $1.9 million in the same quarter of fiscal 2008.  The decrease was primarily a result of a decrease in average yield and a decrease in the average balance.  The average yield on investment securities decreased 12 basis points to 4.83 percent during the quarter ended December 31, 2008 from 4.95 percent during the quarter ended December 31, 2007.  The decrease in the average yield of investment securities was primarily attributable to the net premium amortization of $24,000 in the second quarter of fiscal 2009 as compared to the net discount amortization of $4,000 in the comparable quarter of fiscal 2008.  During the second quarter of fiscal 2009, the Bank did not purchase any investment securities, while $7.5 million of principal payments were received on mortgage-backed securities.  The average balance of investment securities decreased $4.5 million, or three percent, to $149.3 million in the second quarter of fiscal 2009 from $153.8 million in the same quarter of fiscal 2008.

FHLB – San Francisco stock dividends were $(125,000) in the second quarter of fiscal 2009, down from $432,000 in the same period of fiscal 2008.  The decline was primarily attributable to the FHLB announcement that they will not pay a dividend for the quarter ended December 31, 2008 and an accrual adjustment resulting from a lower actual dividend received in November 2008 than accrued for the relevant period.

For the Six Months Ended December 31, 2008 and 2007.  Total interest income decreased by $3.5 million, or seven percent, to $44.3 million for the first six months of fiscal 2009 from $47.8 million in the same period of fiscal 2008.  This decrease was primarily the result of a lower average balance of earning assets and a lower average earning asset yield.  The average yield on earning assets during the first six months of fiscal 2009 was 5.75 percent, 33 basis points lower than the average yield of 6.08 percent during the same period of fiscal 2008.

Loans receivable interest income decreased $2.9 million, or seven percent, to $40.3 million in the six months ended December 31, 2008 from $43.2 million for the same period of fiscal 2008.  This decrease was attributable to a lower average loan balance and a lower average loan yield.  The average balance of loans outstanding, including the receivable from sale of loans and loans held for sale, decreased $36.0 million, or three percent, to $1.35 billion during the first six months of fiscal 2009 from $1.39 billion during the same period of fiscal 2008.  The average loan yield during the first six months of fiscal 2009 decreased 26 basis points to 5.97 percent from 6.23 percent during the same period last year.  The decrease in the average loan yield was primarily attributable to accrued interest reversals from newly classified non-accrual loans and loan payoffs which carried a higher average yield than the average yield of loans receivable.

Interest income from investment securities increased $63,000 to $3.7 million during the six months ended December 31, 2008 from $3.6 million in the same period of fiscal 2008.  This increase was primarily a result of an increase in average yield and an increase in the average balance.  The average yield on the investment securities increased seven basis points to 4.88 percent during the six months ended December 31, 2008 from 4.81 percent during the six months ended December 31, 2007.  The average balance of investment securities increased $418,000, or less than one percent, to $152.0 million in the first six months of fiscal 2009 from $151.6 million in the same period of fiscal 2008.  During the first six months of fiscal 2009, $8.1 million of investment securities were purchased, while $15.9 million of principal payments were received on mortgage-backed securities.

FHLB – San Francisco stock dividends decreased by $577,000, or 64 percent, to $324,000 in the first six months of fiscal 2009 from $901,000 in the same period of fiscal 2008.  This decrease was attributable to a lower average yield and a lower average balance in the amount of FHLB – San Francisco stock.  The average yield on FHLB – San Francisco stock decreased 348 basis points to 1.99 percent during the first six months of fiscal 2009 from 5.47 percent during the same period last year.  The decrease in the average yield was primarily attributable to the FHLB – San Francisco announcement on January 8, 2009 that they would not pay a dividend for the quarter ended December 31, 2008.  The average balance of FHLB – San Francisco stock decreased $378,000 to $32.6 million during the first six months of fiscal 2009 from $33.0 million during the same period of fiscal 2008.  The average balance of FHLB – San Francisco stock was consistent with the borrowing requirements of the FHLB – San Francisco.

Interest Expense:

For the Quarters Ended December 31, 2008 and 2007.  Total interest expense for the quarter ended December 31, 2008 was $11.1 million as compared to $14.5 million for the same period of fiscal 2008, a decrease of $3.4 million, or 23 percent.  This decrease was primarily attributable to a lower average cost of interest-bearing liabilities and a lower average balance.  The average cost of interest-bearing liabilities was 3.12 percent during the quarter ended December 31, 2008, down 78 basis points from 3.90 percent during the same period of fiscal 2008.  The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $59.9 million, or four percent, to $1.41 billion during the second quarter of fiscal 2009 from $1.47 billion during the same period of fiscal 2008.

Interest expense on deposits for the quarter ended December 31, 2008 was $6.3 million as compared to $9.2 million for the same period of fiscal 2008, a decrease of $2.9 million, or 32 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and a lower average balance.  The average cost of deposits decreased to 2.66 percent during the quarter ended December 31, 2008 from 3.62 percent during the same quarter of fiscal 2008, a decrease of 96 basis points.  The decrease in the average cost of deposits was attributable primarily to new time deposits with a lower average cost, replacing maturing time deposits with a higher average cost, consistent with declining short-term interest rates.  The average balance of deposits decreased $70.8 million, or seven percent, to $937.5 million during the quarter ended December 31, 2008 from $1.01 billion during the same period of fiscal 2008.  The decline in the average balance was primarily in time deposits, the result of the Bank’s strategic decision to compete less aggressively for this product.  The average balance of transaction account deposits to total deposits in the second quarter of fiscal 2009 was unchanged at 34 percent, compared to the same period of fiscal 2008.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the quarter ended December 31, 2008 decreased $463,000, or nine percent, to $4.8 million from $5.3 million for the same period of fiscal 2008.  The decrease in interest expense on borrowings was primarily a result of a lower average cost, partly offset by a higher average balance.  The average cost of borrowings decreased to 4.02 percent for the quarter ended December 31, 2008 from 4.50 percent in the same quarter of fiscal 2008, a decrease of 48 basis points.  The decrease in the average cost of borrowings was primarily the result of maturing long-term advances which had a higher average cost than the average cost of new advances. Additionally, short-term advance interest rates have fallen as a result of U.S. Treasury and Federal Reserve Board actions. The average balance of borrowings increased $10.9 million, or two percent, to $476.4 million during the quarter ended December 31, 2008 from $465.5 million during the same period of fiscal 2008.

For the Six Months Ended December 31, 2008 and 2007.  Total interest expense was $22.8 million for the first six months of fiscal 2009 as compared to $28.8 million for the same period of fiscal 2008, a decrease of $6.0 million, or 21 percent.  This decrease was primarily attributable to a lower average balance of interest-bearing liabilities and a decrease in the average cost.  The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $25.3 million, or two percent, to $1.44 billion during the first six months of fiscal 2009 from $1.46 billion during the same period of fiscal 2008.  The average cost of interest-bearing liabilities was 3.16 percent during the six months ended December 31, 2008, down 75 basis points from 3.91 percent during the same period of fiscal 2008.

Interest expense on deposits for the six months ended December 31, 2008 was $13.3 million as compared to $18.5 million for the same period of fiscal 2008, a decrease of $5.2 million, or 28 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and a lower average balance.  The average cost of deposits decreased to 2.76 percent during the six months ended December 31, 2008 from 3.64 percent during the same period of fiscal 2008, a decrease of 88 basis points.  The decline in the average balance was primarily in time deposits, the result of the Bank’s strategic decision to compete less aggressively for this product.  The average balance of deposits decreased $47.9 million, or five percent, to $959.2 million during the six months ended December 31, 2008 from $1.01 billion during the same period of fiscal 2008.  The average balance of transaction accounts decreased by $15.4 million, or four percent, to $329.7 million in the six months ended December 31, 2008 from $345.1 million in the six months ended December 31, 2007.  The average balance of time deposits decreased by $32.4 million, or five percent, to $629.6 million in the six months ended December 31, 2008 as compared to $662.0 million in the six months ended December 31, 2007.  The average balance of transaction account deposits to total deposits in the first six months of fiscal 2009 was unchanged at 34 percent, compared to the same period of fiscal 2008.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the six months ended December 31, 2008 decreased $862,000, or eight percent, to $9.5 million from $10.4 million for the same period of fiscal 2008.  The decrease in interest expense on borrowings was primarily a result of a lower average cost, partly offset by a higher average balance.  The average cost of borrowings decreased to 3.96 percent for the six months ended December 31, 2008 from 4.52 percent in the same period ended December 31, 2007, a decrease of 56 basis points.  The decrease in the average cost of borrowings was primarily the result of maturing long-term advances which had a higher average cost than the average cost of new advances.  Additionally, short-term advance interest rates have fallen as a result of U.S. Treasury and Federal Reserve Board actions.  The average balance of borrowings increased $22.5 million, or five percent, to $477.6 million during the six months ended December 31, 2008 from $455.1 million during the same period of fiscal 2008.

The following table depicts the average balance sheets for the quarters and six months ended December 31, 2008 and 2007, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	December 31, 2008			December 31, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$1,325,675	$19,648	5.93%	$1,398,321	$21,700	6.21%
Investment securities	149,314	1,804	4.83%	153,816	1,902	4.95%
FHLB – San Francisco stock	32,769	(125)	(1.53)%	30,986	432	5.58%
Interest-earning deposits	9,595	9	0.38%	532	5	3.76%

Total interest-earning assets	1,517,353	21,336	5.62%	1,583,655	24,039	6.07%

Non interest-earning assets	38,676			38,159

Total assets	$1,556,029			$1,621,814

Interest-bearing liabilities:
Checking and money market accounts (2)	$184,196	302	0.65%	$195,760	499	1.01%
Savings accounts	135,785	535	1.57%	147,225	804	2.17%
Time deposits	617,554	5,441	3.51%	665,333	7,888	4.70%

Total deposits	937,535	6,278	2.66%	1,008,318	9,191	3.62%

Borrowings	476,376	4,817	4.02%	465,452	5,280	4.50%

Total interest-bearing liabilities	1,413,911	11,095	3.12%	1,473,770	14,471	3.90%

Non interest-bearing liabilities	20,635			21,626

Total liabilities	1,434,546			1,495,396

Stockholders’ equity	121,483			126,418
Total liabilities and stockholders’ equity
	$1,556,029			$1,621,814

Net interest income		$10,241			$9,568

Interest rate spread (3)			2.50%			2.17%
Net interest margin (4)			2.70%			2.42%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.32%			107.46%
(Loss) return on average assets			(1.67)%			0.26%
(Loss) return on average equity			(21.44)%			3.30%

(1)	Includes the receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan cost amortization of $167 and $210 for the quarters ended December 31, 2008 and 2007, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $40.1 million and $42.9 million during the quarters ended December 31, 2008 and 2007, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

	Six Months Ended			Six Months Ended
	December 31, 2008			December 31, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$1,350,464	$40,306	5.97%	$1,386,524	$43,214	6.23%
Investment securities	152,036	3,709	4.88%	151,618	3,646	4.81%
FHLB – San Francisco stock	32,573	324	1.99%	32,951	901	5.47%
Interest-earning deposits	7,898	10	0.25%	639	14	4.38%

Total interest-earning assets	1,542,971	44,349	5.75%	1,571,732	47,775	6.08%

Non interest-earning assets	37,286			37,441

Total assets	$1,580,257			$1,609,173

Interest-bearing liabilities:
Checking and money market accounts (2)	$191,250	632	0.66%	$196,851	924	0.93%
Savings accounts	138,441	1,104	1.59%	148,232	1,591	2.13%
Time deposits	629,558	11,568	3.65%	662,049	15,946	4.78%

Total deposits	959,249	13,304	2.76%	1,007,132	18,461	3.64%

Borrowings	477,642	9,511	3.96%	455,075	10,373	4.52%

Total interest-bearing liabilities	1,436,891	22,815	3.16%	1,462,207	28,834	3.91%

Non interest-bearing liabilities	20,575			19,555

Total liabilities	1,457,466			1,481,762

Stockholders’ equity	122,791			127,411
Total liabilities and stockholders’ equity
	$1,580,257			$1,609,173

Net interest income		$21,534			$18,941

Interest rate spread (3)			2.59%			2.17%
Net interest margin (4)			2.79%			2.41%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.38%			107.49%
(Loss) return on average assets			(0.78)%			0.21%
(Loss) return on average equity			(10.07)%			2.60%

(1)	Includes the receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan cost amortization of $288 and $390 for the six months ended December 31, 2008 and 2007, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $42.6 million and $42.7 million during the six months ended December 31, 2008 and 2007, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarters and six months ended December 31, 2008 and 2007, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended December 31, 2008 Compared
	To Quarter Ended December 31, 2007
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$(975)	$(1,128)	$51	$(2,052)
Investment securities	(43)	(56)	1	(98)
FHLB – San Francisco stock	(550)	25	(32)	(557)
Interest-bearing deposits	(4)	85	(77)	4
Total net change in income on interest-earning assets
	(1,572)	(1,074)	(57)	(2,703)

Interest-bearing liabilities:
Checking and money market accounts	(178)	(29)	10	(197)
Savings accounts	(223)	(63)	17	(269)
Time deposits	(2,024)	(566)	143	(2,447)
Borrowings	(574)	124	(13)	(463)
Total net change in expense on interest-bearing liabilities
	(2,999)	(534)	157	(3,376)
Net increase (decrease) in net interest income
	$1,427	$(540)	$(214)	$673

(1)	Includes the receivable from sale of loans, loans held for sale and non-accrual loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2008 Compared
	To Six Months Ended December 31, 2007
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$(1,832)	$(1,123)	$47	$(2,908)
Investment securities	53	10	-	63
FHLB – San Francisco stock	(574)	(10)	7	(577)
Interest-bearing deposits	(13)	159	(150)	(4)
Total net change in income on interest-earning assets
	(2,366)	(964)	(96)	(3,426)

Interest-bearing liabilities:
Checking and money market accounts	(274)	(26)	8	(292)
Savings accounts	(409)	(105)	27	(487)
Time deposits	(3,780)	(783)	185	(4,378)
Borrowings	(1,312)	514	(64)	(862)
Total net change in expense on interest-bearing liabilities
	(5,775)	(400)	156	(6,019)
Net increase (decrease) in net interest income
	$3,409	$(564)	$(252)	$2,593

(1)	Includes the receivable from sale of loans, loans held for sale and non-accrual loans. For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

Provision for Loan Losses:

For the Quarters Ended December 31, 2008 and 2007.  During the second quarter of fiscal 2009, the Corporation recorded a provision for loan losses of $16.5 million, compared to a loan loss provision of $2.1 million during the same period of fiscal 2008.  The loan loss provision in the second quarter of fiscal 2009 was primarily attributable to loan classification downgrades ($11.4 million) and an increase in the general loan loss provision for loans held for investment ($5.9 million), partly offset by a decrease in loans held for investment ($805,000).  The general loan loss allowance was augmented to reflect the impact on loans held for investment resulting from the deteriorating general economic conditions of the U.S. economy such as the higher unemployment rates, negative gross domestic product indicators and lower retail sales.  See related discussion on asset quality on page 32.

For the Six Months Ended December 31, 2008 and 2007.  The Corporation recorded a loan loss provision of $22.3 million for the first six months of fiscal 2009, compared to a loan loss provision of $3.7 million during the same period of fiscal 2008.  The loan loss provision in the first six months of fiscal 2009 was primarily attributable to loan classification downgrades ($17.5 million) and an increase in the general loan loss provision for loans held for investment ($5.9 million), partly offset by a decrease in loans held for investment ($1.1 million).

At December 31, 2008, the allowance for loan losses was $35.0 million, comprised of $17.0 million of general loan loss reserves and $18.0 million of specific loan loss reserves, in comparison to the allowance for loan losses of $19.9 million at June 30, 2008, comprised of $13.4 million of general loan loss reserves and $6.5 million of specific loan loss reserves.  The allowance for loan losses as a percentage of gross loans held for investment was 2.69 percent at December 31, 2008 compared to 1.43 percent at June 30, 2008.  Management considers the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

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

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in Thousands)	2008	2007	2008	2007

Allowance at beginning of period	$22,519	$15,599	$19,898	$14,845

Provision for loan losses	16,536	2,140	22,268	3,659

Recoveries:
Mortgage loans:
Single-family	111	-	111	-
Construction	50	-	50	-
Consumer loans	-	1	1	1
Total recoveries	161	1	162	1

Charge-offs:
Mortgage loans:
Single-family	(4,223)	(568)	(7,260)	(1,332)
Construction	-	-	(73)	-
Consumer loans	(2)	(1)	(4)	(2)
Other loans	(38)	-	(38)	-
Total charge-offs	(4,263)	(569)	(7,375)	(1,334)

Net charge-offs	(4,102)	(568)	(7,213)	(1,333)
Balance at end of period	$34,953	$17,171	$34,953	$17,171

Allowance for loan losses as a percentage of gross loans held for investment
	2.69%	1.22%	2.69%	1.22%

Net charge-offs as a percentage of average loans outstanding during the period
	1.24%	0.16%	1.07%	0.19%

Allowance for loan losses as a percentage of non-performing loans at the end of the period
	76.24%	97.44%	76.24%	97.44%

Non-Interest Income:

For the Quarters Ended December 31, 2008 and 2007.  Total non-interest income increased $377,000, or 19 percent, to $2.3 million during the quarter ended December 31, 2008 from $1.9 million during the same period of fiscal 2008.  The increase was primarily attributable to an increase in the gain on sale of loans and a lower loss on sale and operations of real estate owned acquired in the settlement of loans, partly offset by a decrease in loan servicing and other fees.

Loan servicing and other fees decreased $247,000, or 48 percent, to $266,000 in the second quarter of fiscal 2009 from $513,000 in the same quarter of fiscal 2008.  The decrease was primarily attributable to a decrease in other loan fees, primarily related to loan payoffs.  Total loan payoffs declined $23.4 million, or 38 percent, to $38.9 million in the second quarter of fiscal 2009 from $62.3 million in the same quarter last year.

The gain on sale of loans increased $460,000, or 49 percent, to $1.4 million for the quarter ended December 31, 2008 from $934,000 in the same quarter of fiscal 2008.  The average loan sale margin for

PBM during the second quarter of fiscal 2009 was 0.80 percent, down 29 basis points from 1.09 percent in the same period of fiscal 2008.  The gain on sale of loans for the second quarter of fiscal 2009 includes a $1.5 million recourse provision on loans sold that are subject to repurchase, compared to a $38,000 recourse provision recovery in the comparable quarter last year.  The gain on sale of loans also includes a favorable fair-value adjustment on derivative financial instruments pursuant to the SFAS No. 133 (a gain of $748,000 versus a gain of $30,000).  As of December 31, 2008, the fair value of derivative financial instruments was a gain of $292,000 as compared to a loss of $304,000 at June 30, 2008 and a loss of $29,000 at December 31, 2007.  As of December 31, 2008, the total recourse reserve for loans sold that are subject to repurchase was $3.5 million, compared to $2.1 million at June 30, 2008 and $403,000 at December 31, 2007.  Total loans sold for the quarter ended December 31, 2008 were $161.1 million, up 57 percent from $102.4 million for the same quarter last year.  The mortgage banking environment remains highly volatile as a result of the well-publicized deterioration of the single-family real estate market.

The volume of loans originated for sale increased to $168.7 million in the second quarter of fiscal 2009 as compared to $98.4 million during the same period last year.  The increase in loan originations was primarily attributable to better liquidity in the secondary mortgage market particularly in FHA/VA loan products and an increase in activity resulting from lower mortgage interest rates.

The net loss on sale and operations of real estate owned acquired in the settlement of loans was $496,000 in the second quarter of fiscal 2009 compared to a net loss of $704,000 in the same quarter last year.  Twenty-two real estate owned properties were sold in the quarter ended December 31, 2008 as compared to six properties in the quarter ended December 31, 2007.  See related discussion on asset quality on page 32.

For the Six Months Ended December 31, 2008 and 2007.  Total non-interest income increased $1.5 million, or 45 percent, to $4.8 million for the first six months of fiscal 2009 from $3.3 million during the same period of fiscal 2008.  The increase was primarily attributable to an increase in the gain on sale of loans, an increase in deposit account fees, the gain on sale of investment securities and a lower loss on sale and operations of real estate owned acquired in the settlement of loans, partly offset by a decrease in loan servicing and other fees.

Loan servicing and other fees decreased $490,000, or 49 percent, to $514,000 in the first six months of fiscal 2009 from $1.0 million in the same period of fiscal 2008.  The decrease was primarily attributable to a decrease in other loan fees, primarily related to loan payoffs.  Total loan payoffs declined $45.0 million, or 33 percent, to $89.7 million in the first six months of fiscal 2009 from $134.7 million in the same period last year.

The gain on sale of loans increased $1.5 million, or 136 percent, to $2.6 million for the six months ended December 31, 2008 from $1.1 million in the same period of fiscal 2008.  The increase was a result of a higher volume of loans sold and a higher average loan sale margin in the first six months of fiscal 2009.  Total loans sold for the first six months of fiscal 2009 was $316.4 million, up 59 percent from $199.2 million in the comparable period last year.  The volume of loans originated for sale increased by $136.8 million, or 69 percent, to $334.7 million in the first six months of fiscal 2009 as compared to $197.9 million during the same period of fiscal 2008.  The average loan sale margin for PBM during the first six months of fiscal 2009 was 0.76 percent, up 16 basis points from 0.60 percent in the same period of fiscal 2008.  The increase in the average loan sale margin was primarily attributable to an increase in the fair-value adjustment on derivative financial instruments pursuant to the SFAS No. 133 (a gain of $596,000 versus a loss of $42,000), partly offset by an increase to the recourse reserve for loans sold that are subject to repurchase (a provision of $2.3 million versus a recovery of $81,000).

Deposit account fees increased $92,000, or six percent, to $1.5 million in the first six months of fiscal 2009 from $1.4 million in the same period of fiscal 2008.  The increase was primarily attributable to an increase in returned check fees.

The gain on sale of investment securities for the six months ended December 31, 2008 was $356,000, resulting from the sale of equity investments.

The net loss on sale and operations of real estate owned acquired in the settlement of loans was $886,000 for the six months ended December 31, 2008 as compared to a net loss of $1.0 million in the same period ended December 31, 2007.  A total of 47 real estate owned properties were sold during the six months ended December 31, 2008 as compared to 10 real estate owned properties in the comparable period in fiscal 2008.

Other non-interest income in the first six months of fiscal 2009 was $696,000 as compared to $827,000 in the same period of fiscal 2008.  The decrease was primarily attributable to a decrease in investment service fees.

Non-Interest Expense:

For the Quarters Ended December 31, 2008 and 2007.  Total non-interest expense in the quarter ended December 31, 2008 was $7.2 million, a decrease of $81,000 or one percent, as compared to $7.3 million in the same quarter of fiscal 2008.  The decrease in non-interest expense was primarily the result of a decrease in premises and occupancy and professional expenses, partly offset by higher deposit insurance premiums and regulatory assessments.

Total premises and occupancy decreased $113,000, or 14 percent, to $718,000 in the second quarter of fiscal 2009 from $831,000 in the same period of fiscal 2008.  The decrease was primarily attributable to the cost savings generated from closing five mortgage banking loan production offices in the second quarter of fiscal 2008.

Total professional expenses decreased $142,000, or 30 percent, to $332,000 in the second quarter of fiscal 2009 from $474,000 in the same period of fiscal 2008.  The decrease was primarily attributable to lower legal expenses related to the 23 fraudulent, individual construction loans located in Coachella, California.

Total deposit insurance premiums and regulatory assessments increased $173,000, or 150 percent, to $288,000 in the second quarter of fiscal 2009 from $115,000 in the same period of fiscal 2008.  The increase was primarily attributable to higher FDIC deposit insurance premiums, which are expected to continue to increase during fiscal 2009.

For the Six Months Ended December 31, 2008 and 2007.  Total non-interest expense was $14.6 million for the first six months of fiscal 2009, a decrease of $485,000 or three percent, as compared to $15.1 million in the same period of fiscal 2008.  The decrease in non-interest expense was primarily the result of decreases in compensation, premises and occupancy, professional and other operating expenses, partly offset by higher deposit insurance premiums and regulatory assessments.

Total compensation expense in the first six months of fiscal 2009 was $9.2 million, down $496,000 or five percent, from $9.6 million in the same period of fiscal 2008.  The decrease in compensation expense was primarily attributable to lower ESOP expenses, partly offset by higher stock-based compensation costs.  Total ESOP expenses in the first six months of fiscal 2009 decreased $735,000, or 82 percent, to $164,000 from $899,000 in the same period of fiscal 2008.  This decrease was primarily due to fewer shares allocated and a lower average share price.

Total premises and occupancy expense decreased $104,000, or seven percent, to $1.4 million in the first six months of fiscal 2009 from $1.5 million in the same period of fiscal 2008.  The decrease was primarily attributable to the cost savings generated from closing five mortgage banking loan production offices in the second quarter of fiscal 2008.

Total professional expenses decreased $101,000, or 13 percent, to $692,000 in the first six months of fiscal 2009 from $793,000 in the same period of fiscal 2008.  The decrease was primarily attributable to lower legal expenses related to the 23 fraudulent, individual construction loans located in Coachella, California.

Total deposit insurance premiums and regulatory assessments increased $380,000, or 165 percent, to $610,000 in the first six months of fiscal 2009 from $230,000 in the same period of fiscal 2008.  The increase was primarily attributable to higher FDIC deposit insurance premiums, which are expected to continue to increase during fiscal 2009.

Total other operating expenses decreased $127,000, or seven percent, to $1.7 million in the first six months of fiscal 2009 from $1.8 million in the same period of fiscal 2008.

Provision (benefit) for income taxes:

For the Quarters Ended December 31, 2008 and 2007.  The income tax benefit was $4.7 million for the quarter ended December 31, 2008 as compared to an income tax provision of $1.0 million during the same period of fiscal 2008.  The effective income tax rate for the quarter ended December 31, 2008 decreased to 41.9 percent as compared to 49.2 percent for the same quarter last year.  The decrease in the effective income tax rate was primarily the result of a lower percentage of permanent tax differences relative to income or loss before taxes.  The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2009 reflects its current income tax obligations.

For the Six Months Ended December 31, 2008 and 2007.  The income tax benefit was $4.4 million for the first six months of fiscal 2009 as compared to an income tax provision of $1.9 million during the same period of fiscal 2008.  The effective income tax rate for the six months ended December 31, 2008 decreased to 41.3 percent as compared to 52.9 percent for the same period last year.  The decrease in the effective income tax rate was primarily the result of a lower percentage of permanent tax differences relative to income or loss before taxes.  The Corporation believes that the effective income tax rate applied in the first six months of fiscal 2009 reflects its current income tax obligations.

Asset Quality

Non-performing loans, consisting solely of non-accrual loans, increased to $45.8 million at December 31, 2008 from $23.2 million at June 30, 2008.  The non-accrual loans at December 31, 2008 were primarily comprised of 136 single-family loans held for investment ($38.9 million), three multi-family loans held for investment ($1.1 million), two commercial real estate loans ($1.5 million), 10 construction loans held for investment ($2.3 million, of which nine are associated with the Coachella, California construction loan fraud), six commercial business loans held for investment ($115,000), two land loans held for investment ($1.0 million), and eight single-family loans repurchased from, or unable to sell to investors ($901,000).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed impaired.

The non-accrual loans as a percentage of net loans held for investment increased to 3.62 percent at December 31, 2008 from 1.70 percent at June 30, 2008.  Real estate owned was $11.1 million (61 properties) at December 31, 2008, up 18 percent from $9.4 million (45 properties) at June 30, 2008.  Non-performing assets, which includes non-performing loans and real estate owned, as a percentage of total assets increased to 3.67 percent at December 31, 2008 from 1.99 percent at June 30, 2008.

The Bank remains entangled in litigation on the 23 individual construction loans in a single-family construction project located in Coachella, California.  The Bank believes that significant misrepresentations were made to secure the Bank’s involvement in the project and as a result the Bank is vigorously pursuing legal remedies to protect the Bank’s interests.  The Bank has delivered demands to the individual borrowers, mortgage loan broker and builder who knowingly misled the Bank on certain key aspects of the loans and the project, which were ignored by the respective parties.  Therefore, the Bank has filed lawsuits alleging loan fraud by the 23 individual borrowers, misrepresentation fraud by the mortgage loan broker and misuse of funds fraud by the contractor.  The establishment of the specific loan loss reserve is consistent with the improved land value based on an appraisal.  Given the number of parties involved or soon to be involved, the complexity of the transaction and probable fraud, this matter may take an extended period of time to resolve.  As of December 31, 2008, the Bank foreclosed on 14 of these loans which were converted to real estate owned with a total fair value of $409,000, while the remaining nine loans are classified as substandard with a total fair value of $263,000.

During the second quarter of fiscal 2009, the Bank repurchased $692,000 of loans from investors, fulfilling certain recourse/repurchase covenants in the respective loan sale agreements, and originated $96,000 of loans that could not be sold to investors.  This compares to $2.1 million of repurchased loans in the same period of fiscal 2008.  For the first six months of fiscal 2009, the Bank repurchased $1.5 million of loans from investors and originated $96,000 of loans that could not be sold to investors.  This compares to $3.8 million of repurchased loans and $4.2 million of loans that could not be sold to investors in the same period of fiscal 2008.  Many of the repurchases and loans that could not be sold were the result of fraud.  The Bank has implemented tighter underwriting standards to reduce this problem.

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

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of December 31, 2008, which totaled $755.3 million at December 31, 2008 compared to $802.2 million at June 30, 2008:

		Weighted-	Weighted-	Weighted-
	Outstanding	Average	Average	Average
(Dollars in Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 549,246	734	74%	2.80 years
Stated income (5)	$ 397,336	732	73%	3.00 years
FICO less than or equal to 660	$ 20,887	641	71%	3.78 years
Over 30-year amortization	$ 24,308	740	68%	3.30 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $45.6 million of “Interest Only,” $35.2 million of “Stated Income,” $5.2 million of “FICO Less Than or Equal to 660,” and $353,000 of “Over 30-Year Amortization” balances were non-performing.

(2)
The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party.  A higher FICO score indicates a greater degree of creditworthiness.  Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower.

(3)	LTV (loan-to-value) is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral.
(4)	Seasoning describes the number of years since the funding date of the loan.
(5)	Stated income is defined as borrower provided income which is not subject to verification during the loan origination process.

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of specific loan loss reserves, within the meaning of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” at the dates indicated:

	At December 31,	At June 30,
(Dollars In Thousands)	2008	2008
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 39,769	$ 17,330
Multi-family	1,112	-
Commercial real estate	1,520	572
Construction	2,300	4,716
Commercial business loans	115	-
Other loans	1,032	575

Total	45,848	23,193

Accruing loans which are contractually past due 90 days or more	-	-

Total of non-performing loans	45,848	23,193

Real estate owned, net	11,115	9,355

Total non-performing assets	$ 56,963	$ 32,548

Restructured loans (1)	$ 19,598	$ 10,484

Non-performing loans as a percentage of loans held for investment, net	3.62%	1.70%

Non-performing loans as a percentage of total assets	2.96%	1.42%

Non-performing assets as a percentage of total assets	3.67%	1.99%

(1)	The amount included in non-performing loans at December 31, 2008 and June 30, 2008 was $11.8 million and $1.4 million, respectively.

All of the loans set forth in the table above have been classified in accordance with OTS regulations.  Total classified loans (including loans designated as special mention) were $61.7 million at December 31, 2008, an increase of $2.5 million or four percent, from $59.2 million at June 30, 2008.  The classified loans at December 31, 2008 consist of 39 loans in the special mention category (25 single-family loans of $9.1 million, five multi-family loans of $2.9 million, four commercial real estate loans of $1.4 million, four commercial business loans of $548,000 and one construction loan of $400,000) and 176 loans in the substandard category (151 single-family loans of $41.0 million, 10 construction loans of $2.3 million, two commercial real estate loans of $1.5 million, three land loans of $1.3 million, three multi-family loans of $1.1 million and seven commercial business loans of $116,000).

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

As of December 31, 2008, real estate owned was comprised of 61 properties (11 from loan repurchases and loans which could not be sold and 50 from loans held for investment), primarily located in Southern California, with a net fair value of $11.1 million.  A new appraisal was obtained on each of the properties and fair value was calculated by using the lower of appraised value or the listing price of the property, net of selling costs.  Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate loss reserves are established and charged to the statement of operations.  In addition, the Corporation reflects costs to carry real estate owned as real estate operating expenses when incurred.  As of June 30, 2008, real estate owned was comprised of 45 properties (nine from loan repurchases and 36 from loans held for investment), primarily located in Southern California, with a net fair value of $9.4 million.  For the quarter ended December 31, 2008, thirty-five real estate owned properties were acquired in the settlement of loans, while 22 real estate owned properties were sold for a net gain of $572,000.  For the six months ended December 31, 2008, sixty-three real estate owned properties were acquired in the settlement of loans, while 47 real estate owned properties were sold for a net gain of $439,000.

For the quarter ended December 31, 2008, 20 loans for $7.4 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans.  For the six months ended December 31, 2008, 30 loans for $14.1 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans.  As of December 31, 2008, the outstanding balance of modified loans was $19.6 million:  22 are classified as pass and remain on accrual status ($7.6 million); one is classified as substandard and remains on accrual status ($240,000); 34 are classified as substandard on non-accrual status ($11.8 million); and one is classified as loss on non-accrual status ($120,000).  To qualify for restructuring, a borrower must provide evidence of their creditworthiness such as, current financial statements, their most recent income tax returns, current paystubs, current W-2s, and most recent bank statements, among other documents, which are then verified by the Bank.  The Bank re-underwrites the loan with the borrower’s updated financial information, new credit report, current loan balance, new interest rate, remaining loan term, updated property value and modified payment schedule, among other considerations, to determine if the borrower qualifies.

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold (in thousands):

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Loans originated for sale:
Retail originations	$ 48,269	$ 30,075	$ 99,827	$ 64,634
Wholesale originations	120,389	68,324	234,833	133,278
Total loans originated for sale (1)	168,658	98,399	334,660	197,912

Loans sold:
Servicing released	(161,104)	(102,009)	(316,162)	(196,648)
Servicing retained	-	(395)	(193)	(2,534)
Total loans sold (2)	(161,104)	(102,404)	(316,355)	(199,182)

Loans originated for investment:
Mortgage loans:
Single-family	-	32,738	7,476	63,033
Multi-family	3,300	18,914	4,500	26,428
Commercial real estate	-	9,252	2,073	10,758
Construction	-	1,984	265	11,662
Commercial business loans	500	196	580	361
Consumer loans	-	212	531	212
Other loans	-	1,680	1,740	1,680
Total loans originated for investment (3)	3,800	64,976	17,165	114,134

Loans purchased for investment:
Mortgage loans:
Multi-family	-	25,921	-	68,130
Commercial real estate	-	1,996	-	1,996
Construction	-	400	-	400
Other loans	-	1,000	-	1,000
Total loans purchased for investment	-	29,317	-	71,526

Mortgage loan principal payments	(38,877)	(62,341)	(89,731)	(134,682)
Real estate acquired in settlement of loans	(15,678)	(4,711)	(26,151)	(8,393)
(Decrease) increase in other items, net (4)	(6,028)	1,334	(4,335)	2,056
Net (decrease) increase in loans held for
investment and loans held for sale	$ (49,229)	$ 24,570	$ (84,747)	$ 43,371

(1)
Primarily comprised of PBM loans originated for sale, totaling $168.7 million, $98.4 million, $334.7 million and $195.5 million for the quarters and six months ended December 31, 2008 and 2007, respectively.

(2)	Primarily comprised of PBM loans sold, totaling $161.1 million, $101.6 million, $316.4 million and $196.7 million for the quarters and six months ended December 31, 2008 and 2007, respectively.
(3)	Primarily comprised of PBM loans originated for investment, totaling $0, $32.8 million, $8.0 million and $66.4 million for the quarters and six months ended December 31, 2008 and 2007, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, escrow accounts and allowance for loan losses.

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

The primary investing activity of the Bank is the origination and purchase of loans held for investment.  During the first six months of fiscal 2009 and 2008, the Bank originated loans in the amounts of $351.8 million and $312.0 million, respectively.  In addition, the Bank did not purchase any loans from other financial institution in the first six months of fiscal 2009 compared to purchases of $71.5 million in the first six months of fiscal 2008.  The total loans sold in the first six months of fiscal 2009 and 2008 were $316.4 million and $199.2 million, respectively.  At December 31, 2008, the Bank had loan origination commitments totaling $46.2 million and undisbursed loans in process and lines of credit totaling $15.5 million.  The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

The Bank’s primary financing activity is gathering deposits.  During the first six months of fiscal 2009, the net decrease in deposits was $77.6 million in comparison to a net increase in deposits of $4.3 million during the same period in fiscal 2008.  On December 31, 2008, time deposits that are scheduled to mature in one year or less were $550.1 million.  Historically, the Bank has been able to retain a significant amount of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At December 31, 2008, total cash and cash equivalents were $17.5 million, or 1.13 percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may continue to rely on FHLB – San Francisco advances for part of its liquidity needs.  As of December 31, 2008, the financing availability at FHLB – San Francisco is limited to 45 percent of total assets and the remaining borrowing capacity was $259.4 million.

On December 3, 2008, the Bank elected to participate in the FDIC Temporary Liquidity Guarantee Program (“TLGP”), which consists of the Transaction Account Guarantee Program (“TAGP”) and Debt Guarantee Program (“DGP”).  Through the TAGP, the FDIC will provide unlimited deposit insurance coverage for all noninterest-bearing transaction accounts through December 31, 2009.  This includes traditional non-interest bearing checking accounts, certain types of attorney trust accounts and NOW accounts as long as the interest rate does not exceed 0.50 percent.  The program is designed to enhance depositor confidence in the safety of the United States banking system.  Through the DGP, the Bank has an option to issue senior unsecured debt (fully guaranteed by the FDIC) on or before June 30, 2009 with a maturity of June 30, 2012 or sooner.  If the Bank chooses to issue debt under the DGP program it will be limited to two percent of its liabilities as of September 30, 2008, or approximately $29.4 million.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2002, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2008 increased to 7.2 percent from 4.6 percent during the quarter ended June 30, 2008.  During the first six months of fiscal 2009, the United States (“the U.S.”) and international banking systems were under a considerable strain as a result of large financial losses experienced by many financial institutions worldwide.  As a result, the U.S. government has taken many actions designed to alleviate liquidity concerns in the U.S. banking system.  Those well publicized actions seem to have stabilized the U.S. banking system.  The Bank did not experience any specific liquidity problems during the course of the second quarter of fiscal 2009 although it is probable that interest rates paid for deposits and borrowings were elevated as a result of the market turmoil.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements.  Under the OTS prompt corrective action provisions, a minimum ratio of 1.5 percent for Tangible Capital is required to be deemed other than “critically undercapitalized,” while a minimum of 5.0 percent for Core Capital, 10.0 percent for Total Risk-Based Capital and 6.0 percent for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of December 31, 2008, the Bank exceeded all regulatory capital requirements.  The Bank’s actual and required capital amounts and ratios as of December 31, 2008 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 112,412	7.25%
Requirement	31,007	2.00

Excess over requirement	$ 81,405	5.25%

Core capital	$ 112,412	7.25%
Requirement to be “Well Capitalized”	77,518	5.00

Excess over requirement	$ 34,894	2.25%

Total risk-based capital	$ 121,254	12.88%
Requirement to be “Well Capitalized”	94,123	10.00

Excess over requirement	$ 27,131	2.88%

Tier 1 risk-based capital	$ 109,424	11.63%
Requirement to be “Well Capitalized”	56,474	6.00

Excess over requirement	$ 52,950	5.63%

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and mandatory loan sale agreements to third parties.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying condensed consolidated statements of financial condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  For a discussion on commitments and derivative financial instruments, see Note 5 of the Notes to Unaudited Interim Consolidated Financial Statements on page 11.

Stockholders’ Equity

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal and state regulation.  The Corporation paid $620,000 of cash dividends to its shareholders in the first six months of fiscal 2009.

In June 2008, the Corporation’s Board of Directors authorized a stock repurchase program; however, in order to preserve capital during this difficult banking environment, the Corporation has not repurchased any of its stock under this program during the six months ended December 31, 2008.  As of December 31, 2008, all of the 310,385 authorized shares from the June 2008 stock repurchase program are available for future repurchase.

Incentive Plans

As of December 31, 2008, the Corporation had three share-based compensation plans, which are described below.  These plans include the 2006 Equity Incentive Plan, 2003 Stock Option Plan and 1996 Stock Option Plan.  The compensation cost that has been charged against income for these plans was $299,000 and $199,000 for the quarters ended December 31, 2008 and 2007, respectively, and there was no tax benefit from these plans during either quarter.  For the six months ended December 31, 2008 and 2007, the compensation cost for these plans was $558,000 and $385,000, respectively, and the tax benefit from these plans was $0 and $6,000, respectively.

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

Equity Incentive Plan - Stock Options.  Under the 2006 Plan, options may not be granted at a price less than the fair market value at the date of the grant.  Options typically vest over a five-year or shorter period as long as the director, advisory director, director emeriti, officer or employee remains in service to the Corporation.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years.

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

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Expected volatility	-	-	35%	22%
Weighted-average volatility	-	-	35%	22%
Expected dividend yield	-	-	2.8%	3.6%
Expected term (in years)	-	-	7.0	7.4
Risk-free interest rate	-	-	3.5%	4.8%

There was no stock option activity in the second quarter of fiscal 2009.  This compares to a total of 13,500 options forfeited and no other activity in the second quarter of fiscal 2008.  For the first six months of fiscal 2009, a total of 182,000 options were granted, while no options were exercised or forfeited. This compares to a total of 12,000 options forfeited, while no options were granted or exercised during the first six months of fiscal 2008.  As of December 31, 2008 and 2007, there were 7,700 options and 189,700 options available for future grants under the 2006 Plan, respectively.

The following table summarizes the stock option activity in the 2006 Plan for the quarter and six months ended December 31, 2008.
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2008	357,300	$ 17.47
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2008	357,300	$ 17.47	5.30	$ -
Vested and expected to vest at December 31, 2008	292,852	$ 17.73	5.37	$ -
Exercisable at December 31, 2008	35,060	$ 28.31	8.11	$ -

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	175,300	$ 28.31
Granted	182,000	$ 7.03
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2008	357,300	$ 17.47	5.30	$ -
Vested and expected to vest at December 31, 2008	292,852	$ 17.73	5.37	$ -
Exercisable at December 31, 2008	35,060	$ 28.31	8.11	$ -

As of December 31, 2008 and 2007, there was $873,000 and $747,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the stock options in the 2006 Plan.  The expense is expected to be recognized over a weighted-average period of 2.8 years and 4.1 years, respectively.  The forfeiture rate during the first six months of fiscal 2009 was 20 percent and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Equity Incentive Plan – Restricted Stock.  The Corporation will use 185,000 shares of its treasury stock to fund the 2006 Plan.  Awarded shares typically vest over a five-year or shorter period as long as the director, advisory director, director emeriti, officer or employee remains in service to the Corporation.  Once vested, a recipient of restricted stock will have all rights of a shareholder, including the power to vote and the right to receive dividends.  The Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

There was no restricted stock activity in the second quarter of fiscal 2009 and 2008.  For the first six months of fiscal 2009, a total of 100,300 shares of restricted stock were awarded, while 800 shares were vested and distributed, and no restricted stock was forfeited.  This compares to a total of 4,000 shares of restricted stock awarded, 6,000 shares forfeited, and no restricted stock vested or distributed during the first six months of fiscal 2008.  As of December 31, 2008 and 2007, there were 23,950 shares and 124,250 shares of restricted stock available for future awards, respectively.

The following table summarizes the unvested restricted stock activity in the quarter and six months ended December 31, 2008.

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at October 1, 2008	148,900	$ 14.84
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2008	148,900	$ 14.84
Expected to vest at December 31, 2008	119,120	$ 14.84

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2008	49,400	$ 25.81
Granted	100,300	$ 6.46
Vested	(800)	$ 18.09
Forfeited	-	-
Unvested at December 31, 2008	148,900	$ 14.84
Expected to vest at December 31, 2008	119,120	$ 14.84

As of December 31, 2008 and 2007, there was $1.8 million and $1.4 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements awarded under the restricted stock in the 2006 Plan, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 3.0 years and 4.1 years, respectively.  Similar to options, a forfeiture rate of 20 percent is used for the restricted stock compensation expense calculations.

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

On April 28, 2005, the Board of Directors accelerated the vesting of 136,950 unvested stock options, which were previously granted to directors, officers and key employees who had three or more continuous years of service with the Corporation or an affiliate of the Corporation.  The Board believed that it was in the best interest of the shareholders to accelerate the vesting of these options which were granted prior to January 1, 2004, since it had a positive impact on the future earnings of the Corporation.  This action was taken as a result of SFAS No. 123R which the Corporation adopted on July 1, 2005.

As a result of accelerating the vesting of these options, the Corporation recorded a $320,000 charge to compensation expense during the quarter ended June 30, 2005.  This charge represents a new measurement of compensation cost for these options as of the modification date.  The modification introduced the potential for an effective renewal of the awards as some of these options may have been forfeited by the holders.  This charge requires quarterly adjustment in future periods for actual forfeiture experience.  A final recovery of $19,000 was realized in the first quarter of fiscal 2009; and since inception, all of the original costs have been recovered.  The Corporation estimates that the compensation expense related to these options that would have been recognized over their remaining vesting period pursuant to the transition provisions of SFAS No. 123R is $1.7 million.

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

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Expected volatility	-	-	-	22%
Weighted-average volatility	-	-	-	22%
Expected dividend yield	-	-	-	3.6%
Expected term (in years)	-	-	-	7.4
Risk-free interest rate	-	-	-	4.8%

There was no activity in the second quarter of fiscal 2009 and 2008.  For the first six months of fiscal 2009, there was no stock option activity.  This compares to a total of 50,000 options that were granted, 7,500 options that were exercised, and 48,700 options forfeited in the first six months of fiscal 2008.  As of December 31, 2008 and 2007, the number of options available for future grants under the Stock Option Plans were 14,900 and 14,900 options, respectively.

The following is a summary of the activity in the Stock Option Plans for the quarter and six months ended December 31, 2008.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2008	550,400	$ 20.52
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2008	550,400	$ 20.52	5.10	$ -
Vested and expected to vest at December 31, 2008	524,960	$ 20.30	5.01	$ -
Exercisable at December 31, 2008	423,200	$ 19.16	4.50	$ -

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	550,400	$ 20.52
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2008	550,400	$ 20.52	5.10	$ -
Vested and expected to vest at December 31, 2008	524,960	$ 20.30	5.01	$ -
Exercisable at December 31, 2008	423,200	$ 19.16	4.50	$ -

The weighted-average grant-date fair value of options granted during the six months ended December 31, 2008 and 2007 was $2.14 and $3.94 per share, respectively.  The total intrinsic value of options exercised during the six months ended December 31, 2008 and 2007 was $0 and $104,000, respectively.

As of December 31, 2008 and 2007, there was $1.2 million and $1.3 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the Stock Option Plans.  The expense is expected to be recognized over a weighted-average period of 2.1 years and

2.8 years, respectively.  The forfeiture rate during the first six months of fiscal 2009 was 20% and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Supplemental Information

	At	At	At
	December 31,	June 30,	December 31,
	2008	2008	2007

Loans serviced for others (in thousands)	$ 173,288	$ 181,032	$ 195,645

Book value per share	$ 18.98	$ 19.97	$ 20.35

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

The following table is derived from the OTS interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2008 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 119,073	$ 4,722	$ 1,543,338	7.72%	50 bp
+200 bp	$ 124,526	$ 10,175	$ 1,564,454	7.96%	74 bp
+100 bp	$ 119,904	$ 5,553	$ 1,575,942	7.61%	39 bp
0 bp	$ 114,351	$ -	$ 1,584,820	7.22%	-
-100 bp	$ 105,655	$ (8,696)	$ 1,589,117	6.65%	-57 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2008 (“base case”).
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the OTS interest rate risk model and represents the change in the NPV at a -100 basis point rate shock at December 31, 2008 and a +200 basis point rate shock at June 30, 2008.

	At December 31, 2008		At June 30, 2008
	(-100 bp rate shock)		(+200 bp rate shock)
Pre-shock NPV ratio: NPV as a % of PV Assets	7.22%		9.01%
Post-shock NPV ratio: NPV as a % of PV Assets	6.65%		8.07%
Sensitivity measure: Change in NPV Ratio	57	bp	95	bp
TB 13a Level of Risk	Minimal		Minimal

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 100, plus 200, minus 100 and minus 200 basis points.  The following table describes the results of the analysis at December 31, 2008 and June 30, 2008.

At December 31, 2008		At June 30, 2008
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	-1.87%	+200 bp	-9.78%
+100 bp	+0.88%	+100 bp	-5.29%
-100 bp	-3.17%	-100 bp	+3.62%
-200 bp	-2.12%	-200 bp	+8.58%

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2008 are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation’s financial position or results of operations.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item IA of our Annual Report of Form 10-K for the year ended June 30, 2008, except that the following risk factors are added to those previously contained in the Form 10-K.

If external funds were not available, this could adversely impact our growth and prospects.
We rely on retail deposits, advances from the FHLB - San Francisco and other borrowings to fund our operations.  Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition, or the results of operations or financial condition of the FHLB - San Francisco, or market conditions were to change. In addition, if we fall below the FDIC’s thresholds to be considered “well capitalized” we will be unable to continue with uninterrupted access to the brokered funds markets.

Although we consider these sources of funds adequate for our liquidity needs, we may be compelled or elect to seek additional sources of financing in the future.  Likewise, we may seek additional debt in the future to achieve our long-term business objectives, in connection with future acquisitions or for other reasons.  Additional borrowings, if sought, may not be available to us or, if available, may not be on reasonable terms.  If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

Difficult market conditions have adversely affected our industry.
We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Corporation.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

•	Increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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

•
We may be required to pay significantly higher FDIC deposit premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies may not help stabilize the U.S. financial system or improve the housing market.
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”).  EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.”  EESA includes additional provisions directed at bolstering the economy, including:

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

Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Under the TARP, the Treasury has created a capital purchase program, pursuant to which it is providing access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital.

EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an “ownership change” to utilize their pre-change net operating losses and net unrealized built-in losses.  The relaxation of these limits may make it significantly more attractive to acquire financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt  issued by financial institutions (such as the Bank), bank holding companies and savings and loan holding companies (such as the Corporation).  Financial institutions are automatically covered by this program for the 30-day period commencing October 14, 2008 and will continue to be covered as long as they do not affirmatively opt out of the program.  Under the program, newly issued senior unsecured debt issued on or before June 30, 2009 will be insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy.  The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on December 31, 2008 that was scheduled to mature before June 30, 2009.  The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.

The actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown.   The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Continued capital and credit market volatility may adversely affect our ability to access capital and may have a material adverse effect on our business, financial condition and results of operations.
The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations may be adversely affected.

Our deposit insurance assessments will increase substantially, which will adversely affect our profits.
Our Federal Deposit Insurance Corporation deposit insurance expense for the year ended December 31, 2008 was $440,000.  Deposit insurance assessments will increase in 2009 due to recent strains on the Federal Deposit Insurance Corporation deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years.  The current rates for Federal Deposit Insurance Corporation assessments range from five to 43 basis points, depending on the financial health of the insured institution.  On December 16, 2008, the Federal Deposit Insurance Corporation issued a final rule increasing that assessment range to 12 to 50 basis points for the first quarter of 2009.  For the remainder of 2009, the Federal Deposit Insurance Corporation has proposed a range of 10 to 45 basis points for institutions that do not trigger the brokered deposits adjustment, the secured liability adjustment, or the unsecured debt adjustment.  For institutions that are subject to those adjustments, the Federal Deposit Insurance Corporation proposes rate assessments in the range of eight to 77.5 basis points.  In this regard, the brokered deposit adjustment can range from 0 to 10 basis points, the secured liability adjustment (which includes, among others, Federal Home Loan Bank advances, securities sold under repurchase agreements, secured federal funds purchased, and certain other secured borrowings) can range from 0 to 22.5 basis points, and the unsecured debt adjustment can range from minus two to 0 basis points.  The Federal Deposit Insurance Corporation has stated that it may need to set a higher base rate schedule at the time of the issuance of its final assessment rate rule, depending upon the information available at that time including, without limitation, on its updated bank failure and loss projections.  The Federal Deposit Insurance Corporation’s proposal would continue to allow it to adopt actual assessment rates that are higher or lower than the total base assessment rates without the necessity of further notice and comment rulemaking, although this power is subject to several limitations.  The Federal Deposit Insurance Corporation has announced that it intends to issue a final rule in early 2009, to be effective on April 1, 2009, to set new assessment rates beginning with the second quarter of 2009 and to make other changes to its assessment rule.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, the sale of investments or loans, and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

Provident Bank can borrow up to 45% of its assets from the Federal Home Loan Bank of San Francisco, subject to the amount of qualifying collateral it holds.  At December 31, 2008, we held $745.8 million in qualifying collateral with the Federal Home Loan Bank of San Francisco and had borrowed $486.4 million, compared to $499.5 million at December 31, 2007.  The unused borrowing capacity available from the Federal Home Loan Bank of San Francisco at December 31, 2008 was $230.9 million.  If our funding needs were greater than the remaining $230.9 million available from the Federal Home Loan Bank of San Francisco, we would have to raise deposits or sell assets to provide additional funding.  If the Bank had to quickly raise deposits or sell assets, we may have to pay above market rates to raise those deposits or sell assets at a loss, both of which would adversely affect our financial condition and results of operations, perhaps materially.  At December 31, 2008 and 2007, we have no brokered deposits.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.  Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of equity securities for the second quarter of fiscal 2009.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
October 1 – 31, 2008	-	$ -	-	310,385
November 1 – 30, 2008	-	-	-	310,385
December 1 – 31, 2008	-	-	-	310,385
Total	-	$ -	-	310,385

(1)	On June 26, 2008, the Corporation announced a new repurchase plan of 310,385 shares, which expires on June 26, 2009.

During the quarter ended December 31, 2008, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Corporation’s 2008 Annual Meeting of Shareholders was held on November 25, 2008 at the Riverside Art Museum, 3425 Mission Inn Avenue, Riverside, California.  The results of the two items presented at the meeting were as follows:

1.	Election of Directors:
Shareholders elected the following nominees to the Board of Directors for a three-year term ending 2011 by the following vote:

	FOR		AGAINST
	Number of Votes	Percentage	Number of Votes	Percentage
Craig G. Blunden	5,902,620	98.5%	86,986	1.5%
Roy H. Taylor	5,904,692	98.6%	84,914	1.4%

The following directors, who were not up for election at the Annual Meeting of Shareholders, will continue to serve as directors: Joseph P. Barr, Bruce W. Bennett, Debbi H. Guthrie, Robert G. Schrader, and William E. Thomas.

2.	Ratification of Appointment of Independent Auditor:

Shareholders ratified the appointment of Deloitte & Touche LLP as the Corporation’s independent auditor for the fiscal year ending June 30, 2009 by the following vote:

	Number of Votes	Percentage
FOR	5,974,160	99.7%
AGAINST	13,702	0.2%
ABSTAIN	1,744	0.1%
BROKER NON-VOTES	-	-

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

14	Code of Ethics for the Corporation’s directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

February 9, 2009	/s/Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

February 9, 2009	/s/ Donavon P. Ternes
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