Form 10-Q
period 2009-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2009-05-08
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ……………………………………........... March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes      .      No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      .     No X  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of May 5, 2009
Common stock, $ 0.01 par value, per share	6,219,654 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of March 31, 2009 and June 30, 2008	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Nine Months Ended March 31, 2009 and 2008	2
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Nine Months Ended March 31, 2009 and 2008	3
	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended March 31, 2009 and 2008	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	17
	Safe Harbor Statement	18
	Critical Accounting Policies	18
	Executive Summary and Operating Strategy	19
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	20
	Comparison of Financial Condition at March 31, 2009 and June 30, 2008	21
	Comparison of Operating Results
	for the Quarters and Nine Months Ended March 31, 2009 and 2008	22
	Asset Quality	33
	Loan Volume Activities	38
	Liquidity and Capital Resources	39
	Commitments and Derivative Financial Instruments	40
	Stockholders’ Equity	40
	Incentive Plans	41
	Supplemental Information	44

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	45

ITEM 4 -	Controls and Procedures	46

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	47
ITEM 1A	Risk Factors	47
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	51
ITEM 3 -	Defaults Upon Senior Securities	51
ITEM 4 -	Submission of Matters to a Vote of Security Holders	51
ITEM 5 -	Other Information	51
ITEM 6 -	Exhibits	51

SIGNATURES		53

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands

	March 31,	June 30,
	2009	2008
Assets
Cash and due from banks	$ 12,254	$ 12,614
Federal funds sold	-	2,500
Cash and cash equivalents	12,254	15,114

Investment securities – available for sale, at fair value	137,178	153,102
Loans held for investment, net of allowance for loan losses of
$42,178 and $19,898, respectively	1,213,368	1,368,137
Loans held for sale, at lower of cost or market	116,098	28,461
Accrued interest receivable	6,162	7,273
Real estate owned, net	13,861	9,355
Federal Home Loan Bank (“FHLB”) – San Francisco stock	32,929	32,125
Premises and equipment, net	6,461	6,513
Prepaid expenses and other assets	24,657	12,367

Total assets	$ 1,562,968	$ 1,632,447

Liabilities and Stockholders’ Equity
Liabilities:
Non interest-bearing deposits	$ 44,718	$ 48,056
Interest-bearing deposits	903,229	964,354
Total deposits	947,947	1,012,410

Borrowings	477,903	479,335
Accounts payable, accrued interest and other liabilities	20,926	16,722
Total liabilities	1,446,776	1,508,467

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (15,000,000 shares authorized; 12,435,865 and 12,435,865 shares issued, respectively; 6,219,654 and 6,207,719 shares outstanding, respectively)

	124	124
Additional paid-in capital	75,252	75,164
Retained earnings	133,494	143,053
Treasury stock at cost (6,216,211 and 6,228,146 shares, respectively)
	(93,942)	(94,798)
Unearned stock compensation	-	(102)
Accumulated other comprehensive income, net of tax	1,264	539

Total stockholders’ equity	116,192	123,980

Total liabilities and stockholders’ equity	$ 1,562,968	$ 1,632,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarter Ended March 31,		Nine Months Ended March 31,

	2009	2008	2009	2008
Interest income:
Loans receivable, net	$ 18,850	$ 21,645	$ 59,156	$ 64,859
Investment securities	1,635	1,959	5,344	5,605
FHLB – San Francisco stock	-	419	324	1,320
Interest-earning deposits	6	4	16	18
Total interest income	20,491	24,027	64,840	71,802

Interest expense:
Checking and money market deposits	282	351	914	1,275
Savings deposits	484	725	1,588	2,316
Time deposits	4,479	7,393	16,047	23,339
Borrowings	4,575	4,839	14,086	15,212
Total interest expense	9,820	13,308	32,635	42,142

Net interest income, before provision for loan losses	10,671	10,719	32,205	29,660
Provision for loan losses	13,541	3,150	35,809	6,809
Net interest (expense) income, after provision for loan losses	(2,870)	7,569	(3,604)	22,851

Non-interest income:
Loan servicing and other fees	91	350	605	1,354
Gain on sale of loans, net	6,107	306	8,692	1,362
Deposit account fees	684	768	2,219	2,211
Gain on sale of investment securities	-	-	356	-
Loss on sale and operations of real estate owned acquired in the settlement of loans	(952)	(680)	(1,838)	(1,688)
Other	457	860	1,153	1,687
Total non-interest income	6,387	1,604	11,187	4,926

Non-interest expense:
Salaries and employee benefits	5,025	4,816	14,175	14,462
Premises and occupancy	695	645	2,129	2,183
Equipment	340	379	1,097	1,170
Professional expenses	294	323	986	1,116
Sales and marketing expenses	93	112	393	415
Deposit insurance premiums and regulatory assessments	403	111	1,013	342
Other	1,098	913	2,758	2,699
Total non-interest expense	7,948	7,299	22,551	22,387

(Loss) income before income taxes	(4,431)	1,874	(14,968)	5,390
(Benefit) provision for income taxes	(1,861)	917	(6,216)	2,777
Net (loss) income	$ (2,570)	$ 957	$ (8,752)	$ 2,613

Basic (loss) earnings per share	$ (0.41)	$ 0.16	$ (1.41)	$ 0.42
Diluted (loss) earnings per share	$ (0.41)	$ 0.15	$ (1.41)	$ 0.42
Cash dividends per share	$ 0.03	$ 0.18	$ 0.13	$ 0.54

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Quarters Ended March 31, 2009 and 2008

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at January 1, 2009	6,208,519	$ 124	$ 74,943	$ 136,251	$ (93,930)	$ -	$ 466	$ 117,854

Comprehensive loss:
Net loss				(2,570)				(2,570)
Unrealized holding gain on
securities available for sale,
net of tax expense of $577							798	798
Total comprehensive loss								(1,772)

Purchase of treasury stock (1)	(65)				-			-
Distribution of restricted stock	11,200
Amortization of restricted stock			112					112
Forfeiture of restricted stock			12		(12)			-
Stock options expense			185					185
Cash dividends				(187)				(187)

Balance at March 31, 2009	6,219,654	$ 124	$ 75,252	$ 133,494	$ (93,942)	$ -	$ 1,264	$ 116,192

(1)
All of which are repurchases made to satisfy the minimum income tax required to be withheld from employees in connection with the vesting of restricted stock granted to them pursuant to the Corporation’s share-based compensation plans.

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

(1)
All of which are repurchases made to satisfy the minimum income tax required to be withheld from employees in connection with the vesting of restricted stock granted to them pursuant to the Corporation’s share-based compensation plans.

(2)  Employee Stock Ownership Plan (“ESOP”).

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Nine Months Ended March 31, 2009 and 2008

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2008	6,207,719	$ 124	$ 75,164	$ 143,053	$ (94,798)	$ (102)	$ 539	$ 123,980

Comprehensive loss:
Net loss				(8,752)				(8,752)
Unrealized holding gain on
securities available for sale,
net of tax expense of $524							725	725
Total comprehensive loss								(8,027)
Purchase of treasury stock (1)	(65)				-			-
Distribution of restricted stock	12,000
Amortization of restricted stock			320					320
Awards of restricted stock			(868)		868			-
Forfeiture of restricted stock			12		(12)			-
Stock options expense			554					554
Allocations of contribution to ESOP			70			102		172
Cash dividends				(807)				(807)

Balance at March 31, 2009	6,219,654	$ 124	$ 75,252	$ 133,494	$ (93,942)	$ -	$ 1,264	$ 116,192

(1)
All of which are repurchases made to satisfy the minimum income tax required to be withheld from employees in connection with the vesting of restricted stock granted to them pursuant to the Corporation’s share-based compensation plans.

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

(1)
Includes the repurchase of 995 shares repurchased to satisfy the minimum income tax required to be withheld from employees in connection with the vesting of restricted stock granted to them pursuant to the Corporation’s share-based compensation plans.

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Nine Months Ended March 31,

	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (8,752)	$ 2,613
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	1,565	1,707
Provision for loan losses	35,809	6,809
Provision for losses on real estate owned	226	435
Gain on sale of loans	(8,692)	(1,362)
Net gain on sale of investment securities	(356)	-
Net loss on sale of real estate owned	109	470
Stock-based compensation	1,019	1,934
FHLB – San Francisco stock dividend	(804)	(1,447)
Tax benefit from non-qualified equity compensation	-	(6)
Increase (decrease) in accounts payable and other liabilities	1,095	(2,700)
(Increase) decrease in prepaid expense and other assets	(7,202)	722
Loans originated for sale	(701,044)	(284,772)
Proceeds from sale of loans and net change in receivable from sale of loans	620,464	328,127
Net cash (used for) provided by operating activities	(66,563)	52,530

Cash flows from investing activities:
Net decrease (increase) in loans held for investment	89,067	(74,240)
Maturity and call of investment securities held to maturity	-	19,000
Maturity and call of investment securities available for sale	65	5,979
Principal payments from mortgage-backed securities	24,973	35,131
Purchase of investment securities available for sale	(8,135)	(75,774)
Proceeds from sale of investment securities available for sale	480	-
Purchase of FHLB – San Francisco stock	-	(39)
Redemption of FHLB – San Francisco stock	-	13,638
Proceeds from sale of real estate owned	24,622	8,211
Purchase of premises and equipment	(675)	(229)
Net cash provided by (used for) investing activities	130,397	(68,323)

Cash flows from financing activities:
Net (decrease) increase in deposits	(64,463)	30,770
(Repayments of) proceeds from short-term borrowings, net	(81,400)	29,000
Proceeds from long-term borrowings	130,000	80,000
Repayments of long-term borrowings	(50,032)	(112,030)
ESOP loan payment	8	63
Exercise of stock options	-	69
Tax benefit from non-qualified equity compensation	-	6
Cash dividends	(807)	(3,380)
Treasury stock purchases	-	(4,097)
Net cash (used for) provided by financing activities	(66,694)	20,401

Net (decrease) increase in cash and cash equivalents	(2,860)	4,608
Cash and cash equivalents at beginning of period	15,114	12,824

Cash and cash equivalents at end of period	$ 12,254	$ 17,432
Supplemental information:
Cash paid for interest	$ 32,335	$ 42,381
Cash paid for income taxes	$ 2,599	$ 3,100
Transfer of loans held for sale to loans held for investment	$ 1,004	$ 9,605
Real estate acquired in the settlement of loans	$ 41,636	$ 17,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated financial statements at June 30, 2008 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2008.  Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.  The results of operations for the quarter and nine months ended March 31, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2009.

Note 2: Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1:
On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation will adopt this FSP for interim and annual reporting ending after June 15, 2009 and the impact of the adoption of this FSP has not been determined with respect to the Corporation’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2:
On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (“GAAP”) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired.  An investment is impaired if the fair value of the investment is less than its amortized cost basis.  This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Corporation will adopt this FSP for interim and annual reporting ending after June 15, 2009 and the impact of the adoption of this FSP has not been determined with respect to the Corporation’s consolidated financial statements.

FSP FAS 157-4:
On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Corporation will adopt this FSP for interim and annual reporting ending after June 15, 2009 and the impact of the adoption of this FSP has not been determined with respect to the Corporation’s consolidated financial statements.

FSP No. 133-1 and FASB Interpretation (“FIN”) 45-4:
In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives.  It amends Statement of Financial Accounting Standard (“SFAS”) No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  The FSP also amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, the FSP clarifies the Board’s intent about the effective date of SFAS No. 161.  Accordingly, the FSP clarifies that the disclosures required by SFAS No. 161 will be incorporated upon adoption of SFAS No. 161 on July 1, 2009.  The adoption of this FSP did not have material impact on the Corporation’s consolidated financial statements.

Note 3: Earnings (Loss) Per Share and Stock-Based Compensation

Earnings (Loss) Per Share:
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.  As of March 31, 2009 and 2008, there were outstanding options to purchase 905,500 shares and 727,700 shares of the Corporation common stock, respectively, of which 905,500 shares and 590,000 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2009 and 2008, respectively.

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
(In Thousands, Except Earnings (Loss) Per Share)
	2009	2008	2009	2008
Numerator:
Net (loss) income – numerator for basic (loss)
earnings per share and diluted (loss) earnings
per share - available to common stockholders	$ (2,570)	$ 957	$ (8,752)	$2,613

Denominator:
Denominator for basic (loss) earnings per share:
Weighted-average shares	6,215	6,145	6,201	6,173

Effect of dilutive securities:
Stock option dilution	-	55	-	57

Denominator for diluted (loss) earnings per share:
Adjusted weighted-average shares
and assumed conversions	6,215	6,200	6,201	6,230

Basic (loss) earnings per share	$ (0.41)	$ 0.16	$ (1.41)	$ 0.42
Diluted (loss) earnings per share	$ (0.41)	$ 0.15	$ (1.41)	$ 0.42

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

The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense and is solely related to issued and unvested stock option grants.  The incremental stock-based compensation expense for the quarters ended March 31, 2009 and 2008 was $185,000 and $293,000, respectively.  For the nine months ended March 31, 2009 and 2008, the incremental stock-based compensation expense was $554,000 and $569,000, respectively.  For the first nine months of fiscal 2009 and 2008, cash provided by operating activities decreased by $0 and $6,000, respectively, and cash provided by financing activities increased by an identical amount, respectively, related to excess tax benefits from stock-based payment arrangements.  These amounts are reflective of the tax benefit for stock options exercised and restricted stock distributions during the respective periods.

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed statements of operations and total assets for the Corporation’s operating segments for the quarters ended March 31, 2009 and 2008, respectively (in thousands).

	For the Quarter Ended March 31, 2009
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 10,485	$ 186	$ 10,671
Provision for loan losses	12,178	1,363	13,541
Net interest expense, after provision for loan losses	(1,693)	(1,177)	(2,870)

Non-interest income:
Loan servicing and other fees (1)	50	41	91
Gain on sale of loans, net	6	6,101	6,107
Deposit account fees	684	-	684
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(896)	(56)	(952)
Other	454	3	457
Total non-interest income	298	6,089	6,387

Non-interest expense:
Salaries and employee benefits	3,478	1,547	5,025
Premises and occupancy	564	131	695
Operating and administrative expenses	1,218	1,010	2,228
Total non-interest expense	5,260	2,688	7,948
(Loss) income before taxes	(6,655)	2,224	(4,431)
(Benefit) provision for income taxes	(2,796)	935	(1,861)
Net (loss) income	$ (3,859)	$ 1,289	$ (2,570)
Total assets, end of period	$ 1,445,310	$ 117,658	$ 1,562,968

(1)	Includes an inter-company charge of $21 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Quarter Ended March 31, 2008
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income (expense), before provision for loan losses	$ 10,771	$ (52)	$ 10,719
Provision for loan losses	2,287	863	3,150
Net interest income (expense), after provision for loan losses	8,484	(915)	7,569

Non-interest income:
Loan servicing and other fees (1)	51	299	350
Gain on sale of loans, net	7	299	306
Deposit account fees	768	-	768
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(171)	(509)	(680)
Other	856	4	860
Total non-interest income	1,511	93	1,604

Non-interest expense:
Salaries and employee benefits	3,817	999	4,816
Premises and occupancy	514	131	645
Operating and administrative expenses	931	907	1,838
Total non-interest expense	5,262	2,037	7,299
Income (loss) before taxes	4,733	(2,859)	1,874
Provision (benefit) for income taxes	2,307	(1,390)	917
Net income (loss)	$ 2,426	$ (1,469)	$ 957
Total assets, end of period	$ 1,653,016	$ 21,283	$ 1,674,299

(1)	Includes an inter-company charge of $309 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

The following tables set forth condensed statements of operations and total assets for the Corporation’s operating segments for the nine months ended March 31, 2009 and 2008, respectively (in thousands).

	For the Nine Months Ended March 31, 2009
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 31,862	$ 343	$ 32,205
Provision for loan losses	32,387	3,422	35,809
Net interest expense, after provision for loan losses	(525)	(3,079)	(3,604)

Non-interest income:
Loan servicing and other fees (1)	393	212	605
Gain on sale of loans, net	13	8,679	8,692
Deposit account fees	2,219	-	2,219
Gain on sale of investment securities	356	-	356
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(1,516)	(322)	(1,838)
Other	1,147	6	1,153
Total non-interest income	2,612	8,575	11,187

Non-interest expense:
Salaries and employee benefits	10,144	4,031	14,175
Premises and occupancy	1,749	380	2,129
Operating and administrative expenses	3,528	2,719	6,247
Total non-interest expense	15,421	7,130	22,551
Loss before taxes	(13,334)	(1,634)	(14,968)
Benefit for income taxes	(5,529)	(687)	(6,216)
Net loss	$ (7,805)	$ (947)	$ (8,752)
Total assets, end of period	$ 1,445,310	$ 117,658	$ 1,562,968

(1)	Includes an inter-company charge of $123 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Nine Months Ended March 31, 2008
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income (expense), before provision for loan losses	$ 29,877	$ (217)	$ 29,660
Provision for loan losses	4,059	2,750	6,809
Net interest income (expense), after provision for loan losses	25,818	(2,967)	22,851

Non-interest income:
Loan servicing and other fees (1)	50	1,304	1,354
Gain on sale of loans, net	40	1,322	1,362
Deposit account fees	2,211	-	2,211
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(526)	(1,162)	(1,688)
Other	1,683	4	1,687
Total non-interest income	3,458	1,468	4,926

Non-interest expense:
Salaries and employee benefits	10,618	3,844	14,462
Premises and occupancy	1,555	628	2,183
Operating and administrative expenses	2,846	2,896	5,742
Total non-interest expense	15,019	7,368	22,387
Income (loss) before taxes	14,257	(8,867)	5,390
Provision (benefit) for income taxes	7,345	(4,568)	2,777
Net income (loss)	$ 6,912	$ (4,299)	$ 2,613
Total assets, end of period	$ 1,653,016	$ 21,283	$ 1,674,299

(1)	Includes an inter-company charge of $1.0 million credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

Note 5: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, and forward loan sale agreements to third parties.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of March 31, 2009 and June 30, 2008, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $207.8 million and $29.4 million, respectively.  The following table provides information regarding undisbursed funds to borrowers on existing loans and lines of credit with the Bank as well as commitments to originate loans to be held for investment.

	March 31,	June 30,
Commitments	2009	2008
(In Thousands)

Undisbursed loan funds – Construction loans	$ 1,493	$ 7,864
Undisbursed lines of credit – Mortgage loans	2,704	4,880
Undisbursed lines of credit – Commercial business loans	5,194	6,833
Undisbursed lines of credit – Consumer loans	1,532	1,672
Commitments to extend credit on loans to be held for investment	850	6,232
Total	$ 11,773	$ 27,481

In accordance with SFAS No. 133 and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, commitments to purchase mortgage-backed securities (“MBS”), put option contracts and call option contracts are recorded at fair value on the balance sheet, and are included in other assets or other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.  The net impact of derivative financial instruments on the Condensed Consolidated Statements of Operations during the quarters ended March 31, 2009 and 2008 were a gain of $2.5 million and a loss of $70,000, respectively.  For the nine months ended March 31, 2009 and 2008, the net impact of derivative financial instruments on the Condensed Consolidated Statements of Operations was a gain of $3.1 million and a loss of $112,000, respectively.

	March 31, 2009		June 30, 2008		March 31, 2008
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale (1)	$ 206,966	$ 4,242	$ 23,191	$ (304)	$ 14,037	$ (90)
Best-efforts loan sale commitments	(3,669)	-	(51,652)	-	(32,878)	-
Mandatory loan sale commitments	(279,538)	(1,485)	-	-	-	-
Total	$ (76,241)	$ 2,757	$ (28,461)	$ (304)	$ (18,841)	$ (90)

(1)	Net of 38.8 percent at March 31, 2009, 48.0 percent at June 30, 2008 and 63.0 percent at March 31, 2008 of commitments, which may not fund.

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

SFAS No. 109, “Accounting for Income Taxes,” requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset. To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The Corporation’s tax asset has increased during the first nine months of fiscal 2009 due to an increase in its loan loss allowances. The deferred tax asset related to loan loss allowances will be realized when actual charge-offs are made against the loan loss allowances. Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management does not believe that a valuation allowance is necessary at this time.  As of March 31, 2009, the Corporation has estimated deferred tax assets of $12.3 million and current tax receivables of $1.4 million.

The Corporation files income tax returns for the United States and state of California jurisdictions.  In September 2008, the Internal Revenue Service (“IRS”) completed its examination of the Corporation’s tax returns for 2006 and 2007.  Tax years subsequent to 2007 remain subject to federal examination, while the California state tax returns for years subsequent to 2004 are subject to examination by taxing authorities.  It is the Corporation’s policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense.  There were no penalties or interest included in the Condensed Consolidated Statements of Operations for the quarter and nine months ended March 31, 2009.

Note 7: Fair Value of Financial Instruments

The Corporation adopted SFAS No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” on July 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 159 permits entities to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option) at specified election dates.  At each subsequent reporting date, an entity is required to report unrealized gains and losses on items in earnings for which the fair value option has been elected at each subsequent reporting date.  The objective of the statement is to provide entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex accounting provisions.    The Corporation did not elect to measure any financial instruments at fair value under SFAS No. 159.  Under FSP 157-2, portions of SFAS No. 157 have been deferred until years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, the Corporation has partially adopted the provisions of SFAS No. 157.

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

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities and derivative financial instruments, while loans held for sale, impaired loans and mortgage servicing assets are measured at fair value on a nonrecurring basis.

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

Loans held for sale are primarily single-family loans and are written down to fair value.  The fair value is determined, when possible, using quoted secondary-market prices.  If no such quoted price exists, the fair value of a loan is determined by quoted prices for a similar loan or loans, adjusted for the specific attributes of each loan.

Impaired loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged.  The impaired loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  The fair value of an impaired loan is determined based on an observable market price or current appraised value of the underlying collateral.   Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income, but rather as a component in determining the overall adequacy of the allowance for losses on loans.  These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for losses on loans recorded in current earnings.

The Corporation uses the amortization method for its mortgage servicing assets, which amortizes servicing assets in proportion to and over the period of estimated net servicing income and assesses servicing assets for impairment based on fair value at each reporting date.  The fair value of mortgage servicing assets are calculated using the present value method; which includes a third party’s prepayment projections of similar instruments, weighted average coupon rates and the estimated average life.

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

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a recurring basis:

Fair Value Measurement at March 31, 2009 Using:
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total
Investment securities	$ 5,381	$ 130,343	$ 1,454	$ 137,178
Derivative financial instruments	-	-	2,757	2,757
Total	$ 5,381	$ 130,343	$ 4,211	$ 139,935

Fair Value Measurement at June 30, 2008 Using:
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total
Investment securities	$ 5,685	$ 145,192	$ 2,225	$ 153,102
Derivative financial instruments	-	-	(304)	(304)
Total	$ 5,685	$ 145,192	$ 1,921	$ 152,798

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated statement of financial condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(Dollars in Thousands)	CMO	Derivative Financial Instruments	Total
Beginning balance at January 1, 2009	$ 1,756	$ 292	$ 2,048
Total gains or losses (realized/unrealized):
Included in earnings	-	(292)	(292)
Included in other comprehensive income	(205)	-	(205)
Purchases, issuances, and settlements	(97)	2,757	2,660
Transfers in and/or out of Level 3	-	-	-
Ending balance at March 31, 2009	$ 1,454	$ 2,757	$ 4,211

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(Dollars in Thousands)	CMO	Derivative Financial Instruments	Total
Beginning balance at July 1, 2008	$ 2,225	$ (304)	$ 1,921
Total gains or losses (realized/unrealized):
Included in earnings	-	468	468
Included in other comprehensive income	(381)	-	(381)
Purchases, issuances, and settlements	(390)	2,593	2,203
Transfers in and/or out of Level 3	-	-	-
Ending balance at March 31, 2009	$ 1,454	$ 2,757	$ 4,211

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a nonrecurring basis:

Fair Value Measurement at March 31, 2009 Using:
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$ -	$ -	$ 57,515	$ 57,515
Mortgage servicing assets	-	-	362	362
Total	$ -	$ -	$ 57,877	$ 57,877

(1) The fair value of the impaired loans are derived from their respective estimated collateral values, less disposition costs.

On April 30, 2009, the Corporation announced a cash dividend of $0.03 per share on the Corporation’s outstanding shares of common stock for shareholders of record as of the close of business on May 21, 2009, payable on June 12, 2009.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At March 31, 2009, the Corporation had total assets of $1.56 billion, total deposits of $947.9 million and total stockholders’ equity of $116.2 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Corporation, from time to time, may repurchase its common stock.  The Corporation evaluates the repurchase of its common stock when the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential.  Consideration is also given to the Corporation’s liquidity, regulatory capital requirements and future capital needs based on the Corporation’s current business plan.  The Corporation’s Board of Directors authorizes each stock repurchase program, the duration of which is typically one year.  Once the stock repurchase program is authorized, management may repurchase the Corporation’s common stock from time to time in the open market or in privately negotiated transactions, depending upon market conditions and the factors described above.  On June 26, 2008, the Corporation announced that its Board of Directors authorized the repurchase of up to five percent of its outstanding common stock, or approximately 310,385 shares, over a one-year period.  As a result of current economic conditions, the Corporation did not repurchase any of its shares during the quarter ended March 31, 2009.  See Part II, Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” on page 51.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On January 20, 2009, the Corporation declared a quarterly cash dividend of $0.03 per share for the Corporation’s shareholders of record at the close of business on February 10, 2009, which was paid on March 6, 2009.  On April 30, 2009, the Corporation declared a cash dividend of $0.03 per share on the Corporation’s outstanding shares of common stock for shareholders of record as of the close of business on May 21, 2009, payable on June 12, 2009.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements, as they are subject to risks and uncertainties. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, resulting in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision and our bank subsidiary by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses to write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our ability to control operating costs and expenses; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Corporation’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

Executive Summary and Operating Strategy

Provident Savings Bank, F.S.B., established in 1956, is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California.  The Bank conducts its business operations as Provident Bank, Provident Bank Mortgage, a division of the Bank, and through its subsidiary, Provident Financial Corp.  The business activities of the Corporation, primarily through the Bank and its subsidiary, consist of community banking, mortgage banking and, to a lesser degree, investment services for customers and trustee services on behalf of the Bank.

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, and wire transfer fees, among others.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  During the next three years, although not immediately given the uncertain environment, the Corporation intends to improve the community banking business by moderately growing total assets; by decreasing the concentration of single-family mortgage loans within loans held for investment; and by increasing the concentration of higher yielding multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”).  In addition, over time, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.  While the Corporation’s long-term strategy is for moderate growth, management has determined that shrinking the balance sheet is the most prudent short-term strategy in response to deteriorating general economic conditions.  Shrinking the balance sheet improves capital ratios and mitigates liquidity risk.

Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences.  The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process.  The Corporation will continue to modify its operations in response to the rapidly changing mortgage banking environment.  Most recently, the Corporation has been increasing the number of mortgage banking personnel to capitalize on the increasing loan demand, the result of significantly lower mortgage interest rates.  Changes may also include a different product mix, further tightening of underwriting standards, an increase in its operating expenses or a combination of these and other changes.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, changes in regulation and changes in the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values and higher loan delinquencies.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  For further details on risk factors, see the “Safe-Harbor Statement” on page 18 and “Item 1A – Risk Factors” on page 47.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at March 31, 2009 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	1 year	Over 1 year	Over 3 years	Over
	or less	to 3 years	to 5 years	5 years	Total
Operating obligations	$ 748	$ 1,163	$ 418	$ -	$ 2,329
Pension benefits	185	601	602	3,812	5,200
Time deposits	536,836	52,111	32,324	57	621,328
FHLB – San Francisco advances	149,499	245,829	104,895	19,119	519,342
FHLB – San Francisco letter of credit	3,500	-	-	-	3,500
Total	$ 690,768	$ 299,704	$ 138,239	$ 22,988	$ 1,151,699

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

In addition to the off-balance sheet financing arrangements and contractual obligations mentioned above, the Corporation has derivatives and other financial instruments with off-balance sheet risks as described in Note 5 of the Notes to Unaudited Interim Consolidated Financial Statements on page 12.

Comparison of Financial Condition at March 31, 2009 and June 30, 2008

Total assets decreased $69.5 million, or four percent, to $1.56 billion at March 31, 2009 from $1.63 billion at June 30, 2008.  The decrease was primarily attributable to a decrease in loans held for investment, partly offset by an increase in loans held for sale.

Loans held for investment decreased $154.8 million, or 11 percent, to $1.21 billion at March 31, 2009 from $1.37 billion at June 30, 2008.  Total loan principal payments during the first nine months of fiscal 2009 were $126.0 million, compared to $186.6 million during the comparable period in fiscal 2008.  During the first nine months of fiscal 2009, the Bank originated $20.1 million of loans held for investment, of which $10.1 million, or 49 percent, were “preferred loans” (multi-family, commercial real estate, construction and commercial business loans).  In addition, the Bank purchased $595,000 of loans for investment in the first nine months of fiscal 2009, down substantially from $99.8 million during the same period last year.  The decrease in purchased loans was due to the Corporation’s decision to compete less aggressively for origination volume given the economic uncertainty of the current banking environment.  The balance of preferred loans decreased to $513.6 million, or 41 percent of loans held for investment at March 31, 2009, as compared to $569.6 million, or 41 percent of loans held for investment at June 30, 2008.  Purchased loans serviced by others at March 31, 2009 were $129.8 million, or 10 percent of loans held for investment, compared to $146.5 million, or 11 percent of loans held for investment at June 30, 2008.

The table below describes the geographic dispersion of real estate secured loans held for investment at March 31, 2009, as a percentage of the total dollar amount outstanding:

	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$222,227	30%	$399,060	55%	$101,062	14%	$9,601	1%	$731,950	100%
Multi-family	34,399	9%	268,725	71%	71,607	19%	3,694	1%	378,425	100%
Commercial real estate	56,505	48%	57,636	49%	2,373	2%	1,650	1%	118,164	100%
Construction	8,708	96%	400	4%	-	0%	-	0%	9,108	100%
Other	4,413	100%	-	0%	-	0%	-	0%	4,413	100%
Total	$326,252	26%	$725,821	59%	$175,042	14%	$14,945	1%	$1,242,060	100%

(1) Other than the Inland Empire.

Total loans held for sale increased $87.6 million, or 307 percent, to $116.1 million at March 31, 2009 from $28.5 million at June 30, 2008.  The increase was due primarily to the timing difference between loan originations and loan sale settlements.  See “Loan Volume Activities” on page 38.  For the first nine months of fiscal 2009, total loans originated for sale were $701.0 million, up from $284.8 million in the same period last year, while total loan sale settlements were $616.8 million and $269.2 million, respectively.

Total investment securities decreased $15.9 million, or 10 percent, to $137.2 million at March 31, 2009 from $153.1 million at June 30, 2008.  The decrease was primarily the result of scheduled and accelerated principal payments on mortgage-backed securities.  The Bank evaluates individual investment securities quarterly for other-than-temporary declines in market value.  The Bank does not believe that there are any other-than-temporary impairments at March 31, 2009; therefore, no impairment losses have been recorded as of March 31, 2009.

Total deposits decreased $64.5 million, or six percent, to $947.9 million at March 31, 2009 from $1.01 billion at June 30, 2008.  This decrease was primarily attributable to the strategic decision to compete less aggressively on time deposit interest rates, partly offset by the Bank’s marketing strategy to promote transaction accounts.

Borrowings, consisting of FHLB – San Francisco advances, decreased slightly to $477.9 million at March 31, 2009 from $479.3 million at June 30, 2008.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 27 months (25 months, if put options are exercised by the FHLB – San Francisco) at March 31, 2009, as compared to the weighted-average maturity of 23 months (20 months, if put options were exercised by the FHLB – San Francisco) at June 30, 2008.

Total stockholders’ equity decreased $7.8 million, or six percent, to $116.2 million at March 31, 2009, from $124.0 million at June 30, 2008, primarily as a result of the net loss and the quarterly cash dividends paid during the first nine months of fiscal 2009.  During the first nine months of fiscal 2009, no stock options were exercised and no common stock was repurchased under the June 2008 stock repurchase program.  During the first nine months of fiscal 2009, the Corporation repurchased 65 shares of restricted stock in lieu of distribution to employees (to satisfy the minimum income tax required to be withheld from employees) at an average price of $4.11 per share.  The total cash dividend paid to the Corporation’s shareholders in the first nine months of fiscal 2009 was $807,000.

Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2009 and 2008

The Corporation’s net loss for the quarter ended March 31, 2009 was $2.6 million, compared to net income of $957,000 during the same quarter of fiscal 2008.  The decrease in net earnings was primarily a result of an increase in the provision for loan losses, partly offset by an increase in non-interest income.  For the nine months ended March 31, 2009, the Corporation’s net loss was $8.8 million, compared to net income of $2.6 million during the same period of fiscal 2008.  The decrease in net earnings was primarily a result of an increase in the provision for loan losses, partly offset by an increase in non-interest income and an increase in net interest income (before provision for loan losses).

The Corporation’s efficiency ratio improved to 47 percent in the third quarter of fiscal 2009 from 59 percent in the same period of fiscal 2008.  The improvement in the efficiency ratio was a result of an increase in non-interest income, partly offset by an increase in non-interest expenses.  For the nine months ended March 31, 2009, the efficiency ratio improved to 52 percent from 65 percent in the nine months ended March 31, 2008.  The improvement in the efficiency ratio was a result of an increase in net interest income (before provision for loan losses) and an increase in non-interest income, partly offset by an increase in non-interest expenses.

(Loss) return on average assets for the quarter ended March 31, 2009 decreased 90 basis points to (0.67) percent from 0.23 percent in the same period last year.  For the nine months ended March 31, 2009 and 2008, the (loss) return on average assets was (0.74) percent and 0.22 percent, respectively, a decrease of 96 basis points.

(Loss) return on average equity for the quarter ended March 31, 2009 decreased to (8.69) percent from 2.99 percent for the same period last year.  For the nine months ended March 31, 2009, the return (loss) on average equity decreased to (9.62) percent from 2.73 percent for the same period last year.

Diluted (loss) earnings per share for the quarter ended March 31, 2009 were $(0.41), compared to $0.15 for the quarter ended March 31, 2008.  For the nine months ended March 31, 2009 and 2008, diluted (loss) earnings per share were $(1.41) and $0.42, respectively.

Net Interest Income:

For the Quarters Ended March 31, 2009 and 2008.  The Corporation’s net interest income (before the provision for loan losses) remained relatively unchanged at $10.7 million for the quarter ended March 31, 2009 from the comparable period in fiscal 2008.  The net interest margin was 2.87 percent in the third quarter of fiscal 2009, up 18 basis points from 2.69 percent for the same period of fiscal 2008.  The increase in the net interest margin during the third quarter of fiscal 2009 was primarily attributable to a decrease in the average cost of funds which declined more than the average yield on earning assets.  The average balance of earning assets decreased $106.6 million to $1.49 billion in the third quarter of fiscal 2009 from $1.59 billion in the comparable period of fiscal 2008.

For the Nine Months Ended March 31, 2009 and 2008.  Net interest income (before the provision for loan losses) for the first nine months of fiscal 2009 was $32.2 million, up $2.5 million or eight percent from $29.7 million during the same period of fiscal 2008.  This increase was the result of a higher net interest margin, partly offset by lower average earning assets.  The net interest margin was 2.82 percent in the first nine months of fiscal 2009, up 32 basis points from 2.50 percent during the same period of fiscal 2008.  The increase in the net interest margin during the first nine months of fiscal 2009 was primarily attributable to a decrease in the average cost of funds which decreased more than the average yield on earning assets, which remained relatively stable.  The average balance of earning assets decreased $54.7 million, or three percent, to $1.52 billion in the first nine months of fiscal 2009 from $1.58 billion in the comparable period of fiscal 2008.

Interest Income:

For the Quarters Ended March 31, 2009 and 2008.  Total interest income decreased by $3.5 million, or 15 percent, to $20.5 million for the third quarter of fiscal 2009 from $24.0 million in the same quarter of fiscal 2008.

This decrease was primarily the result of a lower average earning asset yield and a lower average balance of earning assets.  The average yield on earning assets during the third quarter of fiscal 2009 was 5.51 percent, 52 basis points lower than the average yield of 6.03 percent during the same period of fiscal 2008.  The average balance of earning assets decreased $106.6 million to $1.49 billion in the third quarter of fiscal 2009 from $1.59 billion in the comparable period of fiscal 2008.

Loans receivable interest income decreased $2.7 million, or 13 percent, to $18.9 million in the quarter ended March 31, 2009 from $21.6 million for the same quarter of fiscal 2008.  This decrease was attributable to a lower average loan yield and a lower average loan balance.  The average loan yield during the third quarter of fiscal 2009 decreased 39 basis points to 5.78 percent from 6.17 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to accrued interest reversals from newly classified non-accrual loans and loan payoffs which carried a higher average yield than the average yield of loans receivable.  The average balance of loans outstanding, including loans held for sale and receivables due from the sale of loans, decreased $100.1 million, or seven percent, to $1.30 billion during the third quarter of fiscal 2009 from $1.40 billion in the same quarter of fiscal 2008.

Interest income from investment securities decreased $324,000, or 17 percent, to $1.6 million during the quarter ended March 31, 2009 from $2.0 million in the same quarter of fiscal 2008.  This decrease was primarily a result of a decrease in average yield and a decrease in the average balance.  The average yield on investment securities decreased 34 basis points to 4.61 percent during the quarter ended March 31, 2009 from 4.95 percent during the quarter ended March 31, 2008.  The decrease in the average yield of investment securities was primarily attributable to the net premium amortization of $63,000 in the third quarter of fiscal 2009 as compared to the net discount amortization of $9,000 in the comparable quarter of fiscal 2008.  During the third quarter of fiscal 2009, the Bank did not purchase any investment securities, while $9.1 million of principal payments were received on mortgage-backed securities.  The average balance of investment securities decreased $16.4 million, or 10 percent, to $141.8 million in the third quarter of fiscal 2009 from $158.2 million in the same quarter of fiscal 2008.

The FHLB – San Francisco did not pay a dividend on its stock in the third quarter of fiscal 2009 as compared to $419,000 in the same quarter last year and announced that it will not redeem excess capital stock on the next regularly scheduled repurchase date of April 30, 2009 as a result of its desire to strengthen its capital ratios.

For the Nine Months Ended March 31, 2009 and 2008.  Total interest income decreased by $7.0 million, or 10 percent, to $64.8 million for the first nine months of fiscal 2009 from $71.8 million in the same period of fiscal 2008.  This decrease was primarily the result of a lower average balance of earning assets and a lower average earning asset yield.  The average balance of earning assets decreased $54.7 million, or three percent, to $1.52 billion in the first nine months of fiscal 2009 from $1.58 billion in the comparable period of fiscal 2008.  The average yield on earning assets during the first nine months of fiscal 2009 was 5.67 percent, 39 basis points lower than the average yield of 6.06 percent during the same period of fiscal 2008.

Loans receivable interest income decreased $5.7 million, or nine percent, to $59.2 million in the nine months ended March 31, 2009 from $64.9 million for the same period of fiscal 2008.  This decrease was attributable to a lower average loan balance and a lower average loan yield.  The average balance of loans outstanding, including the receivable from sale of loans and loans held for sale, decreased $57.4 million, or four percent, to $1.33 billion during the first nine months of fiscal 2009 from $1.39 billion during the same period of fiscal 2008.  The average loan yield during the first nine months of fiscal 2009 decreased 30 basis points to 5.91 percent from 6.21 percent during the same period last year.  The decrease in the average loan yield was primarily attributable to accrued interest reversals from newly classified non-accrual loans and loan payoffs which carried a higher average yield than the average yield of loans receivable.

Interest income from investment securities decreased $261,000 to $5.3 million during the nine months ended March 31, 2009 from $5.6 million in the same period of fiscal 2008.  This decrease was primarily a result of a decrease in average yield and a decrease in the average balance.  The average yield on the investment securities decreased seven basis points to 4.79 percent during the nine months ended March 31, 2009 from 4.86 percent during the nine months ended March 31, 2008.  The average balance of investment securities decreased $5.2 million, or three percent, to $148.6 million in the first nine months of fiscal 2009 from $153.8 million in the same period of fiscal 2008.  During the first nine months of fiscal 2009, $8.1 million of investment securities were purchased, while $25.0 million of principal payments were received on mortgage-backed securities.

FHLB – San Francisco stock dividends decreased by $996,000, or 75 percent, to $324,000 in the first nine months of fiscal 2009 from $1.3 million in the same period of fiscal 2008.  This decrease was primarily attributable to the FHLB – San Francisco announcement on January 8, 2009 and April 10, 2009 that they would not pay a dividend for the quarters ended December 31, 2008 and March 31, 2009, respectively.  The balance of FHLB – San Francisco stock was consistent with the borrowing requirements of the FHLB – San Francisco.

Interest Expense:

For the Quarters Ended March 31, 2009 and 2008.  Total interest expense for the quarter ended March 31, 2009 was $9.8 million as compared to $13.3 million for the same period of fiscal 2008, a decrease of $3.5 million, or 26 percent.  This decrease was primarily attributable to a lower average cost of interest-bearing liabilities and a lower average balance.  The average cost of interest-bearing liabilities, principally deposits and borrowings, was 2.84 percent during the quarter ended March 31, 2009, down 76 basis points from 3.60 percent during the same period of fiscal 2008.  The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $84.2 million, or six percent, to $1.40 billion during the third quarter of fiscal 2009 from $1.49 billion during the same period of fiscal 2008.

Interest expense on deposits for the quarter ended March 31, 2009 was $5.2 million as compared to $8.5 million for the same period of fiscal 2008, a decrease of $3.3 million, or 39 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and a lower average balance.  The average cost of deposits decreased to 2.26 percent during the quarter ended March 31, 2009 from 3.36 percent during the same quarter of fiscal 2008, a decrease of 110 basis points.  The decrease in the average cost of deposits was attributable primarily to new time deposits with a lower average cost replacing maturing time deposits, consistent with declining short-term interest rates.  The average balance of deposits decreased $71.2 million, or seven percent, to $941.1 million during the quarter ended March 31, 2009 from $1.01 billion during the same period of fiscal 2008.  The decline in the average balance was primarily in time deposits, the result of the Bank’s strategic decision to compete less aggressively for this product.  The average balance of transaction account deposits to total deposits in the third quarter of fiscal 2009 was 35 percent, compared to 34 percent in the same period of fiscal 2008.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the quarter ended March 31, 2009 decreased $264,000, or five percent, to $4.6 million from $4.8 million for the same period of fiscal 2008.  The decrease in interest expense on borrowings was primarily a result of a lower average cost and a lower average balance.  The average cost of borrowings decreased to 4.03 percent for the quarter ended March 31, 2009 from 4.11 percent in the same quarter of fiscal 2008, a decrease of eight basis points.  The decrease in the average cost of borrowings was primarily the result of maturing long-term advances which had a higher average cost than the average cost of short-term advances.  Short-term advance interest rates remained at relatively low levels as a result of U.S. Treasury and Federal Reserve Board actions. The average balance of borrowings decreased $13.0 million, or three percent, to $460.3 million during the quarter ended March 31, 2009 from $473.3 million during the same period of fiscal 2008.

For the Nine Months Ended March 31, 2009 and 2008.  Total interest expense was $32.6 million for the first nine months of fiscal 2009 as compared to $42.1 million for the same period of fiscal 2008, a decrease of $9.5 million, or 23 percent.  This decrease was primarily attributable to a lower average balance of interest-bearing liabilities and a decrease in the average cost.  The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $45.0 million, or three percent, to $1.43 billion during the first nine months of fiscal 2009 from $1.47 billion during the same period of fiscal 2008.  The average cost of interest-bearing liabilities was 3.05 percent during the nine months ended March 31, 2009, down 77 basis points from 3.82 percent during the same period of fiscal 2008.

Interest expense on deposits for the nine months ended March 31, 2009 was $18.5 million as compared to $26.9 million for the same period of fiscal 2008, a decrease of $8.4 million, or 31 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and a lower average balance.  The average cost of deposits decreased to 2.59 percent during the nine months ended March 31, 2009 from 3.55 percent during the same period of fiscal 2008, a decrease of 96 basis points.  The decline in the average balance was primarily in time deposits, the result of the Bank’s strategic decision to compete less aggressively for this product.  The average balance of deposits decreased $55.7 million, or six percent, to $953.2 million during the nine months ended March 31, 2009 from $1.01 billion during the same period of fiscal 2008.  The average balance of transaction accounts decreased by $14.4 million, or four percent, to $329.8 million in the nine months ended March 31, 2009 from $344.2 million in the nine months ended March 31, 2008.  The average balance of time deposits decreased by $41.2 million, or six percent, to $623.4 million in the nine months ended March 31, 2009 as compared to $664.6 million in the nine months ended March 31, 2008.  The average balance of transaction account deposits to total deposits in the first nine months of fiscal 2009 was 35 percent, compared to 34 percent in the same period of fiscal 2008.

Interest expense on borrowings, consisting primarily of FHLB – San Francisco advances, for the nine months ended March 31, 2009 decreased $1.1 million, or seven percent, to $14.1 million from $15.2 million for the same period of fiscal 2008.  The decrease in interest expense on borrowings was primarily a result of a lower average cost, partly offset by a higher average balance.  The average cost of borrowings decreased 41 basis points to 3.98 percent for the nine months ended March 31, 2009 from 4.39 percent in the same period ended March 31, 2008.  The decrease in the average cost of borrowings was primarily the result of maturing long-term advances which had a higher average cost than the average cost of new advances.  Additionally, short-term advance interest rates have fallen as a result of U.S. Treasury and Federal Reserve Board actions.  The average balance of borrowings increased $10.7 million, or two percent, to $471.9 million during the nine months ended March 31, 2009 from $461.2 million during the same period of fiscal 2008.

The following table depicts the average balance sheets for the quarters and nine months ended March 31, 2009 and 2008, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	March 31, 2009			March 31, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,303,625	$ 18,850	5.78%	$ 1,403,695	$ 21,645	6.17%
Investment securities	141,802	1,635	4.61%	158,187	1,959	4.95%
FHLB – San Francisco stock	32,929	-	-%	31,274	419	5.36%
Interest-earning deposits	8,707	6	0.28%	562	4	2.85%

Total interest-earning assets	1,487,063	20,491	5.51%	1,593,718	24,027	6.03%

Non interest-earning assets	53,521			37,948

Total assets	$ 1,540,584			$ 1,631,666

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 189,339	282	0.60%	$ 196,711	351	0.72%
Savings accounts	140,717	484	1.39%	145,783	725	2.00%
Time deposits	611,032	4,479	2.97%	669,789	7,393	4.44%

Total deposits	941,088	5,245	2.26%	1,012,283	8,469	3.36%

Borrowings	460,296	4,575	4.03%	473,334	4,839	4.11%

Total interest-bearing liabilities	1,401,384	9,820	2.84%	1,485,617	13,308	3.60%

Non interest-bearing liabilities	20,934			18,028

Total liabilities	1,422,318			1,503,645

Stockholders’ equity	118,266			128,021
Total liabilities and stockholders’ equity
	$ 1,540,584			$ 1,631,666

Net interest income		$ 10,671			$ 10,719

Interest rate spread (3)			2.67%			2.43%
Net interest margin (4)			2.87%			2.69%
Ratio of average interest-earning assets to average interest-bearing liabilities

			106.11%			107.28%
(Loss) return on average assets			(0.67)%			0.23%
(Loss) return on average equity			(8.69)%			2.99%

(1)	Includes the receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan cost amortization of $142 and $209 for the quarters ended March 31, 2009 and 2008, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $43.7 million and $46.2 million during the quarters ended March 31, 2009 and 2008, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

	Nine Months Ended			Nine Months Ended
	March 31, 2009			March 31, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,334,841	$ 59,156	5.91%	$ 1,392,243	$ 64,859	6.21%
Investment securities	148,625	5,344	4.79%	153,808	5,605	4.86%
FHLB – San Francisco stock	32,692	324	1.32%	32,392	1,320	5.43%
Interest-earning deposits	8,167	16	0.26%	613	18	3.92%

Total interest-earning assets	1,524,325	64,840	5.67%	1,579,056	71,802	6.06%

Non interest-earning assets	42,463			36,805

Total assets	$ 1,566,788			$ 1,615,861

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 190,600	914	0.64%	$ 196,804	1,275	0.86%
Savings accounts	139,200	1,588	1.52%	147,416	2,316	2.09%
Time deposits	623,383	16,047	3.43%	664,629	23,339	4.67%

Total deposits	953,183	18,549	2.59%	1,008,849	26,930	3.55%

Borrowings	471,860	14,086	3.98%	461,161	15,212	4.39%

Total interest-bearing liabilities	1,425,043	32,635	3.05%	1,470,010	42,142	3.82%

Non interest-bearing liabilities	20,462			18,233

Total liabilities	1,445,505			1,488,243

Stockholders’ equity	121,283			127,618
Total liabilities and stockholders’ equity
	$ 1,566,788			$ 1,615,861

Net interest income		$ 32,205			$ 29,660

Interest rate spread (3)			2.62%			2.24%
Net interest margin (4)			2.82%			2.50%
Ratio of average interest-earning assets to average interest-bearing liabilities

			106.97%			107.42%
(Loss) return on average assets			(0.74)%			0.22%
(Loss) return on average equity			(9.62)%			2.73%

(1)	Includes the receivable from sale of loans, loans held for sale and non-accrual loans, as well as net deferred loan cost amortization of $430 and $599 for the nine months ended March 31, 2009 and 2008, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $43.0 million and $43.9 million during the nine months ended March 31, 2009 and 2008, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarters and nine months ended March 31, 2009 and 2008, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended March 31, 2009 Compared
	To Quarter Ended March 31, 2008
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (1,349)	$ (1,544)	$ 98	$ (2,795)
Investment securities	(135)	(203)	14	(324)
FHLB – San Francisco stock	(419)	22	(22)	(419)
Interest-bearing deposits	(4)	58	(52)	2
Total net change in income on interest-earning assets
	(1,907)	(1,667)	38	(3,536)

Interest-bearing liabilities:
Checking and money market accounts	(58)	(13)	2	(69)
Savings accounts	(224)	(25)	8	(241)
Time deposits	(2,484)	(643)	213	(2,914)
Borrowings	(135)	(132)	3	(264)
Total net change in expense on interest-bearing liabilities
	(2,901)	(813)	226	(3,488)
Net increase (decrease) in net interest income
	$ 994	$ (854)	$ (188)	$ (48)

(1) Includes the receivable from sale of loans, loans held for sale and non-accrual loans.  For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2009 Compared
	To Nine Months Ended March 31, 2008
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (3,159)	$ (2,673)	$ 129	$ (5,703)
Investment securities	(75)	(189)	3	(261)
FHLB – San Francisco stock	(999)	12	(9)	(996)
Interest-bearing deposits	(17)	222	(207)	(2)
Total net change in income on interest-earning assets
	(4,250)	(2,628)	(84)	(6,962)

Interest-bearing liabilities:
Checking and money market accounts	(331)	(40)	10	(361)
Savings accounts	(634)	(129)	35	(728)
Time deposits	(6,230)	(1,446)	384	(7,292)
Borrowings	(1,446)	353	(33)	(1,126)
Total net change in expense on interest-bearing liabilities
	(8,641)	(1,262)	396	(9,507)
Net increase (decrease) in net interest income
	$ 4,391	$ (1,366)	$ (480)	$ 2,545

(1) Includes the receivable from sale of loans, loans held for sale and non-accrual loans.  For purposes of calculating volume, rate and rate/volume variances, non-accrual loans were included in the weighted-average balance outstanding.

Provision for Loan Losses:

For the Quarters Ended March 31, 2009 and 2008.  During the third quarter of fiscal 2009, the Corporation recorded a provision for loan losses of $13.5 million, compared to a provision for loan losses of $3.2 million during the same period of fiscal 2008.  The loan loss provision in the third quarter of fiscal 2009 was primarily attributable to loan classification downgrades ($12.6 million) and an increase in the general loan loss provision for loans held for investment ($2.1 million), partly offset by a decrease in loans held for investment ($1.2 million).  The general loan loss allowance was augmented through qualitative adjustments to reflect the impact on loans held for investment resulting from the deteriorating general economic conditions of the U.S. economy such as the higher unemployment rates, negative gross domestic product, lower retail sales, and declining home prices in Southern California.  See related discussion on “Asset Quality” on page 33.

For the Nine Months Ended March 31, 2009 and 2008.  The Corporation recorded a provision for loan losses of $35.8 million for the first nine months of fiscal 2009, compared to a provision for loan losses of $6.8 million during the same period of fiscal 2008.  The provision for loan losses in the first nine months of fiscal 2009 was primarily attributable to loan classification downgrades ($30.1 million) and an increase in the general loan loss provision for loans held for investment ($8.0 million), partly offset by a decrease in loans held for investment ($2.3 million).  The general loan loss allowance was augmented through qualitative adjustments to reflect the impact on loans held for investment resulting from the deteriorating general economic conditions of the U.S. economy such as the higher unemployment rates, negative gross domestic product, lower retail sales, and declining home prices in Southern California.

At March 31, 2009, the allowance for loan losses was $42.2 million, comprised of $18.2 million of general loan loss reserves and $24.0 million of specific loan loss reserves, in comparison to the allowance for loan losses of $19.9 million at June 30, 2008, comprised of $13.4 million of general loan loss reserves and $6.5 million of specific loan loss reserves.  The allowance for loan losses as a percentage of gross loans held for investment was 3.36 percent at March 31, 2009 compared to 1.43 percent at June 30, 2008.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

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

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in Thousands)	2009	2008	2009	2008

Allowance at beginning of period	$ 34,953	$ 17,171	$ 19,898	$ 14,845

Provision for loan losses	13,541	3,150	35,809	6,809

Recoveries:
Mortgage loans:
Single-family	44	-	155	-
Construction	21	-	71	-
Consumer loans	-	1	1	2
Total recoveries	65	1	227	2

Charge-offs:
Mortgage loans:
Single-family	(6,350)	(2,253)	(13,610)	(3,585)
Multi-family	-	(125)	-	(125)
Construction	-	(1,200)	(73)	(1,200)
Consumer loans	(2)	(2)	(6)	(4)
Other loans	(29)	-	(67)	-
Total charge-offs	(6,381)	(3,580)	(13,756)	(4,914)

Net charge-offs	(6,316)	(3,579)	(13,529)	(4,912)
Balance at end of period	$ 42,178	$ 16,742	$ 42,178	$ 16,742

Allowance for loan losses as a percentage of gross loans held for investment
	3.36%	1.18%	3.36%	1.18%

Net charge-offs as a percentage of average loans outstanding during the period
	1.94%	1.02%	1.35%	0.47%

Allowance for loan losses as a percentage of non-performing loans at the end of the period (1)
	62.82%	85.53%	62.82%	85.53%

(1)  Does not include approximately $7.3 million and $9.1 million at March 31, 2009 and June 30, 2008, respectively, of restructured loans.  See “Asset Quality” on page 33.

Non-Interest Income:

For the Quarters Ended March 31, 2009 and 2008.  Total non-interest income increased $4.8 million, or 300 percent, to $6.4 million during the quarter ended March 31, 2009 from $1.6 million during the same period of fiscal 2008.  The increase was primarily attributable to an increase in the gain on sale of loans, partly offset by a decrease in loan servicing and other fees, a greater loss on sale and operations of real estate owned acquired in the settlement of loans and a decline in other income.

Loan servicing and other fees decreased $259,000, or 74 percent, to $91,000 in the third quarter of fiscal 2009 from $350,000 in the same quarter of fiscal 2008.  The decrease was primarily attributable to lower loan prepayment fees and higher reserves on mortgage servicing assets resulting from higher loan prepayment estimates.  Total loan payments declined $15.7 million, or 30 percent, to $36.2 million in the third quarter of fiscal 2009 from $51.9 million in the same quarter last year.

The gain on sale of loans increased $5.8 million to $6.1 million for the quarter ended March 31, 2009 from $306,000 in the same quarter of fiscal 2008.  The average loan sale margin for PBM during the third quarter of fiscal 2009 was 1.33 percent, up 92 basis points from 0.41 percent in the same period of fiscal 2008.  The gain on sale of loans for the third quarter of fiscal 2009 includes a $384,000 recourse provision on loans sold that are subject to repurchase, compared to a $264,000 recourse provision in the comparable quarter last year.  The gain on sale of loans also includes a favorable fair-value adjustment on derivative financial instruments pursuant to the SFAS No. 133 (a gain of $2.5 million versus a loss of $70,000 in the prior period).  As of March 31, 2009, the fair value of derivative financial instruments was a gain of $2.8 million as compared to a loss of $304,000 at June 30, 2008 and a loss of $90,000 at March 31, 2008.  As of March 31, 2009, the total recourse reserve for loans sold that are subject to repurchase was $3.1 million, compared to $2.1 million at June 30, 2008 and $660,000 at March 31, 2008.  Total loans sold for the quarter ended March 31, 2009 were $300.4 million, an increase of $230.4 million or 329 percent, from $70.0 million for the same quarter last year.  The mortgage banking environment has shown tremendous improvement recently as a result of the significant decline in mortgage interest rates but remains highly volatile as a result of the well-publicized deterioration of the single-family real estate market.

The volume of loans originated for sale increased to $366.4 million in the third quarter of fiscal 2009 as compared to $86.9 million during the same period last year.  The increase in loan originations was primarily attributable to better liquidity in the secondary mortgage market particularly in FHA/VA loan products and an increase in activity resulting from lower mortgage interest rates.

The net loss on sale and operations of real estate owned acquired in the settlement of loans was $952,000 in the third quarter of fiscal 2009 compared to a net loss of $680,000 in the same quarter last year.  Twenty-eight real estate owned properties were sold in the quarter ended March 31, 2009 as compared to 12 properties in the quarter ended March 31, 2008.  See the related discussion on “Asset Quality” on page 33.

For the Nine Months Ended March 31, 2009 and 2008.  Total non-interest income increased $6.3 million, or 129 percent, to $11.2 million for the first nine months of fiscal 2009 from $4.9 million during the same period of fiscal 2008.  The increase was primarily attributable to an increase in the gain on sale of loans and the gain on sale of investment securities, partly offset by a decrease in loan servicing and other fees, a higher loss on sale and operations of real estate owned acquired in the settlement of loans and a decline in other income.

Loan servicing and other fees decreased $749,000, or 55 percent, to $605,000 in the first nine months of fiscal 2009 from $1.4 million in the same period of fiscal 2008.  The decrease was primarily attributable to a decrease in loan prepayment fees, lower brokered loan fees and an increase in reserves on the mortgage servicing assets.  Total loan payments declined $60.6 million, or 32 percent, to $126.0 million in the first nine months of fiscal 2009 from $186.6 million in the same period last year.

The gain on sale of loans increased $7.3 million, or 521 percent, to $8.7 million for the nine months ended March 31, 2009 from $1.4 million in the same period of fiscal 2008.  The increase was a result of a higher volume of loans sold and a higher average loan sale margin in the first nine months of fiscal 2009.  Total loans sold for the first nine months of fiscal 2009 was $616.8 million, an increase of $347.6 million or 129 percent, from $269.2 million in the comparable period last year.  The volume of loans originated for sale increased by $416.2 million, or 146 percent, to $701.0 million in the first nine months of fiscal 2009 as compared to $284.8 million during the same period of fiscal 2008.  The average loan sale margin for PBM during the first nine months of fiscal 2009 was 1.09 percent, up 55 basis points from 0.54 percent in the same period of fiscal 2008.  The increase in the average loan sale margin was primarily attributable to better liquidity in the secondary market, particularly in FHA/VA loan products, and an increase in activity resulting from lower mortgage interest rates.  The gain on sale of loans for the first nine months of fiscal 2009 includes a $2.7 million recourse provision on loans sold that are subject to repurchase, compared to a recourse provision of $183,000 in the comparable period last year.  The gain on sale of loans also includes a favorable fair-value adjustment on derivative financial instruments pursuant to the SFAS No. 133 (a gain of $3.1 million versus a loss of $112,000 in the prior period).

The gain on sale of investment securities for the nine months ended March 31, 2009 was $356,000, resulting from the sale of equity investments.

The net loss on sale and operations of real estate owned acquired in the settlement of loans was $1.8 million for the nine months ended March 31, 2009 as compared to a net loss of $1.7 million in the same period ended March 31,

2008.  A total of 75 real estate owned properties were sold during the nine months ended March 31, 2009 as compared to 22 real estate owned properties in the comparable period in fiscal 2008.

Other non-interest income in the first nine months of fiscal 2009 was $1.2 million as compared to $1.7 million in the same period of fiscal 2008.  The decrease was primarily attributable to a decrease in investment service fees, a loan litigation settlement in fiscal 2008 (not repeated in fiscal 2009) and the VISA mandatory stock redemption in fiscal 2008 (not repeated in fiscal 2009).

Non-Interest Expense:

For the Quarters Ended March 31, 2009 and 2008.  Total non-interest expense in the quarter ended March 31, 2009 was $7.9 million, an increase of $649,000 or nine percent, as compared to $7.3 million in the same quarter of fiscal 2008.  The increase in non-interest expense was primarily the result of a significant increase in mortgage banking operating expenses and higher deposit insurance premiums and regulatory assessments.

Total compensation increased $209,000, or four percent, to $5.0 million in the third quarter of fiscal 2009 from $4.8 million in the same period of fiscal 2008.  The increase was primarily attributable to compensation incentives related to higher mortgage banking loan volume (refer to “Loan Volume” on page 38 for details), partly offset by lower deferred compensation costs.

Total deposit insurance premiums and regulatory assessments increased $292,000, or 263 percent, to $403,000 in the third quarter of fiscal 2009 from $111,000 in the same period of fiscal 2008.  The increase was primarily attributable to higher FDIC deposit insurance premiums.

For the Nine Months Ended March 31, 2009 and 2008.  Total non-interest expense was $22.6 million for the first nine months of fiscal 2009, an increase of $164,000 or one percent, as compared to $22.4 million in the same period of fiscal 2008.  The increase in non-interest expense was primarily the result of decreases in compensation and professional expenses, partly offset by higher deposit insurance premiums and regulatory assessments.

Total compensation expense in the first nine months of fiscal 2009 was $14.2 million, down $287,000 or two percent, from $14.5 million in the same period of fiscal 2008.  The decrease in compensation expense was primarily attributable to lower ESOP expenses, partly offset by higher compensation incentives related to higher mortgage banking loan volume.  Total ESOP expenses in the first nine months of fiscal 2009 decreased $1.0 million, or 86 percent, to $164,000 from $1.2 million in the same period of fiscal 2008.  This decrease was primarily due to fewer shares allocated and a lower average share price.

Total professional expenses decreased $130,000, or 12 percent, to $986,000 in the first nine months of fiscal 2009 from $1.1 million in the same period of fiscal 2008.  The decrease was primarily attributable to lower legal expenses related to delinquent loans.

Total deposit insurance premiums and regulatory assessments increased $671,000, or 196 percent, to $1.0 million in the first nine months of fiscal 2009 from $342,000 in the same period of fiscal 2008.  The increase was primarily attributable to higher FDIC deposit insurance premiums.

Provision (benefit) for income taxes:

For the Quarters Ended March 31, 2009 and 2008.  The income tax benefit was $1.9 million for the quarter ended March 31, 2009 as compared to an income tax provision of $917,000 during the same period of fiscal 2008.  The effective income tax rate for the quarter ended March 31, 2009 decreased to 42.0 percent as compared to 48.9 percent for the same quarter last year.  The decrease in the effective income tax rate was primarily the result of a lower percentage of permanent tax differences relative to income or loss before taxes.  The Corporation believes that the effective income tax rate applied in the third quarter of fiscal 2009 reflects its current income tax obligations.

For the Nine Months Ended March 31, 2009 and 2008.  The income tax benefit was $6.2 million for the first nine months of fiscal 2009 as compared to an income tax provision of $2.8 million during the same period of fiscal 2008.  The effective income tax rate for the nine months ended March 31, 2009 decreased to 41.5 percent as compared to 51.5 percent for the same period last year.  The decrease in the effective income tax rate was primarily the result of a lower percentage of permanent tax differences relative to income or loss before taxes.  The Corporation believes that the effective income tax rate applied in the first nine months of fiscal 2009 reflects its current income tax obligations.

Asset Quality

Non-performing loans, consisting solely of non-accrual loans with collateral primarily located in Southern California, increased to $67.1 million at March 31, 2009 from $23.2 million at June 30, 2008.  The non-accrual loans at March 31, 2009 were primarily comprised of 195 single-family loans ($56.4 million); six multi-family loans ($4.1 million); 10 construction loans ($2.3 million, nine of which, or $263,000, are associated with the Coachella, California construction loan fraud); three commercial real estate loans ($2.2 million); one lot loan ($1.0 million); four commercial business loans ($159,000); and nine single-family loans repurchased from, or unable to sell to investors ($1.0 million).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed impaired.  As of March 31, 2009, restructured loans, within the meaning of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, increased to $28.2 million from $10.5 million at June 30, 2008.  At March 31, 2009 and June 30, 2008, $20.9 million and $1.4 million, respectively, of these restructured loans were classified as non-accrual.

The non-accrual loans as a percentage of net loans held for investment increased to 5.53 percent at March 31, 2009 from 1.70 percent at June 30, 2008.  Real estate owned was $13.9 million (73 properties) at March 31, 2009, an increase of $4.5 million or 48 percent from $9.4 million (45 properties) at June 30, 2008.  Non-performing assets, which includes non-performing loans and real estate owned, as a percentage of total assets increased to 5.18 percent at March 31, 2009 from 1.99 percent at June 30, 2008.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.

The Bank remains entangled in litigation on the 23 individual construction loans in a single-family construction project located in Coachella, California.  The Bank believes that significant misrepresentations were made to secure the Bank’s involvement in the project and as a result the Bank is vigorously pursuing legal remedies to protect the Bank’s interests.  The Bank has delivered demands to the individual borrowers, mortgage loan broker and builder who knowingly misled the Bank on certain key aspects of the loans and the project, which were ignored by the respective parties.  Therefore, the Bank has filed lawsuits alleging loan fraud by the 23 individual borrowers, misrepresentation fraud by the mortgage loan broker and misuse of funds fraud by the contractor.  The establishment of the specific loan loss reserve is consistent with the improved land value based on an appraisal.  Given the number of parties involved or soon to be involved, the complexity of the transaction and probable fraud, this matter may take an extended period of time to resolve.  As of March 31, 2009, the Bank foreclosed on 14 of these loans which were converted to real estate owned with a total fair value of $409,000, while the remaining nine loans are classified as substandard non-accrual with a total fair value of $263,000.

During the third quarter of fiscal 2009, the Bank repurchased $1.3 million of loans from investors, fulfilling certain recourse/repurchase covenants in the respective loan sale agreements.  This compares to zero repurchased loans in the same period of fiscal 2008.  For the first nine months of fiscal 2009, the Bank repurchased $2.8 million of loans from investors and originated $96,000 of loans that could not be sold to investors.  This compares to $3.8 million of repurchased loans and $5.4 million of loans that could not be sold to investors in the same period of fiscal 2008.  As of March 31, 2009, the total recourse reserve for loans sold that are subject to repurchase was $3.1 million, compared to $2.1 million at June 30, 2008 and $660,000 at March 31, 2008.  Many of the repurchases and loans that could not be sold were the result of fraud.  The Bank has implemented tighter underwriting standards to reduce this problem.

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

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of March 31, 2009, which totaled $726.9 million at March 31, 2009 compared to $802.2 million at June 30, 2008:

		Weighted-	Weighted-	Weighted-
	Outstanding	Average	Average	Average
(Dollars in Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 522,259	734	74%	3.03 years
Stated income (5)	$ 379,139	732	73%	3.25 years
FICO less than or equal to 660	$ 20,229	641	71%	4.02 years
Over 30-year amortization	$ 23,023	738	68%	3.57 years

(1)
Of the outstanding balance, $65.1 million of “Interest Only,” $48.1 million of “Stated Income,” $4.0 million of “FICO Less Than or Equal to 660,” and $1.1 million of “Over 30-Year Amortization” balances were non-performing.  The outstanding balance presented on this table may overlap more than one category.

(2)
The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party.  A higher FICO score indicates a greater degree of creditworthiness.  Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower.

(3)	Loan to Value (“LTV”) is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral.
(4)	Seasoning describes the number of years since the funding date of the loan.
(5)	Stated income is defined as borrower provided income which is not subject to verification during the loan origination process.

The following table describes certain credit risk characteristics, geographic locations and the year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of March 31, 2009, which totaled $726.9 million at March 31, 2009 compared to $802.2 million at June 30, 2008:

	Year of Origination
	2001 & Prior	2002	2003	2004	2005	2006	2007	2008	YTD 2009	Total
Loan balance (in thousands)	$12,528	$3,524	$26,996	$96,570	$233,040	$186,463	$114,014	$52,961	$833	$726,929
Weighted-average LTV (1)	51%	66%	72%	76%	73%	70%	72%	75%	66%	72%
Weighted-average age (in years)	14.90	6.60	5.57	4.54	3.69	2.70	1.49	0.98	0.07	3.32
Weighted-average FICO	695	695	724	720	731	742	735	744	749	733
Number of loans	152	13	100	287	599	417	228	94	3	1,883

Geographic breakdown (%)
Inland Empire	36%	34%	38%	31%	32%	29%	29%	23%	97%	30%
Southern California (2)	53%	57%	59%	63%	60%	52%	42%	52%	1%	55%
Other California	7%	9%	3%	5%	7%	17%	28%	25%	2%	14%
Other States	4%	-	-	1%	1%	2%	1%	-	-	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Loan to Value (“LTV”) is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral.
(2)	Other than Inland Empire.

The following table describes certain credit risk characteristics, geographic locations and the year of loan origination of the Corporation’s commercial real estate loans held for investment as of March 31, 2009, which totaled $118.2 million at March 31, 2009 compared to $136.2 million at June 30, 2008:

	Year of Origination
	2001 & Prior	2002	2003	2004	2005	2006	2007	2008	YTD 2009	Total (4)
Loan balance (in thousands)	$3,807	$7,039	$14,143	$13,407	$21,854	$27,042	$22,851	$6,371	$1,650	$118,164
Weighted-average LTV (1)	37%	53%	48%	53%	50%	56%	56%	38%	51%	52%
Weighted-average DCR (2)	1.37x	1.45x	1.64x	2.22x	2.08x	2.49x	2.34x	1.67x	1.26x	2.09x
Weighted-average age (in years)	13.61	6.71	5.75	4.70	3.71	2.68	1.75	0.93	0.13	3.75
Weighted-average FICO	745	735	732	713	712	722	717	756	722	722
Number of loans	12	5	24	22	27	32	26	12	1	161

Geographic breakdown (%):
Inland Empire	80%	96%	52%	49%	71%	25%	45%	7%	-	48%
Southern California (3)	17%	4%	48%	51%	29%	74%	47%	93%	-	49%
Other California	3%	-	-	-	-	1%	8%	-	-	2%
Other States	-	-	-	-	-	-	-	-	100%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Loan to Value (“LTV”) is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral.
(2)	Debt Coverage Ratio (“DCR”) at time of origination.
(3)	Other than Inland Empire.
(4)
Comprised of the following:  $29.1 million in Office; $23.2 million in Retail; $15.2 million in Light Industrial/Manufacturing; $12.5 million in Mixed Use; $10.8 million in Medical/Dental Office; $6.9 million in Warehouse; $4.1 million in Restaurant/Fast Food; $3.8 million in Mini-Storage; $3.2 million in Research and Development; $2.7 million in Mobile Home Park; $2.0 million in Hotel and Motel; $1.8 million in Automotive – Non Gasoline; $1.3 million in School; and $1.6 million in Other.

The following table describes certain credit risk characteristics, geographic locations and the year of loan origination of the Corporation’s multi-family loans held for investment as of March 31, 2009, which totaled $378.4 million at March 31, 2009 compared to $399.7 million at June 30, 2008:

	Year of Origination
	2001 & Prior	2002	2003	2004	2005	2006	2007	2008	YTD 2009	Total
Loan balance (in thousands)	$2,037	$4,295	$21,150	$43,491	$67,476	$113,885	$104,119	$20,222	$1,750	$378,425
Weighted-average LTV (1)	29%	46%	59%	53%	56%	57%	58%	56%	53%	56%
Weighted-average DCR (2)	2.57x	1.56x	1.41x	1.45x	1.28x	1.27x	1.25x	1.28x	1.21x	1.30x
Weighted-average age (in years)	14.19	6.45	5.59	4.75	3.72	2.77	1.73	0.82	0.12	3.03
Weighted-average FICO	720	744	737	709	706	714	701	763	735	718
Number of loans	7	8	34	58	100	125	123	23	1	479

Geographic breakdown (%)
Inland Empire	78%	16%	4%	21%	7%	11%	3%	8%	-	9%
Southern California (3)	22%	84%	84%	75%	60%	59%	83%	91%	100%	71%
Other California	-	-	12%	3%	32%	28%	14%	1%	-	19%
Other States	-	-	-	1%	1%	2%	-	-	-	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Loan to Value (“LTV”) is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral.
(2)	Debt Coverage Ratio (“DCR”) at time of origination.
(3)	Other than Inland Empire.

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of specific loan loss reserves, within the meaning of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” at the dates indicated:

	At March 31,	At June 30,
(Dollars In Thousands)	2009	2008
Loans accounted for on a non-accrual basis:
Mortgage loans:
Single-family	$ 57,434	$ 17,330
Multi-family	4,076	-
Commercial real estate	2,168	572
Construction	2,300	4,716
Commercial business loans	159	-
Other loans	1,000	575

Total	67,137	23,193

Accruing loans which are contractually past due 90 days or more	-	-

Total of non-performing loans (1)	67,137	23,193

Real estate owned, net	13,861	9,355

Total non-performing assets (1)	$ 80,998	$ 32,548

Restructured loans	$ 28,233	$ 10,484

Non-performing loans as a percentage of loans held for investment, net	5.53%	1.70%

Non-performing loans as a percentage of total assets	4.30%	1.42%

Non-performing assets as a percentage of total assets	5.18%	1.99%

  (1)  Includes $20.9 million of restructured loans at March 31, 2009 and $1.4 million of restructured loans at June 30, 2008.

All of the loans set forth in the table above have been classified in accordance with OTS regulations.  Total classified loans (including loans designated as special mention) were $87.5 million at March 31, 2009, an increase of $28.3 million or 48 percent, from $59.2 million at June 30, 2008.  The classified loans at March 31, 2009 consist of 38 loans in the special mention category (28 single-family loans of $11.1 million, five multi-family loans of $5.8 million, three commercial business loans of $496,000, one construction loan of $400,000 and one commercial real estate loan of $265,000) and 235 loans in the substandard category (209 single-family loans of $59.0 million, six multi-family loans of $4.1 million, four commercial real estate loans of $2.6 million, 10 construction loans of $2.3 million, two land loans of $1.2 million and four commercial business loans of $259,000).

The classified loans at June 30, 2008 consisted of 46 loans in the special mention category (33 single-family loans of $11.8 million, two construction loans of $8.1 million, six multi-family loans of $8.0 million, two commercial real estate loans of $1.4 million, one commercial business loan of $100,000, one land loan of $28,000 and one consumer loan of $20,000) and 97 loans in the substandard category (79 single-family loans of $23.6 million, 12 construction loans of $4.7 million, two land loans of $575,000, one commercial real estate loan of $572,000, one multi-family loan of $367,000 and two fully reserved commercial business loans).

As of March 31, 2009, real estate owned was comprised of 73 properties (seven from loan repurchases and loans which could not be sold and 66 from loans held for investment), primarily located in Southern California, with a net fair value of $13.9 million.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of appraised value or the listing price of the property, net of disposition costs.  Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation reflects costs to carry real estate owned as real estate operating expenses as incurred.  As of June 30, 2008, real estate owned was comprised of 45 properties (nine from loan repurchases and 36 from loans held for investment), primarily located in Southern California, with a net fair value of $9.4 million.  For the quarter ended March 31, 2009, forty real estate owned properties were acquired in the settlement of loans, while 28 real estate owned properties were sold for a $606,000 net loss.  For the nine months ended March 31, 2009, one hundred and three real estate owned properties were acquired in the settlement of loans, while 75 real estate owned properties were sold for a net loss of $109,000 (inclusive of subsequent recoveries of $57,000).

For the quarter ended March 31, 2009, thirty-one loans for $13.1 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans.  For the nine months ended March 31, 2009, sixty-one loans for $27.3 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans.  As of March 31, 2009, the outstanding balance of restructured loans was $28.2 million:  20 are classified as pass and remain on accrual status ($7.1 million); one is classified as substandard and remains on accrual status ($240,000); 58 are classified as substandard on non-accrual status ($20.9 million); and two are classified as loss and fully reserved on non-accrual status.  To qualify for restructuring, a borrower must provide evidence of their creditworthiness such as, current financial statements, their most recent income tax returns, current paystubs, current W-2s, and most recent bank statements, among other documents, which are then verified by the Bank.  The Bank re-underwrites the loan with the borrower’s updated financial information, new credit report, current loan balance, new interest rate, remaining loan term, updated property value and modified payment schedule, among other considerations, to determine if the borrower qualifies.

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold (in thousands):

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Loans originated for sale:
Retail originations	$ 66,965	$ 30,691	$ 166,792	$ 95,325
Wholesale originations	299,419	56,169	534,252	189,447
Total loans originated for sale (1)	366,384	86,860	701,044	284,772

Loans sold:
Servicing released	(300,398)	(67,986)	(616,560)	(264,634)
Servicing retained	-	(2,000)	(193)	(4,534)
Total loans sold (2)	(300,398)	(69,986)	(616,753)	(269,168)

Loans originated for investment:
Mortgage loans:
Single-family	802	30,810	8,278	93,843
Multi-family	1,750	2,969	6,250	29,397
Commercial real estate	-	3,955	2,073	14,713
Construction	-	1,230	265	12,892
Commercial business loans	358	266	938	627
Consumer loans	-	24	531	236
Other loans	-	-	1,740	1,680
Total loans originated for investment (3)	2,910	39,254	20,075	153,388

Loans purchased for investment:
Mortgage loans:
Multi-family	595	28,272	595	96,402
Commercial real estate	-	-	-	1,996
Construction	-	-	-	400
Other loans	-	-	-	1,000
Total loans purchased for investment	595	28,272	595	99,798

Mortgage loan principal payments	(36,246)	(51,936)	(125,977)	(186,618)
Real estate acquired in settlement of loans	(15,485)	(9,369)	(41,636)	(17,762)
(Decrease) increase in other items, net (4)	(145)	7,127	(4,480)	9,183
Net increase (decrease) in loans held for
investment and loans held for sale	$ 17,615	$ 30,222	$ (67,132)	$ 73,593

(1)
Primarily comprised of PBM loans originated for sale, totaling $366.3 million, $86.4 million, $701.0 million and $281.9 million for the quarters and nine months ended March 31, 2009 and 2008, respectively.

(2)	Primarily comprised of PBM loans sold, totaling $296.6 million, $68.0 million, $613.0 million and $264.7 million for the quarters and nine months ended March 31, 2009 and 2008, respectively.
(3)	Primarily comprised of PBM loans originated for investment, totaling $802, $31.6 million, $8.8 million and $98.0 million for the quarters and nine months ended March 31, 2009 and 2008, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, escrow accounts and allowance for loan losses.

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

The primary investing activity of the Bank is the origination and purchase of loans held for investment.  During the first nine months of fiscal 2009 and 2008, the Bank originated loans in the amounts of $721.1 million and $438.2 million, respectively.  In addition, the Bank purchased $595,000 from other financial institution in the first nine months of fiscal 2009 compared to purchases of $99.8 million in the first nine months of fiscal 2008.  The total loans sold in the first nine months of fiscal 2009 and 2008 were $616.8 million and $269.2 million, respectively.  At March 31, 2009, the Bank had loan origination commitments totaling $207.8 million and undisbursed loans in process and lines of credit totaling $10.9 million.  The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

The Bank’s primary financing activity is gathering deposits.  During the first nine months of fiscal 2009, the net decrease in deposits was $64.5 million in comparison to a net increase in deposits of $30.8 million during the same period in fiscal 2008.  The decrease in deposits was consistent with the Corporation’s short-term strategy (refer to “Executive Summary and Operating Strategy” on page 19).  On March 31, 2009, time deposits that are scheduled to mature in one year or less were $528.3 million.  Historically, the Bank has been able to retain a significant amount of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At March 31, 2009, total cash and cash equivalents were $12.3 million, or 0.78 percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may continue to rely on FHLB – San Francisco advances for part of its liquidity needs.  As of March 31, 2009, the financing availability at FHLB – San Francisco is limited to 45 percent of total assets and the remaining borrowing capacity was $213.5 million.

On December 3, 2008, the Bank elected to participate in the FDIC Temporary Liquidity Guarantee Program (“TLGP”), which consists of the Transaction Account Guarantee Program (“TAGP”) and Debt Guarantee Program (“DGP”).  Through the TAGP, the FDIC will provide unlimited deposit insurance coverage for all non interest-bearing transaction accounts through December 31, 2009.  This includes traditional non interest-bearing checking accounts, certain types of attorney trust accounts and NOW accounts as long as the interest rate does not exceed 0.50 percent.  The program is designed to enhance depositor confidence in the safety of the United States banking system.  Through the DGP, the Bank has an option to issue senior unsecured debt (fully guaranteed by the FDIC) on or before June 30, 2009 with a maturity of June 30, 2012 or sooner.  If the Bank chooses to issue debt under the DGP program it will be limited to two percent of its liabilities as of September 30, 2008, or approximately $29.4 million.  As of March 31, 2009, the Corporation has not issued any debt under the DGP.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2002, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended March 31, 2009 increased to 11.2 percent from 4.6 percent during the quarter ended June 30, 2008.  During the first nine months of fiscal 2009, the United States (“the U.S.”) and international banking systems were under a considerable strain as a result of large financial losses experienced by many financial institutions worldwide.  As a result, the U.S. government has taken many actions designed to alleviate liquidity concerns in the U.S. banking system.  Those well publicized actions seem to have stabilized the U.S. banking system.  The Bank did not experience any specific liquidity problems during the course of the third quarter of fiscal 2009 although it is probable that interest rates paid for deposits and borrowings were elevated as a result of the market turmoil.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements.  Under the OTS prompt corrective action provisions, a minimum ratio of 1.5 percent for Tangible Capital is required to be deemed other than “critically undercapitalized,” while a minimum of 5.0 percent for Core Capital, 10.0 percent for Total Risk-Based

Capital and 6.0 percent for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of March 31, 2009, the Bank exceeded all regulatory capital requirements.  The Bank’s actual and required capital amounts and ratios as of March 31, 2009 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 110,220	7.06%
Requirement	31,215	2.00

Excess over requirement	$ 79,005	5.06%

Core capital	$ 110,220	7.06%
Requirement to be “Well Capitalized”	78,039	5.00

Excess over requirement	$ 32,181	2.06%

Total risk-based capital	$ 119,040	12.68%
Requirement to be “Well Capitalized”	93,877	10.00

Excess over requirement	$ 25,163	2.68%

Tier 1 risk-based capital	$ 107,226	11.42%
Requirement to be “Well Capitalized”	56,326	6.00

Excess over requirement	$ 50,900	5.42%

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and mandatory loan sale agreements to third parties.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying condensed consolidated statements of financial condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  For a discussion on commitments and derivative financial instruments, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on page 12.

Stockholders’ Equity

The ability of the Corporation to pay dividends to stockholders depends > primarily on the >ability of the Bank to pay dividends to the Corporation.  The >Bank may not declare or pay a cash dividend if the effect thereof >would cause its net worth to be reduced below the regulatory capital requirements imposed >by federal and state regulation.  The Corporation paid $807,000 of cash dividends to its shareholders in the first nine months of fiscal 2009.

In June 2008, the Corporation’s Board of Directors authorized a stock repurchase program; however, in order to preserve capital during this difficult banking environment, the Corporation has not repurchased any of its stock under this program during the nine months ended March 31, 2009.  As of March 31, 2009, all of the 310,385 authorized shares from the June 2008 stock repurchase program are available for future repurchase.

During the first nine months of fiscal 2009, the Corporation repurchased 65 shares of restricted stock from employees in lieu of distribution (to satisfy the minimum income tax required to be withheld from employees) at an average price of $4.11 per share.  During the first nine months of fiscal 2009, there were no stock options exercised.

Incentive Plans

As of March 31, 2009, the Corporation had three share-based compensation plans, which are described below.  These plans include the 2006 Equity Incentive Plan, 2003 Stock Option Plan and 1996 Stock Option Plan.  The compensation cost that has been charged against income for these plans was $297,000 and $374,000 for the quarters ended March 31, 2009 and 2008, respectively, and there was no tax benefit from these plans during either quarter.  For the nine months ended March 31, 2009 and 2008, the compensation cost for these plans was $855,000 and $758,000, respectively, and the tax benefit from these plans was $0 and $6,000, respectively.

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

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Expected volatility	-	-	35%	-
Weighted-average volatility	-	-	35%	-
Expected dividend yield	-	-	2.8%	-
Expected term (in years)	-	-	7.0	-
Risk-free interest rate	-	-	3.5%	-

In the third quarter of fiscal 2009, a total of 2,200 stock options were forfeited, while no stock options were granted or exercised.  This compares to no stock option activity in the third quarter of fiscal 2008.  For the first nine months of fiscal 2009, a total of 182,000 stock options were granted, while 2,200 stock options were forfeited and no stock options were exercised.  This compares to a total of 12,000 stock options forfeited, while no stock options were granted or exercised during the first nine months of fiscal 2008.  As of March 31, 2009 and 2008, there were 9,900 stock options and 189,700 stock options available for future grants under the 2006 Plan, respectively.

The following table summarizes the stock option activity in the 2006 Plan for the quarter and nine months ended March 31, 2009.
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	357,300	$ 17.47
Granted	-	-
Exercised	-	-
Forfeited	(2,200)	$ 18.64
Outstanding at March 31, 2009	355,100	$ 17.46	8.62	$ -
Vested and expected to vest at March 31, 2009	298,044	$ 17.97	8.59	$ -
Exercisable at March 31, 2009	69,820	$ 28.31	7.86	$ -

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	175,300	$ 28.31
Granted	182,000	$ 7.03
Exercised	-	-
Forfeited	(2,200)	$ 18.64
Outstanding at March 31, 2009	355,100	$ 17.46	8.62	$ -
Vested and expected to vest at March 31, 2009	298,044	$ 17.97	8.59	$ -
Exercisable at March 31, 2009	69,820	$ 28.31	7.86	$ -

As of March 31, 2009 and 2008, there was $799,000 and $749,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the stock options in the 2006 Plan.  The expense is expected to be recognized over a weighted-average period of 2.7 years and 3.9 years, respectively.  The forfeiture rate during the first nine months of fiscal 2009 was 20 percent and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

In the third quarter of fiscal 2009, a total of 11,200 shares of restricted stock were vested and distributed, while 1,400 shares were forfeited and no shares were awarded.  This compares to a total of 11,350 shares of restricted stock vested and distributed, and no restricted stock awarded or forfeited in the third quarter of 2008.  For the first nine months of fiscal 2009, a total of 100,300 shares of restricted stock were awarded, while 12,000 shares were vested and distributed, and 1,400 shares were forfeited.  This compares to a total of 4,000 shares of restricted stock awarded, 11,350 shares vested and distributed, and 6,000 shares forfeited during the first nine months of fiscal 2008.  As of March 31, 2009 and 2008, there were 25,350 shares and 124,250 shares of restricted stock available for future awards, respectively.

The following table summarizes the unvested restricted stock activity in the quarter and nine months ended March 31, 2009.

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at January 1, 2009	148,900	$ 14.84
Granted	-	-
Vested	(11,200)	$ 26.49
Forfeited	(1,400)	$ 15.04
Unvested at March 31, 2009	136,300	$ 13.85
Expected to vest at March 31, 2009	109,040	$ 13.85

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2008	49,400	$ 25.81
Granted	100,300	$ 6.46
Vested	(12,000)	$ 25.93
Forfeited	(1,400)	$ 15.04
Unvested at March 31, 2009	136,300	$ 13.85
Expected to vest at March 31, 2009	109,040	$ 13.85

As of March 31, 2009 and 2008, there was $1.7 million and $1.4 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements awarded under the restricted stock in the 2006 Plan, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 2.7 years and 3.9 years, respectively.  Similar to stock options, a forfeiture rate of 20 percent is used for the restricted stock compensation expense calculations.

Stock Option Plans.  The Corporation established the 1996 Stock Option Plan and the 2003 Stock Option Plan (collectively, the “Stock Option Plans”) for key employees and eligible directors under which options to acquire up to 1.15 million shares and 352,500 shares of common stock, respectively, may be granted.  Under the Stock Option Plans, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the assumptions noted in the following table.  The expected volatility is based on implied volatility from historical common stock closing prices for the last 84 months.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis.  The expected term is based on the historical experience of all fully vested stock option grants and is reviewed annually.  The risk-free interest rate is based on the U.S. Treasury note rate with a term similar to the underlying stock option on the particular grant date.

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Expected volatility	-	-	-	22%
Weighted-average volatility	-	-	-	22%
Expected dividend yield	-	-	-	3.6%
Expected term (in years)	-	-	-	6.9
Risk-free interest rate	-	-	-	4.8%

There was no activity in the third quarter of fiscal 2009, as compared to 7,000 stock options that were forfeited in the third quarter of fiscal 2008.  For the first nine months of fiscal 2009, there was no stock option activity.  This compares to a total of 50,000 stock options that were granted, 7,500 stock options that were exercised, and 55,700 stock options forfeited in the first nine months of fiscal 2008.  As of March 31, 2009 and 2008, the number of stock options available for future grants under the Stock Option Plans were 14,900 and 14,900 stock options, respectively.

The following is a summary of the activity in the Stock Option Plans for the quarter and nine months ended March 31, 2009.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	550,400	$ 20.52
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2009	550,400	$ 20.52	4.86	$ -
Vested and expected to vest at March 31, 2009	525,160	$ 20.30	4.76	$ -
Exercisable at March 31, 2009	424,200	$ 19.19	4.26	$ -

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	550,400	$ 20.52
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2009	550,400	$ 20.52	4.86	$ -
Vested and expected to vest at March 31, 2009	525,160	$ 20.30	4.76	$ -
Exercisable at March 31, 2009	424,200	$ 19.19	4.26	$ -

The weighted-average grant-date fair value of stock options granted during the nine months ended March 31, 2009 and 2008 was $0 and $3.94 per share, respectively.  The total intrinsic value of stock options exercised during the nine months ended March 31, 2009 and 2008 was $0 and $104,000, respectively.

As of March 31, 2009 and 2008, there was $1.1 million and $1.5 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the Stock Option Plans.  The expense is expected to be recognized over a weighted-average period of 1.7 years and 2.6 years, respectively.  The forfeiture rate during the first nine months of fiscal 2009 was 20% and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Supplemental Information

	At	At	At
	March 31,	June 30,	March 31,
	2009	2008	2008

Loans serviced for others (in thousands)	$ 166,939	$ 181,032	$ 187,533

Book value per share	$ 18.68	$ 19.97	$ 20.49

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

The following table is derived from the OTS interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2009 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 122,859	$ (3,765)	$ 1,537,501	7.99%	+15 bp
+200 bp	$ 125,979	$ (645)	$ 1,567,756	8.04%	+19 bp
+100 bp	$ 124,459	$ (2,165)	$ 1,591,757	7.82%	-2 bp
0 bp	$ 126,624	$ -	$ 1,614,411	7.84%	-
-100 bp	$ 129,431	$ 2,807	$ 1,634,625	7.92%	+7 bp

(1)	Represents the increase (decrease) of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2009 (“base case”).
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the OTS interest rate risk model, the OTS interest rate risk regulatory guidelines, and represents the change in the NPV at a 0 basis point rate shock at March 31, 2009 and a +200 basis point rate shock at June 30, 2008.

	At March 31, 2009		At June 30, 2008
	(0 bp rate shock)		(+200 bp rate shock)
Pre-Shock NPV ratio: NPV as a % of PV Assets	7.84%		9.01%
Post-Shock NPV ratio: NPV as a % of PV Assets	7.84%		8.07%
Sensitivity Measure: Change in NPV Ratio	0	bp	95	bp
TB 13a Level of Risk	Minimal		Minimal

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Additionally, certain assets, such as adjustable rate mortgage (“ARM”) loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from time deposits could likely deviate significantly from those assumed when calculating the tables above.  It is also possible that, as a result of an interest rate increase, the higher mortgage payments required from ARM borrowers could result in an increase in delinquencies and defaults.  Changes in market interest rates may also affect the volume and profitability of the Corporation’s mortgage banking operations.  Accordingly, the data presented in the tables in this section should not be relied upon as indicative of actual results in the event of changes in interest rates.  Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Bank, nor does it represent amounts that would be available for distribution to shareholders in the event of the liquidation of the Corporation.

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 100, plus 200, minus 100 and minus 200 basis points.  The following table describes the results of the analysis at March 31, 2009 and June 30, 2008.

At March 31, 2009		At June 30, 2008
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	+4.27%	+200 bp	-9.78%
+100 bp	+5.60%	+100 bp	-5.29%
-100 bp	-14.70%	-100 bp	+3.62%
-200 bp	-13.92%	-200 bp	+8.58%

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2009 are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies may not be successful in stabilizing the U.S. financial system or improving the housing market.
Emergency Economic Stabilization Act of 2008.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”).  EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.”  EESA includes additional provisions directed at bolstering the economy, including:

•	Authority for the Federal Reserve to pay interest on depository institution balances;
•	Mortgage loss mitigation and homeowner protection;
•	Temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2009; and
•	Authority to the Securities and Exchange Commission (the “SEC”) to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Under the TARP, the Treasury has created a capital purchase program (“CPP”), pursuant to which it is providing access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital.

EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the CPP restrictions on executive compensation.

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

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt  issued by financial institutions (such as the Bank), bank holding companies and savings and loan holding companies (such as the Corporation).  Financial institutions are automatically covered by this program for the 30-day period commencing October 14, 2008 and will continue to be covered as long as they do not affirmatively opt out of the program.  Under the program, newly issued senior unsecured debt issued on or before June 30, 2009 will be insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy.  The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on December 31, 2009 that was scheduled to mature before June 30, 2009.  The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.

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

American Recovery and Reinvestment Act of 2009.  On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009, or ARRA, into law. The ARRA is intended to revive the US economy by creating millions of new jobs and stemming home foreclosures. In addition, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA, which pertains to financial institutions that have received or will receive financial assistance under TARP or related programs. The specific impact that these measures may have on us is unknown.

Continued capital and credit market volatility may adversely affect our ability to access capital and may have a material adverse effect on our business, financial condition and results of operations.
The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to access capital may be adversely affected which may, in turn, adversely affect our business, financial condition and results of operations.

Our deposit insurance assessments will increase substantially, which will adversely affect our profits.
Our FDIC deposit insurance expense for the first nine months of fiscal 2009 was $760,000.  Deposit insurance assessments will increase in 2009 due to recent strains on the FDIC deposit insurance fund (“DFI”) resulting from the cost of recent bank failures and an increase in the number of institutions likely to fail over the next few years.  The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF.  Assessment rates ranged from 12 to 50 basis points for the first quarter of 2009, depending on the applicable Risk Category.  Effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 45 basis points depending on the applicable Risk Category.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  The FDIC also has authority to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC has adopted a rule, effective April 1, 2009, imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009, to be collected on September 30, 2009.  There are proposals under discussion under which the FDIC would reduce the special assessment to 10 basis points.  There can be no assurance whether any such proposal will become effective. The special assessment rule also authorizes the FDIC to impose additional special assessments if the reserve ratio of the DIF is estimated to fall to a level that the FDIC’s board believes would adversely affect public confidence or that is close to zero or negative.  Any additional special assessment would be an amount up to 10 basis points on the assessment base for the quarter in which it is imposed and would be collected at the end of the following quarter.

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

Provident Bank can borrow up to 45% of its assets from the Federal Home Loan Bank of San Francisco, subject to the amount of qualifying collateral it holds.  At March 31, 2009, we held $703.4 million in qualifying collateral with the Federal Home Loan Bank of San Francisco and had utilized $484.5 million (including letters of credit of $3.5 million and credit enhancement of $3.1 million), compared to $504.9 million (including letters of credit of $2.0 million and credit enhancement of $3.1 million) at March 31, 2008.  The unused borrowing capacity available from the Federal Home Loan Bank of San Francisco at March 31, 2009 was $213.5 million.  If our funding needs were greater than the remaining $213.5 million available from the Federal Home Loan Bank of San Francisco, we would have to raise deposits or sell assets to provide additional funding.  If the Bank had to quickly raise deposits or sell assets, we may have to pay above market rates to raise those deposits or sell assets at a loss, both of which would adversely affect our financial condition and results of operations, perhaps materially.  At March 31, 2009 and 2008, we have no brokered deposits.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.  Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock, which could dilute your ownership interest in the Corporation.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance.  If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below represents the Corporation’s purchases of equity securities for the third quarter of fiscal 2009.

Period	(a)Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 – 31, 2009	-	$ -	-	310,385
February 1 – 28, 2009 (2)	65	4.11	-	310,385
March 1 – 31, 2009	-	-	-	310,385
Total	65	$ 4.11	-	310,385

(1)	On June 26, 2008, the Corporation announced a new repurchase plan of 310,385 shares, which expires on June 26, 2009.
(2)
Purchases of the Corporation’s common stock (65 shares) to satisfy the minimum income tax required to be withheld from employees, as part of their participation in a share-based compensation plan, not deducted from column (d).

During the quarter ended March 31, 2009, the Corporation did not sell any securities that were not registered under the Securities Act of 1933.

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

Provident Financial Holdings, Inc.

May 8, 2009	/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2009	/s/ Donavon P. Ternes
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