Form 10-K
period 2009-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2009-09-14
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009                                                                                     OR

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
YES X      NO         .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES              NO         .

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

Large accelerated filer ______	Accelerated filer ______
Non-accelerated filer	Smaller Reporting Company X .

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES             NO   X  .

As of September 5, 2009, there were 6,220,454 shares of the Registrant’s common stock issued and outstanding.  The Registrant’s common stock is listed on the NASDAQ Global Select Market under the symbol “PROV.”  The aggregate market value of the common stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2008, was $28.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

2.  Portions of the definitive Proxy Statement for the fiscal 2009 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

PROVIDENT FINANCIAL HOLDINGS, INC.
Table of Contents

Page
PART I
Item 1. Business:
General	1
Subsequent Events	1
Market Area	2
Competition	2
Personnel	2
Segment Reporting	3
Internet Website	3
Lending Activities	3
Mortgage Banking Activities	15
Loan Servicing	19
Delinquencies and Classified Assets	19
Investment Securities Activities	29
Deposit Activities and Other Sources of Funds	32
Subsidiary Activities	35
Regulation	36
Taxation	43
Executive Officers	44
General	57
Critical Accounting Policies	58
Executive Summary and Operating Strategy	58
Commitments and Derivative Financial Instruments	60
Off-Balance Sheet Financing Arrangements and Contractual Obligations	60
Comparison of Financial Condition at June 30, 2009 and June 30, 2008	60
Comparison of Operating Results for the Years Ended June 30, 2009 and 2008	62
Comparison of Operating Results for the Years Ended June 30, 2008 and 2007	65
Average Balances, Interest and Average Yields/Costs	69
Rate/Volume Analysis	71
Liquidity and Capital Resources	71
Impact of Inflation and Changing Prices	72
Impact of New Accounting Pronouncements	72

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	79
Item 13. Certain Relationships and Related Transactions, and Director Independence	79
Item 14. Principal Accountant Fees and Services	79

PART IV
Item 15. Exhibits and Financial Statement Schedules	79

Signatures	82

PART I

Item 1.  Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At June 30, 2009, the Corporation had total assets of $1.6 billion, total deposits of $989.2 million and stockholders’ equity of $114.9 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank’s community banking operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans.  Mortgage banking activities primarily consist of the origination and sale of single-family mortgage loans (including second mortgages and equity lines of credit).  Through its subsidiary, Provident Financial Corp, the Bank conducts trustee services for the Bank’s real estate transactions and in the past has held real estate for investment.  The Bank now offers investment and insurance services directly, rather than through its subsidiary.  See “Subsidiary Activities” on page 35 of this Form 10-K.  The Bank’s revenues are derived principally from interest earned on its loan and investment portfolios, and fees generated through its community banking and mortgage banking activities.

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community.  The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino Counties.   The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006.  The Bank has contributed $40,000 annually to the Foundation in fiscal 2009 and 2008, but did not contribute any funds to the Foundation in fiscal 2007.

Subsequent Events:

Cash dividend

On July 23, 2009, the Corporation announced a cash dividend of $0.01 per share on the Corporation’s outstanding shares of common stock for shareholders of record at the close of business on August 17, 2009, which was paid on September 11, 2009.

Market Area

The Bank is headquartered in Riverside, California and operates 13 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County.  Management considers Riverside and Western San Bernardino Counties to be the Bank’s primary market for deposits.  Through the operations of PBM, the Bank has expanded its mortgage lending market to include a large portion of Southern California and a small portion of Northern California.  As of June 30, 2009, there were three PBM loan production offices located in southern California (in Los Angeles, Riverside and San Bernardino counties) and one PBM loan production office in northern California (in Alameda county).  PBM’s loan production offices include two wholesale loan offices through which the Bank maintains a network of loan correspondents.  Most of the Bank’s business is conducted in the communities surrounding its full-service branches and loan production offices.

The large geographic area encompassing Riverside and San Bernardino Counties is referred to as the “Inland Empire.”  According to 2000 Census Bureau population statistics, Riverside and San Bernardino Counties have the sixth and fifth largest county populations in California, respectively.  The Bank’s market area consists primarily of suburban and urban communities.  Western Riverside and San Bernardino Counties are relatively densely populated and are within the greater Los Angeles metropolitan area.  The Inland Empire has enjoyed economic strength prior to the recent economic slowdown.  Many corporations moved their offices and warehouses to the Inland Empire, which offers more affordable sites and more affordable housing for their employees.  The recent economic slowdown, particularly in the real estate market, has affected property values nationwide, including the Inland Empire.  The unemployment rate in the Inland Empire in June 2009 was 13.9%, compared to 11.6% in California and 9.5% nationwide, according to U.S. Department of Labor, Bureau of Labor Statistics.  This unemployment data confirms substantial economic deterioration as compared to the unemployment data reported in June 2008 of 8.0% in the Inland Empire, 6.9% in California and 5.5% nationwide.

However, Southern California home sales in July 2009 increased at the fastest pace in three years or for any month since December 2006.  The sales volume in July 2009 for Southern California was 24,104 units, up 19% from the same month last year.  The median home sales price in July 2009 rose slightly from June 2009, marking the third consecutive month-to-month gain but was down 23% from July 2008 (Source:  DataQuick Information Systems – August 18, 2009 News Release).  The number of foreclosure proceedings started against California homeowners fell slightly in the April 2009 through June 2009 period compared to the prior three month period but remained higher than the same period last year.  Total default notices issued by lenders to California homeowners in the quarter ended June 30, 2009 was down 8% from the quarter ended March 31, 2009 but was up 2.4% from the quarter ended June 30, 2008 (Source:  DataQuick Information Systems – July 22, 2009 News Release).

Competition

The Bank faces significant competition in its market area in originating real estate loans and attracting deposits.  The rapid population growth in the Inland Empire has attracted numerous financial institutions to the Bank’s market area.  The Bank’s primary competitors are large regional and super-regional commercial banks as well as other community-oriented banks and savings institutions.  The Bank also faces competition from credit unions and a large number of mortgage companies that operate within its market area.  Many of these institutions are significantly larger than the Bank and therefore have greater financial and marketing resources than the Bank.  The Bank’s mortgage banking operations also face competition from mortgage bankers, brokers and other financial institutions.  This competition may limit the Bank’s growth and profitability in the future.  On the other hand, the recent economic slowdown and weakness in the real estate market has forced many financial institutions and mortgage banking companies out of business, which in turn suggests less competition and more opportunity for growth.

Personnel

As of June 30, 2009, the Bank had 328 full-time equivalent employees, which consisted of 266 full-time, 42 prime-time, 14 part-time and six temporary employees.  The employees are not represented by a collective bargaining unit and the Bank believes that its relationship with employees is good.

Segment Reporting

Financial information regarding the Corporation’s operating segments is contained in Note 17 to the audited consolidated financial statements included in Item 8 of this report.

Internet Website

The Corporation maintains a website at www.myprovident.com. The information contained on that website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, the Corporation makes available free of charge through that website the Corporation’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after these materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.  In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Commission.  This information is available at www.sec.gov.

Lending Activities

General.  The lending activity of the Bank is predominately comprised of the origination of first mortgage loans secured by single-family residential properties to be held for sale and, to a lesser extent, to be held for investment.  The Bank also originates multi-family and commercial real estate loans and, to a lesser extent, construction, commercial business, consumer and other loans to be held for investment.  Due to the decline in real estate values and deterioration of credit quality, particularly for single-family loans, and the Bank’s short-term strategy to improve liquidity and preserve capital, the Bank has reduced its goal for new loans held for investment, particularly single-family loans.  The Bank’s net loans held for investment were $1.17 billion at June 30, 2009, representing approximately 73.8% of consolidated total assets.  This compares to $1.37 billion, or 83.8% of consolidated total assets, at June 30, 2008.

At June 30, 2009, the maximum amount that the Bank could have loaned to any one borrower and the borrower's related entities under applicable regulations was $19.3 million, or 15% of the Bank’s unimpaired capital and surplus. At June 30, 2009, the Bank had no loans or group of loans to related borrowers with outstanding balances in excess of this amount.  The Corporation’s five largest lending relationships at June 30, 2009 consists of seven multi-family loans totaling $5.1 million and two commercial real estate loans totaling $2.2 million to one group of borrowers; one commercial real estate loan totaling $6.4 million to one borrower, two commercial real estate loans totaling $6.0 million to one borrower; two commercial real estate loans totaling $5.9 million to one borrower; and three multi-family loans totaling $5.5 million to one borrower.  The collateral properties of these loans are located in Southern California.  At June 30, 2009, all of these loans were performing in accordance with their repayment terms.

At June 30, 2009, the Bank had 10 other loans in excess of $4.0 million to a single borrower or group of related borrowers with collateral located primarily in Southern California, all of which were performing in accordance with their repayment terms.

Loans Held For Investment Analysis.  The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Mortgage loans:
Single-family	$ 694,354	57.52%	$ 808,836	58.16%	$ 827,656	59.72%	$ 830,073	61.22%	$ 811,300	65.63%
Multi-family	372,623	30.87	399,733	28.75	330,231	23.83	219,072	16.16	119,715	9.68
Commercial real estate	122,697	10.17	136,176	9.79	147,545	10.65	127,342	9.39	122,354	9.90
Construction	4,513	0.37	32,907	2.37	60,571	4.36	149,517	11.03	155,975	12.62
Other	2,513	0.21	3,728	0.27	9,307	0.67	16,244	1.20	10,767	0.87
Total mortgage loans	1,196,700	99.14	1,381,380	99.34	1,375,310	99.23	1,342,248	99.00	1,220,111	98.70

Commercial business loans	9,183	0.76	8,633	0.62	10,054	0.73	12,911	0.95	15,268	1.24
Consumer loans	1,151	0.10	625	0.04	509	0.04	734	0.05	778	0.06

Total loans held for investment	1,207,034	100.00%	1,390,638	100.00%	1,385,873	100.00%	1,355,893	100.00%	1,236,157	100.00%
Undisbursed loan funds	(305)		(7,864)		(25,484)		(84,024)		(95,162)
Deferred loan costs, net	4,245		5,261		5,152		3,417		2,693
Allowance for loan losses	(45,445)		(19,898)		(14,845)		(10,307)		(9,215)
Total loans held for investment, net	$ 1,165,529		$ 1,368,137		$ 1,350,696		$ 1,264,979		$ 1,134,473

Maturity of Loans Held for Investment.  The following table sets forth information at June 30, 2009 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment.  Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year.  The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below.

		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
(In Thousands)

Mortgage loans:
Single-family	$ 169	$ 1,692	$ 832	$ 3,465	$ 688,196	$ 694,354
Multi-family	-	1,383	5,265	127,706	238,269	372,623
Commercial real estate	2,554	3,662	24,322	81,621	10,538	122,697
Construction	4,513	-	-	-	-	4,513
Other	650	1,623	240	-	-	2,513
Commercial business loans	4,892	1,603	2,321	367	-	9,183
Consumer loans	1,151	-	-	-	-	1,151
Total loans held for investment	$ 13,929	$ 9,963	$ 32,980	$ 213,159	$ 937,003	$ 1,207,034

The following table sets forth the dollar amount of all loans held for investment due after June 30, 2010 which have fixed and floating or adjustable interest rates.

		Floating or
		Adjustable
	Fixed-Rate	Rate
(In Thousands)

Mortgage loans:
Single-family	$ 4,488	$ 689,697
Multi-family	18,565	354,058
Commercial real estate	22,166	97,977
Other	-	1,863
Commercial business loans	2,439	1,852
Total loans held for investment	$ 47,658	$ 1,145,447

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

Single-Family Mortgage Loans.  The Bank’s predominant lending activity is the origination by PBM of loans secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank has established full service branches and loan production offices.  At June 30, 2009, total single-family loans held for investment decreased to $694.4 million, or 57.5% of the total loans held for investment, from $808.8 million, or 58.2% of the total loans held for investment, at June 30, 2008.  The decrease in the single-family loans in fiscal 2009 was primarily attributable to loan principal payments and real estate owned acquired in the settlement of loans, partly offset by new loans originated for investment.

The Bank’s residential mortgage loans are generally underwritten and documented in accordance with guidelines established by major Wall Street firms, institutional loan buyers, Freddie Mac, Fannie Mae and the Federal Housing Administration (collectively, “the secondary market”).  All government insured loans are generally underwritten and documented in accordance with the guidelines established by Freddie Mac, Fannie Mae, the Department of Housing and Urban Development (“HUD”), Federal Housing Administration (“FHA”) and the Veterans’ Administration (“VA”).  Loans are normally classified as either conforming (meeting agency criteria) or non-conforming (meeting an investor’s criteria).  These non-conforming loans are additionally classified as “A” or “Alt-A“.  The “A” loans are typically those that exceed agency loan limits but closely mirror agency underwriting criteria. The “Alt-A” loans are underwritten to expanded guidelines allowing a borrower with good credit a broader range of product choices.  The “Alt-A” criteria includes interest-only loans, stated-income loans and greater than 30-year amortization loans.  Given the recent market environment, PBM curtailed the origination of “Alt-A” non-conforming loans in the third quarter of fiscal 2008 and has expanded the production of FHA, VA, Freddie Mac and Fannie Mae loans.

Until September 2008, the Bank offered closed-end, fixed-rate home equity loans that are secured by the borrower’s primary residence.  These loans do not exceed 100% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest.  At June 30, 2009, home equity loans amounted to $3.3 million or 0.5% of single-family loans, as compared to $4.2 million or 0.5% of single-family loans at June 30, 2008.  The Bank also offered secured lines of credit, which are generally secured by a second mortgage on the borrower’s primary residence.  Secured lines of credit have an interest rate that is typically one to two percentage points above the prime lending rate.  As of June 30, 2009 and 2008, the outstanding secured lines of credit were $1.7 million and $2.0 million, respectively.  PBM also curtailed the origination of home equity loans and secured lines of credit in the second quarter of fiscal 2008 as a result of the deterioration in the single-family real estate values.

The Bank offers adjustable rate mortgage (“ARM”) loans at rates and terms competitive with market conditions.  Substantially all of the ARM loans originated by the Bank meet the underwriting standards of the secondary market.  The Bank offers several ARM products, which adjust monthly, semi-annually, or annually after an initial fixed period ranging from one month to five years subject to a limitation on the annual increase of one to two percentage points and an overall limitation of three to six percentage points.  The following indexes, plus a margin of 2.00% to 3.25%, are used to calculate the periodic interest rate changes; the London Interbank Offered Rate (“LIBOR”), the FHLB Eleventh District cost of funds (“COFI”), the 12-month average U.S. Treasury (“12 MAT”) or the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year (“CMT”).  Loans based on the LIBOR index constitute a majority of the Bank’s loans held for investment.  The majority of the ARM loans held for investment have three- or five-year fixed periods prior to the first adjustment (“3/1 or 5/1 hybrids”), and do not require principal amortization for up to 120 months.  Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period.  Given the recent market environment, the loan production of ARM loans has been substantially reduced, in favor of fixed rate mortgages.

In fiscal 2006, during the Bank’s 50th Anniversary, the Bank offered 50-year single-family mortgage loans.  At June 30, 2009, the Bank had 41 loans outstanding for $16.4 million with a 50-year term, compared to 48 loans for $19.7 million at June 30, 2008.

As of June 30, 2009, the Bank had $66.5 million in mortgage loans that are subject to negative amortization, which consist of $41.1 million of multi-family loans, $15.3 million of commercial real estate loans, $10.0 million of single-family loans and $100,000 of commercial business loans.  This compares to $80.0 million at June 30, 2008, which consisted of $45.1 million of multi-family loans, $22.0 million of commercial real estate loans and $12.9 million of single-family loans.  Negative amortization involves a greater risk to the Bank.  During a period of high interest rates, the loan principal balance may increase by up to 115% of the original loan amount.

Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each product in a given interest rate and competitive environment.

The retention of ARM loans, rather than fixed-rate loans, helps to reduce the Bank’s exposure to changes in interest rates.  There is, however, unquantifiable credit risk resulting from the potential of increased interest charges to be paid by the borrower as a result of increases in interest rates or the expiration of interest-only periods.  It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of the increase in the required payment from the borrower.  Furthermore, the risk of default may increase because ARM loans originated by the Bank occasionally provide, as a marketing incentive, for initial rates of interest below those rates that would apply if the adjustment index plus the applicable margin were initially used for pricing.  Such loans are subject to increased risks of default or delinquency.  Additionally, while ARM loans allow the Bank to decrease the sensitivity of its assets as a result of changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits.

In addition to fully amortizing ARM loans, the Bank has interest-only ARM loans, which typically have a fixed interest rate for the first three to five years, followed by a periodic adjustable interest rate, coupled with an interest only payment of three to ten years, followed by a fully amortizing loan payment for the remaining term.  As of June 30, 2009 and 2008, interest-only, first trust deed, ARM loans were $485.6 million and $596.1 million, or 40.1% and 43.1%, respectively, of the loans held for investment.  Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in the Bank’s cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates.  Because of these characteristics, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank’s cost of funds.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of June 30, 2009:

	Outstanding	Weighted-Average	Weighted-Average	Weighted-Average
(Dollars in Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 485,601	734	74%	3.25 years
Stated income (5)	$ 357,942	732	73%	3.50 years
FICO less than or equal to 660	$ 19,867	641	71%	4.25 years
Over 30-year amortization	$ 21,964	739	68%	3.81 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $59.8 million of “Interest Only,” $49.9 million of “Stated Income,” $3.3 million of “FICO Less Than or Equal to 660,” and $1.5 million of “Over 30-Year Amortization” balances were non-performing.

(2)
The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party.  A higher FICO score indicates a greater degree of creditworthiness.  Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower.

(3)	LTV (loan-to-value) is the ratio calculated by dividing the original loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(4)	Seasoning describes the number of years since the funding date of the loan.
(5)	Stated income is defined as the level of income the borrower stated on his/her loan application, which is not subject to verification during the loan origination process.

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

During the course of fiscal 2009, the Bank implemented more conservative underwriting standards commensurate with the deteriorating real estate market conditions.  The Bank requires verified documentation of income and assets, has limited the maximum loan-to-value to the lower of 90% of the appraised value or purchase price of the property, requires borrower paid or lender paid mortgage insurance for loan-to-value ratios greater than 75%, eliminated cash-out refinance programs, and limits the loan-to-value on non-owner occupied transactions to the lower of 65% of the appraised value or purchase price of the property.

The following table provides a detailed breakdown of the Bank’s single-family, first trust deed, mortgage loans held for investment by the year of origination and geographic location as of June 30, 2009:

	Calendar Year of Origination
(Dollars In Thousands)	2001 & Prior	2002	2003	2004	2005	2006	2007	2008	YTD 2009	Total

Loans balance	$11,746	$3,369	$25,449	$94,208	$221,326	$171,679	$109,738	$51,113	$1,478	$690,106
Weighted average LTV (1)	50%	66%	71%	76%	72%	70%	72%	75%	65%	72%
Weighted average age (In Years)	14.99	6.86	5.82	4.79	3.94	2.96	1.98	1.23	0.18	3.56
Weighted average FICO	695	694	723	721	731	743	733	743	754	733
Number of loans	145	12	96	279	568	383	208	92	4	1,787

Geographic breakdown (%):
Inland Empire	36%	31%	39%	31%	32%	29%	29%	24%	96%	30%
Southern California (other than Inland Empire)	53	60	58	63	60	53	42	50	2	55
Other California	7	9	3	5	7	16	28	26	2	14
Other states	4	-	-	1	1	2	1	-	-	1
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in single-family real estate values, the weighted average LTV presented above may be significantly understated to current market values.

Multi-Family and Commercial Real Estate Mortgage Loans.  At June 30, 2009, multi-family mortgage loans were $372.6 million and commercial real estate loans were $122.7 million, or 30.9% and 10.2%, respectively, of loans held for investment.  Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination and purchase of multi-family and commercial real estate loans a priority.  At June 30, 2009, the Bank had 473 multi-family and 158 commercial real estate loans in loans held for investment.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 3/1, 5/1 and 10/1 hybrids, with a term to maturity of 10 to 30 years and a 25 to 30 year amortization schedule.  Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including 3/1 and 5/1 hybrids, with a term to maturity of 10 years and a 25 year amortization schedule.  Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to annual interest rate caps and life-of-loan interest rate caps.  At June 30, 2009, $256.7 million, or 68.9%, of the Bank’s multi-family loans were secured by five to 36 unit projects and were primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego Counties.  The Bank’s commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, mini warehouses and small retail centers, primarily located in Southern California.  The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $4.0 million.  At June 30, 2009, the Bank had 65 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $163.1 million, all of which were performing in accordance with their terms as of June 30, 2009.  The Bank obtains appraisals on properties that secure multi-family and commercial real estate loans.  Underwriting of multi-family and commercial real estate loans includes, among other considerations, a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and income level of the borrowers.

Multi-family and commercial real estate loans afford the Bank an opportunity to receive higher interest rates than those generally available from single-family mortgage loans.  However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans.  Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy.  The multi-family and commercial real estate loans are primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego Counties.  At June 30, 2009, the Bank has $4.9 million, net of specific loan loss reserve, of non-performing multi-family loans and $2.7 million, net of specific loan loss reserve, of non-performing commercial real estate loans, with no other multi-family or commercial real estate loans past due 30 to 89 days.  Non-performing loans and delinquent loans may increase as a result of the general decline in Southern California real estate markets and poor general economic conditions.

The following table provides a detailed breakdown of the Bank’s multi-family mortgage loans held for investment by the year of origination and geographic location as of June 30, 2009:

	Calendar Year of Origination
(Dollars In Thousands)	2001 & Prior		2002		2003		2004		2005		2006		2007		2008		YTD 2009		Total

Loans balance	$2,004		$4,272		$19,489		$42,504		$66,283		$112,446		$103,728		$20,152		$1,745		$372,623
Weighted average LTV (1)	29%		45%		58%		52%		56%		57%		57%		56%		53%		56%
Weighted average debt coverage ratio (2)	2.57	x	1.56	x	1.41	x	1.46	x	1.28	x	1.27	x	1.25	x	1.28	x	1.21	x	1.30	x
Weighted average age (In Years)	14.42		6.70		5.86		5.01		3.97		3.02		1.98		1.07		0.36		3.26
Weighted average FICO	720		744		732		710		708		714		701		763		735		718
Number of loans	7		8		32		57		99		123		123		23		1		473

Geographic breakdown (%):
Inland Empire	78%		16%		5%		21%		8%		12%		3%		8%		-%		9%
Southern California (other than Inland Empire)	22		84		83		75		60		59		83		91		100		71
Other California	-		-		12		3		32		27		14		1		-		19
Other states	-		-		-		1		-		2		-		-		-		1
	100%		100%		100%		100%		100%		100%		100%		100%		100%		100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in multi-family real estate values, the weighted average LTV presented above may be significantly understated to current market values.

(2)	At time of loan origination.

The following table provides a detailed breakdown of the Bank’s commercial real estate mortgage loans held for investment by the year of origination and geographic location as of June 30, 2009:

	Calendar Year of Origination
(Dollars In Thousands)	2001 & Prior		2002		2003		2004		2005		2006		2007		2008		YTD 2009		Total (3)

Loans balance	$3,488		$6,922		$13,787		$13,310		$21,730		$26,311		$22,757		$6,349		$8,043		$122,697
Weighted average LTV (1)	37%		53%		47%		52%		50%		55%		56%		38%		67%		52%
Weighted average debt coverage ratio (2)	1.40	x	1.45	x	1.63	x	2.23	x	2.08	x	2.47	x	2.34	x	1.74	x	1.19	x	2.05	x
Weighted average age (In Years)	14.22		6.96		6.01		4.95		3.96		2.93		2.00		1.18		0.15		3.78
Weighted average FICO	747		735		731		713		712		726		717		756		722		722
Number of loans	12		5		23		22		27		31		26		12		2		160

Geographic breakdown (%):
Inland Empire	79%		96%		52%		49%		71%		25%		45%		7%		80%		51%
Southern California (other than Inland Empire)	18		4		48		51		29		74		47		93		-		46
Other California	3		-		-		-		-		1		8		-		-		2
Other states	-		-		-		-		-		-		-		-		20		1
	100%		100%		100%		100%		100%		100%		100%		100%		100%		100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in commercial real estate values, the weighted average LTV presented  above may be significantly understated to current market values.

(2)	At time of loan origination.
(3)
Comprised of the following: $28.3 million in Office; $29.2 million in Retail; $15.2 million in Light Industrial/Manufacturing; $6.6 million in Warehouse; $12.4 million in Mixed Use; $10.7 million in Medical/Dental Office; $4.1 million in Restaurant/Fast Food; $3.7 million in Mini-Storage; $3.2 million in Research and Development; $2.7 million in Mobile Home Parks; $1.9 million in Hotel and Motel; $1.8 million in Automotive - Non Gasoline; $1.3 million in School; and $1.6 million in Other.

Construction Mortgage Loans.  The Bank originates two types of residential construction loans: short-term construction loans and construction/permanent loans.  At June 30, 2009, the Bank’s construction loans (gross of undisbursed loan funds) were $4.5 million, or 0.4% of loans held for investment, a decrease of $28.4 million, or 86%, during fiscal 2009.  Undisbursed loan funds at June 30, 2009 and 2008 were $87,000 and $7.6 million, respectively.  The decrease in construction loans was primarily attributable to management’s decision in fiscal 2006 to reduce tract construction loan originations (given unfavorable real estate market conditions).  The decrease was also attributable to loan payoffs and construction loans converted to permanent loans.  Total loan payoffs during fiscal 2009 were $22.2 million and total construction loans (converted to permanent loans) during fiscal 2009 were $4.5 million.  Total loan originations of construction mortgage loans declined $12.9 million, or 98%, to $265,000 in fiscal 2009 from $13.2 million in fiscal 2008.

The composition of the Bank’s construction loan portfolio is as follows:

	At June 30,
	2009		2008
	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Short-term construction	$4,248	94.13%	$28,065	85.29%
Construction/permanent	265	5.87	4,842	14.71
	$4,513	100.00%	$32,907	100.00%

Short-term construction loans include three types of loans: custom construction, tract construction, and speculative construction.  Additionally, the Bank makes short-term (18 to 36 month) lot loans to facilitate land acquisition prior to the start of construction. The Bank also provides construction financing for multi-family and commercial real estate properties.  As of June 30, 2009, total commercial real estate construction loans were $400,000 with no undisbursed loan funds.  The Bank has no multi-family construction loans as of June 30, 2009.  Custom construction loans were made to individuals who, at the time of application, have a contract executed with a builder to construct their residence.  Custom construction loans are generally originated for a term of 12 months, with adjustable interest rates at the prime lending rate plus a margin and with loan-to-value ratios of up to 80% of the appraised value of the completed property.  The Bank may or may not allow interest reserves as part of the loan amount.  The owner secures long-term permanent financing at the completion of construction.  At June 30, 2009, custom construction loans were $2.0 million, with undisbursed loan funds of $55,000.  In fiscal 2006, the Bank significantly curtailed its construction loan programs due to its belief that real estate values were unsustainable and the perceived risks associated with these types of loans were excessive.

The custom construction loan balance includes a single-family construction project located in Coachella, California, which was classified non-performing in December 2006.  The Bank believes that the loans were fraudulently obtained and has filed lawsuits alleging loan fraud by the 23 individual borrowers, misrepresentation fraud by the mortgage loan broker and misuse of funds fraud by the contractor, among others.  Of the original 23 loans, 14 have been converted to real estate owned (“REO”).  As of June 30, 2009, the REO balance outstanding was $389,000 and the loan balance outstanding was $250,000, net of specific loan loss reserves of $1.5 million.  Given the number of parties involved, the complexity of the transaction and probable fraud, this matter is not expected to be resolved quickly.

The Bank makes tract construction loans to subdivision builders.  These subdivisions are usually financed and built in phases.  A thorough analysis of market trends and demand within the area are reviewed for feasibility.  Generally, significant presales are required prior to commencement of construction.  Tract construction may include the building and financing of model homes under a separate loan.  The terms for tract construction loans range from 12 to 18 months with interest rates floating from 1.0% to 2.0% above the prime lending rate.  The Bank may or may not allow interest reserves as part of the loan amount.  At June 30, 2009, tract construction loans were $2.1 million, with $32,000 of undisbursed loan funds.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed sale contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home.  The home buyer may be identified during or after the construction period.  The builder may be required to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified.  At June 30, 2009, there were no speculative construction loans.

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

Other mortgage loans.  At June 30, 2009, other mortgage loans, which consist of land loans, were $2.5 million, or 0.2%, of the Bank’s loans held for investment, a decrease of $1.2 million, or 32%, during fiscal 2009.  The Bank makes land loans, primarily lot loans, to accommodate borrowers who intend to build on the land within a specified period of time.  The majority of these land loans are for the construction of single-family residences; however, the Bank may make short-term loans on a limited basis for the construction of commercial properties.  The terms generally require a fixed rate with maturity between 18 to 36 months.

Participation Loan Purchases and Sales.  In an effort to expand production and diversify risk, the Bank purchases loan participations, with collateral primarily in California, which allows for greater geographic distribution of the Bank’s loans and increases loan production volume.  The Bank solicits other lenders to purchase participating interests in multi-family and commercial real estate loans.  The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield.  This servicing fee is primarily offset by a reduction in the Bank’s operating expenses.  As of June 30, 2009, total loans serviced by other financial institutions were $125.4 million, with $101.3 million serviced by a single financial institution.  All properties serving as collateral for loan participations are inspected by an employee of the Bank or a third party inspection service prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank.  As of June 30, 2009, all loans serviced by others are performing according to their contractual agreements, except one loan of $400,000 (classified as substandard).

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk.  Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy.  Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained.  The Bank did not sell any participation loans in fiscal 2009, while the Bank sold $2.0 million in participation loans in fiscal 2008.

Commercial Business Loans.  The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire.  Commercial business loans allow the Bank to diversify its lending and increase the average loan yield.  As of June 30, 2009, commercial business loans were $9.2 million, or 0.8% of loans held for investment.  These loans represent secured and unsecured lines of credit and term loans secured by business assets.

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

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans.  Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectible and inventories and equipment may be obsolete or of limited use.  Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment.  At June 30, 2009, the Bank has $1.2 million of non-performing commercial business loans.  During fiscal 2009, the Bank did not have any charge-offs on commercial business loans.

Consumer Loans.  At June 30, 2009, the Bank’s consumer loans were $1.2 million, or 0.1% of the Bank’s loans held for investment, an increase of $526,000, or 84%, during fiscal 2009.  The Bank offers open-ended lines of credit on either a secured or unsecured basis.  The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the FHLB Eleventh District COFI, which adjusts monthly.  Secured savings lines of credit at June 30, 2009 and 2008 were $904,000 and $393,000, respectively, and are included in consumer loans.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured.  Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  At June 30, 2009, the Bank had no consumer loans accounted for on a non-performing basis.

Mortgage Banking Activities

General.  Mortgage banking involves the origination and sale of single-family mortgages (first and second trust deeds), including equity lines of credit, by PBM (which operates as a division of the Bank) for the purpose of generating gains on sale of loans and fee income on the origination of loans.  PBM also originates single-family loans to be held for investment.  Due to the recent economic and real estate conditions and consistent with the Bank’s short-term strategy, PBM has been limited to originate loans for sale, primarily to institutional investors.  Given current pricing in the mortgage markets, the Bank sells the majority of its loans on a servicing-released basis.  Generally, the level of loan sale activity and, therefore, its contribution to the Bank’s profitability depends on maintaining a sufficient volume of loan originations.  Changes in the level of interest rates and the local economy affect the number of loans originated by PBM and, thus, the amount of loan sales, net interest income and loan fees earned.  Originations of loans during fiscal 2009, 2008 and 2007 were $1.33 billion, $514.9 million and $1.31 billion, respectively.  The increase in loan originations in fiscal 2009 was primarily due to a significant decline in mortgage interest rates and less competition.  The decline in mortgage rates was primarily a result of the unprecedented actions taken by the U.S. Department of Treasury and Federal Reserve to reduce interest rates in response to the global credit crisis.  Of the total PBM loan originations, loans originated for investment were $9.4 million, $119.3 million and $205.6 million in fiscal 2009, 2008 and 2007, respectively.

Loan Solicitation and Processing.  The Bank’s mortgage banking operations consist of both wholesale and retail loan originations.  The Bank’s wholesale loan production utilizes a network of approximately 1,557 loan brokers approved by the Bank who originate and submit loans at a markup over the Bank’s daily published price.  Wholesale loans originated for sale in fiscal 2009, 2008 and 2007 were $1.06 billion, $260.1 million and $816.9 million, respectively.  PBM has two regional wholesale lending offices: one in Pleasanton and one in Rancho Cucamonga, California.

PBM’s retail loan production utilizes loan officers, underwriters and processors.  PBM’s loan officers generate retail loan originations primarily through referrals from realtors, builders, employees and customers.  As of June 30, 2009, PBM operated stand-alone retail loan production offices in Glendora and Riverside, California.  Generally, the cost of retail operations exceeds the cost of wholesale operations as a result of the additional employees needed for retail operations.  However, the revenue per mortgage for retail originations is generally higher since the origination fees are retained by the Bank.  Retail loans originated for sale in fiscal 2009, 2008 and 2007 were $259.3 million, $135.5 million and $290.2 million, respectively.

The Bank requires evidence of marketable title, lien position, loan-to-value, title insurance and appraisals on all properties.  The Bank also requires evidence of fire and casualty insurance on the value of improvements.  As stipulated by federal regulations, the Bank requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

Loan Commitments and Rate Locks.  The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events.  Such commitments are made with specified terms and conditions.  Interest rate locks are generally offered to prospective borrowers for up to a 60-day period.  The borrower may lock in the rate at any time from application until the time they wish to close the loan.  Occasionally, borrowers obtaining financing on new home developments are offered rate locks for up to 120 days from application.  The Bank’s outstanding commitments to originate loans to be held for sale were $104.6 million at June 30, 2009 (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).  When the Bank issues a loan commitment to a borrower, there is a risk to the Bank that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold.  To control the interest rate risk caused by mortgage banking activities, the Bank uses loan sale commitments and over-the-counter put and call option contracts related to mortgage-backed securities.  If the Bank is unable to reasonably predict the amount of loan commitments which may not fund (fallout), the Bank may enter into “best-efforts” loan sale commitments (see “Derivative Activities” on page 18 of this Form 10-K).

Loan Origination and Other Fees.  The Bank may receive origination points and loan fees.  Origination points are a percentage of the principal amount of the mortgage loan, which is charged to a borrower for funding a loan.  The amount of points charged by the Bank ranges from 0% to 2%.  Current accounting standards require points and fees received for originating loans held for investment (net of certain loan origination costs) to be deferred and amortized into interest income over the contractual life of the loan.  Origination fees and costs for loans originated for sale are deferred until the related loans are sold.  Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income or expense at the time of prepayment or sale.  At June 30, 2009, the Bank had $4.2 million of unamortized deferred loan origination costs (net) in loans held for investment.

Loan Originations, Sales and Purchases.   The Bank’s mortgage originations include loans insured by the FHA and VA as well as conventional loans.  Except for loans originated as held for investment, loans originated through mortgage banking activities are intended for eventual sale into the secondary market.  As such, these loans must meet the origination and underwriting criteria established by investors.  The Bank sells a large percentage of the mortgage loans that it originates as whole loans to institutional investors.  The Bank also sells conventional whole loans to Fannie Mae and Freddie Mac (see “Derivative Activities” on page 18 of this Form 10-K).

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated.

	Year Ended June 30,
	2009	2008	2007
(In Thousands)

Loans originated for sale:
Retail originations	$ 259,348	$ 135,470	$ 296,356
Wholesale originations	1,058,275	263,256	830,260
Total loans originated for sale (1)	1,317,623	398,726	1,126,616

Loans sold:
Servicing released	(1,204,492)	(368,925)	(1,119,330)
Servicing retained	(193)	(4,534)	(4,108)
Total loans sold (2)	(1,204,685)	(373,459)	(1,123,438)

Loans originated for investment:
Mortgage loans:
Single-family	8,885	115,175	204,376
Multi-family	6,250	36,950	23,633
Commercial real estate	8,473	14,993	48,558
Construction	265	13,157	14,328
Other	3,363	1,708	2,084
Commercial business loans	938	1,214	3,818
Consumer loans	557	249	7
Total loans originated for investment (3)	28,731	183,446	296,804

Loans purchased for investment:
Mortgage loans:
Multi-family	595	96,402	119,625
Commercial real estate	-	1,996	-
Construction	-	400	-
Other	-	1,000	-
Total loans purchased for investment	595	99,798	119,625

Mortgage loan principal repayments	(166,608)	(253,059)	(379,420)
Real estate acquired in the settlement of loans	(63,445)	(28,006)	(5,902)
Increase in other items, net (4)	2,765	17,119	48,056
Net (decrease) increase in loans held for investment, loans held for sale at fair value and loans held for sale at lower of cost or market	$ (85,024)	$ 44,565	$ 82,341

(1)	Includes PBM loans originated for sale during fiscal 2009, 2008 and 2007 totaling $1.32 billion, $395.6 million and $1.11 billion, respectively.
(2)	Includes PBM loans sold during fiscal 2009, 2008 and 2007 totaling $1.20 billion, $368.3 million and $1.10 billion, respectively.
(3)	Includes PBM loans originated for investment during fiscal 2009, 2008 and 2007 totaling $9.4 million, $119.3 million and $205.6 million, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses and fair value of loans held for sale.

Mortgage loans sold to institutional investors generally are sold without recourse other than standard representations and warranties.  Generally, mortgage loans sold to Fannie Mae and Freddie Mac are sold on a non-recourse basis and foreclosure losses are generally the responsibility of the purchaser and not the Bank, except in the case of FHA and VA loans used to form Government National Mortgage Association (“GNMA”) pools, which are subject to limitations on the FHA’s and VA’s loan guarantees.

Loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program also have a recourse provision.  The FHLB – San Francisco absorbs the first four basis points of loss, and a credit scoring process is used to calculate the recourse amount to the Bank.  All losses above this calculated recourse amount are the responsibility of the FHLB – San Francisco in addition to the first four basis points of loss.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  As of June 30, 2009, the Bank serviced $130.7 million of loans under this program and has established a recourse reserve of $144,000.  To date, no losses have been experienced.  FHLB – San Francisco discontinued the MPF program on October 6, 2006.

Occasionally, the Bank is required to repurchase loans sold to Fannie Mae, Freddie Mac or institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 30 days past due within 120 days of the loan funding date.  During fiscal 2009, the Bank repurchased $4.0 million of single-family mortgage loans as compared to $4.5 million in fiscal 2008 and $14.6 million in fiscal 2007.

Derivative Activities.  Mortgage banking involves the risk that a rise in interest rates will reduce the value of a mortgage before it can be sold.  This type of risk occurs when the Bank commits to an interest rate lock on a borrower’s application during the origination process and interest rates increase before the loan can be sold.  Such interest rate risk also arises when mortgages are placed in the warehouse (i.e., held for sale) without locking in an interest rate for their eventual sale in the secondary market.  The Bank seeks to control or limit the interest rate risk caused by mortgage banking activities.  The two methods used by the Bank to help reduce interest rate risk from its mortgage banking activities are loan sale commitments and the purchase of over-the-counter put option contracts related to mortgage-backed securities.  At various times, depending on loan origination volume and management’s assessment of projected loan fallout, the Bank may reduce or increase its derivative positions.  If the Bank is unable to reasonably predict the amount of loan commitments which may not fund (fallout), the Bank may enter into “best-efforts” loan sale commitments rather than “mandatory” loan sale commitments.  Mandatory loan sale commitments may include whole loan and/or To-Be-Announced MBS (“TBA-MBS”) loan sale commitments.

Under mandatory loan sale commitments, usually with Fannie Mae, Freddie Mac or institutional investors, the Bank is obligated to sell certain dollar amounts of mortgage loans that meet specific underwriting and legal criteria before the expiration of the commitment period.  These terms include the maturity of the individual loans, the yield to the purchaser, the servicing spread to the Bank (if servicing is retained) and the maximum principal amount of the individual loans.  The mandatory loan sale commitments protect loan sale prices from interest rate fluctuations that may occur from the time the interest rate of the loan is established to the time of its sale.  The amount of and delivery date of the loan sale commitments are based upon management’s estimates as to the volume of loans that will close and the length of the origination commitments.  The mandatory loan sale commitments do not provide complete interest-rate protection, however, because of the possibility of fallout (i.e., the failure to fund) during the origination process.  Differences between the estimated volume and timing of loan originations and the actual volume and timing of loan originations can expose the Bank to significant losses.  If the Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Bank may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices.  Similarly, if the Bank has too many loans to deliver, the Bank must execute additional loan sale commitments at current market prices, which may be unfavorable to the Bank.  Generally, the Bank seeks to maintain loan sale commitments equal to the funded loans held for sale at fair value, funded loans held for sale at lower of cost or market plus those applications that the Bank has rate locked and/or committed to close, adjusted by the projected fallout.  The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Bank.

In order to reduce the interest rate risk associated with commitments to originate loans that are in excess of loan sale commitments, the Bank purchases over-the-counter put or call option contracts on government sponsored enterprise mortgage-backed securities.

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

At June 30, 2009, the Bank had no commitments regarding put option contracts or call option contracts outstanding.  At June 30, 2009, the Bank had outstanding mandatory loan sale commitments of $207.2 million, best-efforts loan sale commitments of $12.8 million and commitments to originate loans to be held for sale of $104.6 million (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).  Additionally, as of June 30, 2009, the Bank’s loans held for sale at fair value were $135.5 million and loans held for sale at the lower of cost or market were $10.6 million, which are also covered by the loan sale commitments described above.  For fiscal 2009, the Bank had a net gain of $2.3 million attributable to the underlying derivative financial instruments used to mitigate the interest rate risk of its mortgage banking activities.

Loan Servicing

The Bank receives fees from a variety of institutional investors in return for performing the traditional services of collecting individual loan payments.  At June 30, 2009, the Bank was servicing $156.0 million of loans for others, a decline from $181.0 million at June 30, 2008.  The decrease was primarily attributable to loan prepayments.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees.  The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase).  In estimating fair values at June 30, 2009 and 2008, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 24.60% and 8.58%, respectively, and a weighted-average discount rate of 9.00% and 9.00%, respectively.  At June 30, 2009, the required impairment reserve against servicing assets was $72,000, as compared to no reserves at June 30, 2008.  The increase in impairment reserve was due primarily to expected higher prepayments resulting from lower mortgage interest rates.  In aggregate, servicing assets had a carrying value of $522,000 and a fair value of $901,000 at June 30, 2009, compared to a carrying value of $673,000 and a fair value of $1.4 million at June 30, 2008.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions used to calculate the value of the underlying servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income.  Interest-only strips had a fair value of $294,000, gross unrealized gains of $243,000 and an amortized cost of $51,000 at June 30, 2009, compared to a fair value of $419,000, gross unrealized gains of $286,000 and an amortized cost of $133,000 at June 30, 2008.

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

A loan is placed on non-performing status when its contractual payments are more than 90 days delinquent or if the loan is deemed impaired.  In addition, interest income is not recognized on any loan where management has determined that collection is not reasonably assured.  A non-performing loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.

The following table sets forth delinquencies in the Bank’s loans held for investment as of the dates indicated, gross of specific loan loss reserves, if any.

	At June 30,
	2009				2008				2007
	30 – 89 Days		Non-performing		30 - 89 Days		Non-performing		30 - 89 Days		Non-performing
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
(Dollars in Thousands)
Mortgage loans:
Single-family	22	$9,192	199	$81,016	16	$6,600	64	$22,519	5	$1,431	47	$14,076
Multi-family	-	-	6	5,643	-	-	-	-	-	-	-	-
Commercial real estate	-	-	7	3,368	1	766	1	572	-	-	-	-
Construction	1	400	10	3,816	-	-	12	6,141	-	-	23	4,981
Other	-	-	1	1,623	-	-	2	590	-	-	1	108
Commercial business loans	-	-	8	1,809	-	-	2	58	1	62	3	252
Consumer loans	9	14	-	-	3	1	3	1	-	-	-	-
Total	32	$9,606	231	$97,275	20	$7,367	84	$29,881	6	$1,493	74	$19,417

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of specific loan loss reserves, within the meaning of Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” at the dates indicated.
	At June 30,
	2009	2008	2007	2006	2005
(Dollars In Thousands)

Loans on non-performing status:
Mortgage loans:
Single-family	$ 35,434	$ 15,975	$ 13,271	$ 1,215	$ 590
Multi-family	4,930	-	-	-	-
Commercial real estate	1,255	572	-	-	-
Construction	250	4,716	2,357	1,313	-
Other	-	575	108	-	-
Commercial business loans	198	-	171	-	-
Total	42,067	21,838	15,907	2,528	590

Accruing loans past due 90 days or more	-	-	-	-	-

Restructured loans on non-performing status:
Mortgage loans:
Single-family	23,695	1,355	-	-	-
Commercial real estate	1,406	-	-	-	-
Construction	2,037	-	-	-	-
Other	1,565	-	-	-	-
Commercial business loans	1,048	-	-	-	-
Total	29,751	1,355	-	-	-

Total non-performing loans	71,818	23,193	15,907	2,528	590

Real estate owned, net	16,439	9,355	3,804	-	-
Total non-performing assets	$88,257	$32,548	$19,711	$2,528	$590

Restructured loans on accrual status:
Mortage loans:
Single-family	$10,880	$9,101	$-	$-	$-
Other	240	28	-	-	-
Total	$11,120	$9,129	$-	$-	$-

Non-performing loans as a percentage of loans held for investment, net	6.16%	1.70%	1.18%	0.20%	0.05%

Non-performing loans as a percentage of total assets	4.55%	1.42%	0.96%	0.16%	0.04%

Non-performing assets as a percentage of total assets	5.59%	1.99%	1.20%	0.16%	0.04%

The Bank assesses loans individually and identifies impairment when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing.  Factors considered in determining impairment include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions. The Bank measures each impaired or non-performing loan based on the fair value of its collateral or discounted cash flow analysis and charges off those loans or portions of loans deemed uncollectible.

During the fiscal year ended June 30, 2009, 92 loans for $41.5 million were modified from their original terms, were re-underwritten at current market interest rates and were identified in the Corporation’s asset quality reports as restructured loans.  This compares to 32 loans for $10.5 million that were modified in the fiscal year ended June 30, 2008.  As of June 30, 2009, the outstanding balance of modified (restructured) loans was $40.9 million, comprised of 113 loans.  These restructured loans are classified as follows: 31 loans are classified as pass, are not included in the classified asset totals and remain on accrual status ($10.8 million); one loan is classified as special mention and remains on accrual status ($328,000); 78 loans are classified as substandard on non-performing status ($29.8 million); and three loans are classified as loss and fully reserved.  As of June 30, 2009, 83%, or $33.9 million of the restructured loans have a current payment status.  Restructured loans are classified as “Substandard” and placed on non-performing status.  The loans may be upgraded and placed on accrual status once there is a sustained period of payment performance (usually six months or longer) and there is a reasonable assurance that the payment will continue.

The following table shows the restructured loans by type, net of specific allowances, at June 30, 2009:

	June 30, 2009
(In Thousands)	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 28,964	$ (5,494)	$ 23,470
Without a related allowance	11,105	-	11,105
Total single-family loans	40,069	(5,494)	34,575

Commercial real estate:
With a related allowance	1,963	(557)	1,406
Total commercial real estate loans	1,963	(557)	1,406

Construction:
Without a related allowance	2,037	-	2,037
Total construction loans	2,037	-	2,037

Other:
With a related allowance	1,623	(58)	1,565
Without a related allowance	240	-	240
Total other loans	1,863	(58)	1,805

Commercial business loans:
With a related allowance	1,315	(507)	808
Without a related allowance	240	-	240
Total commercial business loans	1,555	(507)	1,048
Total restructured loans	$ 47,487	$ (6,616)	$ 40,871

As of June 30, 2009, total non-performing assets were $88.3 million, or 5.59% of total assets, which was primarily comprised of: 190 single-family loans ($57.9 million), six multi-family loans ($4.9 million), seven commercial real estate loans ($2.7 million), 10 construction loans ($2.3 million, nine of which, or $250,000, are associated with the previously disclosed Coachella, California construction loan fraud), one undeveloped lot loan ($1.6 million), eight commercial business loans ($1.2 million), nine single-family loans repurchased from, or unable to sell to, investors

($1.3 million), and real estate owned comprised of 63 single-family properties ($15.1 million), one developed lot ($852,000) and 16 undeveloped lots acquired in the settlement of loans ($420,000, 14 of which, or $389,000, are associated with the Coachella, California construction loan fraud).  As of June 30, 2009, 43%, or $30.7 million of non-performing loans have a current payment status, primarily restructured loans.  Compared to June 30, 2008, total non-performing assets increased $55.8 million, or 172%, primarily due to the weakness in the California real estate market and the general economic downturn.

Foregone interest income, which would have been recorded for the fiscal year ended June 30, 2009 had the non-performing loans been current in accordance with their original terms, amounted to $4.6 million and was not included in the results of operations for the fiscal year ended June 30, 2009.

Foreclosed Real Estate.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When a property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs or its market value less the estimated cost of sale.  Subsequent declines in value are charged to operations.  As of June 30, 2009, the real estate owned balance was $16.4 million (80 properties), primarily single-family residences located in Southern California, compared to $9.4 million (45 properties) at June 30, 2008.  In managing the real estate owned properties for quick disposition, the Corporation completes the necessary repairs and maintenance to the individual properties before listing for sale, obtains new appraisals and broker price opinions (“BPO”) to determine current market listing prices, and engages local realtors who are most familiar with real estate sub-markets, among others, which generally results in the quicker disposition of real estate owned.

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

The aggregate amounts of the Bank’s classified assets, including loans designated as special mention, were as follows at the dates indicated:

	At June 30,
	2009	2008
(Dollars In Thousands)

Special mention loans	$ 24,280	$ 29,467
Substandard loans	75,414	29,781
Total classified loans	99,694	59,248

Real estate owned, net	16,439	9,355
Total classified assets	$ 116,133	$ 68,603

Total classified assets as a percentage of total assets	7.35%	4.20%

Classified assets increased at June 30, 2009 from the June 30, 2008 level primarily due to additional loan classification downgrades resulting from the recent economic downturn and the decline in real estate market values.  These classified assets are primarily located in Southern California.

As set forth below, loans classified as special mention and substandard as of June 30, 2009 were comprised of 283 loans totaling $99.7 million.

	Number of
	Loans	Special Mention	Substandard	Total
(Dollars In Thousands)

Mortgage loans:
Single-family	236	$ 12,356	$ 60,730	$ 73,086
Multi-family	12	7,835	5,773	13,608
Commercial real estate	13	3,465	3,414	6,879
Construction	11	-	2,687	2,687
Other	2	480	1,564	2,044
Commercial business loans	9	144	1,246	1,390
Total	283	$ 24,280	$ 75,414	$ 99,694

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

The Bank’s market area continues to experience difficult general economic conditions.  The Bank anticipates that elevated delinquent loans and net charge-offs will continue to occur through the remainder of calendar 2009.

Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses inherent in the loans held for investment.  In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among others, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan. The responsibility for the review of the Bank’s assets and the determination of the adequacy of the allowance lies with the Internal Asset Review Committee (“IAR Committee”).  The Bank adjusts its allowance for loan losses by charging or crediting its provision for loan losses against the Bank’s operations.

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

At June 30, 2009, the Bank had an allowance for loan losses of $45.4 million, or 3.75% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2008 of $19.9 million, or 1.43% of gross loans held for investment.  A $48.7 million provision for loan losses was recorded in fiscal 2009, compared to $13.1 million in fiscal 2008.  The increase in provision for loan losses was attributable to the weakness in the general economic conditions and the decline in real estate values, primarily single-family real estate properties.  Although management believes the best information available is used to make such provisions, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

The Corporation’s first trust deed, single-family mortgage loans held for investment contain certain non-traditional underwriting characteristics (e.g. interest-only, stated-income, negative amortization, FICO less than or equal to 660, and/or over 30-year amortization schedule) as described in Item 1 – Business – Single-Family Mortgage Loans in a table on page 7 of this Form 10-K.  These loans may have a greater risk of default in comparison to single-family mortgage loans that have been underwritten with more stringent requirements.  As a result, the Corporation may experience higher future levels of non-performing single-family loans that may require additional allowances for loan losses and may adversely affect the Bank’s financial condition and results of operations. As of June 30, 2009, the specific valuation allowance for impaired interest-only loans, impaired stated income loans and impaired negative amortization loans was $16.9 million, $12.6 million and $389,000, respectively (please note that each loan type may be described in more than one category under the concept generally known as “layered-risk”).

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

The Bank has implemented more conservative underwriting standards commensurate with the deteriorating real estate market conditions.  The Bank requires verified documentation of income and assets, has limited the maximum loan-to-value to the lower of 90% of the appraised value or purchase price of the property, requires borrower paid or lender paid mortgage insurance when the loan-to-value ratio exceeds 75%, eliminated cash-out refinance programs, and limits the loan-to-value on non-owner occupied transactions to the lower of 65% of the appraised value or purchase price of the property.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.  Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations.

	Year Ended June 30,
(Dollars In Thousands)	2009	2008	2007	2006	2005

Allowance at beginning of period	$ 19,898	$ 14,845	$ 10,307	$ 9,215	$ 7,614
Provision for loan losses	48,672	13,108	5,078	1,134	1,641
Recoveries:
Mortgage Loans:
Single-family	160	188	-	-	-
Construction	115	32	-	-	-
Consumer loans	1	3	1	2	2
Total recoveries	276	223	1	2	2

Charge-offs:
Mortgage loans:
Single-family	(22,999)	(6,028)	(535)	-	-
Multi-family	-	(335)	-	-	-
Commercial real estate	(104)	-	-	-	-
Construction	(73)	(1,911)	-	-	-
Other	(216)	-	-	-	-
Commercial business loans	-	-	-	(41)	(32)
Consumer loans	(9)	(4)	(6)	(3)	(10)
Total charge-offs	(23,401)	(8,278)	(541)	(44)	(42)

Net charge-offs	(23,125)	(8,055)	(540)	(42)	(40)
Allowance at end of period	$ 45,445	$ 19,898	$ 14,845	$ 10,307	$ 9,215

Allowance for loan losses as a percentage of gross loans held for investment	3.75%	1.43%	1.09%	0.81%	0.81%

Net charge-offs as a percentage of average loans receivable, net, during the period	1.72%	0.58%	0.04%	- %	- %

Allowance for loan losses as a percentage of non-performing loans at the end of the period	63.28%	85.79%	93.32%	407.71%	1,561.86%

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

	At June 30,
	2009		2008		2007		2006		2005
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
(Dollars In Thousands)

Mortgage loans:
Single-family	$37,057	57.52%	$8,779	58.16%	$2,893	59.72%	$2,382	61.22%	$1,924	65.63%
Multi-family	3,789	30.87	5,100	28.75	4,255	23.83	2,819	16.16	1,936	9.68
Commercial real estate	2,106	10.17	3,627	9.79	4,000	10.65	3,476	9.39	3,663	9.90
Construction	1,570	0.37	1,926	2.37	2,973	4.36	788	11.03	426	12.62
Other	94	0.21	107	0.27	261	0.67	301	1.20	210	0.87
Commercial business loans	810	0.76	343	0.62	449	0.73	525	0.95	1,040	1.24
Consumer loans	19	0.10	16	0.04	14	0.04	16	0.05	16	0.06
Total allowance for loan losses	$45,445	100.00%	$19,898	100.00%	$14,845	100.00%	$10,307	100.00%	$9,215	100.00%

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

At June 30, 2009, the Bank’s investment securities portfolio was $125.3 million, which primarily consisted of federal agency and government sponsored enterprise obligations.  The Bank’s investment securities portfolio was classified as available for sale.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated.

At June 30,
	2009			2008			2007
	Estimated			Estimated			Estimated
Amortized	Fair		Amortized	Fair		Amortized	Fair
Cost	Value	Percent	Cost	Value	Percent	Cost	Value	Percent
(Dollars In Thousands)

Held to maturity securities:
U.S. government sponsored enterprise debt securities	$ -	$ -	-%	$ -	$ -	-%	$ 19,000	$ 18,836	12.50%
U.S. government agency MBS (1)	-	-	-	-	-	-	1	1	-

Total held to maturity	-	-	-	-	-	-	19,001	18,837	12.50

Available for sale securities:
U.S. government sponsored enterprise debt securities	5,250	5,353	4.27	5,250	5,111	3.34	9,849	9,683	6.43
U.S. government agency MBS	72,209	74,064	59.12	90,960	90,938	59.39	57,555	57,539	38.18
U.S. government sponsored enterprise MBS	43,016	44,436	35.47	53,847	54,254	35.44	58,861	59,066	39.20
Private issue CMO (2)	1,817	1,426	1.14	2,275	2,225	1.45	4,627	4,641	3.08
Freddie Mac common stock	-	-	-	6	98	0.06	6	364	0.24
Fannie Mae common stock	-	-	-	1	8	0.01	1	26	0.02
Other common stock	-	-	-	118	468	0.31	118	523	0.35

Total available for sale	122,292	125,279	100.00	152,457	153,102	100.00	131,017	131,842	87.50

Total investment securities	$ 122,292	$ 125,279	100.00%	$ 152,457	$ 153,102	100.00%	$ 150,018	$ 150,679	100.00%

(1)	Mortgage-backed securities (“MBS”)
(2)	Collateralized mortgage obligations (“CMO”)

As of June 30, 2009, the Corporation held investments in a continuous unrealized loss position totaling $391,000, consisting of the following:

	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Private issue CMO	$ -	$ -	$ 1,426	$ 391	$ 1,426	$ 391
Total	$ -	$ -	$ 1,426	$ 391	$ 1,426	$ 391

As of June 30, 2009, the unrealized holding losses relate to two adjustable-rate private issue CMO with an unrealized loss position for more than 12 months, primarily the result of perceived credit and liquidity concerns.  Based on the nature of the investments (e.g. AAA rating, 2003 issuance, weighted average LTV of 57%, weighted average FICO score of 741, over collateralization, and senior tranche position) and the Bank’s ability and intent to hold the investments until maturity, management concluded that such unrealized losses were not other than temporary as of June 30, 2009.

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2009:

	Due in		Due		Due		Due
	One Year		After One to		After Five to		After
	or Less		Five Years		Ten Years		Ten Years		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale securities:
U.S. government sponsored enterprise debt securities	$ -	- %	$ -	- %	$ 5,353	4.00%	$ -	- %	$ 5,353	4.00%
U.S. government agency MBS	-	- %	-	- %	-	- %	74,064	4.84%	74,064	4.84%
U.S. government sponsored enterprise MBS	-	- %	-	- %	-	- %	44,436	4.88%	44,436	4.88%
Private issue CMO	-	- %	-	- %	-	- %	1,426	3.05%	1,426	3.05%
Total available for sale	-	- %	-	- %	5,353	4.00%	119,926	4.83%	125,279	4.80%
Total investment securities	$ -	- %	$ -	- %	$ 5,353	4.00%	$ 119,926	4.83%	$ 125,279	4.80%

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

The Bank generally offers time deposits for terms not exceeding five years.  As illustrated in the following table, time deposits represented 64% of the Bank’s deposit portfolio at June 30, 2009, compared to 66% at June 30, 2008.  At June 30, 2009, the Bank has a single depositor with an aggregate balance of $83.0 million in time deposits and the Bank does not know the likelihood of renewal by the depositor.  As of June 30, 2009, total brokered deposits were $19.6 million with a weighted average interest rate of 2.78% and remaining maturity between two and 10 years.  The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts which are subject to a heightened degree of competition (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 57 of this Form 10-K).

The following table sets forth information concerning the Bank’s weighted-average interest rate of deposits at June 30, 2009.

Weighted					Percentage
Average			Minimum	Balance	of Total
Interest Rate	Term	Deposit Account Type	Amount	(In Thousands)	Deposits

		Transaction accounts:
-%	N/A	Checking accounts – non interest-bearing	$ -	$ 41,974	4.24%
0.70%	N/A	Checking accounts – interest-bearing	$ -	128,395	12.98
1.30%	N/A	Savings accounts	$ 10	156,307	15.80
1.45%	N/A	Money market accounts	$ -	25,704	2.60

		Time deposits:
1.84%	12 to 36 months	Fixed-term, variable rate	$ 1,000	963	0.10
0.82%	30 days or less	Fixed-term, fixed rate	$ 1,000	23	-
1.29%	31 to 90 days	Fixed-term, fixed rate	$ 1,000	3,577	0.36
0.41%	91 to 180 days	Fixed-term, fixed rate	$ 1,000	94,818	9.59
2.64%	181 to 365 days	Fixed-term, fixed rate	$ 1,000	353,966	35.78
2.87%	Over 1 to 2 years	Fixed-term, fixed rate	$ 1,000	67,907	6.86
4.52%	Over 2 to 3 years	Fixed-term, fixed rate	$ 1,000	59,670	6.03
3.79%	Over 3 to 5 years	Fixed-term, fixed rate	$ 1,000	52,846	5.34
3.70%	Over 5 to 10 years	Fixed-term, fixed rate	$ 1,000	3,095	0.32
2.01%				$ 989,245	100.00%

The following table indicates the aggregate dollar amount of the Bank’s time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2009.

Maturity Period	Amount
(In Thousands)

Three months or less	$160,325
Over three to six months	61,146
Over six to twelve months	67,885
Over twelve months	54,329
Total	$343,685

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated.

	At June 30,
	2009			2008
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
(Dollars In Thousands)

Checking accounts – non interest-bearing	$41,974	4.24%	$(6,082)	$48,056	4.75%	$2,944
Checking accounts – interest-bearing	128,395	12.98	6,330	122,065	12.06	(523)
Savings accounts	156,307	15.80	11,424	144,883	14.31	(8,153)
Money market accounts	25,704	2.60	(7,971)	33,675	3.32	1,621
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	538,047	54.39	(50,980)	589,027	58.18	155,735
Over one to two years	34,423	3.48	(25,017)	59,440	5.87	(103,125)
Over two to five years	60,235	6.09	46,300	13,935	1.38	(37,448)
Over five years	3,197	0.32	3,139	58	0.01	58
Fixed-term, variable rate	963	0.10	(308)	1,271	0.12	(96)
Total	$989,245	100.00%	$(23,165)	$1,012,410	100.00%	$11,013

Time Deposits by Rates.  The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated.

		At June 30,
	2009	2008	2007
(In Thousands)

Below 1.00%	$ 83,144	$ 118	$ 49
1.00 to 1.99%	58,795	51,088	-
2.00 to 2.99%	268,119	155,100	8,808
3.00 to 3.99%	158,625	88,723	81,052
4.00 to 4.99%	29,083	153,575	119,862
5.00 to 5.99%	39,099	215,127	438,836
Total	$ 636,865	$ 663,731	$ 648,607

Time Deposits by Maturities.  The following table sets forth the aggregate dollar amount of time deposits at June 30, 2009 differentiated by interest rates and maturity.

		Over One	Over Two	Over Three	After
	One Year	to	to	to	Four
	or Less	Two Years	Three Years	Four Years	Years	Total
(In Thousands)

Below 1.00%	$ 83,076	$ 2	$ 7	$ 1	$ 58	$ 83,144
1.00 to 1.99%	50,684	8,100	11	-	-	58,795
2.00 to 2.99%	236,143	17,776	13,110	344	746	268,119
3.00 to 3.99%	117,355	7,498	2,483	5,500	25,789	158,625
4.00 to 4.99%	12,520	1,180	1,533	2,145	11,705	29,083
5.00 to 5.99%	39,032	67	-	-	-	39,099
Total	$ 538,810	$ 34,623	$ 17,144	$ 7,990	$ 38,298	$ 636,865

Deposit Activity.  The following table sets forth the deposit activity of the Bank at and for the periods indicated.

	At or For the Year Ended June 30,
	2009	2008	2007
(In Thousands)

Beginning balance	$ 1,012,410	$ 1,001,397	$ 921,279

Net (withdrawals) deposits before interest credited	(46,616)	(23,563)	48,895
Interest credited	23,451	34,576	31,223
Net (decrease) increase in deposits	(23,165)	11,013	80,118

Ending balance	$ 989,245	$ 1,012,410	$ 1,001,397

Borrowings.  The FHLB – San Francisco functions as a central reserve bank providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB – San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate, maturity, terms and conditions.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Bank utilizes advances from the FHLB – San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk.  The FHLB – San Francisco has, from time to time, served as the Bank’s primary borrowing source.  As of June 30, 2009, the FHLB – San Francisco borrowing capacity is limited to 45% of total assets; and as of July 16, 2009, the FHLB – San Francisco reduced the borrowing capacity to 40%.  Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential, multi-family and commercial real estate mortgage loans.  Total mortgage loans pledged to the FHLB – San Francisco were $632.9 million at June 30, 2009 as compared to $899.3 million at June 30, 2008.  In addition, the Bank pledged investment securities totaling $17.9 million at June 30, 2009 as compared to $26.4 million at June 30, 2008 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility.  At June 30, 2009, the Bank had $456.7 million of borrowings from the FHLB – San Francisco with a weighted-average interest rate of 3.89%, $13.0 million of which was under the SBC facility.  Such borrowings mature between 2009 and 2021 with a weighted maturity of 28 months.  In addition to the total borrowings mentioned above, the Corporation utilized its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2009 and 2008 was $5.0 million and $2.0 million, respectively; and the outstanding MPF credit enhancement was $3.1 million and $3.1 million, respectively.  As of June 30, 2009 and

2008, the available and unused borrowing facility was $238.5 million and $352.7 million, respectively, with remaining available collateral of $185.0 million and $439.9 million, respectively.

In addition, the Bank had a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $25.0 million which matured on November 30, 2008.  The correspondent bank did not renew the federal funds facility.   As of June 30, 2009 and 2008, the Bank had no borrowings outstanding under this facility.

The following table sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:

	At or For the Year Ended June 30,
	2009	2008	2007
(Dollars In Thousands)

Balance outstanding at the end of period:
FHLB – San Francisco advances	$ 456,692	$ 479,335	$ 502,774
Correspondent bank advances	$ -	$ -	$ -

Weighted average rate at the end of period:
FHLB – San Francisco advances	3.89%	3.81%	4.55%
Correspondent bank advances	- %	- %	- %

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$ 548,899	$ 499,744	$ 689,443
Correspondent bank advances	$ -	$ -	$ 1,000

Average short-term borrowings during the period with respect to (1):
FHLB – San Francisco advances	$ 136,467	$ 188,390	$ 281,267
Correspondent bank advances	$ 102	$ 143	$ 168

Weighted average short-term borrowing rate during the period with respect to (1):
FHLB – San Francisco advances	3.00%	3.76%	4.89%
Correspondent bank advances	2.22%	5.36%	5.34%

(1) Borrowings with a remaining term of 12 months or less.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock.  The Bank held the required investment of $27.9 million and an excess investment of $5.1 million at June 30, 2009, as compared to the required investment of $30.0 million and an excess investment of $2.1 million at June 30, 2008.  During fiscal 2009, the FHLB – San Francisco announced that they suspended the repurchase of excess capital stock as a result of their desire to strengthen their capital ratios and they did not provide a time period suggesting when they would commence regularly scheduled repurchases.  The stock dividend from FHLB – San Francisco recognized in fiscal 2009, 2008 and 2007 was $324,000, $1.8 million and $2.2 million, respectively.  On July 31, 2009, the FHLB – San Francisco declared a cash dividend for the quarter ended June 30, 2009 at an annualized rate of 0.84%.  The accrued cash dividend of $69,000 was recognized by the Bank in July 2009.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects.  The Bank’s investment in its service corporations did not exceed these limits at June 30, 2009.

The Bank has three wholly owned subsidiaries: Provident Financial Corp (“PFC”), Profed Mortgage, Inc., and First Service Corporation.  PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment, if any.  Profed Mortgage, Inc., which formerly conducted the Bank’s mortgage banking activities, and First Service Corporation are currently inactive.  At June 30, 2009, the Bank’s investment in its subsidiaries was $130,000.

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

General

The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as its insurer of deposits.  The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the OTS to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements.  Under certain circumstances, the FDIC may also examine the Bank.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation and the Bank and their operations.  The Corporation, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the OTS.  The Corporation is also subject to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws.  See “Savings and Loan Holding Company Regulations” on page 42 of this Form 10-K.

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

If the OTS deems an institution to be in “troubled condition” (because it receives a composite CAMELS rating of 4 or 5, is subject to a cease and desist or consent order, a capital or prompt corrective action directive, or a formal written agreement, or because of other reasons), the institution will become subject to various restrictions, such as growth limits, requirement for prior application of any new director or senior executive officer, restrictions on dividends, compensation and golden parachute and indemnification payments, and restrictions on transactions with affiliates and third parties.  Higher assessment and application fees will also apply.

The investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws.  For example, no savings institution may invest in non-investment grade corporate debt securities.  In addition, the permissible level of investment by federal institutions in loans secured by non-residential real estate property may not exceed 400% of total capital, except with the approval of the OTS.  Federal savings institutions are also generally authorized to branch nationwide.  The Bank is in compliance with the noted restrictions.

All savings institutions are required to pay assessments to the OTS to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries.  The Bank’s annual OTS assessment for the fiscal year ended June 30, 2009 was $337,000.

Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower.  A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.  At June 30, 2009, the Bank’s limit on loans to one borrower or group of related borrowers was $19.3 million.  At June 30, 2009, the Bank’s largest lending relationship to a single borrower or group of borrowers totaled $7.3 million, consisting of multi-family and commercial real estate loans, all of which are performing according to their original terms.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB – San Francisco, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  At June 30, 2009, the Bank had $456.7 million of outstanding advances from the FHLB – San Francisco under an available credit facility of $703.3 million, based on 45% of total assets, which is limited to available collateral.  See “Business – Deposit Activities and Other Sources of Funds – Borrowings” on page 34 of this Form 10-K.

As a member, the Bank is required to purchase and maintain stock in the FHLB – San Francisco.  At June 30, 2009, the Bank had $33.0 million in FHLB – San Francisco stock, which was in compliance with this requirement.  The average dividend yield for fiscal 2009, 2008 and 2007 was 0.99%, 5.65% and 5.35%, respectively.  There is no guarantee that the FHLB – San Francisco will maintain its dividend.  On July 31, 2009, the FHLB – San Francisco declared a cash dividend for the quarter ended June 30, 2009 at an annualized rate of 0.84%.  The accrued cash dividend of $69,000 was recognized by the Bank in July 2009.

Under federal law, the FHLB is required to provide funds for the resolution of troubled savings institutions and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects.  These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.  These contributions also could have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank’s capital.

Insurance of Accounts and Regulation by the FDIC.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC.  The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC applies risk-based assessment system under authority granted by the Federal Deposit Insurance Reform Act of 2005, which was enacted in 2006 (“Reform Act”).  The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits subject to certain adjustments.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and  are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  The FDIC’s regulations include authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.  No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act provided the FDIC with authority to adjust the DIF ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%.  The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25%.

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

On May 22, 2009, the Board of Directors of the FDIC voted to levy a special assessment on insured institutions as part of the agency’s efforts to rebuild the DIF and help maintain public confidence in the banking system.  The final rule establishes a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment will be collected September 30, 2009.  Accordingly, the Bank accrued $734,000 for this special assessment in June 2009.

The special assessment is assessed against assets minus Tier 1 capital rather than domestic deposits, but the assessment will be capped at 10 basis points of an institution’s domestic deposits so that no institution would pay an amount higher than they would have paid under the interim rule.  The special assessment rule also permits the FDIC to impose two additional special assessments, each of the same amount or less, based on assets, capital and deposits as of September 30, 2009 and December 31, 2009, to be collected, respectively, on December 31, 2009 and March 30, 2010.  The FDIC has announced that the first additional special assessment is probable and the second is less certain.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  For the quarter ended June 30, 2009, this payment was established at 1.040 basis points (annualized) of assessable deposits.

Prompt Corrective Action.  The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, an institution is considered to be “undercapitalized” if it has a Tier 1 capital ratio of less than 4.0% (3.0% or less for institutions with the highest examination rating), a ratio of total capital to risk-weighted assets of less than 8.0%, or a ratio of Tier 1 capital to risk-weighted assets of less than 4.0%.  An institution that has a core capital ratio that is less than 3.0%, a total risk-based capital ratio less than 6.0%, and a Tier 1 risk-based capital ratio of less than 3.0% is considered to be “significantly undercapitalized” and an institution that has a tangible capital ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized.” OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The capital plan must include a guarantee by the institution’s holding company, capped at the lesser of 5.0% of the institution’s assets when it was on notice that it was undercapitalized, or the amount necessary to restore it to adequately capitalized status when it initially fails to comply with its capital restoration plan. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  Under various circumstances, the OTS also can take one or more of a number of further supervisory actions against an institution that is not at least adequately capitalized, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2009, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the OTS. The OTS defines “well capitalized” to mean that an institution has a core capital ratio of at least 5.0%, a ratio of total capital to risk-weighted assets of at least 10.0% and a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and is not subject to a written agreement, order or directive requiring it to maintain any specific capital measure.  An “adequately capitalized” institution is one that does not meet the definition of “well capitalized” and has a core capital ratio of at least 4.0%, a ratio of total capital to risk-weighted assets of at least 8.0% and a ratio of Tier 1 capital to risk-weighted assets of at least 4.0%.  The OTS may reclassify an institution to a lower capital category based on various supervisory criteria.  An “adequately capitalized” institution is subject to restrictions on deposit rates under the FDIC’s brokered deposit rule which covers, in some circumstances, deposits solicited directly by the institution.

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

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter.  As of June 30, 2009, the Bank maintained 98.81% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Capital Requirements.  OTS’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% core capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed above also establish, in effect, a minimum ratio of 2% tangible capital, 4% core capital (3% for institutions receiving the highest rating on the CAMELS system), 8% risk-based capital, and 4% Tier 1 risk-based capital.  The OTS regulations also require that, in meeting the tangible, core and risk-based capital ratios, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  At June 30, 2009, the Bank met each of these capital requirements.  For additional information, including the capital levels of the Bank, see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.

Limitations on Capital Distributions.  OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision or in trouble condition by the OTS may have its dividend authority restricted by the OTS.  The Bank currently is required to file an application and receive approval of the OTS prior to paying any dividends or making any capital distributions.

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

Activities of Associations and Their Subsidiaries.  When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must notify the FDIC and the OTS 30 days in advance and provide the information each agency may require.  Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

Transactions with Affiliates and Insiders. The Bank’s authority to engage in transactions with “affiliates” is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W.  The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. The Corporation and its non-savings institution subsidiaries would be affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital.  Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.  Federally insured savings institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower.  In addition, these institutions are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.  An institution deemed to be in “troubled condition” must file a notice with the OTS and obtain its non-objection to any transaction with an affiliate (subject to certain exemptions).

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

Environmental Issues Associated with Real Estate Lending.  The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), a federal statute, generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste.  However, Congress acted to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”), which was enacted in 1999, modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.   The Bank is subject to OTS regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.

Anti-Money Laundering and Customer Identification.  Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In March 2006, Congress re-enacted certain expiring provisions of the USA Patriot Act.

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

Activities Restrictions.  The GLBA provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below.  The GLBA also specifies, subject to a grandfather provision, that existing savings and loan holding companies may only engage in such activities.  The Corporation qualifies for the grandfathering and is therefore not restricted in terms of its activities.  Upon any non-supervisory acquisition by the company of another savings association as a separate subsidiary, the Corporation would become a multiple savings and loan holding company and would be limited to those activities permitted multiple savings and loan holding companies by OTS regulation.  Multiple savings and loan holding companies may engage in activities permitted for financial holding companies, and certain other activities including acting as a trustee under deed of trust and real estate investments.

If the Bank fails the QTL test, the Corporation must, within one year of that failure, register as, and will become subject to the restrictions applicable to bank holding companies.  See “Federal Regulation of Savings Institutions – Qualified Thrift Lender Test” on page 39 of this Form 10-K.

Mergers and Acquisitions.  The Corporation must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets.  In evaluating an application for the Corporation to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospectus of the Corporation and the target institution, the effect of the acquisition on the risk to the DIF, the convenience and the needs of the community and competitive factors.

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

Tax Bad Debt Reserves.  As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995.  Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method.  Instead, the Bank will be permitted to deduct as bad debt expense its specific charge-offs during the taxable year.  In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post 1987 additions to their bad debt tax reserves.  As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves.  As of June 30, 2009, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million.  Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below.  Currently, the Corporation uses the specific charge off method to account for bad debt deductions for income tax purposes.

Distributions.  To the extent that the Bank makes “non-dividend distributions” to the Corporation that are considered as made from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve.  Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank.  The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes).  See “Limitation on Capital Distributions” on page 40 of this Form 10-K for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.  During fiscal 2009, the Bank did not declare cash dividends to the Corporation while the Corporation declared and paid cash dividends to the shareholders of $994,000.

Corporate Alternative Minimum Tax.  The Internal Revenue Code of 1986 imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. In addition, only 90% of AMTI can be offset by net operating loss carryovers.  AMTI is increased by an amount equal to 75% of the amount by which the Corporation’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

Non-Qualified Compensation Tax Benefits.  During fiscal 2009, there were no shares of restricted common stock distributed to non-employee members of the Corporation’s Board of Directors.  There were no options to purchase shares of the Corporation’s common stock exercised as non-qualified stock options during fiscal 2009.  As a result, there were no federal tax benefits from non-qualified compensation realized in fiscal 2009.

Other Matters.   The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  The Internal Revenue Service also completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007.

State Taxation

California.  The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank).  At June 30, 2009, the Corporation’s net state tax rate was 8.5%.  Bad debt deductions are available in computing California franchise taxes using the specific charge-off method.  The Bank and its California subsidiaries file California franchise tax returns on a combined basis.  The Corporation will be treated as a general corporation subject to the general corporate tax rate.  There were no state tax benefits from non-qualified compensation realized in fiscal 2009, as previously described under the Federal Taxation section.

Delaware.  As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.  The Corporation paid the annual franchise tax of $136,000 in fiscal 2009.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

		Position
Name	Age (1)	Corporation	Bank
Craig G. Blunden	61	Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer

Richard L. Gale	58	-	Senior Vice President Provident Bank Mortgage

Kathryn R. Gonzales	51	-	Senior Vice President Retail Banking

Lilian Salter	54	-	Senior Vice President Chief Information Officer

Donavon P. Ternes	49	Chief Operating Officer Chief Financial Officer Corporate Secretary	Executive Vice President Chief Operating Officer Chief Financial Officer Corporate Secretary

David S. Weiant	50	-	Senior Vice President Chief Lending Officer

(1)	As of June 30, 2009.

Biographical Information

Set forth below is certain information regarding the executive officers of the Corporation and the Bank.  There are no family relationships among or between the executive officers.

Craig G. Blunden has been associated with the Bank since 1974 and has held his current positions at the Bank since

1991 and as President and Chief Executive Officer of the Corporation since its formation in 1996.  Mr. Blunden also serves on the City of Riverside Council of Economic Development Advisors and the Monday Morning Group.

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

Our business may continue to be adversely affected by downturns in the national economy and the regional economies on which we depend.

Since the latter half of 2007, severely depressed economic conditions have prevailed in portions of the United States and from time to time natural disasters have caused substantial damage in states such as California, where we hold substantially all of our loans.  As of June 30, 2009, approximately 85% of our real estate loans were secured by collateral and made to borrowers in Southern California.  A worsening of economic conditions in California, particularly Southern California, could have a materially adverse effect on our financial condition and results of operations.  Further, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, or other factors could impact our markets and, in turn, could result in the following consequences, among others, any of which could hurt our business materially:

•	loan delinquencies may increase;
•	problem assets and foreclosures may increase;
•	sales of foreclosed assets may slow down;
•	collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing capacity and reducing the value of assets and collateral securing our loans; and
•	demand for our products and services may decline.

Our loan portfolio is concentrated in loans with a higher risk of loss.

Most of our loans are secured by residential real property. Our real estate secured lending is generally sensitive to regional and local economic conditions as they significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Collateral evaluation and analysis of the borrower's financial position and ability to meet current payment obligations when these types of loans are originated requires detailed evaluation and review at the time of loan underwriting and on an ongoing basis. The decline in residential real estate values due to the downturn in the California housing market has reduced the value of the real estate collateral securing the majority of our loans and increased the risk that we would incur losses if borrowers defaulted on their loans. Continued declines in real estate sales and prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital, and damage our financial condition and business operations. These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

The various types of loans we hold in our loan portfolio are susceptible to specific risks as described below:

Our emphasis on non-traditional single-family residential loans exposes us to increased lending risk.  Our non-traditional single-family loans include interest-only loans, negative amortization and more than 30-year amortization loans, stated-income loans, low FICO score loans, and may bear higher credit risk.  As of June 30, 2009, these loans totaled $573.9 million, comprising 85% of total single-family mortgage loans held for investment and 49% of total loans held for investment.  In the case of interest-only loans a borrower's monthly payment is subject to change in the future when the loan converts to a fully-amortizing status.  Since the borrower’s monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, there is no assurance that the borrower will be able to afford the increased monthly payment.  In the case of stated income loans a borrower may misrepresent his income or source of income (which we have not verified) in order to obtain the loan.  The borrower may not have sufficient income to qualify for the loan amount and may not be able to make the monthly loan payment.  In the case of more than 30-year amortization loans the term of the loan requires many more monthly payments from the borrower (ultimately increasing the cost of the home) and subjects the loan to more interest rate cycles, economic cycles and employment cycles which increases the possibility that the borrower is negatively impacted by one of these cycles and is no longer willing or able to meet his monthly payment obligations.  We have recently seen a rise in delinquencies in our non-traditional loans held for investment.  As of June 30, 2009, 9.24% of such loans, totaling $53.0 million, were in non-performing status, compared to 2.24% of such loans, totaling $15.9 million, in non-performing status as of June 30, 2008.

Our commercial and multi-family real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial real estate and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate.  In addition, many of our commercial real estate and multi-family loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  At June 30, 2009, we had $495.3 million or 41.0% of total loans held for investment in commercial real estate and multi-family mortgage loans.

We are also subject to credit risks in connection with our single-family lending practices.

We are subject to credit risk in connection with our loans held for investment, loans held for sale at fair value, loans held for sale at lower of cost or market, investment securities and in connection with mortgage banking activities, particularly in the sale of loans (counter-party risk).

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

We are particularly exposed to downturns in the California housing market.  Dramatic declines in the housing market over the past two years -- with falling home prices, increases in foreclosures, unemployment and under-employment -- have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions, and even community based financial institutions such as our Bank.  Concerned about the stability of the financial markets and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including funding to other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally.  The resulting economic pressures on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations.  We do not expect that the difficult conditions in the financial markets are likely to significantly improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on  us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.

•
The process we use to estimate losses inherent in our loan portfolio requires difficult, subjective and complex judgments, including forecasts of economic conditions, particularly with respect to how these economic conditions might impair the ability of our borrowers to repay their debts.  The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates that may, in turn, impact the reliability of the process.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

Our provision for loan losses increased substantially during the past fiscal year and we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

For the fiscal year ended June 30, 2009 we recorded a provision for loan losses of $48.7 million compared to $13.1 million  for the fiscal year ended June 30, 2008, which severely impacted our results of operations for fiscal 2009.  We also recorded net loan charge-offs of $23.1 million for the fiscal year ended June 30, 2009 compared to $8.1 million for the fiscal year ended June 30, 2008.  We are experiencing increasing loan delinquencies and credit losses.  The deterioration in the general economy has become a significant contributing factor to the increased levels of loan delinquencies and non-performing assets. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures of our residential one- to four-family mortgage loans, which represent 84.2% of our non-performing assets at June 30, 2009.  At June 30, 2009, our total non-

performing assets, primarily single-family loans, had increased to $88.3 million compared to $32.5 million at June 30, 2008.

Further, our single family residential loan portfolio, which comprises approximately 57.5% of our total loan portfolio is concentrated in non-traditional single-family loans which include interest-only loans, negative amortization and more than 30-year amortization loans, stated-income loans, low FICO score loans that have a higher risk of default and loss than conforming residential mortgage loans.  As of June 30, 2009, these loans totaled $573.9 million, comprising 85% of total single-family mortgage loans held for investment and 49% of total loans held for investment.  See “Our loan portfolio is concentrated in loans with a higher risk of loss - Our emphasis on non-traditional single-family residential loans exposes us to increased lending risk” above.

If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses.  Moreover, if the recession lasts for a long period, we expect that it would negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

We may have continuing losses.

Although we reported net income of $10.5 million and $860,000, respectively, for the fiscal years ended June 30, 2007 and 2008, we recorded a net loss of $7.4 million for the fiscal year ended June 30, 2009. This lack of net income has primarily resulted from our high level of non-performing assets and the resultant increased provision for loan losses. We may continue to suffer further losses. See "Business– Delinquencies and Classified Assets.”

If our allowance for loan losses is not sufficient to cover actual loan losses, or if we are required to increase our provision for loan losses, our earnings could be reduced.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Material additions to the allowance or increases in our provision for loan losses could have a material adverse effect on our financial condition and results of operations. Our allowance for loan losses was 3.75% of gross loans held for investment and 63.3% of non-performing loans at June 30, 2009.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by the bank regulators, may have a materially adverse effect on our financial condition and results of operations.

Furthermore, we may elect to increase our provision for loan losses in light of our assessment of economic conditions and other factors from time to time.  We may elect to make further increases in our quarterly provision for loan losses in the future, particularly if economic conditions continue to deteriorate, which also could have a materially adverse effect on our financial condition and results of operations.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as REO, and at certain other times during the assets holding period.  Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (“fair value”). A charge-off is recorded for any excess in the assets NBV over its fair value.  If our valuation process is incorrect, the fair value of the investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our REO and may require us to recognize further charge-offs.  Any increase in our charge-offs, as required by the bank regulators, may have a materially adverse effect on our financial condition and results of operations.

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

We rely on customer deposits, advances from the FHLB – San Francisco and other borrowings to fund our operations.  Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB – San Francisco or market conditions were to change. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs and our profitability would be adversely affected.

Although we consider such sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives.  Additional borrowings may not be available to us in the future or, if available, may not be available on reasonable terms.  If additional financing sources are unavailable or are not available to us on reasonable terms, our growth and future prospects could be adversely affected.

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

Our mortgage banking business is subject to additional interest rate risk.  For instance, rising interest rates may lower the loan origination volume thereby reducing the gain on sale of loans.  Additionally, since the loan origination volume is hedged against interest rate fluctuations with loan sale commitments and put option contracts or other derivative financial instruments, rising or falling interest rates may alter the actual loan origination volume such that the hedges are insufficient to protect our profitability margins.  Also, we cannot be assured that the value of the instruments we use to hedge our loan origination volume will react to the interest rate fluctuations in the same manner as the value of the loan origination commitments.  These inconsistencies may also significantly impact profitability.

For further information on our interest rate risks, see the discussion included in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” on page 73 of this Form 10-K.

Secondary mortgage market conditions could have a material adverse impact on our financial condition and earnings.

In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities.  These conditions may fluctuate or even worsen in the future.  In light of current conditions, there is a higher risk to retaining a larger portion of mortgage loans than we would in other environments until they are sold to investors.  While our capital and liquidity positions are currently strong and we believe we have sufficient capacity to hold additional mortgage loans until investor demand improves and yield requirements moderate, our capacity to retain mortgage loans is limited.  As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes and could have a material adverse impact on our future earnings and financial condition.

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

We are subject to extensive federal and state regulation and supervision, primarily through the Bank and certain non-bank subsidiaries.  Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among others.  Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.  For further information, see “Item 1. Business - REGULATION” on page 36 of this Form 10-K.

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

Provident Financial Holdings, Inc. is a separate and distinct legal entity from its subsidiaries.  We receive substantially all of our revenue from dividends from our subsidiaries.  These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us.  Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  Additionally, the Bank may experience periods of deteriorating earnings and cannot pay, or may otherwise be restricted by its banking regulators from paying dividends to the Corporation.  In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay obligations or pay dividends on our common stock.  The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control, and on our financial performance.  Accordingly, we may not be able to raise additional capital if needed, or if available, on terms that will be acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”).  EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.”  EESA includes additional provisions directed at bolstering the economy, including:

•	Authority for the Federal Reserve to pay interest on depository institution balances;
•	Mortgage loss mitigation and homeowner protection;
•	Temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2013; and
•	Authority to the Securities and Exchange Commission (the “SEC”) to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

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

The FDIC established its Temporary Liquidity Guarantee Program (TLGP) in October, 2008.  Under the interim rule for the TLGP, there are two parts to the program: the Debt Guarantee Program (DGP) and the Transaction Account Guarantee Program (TAGP).   Eligible entities are participants unless they opted out on or before December 5, 2008 and pay various fees.

Under the DGP, the FDIC guarantees new senior unsecured debt certain convertible debt of an eligible holding companies and insured institutions issued no later than October 31, 2009.  The guarantee is effective through the earlier of the maturity date or June 30, 2012 (for debt issued before April 1, 2009) or December 31, 2012 (for debt issued on or after April 1, 2009) .  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009, or for certain institutions, 2% of liabilities as of September 30, 2008.

Under the TAGP, the FDIC provides unlimited deposit insurance coverage for non interest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into non interest-bearing savings accounts.  NOW accounts and money market deposit accounts are not covered.  The TAGP remains in effect for participants until December 31, 2009, and unless they opt out of the extension, through the extension period from January 1, 2010 through June 30, 2010.

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

The actual impact that EESA, ARRA and such related measures undertaken to alleviate the credit crisis, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Our federal thrift charter may be eliminated under the Administration's Financial Regulatory Reform Plan.

The administration has proposed the creation of a new federal government agency, the National Bank Supervisor ("NBS") that would charter and supervise all federally chartered depository institutions, and all federal branches and agencies of foreign banks. It is proposed that the NBS take over the responsibilities of the Office of the Comptroller of the Currency, which currently charters and supervises nationally chartered banks, and responsibility for the institutions currently supervised by the Office of Thrift Supervision, which supervises federally chartered thrift and thrift holding companies, such as Provident Financial Holdings and Provident Savings Bank. In addition, under the administration's proposal, the thrift charter, under which Provident Savings Bank is organized, would be eliminated. If the administration's proposal is finalized, Provident Savings Bank may be subject to a new charter mandated by the NBS. There is no assurance as to how this new charter, or the supervision by the NBS, will affect our operations going forward.

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

Our FDIC deposit insurance expense for fiscal 2009 was $1.9 million, including the FDIC special assessment of $734,000 recorded in June 2009 and payable on September 30, 2009.  Deposit insurance assessments will increase in 2009 due to recent strains on the FDIC DIF resulting from the cost of recent bank failures and an increase in the number of institutions likely to fail over the next few years.  The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF.  Effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 45 basis points depending on the applicable Risk Category.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  The FDIC also has authority to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC has adopted a rule imposing a special assessment of five basis points on the amount of each FDIC-insured depository institution’s assets, reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premium) as of June 30, 2009.  The special assessment will be collected on September 30, 2009.  The special assessment rule also permits the FDIC to impose additional special assessments, each of the same amount or less, based on assets, capital and deposits as of September 30, 2009 and December 31, 2009, to be collected, respectively, on December 31, 2009 and March 30, 2010.  The FDIC has announced that the first additional special assessment is probable and the second is less certain.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties

At June 30, 2009, the net book value of the Bank’s property (including land and buildings) and its furniture, fixtures and equipment was $6.3 million.  The Bank’s home office is located in Riverside, California.  Including the home office, the Bank has 14 retail banking offices, 13 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley (2), Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe. One office is located in Redlands, San Bernardino County, California.  The Bank owns eight of the retail banking offices and has six leased retail banking offices.  The leases expire from 2009 to 2013.  The Bank also leases four stand-alone loan production offices, which are located in Glendora, Pleasanton, Rancho Cucamonga and Riverside, California.  The leases expire from 2009 to 2012.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol PROV.  The following table provides the high and low sales prices for Provident Financial Holdings, Inc. common stock during the last two fiscal years.  As of June 30, 2009, there were approximately 341 stockholders of record.

	First	Second	Third	Fourth
	(Ended September 30)	(Ended December 31)	(Ended March 31)	(Ended June 30)

2009 Quarters:
High	$ 10.28	$ 9.12	$ 6.31	$ 7.87
Low	$ 6.10	$ 4.00	$ 4.00	$ 5.00

2008 Quarters:
High	$ 24.99	$ 25.17	$ 18.40	$ 16.65
Low	$ 17.51	$ 16.03	$ 12.00	$ 9.44

The Corporation adopted a quarterly cash dividend policy on July 24, 2002.  Quarterly dividends of $0.05, $0.05, $0.03 and $0.03 per share were paid for the quarters ended September 30, 2008, December 31, 2008, March 31,

2009 and June 30, 2009, respectively.  By comparison, quarterly dividends of $0.18, $0.18, $0.18 and $0.10 per share were paid for the quarters ended September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008, respectively.  Future declarations or payments of dividends will be subject to the approval of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  In addition, the Corporation’s wholly-owned operating subsidiary, the Bank, is required to file an application and receive approval of the OTS prior to paying any dividends or making any capital distributions to the Corporation.  See “Item 1. Business – Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” on page 40 of this Form 10-K.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

The Corporation repurchases its common stock consistent with Board approved stock repurchase plans.  On June 26, 2008, the Corporation announced a stock repurchase program to repurchase up to five percent of its common stock (approximately 310,385 shares).  Consistent with the short-term strategy to preserve capital, the Corporation did not purchase any shares under the June 2008 stock repurchase program in fiscal 2009.  The June 2008 stock repurchase program expired on June 26, 2009.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return on the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index.  Total return assumes the reinvestment of all dividends.

 COMPARISON OF CUMULATIVE TOTAL RETURNS*

140
120
100
80
60
40
20
PROV
NASDAQ Stock Index
NASDAQ Bank Index
6/30/04
6/30/05
6/30/06
6/30/07
6/30/08
6/30/09

	6/30/04	6/30/05	6/30/06	6/30/07	6/30/08	6/30/09
PROV	$100.00	$121.19	$132.03	$112.81	$44.22	$26.69
NASDAQ Stock Index	$100.00	$101.10	$107.49	$128.14	$112.05	$72.23
NASDAQ Bank Index	$100.00	$106.77	$113.96	$116.02	$72.47	$53.87

* Assumes that the value of the investment in the Corporation’s common stock and each index was $100 on June 30, 2004 and that all dividends were reinvested.

See Part III, Item 12 of this Form 10-K for information regarding the Corporation’s Equity Compensation Plans, which is incorporated into this Item 5 by reference.

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

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-K contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.  You should not place undue reliance on these statements, as they are subject to risks and uncertainties.  When considering these forward-looking statements, you should keep these risks and uncertainties in mind, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations by the OTS and of our bank subsidiary by the FDIC, the OTS or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Corporation’s reports filed with the SEC.

Critical Accounting Policies

The discussion and analysis of the Corporation’s financial condition and results of operations are based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the dates and for the periods of the financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

The allowance for loan losses involves significant judgment and assumptions by management, which have a material impact on the carrying value of net loans.  Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  The allowance has two components: a formula allowance for groups of homogeneous loans and a specific valuation allowance for identified problem loans.  Each of these components is based upon estimates that can change over time.  The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future.  The history is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.  For further details, see “Comparison of Operating Results for the Years Ended June 30, 2009 and 2008 - Provision for Loan Losses” on page 63 and page 67 of this Form 10-K.   See also Item 1. “Business – Delinquencies and Classified Assets – Allowance for Loan Losses” on page 25 of this Form 10-K.

Interest is not accrued on any loan when its contractual payments are more than 90 days delinquent or if the loan is deemed impaired.  In addition, interest is not recognized on any loan where management has determined that collection is not reasonably assured.  A non-performing loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.

SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” requires that derivatives of the Corporation be recorded in the consolidated financial statements at fair value.  Management considers this accounting policy to be a critical accounting policy.  The Bank’s derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, loan sale commitments and option contracts to mitigate the risk of the commitments.  Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends.  The fair value adjustments of the derivatives are recorded in the Consolidated Statements of Operations with offsets to other assets or other liabilities in the Consolidated Statements of Financial Condition.

Management accounts for income taxes by estimating future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws.  These differences result in deferred tax assets and liabilities, which are included in the Corporation’s Consolidated Statements of Financial Condition.  Management’s judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.  Therefore, management considers its accounting for income taxes to be a critical accounting policy.

Executive Summary and Operating Strategy

Provident Savings Bank, F.S.B. established in 1956 is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California.  The Bank conducts its business operations as Provident Bank, Provident Bank Mortgage, a division of the Bank, and through its subsidiary, Provident Financial Corp.  The business activities of the Corporation, primarily through the Bank and its subsidiary, consist of community banking, mortgage banking, and to a lesser degree, investment services and trustee services on behalf of the Bank.

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, and wire transfer fees, among others.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  During the next three years the Corporation intends to improve the community banking business by: (i) decreasing the percentage of investment securities to total assets and increasing the percentage of loans held for investment to total assets; (ii) decreasing the concentration of single-family mortgage loans within loans held for investment; and (iii) increasing the concentration of higher yielding multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”).  In addition, over time, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately an increase in net interest income.

Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences.  The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process.  The Corporation will continue to restructure its operations in response to the rapidly changing mortgage banking environment.  Changes may include a different product mix, further tightening of underwriting standards, a reduction in its operating expenses or a combination of these and other changes.

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

As a result of the challenging business environment, the Corporation’s current short-term strategy is to preserve capital and maintain the Bank’s “well-capitalized” regulatory capital designation; deleverage the balance sheet; reduce credit risk; and augment liquidity.  Deleveraging the balance sheet is a significant component of the short-term strategy because doing so improves the Corporation’s capital ratio and reduces credit risk at the same time since loans that are prepaying or maturing are not replaced.  The Corporation has augmented liquidity by increasing cash on hand.  The single most significant matter facing the Corporation remains asset quality and the Corporation has dedicated a significant number of resources to deal with asset quality issues.  The Corporation remains committed to quickly identifying any problem loans within the loans held for investment portfolio, to timely record any related losses that the Corporation may experience, and to quickly dispose of the resultant real estate owned properties.

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, changes in regulation and changes in the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  See “Risk Factors.”

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

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at June 30, 2009 and the effect such obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
	1 Year	Over 1 to	Over 3 to	Over
(In Thousands)	or Less	3 Years	5 Years	5 Years	Total
Operating obligations	$ 793	$ 1,280	$ 361	$ -	$ 2,434
Time deposits	547,124	56,491	45,569	3,600	652,784
FHLB – San Francisco advances	127,839	254,510	94,617	18,968	495,934
FHLB – San Francisco letter of credit	5,000	-	-	-	5,000
FHLB – San Francisco MPF credit enhancement	3,147	-	-	-	3,147
Total	$ 683,903	$ 312,281	$ 140,547	$ 22,568	$ 1,159,299

The expected obligations for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on their respective contractual terms.

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and commitments to purchase investment securities. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition included in Item 8 of this Form 10-K.  The Corporation’s exposure to credit loss, in the event of non-performance by the other party to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.  As of June 30, 2009 and 2008, these commitments were $105.7 million and $29.4 million, respectively.

Comparison of Financial Condition at June 30, 2009 and June 30, 2008

Total assets decreased $52.8 million, or 3%, to $1.58 billion at June 30, 2009 from $1.63 billion at June 30, 2008.  The decrease was primarily a result of a decrease of $202.6 million in loans held for investment, significantly offset by an increase of $135.5 million in loans held for sale at fair value.

Total investment securities decreased $27.8 million, or 18%, to $125.3 million at June 30, 2009 from $153.1 million at June 30, 2008.  A total of $8.1 million of investment securities were purchased in fiscal 2009, while $65,000 of investment securities matured and $37.8 million of principal payments were received on mortgage-backed securities.  The principal reduction of mortgage-backed securities was primarily attributable to mortgage prepayments and the scheduled principal payments of the underlying mortgage loans.

Loans held for investment decreased $202.6 million, or 15%, to $1.17 billion at June 30, 2009 from $1.37 billion at June 30, 2008.  This decrease was primarily a result of $166.6 million of loan prepayments and $63.4 million of real estate acquired in the settlement of loans, which was partly offset by originating and purchasing $29.3 million of loans held for investment.  The decrease in loans held for investment is consistent with the short-term operating strategy to deleverage the balance sheet, improve capital ratios and mitigate credit and liquidity risk.

The table below describes the geographic dispersion of real estate secured loans held for investment at June 30, 2009, as a percentage of the total dollar amount outstanding (dollars in thousands):

	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$211,400	30%	$380,227	55%	$94,111	14%	$8,616	1%	$694,354	100%
Multi-family	34,624	9%	264,239	71%	70,079	19%	3,682	1%	372,624	100%
Commercial real estate	62,201	51%	56,489	46%	2,364	2%	1,643	1%	122,697	100%
Construction	4,113	91%	400	9%	-	-%	-	-%	4,513	100%
Other	2,513	100%	-	-%	-	-%	-	-%	2,513	100%
Total	$314,851	26%	$701,355	59%	$166,554	14%	$13,941	1%	$1,196,701	100%

(1) Other than the Inland Empire.

During fiscal 2009, the Bank originated $1.35 billion in new loans, primarily through PBM, and purchased $595,000 from other financial institutions.  A total of $1.20 billion of loans were sold during fiscal 2009.  PBM loan production was sold primarily on a servicing released basis.  The total loan origination volume was higher than last year, due primarily to lower interest rates and a less competitive environment, despite more stringent underwriting standards and the general decline in real estate values.

The outstanding balance of loans held for sale at fair value and loans held for sale at lower of cost or market increased to $146.0 million at June 30, 2009 from $28.5 million at June 30, 2008.  The Corporation elected the fair value option (SFAS No. 159) for PBM loans originated for sale on May 28, 2009 and thereafter (See “Comparison of Operating Results for the Years Ended June 30, 2009 and 2008 – Non-Interest Income” on page 64 and page 67 of this Form 10-K).  The increase was due primarily to higher loan originations and the timing difference between loan originations and loan sale settlements.  The increase in loan originations was primarily attributable to relatively low mortgage interest rates and less competition.  Actions by the Department of Treasury and Federal Reserve in response to the credit crisis resulted in the ancillary benefit of significantly lower mortgage interest rates.

Total real estate owned was $16.4 million at June 30, 2009, up 74% from $9.4 million at June 30, 2008.  As of June 30, 2009, real estate owned was comprised of 80 properties, primarily single-family residences and single-family undeveloped lots located in Southern California.  This compares to 45 real estate owned properties at June 30, 2008, primarily single-family residences located in Southern California.  The increase in real estate owned was due primarily to foreclosures resulting from weakness in the real estate market, stricter underwriting standards, less liquidity in the secondary market, deterioration of some borrowers’ credit capacity, limited refinance opportunity and other related factors.  During fiscal 2009, the Bank acquired 157 real estate owned properties in the settlement of loans and sold 122 properties.

Total deposits decreased $23.2 million, or 2%, to $989.2 million at June 30, 2009 from $1.01 billion at June 30, 2008.  The decrease in deposits was primarily in time deposits which decreased $26.8 million, or 4%, to $636.9 million at June 30, 2009 from $663.7 million at June 30, 2008.  The decrease in deposits, particularly in time deposits, is consistent with the short-term operating strategy of deleveraging the balance sheet.  In fiscal 2009, the Bank did not compete aggressively to attract time deposits, but continued to maintain and improve core deposits or transaction accounts.  During fiscal 2009, the Bank began providing free ATM access to over 36,000 ATMs nationwide, opened a new retail banking branch in Moreno Valley, California and implemented a number of transaction account acquisition and retention growth strategies such as cross-selling additional products and services to transaction account customers.

Borrowings, primarily FHLB – San Francisco advances, decreased $22.6 million, or 5%, to $456.7 million at June 30, 2009 from $479.3 million at June 30, 2008.  FHLB – San Francisco advances were primarily used to supplement the funding needs of the Bank.

Total stockholders’ equity decreased $9.1 million, or 7%, to $114.9 million at June 30, 2009 from $124.0 million at June 30, 2008.  The decrease in stockholders’ equity during fiscal 2009 was primarily attributable to the net loss in fiscal 2009 and cash dividends to shareholders, partly offset by an increase in other comprehensive income.  During fiscal 2009, the Corporation declared and distributed cash dividends to its shareholders of $994,000, or $0.16 per share.  The Corporation’s book value per share decreased to $18.48 at June 30, 2009 from $19.97 at June 30, 2008.

Comparison of Operating Results for the Years Ended June 30, 2009 and 2008

General.  The Corporation recorded a net loss of $7.4 million, or a net loss of $1.20 per diluted share, for the fiscal year ended June 30, 2009, as compared to net income of $860,000, or $0.14 per diluted share, for the fiscal year ended June 30, 2008.  The $8.3 million decrease in net income in fiscal 2009 was primarily attributable to a $35.6 million increase in the provision for loan losses, partly offset by a $15.0 million increase in non-interest income.  The Corporation’s efficiency ratio improved to 47% in fiscal 2009 from 65% in fiscal 2008.  Return on average assets in fiscal 2009 decreased to negative (0.47)% from 0.05% in fiscal 2008.  Return on average equity in fiscal 2009 decreased to negative (6.20)% from 0.68% in fiscal 2008.

Net Interest Income.  Net interest income before provision for loan losses increased $2.4 million, or 6%, to $43.8 million in fiscal 2009 from $41.4 million in fiscal 2008.  This increase resulted principally from an increase in the net interest margin, partly offset by a decrease in average earning assets.  The average net interest margin increased 25 basis points to 2.86% in fiscal 2009 from 2.61% in fiscal 2008.  The average balance of earning assets decreased $56.2 million, or 4%, to $1.53 billion in fiscal 2009 from $1.59 billion in fiscal 2008.

Interest Income.  Interest income decreased $9.8 million, or 10%, to $85.9 million for fiscal 2009 from $95.7 million for fiscal 2008.  The decrease in interest income was primarily a result of decreases in the average balance and the average yield of earning assets.  The decrease in average earning assets was primarily attributable to the decrease in loans receivable and investment securities, partly offset by an increase in federal funds.  The average yield on earning assets decreased 42 basis points to 5.62% in fiscal 2009 from 6.04% in fiscal 2008.  The decrease in the average yield on earning assets was the result of a decrease in the average yield on loans receivable, investment securities and FHLB – San Francisco stock during fiscal 2009.  The decline on the average earning assets is consistent with the current short-term strategy of maintaining capital ratios, improving liquidity and reducing credit risk.

Loan interest income decreased $7.5 million, or 9%, to $78.8 million in fiscal 2009 from $86.3 million in fiscal 2008.  This decrease was attributable to a lower average loan balance and a lower average loan yield.  The average balance of loans receivable decreased $55.3 million, or 4%, to $1.34 billion during fiscal 2009 from $1.40 billion during fiscal 2008.  The average loan yield during fiscal 2009 decreased 31 basis points to 5.87% from 6.18% during fiscal 2008.  The decrease in the average loan yield was primarily attributable to higher non-performing loans, which required interest income reversals, and adjustable-rate loans repricing to lower interest rates.  Total non-performing loans increased to $71.8 million at June 30, 2009 from $23.2 million at June 30, 2008.

Interest income from investment securities decreased $746,000, or 10%, to $6.8 million in fiscal 2009 from $7.6 million in fiscal 2008.  This decrease was primarily a result of a decrease in the average yield and a decrease in the average balance.  The average yield on the investment securities decreased 15 basis points to 4.72% during fiscal 2009 from 4.87% during fiscal 2008.  The decrease in the average yield of investment securities was primarily a result of higher premium amortization, the repricing of adjustable-rate MBS to lower interest rates and the MBS principal payments which had a higher average yield than the average yield of all investment securities.  The premium amortization in fiscal 2009 was $160,000, compared to the premium amortization of $16,000 in fiscal 2008.  The average balance of investment securities decreased $10.9 million, or 7%, to $144.6 million in fiscal 2009 from $155.5 million in fiscal 2008.

FHLB – San Francisco stock dividends decreased by $1.5 million, or 82%, to $324,000 in fiscal 2009 from $1.8 million in fiscal 2008.  This decrease was attributable to the FHLB – San Francisco’s decision to reduce dividends in order to preserve its capital in response to the recent economic downturn.

Interest Expense.  Total interest expense for fiscal 2009 was $42.2 million as compared to $54.3 million for fiscal 2008, a decrease of $12.2 million, or 22%.  This decrease was primarily attributable to a decrease in the average cost and a lower average balance of interest-bearing liabilities.  The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $42.7 million, or 3%, to $1.44 billion during fiscal 2009 from $1.48 billion during fiscal 2008.  The average cost of interest-bearing liabilities was 2.94% during fiscal 2009, down 74 basis points from 3.68% during fiscal 2008.

Interest expense on deposits for fiscal 2009 was $23.5 million as compared to $34.6 million for the same period of fiscal 2008, a decrease of $11.1 million, or 32%.  The decrease in interest expense on deposits was primarily attributable to a decrease in the average balance of time deposits coupled with a lower average cost.  The average balance of deposits decreased $56.4 million, or 6%, to $955.7 million during fiscal 2009 from $1.01 billion during fiscal 2008.  The average balance of time deposits decreased by $45.5 million, or 7%, to $621.3 million in fiscal 2009 from $666.8 million in fiscal 2008.  The average cost of deposits decreased to 2.45% in fiscal 2009 from 3.42% during fiscal 2008, a decrease of 97 basis points.  The average cost of time deposits in fiscal 2009 was 3.24%, down 127 basis points, from 4.51% in fiscal 2008.

Interest expense on borrowings, primarily FHLB – San Francisco advances, for fiscal 2009 decreased $1.0 million, or 5%, to $18.7 million from $19.7 million for fiscal 2008.  The decrease in interest expense on borrowings was primarily a result of a lower average cost, partly offset by a higher average balance.  The average cost of borrowings decreased to 3.90% for fiscal 2009 from 4.24% in fiscal 2008, a decrease of 34 basis points.  The decrease in the average cost of borrowings was the result of lower overnight interest rates and maturities of long-term advances with higher interest rates.  The average balance of borrowings increased $13.8 million, or 3%, to $479.3 million during fiscal 2009 from $465.5 million during fiscal 2008 as a result of the use of borrowings to fund the increase in the average balance of loans held for sale at fair value and loans held for sale at the lower of cost or market.

Provision for Loan Losses.  During fiscal 2009, the Corporation recorded a provision for loan losses of $48.7 million, compared to a provision for loan losses of $13.1 million during fiscal 2008.  The provision for loan losses in fiscal 2009 was primarily attributable to an increase in loan classification downgrades, including an increase in non-performing loans ($41.6 million loan loss provision) and an increase in the general loan loss allowance for loans held for investment ($10.5 million loan loss provision), partly offset by a decline in loans held for investment ($3.4 million loan loss provision recovery).  The general loan loss allowance was augmented to reflect the additional risk of loans held for investment resulting from the deteriorating general economic conditions in the U.S. and Southern California, in particular, such as higher unemployment rates, negative gross domestic product, declining real estate values and lower retail sales.

Non-performing assets, with underlying collateral primarily located in Southern California, increased to $88.3 million, or 5.59% of total assets, at June 30, 2009, compared to $32.5 million, or 1.99% of total assets, at June 30, 2008.  The non-performing assets at June 30, 2009 were primarily comprised of 190 single-family loans ($57.9 million); six multi-family loans ($4.9 million); seven commercial real estate loans ($2.7 million); 10 construction loans ($2.3 million, nine of which, or $250,000, are associated with the previously disclosed Coachella, California construction loan fraud); one undeveloped lot loan ($1.6 million); eight commercial business loans ($1.2 million); nine single-family loans repurchased from, or unable to be sold to investors ($1.3 million); and real estate owned comprised of 63 single-family properties ($15.1 million), one developed lot ($852,000) and 16 undeveloped lots acquired in the settlement of loans ($420,000, 14 of which, or $389,000, are associated with the Coachella, California construction loan fraud).  As of June 30, 2009, 43%, or $30.7 million of non-performing loans have a current payment status.  Net charge-offs in fiscal 2009 were $23.1 million or 1.72% of average loans receivable, compared to $8.1 million or 0.58% of average loans receivable in fiscal 2008.

Classified assets at June 30, 2009 were $116.1 million, comprised of $24.3 million in the special mention category, $75.4 million in the substandard category and $16.4 million in real estate owned.  Classified assets at June 30, 2008 were $68.6 million, consisting of $29.4 million in the special mention category, $29.8 million in the substandard category and $9.4 million in real estate owned.  Classified assets increased at June 30, 2009 from the June 30, 2008 level primarily as a result of additional loan classification downgrades.  See details on “Delinquencies and Classified Assets” on page 19 of this Form 10-K.

In fiscal 2009, 92 loans for $41.5 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans.  As of June 30, 2009, the outstanding balance of restructured loans was $40.9 million:  31 are classified as pass, are not included in the classified asset totals described earlier and remain on accrual status ($10.8 million); one is classified as special mention and remains on accrual status ($328,000); 78 are classified as substandard on non-performing status ($29.8 million); and three are classified as loss and fully reserved.  As of June 30, 2009, 83%, or $33.9 million of the restructured loans have a current payment status.

The allowance for loan losses was $45.4 million at June 30, 2009, or 3.75% of gross loans held for investment, compared to $19.9 million, or 1.43% of gross loans held for investment at June 30, 2008.  The allowance for loan losses at June 30, 2009 includes $25.3 million of specific loan loss reserves, compared to $6.5 million of specific loan loss reserves at June 30, 2008.  Management believes that, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment.  See details on “Allowance for Loan Losses” on page 25, “Single-Family Mortgage Loans” on page 5 and “Multi-Family and Commercial Real Estate Mortgage Loans” on page 9 of this Form 10-K.

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management’s continuing analysis of the factors underlying the quality of the loans held for investment.  These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the realizable value of the collateral securing the loans.  Provisions for loan losses are charged against operations on a monthly basis, as necessary, to maintain the allowance at appropriate levels.  Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the loans held for investment.  Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Bank’s loans held for investment, will not request the Bank to significantly increase its allowance for loan losses.  Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory and other conditions beyond the control of the Bank.

Non-Interest Income.  Total non-interest income increased $15.0 million, or 288%, to $20.2 million in fiscal 2009 from $5.2 million in fiscal 2008.  The increase was primarily attributable to an increase in the gain on sale of loans.

Loan servicing and other fees decreased $907,000, or 51%, to $869,000 during fiscal 2009 from $1.8 million during fiscal 2008.  The decrease was primarily attributable to lower brokered loan fees and lower prepayment fees.  Total brokered loans in fiscal 2009 were $1.9 million, down $14.1 million, or 88%, from $16.0 million in the same period of fiscal 2008 as a result of adverse real estate markets in Southern California.  Total scheduled principal payments and loan prepayments were $166.6 million in fiscal 2009, down $86.5 million, or 34%, from $253.1 million in fiscal 2008, resulting in lower prepayment fees.

The gain on sale of loans increased $16.0 million, or 1,600%, to $17.0 million for fiscal 2009 from $1.0 million in fiscal 2008.  The increase was a result of a higher volume of loans originated for sale and a higher average loan sale margin.  Total loans originated for sale in fiscal 2009 were $1.32 billion as compared to $398.7 million in fiscal 2008, up $918.9 million or 230%.  The average loan sale margin for PBM during fiscal 2009 was 1.20%, up 93 basis points from 0.27% during fiscal 2008.  The increase in the average loan sale margin was due primarily to fewer competitors and improved secondary market liquidity.  The gain on sale of loans includes a gain of $2.3 million on derivative financial instruments as a result of SFAS No. 133 in fiscal 2009, compared to a loss of $317,000 in fiscal 2008.  The gain on sale of loans for fiscal 2009 includes an unrealized gain of $1.9 million attributable to the election of the fair value option of SFAS No. 159 on loans held for sale that are originated by PBM, the Bank’s mortgage banking division.  The gain on sale of loans in fiscal 2009 was partially reduced by a $3.4 million recourse provision on loans sold that are subject to repurchase, compared to a $1.5 million recourse provision in fiscal 2008.  The mortgage banking environment has recently shown tremendous improvement as a result of the significant decline in mortgage interest rates but remains highly volatile as a result of the well-publicized deterioration of the single-family real estate market.

The sale and operations of real estate owned acquired in the settlement of loans reflected a net loss of $2.5 million in fiscal 2009, as compared to a net loss of $2.7 million in fiscal 2008.  The net loss in fiscal 2009 was comprised of a $128,000 net loss on the sale of 122 real estate owned properties, operating expenses of $2.1 million and a $290,000 provision for losses on real estate owned.  This compares to the net loss in fiscal 2008, which was comprised of a $932,000 net loss on the sale of 37 real estate owned properties, operating expenses of $1.2 million and a $517,000 provision for losses on real estate owned.

Other operating income in fiscal 2009 decreased $577,000 or 27% to $1.6 million from $2.2 million in fiscal 2008.  The decrease was primarily attributable to a decrease in investment services fees, resulting from weakness in the equity market and the economic downturn.

Non-Interest Expense.  Total non-interest expense in fiscal 2009 was $30.0 million, a decrease of $331,000 or 1%, as compared to $30.3 million in fiscal 2008.  The decrease in non-interest expense was primarily the result of decreases in compensation, partly offset by an increase in deposit insurance premiums and regulatory assessments.

Compensation expense decreased $1.6 million, or 8%, to $17.4 million in fiscal 2009 from $19.0 million in fiscal 2008.  The decrease in compensation expense was primarily due to a net recovery of ESOP expenses ($2.6 million) resulting from the ESOP self correction which was approved by the Internal Revenue Service and ratified by the Corporation’s Board of Directors, partly offset by higher incentive compensation resulting primarily from higher loan originations in fiscal 2009.

Deposit insurance premiums and regulatory assessments increased $1.4 million, or 172%, to $2.2 million in fiscal 2009 from $804,000 in fiscal 2008.  The increase was a result of an increase in FDIC deposit insurance premiums and the FDIC special assessment of $734,000 in June 2009, payable in September 2009.

Income Taxes.  The benefit for income taxes was $7.2 million for fiscal 2009, representing an effective tax rate of 49.3%, as compared to the provision for income taxes of $2.4 million in fiscal 2008, representing an effective tax rate of 73.4%.  The decrease in the effective tax rate was primarily the result of a lower percentage of permanent tax differences relative to income before taxes.  The Corporation determined that the above tax rates meet its income tax obligations.

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

Interest Income.  Interest income decreased $5.3 million, or 5%, to $95.7 million for fiscal 2008 from $101.0 million for fiscal 2007.  The decrease in interest income was primarily a result of decreases in the average balance and the average yield of earning assets.  The decrease in average earning assets was primarily attributable to the decrease in loans receivable, investment securities and FHLB – San Francisco stock.  The average yield on earning assets decreased two basis points to 6.04% in fiscal 2008 from 6.06% in fiscal 2007.  The decrease in the average yield on earning assets was the result of a decrease in the average yield of loans receivable, partly offset by increases in the average yield of investment securities and FHLB – San Francisco stock during fiscal 2008.

Loan interest income decreased $5.2 million, or 6%, to $86.3 million in fiscal 2008 from $91.5 million in fiscal 2007.  This decrease was attributable to a lower average loan balance and a lower average loan yield.  The average balance of loans outstanding, including receivable from sale of loans and loans held for sale at lower of cost or market, decreased $48.9 million, or 3%, to $1.40 billion during fiscal 2008 from $1.45 billion during fiscal 2007.  The average loan yield during fiscal 2008 decreased 15 basis points to 6.18% from 6.33% during fiscal 2007.  The decrease in the average loan yield was primarily attributable to higher non-performing loans, which required interest income reversals.  Total non-performing loans increased to $23.2 million at June 30, 2008 from $15.9 million at June 30, 2007.

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

The gain on sale of loans decreased $8.3 million, or 89%, to $1.0 million for fiscal 2008 from $9.3 million in fiscal 2007.  The decrease was a result of a lower average loan sale margin and a lower volume of loans originated for sale in fiscal 2008.  The average loan sale margin for PBM during fiscal 2008 was 0.27%, down 56 basis points from 0.83% during fiscal 2007.  The gain on sale of loans includes a loss of $317,000 on derivative financial instruments as a result of SFAS No. 133 in fiscal 2008, compared to a gain of $212,000 in fiscal 2007.  The gain on sale of loans also includes a recourse provision of $1.5 million in fiscal 2008 and $347,000 in fiscal 2007 for loans sold that are subject to repurchase, resulting from early payment defaults or fraud claims.  In addition, the Bank recorded a charge of $142,000 for a mortgage premium disclosure error on FHA loans sold in fiscal 2008, which the Bank subsequently corrected in July 2008.  The volume of loans sold decreased by $749.9 million, or 67%, to $373.5 million in fiscal 2008 as compared to $1.12 billion in fiscal 2007.  The loan sale margin and loan sale volume decreased because the mortgage banking environment remains highly competitive and volatile as a result of the well-publicized collapse of the credit markets.

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

The sale and operations of real estate owned acquired in the settlement of loans reflected a net loss of $2.7 million in fiscal 2008, as compared to a net loss of $117,000 in fiscal 2007.  The net loss in fiscal 2008 was comprised of a $932,000 net loss on the sale of 37 real estate owned properties, operating expenses of $1.2 million and a $517,000 provision for losses on real estate owned.

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

					Year Ended June 30,
		2009			2008			2007
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)

Interest-earning assets:
Loans receivable, net (1)	$ 1,342,632	$ 78,754	5.87%	$ 1,397,877	$ 86,340	6.18%	$ 1,446,781	$ 91,525	6.33%
Investment securities	144,621	6,821	4.72%	155,509	7,567	4.87%	175,439	7,149	4.07%
FHLB – San Francisco stock	32,765	324	0.99%	32,271	1,822	5.65%	41,588	2,225	5.35%
Interest-earning deposits	9,998	25	0.25%	588	20	3.40%	1,339	69	5.15%
Total interest-earning assets	1,530,016	85,924	5.62%	1,586,245	95,749	6.04%	1,665,147	100,968	6.06%

Non interest-earning assets	45,149			36,531			37,959
Total assets	$ 1,575,165			$ 1,622,776			$ 1,703,106

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 192,805	1,223	0.63%	$ 198,445	1,607	0.81%	$ 206,147	1,524	0.74%
Savings accounts	141,593	2,096	1.48%	146,858	2,896	1.97%	163,400	2,823	1.73%
Time deposits	621,333	20,132	3.24%	666,835	30,073	4.51%	576,952	26,867	4.66%
Total deposits	955,731	23,451	2.45%	1,012,138	34,576	3.42%	946,499	31,214	3.30%

Borrowings	479,275	18,705	3.90%	465,536	19,737	4.24%	599,286	28,031	4.68%

Total interest-bearing liabilities	1,435,006	42,156	2.94%	1,477,674	54,313	3.68%	1,545,785	59,245	3.83%

Non interest-bearing liabilities	20,106			17,812			22,816
Total liabilities	1,455,112			1,495,486			1,568,601

Stockholders’ equity	120,053			127,290			134,505
Total liabilities and stockholders’ equity	$ 1,575,165			$ 1,622,776			$ 1,703,106

Net interest income		$ 43,768			$ 41,436			$ 41,723

Interest rate spread (3)			2.68%			2.36%			2.23%
Net interest margin (4)			2.86%			2.61%			2.51%
Ratio of average interest-earning assets to average interest-bearing liabilities	106.62%			107.35%			107.72%

(1)
Includes receivable from sale of loans, loans held for sale at fair value, loans held for sale at lower of cost or market and non-performing loans, as well as net deferred loan cost amortization of $524, $869 and $589 for the years ended June 30, 2009, 2008 and 2007, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $43.2 million, $44.7 million and $47.6 million in fiscal 2009, 2008 and 2007, respectively.
(3)	Represents the difference between the weighted average yield on total interest-earning assets and weighted average cost on total interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on interest income and expense of the Bank.  Information is provided with respect to the effects attributable to changes in volume (changes in volume multiplied by prior rate), the effects attributable to changes in rate (changes in rate multiplied by prior volume) and the effects attributable to changes that cannot be allocated between rate and volume.

	Year Ended June 30, 2009				Year Ended June 30, 2008
	Compared to Year				Compared to Year
	Ended June 30, 2008				Ended June 30, 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
(In Thousands)

Interest-earnings assets:
Loans receivable, net (1)	$ (4,343)	$ (3,414)	$ 171	$ (7,586)	$ (2,162)	$ (3,096)	$ 73	$ (5,185)
Investment securities	(232)	(530)	16	(746)	1,388	(811)	(159)	418
FHLB – San Francisco stock	(1,503)	28	(23)	(1,498)	123	(498)	(28)	(403)
Interest-earning deposits	(19)	320	(296)	5	(23)	(39)	13	(49)
Total net change in income on interest-earning assets	(6,097)	(3,596)	(132)	(9,825)	(674)	(4,444)	(101)	(5,219)

Interest-bearing liabilities:
Checking and money market accounts	(348)	(46)	10	(384)	145	(57)	(5)	83
Savings accounts	(722)	(104)	26	(800)	399	(286)	(40)	73
Time deposits	(8,467)	(2,052)	578	(9,941)	(848)	4,189	(135)	3,206
Borrowings	(1,568)	583	(47)	(1,032)	(2,623)	(6,260)	589	(8,294)
Total net change in expense on interest-bearing liabilities	(11,105)	(1,619)	567	(12,157)	(2,927)	(2,414)	409	(4,932)

Net increase (decrease) in net interest income	$ 5,008	$ (1,977)	$ (699)	$ 2,332	$ 2,253	$ (2,030)	$ (510)	$ (287)

(1)	Includes receivable from sale of loans, loans held for sale at fair value, loans held for sale at lower of cost or market and non-performing loans.

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

The primary investing activity of the Bank is the origination and purchase of loans held for investment.  During the fiscal years ended June 30, 2009, 2008 and 2007, the Bank originated loans in the amounts of $1.35 billion, $582.2 million and $1.42 billion, respectively.  In addition, the Bank purchased loans from other financial institutions in fiscal 2009, 2008 and 2007 in the amounts of $595,000, $99.8 million and $119.6 million, respectively.  Total loans sold in fiscal 2009, 2008 and 2007 were $1.20 billion, $373.5 million and $1.12 billion, respectively.  At June 30, 2009, the Bank had loan origination commitments totaling $105.7 million and $305,000 of undisbursed loans in process.  The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank’s primary financing activity is gathering deposits.  During the fiscal years ended June 30, 2009, 2008 and 2007, the net (decrease) increase in deposits was $(23.2) million, $11.0 million and $80.1 million, respectively.  On June 30, 2009, time deposits that are scheduled to mature in one year or less were $538.8 million.  Historically, the Bank has been able to retain a significant amount of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At June 30, 2009, total cash and cash equivalents were $56.9 million, or 3.6% of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may continue to rely on FHLB – San Francisco advances for part of its liquidity needs.  As of June 30, 2009, the remaining available borrowing capacity at FHLB – San Francisco was $238.5 million and the remaining unused collateral was $185.0 million.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2002, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2009 increased to 20.7% from 4.6% during the same quarter ended June 30, 2008.  The increase in the liquidity ratio was due primarily to the management decision to increase liquidity as a result of recent market uncertainty and the timing difference between PBM loan originations and loan sale settlements.  The increase in liquidity resulted in a lower net interest margin and lower net interest income because liquid assets generally yield lower rates of return than less liquid assets.  The Bank augments its liquidity by maintaining sufficient borrowing capacity at FHLB – San Francisco.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements.  Under the OTS prompt corrective action provisions, a minimum ratio of 1.5% for Tangible Capital is required in order to be deemed other than “critically undercapitalized,” while a minimum ratio of 5.0% for Core Capital, 10.0% for Total Risk-Based Capital and 6.0% for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of June 30, 2009, the Bank exceeded all regulatory capital requirements with Tangible Capital, Core Capital, Total Risk-Based Capital and Tier 1 Risk-Based Capital ratios of 6.9%, 6.9%, 13.1% and 11.8%, respectively.

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

Impact of New Accounting Pronouncements

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, as a result of the judgments, estimates and assumptions inherent in those policies, are important to an understanding of the financial statements of the Corporation.  These policies relate to the methodology for the recognition of interest income, determination of the provision and allowance for loan losses, the estimated fair value of derivative financial instruments and the valuation of mortgage servicing rights and real estate owned.  These policies and the judgments, estimates and assumptions are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations section and in the section entitled “Summary of Significant Accounting Policies” contained in Note 1 of the Notes to the Consolidated Financial Statements.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, because of the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Quantitative Aspects of Market Risk.  The Bank does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative financial instruments.  Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.  The primary market risk that the Bank faces is interest rate risk.  For information regarding the sensitivity to interest rate risk of the Bank’s interest-earning assets and interest-bearing liabilities, see “Maturity of Loans Held for Investment,” “Investment Securities Activities,” “Time Deposits by Maturities” and “Interest Rate Risk” on pages 5, 29, 34 and 73, respectively, of this Form 10-K.

Qualitative Aspects of Market Risk.  The Bank’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates.  The Bank has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities.  The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank’s interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans.  In addition, the Bank maintains an investment portfolio, which is largely in U.S. government agency MBS and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently.  The Bank relies on retail deposits as its primary source of funds while utilizing FHLB – San Francisco advances as a secondary source of funding.  Management believes retail deposits, unlike brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.  As part of its interest rate risk management strategy, the Bank promotes transaction accounts and time deposits with terms up to five years.  For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 57 of this Form 10-K.

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

The following table is provided by the OTS and sets forth as of June 30, 2009 the estimated changes in NPV based on the indicated interest rate environment.  The Bank’s balance sheet position as of June 30, 2009 can be summarized as follows: if interest rates increase, the NPV of the Bank is expected to increase, except at the 200 basis points or higher rate shock scenario, where it is expected to decrease.

Basis Points (bp) Change in Rates	Net Portfolio Value	NPV Change (1)	Portfolio Value Assets	NPV as Percentage of Portfolio Value Assets (2)	Sensitivity Measure (3)
(Dollars In Thousands)

+300 bp	$ 105,820	$(11,717)	$1,548,715	6.83%	-45 bp
+200 bp	$ 115,682	$(1,855)	$1,575,744	7.34%	+6 bp
+100 bp	$ 119,176	$1,639	$1,597,150	7.46%	+18 bp
+50 bp	$ 118,720	$1,183	$1,605,836	7.39%	+11 bp
0 bp	$ 117,537	$-	$1,613,864	7.28%	- bp
-50 bp	$ 115,634	$(1,903)	$1,620,793	7.13%	-15 bp
-100 bp	$ 112,372	$(5,165)	$1,625,556	6.91%	-37 bp

(1)	Represents the (decrease) increase of the estimated NPV at the indicated change in interest rates compared to the NPV calculated at June 30, 2009 (“base case”).
(2)	Calculated as the estimated NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case at the indicated change in interest rates.

The following table provided by the OTS, is based on the calculations contained in the previous table, and sets forth the change in the NPV at a -100 basis point rate shock at June 30, 2009 and at a +200 basis point rate shock at June 30, 2008 (by regulation the Bank must measure and manage its interest rate risk for an interest rate shock of +200 basis points and -100 basis points, whichever produces the largest decline in NPV).

	At June 30, 2009	At June 30, 2008
Risk Measure: -100/+200 bp Rate Shock	(-100 bp)	(+200 bp)

Pre-Shock NPV Ratio	7.28%	9.05%
Post-Shock NPV Ratio	6.91%	8.10%
Sensitivity Measure	37 bp	95 bp
Thrift Bulletin 13a Level of Risk	Minimal	Minimal

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables.  For example, although certain assets and liabilities may have similar maturities or repricing characteristics, they may react in different degrees to changes in interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in interest rates, while interest rates on other types of assets and liabilities may lag behind changes in interest rates.  Additionally, certain assets, such as ARM loans, have features that restrict changes on a short-term basis and over the life of the loan.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals of time deposits could likely deviate significantly from those assumed in calculating the respective results.  It is also possible that, as a result of an interest rate increase, the increased mortgage payments required of ARM borrowers could result in an increase in delinquencies and defaults.  Changes in interest rates could also affect the volume and profitability of the Bank’s mortgage banking operations.  Accordingly, the data presented in the tables above should not be relied upon as indicative of actual results in the event of changes in interest rates.  Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Bank, nor does it represent amounts that would be available for distribution to stockholders in the event of the liquidation of the Corporation.

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus or minus 100 and 200 basis points.  The following table describes the results of the analysis for June 30, 2009 and June 30, 2008.

June 30, 2009		June 30, 2008
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	+20.03%	+200 bp	-9.78%
+100 bp	+18.28%	+100 bp	-5.29%
-100 bp	+2.60%	-100 bp	+3.62%
-200 bp	NM	-200 bp	+8.58%
For the fiscal year ended June 30, 2009 the Bank is asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results also project a slight increase in net interest income over the subsequent 12-month period, except in the -200 basis point scenario where net interest income was not forecast.  For the fiscal year ended June 30, 2008, the Bank is liability sensitive, as its interest-bearing liabilities are expected to reprice more quickly during the subsequent 12-month period than its interest-earning assets.  Therefore, in a rising interest rate environment, the model projects a decline in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project an increase in net interest income over the subsequent 12-month period.

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

Item 8.  Financial Statements and Supplementary Data

Please refer to exhibit 13 beginning on page 83 for the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

a)
An evaluation of the Corporation’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this annual report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2009 are effective in providing reasonable assurance that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the fiscal year ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Management Report on Internal Control Over Financial Reporting

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

To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, the Corporation designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the Corporation’s internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of June 30, 2009.

The effectiveness of internal control over financial reporting as of June 30, 2009, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements. Deloitte & Touche LLP’s attestation report on the Corporation’s internal control over financial reporting follows.

Date: September 14, 2009	/s/Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer

/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the internal control over financial reporting of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Corporation’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Office of Thrift Supervision Instructions for Thrift Financial Reports.  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2009 of the Corporation and our report dated September 14, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 14, 2009

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

The executive officers of the Corporation and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors.  For information regarding the Corporation’s executive officers, see Item 1 - “Executive Officers” beginning on page 44 of this Form 10-K.

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

Audit Committee Financial Expert

The Corporation has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  The audit committee consists of three independent directors of the Corporation: Joseph P. Barr, Bruce W. Bennett and Debbi H. Guthrie.  The Corporation has designated Joseph P. Barr, Audit Committee Chairman, as its audit committee financial expert.  Mr. Barr is independent, as independence for audit committee members is defined under the listing standards of the NASDAQ Stock Market, a Certified Public Accountant in California and Ohio and has been practicing public accounting for over 40 years.

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

(b) Security Ownership of Management.

The information contained under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Proposal I - Election of Directors” is included in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end, and is incorporated herein by reference.

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

See Exhibit 13 to Consolidated Financial Statements beginning on page 83.

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

10.13	Post-Retirement Compensation Agreement with Donavon P. Ternes (Incorporated by reference to Exhibit 10.13 to the Corporation’s Form 8-K dated July 7, 2009)

13	2009 Annual Report to Stockholders

14	Code of Ethics for the Corporation’s directors, officers and employees (Incorporated by reference to Exhibit 14 to the Corporation’s Form 10-K dated September 12, 2007)

21.1	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 to the Corporation’s Form 10-K dated September 12, 2007)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Provident Financial Holdings, Inc.

Date: September 14, 2009	/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Craig G. Blunden
Craig G. Blunden	Chairman, President and Chief Executive Officer (Principal Executive Officer)	September 14, 2009

/s/Donavon P. Ternes
Donavon P. Ternes	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2009

/s/Joseph P. Barr
Joseph P. Barr	Director	September 14, 2009

/s/Bruce W. Bennett
Bruce W. Bennett	Director	September 14, 2009

/s/Debbi H. Guthrie
Debbi H. Guthrie	Director	September 14, 2009

/s/Robert G. Schrader
Robert G. Schrader	Director	September 14, 2009

/s/Roy H. Taylor	Director	September 14, 2009
Roy H. Taylor

/s/William E. Thomas William E. Thomas	Director	September 14, 2009

Provident Financial Holdings, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2009.  These consolidated financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Provident Financial Holdings, Inc. and subsidiary as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 14, 2009 expressed an unqualified opinion on the Corporation's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 14, 2009

Provident Financial Holdings, Inc.
Consolidated Statements of Financial Condition

(In Thousands, Except Share Information)

	June 30,
	2009	2008
Assets
Cash and cash equivalents	$ 56,903	$ 15,114
Investment securities – available for sale, at fair value	125,279	153,102
Loans held for investment, net of allowance for loan losses of $45,445 and $19,898, respectively	1,165,529	1,368,137
Loans held for sale, at fair value	135,490	-
Loans held for sale, at lower of cost or market	10,555	28,461
Accrued interest receivable	6,158	7,273
Real estate owned, net	16,439	9,355
Federal Home Loan Bank (“FHLB”) – San Francisco stock	33,023	32,125
Premises and equipment, net	6,348	6,513
Prepaid expenses and other assets	23,889	12,367
Total assets	$ 1,579,613	$ 1,632,447

Liabilities and Stockholders’ Equity
Liabilities:
Non interest-bearing deposits	$ 41,974	$ 48,056
Interest-bearing deposits	947,271	964,354
Total deposits	989,245	1,012,410

Borrowings	456,692	479,335
Accounts payable, accrued interest and other liabilities	18,766	16,722
Total liabilities	1,464,703	1,508,467

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, $0.01 par value (15,000,000 shares authorized; 12,435,865 and 12,435,865 shares issued, respectively; 6,219,654 and 6,207,719 shares outstanding, respectively)	124	124
Additional paid-in capital	72,709	75,164
Retained earnings	134,620	143,053
Treasury stock at cost (6,216,211 and 6,228,146 shares, respectively)	(93,942)	(94,798)
Unearned stock compensation	(473)	(102)
Accumulated other comprehensive income, net of tax	1,872	539
Total stockholders’ equity	114,910	123,980

Total liabilities and stockholders’ equity	$ 1,579,613	$ 1,632,447

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Year Ended June 30,
	2009	2008	2007
Interest income:
Loans receivable, net	$78,754	$86,340	$91,525
Investment securities	6,821	7,567	7,149
FHLB – San Francisco stock	324	1,822	2,225
Interest-earning deposits	25	20	69
Total interest income	85,924	95,749	100,968

Interest expense:
Deposits	23,451	34,576	31,214
Borrowings	18,705	19,737	28,031
Total interest expense	42,156	54,313	59,245
Net interest income, before provision for loan losses	43,768	41,436	41,723
Provision for loan losses	48,672	13,108	5,078
Net interest (expense) income, after provision for loan losses	(4,904)	28,328	36,645

Non-interest income:
Loan servicing and other fees	869	1,776	2,132
Gain on sale of loans, net	16,971	1,004	9,318
Deposit account fees	2,899	2,954	2,087
Gain on sale of investment securities	356	-	-
Gain on sale of real estate held for investment	-	-	2,313
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(2,469)	(2,683)	(117)
Other	1,583	2,160	1,828
Total non-interest income	20,209	5,211	17,561

Non-interest expense:
Salaries and employee benefits	17,369	18,994	22,867
Premises and occupancy	2,878	2,830	3,314
Equipment expense	1,521	1,552	1,570
Professional expense	1,365	1,573	1,193
Sales and marketing expense	509	524	945
Deposit insurance premium and regulatory assessments	2,187	804	434
Other	4,151	4,034	4,308
Total non-interest expense	29,980	30,311	34,631
(Loss) income before income taxes	(14,675)	3,228	19,575
(Benefit) provision for income taxes	(7,236)	2,368	9,124
Net (loss) income	$(7,439)	$860	$10,451
Basic (loss) earnings per share	$(1.20)	$0.14	$1.59
Diluted (loss) earnings per share	$(1.20)	$0.14	$1.57
Cash dividends per share	$0.16	$0.64	$0.69

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)

Accumulat-ed Other Comprehen-sive Income, Net of Tax
		Additional Paid-in Capital			Unearned Stock Compensation
			Retained Earnings	Treasury Stock
Common Stock							Total
Shares	Amount
Balance at July 1, 2006	6,991,842	$ 124	$ 69,440	$ 140,373	$ (72,524)	$ (854)	$ (411)	$ 136,148
Comprehensive income:
Net income				10,451				10,451
Change in net unrealized gains on securities available for sale, net of tax expense of $799							1,104	1,104
Total comprehensive income								11,555
Purchase of treasury stock	(664,594)				(18,652)			(18,652)
Purchase of restricted stock from employees in lieu of distribution	(1,696)				(51)			(51)
Exercise of stock options	51,393		1,017					1,017
Amortization of restricted stock			165					165
Awards of restricted stock			(533)		533			-
Stock options expense			462					462
Tax benefit from non-qualified equity compensation			81					81
Allocation of contributions to ESOP			2,303			399		2,702
Cash dividends				(4,630)				(4,630)
Balance at June 30, 2007	6,376,945	124	72,935	146,194	(90,694)	(455)	693	128,797
Comprehensive income:
Net income				860				860
Change in net unrealized losses on securities available for sale, net of tax benefit of $ (112)							(154)	(154)
Total comprehensive income								706
Purchase of treasury stock	(187,081)				(4,075)			(4,075)
Purchase of restricted stock from employees in lieu of distribution	(995)				(22)			(22)
Exercise of stock options	7,500		69					69
Distribution of restricted stock	11,350							-
Amortization of restricted stock			281					281
Awards of restricted stock			(45)		45			-
Forfeiture of restricted stock			52		(52)			-
Stock options expense			742					742
Tax benefit from non-qualified equity compensation			6					6
Allocation of contributions to ESOP			1,124			353		1,477
Cash dividends				(4,001)				(4,001)
Balance at June 30, 2008	6,207,719	$ 124	$ 75,164	$ 143,053	$ (94,798)	$ (102)	$ 539	$ 123,980
(continued)

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Information)

							Accumulat-ed Other Comprehen-sive Income, Net of Tax
			Additional Paid-in Capital			Unearned Stock Compensation
				Retained Earnings	Treasury Stock
	Common Stock							Total
	Shares	Amount
Balance at July 1, 2008	6,207,719	$ 124	$ 75,164	$ 143,053	$ (94,798)	$ (102)	$ 539	$ 123,980
Comprehensive loss:
Net loss				(7,439)				(7,439)
Change in net unrealized gains on securities available for sale, net of tax expense of $ 965							1,333	1,333
Total comprehensive loss								(6,106)
Purchase of restricted stock from employees in lieu of distribution	(65)				-			-
Distribution of restricted stock	12,000							-
Amortization of restricted stock			419					419
Awards of restricted stock			(868)		868			-
Forfeiture of restricted stock			12		(12)			-
Stock options expense			675					675
ESOP self-correction (Note 11)			(2,823)			(642)		(3,465)
Allocation of contributions to ESOP			130			271		401
Cash dividends				(994)				(994)
Balance at June 30, 2009	6,219,654	$ 124	$ 72,709	$ 134,620	$ (93,942)	$ (473)	$ 1,872	$ 114,910

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (7,439)	$ 860	$ 10,451
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:	2,021	2,366	2,212
Depreciation and amortization
Provision for loan losses	48,672	13,108	5,078
Provision for losses on real estate owned	290	517	-
Gain on sale of loans	(16,971)	(1,004)	(9,318)
Net realized loss (gain) on sale of real estate owned	128	932	(2,359)
Net realized gain on sale of investment securities	(356)	-	-
Stock-based compensation (recovery) expense	(1,296)	2,410	3,082
FHLB – San Francisco stock dividend	(804)	(1,892)	(2,154)
Deferred income taxes	(10,785)	(5,486)	164
Tax benefit from non-qualified equity compensation	-	(6)	(81)
Increase (decrease) in accounts payable, accrued interest and other liabilities	123	3,587	(6,435)
Increase in prepaid expenses and other assets	1,205	(2,366)	(1,764)
Loans originated for sale	(1,317,623)	(398,726)	(1,126,616)
Proceeds from sale of loans and net change in receivable from sale of loans	1,217,052	433,752	1,176,489
Net cash (used for) provided by operating activities	(85,783)	48,052	48,749

Cash flows from investing activities:
Net decrease (increase) in loans held for investment	110,155	(49,210)	(94,375)
Maturities and calls of investment securities held to maturity	-	19,000	32,030
Maturities and calls of investment securities available for sale	65	9,979	12,434
Principal payments from mortgage backed securities	37,809	47,457	40,089
Purchases of investment securities available for sale	(8,135)	(78,935)	(56,539)
Proceeds from sales of investment securities available for sale	480	-	-
Purchases of FHLB – San Francisco stock	(94)	(39)	(4,093)
Redemption of FHLB – San Francisco stock	-	13,638	-
Sales of real estate owned	35,755	13,125	4,829
Purchases of premises and equipment	(797)	(395)	(1,235)
Net cash provided by (used for) investing activities	175,238	(25,380)	(66,860)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended June 30,
	2009	2008	2007
Cash flows from financing activities:
Net (decrease) increase in deposits	$(23,165)	$11,013	$80,118
Net (repayments of ) proceeds from short-term borrowings	(112,600)	18,600	(38,400)
Proceeds of long-term borrowings	160,000	110,000	45,000
Repayments of long-term borrowings	(70,043)	(152,039)	(50,037)
ESOP loan payment	(864)	67	131
Treasury stock purchases	-	(4,097)	(18,703)
Exercise of stock options	-	69	1,017
Tax benefit from non-qualified equity compensation	-	6	81
Cash dividends	(994)	(4,001)	(4,630)
Net cash (used for) provided by financing activities	(47,666)	(20,382)	14,577

Net increase (decrease) in cash and cash equivalents	41,789	2,290	(3,534)
Cash and cash equivalents at beginning of year	15,114	12,824	16,358
Cash and cash equivalents at end of year	$56,903	$15,114	$12,824

Supplemental information:
Cash paid for interest	$41,813	$54,618	$58,961
Cash paid for income taxes	$4,580	$4,900	$10,550
Transfer of loans held for sale to loans held for investment	$1,679	$10,369	$21,624
Real estate owned acquired in the settlement of loans	$63,445	$28,006	$5,902

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies:

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

The Corporation operates in two business segments: community banking (“Provident Bank”) and mortgage banking (“Provident Bank Mortgage” (“PBM”), a division of Provident Bank).  Provident Bank activities include attracting deposits, offering banking services and originating multi-family, commercial real estate, construction, commercial business and consumer loans.  Deposits are collected primarily from 14 banking locations located in Riverside and San Bernardino counties in California.  PBM activities include originating single-family loans, primarily first mortgages for sale to investors.  Loans are primarily originated in Southern California by loan agents employed by the Bank, as well as from the banking locations and freestanding lending offices.  PBM originates loans from three freestanding lending offices in Southern California and one free standing lending office in Northern California, as well as from the banking locations.

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the valuation of loan servicing assets, the valuation of real estate owned, the determination of the loan repurchase reserve and the valuation of derivative financial instruments.

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies of Provident Financial Holdings, Inc. and the Bank.

Cash and cash equivalents
Cash and cash equivalents include cash on hand and due from banks, as well as overnight deposits placed at correspondent banks.

Investment securities
The Corporation classifies its qualifying investments as available for sale or held to maturity.  The Corporation’s policy of classifying investments as held to maturity is based upon its ability and management’s positive intent to hold such securities to maturity.  Securities expected to be held to maturity are carried at amortized historical cost.  All other securities are classified as available for sale and are carried at fair value.  Fair value is determined based upon quoted market prices.  Change in net unrealized gains (losses) on securities available for sale are included in accumulated other comprehensive income (loss), net of tax.  Gains and losses on dispositions of investment securities are included in non-interest income and are determined using the specific identification method.  Purchase premiums and discounts are amortized over the expected average life of the securities using the effective interest

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

method.  Declines in the fair value of held to maturity and available for sale securities below their amortized historical cost that are deemed to be other than temporary are reflected in earnings as realized losses.

PBM activities
Mortgage loans are originated for both investment and sale to the secondary market.  Since the Corporation is primarily an adjustable-rate mortgage lender for its own portfolio, a high percentage of fixed-rate loans are originated for sale to institutional investors.

Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings.  The option may be applied instrument by instrument, but it is irrevocable.  Prior to the May 28, 2009 election of the fair value option (i.e. SFAS No. 159) on PBM loans held for sale, all loans held for sale were carried at the lower of cost or fair value.  Subsequent to the election, all PBM loans originated for sale, on or after May 28, 2009, are carried at fair value.  Fair value is generally determined by outstanding loan sale commitments from investors’ current yield requirements as calculated on the aggregate loan basis.  Loans are generally sold without recourse, other than standard representations and warranties, except those loans sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program which has a specific recourse provision.  A high percentage of loans are sold on a servicing released basis.  In some transactions, primarily loans sold under the MPF program, the Corporation may retain the servicing rights in order to generate servicing income.  Where the Corporation continues to service loans after sale, investors are paid their share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loan’s contractual interest rate.

As described in the preceding paragraph, loans sold to the FHLB – San Francisco under the MPF program have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse are the responsibility of the FHLB – San Francisco.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  On October 6, 2006, the FHLB – San Francisco announced that they would no longer offer new commitments to purchase mortgage loans from its members, but they would retain its existing portfolio of mortgage loans.  As of June 30, 2009, the Bank serviced $130.7 million of loans under this program and has established a recourse liability of $144,000 as compared to $150.9 million of loans serviced and a recourse liability of $166,000 at June 30, 2008.  As of June 30, 2009, the Bank has not experienced any losses in this program.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the year ended June 30, 2009, the Bank repurchased $4.0 million of single-family mortgage loans as compared to $4.5 million in fiscal 2008 and $14.6 million in fiscal 2007.  In addition to the specific recourse liability for the MPF program, the Bank has established a recourse liability of $3.3 million and $1.9 million for loans sold to other investors as of June 30, 2009 and 2008, respectively.

Activity in the recourse liability for the years ended June 30, 2009 and 2008 was as follows:

(In Thousands)	2009	2008
Balance, beginning of year	$ 2,073	$ 385
Provision	3,406	1,570
Net (recovery) settlement in lieu of loan repurchases	(2,073)	118
Balance, end of the year	$ 3,406	$ 2,073

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The Bank is obligated to refund loan sale premiums to investors when loans pay off within a specific time period following the loan sale; the time period ranges from three to six months, depending upon the loan sale agreement.  Total loan sale premium refunds (recoveries) in fiscal 2009, 2008 and 2007 were $109,000, $(25,000) and $358,000, respectively.  As of June 30, 2009 and 2008, the Bank has a recourse liability of $92,000 and $52,000, respectively, for future loan sale premium refunds.

Gains or losses on the sale of loans, including fees received or paid, are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated book value of the loans sold.  When loans are sold with servicing retained, the carrying value of the loans is allocated between the portion sold and the portion retained (i.e., servicing assets and interest-only strips), based on estimates of their fair values.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is based on the present value of estimated net future cash flows related to contractually specified servicing fees.  The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  In estimating fair values at June 30, 2009 and 2008, the Bank used a weighted average constant prepayment rate (“CPR”) of 24.60% and 8.58%, respectively, and a weighted-average discount rate of 9.00% for both periods.  Servicing assets, which are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition, had a carrying value of $450,000 and a fair value of $901,000 at June 30, 2009.  Servicing assets at June 30, 2008 had a carrying value of $673,000 and a fair value of $1.4 million.  As of June 30, 2009, a total allowance of $72,000 is required for the servicing assets, while no allowances were required for the servicing assets as of June 30, 2008.  Total additions to loan servicing assets during the fiscal years ended June 30, 2009 and 2008 were $2,000 and $21,000, respectively.  Total amortization of the loan servicing assets during fiscal years ended June 30, 2009, 2008 and 2007 were $153,000, $339,000 and $421,000, respectively.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions that are used to value the related servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income.  Interest-only strips are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition and had a fair value of $294,000, comprised of gross unrealized gains of $243,000 and an unamortized cost of $51,000 at June 30, 2009.   Interest-only strips at June 30, 2008 had a fair value of $419,000, comprised of gross unrealized gains of $286,000 and an unamortized cost of $133,000.  There were no additions to interest-only strips during fiscal 2009 or 2008.  Total amortization of the interest-only strips during the fiscal years ended June 30, 2009, 2008 and 2007 were $81,000, $92,000 and $105,000, respectively.

During the years ended June 30, 2009, 2008 and 2007, the Corporation sold 33%, 48% and 38%, respectively, of its loans originated for sale to a private investor, other than Freddie Mac, Fannie Mae or FHLB – San Francisco.  If the Corporation is unable to sell loans to its primary investor, find alternative investors, or change its loan programs to meet investor guidelines, it may have a significant negative impact on the Corporation’s operations.

Loans held for sale
Loans held for sale consist primarily of long-term fixed-rate loans secured by first trust deeds on single-family residences, the majority of which are FHA/VA, Fannie Mae and Freddie Mac loan products.  The loans are generally offered to customers located in Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and to a lesser extent in Orange, Los Angeles, San Diego and other counties, including Alameda county and surrounding counties in Northern California.  The loans have been hedged with loan sale

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

commitments, put options or other financial instruments and the loan sale settlement period is generally between 20 to 30 days from the date of the loan funding.  Upon the election of the fair value option (SFAS No. 159) on May 28, 2009, all loans originated for sale on the day of the election and thereafter are included as loans held for sale at fair value, while prior loans originated for sale are categorized as loans held for sale at lower of cost or market.

Loans held for investment
Loans held for investment consist primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land.  The single-family adjustable-rate mortgage (“ARM”) is the Corporation’s primary loan held for investment.  Additionally, multi-family, commercial real estate and to a lesser extent, construction, commercial business and consumer loans, are becoming a substantial part of loans held for investment.  These loans are generally offered to customers and businesses located in Southern California, primarily in the Inland Empire, and to a lesser extent in Orange, Los Angeles, San Diego and other counties, including Alameda county and surrounding counties in Northern California.

Loan origination fees and certain direct origination expenses are deferred and amortized to interest income over the contractual life of the loan using the effective interest method.  The amortization is discontinued for non-performing loans.  Interest receivable represents, for the most part, the current month’s interest, which will be included as a part of the borrower’s next monthly loan payment.  Interest receivable is accrued only if deemed collectible.  Loans are deemed to be on non-performing status when they become 90 days past due or if the loan is deemed impaired.  When a loan is placed on non-performing status, interest accrued but not received is reversed against interest income.  Interest income on non-performing loans is subsequently recognized only to the extent that cash is received and the loans’ principal balance is deemed collectible.  Non-performing loans that become current as to both principal and interest are returned to accrual status after demonstrating satisfactory payment history and when future payments are expected to be collected.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Troubled debt restructured loans (“Restructured loans”)
A restructured loan is a loan which the Corporation, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Corporation would not otherwise consider.

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to:

a)	A reduction in the stated interest rate.
b)	An extension of the maturity at an interest rate below market.
c)	A reduction in the face amount of the debt.
d)	A reduction in the accrued interest.
e)	Re-aging, extensions, deferrals, renewals and rewrites.

Restructured loans are classified as “Substandard” and placed on non-performing status.  The loans may be upgraded and placed on accrual status once there is a sustained period of payment performance (usually six months or longer) and there is a reasonable assurance that the payment will continue.

Non-performing loans
The Corporation assesses loans individually and identifies impairment when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans may currently be performing.  Factors considered in determining impairment include, but are not limited to, expected future cash flows, the financial condition of the borrower and current economic conditions.  The Corporation measures each impaired loan based on the fair value of its collateral, less selling costs, or discounted cash flow and charges off those loans or portions of loans deemed uncollectible.

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

Provident Financial Holdings, Inc.
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

Income taxes
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.  FIN 48 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions.  In this regard, an uncertain tax position represents the Corporation’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 provides guidance on the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  On July 1, 2007, the Corporation adopted the provisions of FIN 48 and had no cumulative effect adjustment recognized upon adoption. In addition, as a result of adoption of FIN 48, the Corporation does not have any unrecognized tax benefits as a result of uncertainty in income taxes on its Consolidated Statements of Financial Condition as of June 30, 2009 and June 30, 2008.  The calculation of the Corporation’s (benefit) provision for income taxes requires the use of estimates and judgments.  There are two accruals for income taxes: income tax receivable, which represents the estimated amount currently due from the federal and state government and net deferred tax assets, which represent the estimated impact of temporary differences between how the Corporation recognizes its assets and liabilities under GAAP, and how such assets and liabilities are recognized under the federal tax code.  The effective tax rate is based in part on management’s interpretation of the relevant current tax laws.  Management believes the aggregate liabilities related to taxes are appropriately reflected in the consolidated financial statements.  Management reviewed the appropriate tax treatment of all transactions taking into consideration statutory, judicial, and regulatory guidance in the context of the Corporation’s tax positions.  Changes to management’s estimates of accrued taxes can occur due to changes in tax rates, implementation of new business strategies and newly enacted statutory, judicial, and regulatory guidance. Such changes could affect the amount of accrued taxes and could be material to the Corporation’s financial position and/or results of operations.  It is the Corporation’s policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense.  The Corporation files income tax returns with the Internal Revenue Service (federal) and State of California jurisdictions.  The Corporation is no longer subject to income tax examinations for the years prior to fiscal 2005 for federal tax returns and prior to fiscal 2004 for state tax returns.

Cash dividend
A declaration or payment of dividends will be at the discretion of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.   Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

which the dividend is declared.  On January 20, 2009, the Corporation reduced its quarterly dividend to $0.03 per share from $0.05 per share as a part of its capital preservation strategy precipitated by the recent economic downturn.

Stock repurchases
The Corporation may repurchase its common stock consistent with Board-approved stock repurchase plans.  As a result of the recent economic downturn, the Corporation suspended activity in its stock repurchase program in order to preserve capital and the June 2008 stock repurchase program expired on June 26, 2009.  During fiscal 2009, the Corporation repurchased 65 shares of restricted stock in lieu of distribution to employees (to satisfy the minimum income tax required to be withheld from employees) at an average cost of $4.11 per share.  As of June 30, 2009, the Corporation did not have a stock repurchase program.

Earnings per common share (EPS)
Basic EPS represents net income (loss) divided by the weighted average common shares outstanding during the period excluding any potential dilutive effects.  Diluted EPS gives effect to any potential issuance of common stock that would have caused basic EPS to be lower as if the issuance had already occurred.  Accordingly, diluted EPS reflects an increase in the weighted average shares outstanding as a result of the assumed exercise of stock options and the vesting of restricted stock.  The computation of diluted EPS shall not assume exercise of stock options and vesting of restricted stock that would have an anti-dilutive effect on EPS.

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

The adoption of SFAS No. 123(R) resulted in stock-based compensation expense related to issued and unvested stock option grants.  The stock-based compensation expense for fiscal years ended June 30, 2009, 2008 and 2007 was $675,000, $742,000 and $462,000, respectively.  Cash provided by operating activities for fiscal 2009, 2008 and 2007 decreased by $0, $6,000 and $81,000, respectively, and cash provided by financing activities increased by an identical amount for fiscal 2009, 2008 and 2007, respectively, related to excess tax benefits from stock-based payment arrangements.

ESOP (Employee Stock Ownership Plan)
The Corporation recognizes compensation expense when shares are committed to be released to employees in an amount equal to the fair value of the shares so committed.  The difference between the amount of compensation expense and the cost of the shares released is recorded as additional paid-in capital. Any cash dividends received on the unallocated ESOP shares which are applied as a payment to the ESOP loan without a corresponding reduction in the Bank’s contribution to the ESOP leads to additional shares released to participants and additional compensation expense.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Restricted stock
The Corporation recognizes compensation expense over the vesting period of the shares awarded, equal to the fair value of the shares at the award date.

Post retirement benefits
The estimated obligation for post retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees.  The post retirement benefit liability is included in other liabilities in the accompanying consolidated financial statements.  Effective July 1, 2003, the Corporation discontinued the post retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits.  At June 30, 2009, the accrued liability for post retirement benefits is $188,000 and is fully funded consistent with actuarially determined estimates of the future obligation.

Comprehensive income (loss)
Accounting principles generally require that realized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains (losses) on available for sale securities, are reported as a separate component of the stockholders’ equity section of the Consolidated Statements of Financial Condition, such items, along with income (loss), are components of comprehensive income (loss).

The components of other comprehensive income (loss) and their related tax effects are as follows:

	For the Year Ended June 30,
(In Thousands)	2009	2008	2007
Change in net unrealized gains (losses) on securities available for sale	$ 2,654	$ (266)	$ 1,903
Reclassification adjustment for net gains realized in income	(356)	-	-
Net change in unrealized gains (losses)	2,298	(266)	1,903
Tax effect	(965)	112	(799)
Net change in unrealized gains (losses), net of tax effect	$ 1,333	$ (154)	$ 1,104

Recent accounting pronouncements

Accounting Standards Update No. 2009-1:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-1, Topic 105, “Generally Accepted Accounting Principles amendments based on the Statement of Financial Standards No. 168 - the FASB Accounting Standard Codifications and the Hierarchy of Generally Accepted Accounting Principles.”  This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This Accounting Standards Update includes Statement No. 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement.  The FASB Codification is not expected to have a material impact on the Corporation’s consolidated financial statements in terms of Codification references.

SFAS (“Statement”) No. 168:
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The FASB Accounting Standards Codification (“Codification”) will become the source of

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  SFAS No. 168 is effective for interim and annual financial statements issued after September 15, 2009.  The Corporation will adopt this Statement in the first quarter of fiscal 2010 and is in the process of evaluating the impact that the adoption will have on the Corporation’s consolidated financial statements in terms of Codification references.

SFAS No. 167:
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R),” to improve financial reporting by enterprises involved with variable interest entities (“VIEs”).  SFAS No. 167 addresses: (1) the effects on certain provisions of FASB Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying SPE concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of FIN 46R, including those in which the accounting and disclosures under FIN 46R do not always provide timely and useful information about an enterprise’s involvement in a VIE. SFAS No. 167 is effective at the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter. Early adoption is prohibited.  The Corporation will be required to adopt SFAS 167 on July 1, 2010, and has not yet assessed the impact of the adoption of this standard on the Corporation’s consolidated financial statements.

SFAS No. 166:
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”   This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS No. 166 addresses (1) practices that have developed since the issuance of SFAS No. 140 that are not consistent with the original intent and key requirements of that statement, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  SFAS No. 166 is effective at the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter.  Early adoption is prohibited. This statement must be applied to transfers occurring on or after the effective date.  However, the disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date.  Additionally, on and after the effective date, the concept of qualifying special-purpose entity (“SPE”) is no longer relevant for accounting purposes.  Therefore, formerly qualifying SPEs, as defined under previous accounting standards, should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  The Corporation will be required to adopt SFAS 167 on July 1, 2010, and has not yet assessed the impact of the adoption of this standard on the Corporation’s consolidated financial statements.

SFAS No. 165:
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 sets forth general accounting and disclosure requirements for events that occur subsequent to the balance sheet date but before the company’s financial statements are issued and is effective for the periods ending after June 15, 2009.  Events that occurred subsequent to June 30, 2009 have been evaluated by the Corporation’s management in accordance with SFAS No. 165 through the time of filing this report on September 14, 2009.  Adoption of this standard was not significant to the Corporation’s consolidated financial statements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1:
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  This FSP was effective for interim and annual reporting periods ended after June 15, 2009.  The adoption of this FSP in the fourth quarter did not have a material impact on the Corporation’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2:
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (“GAAP”) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired.  An investment is impaired if the fair value of the investment is less than its amortized cost basis.  This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The FSP was effective for interim and annual reporting periods ended after June 15, 2009.  The adoption of this FSP in the fourth quarter did not have material impact on the Corporation’s consolidated financial statements.

FSP FAS 157-4:
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP was effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP in the fourth quarter did not have a material impact on the Corporation’s consolidated financial statements.

FSP SFAS No. 132R-1:
In December 2008, the FASB issued FSP SFAS No.132R-1, “Employer’s Disclosures about Postretirement Benefit Plan Asset,” which amends SFAS No. 132R, “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures are to provide users of financial statements with an understanding of the plan investment policies and strategies regarding investment allocation, major categories of plan assets, use of fair valuation inputs and techniques, effect of fair value measurements using significant unobservable inputs (i.e., level 3 inputs), and significant concentrations of risk within plan assets.  FSP SFAS No. 132R-1 is effective for financial statements issued for fiscal years beginning after December 15, 2009, with early adoption permitted.  This FSP does not require comparative disclosures for earlier periods. Management has not determined the impact of this FSP on the Corporation’s consolidated financial statements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

FSP No. 133-1 and FASB Interpretation (“FIN”) 45-4:
In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives.  It amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  The FSP also amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, the FSP clarifies the Board’s intent about the effective date of SFAS No. 161.  The Corporation adopted this FSP on January 1, 2009 and did not have a material impact on the Corporation’s consolidated financial statements.

SFAS No. 161:
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative and Hedging Activities - an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures on derivative and hedging activities.  These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Corporation adopted this Statement on January 1, 2009 and did not have a material impact on the Corporation’s consolidated financial statements.

2.  Investment Securities:

The amortized cost and estimated fair value of investment securities as of June 30, 2009 and 2008 were as follows:

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government sponsored enterprise debt securities	$ 5,250	$ 103	$ -	$ 5,353	$ 5,353
U.S. government agency MBS (1)	72,209	1,855	-	74,064	74,064
U.S. government sponsored enterprise MBS	43,016	1,420	-	44,436	44,436
Private issue CMO (2)	1,817	-	(391)	1,426	1,426
Total investment securities	$ 122,292	$ 3,378	$ (391)	$ 125,279	$ 125,279

(1)	Mortgage-backed securities (“MBS”).
(2)	Collateralized Mortgage Obligations (“CMO”).

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government sponsored enterprise debt securities	$ 5,250	$ -	$ (139)	$ 5,111	$ 5,111
U.S. government agency MBS	90,960	247	(269)	90,938	90,938
U.S. government sponsored enterprise MBS	53,847	422	(15)	54,254	54,254
Private issue CMO	2,275	-	(50)	2,225	2,225
Freddie Mac common stock	6	92	-	98	98
Fannie Mae common stock	1	7	-	8	8
Other common stock	118	350	-	468	468
Total investment securities	$ 152,457	$ 1,118	$ (473)	$ 153,102	$ 153,102

In fiscal 2009, the Bank sold its common stock investments for a net gain of $356,000, purchased two MBS totaling $8.1 million and received MBS principal payments of $37.8 million.  One MBS matured ($65,000) and no investment securities were called by the issuer.  In fiscal 2008, $29.0 million of investment securities matured or were called by the issuer, $47.5 million of MBS principal payments were received and $78.9 million of investment securities were purchased.  In fiscal 2007, $44.5 million of investment securities matured or were called by the issuer, $40.1 million of MBS principal payments were received and $56.5 million of investment securities were purchased.  No investment securities were sold during the fiscal years ended June 30, 2008 and 2007.

As of June 30, 2009 and 2008, the Corporation held investments with an unrealized loss position totaling $391,000 and $473,000, respectively, consisting of the following:

As of June 30, 2009	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Private issue CMO	$ -	$ -	$ 1,426	$ 391	$ 1,426	$ 391
Total	$ -	$ -	$ 1,426	$ 391	$ 1,426	$ 391

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

As of June 30, 2008	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise debt securities:
Fannie Mae	$ 1,940	$ 60	$ -	$ -	$ 1,940	$ 60
FHLB	3,171	79	-	-	3,171	79
U.S. government agency MBS:
Ginnie Mae	47,048	269	-	-	47,048	269
U.S. government sponsored enterprise MBS:
Freddie Mac	8,770	15	-	-	8,770	15
Private issue CMO	1,836	49	389	1	2,225	50
Total	$ 62,765	$ 472	$ 389	$ 1	$ 63,154	$ 473

As of June 30, 2009, the unrealized holding losses relate to two adjustable rate private issue CMO which have been in an unrealized loss position for more than 12 months.  The unrealized holding losses are primarily the result of perceived credit and liquidity concerns of privately issued CMO investment securities.  Based on the nature of the investments (e.g. AAA rating, 2003 issuance, weighted average LTV of 57%, weighted average FICO score of 741, over collateralization, and senior tranche position), management concluded that such unrealized losses were not other than temporary as of June 30, 2009.  The Corporation has the ability and positive intent to hold the investment securities to maturity, thereby realizing a full recovery.

Contractual maturities of investment securities as of June 30, 2009 and 2008 were as follows:

	June 30, 2009		June 30, 2008
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
Due in one year or less	$ -	$ -	$ -	$ -
Due after one through five years	-	-	-	-
Due after five through ten years	5,250	5,353	5,250	5,111
Due after ten years	117,042	119,926	147,082	147,417
No stated maturity (common stock)	-	-	125	574
Total investment securities	$ 122,292	$ 125,279	$ 152,457	$ 153,102

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

3.	Loans Held for Investment:

Loans held for investment consisted of the following:

	June 30,
(In Thousands)	2009	2008

Mortgage loans:
Single-family	$ 694,354	$ 808,836
Multi-family	372,623	399,733
Commercial real estate	122,697	136,176
Construction	4,513	32,907
Other	2,513	3,728
Commercial business loans	9,183	8,633
Consumer loans	1,151	625
Total loans held for investment, gross	1,207,034	1,390,638

Undisbursed loan funds	(305)	(7,864)
Deferred loan costs, net	4,245	5,261
Allowance for loan losses	(45,445)	(19,898)
Total loans held for investment, net	$ 1,165,529	$ 1,368,137

Fixed-rate loans comprised 4% of loans held for investment at June 30, 2009, unchanged from June 30, 2008.  As of June 30, 2009, the Bank had $66.5 million in mortgage loans that are subject to negative amortization, consisting of $41.1 million in multi-family loans, $15.3 million in commercial real estate loans, $10.0 million in single-family loans and $100,000 in commercial business loans.  This compares to negative amortization mortgage loans of $80.0 million at June 30, 2008, consisting of $45.1 million in multi-family loans, $22.0 million in commercial real estate loans and $12.9 million in single-family loans.  The amount of negative amortization included in loan balances decreased to $565,000 at June 30, 2009 from $610,000 at June 30, 2008.  During fiscal 2009, approximately $94,000, or 0.12%, of loan interest income represented negative amortization, down from $274,000, or 0.32% in fiscal 2008.  Negative amortization involves a greater risk to the Bank because the loan principal balance may increase by a range of 110% to 115% of the original loan amount and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Bank has invested in interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable interest rate and a fully amortizing loan payment.  As of June 30, 2009 and 2008, the interest-only ARM loans were $489.4 million and $601.3 million, or 40.4% and 43.5% of loans held for investment, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following table sets forth information at June 30, 2009 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable interest rate loans and fixed interest rate loans.  Adjustable interest rate loans having no stated repricing dates but reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Bank’s actual repricing experience to differ materially from that shown below.

	Adjustable Rate
		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Fixed
(In Thousands)	One Year	3 Years	5 Years	10 Years	Rate	Total

Mortgage loans:
Single-family	$ 278,413	$ 302,020	$ 107,255	$ 2,176	$ 4,490	$ 694,354
Multi-family	138,573	108,995	76,617	29,873	18,565	372,623
Commercial real estate	42,418	34,090	18,759	3,978	23,452	122,697
Construction	4,513	-	-	-	-	4,513
Other	1,863	-	-	-	650	2,513
Commercial business loans	5,174	-	-	-	4,009	9,183
Consumer loans	1,125	-	-	-	26	1,151
Total loans held for investment	$ 472,079	$ 445,105	$ 202,631	$ 36,027	$ 51,192	$ 1,207,034

The following summarizes the components of the net change in the allowance for loan losses:

	Year Ended June 30,
(In Thousands)	2009	2008	2007

Balance, beginning of year	$ 19,898	$ 14,845	$ 10,307
Provision for loan losses	48,672	13,108	5,078
Recoveries	276	223	1
Charge-offs	(23,401)	(8,278)	(541)
Balance, end of year	$ 45,445	$ 19,898	$ 14,845

Non-performing loans were $71.8 million and $23.2 million at June 30, 2009 and 2008, respectively.  The effect of non-performing and restructured loans on interest income for the years ended June 30, 2009, 2008 and 2007 is presented below:

	Year Ended June 30,
(In Thousands)	2009	2008	2007

Contractual interest due	$ 7,104	$ 2,127	$ 1,162
Interest recognized	(2,547)	(263)	(173)
Net interest foregone	$ 4,557	$ 1,864	$ 989

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of specific allowances, at June 30, 2009 and 2008:

	June 30, 2009
(In Thousands)	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 77,289	$ (21,773)	$ 55,516
Without a related allowance	3,613	-	3,613
Total single-family loans	80,902	(21,773)	59,129
Multi-family:
With a related allowance	3,812	(713)	3,099
Without a related allowance	1,831	(713)	1,831
Total multi-family loans	5,643	(713)	4,930

Commercial real estate:
With a related allowance	2,418	(707)	1,711
Without a related allowance	950	-	950
Total commercial real estate loans	3,368	(707)	2,661

Construction:
With a related allowance	1,779	(1,529)	250
Without a related allowance	2,037	-	2,037
Total construction loans	3,816	(1,529)	2,287

Other:
With a related allowance	1,623	(58)	1,565
Total other loans	1,623	(58)	1,565

Commercial business loans:
With a related allowance	1,373	(563)	810
Without a related allowance	436	-	436
Total commercial business loans	1,809	(563)	1,246
Total non-performing loans	$ 97,161	$ (25,343)	$ 71,818

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

	June 30, 2008
(In Thousands)	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 20,356	$ (5,004)	$ 15,352
Without a related allowance	1,978	-	1,978
Total single-family loans	22,334	(5,004)	17,330

Commercial real estate:
Without a related allowance	572	-	572
Total commercial real estate loans	572	-	572

Construction:
With a related allowance	2,219	(1,425)	794
Without a related allowance	3,922	-	3,922
Total construction loans	6,141	(1,425)	4,716

Other:
With a related allowance	47	(15)	32
Without a related allowance	543	-	543
Total other loans	590	(15)	575

Commercial business loans:
With a related allowance	59	(59)	-
Total commercial business loans	59	(59)	-
Total non-performing loans	$ 29,696	$ (6,503)	$ 23,193

At June 30, 2009 and 2008, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

During the fiscal years ended June 30, 2009, 2008 and 2007, the Corporation’s average investment in non-performing loans was $52.0 million, $17.2 million and $10.2 million, respectively.  Interest income of $6.4 million, $2.2 million and $646,000 was recognized, based on cash receipts, on non-performing loans during the years ended June 30, 2009, 2008 and 2007, respectively.  The Corporation records interest on non-performing loans utilizing the cash basis method of accounting during the periods when the loans are on non-performing status.

During the fiscal year ended June 30, 2009, 92 loans for $41.5 million were modified from their original terms, were re-underwritten at current market interest rates and were identified in the Corporation’s asset quality reports as restructured loans.  This compares to 32 loans for $10.5 million that were modified in the fiscal year ended June 30, 2008.  As of June 30, 2009, the outstanding balance of modified (restructured) loans was $40.9 million, comprised of 113 loans.  These restructured loans are classified as follows: 31 loans are classified as pass, are not included in the classified asset totals and remain on accrual status ($10.8 million); one loan is classified as special mention and remains on accrual status ($328,000); 78 loans are classified as substandard on non-performing status ($29.8 million); and three loans are classified as loss and fully reserved.  As of June 30, 2009, 83 percent, or $33.9 million of the restructured loans have a current payment status.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following table shows the restructured loans by type, net of specific allowances, at June 30, 2009 and 2008:

	June 30, 2009
(In Thousands)	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 28,964	$ (5,494)	$ 23,470
Without a related allowance	11,105	-	11,105
Total single-family loans	40,069	(5,494)	34,575

Commercial real estate:
With a related allowance	1,963	(557)	1,406
Total commercial real estate loans	1,963	(557)	1,406

Construction:
Without a related allowance	2,037	-	2,037
Total construction loans	2,037	-	2,037

Other:
With a related allowance	1,623	(58)	1,565
Without a related allowance	240	-	240
Total other loans	1,863	(58)	1,805

Commercial business loans:
With a related allowance	1,315	(507)	808
Without a related allowance	240	-	240
Total commercial business loans	1,555	(507)	1,048
Total restructured loans	$ 47,487	$ (6,616)	$ 40,871

	June 30, 2008
(In Thousands)	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 1,900	$ (545)	$ 1,355
Without a related allowance	9,101	-	9,101
Total single-family loans	11,001	(545)	10,456

Other:
Without a related allowance	28	-	28
Total other loans	28	-	28
Total restructured loans	$ 11,029	$ (545)	$ 10,484

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

In the ordinary course of business, the Bank makes loans to its directors, officers and employees at substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers.  The following is a summary of related-party loan activity:

	Year Ended June 30,
(In Thousands)	2009	2008	2007

Balance, beginning of year	$ 2,397	$ 3,123	$ 5,497
Originations	2,188	1,443	3,157
Sales/payments	(2,285)	(2,169)	(5,531)
Balance, end of year	$ 2,300	$ 2,397	$ 3,123

As of June 30, 2009, all of the related-party loans are performing in accordance to their original contract.

4.	Mortgage Loan Servicing and Loans Originated for Sale:

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation:

	As of June 30,
(In Thousands)	2009	2008	2007

Loans serviced for Freddie Mac	$ 3,436	$ 4,215	$ 6,315
Loans serviced for Fannie Mae	18,839	20,496	21,206
Loans serviced for FHLB – San Francisco	130,714	150,908	173,239
Loans serviced for other institutional investors	3,036	5,413	5,028
Total loans serviced for others	$ 156,025	$ 181,032	$ 205,788

Mortgage servicing assets are recorded when loans are sold to investors and the servicing of those loans is retained by the Bank.  Mortgage servicing assets are subject to interest rate risk and may become impaired when interest rates fall and the borrowers refinance or prepay their mortgage loans.  The mortgage servicing assets are derived primarily from single-family loans.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.  Income from servicing loans is reported as loan servicing and other fees in the Corporation’s consolidated statements of operations, and the amortization of mortgage servicing assets is reported as a reduction to the loan servicing income.  Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.  As of June 30, 2009 and 2008, the Corporation held borrowers’ escrow balances related to loans serviced for others of $398,000 and $478,000, respectively.

Loans sold to the FHLB – San Francisco were completed under the MPF Program, which entitles the Bank to a credit enhancement fee collected from FHLB – San Francisco on a monthly basis.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the Corporation’s mortgage servicing assets (“MSA”) for fiscal years ended June 30, 2009 and 2008.

	Year Ended June 30,
(Dollars In Thousands)	2009	2008
MSA balance, beginning of fiscal year	$ 673	$ 991
Additions	2	21
Amortization	(153)	(339)
MSA balance, end of fiscal year, before allowance	522	673
Allowance	(72)	-
MSA balance, end of fiscal year	$ 450	$ 673

Fair value, beginning of fiscal year	$ 1,387	$ 1,998
Fair value, end of fiscal year	$ 901	$ 1,387

Allowance, beginning of fiscal year	$ -	$ -
Provision	72	-
Allowance, end of fiscal year	$ 72	$ -

Key Assumptions:
Weighted-average discount rate	9.00%	9.00%
Weighted-average prepayment speed	24.60%	8.58%
The following table summarizes the estimated future amortization of mortgage servicing assets for the next five years and thereafter:

Amount
Year Ending June 30,	(In Thousands)

2010	$ 177
2011	113
2012	78
2013	53
2014	37
Thereafter	64
Total estimated amortization expense	$ 522

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following table represents the hypothetical effect on the fair value of the Corporation’s mortgage servicing assets using an unfavorable shock analysis of certain key assumptions used in the valuation of the mortgage servicing assets as of June 30, 2009 and 2008.  This analysis is presented for hypothetical purposes only.  As the amounts indicate, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.

	Year Ended June 30,
(Dollars In Thousands)	2009	2008
MSA net carrying value	$ 450	$ 673

CPR assumption (weighted-average)	24.60%	8.58%
Impact on fair value of 10% adverse change in prepayment speed	$ (26)	$ (32)
Impact on fair value of 20% adverse change in prepayment speed	$ (50)	$ (62)

Discount rate assumption (weighted-average)	9.00%	9.00%
Impact on fair value of 10% adverse change in discount rate	$ (32)	$ (56)
Impact on fair value of 20% adverse change in discount rate	$ (62)	$ (109)

Loans sold consisted of the following:

	Year Ended June 30,
(In Thousands)	2009	2008	2007

Loans sold:
Servicing – released	$ 1,204,492	$ 368,925	$ 1,119,330
Servicing – retained	193	4,534	4,108
Total loans sold	$ 1,204,685	$ 373,459	$ 1,123,438

Loans held for sale, at fair value, consisted of the following:

	June 30,
(In Thousands)	2009	2008

Fixed rate	$ 135,490	$ -
Total loans held for sale, at fair value	$ 135,490	$ -

Loans held for sale, at lower of cost or market, consisted of the following:

	June 30,
(In Thousands)	2009	2008

Fixed rate	$ 10,555	$ 27,390
Adjustable rate	-	1,071
Total loans held for sale, at lower of cost or market	$ 10,555	$ 28,461

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

5.	Real Estate Owned:

Real estate owned consisted of the following:

	June 30,
(In Thousands)	2009	2008

Real estate owned	$ 17,246	$ 9,872
Less the allowance for real estate owned losses	(807)	(517)
Total real estate owned, net	$ 16,439	$ 9,355

Real estate owned was primarily the result of real estate acquired in the settlement of loans.  As of June 30, 2009, real estate owned was comprised of 80 properties, primarily single-family residences located in Southern California.  This compares to 45 real estate owned properties at June 30, 2008, primarily single-family residences located in Southern California.  The increase in real estate owned was due primarily to an increase in foreclosures resulting from weakness in the real estate market, limited refinancing opportunity and deteriorating general economic conditions.

During fiscal 2009, the Bank acquired 157 real estate owned properties in the settlement of loans and sold 122 properties for a net loss of $128,000.  In fiscal 2008, the Bank acquired 72 real estate owned properties in the settlement of loans and sold 37 properties for a net loss of $932,000.

A summary of the disposition and operations of real estate owned acquired in the settlement of loans for the fiscal years ended June 30, 2009, 2008 and 2007 consisted of the following:

	Year Ended June 30,
(In Thousands)	2009	2008	2007

Net (losses) gains on sale	$ (128)	$ (932)	$ 46
Net operating expenses	(2,051)	(1,234)	(163)
Provision for estimated losses	(290)	(517)	-
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	$ (2,469)	$ (2,683)	$ (117)

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

6.	Premises and Equipment:

Premises and equipment consisted of the following:

	June 30,
(In Thousands)	2009	2008

Land	$ 3,051	$ 3,051
Buildings	8,247	8,167
Leasehold improvements	1,969	1,524
Furniture and equipment	6,714	6,535
Automobiles	105	106
	20,086	19,383
Less accumulated depreciation and amortization	(13,738)	(12,870)
Total premises and equipment, net	$ 6,348	$ 6,513

Depreciation and amortization expense for the years ended June 30, 2009, 2008 and 2007 amounted to $962,000, $1.0 million and $972,000, respectively.

7.	Deposits:

	June 30, 2009		June 30, 2008
(Dollars in Thousands)	Interest Rate	Amount	Interest Rate	Amount

Checking deposits – non interest-bearing	-	$ 41,974	-	$ 48,056
Checking deposits – interest-bearing (1)	0% - 1.34%	128,395	0% - 1.50%	122,065
Savings deposits (1)	0% - 1.98%	156,307	0% - 3.25%	144,883
Money market deposits (1)	0% - 2.00%	25,704	0% - 2.47%	33,675
Time deposits (1)
Under $100	0.00% - 5.84%	293,180	0.40% - 5.84%	300,467
$100 and over (2)	0.24% - 5.84%	343,685	1.36% - 5.84%	363,264
Total deposits		$ 989,245		$ 1,012,410
Weighted average interest rate on deposits		2.01%		2.95%

(1)	Certain interest-bearing checking, savings, money market and time deposits require a minimum balance to earn interest.
(2)
Includes a single depositor with balances of $83.0 million and $100.3 million at June 30, 2009 and 2008, respectively; and includes brokered deposits of $19.6 million and $0 at June 30, 2009 and 2008, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The aggregate annual maturities of time deposits are as follows:

	June 30,
(In Thousands)	2009	2008

One year or less	$ 538,810	$ 589,384
Over one to two years	34,623	60,159
Over two to three years	17,144	7,020
Over three to four years	7,990	2,430
Over four to five years	35,101	4,680
Over five years	3,197	58
Total time deposits	$ 636,865	$ 663,731

Interest expense on deposits is summarized as follows:

	Year Ended June 30,
(In Thousands)	2009	2008	2007

Checking deposits – interest-bearing	$ 806	$ 881	$ 961
Savings deposits	2,096	2,896	2,823
Money market deposits	417	726	563
Time deposits	20,132	30,073	26,867
Total interest expense on deposits	$ 23,451	$ 34,576	$ 31,214

The Corporation is required to maintain reserve balances with the Federal Reserve Bank of San Francisco.  Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank.  The cash balances maintained by the Bank at June 30, 2009 and 2008 were sufficient to cover the reserve requirements.

8.	Borrowings:

Advances from the FHLB – San Francisco, which mature on various dates through 2021, are collateralized by pledges of certain real estate loans with an aggregate principal balance at June 30, 2009 and 2008 of $632.9 million and $899.3 million, respectively.  In addition, the Bank pledged investment securities totaling $17.9 million at June 30, 2009 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) program as compared to $26.4 million at June 30, 2008.  At June 30, 2009, the Bank’s FHLB – San Francisco borrowing capacity, which is limited to 45% of total assets reported on the Bank’s quarterly Thrift Financial Report to the OTS, is approximately $703.3 million as compared to $837.1 million at June 30, 2008 which was limited to 50% of total assets reported on the Bank’s quarterly Thrift Financial Report.  As of June 30, 2009 and 2008, the remaining borrowing facility was $238.5 million and $352.7 million, respectively, with the remaining collateral of $185.0 million and $439.9 million, respectively.  As of July 16, 2009, the FHLB – San Francisco reduced the borrowing capacity to 40% due to perceived further deterioration in the loan portfolio quality.

In addition, the Bank had a borrowing arrangement in the form of a federal funds facility with its correspondent bank for $25.0 million which matured on November 30, 2008.  The correspondent bank did not extend the federal funds facility.   As of June 30, 2009 and 2008, the Bank had no borrowings outstanding under this facility.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Borrowings consisted of the following:

	June 30,
(In Thousands)	2009	2008

FHLB – San Francisco advances	$ 443,692	$ 466,335
SBC FHLB – San Francisco advances	13,000	13,000
Total borrowings	$ 456,692	$ 479,335

In addition to the total borrowings mentioned above, the Corporation utilized its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2009 and 2008 were $5.0 million and $2.0 million, respectively; and the outstanding MPF credit enhancement was $3.1 million and $3.1 million, respectively.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock.  The Bank held the required investment of $27.9 million and an excess investment of $5.1 million at June 30, 2009, as compared to the required investment of $30.0 million and an excess investment of $2.1 million at June 30, 2008.  During fiscal 2009, the FHLB – San Francisco announced that they would not repurchase excess capital stock on January 31, 2009, April 30, 2009 or July 31, 2009 as a result of their desire to strengthen their capital ratios.  The stock dividend from FHLB – San Francisco recognized in fiscal 2009, 2008 and 2007 was $324,000, $1.8 million and $2.2 million, respectively.  On July 31, 2009, the FHLB – San Francisco declared a cash dividend for the quarter ended June 30, 2009 at an annualized rate of 0.84%.  The accrued cash dividend of $69,000 was recognized by the Bank in July 2009.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2009	2008	2007

Balance outstanding at the end of year:
FHLB – San Francisco advances	$ 456,692	$ 479,335	$ 502,774
Correspondent bank advances	$ -	$ -	$ -

Weighted average rate at the end of year:
FHLB – San Francisco advances	3.89%	3.81%	4.55%
Correspondent bank advances	- %	- %	- %

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$ 548,899	$ 499,744	$ 689,443
Correspondent bank advances	$ -	$ -	$ 1,000

Average short-term borrowings during the year with respect to (1):
FHLB – San Francisco advances	$ 136,467	$ 188,390	$ 281,267
Correspondent bank advances	$ 102	$ 143	$ 168

Weighted average short-term borrowing rate during the year with respect to (1):
FHLB – San Francisco advances	3.00%	3.76%	4.89%
Correspondent bank advances	2.22%	5.36%	5.34%

(1) Borrowings with a remaining term of 12 months or less.

The aggregate annual contractual maturities of borrowings are as follows:

	June 30,
(Dollars in Thousands)	2009	2008

Within one year	$ 112,000	$ 142,600
Over one to two years	148,000	112,000
Over two to three years	90,000	128,000
Over three to four years	20,000	65,000
Over four to five years	70,000	20,000
Over five years	16,692	11,735
Total borrowings	$ 456,692	$ 479,335
Weighted average interest rate	3.89%	3.81%

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

9.	Income Taxes:

The Corporation utilizes the asset and liability method of accounting for income taxes whereby deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.  The (benefit) provision for income taxes consisted of the following:

	Year Ended June 30,
(In Thousands)	2009	2008	2007

Current:
Federal	$ 2,632	$ 5,902	$ 6,568
State	917	1,952	2,392
	3,549	7,854	8,960
Deferred:
Federal	(7,940)	(4,042)	233
State	(2,845)	(1,444)	(69)
	(10,785)	(5,486)	164
(Benefit) provision for income taxes	$ (7,236)	$ 2,368	$ 9,124

The Corporation’s tax benefit from non-qualified equity compensation in fiscal 2009, fiscal 2008 and fiscal 2007 was approximately $0, $6,000 and $81,000, respectively.

The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:
	Year Ended June 30,
	2009		2008		2007
(In Thousands)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

Federal statutory (benefit) income taxes	$ (5,136)	(35.0)%	$ 1,130	35.0%	$ 6,851	35.0%
State (benefit) taxes, net of federal (benefit) taxes	(1,254)	(8.5)	253	7.9	1,468	7.5
Other (benefit) tax adjustments:
Bank-owned life insurance	(43)	(0.3)	(42)	(1.3)	(40)	(0.2)
Non-deductible expenses	26	0.2	28	0.9	40	0.2
Non-deductible stock-based compensation	(829)	(5.7)	592	18.3	805	4.1
Other	-	-	407	12.6	-	-
Effective (benefit) income taxes	$ (7,236)	(49.3)%	$ 2,368	73.4%	$ 9,124	46.6%

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Deferred tax assets by jurisdiction were as follows:

	June 30,
(In Thousands)	2009	2008

Deferred taxes – federal	$ 11,115	$ 4,036
Deferred taxes – state	4,330	1,589
Total net deferred tax assets	$ 15,445	$ 5,625

Net deferred tax assets were comprised of the following:

	June 30,
(In Thousands)	2009	2008

State taxes	$ -	$ 39
Loss reserves	24,086	11,326
Deferred compensation	2,389	1,797
Accrued vacation	152	160
Other	37	16
Total deferred tax assets	26,664	13,338

Depreciation	-	(66)
FHLB – San Francisco stock dividends	(4,474)	(4,325)
Unrealized gains on derivative financial instruments	(904)	-
Unrealized gain on loans held for sale, at fair value	(860)	-
Unrealized gain on investment securities	(1,254)	(270)
Unrealized gain on interest-only strips	(102)	(120)
Deferred loan costs	(2,378)	(2,932)
State taxes	(1,247)	-
Total deferred tax liabilities	(11,219)	(7,713)
Net deferred tax assets	$ 15,445	$ 5,625

The net deferred tax assets are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Financial Condition.  The Corporation analyzes the deferred tax assets to determine whether a valuation allowance is required based on the more likely than not criteria that such assets will be realized principally through future taxable income.  This criteria takes into account the actual earnings and the estimates of profitability.  The Corporation has determined that a valuation allowance is not required for any deferred tax assets.  The Corporation may carryback net federal tax losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At June 30, 2009, the Corporation had no federal or state net tax loss carryforwards.  Based upon projections of future taxable income for the periods in which the temporary differences are expected to be deductible, management believes it is more likely than not the Company will realize the deferred tax asset.

Retained earnings at June 30, 2009 included approximately $9.0 million (pre-1988 bad debt reserve for tax purposes) for which federal income tax of $3.1 million had not been provided.  If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate.  If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

10.	Capital:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Core Capital (as defined) to Adjusted Tangible Assets (as defined).  Management believes, as of June 30, 2009 and 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2009 and 2008, the most recent notification from the Office of Thrift Supervision categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum Total Risk-Based Capital (to risk-weighted assets), Core Capital (to adjusted tangible assets) and Tier 1 Risk-Based Capital (to risk-weighted assets) as set forth in the following table.  There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.  In fiscal 2009, the Bank did not declare cash dividends to its parent, the Corporation, while in fiscal 2008 and 2007, the Bank declared and paid cash dividends of  $12.0 million and $20.0 million, respectively to, its parent.

Federal regulations require that institutions with investments in subsidiaries conducting real estate investment and joint venture activities maintain sufficient capital over the minimum regulatory requirements.  The Bank maintains capital in excess of the minimum requirements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The Bank’s actual capital amounts and ratios as of June 30, 2009 and 2008 were as follows:
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2009
Total Risk-Based Capital	$ 116,901	13.05%	$ 71,685	> 8.0%	$ 89,606	> 10.0%
Core Capital	$ 108,593	6.88%	$ 63,109	> 4.0%	$ 78,886	> 5.0%
Tier 1 Risk-Based Capital	$ 105,590	11.78%	N/A	N/A	$ 53,763	> 6.0%
Tangible Capital	$ 108,593	6.88%	$ 23,666	> 1.5%	N/A	N/A

As of June 30, 2008
Total Risk-Based Capital	$ 127,411	12.25%	$ 83,236	> 8.0%	$ 104,045	> 10.0%
Core Capital	$ 117,326	7.19%	$ 65,252	> 4.0%	$ 81,565	> 5.0%
Tier 1 Risk-Based Capital	$ 114,345	10.99%	N/A	N/A	$ 62,427	> 6.0%
Tangible Capital	$ 117,326	7.19%	$ 24,470	> 1.5%	N/A	N/A

11.	Benefit Plans:

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements.  Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service.  The Corporation makes matching contributions up to 3% of participants’ pretax compensation.  Participants vest immediately in their own contributions with 100% vesting in the Corporation’s contributions occurring after six years of credited service.  The Corporation’s expense for the plan was approximately $304,000, $304,000 and $426,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

The Corporation has a multi-year employment agreement with one executive officer, which requires payments of certain benefits upon retirement.  At June 30, 2009 and 2008, the accrued liability is $2.7 million and $2.3 million, respectively; costs are being accrued and expensed annually; and the current obligation is fully funded consistent with contractual requirements and actuarially determined estimates of the total future obligation.

ESOP (Employee Stock Ownership Plan)

An ESOP was established on June 27, 1996 for all employees who are age 21 or older and have completed one year of service with the Corporation during which they have served a minimum of 1,000 hours.  The ESOP Trust borrowed $4.1 million from the Corporation to purchase 922,538 shares of the common stock issued in the conversion.  Shares purchased with the loan proceeds are held in an unearned ESOP account and released on a pro- rata basis based on the distribution schedule and repayment of the ESOP loan.  The loan is principally repaid from the Corporation’s contributions to the ESOP over a period of 15 years.  Contributions to the ESOP and share releases from the unearned ESOP account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation.  Benefits generally become 100% vested after six years of credited service.  Vesting accelerates upon retirement, death or disability of the participant or in the event of a change in control of the Corporation.  Forfeitures are reallocated among remaining participating employees in the same proportion as contributions.  Benefits are payable upon death, retirement, early retirement, disability or separation

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

from service.  Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

In addition to the scheduled ESOP loan payments, from September 2002 through December 2007, the ESOP Trust paid additional principal amounts funded by cash dividends received on the unallocated ESOP shares.  There was no additional principal payment in fiscal 2009.  The additional principal payments in fiscal 2008 and 2007 were $52,000 and $131,000, respectively.  These loan payments resulted in additional compensation expense of $271,000 and $835,000 in fiscal 2008 and 2007, respectively, and additional ESOP share releases of 13,166 shares and 29,079 shares, respectively.

The Corporation did not intend to accelerate the ESOP share allocations triggered by additional ESOP loan principal payments funded by cash dividends from unallocated ESOP shares but did so as a result of an ambiguity in the ESOP Plan document.  On April 22, 2008, the Bank submitted a self-correction application to the Internal Revenue Service (“IRS”) as a result of the ambiguity in the ESOP Plan regarding the ESOP’s repayment of the ESOP loan.  On March 27, 2009, the IRS approved a Voluntary Program Compliance Statement (“ESOP self correction”), which was subsequently ratified by the Board of Directors of the Bank on April 30, 2009.  On June 19, 2009, the Bank executed the ESOP self correction, which allowed the Bank to restore the ESOP loan by reversing the accelerated repayment of the loan and restoring the corresponding allocated shares to unallocated shares.  The shares were recovered to unallocated status consistent with the increase to the ESOP loan.  The Corporation reimbursed $933,000 to the ESOP for the unallocated cash dividends from the reversed loan prepayments plus $54,000 of accumulated interest.  The total compensation expense recovery from the ESOP self correction was $2.6 million.

The net (recovery) expense related to the ESOP for the years ended June 30, 2009, 2008 and 2007 was $(2.4) million, $1.4 million and $2.6 million, respectively.  At June 30, 2009 and 2008, the outstanding balance on the loan was $745,000 (subsequent to the self correction) and $144,000, respectively.  At June 30, 2009 and 2008, the unearned ESOP account of $473,000 (subsequent to the self correction) and $102,000, respectively, was reported as a reduction to stockholders’ equity.

The table below reflects ESOP activity for the year indicated (in number of shares):

	June 30,
	2009	2008	2007
Unallocated shares at beginning of year	22,873	102,309	192,255
ESOP self correction	144,511	-	-
Allocated	(60,867)	(79,436)	(89,946)
Unallocated shares at end of year	106,517	22,873	102,309

The fair value of unallocated ESOP shares was $590,000, $216,000 and $2.6 million at June 30, 2009, 2008 and 2007, respectively.

12.	Incentive Plans:

As of June 30, 2009, the Corporation had three share-based compensation plans, which are described below.  These plans include the 2006 Equity Incentive Plan, 2003 Stock Option Plan and 1996 Stock Option Plan.  The 1997 Management Recognition Plan was fully distributed in July 2007 and is no longer an active incentive plan.  The compensation cost that has been charged against income for these plans was $1.1 million, $1.0 million and $511,000 for fiscal years ended June 30, 2009, 2008 and 2007, respectively.  The income tax benefit recognized in the

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Consolidated Statements of Operations for share-based compensation plans was $0, $6,000 and $81,000 for fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Equity Incentive Plan.  The Corporation established and the shareholders approved the 2006 Equity Incentive Plan (“2006 Plan”) for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary.  The 2006 Plan authorizes 365,000 stock options and 185,000 shares of restricted stock.  The 2006 Plan also provides that no person may be granted more than 73,000 stock options or awarded more than 27,750 shares of restricted stock in any one year.

a) Equity Incentive Plan - Stock Options.  Under the 2006 Plan, options may not be granted at a price less than the fair market value at the date of the grant.  Options typically vest over a five-year period on a pro-rata basis as long as the director, advisory director, director emeriti, officer or employee remains in service to the Corporation, although alternative vesting schedules are also acceptable.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the assumptions noted in the following table.  The expected volatility is based on implied volatility from historical common stock closing prices for the prior 84 months.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis.  The expected term is based on the historical experience of all fully vested stock option grants and is reviewed annually.  The risk-free interest rate is based on the U.S. Treasury note rate with a term similar to the underlying stock option on the particular grant date.

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Expected volatility range	35%	- %	19%
Weighted-average volatility	35%	- %	19%
Expected dividend yield	2.8%	- %	2.5%
Expected term (in years)	7.0	-	7.4
Risk-free interest rate	3.5%	- %	4.8%

A total of 182,000 options were granted in fiscal 2009 with a three-year cliff vesting schedule and the weighted-average fair value of options granted as of the grant date was $2.14 per option, while 2,200 options were forfeited and no options were exercised in fiscal 2009.  In fiscal 2008, no options were granted or exercised from the 2006 Plan, while 12,000 options were forfeited.  As of June 30, 2009 and 2008, there were 9,900 and 189,700 options, respectively, available for future grants under the 2006 Plan.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following is a summary of stock option activity since the inception of the 2006 Plan and changes during the fiscal years ended June 30, 2009, 2008 and 2007 are presented below:

Equity Incentive Plan – Stock Options	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	-	$ -
Granted	187,300	$ 28.31
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at June 30, 2007	187,300	$ 28.31	9.61	$ -
Vested and expected to vest at June 30, 2007	149,840	$ 28.31	9.61	$ -
Exercisable at June 30, 2007	-	$ -	-	$ -

Outstanding at July 1, 2007	187,300	$ 28.31
Granted	-	$ -
Exercised	-	$ -
Forfeited	(12,000)	$ 28.31
Outstanding at June 30, 2008	175,300	$ 28.31	8.61	$ -
Vested and expected to vest at June 30, 2008	147,252	$ 28.31	8.61	$ -
Exercisable at June 30, 2008	35,060	$ 28.31	8.61	$ -

Outstanding at July 1, 2008	175,300	$ 28.31
Granted	182,000	$ 7.03
Exercised	-	$ -
Forfeited	(2,200)	$ 18.64
Outstanding at June 30, 2009	355,100	$ 17.46	8.37	$ -
Vested and expected to vest at June 30, 2009	283,780	$ 18.13	8.33	$ -
Exercisable at June 30, 2009	69,820	$ 28.31	7.61	$ -

The weighted-average grant-date fair value of options granted during the fiscal years ended June 30, 2009, 2008 and 2007 was $2.14, $0 and $6.49 per share, respectively.  As of June 30, 2009 and 2008, there was $655,000 and $701,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the 2006 Plan.  The expense is expected to be recognized over a weighted-average period of 2.4 years and 3.6 years, respectively.  The forfeiture rate during fiscal 2009 and 2008 was 25 percent and 20 percent, respectively, calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

b) Equity Incentive Plan – Restricted Stock.  The Corporation used 185,000 shares of its treasury stock to fund the restricted stock portion of the 2006 Plan.  Awarded shares typically vest over a five-year period as long as the director, advisory director, director emeriti, officer or employee remains in service to the Corporation, although alternative vesting schedules are also acceptable.  Once vested, a recipient of restricted stock will have all the rights of a shareholder, including the power to vote and the right to receive dividends.  The Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

In fiscal 2009, a total of 100,300 shares of restricted stock were awarded with a three-year cliff vesting schedule, 1,400 shares were forfeited and 12,000 shares were vested and distributed.  In fiscal 2008, a total of 4,000 shares of restricted stock were awarded, 6,000 shares were forfeited and 11,350 shares were vested and distributed.  As of June 30, 2009 and 2008, there were 25,350 shares and 124,250 shares of restricted stock, respectively, available for future awards.

A summary of the status of the Corporation’s restricted stock since the inception of the plan and changes during the fiscal years ended June 30, 2009, 2008 and 2007 are presented below:

Equity Incentive Plan - Restricted Stock	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2006	-	$ -
Awarded	62,750	$ 26.49
Vested and distributed	-	$ -
Forfeited	-	$ -
Unvested at June 30, 2007	62,750	$ 26.49
Expected to vest at June 30, 2007	50,200	$ 26.49

Unvested at July 1, 2007	62,750	$ 26.49
Awarded	4,000	$ 18.09
Vested and distributed	(11,350)	$ 26.49
Forfeited	(6,000)	$ 26.49
Unvested at June 30, 2008	49,400	$ 25.81
Expected to vest at June 30, 2008	39,520	$ 25.81

Unvested at July 1, 2008	49,400	$ 25.81
Awarded	100,300	$ 6.46
Vested and distributed	(12,000)	$ 25.93
Forfeited	(1,400)	$ 15.04
Unvested at June 30, 2009	136,300	$ 11.67
Expected to vest at June 30, 2009	102,225	$ 11.67

As of June 30, 2009 and 2008, the unrecognized compensation expense under the 2006 Plan was $1.6 million and $1.4 million, respectively.  The expense is expected to be recognized over a weighted-average period of 2.5 years and 3.6 years, respectively.  Similar to options, the forfeiture rate for the restricted stock compensation expense calculations for fiscal 2009 and 2008 was 25 percent and 20 percent, respectively.  The fair value of shares vested and distributed during the fiscal year ended June 30, 2009 and 2008 was $52,000 and $178,000, respectively.

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

On April 28, 2005, the Board of Directors accelerated the vesting of 136,950 unvested stock options, which were previously granted to directors, officers and key employees who had three or more continuous years of service with

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

the Corporation or an affiliate of the Corporation.  The Board believed that it was in the best interest of the shareholders to accelerate the vesting of these options, which were granted prior to January 1, 2004, since it had a positive impact on the future earnings of the Corporation.  This action was taken as a result of SFAS No. 123(R) which the Corporation adopted on July 1, 2005.

As a result of accelerating the vesting of these options, the Corporation recorded a $320,000 charge to compensation expense during the quarter ended June 30, 2005.  This charge represented a new measurement of compensation cost for these options as of the modification date.  The modification introduced the potential for an effective renewal of the awards as some of these options may have been forfeited by the holders.  This charge required quarterly adjustments in future periods for actual forfeiture experience.  For the fiscal year ended June 30, 2009, a recovery of $19,000 was realized; and since inception, a $320,000 recovery has been realized.  The Corporation estimates that the compensation expense related to these options that would have been recognized over their remaining vesting period pursuant to the transition provisions of SFAS No. 123(R) was $1.7 million.  Because these options are now fully vested, they are not subject to the provisions of SFAS No. 123(R).

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the assumptions noted in the following table.  The expected volatility is based on implied volatility from historical common stock closing prices for the prior 84 months (or 30 months for grants prior to September 2006).  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis.  The expected term is based on the historical experience of all fully vested stock option grants and is reviewed annually.  The risk-free interest rate is based on the U.S. Treasury note rate with a term similar to the underlying stock option on the particular grant date.

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Expected volatility range	- %	22%	23%
Weighted-average volatility	- %	22%	23%
Expected dividend yield	- %	3.6%	2.0%
Expected term (in years)	-	6.9	7.4
Risk-free interest rate	- %	4.8%	4.5% - 5.0%

In fiscal 2009, there were no options (under either plan) granted, forfeited or exercised.  In fiscal 2008, the total options granted, exercised and forfeited were 50,000 options, 7,500 options and 57,700 options, respectively.  As of June 30, 2009 and 2008, the number of options available for future grants under the Stock Option Plans were 14,900 options and 14,900 options, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following is a summary of stock option activity under the 1996 and 2003 Plans:

Stock Option Plans	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	552,993	$ 19.77
Granted	64,000	$ 30.02
Exercised	(51,393)	$ 19.80
Forfeited	-	$ -
Outstanding at June 30, 2007	565,600	$ 20.93	6.28	$ 2,822
Vested and expected to vest at June 30, 2007	523,980	$ 20.48	6.17	$ 2,795
Exercisable at June 30, 2007	357,500	$ 17.64	5.48	$ 2,689

Outstanding at July 1, 2007	565,600	$ 20.93
Granted	50,000	$ 19.92
Exercised	(7,500)	$ 9.15
Forfeited	(57,700)	$ 25.47
Outstanding at June 30, 2008	550,400	$ 20.52	5.61	$ 78
Vested and expected to vest at June 30, 2008	519,280	$ 20.24	5.48	$ 78
Exercisable at June 30, 2008	394,800	$ 18.71	4.79	$ 78

Outstanding at July 1, 2008	550,400	$ 20.52
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at June 30, 2009	550,400	$ 20.52	4.61	$ -
Vested and expected to vest at June 30, 2009	528,575	$ 20.33	4.49	$ -
Exercisable at June 30, 2009	463,100	$ 19.66	4.08	$ -

The weighted-average grant-date fair value of options granted during the fiscal years ended June 30, 2009, 2008 and 2007 was $0, $3.94 and $8.43 per share, respectively.  The total intrinsic value of options exercised during the years ended June 30, 2009, 2008 and 2007 was $0, $104,000 and $411,000, respectively.

As of June 30, 2009 and 2008, there was $1.1 million and $1.4 million of unrecognized compensation expense, respectively, related to non-vested share-based compensation arrangements granted under the 1996 and 2003 Stock Option Plans.  The expense is expected to be recognized over a weighted-average period of 1.4 years and 2.7 years, respectively.  The forfeiture rate during fiscal 2009 and 2008 was 25 percent and 20 percent, respectively, which was calculated based on the historical experience of all fully vested stock option grants and is reviewed annually.

Management Recognition Plan (“MRP”). The Corporation established the MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock.  The Corporation acquired 461,250 shares of its common stock in the open market to fund the MRP in 1997.  All of the MRP shares have been awarded and distributed.  Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation.  The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at the award date.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

MRP compensation expense was $0, $4,000 and $58,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

A summary of the activity of the Corporation’s MRP is presented below:

Management Recognition Plan	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2006	9,588	$ 12.81
Awarded	-	$ -
Vested and distributed	(5,820)	$ 12.26
Forfeited	-	$ -
Unvested at June 30, 2007	3,768	$ 13.67
Awarded	-	$ -
Vested and distributed	(3,768)	$ 13.67
Forfeited	-	$ -
Unvested at June 30, 2008	-	$ -
Awarded	-	$ -
Vested and distributed	-	$ -
Forfeited	-	$ -
Unvested at June 30, 2009	-	$ -

As of June 30, 2008, the MRP was fully distributed and is no longer an active plan.  The forfeiture rate during fiscal 2008 was 0%, which was based on the full retention of the remaining participants.  The fair value of shares vested during the years ended 2008 and 2007, was $85,000 and $174,000, respectively.

13.	Earnings Per Share:

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the fiscal year.  Diluted EPS reflects the potential dilution that could occur if securities, restricted stock or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Corporation.  There were 905,500 stock options, 725,700 stock options and 752,900 stock options outstanding as of June 30, 2009, 2008 and 2007, respectively.  As of June 30, 2009, 2008 and 2007, there were 905,500 stock options, 658,200 stock options and 292,800 stock options, respectively, excluded from the diluted EPS computation as their effect was anti-dilutive with the strike price exceeding the market price.  As of June 30, 2009, 2008 and 2007, there were restricted stock of 136,300 shares, 49,400 shares and 66,518 shares, respectively, also excluded from the diluted EPS computation as their effect was anti-dilutive.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

	For the Year Ended June 30, 2009
(Dollars in Thousands, Except Share Amount)	Loss (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ (7,439)	6,201,978	$ (1.20)
Effect of dilutive shares:
Stock options		-
Restricted stock		-
Diluted EPS	$ (7,439)	6,201,978	$ (1.20)

	For the Year Ended June 30, 2008
(Dollars in Thousands, Except Share Amount)	Income (Numerator)	Shares(Denominator)	Per-Share Amount

Basic EPS	$ 860	6,171,480	$ 0.14
Effect of dilutive shares:
Stock options		42,649
Restricted stock		296
Diluted EPS	$ 860	6,214,425	$ 0.14

	For the Year Ended June 30, 2007
(Dollars in Thousands, Except Share Amount)	Income (Numerator)	Shares(Denominator)	Per-Share Amount

Basic EPS	$ 10,451	6,557,550	$ 1.59
Effect of dilutive shares:
Stock options		114,274
Restricted stock		3,893
Diluted EPS	$ 10,451	6,675,717	$ 1.57

14.	Commitments and Contingencies:

The Corporation is involved in various legal matters associated with its normal operations.  In the opinion of management, these matters will be resolved without material effect on the Corporation’s financial position, results of operations or cash flows.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The Corporation conducts a portion of its operations in leased facilities and has software maintenance contracts under non-cancelable agreements classified as operating leases. The following is a schedule of minimum rental payments under such operating leases, which expire in various years:

Amount
Year Ending June 30,	(In Thousands)

2010	$ 793
2011	717
2012	563
2013	318
2014	43
Thereafter	-
Total minimum payments required	$ 2,434

Lease expense under operating leases was approximately $966,000, $1.1 million and $1.3 million for the years ended June 30, 2009, 2008 and 2007, respectively.

In the ordinary course of business, the Corporation enters into contracts with third parties under which the third parties provide services on behalf of the Corporation.  In many of these contracts, the Corporation agrees to indemnify the third party service provider under certain circumstances.  The terms of the indemnity vary from contract to contract and the amount of the indemnification liability, if any, cannot be determined.  The Corporation also enters into other contracts and agreements; such as, loan sale agreements, litigation settlement agreements, confidentiality agreements, loan servicing agreements, leases and subleases, among others, in which the Corporation agrees to indemnify third parties for acts by the Corporation’s agents, assignees and/or sub-lessees, and employees.  Due to the nature of these indemnification provisions, the Corporation cannot calculate its aggregate potential exposure under them.

Pursuant to their bylaws, the Corporation and its subsidiaries provide indemnification to directors, officers and, in some cases, employees and agents against certain liabilities incurred as a result of their service on behalf of or at the request of the Corporation and its subsidiaries.  It is not possible for the Corporation to determine the aggregate potential exposure resulting from the obligation to provide this indemnity.

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

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and loan sale commitments to third parties.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.

	June 30,
Commitments	2009	2008
(In Thousands)
Undisbursed loan funds – Construction loans	$ 305	$ 7,864
Undisbursed lines of credit – Mortgage loans	2,171	4,880
Undisbursed lines of credit – Commercial business loans	4,148	6,833
Undisbursed lines of credit – Consumer loans	1,617	1,672
Commitments to extend credit on loans held for investment	1,053	6,232
	$ 9,294	$ 27,481

Commitments to extend credit are agreements to lend money to a customer at some future date as long as all conditions have been met in the agreement.  These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee.  Since some of these commitments are expected to expire, the total commitment amount outstanding does not necessarily represent future cash requirements.  The Corporation evaluates each customer’s creditworthiness on a case-by-case basis prior to issuing a commitment.  At June 30, 2009 and 2008, interest rates on commitments to extend credit ranged from 4.25% to 15.00% and 5.00% to 7.00%, respectively.

In an effort to minimize its exposure to interest rate fluctuations on commitments to extend credit where the underlying loan will be sold, the Corporation may enter into loan sale commitments to sell certain dollar amounts of fixed rate and adjustable rate loans to third parties.  These agreements specify the minimum maturity of the loans, the yield to the purchaser, the servicing spread to the Corporation (if servicing is retained), the maximum principal amount of all loans to be delivered and the maximum principal amount of individual loans to be delivered.  The Corporation typically satisfies these loan sale commitments with its current loan production.  If the Corporation is unable to reasonably predict the dollar amounts of loans which may not fund, the Corporation may enter into “best efforts” loan sale commitments rather than “mandatory” loan sale commitments.  Mandatory loan sale commitments may include whole loan and/or To-Be-Announced MBS (“TBA-MBS”) loan sale commitments.

In addition to the instruments described above, the Corporation may also purchase over-the-counter put option contracts (with expiration dates that generally coincide with the terms of the commitments to extend credit), which mitigates the interest rate risk inherent in commitments to extend credit.  In addition to put option contracts, the Corporation may purchase call option contracts to adjust its risk positions.  The contract amounts of these instruments reflect the extent of involvement the Corporation has in this particular class of financial instruments.  The Corporation’s exposure to loss on these financial instruments is limited to the premiums paid for the put and call option contracts.  Put and call options are adjusted to market in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  There were no call or put option contracts outstanding at June 30, 2009 or 2008.

In accordance with SFAS No. 133 and interpretations of the FASB’s Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, put option and call option contracts are recorded at fair value on the consolidated balance sheets, and are included in prepaid expenses and other assets (if the net result is a gain) or Account payable, accrued interest and other liabilities (if the net result is a loss).  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recognized in the gain on sale of loans.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The net impact of derivative financial instruments on the Consolidated Statements of Operations during the years ended June 30, 2009, 2008 and 2007 was as follows:

	For the Year Ended June 30,
Derivative financial instruments	2009	2008	2007
(In Thousands)
Commitments to extend credit on loans to be held for sale	$ 1,620	$ (300)	$ 283
Mandatory loan sale commitments	656	-	-
Put option contracts	-	(13)	(72)
Call option contracts	-	(4)	1
Total	$ 2,276	$ (317)	$ 212

 The outstanding derivative financial instruments as the dates indicated were as follows:

	June 30, 2009		March 31, 2009		June 30, 2008
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)
Commitments to extend credit on loans to be held for sale (1)	$ 104,630	$ 1,316	$ 206,966	$ 4,242	$ 23,191	$ (304)
Best efforts loan sale commitments	(12,834)	-	(3,669)	-	(51,652)	-
Mandatory loan sale commitments	(207,239)	656	(279,538)	(1,485)	-	-
Total	$ (115,443)	$ 1,972	$ (76,241)	$ 2,757	$ (28,461)	$ (304)

(1)	Net of an estimated 34.5% of commitments at June 30, 2009, 38.8% of commitments at March 31, 2009 and 48.0% of commitments at June 30, 2008, which may not fund.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

16.	Fair Values of Financial Instruments:

The Corporation adopted SFAS No. 157, “Fair Value Measurements,” on July 1, 2008 and elected the fair value option (SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”) on May 28, 2009 on loans originated for sale by PBM.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 159 permits entities to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option) at specified election dates.  At each subsequent reporting date, an entity is required to report unrealized gains and losses on items in earnings for which the fair value option has been elected.  The objective of the statement is to provide entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex accounting provisions.    The Corporation elected the fair value option (SFAS No. 159) on May 28, 2009 for PBM loans originated for sale.  The impact of election was an increase to the ended retained earnings of $1.0 million and net of a decrease in deferred tax assets of $860,000, as follows:

(Dollars In Thousands)	Aggregate Unpaid Principal Balance at 06/30/09	Gain Recorded in Earnings	Aggregate Fair Value at 06/30/09
PBM loans held for sale	$133,613	$1,877	$135,490
Pretax net effect of the election of the fair value option		1,877
Decrease in deferred tax assets		(860)
Net effect of the election of the fair value option (increase to gain on sale of loans, net)		$1,017

The following table describes the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale at fair value.
(Dollars In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference or Gain
As of June 30, 2009:
Single-family loans measured at fair value	$ 135,490	$ 133,613	$ 1,877
Past due loans of 90 days or more	$ -	$ -	$ -
Non-performing loans	$ -	$ -	$ -

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

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
Unobservable inputs for the asset or liability that use significant assumptions, including assumptions of risks.  These unobservable assumptions reflect the Corporation’s estimate of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of pricing models, discounted cash flow models and similar techniques.

SFAS No. 157 requires the Corporation to maximize the use of observable inputs and minimize the use of unobservable inputs.  If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities, loans held for sale at fair value and derivative financial instruments; while loans held for sale at lower of cost or market, non-performing loans and mortgage servicing assets are measured at fair value on a nonrecurring basis.

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

Loans held for sale at fair value are primarily single-family loans.  The fair value is determined, when possible, using quoted secondary-market prices such as mandatory loan sale commitments.  If no such quoted price exists, the fair value of a loan is determined by quoted prices for a similar loan or loans, adjusted for the specific attributes of each loan.

Loans held for sale at lower of cost or market are primarily single-family loans and are written down to fair value.  The fair value is determined, when possible, using quoted secondary-market prices such as mandatory loan sale commitments.  If no such quoted price exists, the fair value of a loan is determined by quoted prices for a similar loan or loans, adjusted for the specific attributes of each loan.

Non-performing loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged.  The non-performing loans are characterized by the distinct possibility that the

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Bank will sustain some loss if the deficiencies are not corrected.  The fair value of an impaired loan is determined based on an observable market price or current appraised value of the underlying collateral, less selling costs.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.  For non-performing loans which are also restructured loans, the fair value is derived from discounted cash flow analysis, except those which are in the process of foreclosure, the fair value is derived from the appraisal value of its collateral, less selling costs.  Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income, but rather as a component in determining the overall adequacy of the allowance for losses on loans.  These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for losses on loans recorded in current earnings.

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

The rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  The fair value of interest-only strips are calculated using the same assumptions that are used to value the related servicing assets.

The fair value of real estate owned is derived from the lower of the appraisal value at the time of foreclosure, less selling costs or the list price provided by an independent realtor, less selling costs.

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

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2009 Using:
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total
Investment securities	$ 5,353	$ 118,500	$ 1,426	$ 125,279
Loans held for sale, at fair value	-	135,490	-	135,490
Interest-only strips	-	-	294	294
Derivative financial instruments	-	(97)	2,069	1,972
Total	$ 5,353	$ 253,893	$ 3,789	$ 263,035

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(Dollars in Thousands)	CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at July 1, 2008	$ 2,225	$ 419	$ (304)	$ 2,340
Total gains or losses (realized/unrealized):
Included in earnings	-	(82)	(2,290)	(2,372)
Included in other comprehensive loss	(341)	-	-	(341)
Purchases, issuances, and settlements	(458)	(43)	4,663	4,162
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at June 30, 2009	$ 1,426	$ 294	$ 2,069	$ 3,789

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a nonrecurring basis:

	Fair Value Measurement at June 30, 2009 Using:
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total
Loans held for sale at lower of cost or market	$ -	$ 568	$ -	$ 568
Non-performing loans	-	39,255	23,696	62,951
Mortgage servicing assets	-	-	400	400
Real estate owned	-	16,439	-	16,439
Total	$ -	$ 56,262	$ 24,096	$ 80,358

The reported fair values of financial instruments are based on various factors. In some cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows, assumed discount rates and other factors reflecting varying degrees of risk. The estimates are subjective in nature and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the reported fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future. The following methods and assumptions were used to estimate fair value of each class of significant financial instrument, not previously disclosed:

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

FHLB – San Francisco stock: The carrying amount reported for FHLB – San Francisco stock approximates fair value.  If redeemed, the Corporation will receive an amount equal to the par value of the stock.

Deposits: The fair value of time deposits is estimated using a discounted cash flow calculation. The discount rate is based upon rates currently offered for deposits of similar remaining maturities.  The fair value of transaction accounts (checking, money market and savings accounts) is estimated by using the most recent Interest Rate Risk Exposure Report issued by the Office of Thrift Supervision which denotes the fair value of transaction accounts consistent with current market conditions.

Borrowings: The fair value of borrowings has been estimated using a discounted cash flow calculation.  The discount rate on such borrowings is based upon rates currently offered for borrowings of similar remaining maturities.

Commitments to extend credit on loans to be held for sale: The fair value is derived from its corresponding loan sale commitments or its estimated current price of similar loan characteristics, adjusted for estimated loans which may not fund.

Mandatory loan sale commitments:  Mandatory loan sale commitments may include whole loan and/or TBA-MBS loan sale commitments.  The fair value for the whole loan sale commitments is based on the quoted market prices from the corresponding investors, adjusted for price weighting (based on existing loans available for sale and unfunded loans), estimated roll costs, and other related factors.  The fair value for the TBA-MBS loan sale commitments is based on the quoted market price from independent pricing sources.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The carrying amount and fair value of the Corporation’s financial instruments were as follows:

	June 30, 2009		June 30, 2008
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 56,903	$ 56,903	$ 15,114	$ 15,114
Investment securities	$ 125,279	$ 125,279	$ 153,102	$ 153,102
Loans held for investment, net	$ 1,165,529	$ 1,177,856	$ 1,368,137	$ 1,372,012
Loans held for sale, at fair value	$ 135,490	$ 135,490	$ -	$ -
Loans held for sale, at lower of cost or market	$ 10,555	$ 10,751	$ 28,461	$ 28,792
Accrued interest receivable	$ 6,158	$ 6,158	$ 7,273	$ 7,273
FHLB – San Francisco stock	$ 33,023	$ 33,023	$ 32,125	$ 32,125

Financial liabilities:
Deposits	$ 989,245	$ 976,000	$ 1,012,410	$ 983,869
Borrowings	$ 456,692	$ 474,701	$ 479,335	$ 482,364
Accrued interest payable	$ 2,361	$ 2,361	$ 2,018	$ 2,018

Derivative Financial Instruments:
Commitments to extend credit on loans to be held for sale	$ 1,316	$ 1,316	$ (304)	$ (304)
Mandatory loan sale commitments	$ 656	$ 656	$ -	$ -

17.	Reportable Segments:

The segment reporting is organized consistent with the Corporation’s executive summary and operating strategy. The business activities of the Corporation, primarily through the Bank and its subsidiary, consist of community banking (“Provident Bank”) and mortgage banking (“Provident Bank Mortgage”).  Provident Bank operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans.  Provident Bank Mortgage operations primarily consist of the origination and sale of mortgage loans secured by single-family residences.  The following table and discussions explain the results of the Corporation’s two major reportable segments, Provident Bank and Provident Bank Mortgage.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following tables illustrate the Corporation’s operating segments for the years ended June 30, 2009, 2008 and 2007, respectively.

	Year Ended June 30, 2009
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, before provision for loan losses	$ 42,575	$ 1,193	$ 43,768
Provision for loan losses	44,048	4,624	48,672
Net interest expense, after provision for loan losses	(1,473)	(3,431)	(4,904)

Non-interest income:
Loan servicing and other fees	632	237	869
Gain on sale of loans, net	22	16,949	16,971
Deposit account fees	2,899	-	2,899
Gain on sale of investment securities	356	-	356
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(1,923)	(546)	(2,469)
Other	1,576	7	1,583
Total non-interest income	3,562	16,647	20,209

Non-interest expense:
Salaries and employee benefits	11,696	5,673	17,369
Premises and occupancy	2,346	532	2,878
Operating and administrative expenses	5,816	3,917	9,733
Total non-interest expenses	19,858	10,122	29,980
(Loss) income before income taxes	(17,769)	3,094	(14,675)
(Benefit) provision for income taxes	(8,537)	1,301	(7,236)
Net (loss) income	$ (9,232)	$ 1,793	$ (7,439)
Total assets, end of period	$ 1,433,693	$ 145,920	$ 1,579,613

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

	Year Ended June 30, 2008
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income (expense), before provision for loan losses	$ 41,634	$ (198)	$ 41,436
Provision for loan losses	8,905	4,203	13,108
Net interest income (expense), after provision for loan losses	32,729	(4,401)	28,328

Non-interest income:
Loan servicing and other fees	206	1,570	1,776
Gain on sale of loans, net	49	955	1,004
Deposit account fees	2,954	-	2,954
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(777)	(1,906)	(2,683)
Other	2,152	8	2,160
Total non-interest income	4,584	627	5,211

Non-interest expense:
Salaries and employee benefits	14,168	4,826	18,994
Premises and occupancy	2,073	757	2,830
Operating and administrative expenses	4,699	3,788	8,487
Total non-interest expenses	20,940	9,371	30,311
Income (loss) before income taxes	16,373	(13,145)	3,228
Provision (benefit) for income taxes	9,373	(7,005)	2,368
Net income (loss)	$ 7,000	$ (6,140)	$ 860
Total assets, end of period	$ 1,601,503	$ 30,944	$ 1,632,447

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

	Year Ended June 30, 2007
(In Thousands)	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, before provision for loan losses	$ 41,072	$ 651	$ 41,723
Provision for loan losses	4,192	886	5,078
Net interest income (expense), after provision for loan losses	36,880	(235)	36,645

Non-interest income:
Loan servicing and other fees	(311)	2,443	2,132
Gain on sale of loans, net	210	9,108	9,318
Deposit account fees	2,087	-	2,087
Gain on sale of real estate held for investment	2,313	-	2,313
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(96)	(21)	(117)
Other	1,828	-	1,828
Total non-interest income	6,031	11,530	17,561

Non-interest expense:
Salaries and employee benefits	14,190	8,677	22,867
Premises and occupancy	2,152	1,162	3,314
Operating and administrative expenses	4,139	4,311	8,450
Total non-interest expenses	20,481	14,150	34,631
Income (loss) before income taxes	22,430	(2,855)	19,575
Provision (benefit) for income taxes	10,245	(1,121)	9,124
Net income (loss)	$ 12,185	$ (1,734)	$ 10,451
Total assets, end of period	$ 1,584,011	$ 64,912	$ 1,648,923

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

2.
PBM receives servicing released premiums for new loans transferred to the Bank’s loans held for investment.  The servicing released premiums in the years ended June 30, 2009, 2008 and 2007 were $103,000, $1.2 million and $2.1 million, respectively.

3.
PBM receives a premium (gain on sale of loans) or a discount (loss on sale of loans) for the new loans transferred to the Bank’s loans held for investment.  The gain (loss) on sale of loans in the years ended June 30, 2009, 2008 and 2007 was $27,000, $(17,000) and $(192,000), respectively.

4.
Loan servicing costs are charged to PBM by the Bank based on the number of loans held for sale at fair value and loans held for sale at lower of cost or market multiplied by a fixed fee which is subject to management’s review.  The loan servicing costs in the years ended June 30, 2009, 2008 and 2007 were $51,000, $37,000 and $65,000, respectively.

5.
The Bank allocates quality assurance costs to PBM for its loan production, subject to management’s review.  Quality assurance costs allocated to PBM in the years ended June 30, 2009, 2008 and 2007 were $118,000, $133,000 and $129,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

6.
The Bank allocates loan vault service costs to PBM for its loan production, subject to management’s review.  The loan vault service costs allocated to PBM in the years ended June 30, 2009, 2008 and 2007 were $61,000, $61,000 and $72,000, respectively.

7.
Office rents for PBM offices located in the Bank branches or offices are internally charged based on the square footage used.  Office rents allocated to PBM in the years ended June 30, 2009, 2008 and 2007 were $102,000, $127,000 and $151,000, respectively.

8.
A management fee, which is subject to regular review, is charged to PBM for services provided by the Bank.  The management fee in the years ended June 30, 2009, 2008 and 2007 was $1.1 million, $1.2 million and $1.1 million, respectively.

18.	Holding Company Condensed Financial Information:

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed statements of financial condition for Provident Financial Holdings (Holding Company only) as of June 30, 2009 and 2008 and condensed statements of operations and cash flows for each of the three years for the period ended June 30, 2009.

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2009	2008

Assets
Cash and cash equivalents	$ 3,672	$ 5,568
Investment in subsidiary	110,595	118,460
Other assets	760	159
	$ 115,027	$ 124,187

Liabilities and Stockholders’ Equity
Other liabilities	$ 117	$ 207
Stockholders’ equity	114,910	123,980
	$ 115,027	$ 124,187

Condensed Statements of Operations

	Year Ended June 30,
(In Thousands)	2009	2008	2007

Interest and other income	$ 346	$ 91	$ 119
General and administrative expenses	710	661	630
Loss before equity in net earnings of the subsidiary	(364)	(570)	(511)
Equity in net (loss) earnings of the subsidiary	(7,228)	1,191	10,744
(Loss) income before income taxes	(7,592)	621	10,233
Benefit from income taxes	(153)	(239)	(218)
Net (loss) income	$ (7,439)	$ 860	$ 10,451

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2009	2008	2007

Cash flows from operating activities:
Net (loss) income	$ (7,439)	$ 860	$ 10,451
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Equity in net loss (earnings) of the subsidiary	7,228	(1,191)	(10,744)
Tax benefit from non-qualified equity compensation	-	(6)	(81)
Decrease in other assets	263	417	484
(Decrease) increase in other liabilities	(90)	39	67
Net cash (used for) provided by operating activities	(38)	119	177

Cash flow from investing activities:
Cash dividend received from the Bank	-	12,000	20,000
Net cash provided by investing activities	-	12,000	20,000

Cash flow from financing activities:
ESOP loan payment	(864)	67	131
Exercise of stock options	-	69	1,017
Tax benefit from non-qualified equity compensation	-	6	81
Treasury stock purchases	-	(4,097)	(18,703)
Cash dividends	(994)	(4,001)	(4,630)
Net cash used for financing activities	(1,858)	(7,956)	(22,104)
Net (decrease) increase in cash and cash equivalents	(1,896)	4,163	(1,927)
Cash and cash equivalents at beginning of year	5,568	1,405	3,332
Cash and cash equivalents at end of year	$ 3,672	$ 5,568	$ 1,405

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

19.	Quarterly Results of Operations (Unaudited):

The following tables set forth the quarterly financial data for the fiscal years ended June 30, 2009 and 2008.

	For Fiscal Year 2009
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2009	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, Except Per Share Amount)

Interest income	$ 85,924	$ 21,084	$ 20,491	$ 21,336	$ 23,013
Interest expense	42,156	9,521	9,820	11,095	11,720
Net interest income	43,768	11,563	10,671	10,241	11,293

Provision for loan losses	48,672	12,863	13,541	16,536	5,732
Net interest (expense) income, after provision for loan losses	(4,904)	(1,300)	(2,870)	(6,295)	5,561

Non-interest income	20,209	9,022	6,387	2,324	2,476
Non-interest expense	29,980	7,429	7,948	7,239	7,364
(Loss) income before income taxes	(14,675)	293	(4,431)	(11,210)	673

(Benefit) provision for income taxes	(7,236)	(1,020)	(1,861)	(4,699)	344
Net (loss) income	$ (7,439)	$ 1,313	$ (2,570)	$ (6,511)	$ 329

Basic (loss) earnings per share	$ (1.20)	$ 0.21	$ (0.41)	$ (1.05)	$ 0.05
Diluted (loss) earnings per share	$ (1.20)	$ 0.21	$ (0.41)	$ (1.05)	$ 0.05

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

	For Fiscal Year 2008
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2008	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, Except Per Share Amount)

Interest income	$ 95,749	$ 23,947	$ 24,027	$ 24,039	$ 23,736
Interest expense	54,313	12,171	13,308	14,471	14,363
Net interest income	41,436	11,776	10,719	9,568	9,373

Provision for loan losses	13,108	6,299	3,150	2,140	1,519
Net interest income, after provision for loan losses	28,328	5,477	7,569	7,428	7,854

Non-interest income	5,211	285	1,604	1,947	1,375
Non-interest expense	30,311	7,924	7,299	7,320	7,768
Income (loss) before income taxes	3,228	(2,162)	1,874	2,055	1,461

Provision (benefit) for income taxes	2,368	(409)	917	1,011	849
Net income (loss)	$ 860	$ (1,753)	$ 957	$ 1,044	$ 612

Basic earnings (loss) per share	$ 0.14	$ (0.28)	$ 0.16	$ 0.17	$ 0.10
Diluted earnings (loss) per share	$ 0.14	$ (0.28)	$ 0.15	$ 0.17	$ 0.10

20.	Subsequent Event:

Cash dividend

On July 23, 2009, the Corporation announced a cash dividend of $0.01 per share on the Corporation’s outstanding shares of common stock for shareholders of record at the close of business on August 17, 2009, which was paid on September 11, 2009.

EXHIBIT INDEX

Exhibit 13	2009 Annual Report to Stockholders

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.