Form 10-Q
period 2009-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2009-11-13
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ……………………………………..... September 30, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]
Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      .     No  X  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of November 12, 2009
Common stock, $ 0.01 par value, per share	6,220,454 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of September 30, 2009 and June 30, 2009	1
	Condensed Consolidated Statements of Operations
	for the Quarters Ended September 30, 2009 and 2008	2
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters Ended September 30, 2009 and 2008	3
	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended September 30, 2009 and 2008	4
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	5

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	14
	Safe Harbor Statement	15
	Critical Accounting Policies	16
	Executive Summary and Operating Strategy	16
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	17
	Comparison of Financial Condition at September 30, 2009 and June 30, 2009	18
	Comparison of Operating Results
	for the Quarters Ended September 30, 2009 and 2008	19
	Asset Quality	24
	Loan Volume Activities	31
	Liquidity and Capital Resources	32
	Commitments and Derivative Financial Instruments	33
	Stockholders’ Equity	33
	Incentive Plans	34
	Supplemental Information	36

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	36

ITEM 4 -	Controls and Procedures	38

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	39
ITEM 1A -	Risk Factors	39
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	47
ITEM 3 -	Defaults Upon Senior Securities	47
ITEM 4 -	Submission of Matters to a Vote of Security Holders	48
ITEM 5 -	Other Information	48
ITEM 6 -	Exhibits	48

SIGNATURES		50

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands

	September 30,	June 30,
	2009	2009
Assets
Cash and cash equivalents	$ 98,416	$ 56,903
Investment securities – available for sale, at fair value	54,502	125,279
Loans held for investment, net of allowance for loan losses of
$58,013 and $45,445, respectively	1,108,536	1,165,529
Loans held for sale, at fair value	130,088	135,490
Loans held for sale, at lower of cost or market	-	10,555
Accrued interest receivable	5,560	6,158
Real estate owned, net	12,693	16,439
Federal Home Loan Bank (“FHLB”) – San Francisco stock	33,023	33,023
Premises and equipment, net	6,190	6,348
Prepaid expenses and other assets	30,730	23,889

Total assets	$ 1,479,738	$ 1,579,613

Liabilities and Stockholders’ Equity
Liabilities:
Non interest-bearing deposits	$ 43,476	$ 41,974
Interest-bearing deposits	888,445	947,271
Total deposits	931,921	989,245

Borrowings	416,681	456,692
Accounts payable, accrued interest and other liabilities	22,233	18,766
Total liabilities	1,370,835	1,464,703

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (15,000,000 shares authorized; 12,435,865 and 12,435,865 shares issued, respectively; 6,220,454 and 6,219,654 shares outstanding, respectively)

	124	124
Additional paid-in capital	72,978	72,709
Retained earnings	129,542	134,620
Treasury stock at cost (6,215,411 and 6,216,211 shares, respectively)
	(93,942)	(93,942)
Unearned stock compensation	(406)	(473)
Accumulated other comprehensive income, net of tax	607	1,872

Total stockholders’ equity	108,903	114,910

Total liabilities and stockholders’ equity	$ 1,479,738	$ 1,579,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) Dollars in Thousands, Except (Loss) Earnings Per Share
	Quarter Ended
	September 30,	September 30,
	2009	2008
Interest income:
Loans receivable, net	$ 18,148	$ 20,658
Investment securities	1,095	1,905
FHLB – San Francisco stock	69	449
Interest-earning deposits	54	1
Total interest income	19,366	23,013

Interest expense:
Checking and money market deposits	326	330
Savings deposits	521	569
Time deposits	3,904	6,127
Borrowings	4,509	4,694
Total interest expense	9,260	11,720

Net interest income, before provision for loan losses	10,106	11,293
Provision for loan losses	17,206	5,732
Net interest (expense) income, after provision for loan losses	(7,100)	5,561

Non-interest income:
Loan servicing and other fees	235	248
Gain on sale of loans, net	3,143	1,191
Deposit account fees	763	758
Gain on sale of investment securities, net	1,949	356
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	438	(390)
Other	478	313
Total non-interest income	7,006	2,476

Non-interest expense:
Salaries and employee benefits	4,930	4,625
Premises and occupancy	788	716
Equipment	357	360
Professional expenses	387	360
Sales and marketing expenses	112	181
Deposit insurance premiums and regulatory assessments	716	322
Other	1,261	800
Total non-interest expense	8,551	7,364

(Loss) income before income taxes	(8,645)	673
(Benefit) provision for income taxes	(3,629)	344
Net (loss) income	$ (5,016)	$ 329

Basic (loss) earnings per share	$ (0.82)	$ 0.05
Diluted (loss) earnings per share	$ (0.82)	$ 0.05
Cash dividends per share	$ 0.01	$ 0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Quarters Ended September 30, 2009 and 2008

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2009	6,219,654	$ 124	$ 72,709	$ 134,620	$ (93,942)	$ (473)	$ 1,872	$ 114,910

Comprehensive loss:
Net loss				(5,016)				(5,016)
Unrealized holding loss on securities available for sale, net of tax benefit of $(916)							(1,265)	(1,265)
Total comprehensive loss								(6,281)

Distribution of restricted stock	800							-
Amortization of restricted stock			106					106
Stock options expense			117					117
Allocations of contribution to ESOP (1)			46			67		113
Cash dividends				(62)				(62)

Balance at September 30, 2009	6,220,454	$ 124	$ 72,978	$ 129,542	$ (93,942)	$ (406)	$ 607	$ 108,903

(1)  Employee Stock Ownership Plan (“ESOP”).

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Compre- hensive
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income	Total
Balance at July 1, 2008	6,207,719	$ 124	$ 75,164	$ 143,053	$ (94,798)	$ (102)	$ 539	$ 123,980

Comprehensive income:
Net income				329				329

Unrealized holding gain on securities available for sale, net of tax expense of $60							83	83

Total comprehensive income								412

Awards of restricted stock			(868)		868			-
Distribution of restricted stock	800							-
Amortization of restricted stock			95					95
Stock options expense			183					183
Allocations of contribution to ESOP			61			80		141
Cash dividends				(310)				(310)

Balance at September 30, 2008	6,208,519	$ 124	$ 74,635	$ 143,072	$ (93,930)	$ (22)	$ 622	$ 124,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Three Months Ended September 30,

	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (5,016)	$ 329
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	433	504
Provision for loan losses	17,206	5,732
Recovery of losses on real estate owned	(252)	(186)
Gain on sale of loans, net	(3,143)	(1,191)
Net gain on sale of investment securities	(1,949)	(356)
Net (gain) loss on sale of real estate owned	(634)	133
Stock-based compensation	335	395
FHLB – San Francisco stock dividend	-	(491)
(Decrease) increase in accounts payable and other liabilities	(935)	2,055
Increase in prepaid expense and other assets	(6,102)	(76)
Loans originated for sale	(491,575)	(166,002)
Proceeds from sale of loans and net change in receivable from sale of loans	515,835	157,173
Net cash provided by (used for) operating activities	24,203	(1,981)

Cash flows from investing activities:
Net decrease in loans held for investment	32,107	32,414
Principal payments from investment securities	13,384	8,315
Purchase of investment securities available for sale	-	(8,135)
Proceeds from sale of investment securities available for sale	57,080	480
Proceeds from sale of real estate owned	12,215	8,410
Purchase of premises and equipment	(80)	(380)
Net cash provided by investing activities	114,706	41,104

Cash flows from financing activities:
Net decrease in deposits	(57,324)	(56,613)
Repayments of short-term borrowings, net	-	(60,200)
Proceeds from long-term borrowings	-	80,000
Repayments of long-term borrowings	(40,011)	(5,011)
ESOP loan payment	1	5
Cash dividends	(62)	(310)
Net cash used for financing activities	(97,396)	(42,129)

Net increase (decrease) in cash and cash equivalents	41,513	(3,006)
Cash and cash equivalents at beginning of period	56,903	15,114
Cash and cash equivalents at end of period	$ 98,416	$ 12,108
Supplemental information:
Cash paid for interest	$ 9,298	$ 11,302
Cash paid for income taxes	$ 125	$ 874
Transfer of loans held for sale to loans held for investment	$ -	$ 611
Real estate acquired in the settlement of loans	$ 11,847	$ 10,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated financial statements at June 30, 2009 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2009.  The results of operations for the quarter ended September 30, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2010.

Note 2: Recent Accounting Pronouncements

Accounting Standards Update No. 2009-1:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-1, Topic 105, “Generally Accepted Accounting Principles amendments based on Statement of Financial Standards (“SFAS”) No. 168 - the FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This Accounting Standards Update includes Statement No. 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement.  The Corporation adopted the FASB Codification on July 1, 2009, which did not have a material impact on the Corporation’s consolidated financial statements.

ASC 105:
In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles,” a replacement of previous statement, “The Hierarchy of Generally Accepted Accounting Principles.”  The FASB Accounting Standards Codification (“Codification”) is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this ASC, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  ASC 105 is effective for interim and annual financial statements issued after September 15, 2009.  The Corporation adopted this Statement on July 1, 2009, which did not have a material impact on the Corporation’s consolidated financial statements in terms of Codification references.

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

SFAS No. 166:
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” an amendment of ASC 860, “Transfers and Servicing.”   This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS No. 166 addresses (1) practices that have developed since the issuance of SFAS No. 140 that are not consistent with the original intent and key requirements of that statement, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  SFAS No. 166 is effective at the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter.  Early adoption is prohibited. This statement must be applied to transfers occurring on or after the effective date.  However, the disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity (“SPE”) is no longer relevant for accounting purposes.  Therefore, formerly qualifying SPEs, as defined under previous accounting standards, should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  The Corporation will be required to adopt SFAS 167 on July 1, 2010, and has not yet assessed the impact of the adoption of this standard on the Corporation’s consolidated financial statements.

ASC 715-20-65-2:
In December 2008, the FASB issued ASC 715-20-65-2, “Employer’s Disclosures about Postretirement Benefit Plan Asset,” which amends ASC 715-20, “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures are to provide users of financial statements with an understanding of the plan investment policies and strategies regarding investment allocation, major categories of plan assets, use of fair valuation inputs and techniques, effect of fair value measurements using significant unobservable inputs (i.e., level 3 inputs), and significant concentrations of risk within plan assets.  ASC 715-20-65-2 is effective for financial statements issued for fiscal years beginning after December 15, 2009, with early adoption permitted.  This ASC does not require comparative disclosures for earlier periods. Management has not determined the impact of this ASC on the Corporation’s consolidated financial statements.

Note 3: Earnings (Loss) Per Share and Stock-Based Compensation

Earnings (Loss) Per Share:
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.  As of September 30, 2009 and 2008, there were outstanding options to purchase 905,500 shares and 907,700 shares of the Corporation’s common stock, respectively, of which 905,500 shares and 658,200 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.  As of September 30, 2009 and 2008, there was outstanding unvested restricted stock of 135,500 shares and 148,900 shares, respectively, also excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2009 and 2008, respectively.

	For the Quarter Ended September 30,
(In Thousands, Except (Loss) Earnings Per Share)
	2009	2008
Numerator:
Net (loss) income – numerator for basic (loss) earnings per share and diluted (loss) earnings per share - available to common stockholders	$ (5,016)	$ 329

Denominator:
Denominator for basic (loss) earnings per share: Weighted-average shares
	6,114	6,186

Effect of dilutive securities:
Stock option dilution	-	-
Restricted stock dilution	-	-

Denominator for diluted (loss) earnings per share:
Adjusted weighted-average shares and assumed conversions	6,114	6,186

Basic (loss) earnings per share	$ (0.82)	$ 0.05
Diluted (loss) earnings per share	$ (0.82)	$ 0.05

ASC 718, “Compensation – Stock Compensation,” requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  Effective July 1, 2005, the Corporation adopted ASC 718 using the modified prospective method under which the provisions of ASC 718 are applied to new awards and to awards modified, repurchased or cancelled after June 30, 2005 and to awards outstanding on June 30, 2005 for which requisite service has not yet been rendered.  The adoption of ASC 718 resulted in incremental stock-based compensation expense and is solely related to issued and unvested stock option grants.

For the first three months of fiscal 2010 and 2009, there was no cash provided by operating activities and financing activities related to excess tax benefits from stock-based payment arrangements.

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters ended September 30, 2009 and 2008, respectively (in thousands).

	For the Quarter Ended September 30, 2009
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 9,290	$ 816	$ 10,106
Provision for loan losses	16,713	493	17,206
Net interest (expense) income, after provision for loan losses	(7,423)	323	(7,100)

Non-interest income:
Loan servicing and other fees	224	11	235
Gain on sale of loans, net	4	3,139	3,143
Deposit account fees	763	-	763
Gain on sale of investment securities	1,949	-	1,949
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	468	(30)	438
Other	478	-	478
Total non-interest income	3,886	3,120	7,006

Non-interest expense:
Salaries and employee benefits	2,699	2,231	4,930
Premises and occupancy	619	169	788
Operating and administrative expenses	1,740	1,093	2,833
Total non-interest expense	5,058	3,493	8,551
Loss before income taxes	(8,595)	(50)	(8,645)
Benefit for income taxes	(3,608)	(21)	(3,629)
Net loss	$ (4,987)	$ (29)	$ (5,016)
Total assets, end of period	$ 1,350,724	$ 129,014	$ 1,479,738

	For the Quarter Ended September 30, 2008
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income before provision for loan losses	$ 11,182	$ 111	$ 11,293
Provision for loan losses	4,878	854	5,732
Net interest income (expense), after provision for loan losses	6,304	(743)	5,561

Non-interest income:
Loan servicing and other fees (1)	105	143	248
Gain on sale of loans, net	3	1,188	1,191
Deposit account fees	758	-	758
Gain on sale of investment securities	356	-	356
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(313)	(77)	(390)
Other	312	1	313
Total non-interest income	1,221	1,255	2,476

Non-interest expense:
Salaries and employee benefits	3,390	1,235	4,625
Premises and occupancy	592	124	716
Operating and administrative expenses	1,130	893	2,023
Total non-interest expense	5,112	2,252	7,364
Income (loss) before income taxes	2,413	(1,740)	673
Provision (benefit) for income taxes	1,076	(732)	344
Net income (loss)	$ 1,337	$ (1,008)	$ 329
Total assets, end of period	$ 1,552,213	$ 41,687	$ 1,593,900

(1)	Includes an inter-company charge of $102 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

Note 5: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, and loan sale commitments to third parties.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of September 30, 2009 and June 30, 2009, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $131.5 million and $105.7 million, respectively.  The following table provides information regarding undisbursed funds to borrowers on existing loans and lines of credit with the Bank as well as commitments to originate loans to be held for investment.

	September 30,	June 30,
Commitments	2009	2009
(In Thousands)

Undisbursed loan funds – Construction loans	$ 75	$ 305
Undisbursed lines of credit – Mortgage loans	1,782	2,171
Undisbursed lines of credit – Commercial business loans	3,570	4,148
Undisbursed lines of credit – Consumer loans	1,320	1,617
Commitments to extend credit on loans to be held for investment	350	1,053
Total	$ 7,097	$ 9,294

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, commitments to purchase mortgage-backed securities (“MBS”), put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition , and are included in other assets or other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.  The net impact of derivative financial instruments on the Condensed Consolidated Statements of Operations during the quarters ended September 30, 2009 and 2008 were a loss of $(2.6) million and a loss of $(152,000), respectively.

	September 30, 2009		June 30, 2009		September 30, 2008
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit on loans to be held for sale (1)	$ 131,149	$ 2,231	$ 104,630	$ 1,316	$ 32,253	$ (456)
Best efforts loan sale commitments	(2,051)	-	(12,834)	-	(71,363)	-
Mandatory loan sale commitments	(259,529)	(2,835)	(207,239)	656	-	-
Total	$ (130,431)	$ (604)	$ (115,443)	$ 1,972	$ (39,110)	$ (456)

(1)	Net of 36.4 percent at September 30, 2009, 34.5 percent at June 30, 2009 and 41.0 percent at September 30, 2008 of commitments, which may not fund.

Note 6: Income Taxes

FASB ASC 740, “Income Taxes,” requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.  Management has determined that there are no unrecognized tax benefits to be reported in the Corporation’s financial statements, and none are anticipated during the fiscal year ending June 30, 2010.

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The Corporation’s tax asset has increased during the first three months of fiscal 2010 due to an increase in its loan loss allowances.  The deferred tax asset related to loan loss allowances will be realized when actual charge-offs are made against the loan loss allowances.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management does believes it is more likely than not the Corporation will realize the deferred tax asset.  As of

September 30, 2009, the Corporation has estimated the deferred tax asset of $16.6 million and current tax receivables of $3.6 million.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  The Internal Revenue Service also completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007.  Tax years subsequent to 2007 remain subject to federal examination, while the California state tax returns for years subsequent to 2004 are subject to examination by taxing authorities.  It is the Corporation’s policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense.  There were no penalties or interest included in the Condensed Consolidated Statements of Operations for the quarter ended September 30, 2009.

Note 7: Fair Value of Financial Instruments

The Corporation adopted ASC 820, “Fair Value Measurements and Disclosures,” on July 1, 2008 and elected the fair value option (ASC 825, “Financial Instruments”) on May 28, 2009 on loans originated for sale by PBM.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 825 permits entities to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option) at specified election dates.  At each subsequent reporting date, an entity is required to report unrealized gains and losses on items in earnings for which the fair value option has been elected.  The objective of the statement is to provide entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex accounting provisions.

The following table describes the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale at fair value.
(Dollars In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference or Gain
As of September 30, 2009:
Single-family loans measured at fair value	$ 130,088	$ 126,527	$ 3,561

On April 9, 2009, the FASB issued ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This ASC provides additional guidance for estimating fair value in accordance with ASC 820, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.

ASC 820 establishes a three-level valuation hierarchy that prioritizes inputs to valuation techniques used in fair value calculations.  The three levels of inputs are defined as follows:

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

ASC 820 requires the Corporation to maximize the use of observable inputs and minimize the use of unobservable inputs.  If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities, loans held for sale at fair value, interest-only strips and derivative financial instruments; while non-performing loans, mortgage servicing assets and real estate owned are measured at fair value on a nonrecurring basis.

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

Non-performing loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged.  The non-performing loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  The fair value of an impaired loan is determined based on an observable market price or current appraised value of the underlying collateral, less selling costs.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.  For non-performing loans which are also restructured loans, the fair value is derived from discounted cash flow analysis, except those which are in the process of foreclosure, the fair value is derived from the appraisal value of its collateral, less selling costs.  Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income, but rather as a component in determining the overall adequacy of the allowance for losses on loans.  These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for losses on loans recorded in current earnings.

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

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at September 30, 2009 Using:
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total
Investment securities	$ 5,369	$ 47,618	$ 1,515	$ 54,502
Loans held for sale, at fair value	-	130,088	-	130,088
Interest-only strips	-	-	298	298
Derivative financial instruments	-	(1,511)	907	(604)
Total	$ 5,369	$ 176,195	$ 2,720	$ 184,284

	Fair Value Measurement at June 30, 2009 Using:
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total
Investment securities	$ 5,353	$ 118,500	$ 1,426	$ 125,279
Loans held for sale, at fair value	-	135,490	-	135,490
Interest-only strips	-	-	294	294
Derivative financial instruments	-	(97)	2,069	1,972
Total	$ 5,353	$ 253,893	$ 3,789	$ 263,035

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(Dollars in Thousands)	CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at July 1, 2009	$ 1,426	$ 294	$ 2,069	$ 3,789
Total gains or losses (realized/unrealized):
Included in earnings	-	(19)	(2,069)	(2,088)
Included in other comprehensive income	170	23	-	193
Purchases, issuances, and settlements	(81)	-	907	826
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at September 30, 2009	$ 1,515	$ 298	$ 907	$ 2,720

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a nonrecurring basis:

	Fair Value Measurement at September 30, 2009 Using:
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans	$ -	$ 46,498	$ 28,123	$ 74,621
Mortgage servicing assets	-	-	73	73
Real estate owned	-	12,693	-	12,693
Total	$ -	$ 59,191	$ 28,196	$ 87,387

Note 8: Subsequent Events

Management has evaluated events through November 16, 2009, which is the date that the financial statements were issued.  No material subsequent events have occurred since September 30, 2009 that would require recognition or disclosure in these condensed consolidated financial statements, except for the following:

On October 9, 2009, the Corporation filed a registration statement with the Securities and Exchange Commission for a proposed public offering of up to $46.0 million of the Corporation’s common stock in an underwritten public offering.

On October 29, 2009, the Corporation announced a cash dividend of $0.01 per share on the Corporation’s outstanding shares of common stock for shareholders of record as of the close of business on November 20, 2009, payable on December 16, 2009.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At September 30, 2009, the Corporation had total assets of $1.48 billion, total deposits of $931.9 million and total stockholders’ equity of $108.9 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank’s business consists of community banking activities and mortgage banking activities, operated by Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences.  The Bank currently operates 14 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire), including the newly opened Iris Plaza office in Moreno Valley, California.  Provident Bank Mortgage operates wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and retail loan production offices in Glendora and Riverside, California.  The Bank’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Bank’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market for sale of loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation, from time to time, may repurchase its common stock.  The Corporation evaluates the repurchase of its common stock when the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential.  Consideration is also given to the Corporation’s liquidity, regulatory capital requirements and future capital needs based on the Corporation’s current business plan.  The Corporation’s Board of Directors authorizes each stock repurchase program, the duration of which is typically one year.  Once the stock repurchase program is authorized, management may repurchase the Corporation’s common stock from time to time in the open market or in privately negotiated transactions, depending upon market conditions and the factors described above.  See Part II, Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” on page 47.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On July 23, 2009, the Corporation declared a quarterly cash dividend of $0.01 per share for the Corporation’s shareholders of record at the close of business on August 17, 2009, which was paid on September 11, 2009.  On October 29, 2009, the Corporation announced a cash dividend of $0.01 per share on the Corporation’s outstanding shares of common stock for shareholders of record as of the close of business on November 20, 2009, payable on December 16, 2009.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under

Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements, as they are subject to risks and uncertainties. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  The Corporation does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2010 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Corporation’s operating and stock price performance.  Factors which could cause actual results to differ materially include, but are not limited to the Corporation’s ability to raise common capital and the amount of capital it intends to raise, and the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the OTS or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach;  our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets;  inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described detailed in the Corporation’s reports filed with the SEC, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Critical Accounting Policies

The discussion and analysis of the Corporation’s financial condition and results of operations is based upon the Corporation’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

The allowance for loan losses involves significant judgment and assumptions by management, which have a material impact on the carrying value of net loans.  Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting:  (i) ASC 450, “Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) ASC 310, “Receivables,” which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  The allowance has two components: a formula allowance for groups of homogeneous loans and a specific valuation allowance for identified problem loans.  Each of these components is based upon estimates that can change over time.  The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future.  The history is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.

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

ASC 815 requires that derivatives of the Corporation be recorded in the consolidated financial statements at fair value.  Management considers this accounting policy to be a critical accounting policy.  The Bank’s derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, commitments to sell MBS and option contracts to mitigate the risk of the commitments to extend credit.  Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends.  The fair value adjustments of the derivatives are recorded in the consolidated statements of operations with offsets to other assets or other liabilities in the consolidated statements of financial condition.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, and wire transfer fees, among others.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  During the next three years, although not immediately given the uncertain environment, the Corporation intends to improve the community banking business by moderately growing total assets; by decreasing the concentration of single-family mortgage loans within loans held for investment; and by increasing the concentration of higher yielding multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”).  In addition, over time, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.  While the Corporation’s long-term strategy is for moderate growth, management has determined that deleveraging the balance sheet is the most prudent short-term strategy in response to current weaknesses in general economic conditions.  Deleveraging the balance sheet improves capital ratios and mitigates credit and liquidity risk.

Mortgage banking operations primarily consist of the origination and sale of mortgage loans secured by single-family residences.  The primary sources of income in mortgage banking are gain on sale of loans and certain fees collected from borrowers in connection with the loan origination process.  The Corporation will continue to modify its operations in response to the rapidly changing mortgage banking environment.  Most recently, the Corporation has been increasing the number of mortgage banking personnel to capitalize on the increasing loan demand, the result of significantly lower mortgage interest rates.  Changes may also include a different product mix, further tightening of underwriting standards, variations in its operating expenses or a combination of these and other changes.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, regulation and interest rates and the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values and higher loan delinquencies.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  For further details on risk factors, see the “Safe-Harbor Statement” on page 15 and “Item 1A – Risk Factors” on page 39.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at September 30, 2009 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	1 year	Over 1 year	Over 3 years	Over
	or less	to 3 years	to 5 years	5 years	Total
Operating obligations	$ 787	$ 1,235	$ 283	$ -	$ 2,305
Pension benefits	182	396	396	5,844	6,818
Time deposits	432,148	80,105	56,693	3,470	572,416
FHLB – San Francisco advances	91,674	247,054	93,794	18,816	451,338
FHLB – San Francisco letter of credit	5,000	-	-	-	5,000
FHLB – San Francisco MPF credit enhancement	3,147	-	-	-	3,147
Total	$ 532,938	$ 328,790	$ 151,166	$ 28,130	$ 1,041,024

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

Comparison of Financial Condition at September 30, 2009 and June 30, 2009

Total assets decreased $99.9 million, or six percent, to $1.48 billion at September 30, 2009 from $1.58 billion at June 30, 2009.  The decrease was primarily attributable to decreases in investment securities and loans held for investment, partly offset by an increase in cash and cash equivalents.  The decline in total assets and the increase in cash and cash equivalents are consistent with the Corporation strategy of deleveraging the balance sheet to improve capital ratios and to mitigate credit and liquidity risk.

Total cash and cash equivalents, primarily excess cash at the Federal Reserve Bank of San Francisco, increased $41.5 million, or 73 percent, to $98.4 million at September 30, 2009 from $56.9 million at June 30, 2009.

Total investment securities decreased $70.8 million, or 57 percent, to $54.5 million at September 30, 2009 from $125.3 million at June 30, 2009.  The decrease was primarily the result of the sale of $55.0 million of investment securities for a net gain of $1.9 million as well as the scheduled and accelerated principal payments on mortgage-backed securities.  The Bank evaluates individual investment securities quarterly for other-than-temporary declines in market value.  The Bank does not believe that there are any other-than-temporary impairments at September 30, 2009; therefore, no impairment losses have been recorded as of September 30, 2009.

Loans held for investment decreased $57.0 million, or five percent, to $1.11 billion at September 30, 2009 from $1.17 billion at June 30, 2009.  Total loan principal payments during the first three months of fiscal 2010 were $37.6 million, compared to $50.9 million during the comparable period in fiscal 2009.  During the first three months of fiscal 2010, the Bank originated $105,000 of loans held for investment, all of which were single-family loans.  The Bank did not purchase any loans for investment in the first three months of fiscal 2010 and 2009, given the economic uncertainty of the current banking environment.  The balance of preferred loans decreased to $491.2 million, or 42 percent of loans held for investment at September 30, 2009, as compared to $508.7 million, or 42 percent of loans held for investment at June 30, 2009.  Purchased loans serviced by others at September 30, 2009 were $24.0 million, or two percent of loans held for investment, compared to $125.4 million, or 11 percent of loans held for investment at June 30, 2009.  The decrease in the purchased loans serviced by others was primarily attributable to the Bank’s decision to acquire approximately $95.3 million of loan servicing from one of its loan servicers who no longer meets its contractual loan servicing covenants, resulting in a 25 basis point increase to the loan yield of the impacted loans.

The table below describes the geographic dispersion of real estate secured loans held for investment at September 30, 2009, as a percentage of the total dollar amount outstanding:

	Inland Empire		Southern California (1)		Other California (2)		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$204,070	30%	$365,062	55%	$ 90,964	14%	$ 8,363	1%	$668,459	100%
Multi-family	33,323	9%	259,086	72%	62,801	18%	3,669	1%	358,879	100%
Commercial real estate	61,116	51%	54,611	46%	2,352	2%	1,640	1%	119,719	100%
Construction	3,939	91%	400	9%	-	0%	-	0%	4,339	100%
Other	1,532	100%	-	0%	-	0%	-	0%	1,532	100%
Total	$303,980	26%	$679,159	59%	$156,117	14%	$13,672	1%	$1,152,928	100%

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

Total deposits decreased $57.3 million, or six percent, to $931.9 million at September 30, 2009 from $989.2 million at June 30, 2009.  The decrease was primarily attributable to the strategic decision to compete less aggressively on time deposit interest rates, partly offset by the Bank’s marketing strategy to promote transaction accounts.

Borrowings, consisting of FHLB – San Francisco advances, decreased $40.0 million, or nine percent, to $416.7 million at September 30, 2009 from $456.7 million at June 30, 2009.  The decrease was due to scheduled maturities and $20.0 million of prepayments due to excess liquidity.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 27 months (25 months, if put options are exercised by the FHLB – San Francisco) at September 30, 2009, as compared to the weighted-average maturity of 28 months (26 months, if put options were exercised by the FHLB – San Francisco) at June 30, 2009.

Total stockholders’ equity decreased $6.0 million, or five percent, to $108.9 million at September 30, 2009, from $114.9 million at June 30, 2009, primarily as a result of the net loss and the quarterly cash dividends paid during the first three months of fiscal 2010.  During the first three months of fiscal 2010, no stock options were exercised and no common stock was repurchased.  The total cash dividend paid to the Corporation’s shareholders in the first three months of fiscal 2010 was $62,000.

Comparison of Operating Results for the Quarters Ended September 30, 2009 and 2008

The Corporation’s net loss for the quarter ended September 30, 2009 was $(5.0) million, compared to net income of $329,000 during the same quarter of fiscal 2009.  The decrease in net earnings was primarily a result of an increase in the provision for loan losses, partly offset by an increase in non-interest income.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income (before provision for loan losses) and non-interest income, improved to 50 percent in the first quarter of fiscal 2010 from 53 percent in the same period of fiscal 2009.  The improvement in the efficiency ratio was a result of an increase in non-interest income, partly offset by a decrease in net interest income (before provision for loan losses) and an increase in non-interest expense.

(Loss) return on average assets for the quarter ended September 30, 2009 decreased 136 basis points to (1.28) percent from 0.08 percent in the same period last year.  (Loss) return on average equity for the quarter ended September 30, 2009 decreased to (17.68) percent from 1.06 percent for the same period last year.  Diluted (loss) earnings per share for the quarter ended September 30, 2009 were $(0.82), compared to $0.05 for the quarter ended September 30, 2008.

Net Interest Income:
Net interest income (before the provision for loan losses) decreased $1.2 million, or 11 percent, to $10.1 million for the quarter ended September 30, 2009 from $11.3 million in the comparable period in fiscal 2009 due primarily to declines in the net interest margin and average earning assets.  The net interest margin was 2.69 percent in the first quarter of fiscal 2010, down 20 basis points from 2.89 percent for the same period of fiscal 2009.  The decrease in the net interest margin during the first quarter of fiscal 2010 was primarily attributable to a decrease in the average yield on earning assets which declined more than the average cost of funds.  The average balance of earning assets decreased $58.3 million to $1.51 billion in the first quarter of fiscal 2010 from $1.56 billion in the comparable period of fiscal 2009.

Interest Income:
Total interest income decreased by $3.6 million, or 16 percent, to $19.4 million for the first quarter of fiscal 2010 from $23.0 million in the same quarter of fiscal 2009.  This decrease was primarily the result of a lower average earning asset yield and a lower average balance of earning assets.  The average yield on earning assets during the first quarter of fiscal 2010 was 5.15 percent, 74 basis points lower than the average yield of 5.89 percent during the same period of fiscal 2009.  The average balance of earning assets decreased $58.3 million to $1.51 billion in the first quarter of fiscal 2010 from $1.56 billion in the comparable period of fiscal 2009.

Loans receivable interest income decreased $2.6 million, or 13 percent, to $18.1 million in the quarter ended September 30, 2009 from $20.7 million for the same quarter of fiscal 2009.  This decrease was attributable to a lower average loan yield and a lower average loan balance.  The average loan yield during the first quarter of fiscal 2010 decreased 36 basis points to 5.65 percent from 6.01 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to accrued interest income reversals from newly classified non-accrual loans, the repricing of adjustable rate loans to lower interest rates and loan payoffs on loans which carried a higher average yield than the average yield of loans receivable.  The average balance of loans outstanding, including loans held for sale, decreased $90.5 million, or seven percent, to $1.28 billion during the first quarter of fiscal 2010 from $1.38 billion in the same quarter of fiscal 2009.

Interest income from investment securities decreased $810,000, or 43 percent, to $1.1 million during the quarter ended September 30, 2009 from $1.9 million in the same quarter of fiscal 2009.  This decrease was primarily a result of a decrease in the average balance and a decrease in average yield.  The average balance of investment securities decreased $51.8 million, or 33 percent, to $103.0 million in the first quarter of fiscal 2010 from $154.8 million in the same quarter of fiscal 2009.  The decrease in the average balance was primarily due to the sale of investment securities as well as the scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 67 basis points to 4.25 percent during the quarter ended September 30, 2009 from 4.92 percent during the quarter ended September 30, 2008.  The decrease in the average yield of investment securities was primarily attributable to the sale of investment securities with a higher average yield, the repricing of mortgage-backed securities to lower interest rates and a higher net premium amortization ($58,000 in the first quarter of fiscal 2010 as compared to $23,000 in the comparable quarter of fiscal 2009).  During the first quarter of fiscal 2010, the Bank did not purchase any investment securities, while $13.4 million of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco declared a $69,000 cash dividend on its stock in the first quarter of fiscal 2010 as compared to the stock dividend of $449,000 in the same quarter last year.  However, the FHLB – San Francisco has not allowed the redemption of excess capital stock because of its desire to strengthen its capital ratios.

Interest Expense:
Total interest expense for the quarter ended September 30, 2009 was $9.3 million as compared to $11.7 million for the same period of fiscal 2009, a decrease of $2.4 million, or 21 percent.  This decrease was primarily attributable to a lower average cost of interest-bearing liabilities, particularly deposits, and to a much lesser extent, a lower average balance of interest-bearing liabilities.  The average cost of interest-bearing liabilities, principally deposits and borrowings, was 2.57 percent during the quarter ended September 30, 2009, down 62 basis points from 3.19 percent during the same period of fiscal 2009.  The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $28.1 million, or two percent, to $1.43 billion during the first quarter of fiscal 2010 from $1.46 billion during the same period of fiscal 2009.

Interest expense on deposits for the quarter ended September 30, 2009 was $4.8 million as compared to $7.0 million for the same period of fiscal 2009, a decrease of $2.2 million, or 31 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and a slightly lower average balance.  The average cost of deposits decreased to 1.93 percent during the quarter ended September 30, 2009 from 2.85 percent during the same quarter of fiscal 2009, a decrease of 92 basis points.  The decrease in the average cost of deposits was attributable primarily to new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with declining short-term interest rates.  The average balance of deposits decreased $3.5 million to $977.5 million during the quarter ended September 30, 2009 from $981.0 million during the same period of fiscal 2009.  The decline in the average balance was primarily in time deposits, the result of the Bank’s strategic decision to compete less aggressively for this product, partly offset by an increase in transaction (core) deposits.  The average balance of transaction deposits to total deposits in the first quarter of fiscal 2010 was 38 percent, compared to 35 percent in the same period of fiscal 2009.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the quarter ended September 30, 2009 decreased $185,000, or four percent, to $4.5 million from $4.7 million for the same period of fiscal 2009.  The decrease in interest expense on borrowings was primarily a result of a lower average balance, partly offset by a higher average cost.  The average balance of borrowings decreased $24.6 million, or five percent, to $454.3 million during the quarter ended September 30, 2009 from $478.9 million during the same period of fiscal 2009, consistent with the Corporation’s short-term deleveraging strategy.  The average cost of borrowings increased to 3.94 percent for the quarter ended September 30, 2009 from 3.90 percent in the same quarter of fiscal 2009, an increase of four basis points.  The increase in the average cost of borrowings was primarily the result of a lower average balance of short-term advances.  Short-term advance interest rates remained at relatively low levels as a result of U.S. Treasury and Federal Reserve Board actions.

The following table depicts the average balance sheets for the quarters ended September 30, 2009 and 2008, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	September 30, 2009			September 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,284,747	$ 18,148	5.65%	$ 1,375,224	$ 20,658	6.01%
Investment securities	103,022	1,095	4.25%	154,759	1,905	4.92%
FHLB – San Francisco stock	33,023	69	0.84%	32,376	449	5.55%
Interest-earning deposits	84,610	54	0.26%	1,296	1	0.31%

Total interest-earning assets	1,505,402	19,366	5.15%	1,563,655	23,013	5.89%

Non interest-earning assets	60,539			41,338

Total assets	$ 1,565,941			$ 1,604,993

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 202,209	326	0.64%	$ 198,304	330	0.66%
Savings accounts	165,308	521	1.25%	141,098	569	1.60%
Time deposits	609,957	3,904	2.54%	641,562	6,127	3.80%

Total deposits	977,474	4,751	1.93%	980,964	7,026	2.85%

Borrowings	454,348	4,509	3.94%	478,906	4,694	3.90%

Total interest-bearing liabilities	1,431,822	9,260	2.57%	1,459,870	11,720	3.19%

Non interest-bearing liabilities	20,615			21,024

Total liabilities	1,452,437			1,480,894

Stockholders’ equity	113,504			124,099
Total liabilities and stockholders’ equity
	$ 1,565,941			$ 1,604,993

Net interest income		$ 10,106			$ 11,293

Interest rate spread (3)			2.58%			2.70%
Net interest margin (4)			2.69%			2.89%
Ratio of average interest-earning assets to average interest-bearing liabilities

			105.14%			107.11%
(Loss) return on average assets			(1.28)%			0.08%
(Loss) return on average equity			(17.68)%			1.06%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $97 and $121 for the quarters ended September 30, 2009 and 2008, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $43.9 million and $45.2 million during the quarters ended September 30, 2009 and 2008, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarters ended September 30, 2009 and 2008, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended September 30, 2009 Compared
	To Quarter Ended September 30, 2008
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (1,232)	$ (1,359)	$ 81	$ (2,510)
Investment securities	(261)	(636)	87	(810)
FHLB – San Francisco stock	(381)	9	(8)	(380)
Interest-bearing deposits	(2)	65	(10)	53
Total net change in income on interest-earning assets
	(1,876)	(1,921)	150	(3,647)

Interest-bearing liabilities:
Checking and money market accounts	(10)	6	-	(4)
Savings accounts	(125)	98	(21)	(48)
Time deposits	(2,020)	(303)	100	(2,223)
Borrowings	58	(241)	(2)	(185)
Total net change in expense on interest-bearing liabilities
	(2,097)	(440)	77	(2,460)
Net increase (decrease) in net interest income
	$ 221	$ (1,481)	$ 73	$ (1,187)

(1)	Includes loans held for sale and non-performing loans. For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for Loan Losses:
During the first quarter of fiscal 2010, the Corporation recorded a provision for loan losses of $17.2 million, compared to a provision for loan losses of $5.7 million during the same period of fiscal 2009.  The loan loss provision in the first quarter of fiscal 2010 was primarily attributable to loan classification downgrades ($8.0 million) and an increase in the general loan loss provision for loans held for investment ($10.7 million), partly offset by a decrease in loans held for investment ($1.5 million loan loss provision recovery).  The general loan loss allowance was refined through quantitative and qualitative adjustments to include specific loan loss allowances in the loss experience analysis and  to reflect the impact on loans held for investment resulting from the deteriorating general economic conditions of the U.S. economy such as the higher unemployment rates, negative gross domestic product, lower retail sales, and declining home prices in California.  See related discussion on “Asset Quality” on page 24.

At September 30, 2009, the allowance for loan losses was $58.0 million, comprised of $29.1 million of general loan loss reserves and $28.9 million of specific loan loss reserves, in comparison to the allowance for loan losses of $45.4 million at June 30, 2009, comprised of $20.1 million of general loan loss reserves and $25.3 million of specific loan loss reserves.  The allowance for loan losses as a percentage of gross loans held for investment was 4.97 percent at September 30, 2009 compared to 3.75 percent at June 30, 2009.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

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

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	Three Months Ended
	September 30,
(Dollars in Thousands)	2009	2008

Allowance at beginning of period	$ 45,445	$ 19,898

Provision for loan losses	17,206	5,732

Recoveries:
Mortgage loans:
Single-family	28	-
Construction	35	-
Consumer loans	-	1
Total recoveries	63	1

Charge-offs:
Mortgage loans:
Single-family	(4,567)	(3,037)
Multi-family	(132)	-
Construction	-	(73)
Consumer loans	(2)	(2)
Total charge-offs	(4,701)	(3,112)

Net charge-offs	(4,638)	(3,111)
Allowance at end of period	$ 58,013	$ 22,519

Allowance for loan losses as a percentage of gross loans held for investment
	4.97%	1.67%

Net charge-offs as a percentage of average loans outstanding during the period
	1.44%	0.90%

Allowance for loan losses as a percentage of non-performing loans at the end of the period
	67.83%	62.99%

Non-Interest Income:
Total non-interest income increased $4.5 million, or 180 percent, to $7.0 million during the quarter ended September 30, 2009 from $2.5 million during the same period of fiscal 2009.  The increase was primarily attributable to an increase in the gain on sale of loans, an increase in gain on sale of investment securities and a net gain on sale and operations of real estate owned that were acquired in the settlement of loans.

The net gain on sale of loans increased $1.9 million, or 158 percent, to $3.1 million for the quarter ended September 30, 2009 from $1.2 million in the same quarter of fiscal 2009.  Total loans sold for the quarter ended September 30, 2009 were $508.8 million, an increase of $353.5 million or 228 percent, from $155.3 million for the same quarter last year.  The average loan sale margin for PBM during the first quarter of fiscal 2010 was 0.59 percent, down 13 basis points from 0.72 percent in the same period of fiscal 2009.  The gain on sale of loans for the first quarter of fiscal 2010 includes a $1.2 million recourse provision on loans sold that are subject to repurchase, compared to a $748,000 recourse provision in the comparable quarter last year.  The gain on sale of loans also includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 (a loss of $(2.6) million versus a loss of $(152,000) in the prior period).  As of September 30, 2009, the fair value of derivative financial instruments was a loss of $(604,000), compared to a gain of $2.0 million at June 30, 2009 and a loss of $(456,000) at September 30, 2008.  As of September 30, 2009, the total recourse reserve for loans sold that are subject to repurchase was $4.5 million, compared to $3.4 million at June 30, 2009 and $2.6 million at September 30, 2008.

The total loans originated for sale increased to $491.6 million in the first quarter of fiscal 2010 as compared to $166.0 million during the same period last year.  The increase in loan originations was primarily attributable to better liquidity in the secondary mortgage market particularly in FHA/VA, Freddie Mac and Fannie Mae loan products and an increase in activity resulting from lower mortgage interest rates. The mortgage banking environment has shown improvement recently as a result of the significant decline in mortgage interest rates but remains highly volatile as a result of the well-publicized deterioration of the single-family real estate market.

A total of $55.0 million of investment securities, comprised of U.S. government sponsored enterprise MBS and U.S. government agency MBS, were sold in the quarter ended September 30, 2009 for a net gain of $1.95 million as part of the Company’s short-term deleveraging strategy.

The net gain on sale and operations of real estate owned acquired in the settlement of loans was $438,000 in the first quarter of fiscal 2010 compared to a net loss of $(390,000) in the same quarter last year.  Forty-eight real estate owned properties were sold in the quarter ended September 30, 2009 as compared to 25 properties in the quarter ended September 30, 2008.  See the related discussion on “Asset Quality” on page 24.

Non-Interest Expense:
Total non-interest expense in the quarter ended September 30, 2009 was $8.6 million, an increase of $1.2 million or 16 percent, as compared to $7.4 million in the same quarter of fiscal 2009.  The increase in non-interest expense was primarily the result of a significant increase in mortgage banking operating expenses and higher deposit insurance premiums and regulatory assessments.

Total compensation increased $305,000, or seven percent, to $4.9 million in the first quarter of fiscal 2010 from $4.6 million in the same period of fiscal 2009.  The increase was primarily attributable to compensation incentives related to higher mortgage banking loan volume (refer to “Loan Volume Activities” on page 31 for details), partly offset by lower deferred compensation costs.

Total deposit insurance premiums and regulatory assessments increased $394,000, or 122 percent, to $716,000 in the first quarter of fiscal 2010 from $322,000 in the same period of fiscal 2009.  The increase was primarily attributable to higher industry-wide FDIC deposit insurance premiums.

Provision (benefit) for income taxes:
The income tax benefit was $(3.6) million for the quarter ended September 30, 2009 as compared to an income tax provision of $344,000 during the same period of fiscal 2009.  The effective income tax rate for the quarter ended September 30, 2009 decreased to 42.0 percent as compared to 51.1 percent for the same quarter last year.  The decrease in the effective income tax rate was primarily the result of a lower percentage of permanent tax differences relative to income or loss before taxes.  The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2010 reflects its current income tax obligations.

Asset Quality

Non-performing loans, consisting solely of non-accrual loans with collateral primarily located in Southern California, increased to $85.5 million at September 30, 2009 from $71.8 million at June 30, 2009.  The non-performing loans at September 30, 2009 were primarily comprised of 222 single-family loans ($71.8 million); six multi-family loans ($4.8 million); eight commercial real estate loans ($3.1 million); 11 construction loans ($2.1 million, nine of which, or $250,000, are associated with the previously disclosed Coachella, California construction loan fraud); one undeveloped lot loan ($1.2 million); eight commercial business loans ($1.2 million); and 10 single-family loans repurchased from, or unable to sell to investors ($1.3 million).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed impaired.

When a loan is considered impaired as defined by ASC 310, “Receivables,” the Corporation measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  However, if the loan is “collateral-dependent” or foreclosure is probable, impairment is measured based on the fair value of the collateral.  At least quarterly, management reviews impaired loans.  When the measure of an impaired loan is less than the recorded investment in the loan, the Corporation records a specific valuation allowance equal to the excess of the recorded investment in the loan over its measured value, which is updated quarterly.  A general loan loss allowance is provided on loans not specifically identified as impaired (non-impaired loans).  The general loan loss allowance is determined based on a quantitative and a qualitative analysis using a loss migration methodology.  The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications.  Loss experience is quantified for the most recent four quarters, and that loss experience is applied to the stratified portfolio at each quarter end.  The qualitative analysis includes current unemployment rates, retail sales, gross domestic product, real estate value trends, and vacancy rates, among other current economic data.

As of September 30, 2009, restructured loans increased to $52.0 million from $40.9 million at June 30, 2009.  At September 30, 2009 and June 30, 2009, $36.3 million and $29.8 million, respectively, of these restructured loans were classified as non-performing.  As of September 30, 2009, 81 percent, or $42.0 million of the restructured loans have a current payment status; this compares to 83 percent, or $33.9 million of restructured loans that had a current payment status as of June 30, 2009.

The non-performing loans as a percentage of net loans held for investment increased to 7.72 percent at September 30, 2009 from 6.16 percent at June 30, 2009.  Real estate owned was $12.7 million (64 properties) at September 30, 2009, a decrease of $3.7 million or 23 percent from $16.4 million (80 properties) at June 30, 2009.  Non-performing assets, which includes non-performing loans and real estate owned, as a percentage of total assets increased to 6.64 percent at September 30, 2009 from 5.59 percent at June 30, 2009.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.

The Bank continues to pursue litigation on 23 individual construction loans in a single-family construction project located in Coachella, California.  The Bank believes that significant misrepresentations were made to secure the Bank’s involvement in the project and as a result the Bank is vigorously pursuing legal remedies to protect the Bank’s interests.  The Bank has delivered demands to the individual borrowers, mortgage loan broker and builder; and has filed lawsuits alleging loan fraud by the 23 individual borrowers, misrepresentation fraud by the mortgage loan broker and misuse of funds fraud by the contractor.  The establishment of the specific loan loss reserve is consistent with the improved land value based on an appraisal.  Given the number of parties involved, the complexity of the transaction and probable fraud, this matter may take an extended period of time to resolve.  As of September 30, 2009, the Bank foreclosed on 14 of these loans which were converted to real estate owned with a total fair value of $389,000, while the remaining nine loans are classified as substandard non-accrual with a total fair value of $250,000.

During the first quarter of fiscal 2010 and 2009, the Bank repurchased $135,000 and $893,000, respectively, of loans from investors, fulfilling certain recourse/repurchase covenants in the respective loan sale agreements.  As of September 30, 2009, the total recourse reserve for loans sold that are subject to repurchase was $4.5 million, compared to $3.4 million at June 30, 2009 and $2.6 million at September 30, 2008.  Many of the repurchases and loans that could not be sold were the result of fraud.  The Bank has implemented tighter underwriting standards to reduce this problem.

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located.  If real estate values continue to decline further from the levels described in the following tables (which were calculated at the time of loan origination), the value of real estate collateral securing the Corporation’s loans could be significantly reduced.  The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  Additionally, the Corporation does not periodically update the loan to value (“LTV”) on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower (in which case specific loan valuation allowances are established, if required).  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following tables may be understated in comparison to their current LTV ratios as a result of their year of origination, the subsequent general decline in real estate values that may have occurred and the specific location of the individual properties.  The Corporation cannot quantify the current LTVs of its loans held for investment nor quantify the impact the decline in real estate values has had to the current LTVs of its loans held for investment by loan type, geography, or other subsets.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of September 30, 2009:

		Weighted-	Weighted-	Weighted-
	Outstanding	Average	Average	Average
(Dollars In Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 448,378	735	74%	3.43 years
Stated income (5)	$ 346,756	732	73%	3.76 years
FICO less than or equal to 660	$ 19,074	641	71%	4.50 years
Over 30-year amortization	$ 21,139	738	68%	4.10 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $75.3 million of “Interest Only,” $64.5 million of “Stated Income,” $4.3 million of “FICO Less Than or Equal to 660,” and $1.8 million of “Over 30-Year Amortization” balances were non-performing.

(2)
The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party at the time of origination.  A higher FICO score indicates a greater degree of creditworthiness.  Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower.

(3)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral.
(4)	Seasoning describes the number of years since the funding date of the loan.
(5)	Stated income is defined as borrower provided income which is not subject to verification during the loan origination process.

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2009:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$ 116,565	16%	2%
Fully amortize between 1 year and 5 years	15,374	50%	8%
Fully amortize after 5 years	316,439	16%	2%
Total	$ 448,378	17%	2%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2009:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$ 183,758	20%	2%
Interest rate reset between 1 year and 5 years	162,541	17%	2%
Interest rate reset after 5 years	457	-%	-%
Total	$ 346,756	19%	2%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of interest rates on adjustable rate mortgage loans (primarily interest only single-family loans) to a fully-amortizing status has not created a payment shock for most of the Bank’s borrowers primarily because the loans are repricing at a 2.75% margin over six-month LIBOR which has resulted in a lower interest rate than the borrowers pre-adjustment interest rate.  Management expects that the economic recovery will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future.  The higher delinquency levels experienced by the Bank during fiscal 2009 and the first quarter of fiscal 2010 were primarily due to higher unemployment, the recession and the decline in real estate values, particularly in Southern California.

The following table describes certain credit risk characteristics, geographic locations and the year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, which totaled $664.4 million at September 30, 2009:

	Year of Origination
	2001 & Prior	2002	2003	2004	2005	2006	2007	2008	YTD 2009	Total
Loan balance (in thousands)	$11,416	$3,036	$24,799	$92,642	$211,138	$165,996	$106,142	$47,786	$1,473	$664,428
Weighted-average LTV (1)	50%	65%	71%	76%	72%	70%	73%	75%	64%	72%
Weighted-average age (in years)	15.26	7.11	6.08	5.05	4.20	3.21	2.23	1.49	0.42	3.83
Weighted-average FICO (2)	695	697	723	721	731	742	733	743	756	733
Number of loans	143	11	94	275	542	369	202	87	5	1,728

Geographic breakdown (%)
Inland Empire	36%	34%	39%	31%	32%	29%	29%	25%	96%	30%
Southern California (3)	53%	66%	58%	63%	60%	53%	42%	48%	1%	55%
Other California (4)	7%	-%	3%	5%	7%	16%	28%	27%	3%	14%
Other States	4%	-%	-%	1%	1%	2%	1%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
(1)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the year of loan origination of the Corporation’s multi-family loans held for investment, which totaled $358.9 million at September 30, 2009:

	Year of Origination
	2001 & Prior	2002	2003	2004	2005	2006	2007	2008	YTD 2009	Total
Loan balance (in thousands)	$1,975	$4,247	$18,401	$42,268	$58,933	$107,900	$103,333	$20,081	$1,741	$358,879
Weighted-average LTV (1)	29%	45%	57%	52%	54%	57%	57%	56%	53%	55%
Weighted-average DCR (2)	2.58x	1.56x	1.43x	1.46x	1.29x	1.27x	1.25x	1.28x	1.21x	1.31x
Weighted-average age (in years)	14.65	6.95	6.11	5.26	4.24	3.27	2.23	1.32	0.62	3.50
Weighted-average FICO (3)	720	744	732	710	711	714	701	763	735	719
Number of loans	7	8	31	57	94	119	123	23	1	463

Geographic breakdown (%)
Inland Empire	78%	16%	5%	21%	8%	11%	3%	8%	- %	9%
Southern California (4)	22%	84%	87%	75%	64%	59%	83%	91%	100%	72%
Other California (5)	-%	-%	8%	3%	27%	27%	14%	1%	-%	18%
Other States	-%	-%	- %	1%	1%	3%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
(1)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral.
(2)	Debt Coverage Ratio (“DCR”) at time of origination.
(3)	At time of loan origination.
(4)	Other than the Inland Empire.
(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2009:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 142,873	2%	-%	10%
Interest rate reset or mature between 1 year and 5 years	169,351	1%	-%	4%
Interest rate reset or mature after 5 years	46,655	-%	-%	23%
Total	$ 358,879	2%	-%	9%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the year of loan origination of the Corporation’s commercial real estate loans held for investment, which totaled $119.7 million at September 30, 2009:

	Year of Origination
	2001 & Prior	2002	2003	2004	2005	2006	2007	2008	YTD 2009	Total (5) (6)
Loan balance (in thousands)	$3,268	$6,858	$13,424	$13,220	$20,727	$25,211	$22,659	$6,329	$8,023	$119,719
Weighted-average LTV (1)	38%	52%	47%	52%	50%	55%	56%	38%	67%	52%
Weighted-average DCR (2)	1.42x	1.45x	1.63x	2.23x	2.01x	2.45x	2.34x	1.74x	1.19x	2.03x
Weighted-average age (in years)	14.68	7.21	6.27	5.20	4.20	3.18	2.25	1.43	0.40	4.02
Weighted-average FICO (2)	750	735	730	713	710	724	717	756	722	722
Number of loans	11	5	22	22	25	30	26	12	2	155

Geographic breakdown (%):
Inland Empire	78%	96%	51%	49%	72%	26%	45%	7%	80%	51%
Southern California (3)	19%	4%	49%	51%	28%	73%	47%	93%	-%	46%
Other California (4)	3%	-%	-%	-%	-%	1%	8%	-%	-%	2%
Other States	-%	-%	-%	-%	-%	-%	-%	-%	20%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.
(5)
Comprised of the following: $29.1 million in Retail; $26.9 million in Office; $15.1 million in Light Industrial/Manufacturing; $12.1 million in Mixed Use; $10.7 million in Medical/Dental Office; $6.4 million in Warehouse; $4.1 million in Restaurant/Fast Food; $3.7 million in Mini-Storage; $3.1 million in Research and Development; $2.7 million in Mobile Home Park; $1.9 million in Hotel and Motel; $1.8 million in Automotive – Non Gasoline; $1.3 million in School; and $819,000 in Other.

(6)	Consisting of $76.1 million or 63.6% in investment properties and $43.6 million or 36.4% in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2009:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 48,693	3%	-%	27%
Interest rate reset or mature between 1 year and 5 years	54,082	3%	-%	10%
Interest rate reset or mature after 5 years	16,944	3%	-%	60%
Total	$ 119,719	3%	-%	24%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of specific loan loss reserves at the dates indicated:

	At September 30,	At June 30,
	2009	2009
(Dollars In Thousands)

Loans on non-accrual status:
Mortgage loans:
Single-family	$ 41,921	$ 35,434
Multi-family	4,791	4,930
Commercial real estate	1,688	1,255
Construction	650	250
Commercial business loans	198	198
Total	49,248	42,067

Accruing loans past due 90 days or more	-	-

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	31,205	23,695
Commercial real estate	1,410	1,406
Construction	1,479	2,037
Other	1,234	1,565
Commercial business loans	953	1,048
Total	36,281	29,751

Total non-performing loans	85,529	71,818

Real estate owned, net	12,693	16,439
Total non-performing assets	$ 98,222	$ 88,257

Restructured loans on accrual status:
Mortgage loans:
Single-family	$ 15,698	$ 10,880
Other	-	240
Total	$ 15,698	$ 11,120

Non-performing loans as a percentage of loans held for investment, net	7.72%	6.16%

Non-performing loans as a percentage of total assets	5.78%	4.55%

Non-performing assets as a percentage of total assets	6.64%	5.59%

Total classified loans (including loans designated as special mention) were $109.0 million at September 30, 2009, an increase of $9.3 million or nine percent, from $99.7 million at June 30, 2009.  The classified loans at September 30, 2009 consist of 44 loans in the special mention category (37 single-family loans of $14.8 million, four commercial real estate loans of $3.5 million, two multi-family loans of $3.1 million and one construction loan of $635,000) and 273 loans in the substandard category (239 single-family loans of $74.5 million, six multi-family loans of $4.8 million, eight commercial real estate loans of $3.1 million, 11 construction loans of $2.1 million, one land loan of $1.2 million and eight commercial business loans of $1.2 million).

The classified loans at June 30, 2009 consisted of 43 loans in the special mention category (31 single-family loans of $12.4 million, five multi-family loans of $7.8 million, five commercial real estate loans of $3.5 million, one land loan of $480,000 and one commercial business loan of $144,000) and 240 loans in the substandard category (205 single-family loans of $60.7 million, seven multi-family loans of $5.8 million, eight commercial real estate loans

$3.4 million, 11 construction loans of $2.7 million, one land loan of $1.6 million and eight commercial business loans of $1.2 million).

The following table describes the non-performing loans by the year of origination as of September 30, 2009:

	Year of Origination
(Dollars In Thousands)	2001 & Prior	2002	2003	2004	2005	2006	2007	2008	YTD 2009	Total
Mortgage loans:
Single-family	$ -	$ -	$ 3,430	$ 9,077	$ 23,098	$ 22,100	$ 12,290	$ 3,046	$ 85	$ 73,126
Multi-family	-	-	-	-	1,923	2,868	-	-	-	4,791
Commercial real estate	-	-	-	-	939	1,421	738	-	-	3,098
Construction	-	-	-	-	-	1,729	400	-	-	2,129
Other	-	-	-	-	-	-	-	-	1,234	1,234
Commercial business loans	-	-	-	-	-	-	1,005	-	146	1,151
Total	$ -	$ -	$3,430	$ 9,077	$ 25,960	$ 28,118	$ 14,433	$ 3,046	$ 1,465	$ 85,529

The following table describes the non-performing loans by the geographic location as of September 30, 2009:

(Dollars In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$ 25,327	$ 38,603	$ 8,429	$ 767	$ 73,126
Multi-family	2,098	-	2,693	-	4,791
Commercial real estate	1,861	1,237	-	-	3,098
Construction	2,129	-	-	-	2,129
Other	1,234	-	-	-	1,234
Commercial business loans	1,006	145	-	-	1,151
Total	$ 33,655	$ 39,985	$11,122	$767	$85,529

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

As of September 30, 2009, real estate owned was comprised of 64 properties (two from loan repurchases and loans which could not be sold and 62 from loans held for investment), primarily located in Southern California, with a net fair value of $12.7 million.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of appraised value or the listing price of the property, net of disposition costs.  Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation reflects costs to carry real estate owned as real estate operating expenses as incurred.  As of June 30, 2009, real estate owned was comprised of 80 properties (three from loan repurchases and 77 from loans held for investment), primarily located in Southern California, with a net fair value of $16.4 million.  For the quarter ended September 30, 2009, 32 real estate owned properties were acquired in the settlement of loans, while 48 real estate owned properties were sold for a $634,000 net gain.

For the quarter ended September 30, 2009, 45 loans for $21.4 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans.  As of September 30, 2009, the outstanding balance of restructured loans was $52.0 million:  35 are classified as pass and remain on accrual status ($14.5 million); three are classified as special mention and remain on accrual status ($1.2 million); 95 are classified as substandard on non-accrual status ($36.3 million); and four are classified as loss and fully reserved on non-accrual status.  To qualify for restructuring, a borrower must provide evidence of their creditworthiness such as, current financial statements, their most recent income tax returns, current paystubs, current W-2s, and most recent bank statements, among other documents, which are then verified by the Bank.  The Bank re-underwrites the loan with the borrower’s updated financial information, new credit report, current loan balance, new interest rate, remaining loan term, updated property value and modified payment schedule, among other considerations, to determine if the borrower qualifies.

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold (in thousands):

	For the Quarters Ended
	September 30,
	2009	2008
Loans originated for sale:
Retail originations	$ 89,675	$ 51,558
Wholesale originations	401,900	114,444
Total loans originated for sale (1)	491,575	166,002

Loans sold:
Servicing released	(508,789)	(155,058)
Servicing retained	-	(193)
Total loans sold (2)	(508,789)	(155,251)

Loans originated for investment:
Mortgage loans:
Single-family	105	7,476
Multi-family	-	1,200
Commercial real estate	-	2,073
Construction	-	265
Other	-	1,740
Commercial business loans	-	80
Consumer loans	-	531
Total loans originated for investment (3)	105	13,365

Mortgage loan principal repayments	(37,605)	(50,854)
Real estate acquired in the settlement of loans	(11,847)	(10,473)
(Decrease) increase in other items, net (4)	(6,389)	1,693

Net decrease in loans held for investment, loans held for sale at fair value and loans held for sale at lower of cost or market	$ (72,950)	$ (35,518)

(1)	Includes PBM loans originated for sale during the first quarter of fiscal 2010 and 2009 totaling $491.6 million and $166.0 million, respectively.
(2)	Includes PBM loans sold during the first quarter of fiscal 2010 and 2009 totaling $508.8 million and $155.3 million, respectively.
(3)	Includes PBM loans originated for investment during the first quarter of fiscal 2010 and 2009 totaling $5 and $8.0 million, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses and fair value of loans held for sale.

Liquidity and Capital Resources

The Corporation’s primary sources of funds are deposits, proceeds from the sale of loans originated for sale, proceeds from principal and interest payments on loans, proceeds from the maturity and sale of investment securities, FHLB – San Francisco advances, and access to the discount window facility at the Federal Reserve Bank of San Francisco.  While maturities and scheduled amortization of loans and investment securities are a relatively predictable source of funds, deposit flows, mortgage prepayments and loan sales are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Bank is the origination and purchase of loans held for investment.  During the first three months of fiscal 2010 and 2009, the Bank originated $491.7 million and $179.4 million of loans, respectively.  The Bank did not purchase any loans from other financial institutions in the first three months of fiscal 2010 and 2009.  The total loans sold in the first three months of fiscal 2010 and 2009 were $508.8 million and $155.3 million, respectively.  At September 30, 2009, the Bank had loan origination commitments totaling $131.5 million and undisbursed loans in process and lines of credit totaling $6.7 million.  The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

The Bank’s primary financing activity is gathering deposits.  During the first three months of fiscal 2010, the net decrease in deposits was $57.3 million in comparison to a net decrease in deposits of $56.6 million during the same period in fiscal 2009.  The decrease in deposits was consistent with the Corporation’s short-term strategy to deleverage the balance sheet (refer to “Executive Summary and Operating Strategy” on page 16).  On September 30, 2009, time deposits that are scheduled to mature in one year or less were $423.9 million.  Historically, the Bank has been able to retain a significant amount of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At September 30, 2009, total cash and cash equivalents were $98.4 million, or 6.65 percent of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may continue to rely on FHLB – San Francisco advances for part of its liquidity needs.  As of September 30, 2009, the financing availability at FHLB – San Francisco was limited to 39 percent of total assets and the remaining borrowing facility was $191.2 million and the remaining unused collateral was $181.4 million. In addition, the Bank has secured a $33.0 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $35.5 million.  As of September 30, 2009, there were no outstanding borrowing under this facility.

On December 3, 2008, the Bank elected to participate in the FDIC Temporary Liquidity Guarantee Program (“TLGP”), which consists of the Transaction Account Guarantee Program (“TAGP”) and Debt Guarantee Program (“DGP”).  Through the TAGP, the FDIC will provide unlimited deposit insurance coverage for all non interest-bearing transaction accounts through June 30, 2010.  This includes traditional non interest-bearing checking accounts, certain types of attorney trust accounts and NOW accounts as long as the interest rate does not exceed 0.50 percent.  The program is designed to enhance depositor confidence in the safety of the United States banking system.  Through the DGP, the Bank had an option to issue senior unsecured debt (fully guaranteed by the FDIC) on or before June 30, 2009 with a maturity of June 30, 2012 or sooner.  The Corporation did not issue any debt under the DGP.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2002, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2009 increased to 26.9 percent from 20.7 percent during the quarter ended June 30, 2009.  During fiscal 2009, the United States and international banking systems were under a considerable strain as a result of large financial losses experienced by many financial institutions worldwide.  As a result, the U.S. government has taken many actions designed to alleviate liquidity concerns in the U.S. banking system.  The Bank did not experience any specific liquidity problems although it is probable that interest rates paid for deposits and borrowings were elevated as a result of the market turmoil.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements.  Under the OTS prompt corrective action provisions, a minimum ratio of 1.5 percent for Tangible Capital is required to be deemed other than “critically undercapitalized,” while a minimum of 5.0 percent for Core Capital, 10.0 percent for Total Risk-Based Capital and 6.0 percent for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of September 30, 2009, the Bank exceeded all regulatory capital requirements to be deemed “well capitalized.”  The Bank’s actual and required capital amounts and ratios as of September 30, 2009 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 104,008	7.03%
Requirement	29,582	2.00

Excess over requirement	$ 74,426	5.03%

Core capital	$ 104,008	7.03%
Requirement to be “Well Capitalized”	73,954	5.00

Excess over requirement	$ 30,054	2.03%

Total risk-based capital	$ 111,850	13.16%
Requirement to be “Well Capitalized”	84,974	10.00

Excess over requirement	$ 26,876	3.16%

Tier 1 risk-based capital	$ 101,000	11.89%
Requirement to be “Well Capitalized”	50,984	6.00

Excess over requirement	$ 50,016	5.89%

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, and mandatory loan sale agreements to third parties.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying condensed consolidated statements of financial condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  For a discussion on commitments and derivative financial instruments, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on page 9.

Stockholders’ Equity

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal and state regulation.  The Corporation paid $62,000 of cash dividends to its shareholders in the first three months of fiscal 2010.

During the first three months of fiscal 2010, retained earnings declined $5.1 million, or four percent, to $129.5 million at September 30, 2009 from $134.6 million at June 30, 2009, primarily attributable to the net loss during the period.  The accumulated other comprehensive income, net of tax, declined $1.3 million, or 68 percent, to $607,000 at September 30, 2009 from $1.9 million at June 30, 2009, primarily attributable to the sale of investment securities for a gain of $1.9 million, or $1.1 million, net of statutory taxes.

Incentive Plans

As of September 30, 2009, the Corporation had three share-based compensation plans, which are described below.  These plans are the 2006 Equity Incentive Plan, 2003 Stock Option Plan and 1996 Stock Option Plan.  The compensation cost that has been charged against income for these plans was $223,000 and $259,000 for the quarters ended September 30, 2009 and 2008, respectively, and there was no tax benefit from these plans during either quarter.

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

	Quarter	Quarter
	Ended	Ended
	September 30,	September 30,
	2009	2008
Expected volatility	-%	35.0%
Weighted-average volatility	-%	35.0%
Expected dividend yield	-%	2.8%
Expected term (in years)	-	7.0
Risk-free interest rate	-%	3.5%

In the first quarter of fiscal 2010, there were no stock options granted, forfeited or exercised.  In the first quarter of fiscal 2009, a total of 182,000 stock options were granted with a three-year cliff vesting schedule and the weighted-average fair value of $2.14 per stock option, while no stock options were forfeited or exercised.  As of September 30, 2009 and 2008, there were 10,200 stock options and 7,700 stock options available for future grants under the 2006 Plan, respectively.

The following table summarizes the stock option activity in the 2006 Plan for the quarter ended September 30, 2009.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2009	355,100	$ 17.46
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at September 30, 2009	355,100	$ 17.46	8.12	$ 188
Vested and expected to vest at September 30, 2009	283,480	$ 18.12	8.08	$ 141
Exercisable at September 30, 2009	69,820	$ 28.31	7.36	$ -

As of September 30, 2009 and 2008, there was $585,000 and $954,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the stock options in the 2006 Plan.  The expense is expected to be recognized over a weighted-average period of 2.2 years and 3.1 years, respectively.  The forfeiture rate during the first three months of fiscal 2010 was 25 percent and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

In the first quarter of fiscal 2010, a total of 800 shares of restricted stock were vested and distributed, while no shares were awarded or forfeited.  In the first quarter of fiscal 2009, a total of 100,300 shares of restricted stock were awarded with a three-year cliff vesting schedule, 800 shares were vested and distributed, while no shares were forfeited.  As of September 30, 2009 and 2008, there were 25,350 shares and 23,950 shares of restricted stock available for future awards, respectively.

The following table summarizes the unvested restricted stock activity in the quarter ended September 30, 2009.

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2009	136,300	$ 11.67
Granted	-	$ -
Vested	(800)	$ 18.09
Forfeited	-	$ -
Unvested at September 30, 2009	135,500	$ 11.63
Expected to vest at September 30, 2009	101,625	$ 11.63

As of September 30, 2009 and 2008, there was $1.5 million and $1.8 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements awarded under the restricted stock in the 2006 Plan, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 2.2 years and 3.2 years, respectively.  Similar to stock options, a forfeiture rate of 25 percent is used for the restricted stock compensation expense calculations.  The fair value of shares vested and distributed  during the quarter ended September 30, 2009 and 2008 was $4,000 and $6,000, respectively.

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

There was no activity in the first quarter of fiscal 2010 and 2009.  As of September 30, 2009 and 2008, the number of stock options available for future grants under the Stock Option Plans were 14,900 and 14,900 stock options, respectively.

The following is a summary of the activity in the Stock Option Plans for the quarter ended September 30, 2009.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2009	550,400	$ 20.52
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at September 30, 2009	550,400	$ 20.52	4.36	$ -
Vested and expected to vest at September 30, 2009	535,675	$ 20.40	4.28	$ -
Exercisable at September 30, 2009	491,500	$ 20.00	4.00	$ -

As of September 30, 2009 and 2008, there was $648,000 and $1.4 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the Stock Option Plans.  The expense is expected to be recognized over a weighted-average period of 2.0 years and 2.4 years, respectively.  The forfeiture rate during the first three months of fiscal 2010 was 25% and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Supplemental Information

	At	At	At
	September 30,	June 30,	September 30,
	2009	2009	2008

Loans serviced for others (in thousands)	$ 151,186	$ 156,025	$ 177,805

Book value per share	$ 17.51	$ 18.48	$ 20.05

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk.

The Corporation’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates.  The Corporation has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities.  The principal element in achieving this objective is to increase the interest-rate sensitivity of the Corporation’s interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans.  In addition, the Corporation maintains an investment portfolio, which is largely in U.S. government agency MBS and U.S.

government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently.  The Corporation relies on retail deposits as its primary source of funds while utilizing FHLB – San Francisco advances as a secondary source of funding.  Management believes retail deposits, unlike brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.  As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to five years.

Through the use of an internal interest rate risk model and the OTS interest rate risk model, the Bank is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200 and +300 basis points with no effect given to steps that management might take to counter the effect of the interest rate movement.  The results of the internal interest rate risk model are reconciled with the results provided by the OTS on a quarterly basis.  Significant deviations are researched and adjusted where applicable.

The following table is derived from the OTS interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2009 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change (1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets (2)	Sensitivity Measure (3)

+300 bp	$ 101,472	$ (22,075)	$ 1,467,604	6.91%	-121 bp
+200 bp	$ 114,634	$ (8,913)	$ 1,490,169	7.69%	-43 bp
+100 bp	$ 121,773	$ (1,774)	$ 1,507,417	8.08%	-5 bp
0 bp	$ 123,547	$ -	$ 1,520,720	8.12%	-
-100 bp	$ 118,971	$ (4,576)	$ 1,529,034	7.78%	-34 bp

(1)	Represents the decrease of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2009 (“base case”).
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the OTS interest rate risk model, the OTS interest rate risk regulatory guidelines, and represents the change in the NPV at a +200 basis point rate shock at September 30, 2009 and at -100 basis point rate shock at June 30, 2009.

	At September 30, 2009		At June 30, 2009
	(+200 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV ratio: NPV as a % of PV Assets	8.12%		7.28%
Post-Shock NPV ratio: NPV as a % of PV Assets	7.69%		6.91%
Sensitivity Measure: Change in NPV Ratio	43	bp	37	bp
TB 13a Level of Risk	Minimal	Minimal

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 200, plus 100 and minus 100 basis points.  The following table describes the results of the analysis at September 30, 2009 and June 30, 2009.

At September 30, 2009		At June 30, 2009
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	+25.32%	+200 bp	+20.03%
+100 bp	+13.94%	+100 bp	+18.28%
-100 bp	-2.25%	-100 bp	+2.60%

At September 30, 2009 the Bank is asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a slight decrease in net interest income over the subsequent 12-month period.  At June 30, 2009, the Bank is also asset sensitive, as its interest-earning assets are expected to reprice more quickly during the subsequent 12-month period than its interest-bearing liabilities.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results also project a slight increase in net interest income over the subsequent 12-month period.

Management believes that the assumptions used to complete the analysis described in the table above are reasonable.  However, past experience has shown that immediate, permanent and parallel movements in interest rates will not necessarily occur.  Additionally, while the analysis provides a tool to evaluate the projected net interest income to changes in interest rates, actual results may be substantially different if actual experience differs from the assumptions used to complete the analysis, particularly with respect to the 12-month business plan when asset growth is forecast.  Therefore, the model results that the Corporation discloses should be thought of as a risk management tool to compare the trends of the Corporation’s current disclosure to previous disclosures, over time, within the context of the actual performance of the treasury yield curve.

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2009 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation’s financial position or results of operations.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item IA of our Annual Report of Form 10-K for the year ended June 30, 2009, except that the following risk factors are added to those previously contained in the Form 10-K.

Our business may continue to be adversely affected by downturns in the national economy and the regional economies on which we depend.

Since the latter half of 2007, severely depressed economic conditions have prevailed in portions of the United States and in California, in which we hold substantially all of our loans.  Southern California, in particular Riverside County, has experienced substantial home price declines and increased foreclosures and has experienced above average unemployment rates. A worsening of economic conditions in California, particularly Southern California, could have a materially adverse effect on our business, financial condition, results of operations and prospects.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	an increase in loan delinquencies, problem assets and foreclosures;

•	the slowing of sales of foreclosed assets;

•	a decline in demand for our products and services;

•	a continuing decline in the value of collateral for loans may in turn reduce customers’ borrowing power, and the value of assets and collateral associated with existing loans; and
•	a decrease in the amount of our low cost or non-interest bearing deposits.

Our business may be adversely affected by credit risk associated with residential property.

One-to-four single-family residential lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the California housing market has reduced the value of the real estate collateral securing the majority of our loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and the sales prices, coupled with the current recession and the associated increases in unemployment, may result in higher loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in our deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

Our emphasis on non-traditional single-family residential loans exposes us to increased lending risk.

We historically sell the vast majority of the one-to-four single-family residential loans we originate and retain remaining loans in our one-to-four single-family loan portfolio held for investment.  As a result of our current focus on managing our problem assets, we are originating a limited amount of single-family loans for investment, virtually all of which conform to or satisfy the requirements for sale in the secondary market.

Prior to fiscal 2009, many of the loans we originated for investment consisted of non-traditional single–family loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines.  In exchange for the additional risk to us associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the credit history, a lower loan-to-value ratio was generally required than for a conforming loan.  Our non-traditional single-family loans include interest only loans, loans to borrowers who provided limited or no documentation of their income or stated-income loans, negative amortization loans (a loan in which accrued interest exceeding the required monthly loan payment is added to loan principal up to 115% of the original loan to value ratio), more than 30-year amortization loans, and loans to borrowers with a FICO score below 660 (these loans are considered subprime by the OTS).

In the case of interest only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status.  Most of our interest only loans begin to fully amortize after calendar year 2010.  Since the borrower’s monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, there is no assurance that the borrower will be able to afford the increased monthly payment.  In the case of stated income loans, a borrower may misrepresent his income or source of income (which we have not verified) to obtain the loan.  The borrower may not have sufficient income to qualify for the loan amount and may not be able to make the monthly loan payment.  In the case of more than 30-year amortization loans, the term of the loan requires many more monthly payments from the borrower (ultimately increasing the cost of the home) and subjects the loan to more interest rate cycles, economic cycles and employment cycles, which increases the possibility that the borrower is negatively impacted by one of these cycles and is no longer willing or able to meet his or her monthly payment obligations.

Negative amortization involves a greater risk to the Bank because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally.  Negative amortization is only permitted up to a specified level and the payment on such loans is subject to increased payments when the level is reached, adjusting periodically as provided in the loan documents and potentially resulting in higher payments by the borrower.  The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments.  Also, real estate values may decline and credit standards may tighten in concert with the higher payment requirement making it difficult for borrowers to sell their homes or refinance their mortgages to pay off their mortgage obligation.

Non-conforming single-family residential loans are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of realized loss. We have experienced such increased delinquencies, defaults and foreclosures, and cannot assure you that our one-to-four single-family loans will not be further adversely affected in the event of a further downturn in regional or national economic conditions. Consequently, we could sustain loan losses greater than we currently estimate and potentially need to record a higher provision for loan losses.  Furthermore, non-conforming loans are not as readily saleable as loans that conform to agency guidelines and often can be sold only after discounting the amortized value of the loan.

High loan-to-value ratios on a significant portion of our residential mortgage loan portfolio exposes us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated a first mortgage with an 80% loan-to-value ratio and a concurrent second mortgage for sale with a combined loan-to-value ratio of up to 100% or because of the decline in home values in our market areas. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

Our multi-family and commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

We originate multi-family residential and commercial real estate loans for individuals and businesses for various purposes, which are secured by residential and non-residential properties.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Multi-family and commercial real estate loans also expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans typically cannot be sold as easily as single-family residential real estate. In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property to make the payment, which may increase the risk of default or non-payment.

If we foreclose on a multi-family or commercial real estate loan, our holding period for the collateral typically is longer than for a one-to-four single-family residential mortgage loan because there are fewer potential purchasers of the collateral. Additionally, multi-family and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on multi-family and commercial real estate loans may be larger on a per loan basis than those incurred with our single-family residential or consumer loan portfolios.

Our provision for loan losses increased substantially during recent periods and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

We are experiencing increasing loan delinquencies and credit losses.  The deterioration in the general economy and our markets has become a significant contributing factor to the increased levels of loan delinquencies and non-performing assets. General economic conditions, decreased home prices, slower sales and excess inventory in the housing market have caused the increase in delinquencies and foreclosures of our residential one-to-four single-family mortgage loans.

Further, our single-family residential loan portfolio is concentrated in non-traditional single-family loans, which include interest only loans, negative amortization and more than 30-year amortization loans, stated-income loans and low FICO score loans, all of which have a higher risk of default and loss than conforming residential mortgage loans.  See “Our emphasis on non-traditional single-family residential loans exposes us to increased lending risk” above.

If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses. Moreover, until general economic conditions improve, we will likely continue to experience significant delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

We may have continuing losses and continuing variation in our quarterly results.

We have recently reported net losses.  These losses primarily resulted from our high level of non-performing assets and the resultant increased provision for loan losses. We may continue to suffer further losses as a result of these factors.   In addition, several factors affecting our business can cause significant variations in our quarterly results of operations.  In particular, variations in the volume of our loan originations and sales, the differences between our costs of funds and the average interest rates of originated or purchased loans, our inability to complete significant loan sale transactions in a particular quarter and problems generally affecting the mortgage loan industry can result in significant increases or decreases in our revenues from quarter to quarter.  A delay in closing a particular loan sale transaction during a quarter could postpone recognition of the gain on sale of loans.  If we were unable to sell a sufficient number of loans at a premium in a particular reporting period, our revenues for such period would decline, resulting in lower net income and possibly a net loss for such period, which could have a material adverse effect on our results of operations and financial condition.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the duration of the loan;

•	the credit history of a particular borrower; and

•	changes in economic and industry conditions

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events; and

•	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as REO and at certain other times during the assets holding period.  Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (“fair value”). A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If our valuation process is incorrect, the fair value of the investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our REO and may require us to recognize further charge-offs.  Any increase in our charge-offs, as required by the bank regulators, may have a material adverse effect on our financial condition and results of operations.

An increase in interest rates, change in the programs offered by governmental sponsored entities (“GSE”) or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of single-family mortgage loans pursuant to programs currently offered by Fannie Mae, Freddie Mac and non-GSE investors on a servicing released basis. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

Secondary mortgage market conditions could have a material adverse impact on our financial condition and earnings.

In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for single-family mortgage loans and mortgage-backed securities and increased investor yield requirements for those loans and securities.  These conditions may fluctuate or even worsen in the future.  In light of current conditions, there is a higher risk to retaining a larger portion of mortgage loans than we would in other environments until they are sold to investors.  We believe our ability to retain mortgage loans is limited.  As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes and could have a material adverse impact on our future earnings and financial condition.

Any breach of representations and warranties made by us to our loan purchasers or credit default on our loan sales may require us to repurchase or substitute such loans we have sold.

We engage in bulk loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser.  Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or first payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition.

Hedging against interest rate exposure may adversely affect our earnings.

We employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our loans held for sale, originated interest rate locks and our mortgage servicing asset. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. These techniques may include purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into other mortgage-backed derivatives. There are, however, no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability;
•	the party owing money in the hedging transaction may default on its obligation to pay;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and
•	downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.
Fluctuating interest rates can adversely affect our profitability.

Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively.  Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the value of our interest-earning assets, which would negatively impact stockholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.  If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Additionally, a substantial majority of our single-family mortgage loans held for investment are adjustable-rate loans.  Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default.

We are subject to various regulatory requirements and may be subject to future additional regulatory restrictions and enforcement actions.

In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies, and adversely classified assets, we are subject to increased regulatory scrutiny and additional regulatory restrictions, and may become subject to potential enforcement actions.  Such enforcement actions could place limitations on our business and adversely affect our ability to implement our business plans.  Even though the Bank remains well-capitalized, the regulatory agencies have the authority to restrict our operations to those consistent with adequately capitalized institutions.  For example, if the regulatory agencies were to impose such a restriction, we would likely have limitations on our lending activities.  The regulatory agencies also have the power to limit the rates paid by the Bank to attract retail deposits in its local markets.  We also may be required to reduce our levels of non-performing assets within specified time frames.  These time frames might not necessarily result in maximizing the price that might otherwise be received for the underlying properties.  In addition, if such restrictions were also imposed upon other institutions that operate in the Bank’s markets, multiple institutions disposing of properties at the same time could further diminish the potential proceeds received from the sale of these properties.  If any of these or other additional restrictions are placed on us, it would limit the resources currently available to us as a well-capitalized institution.

In this regard, the OTS requested and the Bank recently submitted to the OTS plans for reducing the level of its classified assets and for reducing its concentration of non-traditional single-family loans.  In addition, the Bank submitted a three-year strategic business plan demonstrating how the Bank will maintain capital levels at or above current levels. In addition, the OTS, on August 17, 2009, notified both the Corporation and the Bank that each had been designated to be in “troubled condition.” As a result of that designation, neither the Corporation nor the Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the OTS. In addition, neither party may make indemnification and severance payments or enter into other forms of compensation agreements with any of their respective directors or officers without the prior written approval of the OTS. Dividend payments by the Corporation require the prior written non-objection of the OTS Regional Director and dividend payments by the Bank requires the Bank to submit an application to the OTS and receive OTS approval before a dividend payment can be made. We filed a request with the OTS to distribute a cash dividend from the Corporation to shareholders on October 1, 2009 and the OTS responded with a “Non-Objection” letter dated October 26, 2009.  To date, no filing has been made regarding a dividend from the Bank to the Corporation nor do we currently anticipate that we will make such a request in the foreseeable future.  The Bank is also subject to restrictions on asset growth.  These restrictions require the Bank to limit its asset growth in any quarter to an amount not to exceed net interest credited on deposit liabilities, excluding permitted growth as a result of cash capital contributions from the Corporation such as those contemplated by the Preliminary Form S1 dated October 9, 2009.  As of September 30, 2009, the limitation on growth had not had an impact on our operations because in July 2009 we adopted a strategy of deleveraging our balance sheet until we increased the Bank’s capital.  Subsequent to a successful capital raise, we may request that the OTS remove this restriction on growth but we can provide no assurance that the OTS will approve this request. The Bank may also not enter into any third party contracts outside of the ordinary course of business without regulatory approval.  In addition, the Bank may not accept, renew or roll over any brokered deposit.  The Bank, however, has not relied upon brokered deposits as a significant source of funds.  Based on recent conversations with the representatives of the OTS, we believe that the OTS may request that the Bank enter into an agreement, such as a memorandum of understanding, with the OTS or require a resolution of the Bank’s board of directors committing to certain actions including, but not limited to, higher capital requirements.  As of the date of this Form 10-Q, however, the Bank has not received any such request from the OTS or any response from the OTS regarding the plans it submitted.

Increases in deposit insurance premiums and special FDIC assessments will hurt our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the deposit insurance fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first calendar quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base.

In addition, the FDIC may impose additional emergency special assessments of up to five basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. The latest date possible for imposing any such additional special assessment is December 31, 2009, with collection on March 30, 2010. Any additional emergency special assessment imposed by the FDIC will hurt our earnings.  Additionally, as a potential alternative to special assessments, in September 2009, the FDIC proposed a rule that would require financial institutions to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  This proposal would not immediately impact our earnings as the payment would be expensed over time.

Continued weak or worsening credit availability could limit our ability to replace deposits and fund loan demand, which could adversely affect our earnings and capital levels.

Continued weak or worsening credit availability and the inability to obtain adequate funding to replace deposits and fund continued loan growth may negatively affect asset growth and, consequently, our earnings capability and capital levels. In addition to any deposit growth, maturity of investment securities and loan payments, we rely from time to time on advances from the Federal Home Loan Bank of San Francisco, borrowings from the Federal Reserve Bank of San Francisco and certain other wholesale funding sources to fund loans and replace deposits.  If the economy does not improve or continues to deteriorate, these additional funding sources could be negatively affected, which could limit the funds available to us. Our liquidity position could be significantly constrained if we are unable to access funds from the Federal Home Loan Bank of San Francisco, the Federal Reserve Bank of San Francisco or other wholesale funding sources.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  We may at some point need to raise additional capital to support continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including changes that may restrict our ability to foreclose on single-family home loans and offer overdraft protection.

We are subject to extensive regulation, supervision and examination by federal banking authorities. Any change in applicable regulations or laws could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. New legislation proposed by Congress may give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower’s payments. Property owners would be allowed to keep their property while working out their debts. The State of California recently enacted a law that places severe restrictions on the ability of a mortgagee to foreclose on real estate securing residential mortgage loans. This law prohibits a foreclosure until the later of at least three months plus 90 days after the filing of the notice of default. Other similar bills placing additional temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by either Congress or the State of California in the future. These laws may further restrict our collection efforts on one-to-four single-family mortgage loans. Additional legislation proposed or under consideration in Congress would give current debit and credit card holders the chance to opt out of an overdraft protection program and limit overdraft fees, which could result in additional operational costs and a reduction in our non-interest income.

Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. In this regard, banking regulators are considering additional regulations governing compensation which may adversely affect our ability to attract and retain employees. On June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President’s plan contains several elements that would have a direct effect on the Corporation and the Bank. Under the reform plan, the federal thrift charter and the OTS would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Draft legislation would require the Bank to become a national bank or adopt a state charter. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the OTS does not impose any capital requirements on savings and loan holding companies. The reform plan also proposes the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the legislation needed to implement the President’s reform plan has not been introduced, and because the final legislation may differ significantly from the legislation proposed by the Administration, we cannot determine the specific impact of regulatory reform at this time.

Our litigation related costs might continue to increase.

The Bank is subject to a variety of legal proceedings that have arisen in the ordinary course of the Bank’s business. In the current economic environment, the Bank’s involvement in litigation has increased significantly, primarily as a result of defaulted borrowers asserting claims to defeat or delay foreclosure proceedings. The Bank believes that it has meritorious defenses in legal actions where it has been named as a defendant and is vigorously defending these suits. Although management, based on discussion with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Bank, there can be no assurance that a resolution of any such legal matters will not result in significant liability to the Bank nor have a material adverse impact on its financial condition and results of operations or the Bank’s ability to meet applicable regulatory requirements. Moreover, the expenses of pending legal proceedings will adversely affect the Bank’s results of operations until they are resolved. There can be no assurance that the Bank’s loan workout and other activities will not expose the Bank to additional legal actions, including lender liability or environmental claims.

Earthquakes, fires and other natural disasters in our primary market area may result in material losses because of damage to collateral properties and borrowers’ inability to repay loans.

Since our geographic concentration is in Southern California, we are subject to earthquakes, fires and other natural disasters. A major earthquake or other natural disaster may disrupt our business operations for an indefinite period of time and could result in material losses, although we have not experienced any losses in the past six years as a result of earthquake damage or other natural disaster.  In addition to possibly sustaining damage to our own property, a substantial number of our borrowers would likely incur property damage to the collateral securing their loans.  Although we are in an earthquake prone area, we and other lenders in the market area may not require earthquake insurance as a condition of making a loan. Additionally, if the collateralized properties are only damaged and not destroyed to the point of total insurable loss, borrowers may suffer sustained job interruption or job loss, which may materially impair their ability to meet the terms of their loan obligations.

Regulatory and contractual restrictions may limit or prevent us from paying dividends on our common stock.

The Corporation is an entity separate and distinct from the Bank and derives substantially all of its revenue in the form of dividends from the Bank.  Accordingly, the Corporation is and will be dependent upon dividends from the Bank to satisfy its cash needs and to pay dividends on its common stock.  The Bank’s ability to pay dividends is subject to its ability to earn net income and, to meet certain regulatory requirements.  The Bank may not pay dividends to the Corporation without submitting an application to and receiving approval from the OTS.  This requirement may limit our ability to pay dividends to our stockholders.  Also, the Corporation’s right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors and depositors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2009, the Corporation did not purchase any equity securities and did not sell any securities that were not registered under the Securities Act of 1933.

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

14	Code of Ethics for the Corporation’s directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2008)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

November 13, 2009                                                                       /s/ Craig. G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2009                                                                       /s/ Donavon P. Ternes
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