Form 10-Q
period 2009-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2010-02-09
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ……………………………………..... December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  .No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      .No      .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 4, 2010

Common stock, $ 0.01 par value, per share	11,395,454 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of December 31, 2009 and June 30, 2009	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Six Months Ended December 31, 2009 and 2008	2
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Six Months Ended December 31, 2009 and 2008	3
	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended December 31, 2009 and 2008	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	17
	Safe-Harbor Statement	18
	Critical Accounting Policies	19
	Executive Summary and Operating Strategy	20
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	21
	Comparison of Financial Condition at December 31, 2009 and June 30, 2009	21
	Comparison of Operating Results
	for the Quarters and Six Months Ended December 31, 2009 and 2008	23
	Asset Quality	33
	Loan Volume Activities	42
	Liquidity and Capital Resources	43
	Commitments and Derivative Financial Instruments	44
	Stockholders’ Equity	44
	Incentive Plans	45
	Supplemental Information	48

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	48

ITEM 4 -	Controls and Procedures	50

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	51
ITEM 1A -	Risk Factors	51
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	52
ITEM 3 -	Defaults Upon Senior Securities	52
ITEM 4 -	Submission of Matters to a Vote of Security Holders	52
ITEM 5 -	Other Information	53
ITEM 6 -	Exhibits	53

SIGNATURES		55

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands

	December 31,	June 30,
	2009	2009
Assets
Cash and cash equivalents	$ 71,568	$ 56,903
Investment securities – available for sale, at fair value	40,210	125,279
Loans held for investment, net of allowance for loan losses of
$55,364 and $45,445, respectively	1,069,434	1,165,529
Loans held for sale, at fair value	139,223	135,490
Loans held for sale, at lower of cost or market	-	10,555
Accrued interest receivable	4,911	6,158
Real estate owned, net	10,871	16,439
Federal Home Loan Bank (“FHLB”) – San Francisco stock	33,023	33,023
Premises and equipment, net	6,001	6,348
Prepaid expenses and other assets	39,397	23,889

Total assets	$ 1,414,638	$ 1,579,613

Liabilities and Stockholders’ Equity
Liabilities:
Non interest-bearing deposits	$ 40,564	$ 41,974
Interest-bearing deposits	896,089	947,271
Total deposits	936,653	989,245

Borrowings	334,670	456,692
Accounts payable, accrued interest and other liabilities	19,683	18,766
Total liabilities	1,291,006	1,464,703

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
     Common stock, $.01 par value (40,000,000 and 15,000,000 shares authorized, respectively; 17,610,865 and 12,435,865 shares issued, respectively; 11,395,454 and 6,219,654 shares
          outstanding, respectively)

	176	124
Additional paid-in capital	85,111	72,709
Retained earnings	132,038	134,620
Treasury stock at cost (6,215,411 and 6,216,211 shares, respectively)
	(93,942)	(93,942)
Unearned stock compensation	(338)	(473)
Accumulated other comprehensive income, net of tax	587	1,872

Total stockholders’ equity	123,632	114,910

Total liabilities and stockholders’ equity	$ 1,414,638	$ 1,579,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarter Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008
Interest income:
Loans receivable, net	$ 17,126	$ 19,648	$ 35,274	$ 40,306
Investment securities	463	1,804	1,558	3,709
FHLB – San Francisco stock	-	(125)	69	324
Interest-earning deposits	66	9	120	10
Total interest income	17,655	21,336	37,021	44,349

Interest expense:
Checking and money market deposits	364	302	690	632
Savings deposits	503	535	1,024	1,104
Time deposits	3,196	5,441	7,100	11,568
Borrowings	4,015	4,817	8,524	9,511
Total interest expense	8,078	11,095	17,338	22,815

Net interest income, before provision for loan losses	9,577	10,241	19,683	21,534
Provision for loan losses	2,315	16,536	19,521	22,268
Net interest income (expense), after provision for loan losses	7,262	(6,295)	162	(734)

Non-interest income:
Loan servicing and other fees	183	266	418	514
Gain on sale of loans, net	5,230	1,394	8,373	2,585
Deposit account fees	705	777	1,468	1,535
Gain on sale of investment securities, net	341	-	2,290	356
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(249)	(496)	189	(886)
Other	478	383	956	696
Total non-interest income	6,688	2,324	13,694	4,800

Non-interest expense:
Salaries and employee benefits	5,853	4,525	10,783	9,150
Premises and occupancy	754	718	1,542	1,434
Equipment	334	397	691	757
Professional expenses	366	332	753	692
Sales and marketing expenses	148	119	260	300
Deposit insurance premiums and regulatory assessments	957	288	1,673	610
Other	1,159	860	2,420	1,660
Total non-interest expense	9,571	7,239	18,122	14,603

Income (loss) before income taxes	4,379	(11,210)	(4,266)	(10,537)
Provision (benefit) for income taxes	1,821	(4,699)	(1,808)	(4,355)
Net income (loss)	$ 2,558	$ (6,511)	$ (2,458)	$ (6,182)

Basic earnings (loss) per share	$ 0.37	$ (1.05)	$ (0.38)	$ (1.00)
Diluted earnings (loss) per share	$ 0.37	$ (1.05)	$ (0.38)	$ (1.00)
Cash dividends per share	$ 0.01	$ 0.05	$ 0.02	$ 0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Quarters Ended December 31, 2009 and 2008

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at October 1, 2009	6,220,454	$ 124	$ 72,978	$ 129,542	$ (93,942)	$ (406)	$ 607	$ 108,903

Comprehensive income:
Net income				2,558				2,558
Change in unrealized holding gain on investment securities available for sale, net of reclassification of $198 of net gain invluded in net
income							(20)	(20)
Total comprehensive income								2,538

Common stock issuance, net of expenses	5,175,000	52	11,907					11,959
Amortization of restricted stock			105					105
Stock options expense			110					110
Allocations of contribution to ESOP (1)			11			68		79
Cash dividends				(62)				(62)

Balance at December 31, 2009	11,395,454	$ 176	$ 85,111	$ 132,038	$ (93,942)	$ (338)	$ 587	$ 123,632

(1)	Employee Stock Ownership Plan (“ESOP”).

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at October 1, 2008	6,208,519	$ 124	$ 74,635	$ 143,072	$ (93,930)	$ (22)	$ 622	$ 124,501

Comprehensive loss:
Net loss				(6,511)				(6,511)
Change in unrealized holding gain on investment securities available for
sale							(156)	(156)
Total comprehensive loss								(6,667)

Amortization of restricted stock			113					113
Stock options expense			186					186
Allocations of contribution to ESOP			9			22		31
Cash dividends				(310)				(310)

Balance at December 31, 2008	6,208,519	$ 124	$ 74,943	$ 136,251	$ (93,930)	$ -	$ 466	$ 117,854

               The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Six Months Ended December 31, 2009 and 2008

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2009	6,219,654	$ 124	$ 72,709	$ 134,620	$ (93,942)	$ (473)	$ 1,872	$ 114,910

Comprehensive loss:
Net loss				(2,458)				(2,458)
Change in unrealized holding gain on investment securities available for sale, net of reclassification of $1.3 million of net gain included in net
income							(1,285)	(1,285)
Total comprehensive loss								(3,743)

Common stock issuance, net of expenses	5,175,000	52	11,907					11,959
Distribution of restricted stock	800
Amortization of restricted stock			211					211
Stock options expense			227					227
Allocations of contribution to ESOP			57			135		192
Cash dividends				(124)				(124)

Balance at December 31, 2009	11,395,454	$ 176	$ 85,111	$ 132,038	$ (93,942)	$ (338)	$ 587	$ 123,632

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2008	6,207,719	$ 124	$ 75,164	$ 143,053	$ (94,798)	$ (102)	$ 539	$ 123,980

Comprehensive loss:
Net loss				(6,182)				(6,182)
Change in unrealized holding gains on investment securities available for sale, net of reclassification of $206 of net gain included in net
income							(73)	(73)
Total comprehensive loss								(6,255)

Distribution of restricted stock	800
Amortization of restricted stock			208					208
Awards of restricted stock			(868)		868			-
Stock options expense			369					369
Allocations of contribution to ESOP			70			102		172
Cash dividends				(620)				(620)

Balance at December 31, 2008	6,208,519	$ 124	$ 74,943	$ 136,251	$ (93,930)	$ -	$ 466	$ 117,854

               The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Six Months Ended December 31,

	2009	2008
Cash flows from operating activities:
Net loss	$ (2,458)	$ (6,182)
Adjustments to reconcile net loss to net cash provided by (used for)
operating activities:
Depreciation and amortization	832	1,037
Provision for loan losses	19,521	22,268
Provision for losses on real estate owned	411	422
Gain on sale of loans, net	(8,373)	(2,585)
Gain on sale of investment securities, net	(2,290)	(356)
Gain on sale of real estate owned, net	(1,572)	(439)
Stock-based compensation	627	722
FHLB – San Francisco stock dividend	-	(804)
Increase in current and deferred income taxes	(3,042)	(7,566)
(Decrease) increase in accounts payable and other liabilities	(3,029)	400
(Increase) decrease in prepaid expense and other assets	(10,724)	583
Loans originated for sale	(956,550)	(334,660)
Proceeds from sale of loans and net change in receivable from sale of loans	976,065	320,071
Net cash provided by (used for) operating activities	9,418	(7,089)

Cash flows from investing activities:
Decrease in loans held for investment, net	58,088	60,763
Maturity and call of investment securities available for sale	-	65
Principal payments from investment securities	17,260	15,860
Purchase of investment securities available for sale	-	(8,135)
Proceeds from sale of investment securities available for sale	67,778	480
Proceeds from sale of real estate owned	25,018	17,937
Purchase of premises and equipment	(121)	(662)
Net cash provided by investing activities	168,023	86,308

Cash flows from financing activities:
Decrease in deposits, net	(52,592)	(77,586)
Repayments of short-term borrowings, net	-	(98,600)
Proceeds from long-term borrowings	-	115,000
Repayments of long-term borrowings	(122,022)	(15,021)
ESOP loan payment	3	8
Cash dividends	(124)	(620)
Proceeds from issuance of common stock	11,959	-
Net cash used for financing activities	(162,776)	(76,819)

Net increase in cash and cash equivalents	14,665	2,400
Cash and cash equivalents at beginning of period	56,903	15,114
Cash and cash equivalents at end of period	$ 71,568	$ 17,514
Supplemental information:
Cash paid for interest	$ 17,629	$ 22,380
Cash paid for income taxes	$ 125	$ 2,489
Transfer of loans held for sale to loans held for investment	$ -	$ 707
Real estate acquired in the settlement of loans	$ 26,001	$ 26,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated financial statements at June 30, 2009 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2009.  The results of operations for the quarter and six months ended December 31, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2010.

Note 2: Recent Accounting Pronouncements

Accounting Standards Update No. 2009-1:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-1, Topic 105, “Generally Accepted Accounting Principles amendments based on Accounting Standard Codification (“ASC”) 105 - Generally Accepted Accounting Principles.”  This Accounting Standards Update includes ASC 105 in its entirety, including the accounting standards update instructions contained in Appendix B of ASC 105.  The Corporation adopted the FASB Codification on July 1, 2009, which did not have a material impact on the Corporation’s consolidated financial statements.

ASC 105:
In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles,” a replacement of previous statement, “The Hierarchy of Generally Accepted Accounting Principles.”  The FASB Accounting Standards Codification (“Codification”) is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this ASC, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  ASC 105 is effective for interim and annual financial statements issued after September 15, 2009.  The Corporation adopted this Statement on July 1, 2009, which did not have a material impact on the Corporation’s consolidated financial statements in terms of Codification references.

ASC 810:
In June 2009, the FASB issued ASC 810, “Consolidation,” to improve financial reporting by enterprises involved with variable interest entities (“VIEs”).  ASC 810 addresses: (1) the effects on certain provisions of ASC 810-10-05-8, “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying SPE concept in ASC 860, and (2) constituent concerns about the application of certain key provisions of ASC 810-10-05-8, including those in which the accounting and disclosures under ASC 810-10-05-8 do not always provide timely and useful information about an enterprise’s involvement in a VIE.  ASC 810 is effective at the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter. Early adoption is prohibited.  The Corporation will be required to adopt ASC 810 on July 1, 2010, and has not yet assessed the impact of the adoption of this standard on the Corporation’s consolidated financial statements.

ASC 860:
In June 2009, the FASB issued ASC 860, “Transfers and Servicing.”   This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASC 860 addresses (1) practices that have developed since the issuance of ASC 860 that are not consistent with the original intent and key requirements of that statement, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  ASC 860 is effective at the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter.  Early adoption is prohibited. This statement must be applied to transfers occurring on or after the effective date.  However, the disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity (“SPE”) is no longer relevant for accounting purposes.  Therefore, formerly qualifying SPEs, as defined under previous accounting standards, should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  The Corporation will be required to adopt ASC 810 on July 1, 2010, and has not yet assessed the impact of the adoption of this standard on the Corporation’s consolidated financial statements.

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

Note 3: Earnings (Loss) Per Share and Stock-Based Compensation

Earnings (Loss) Per Share:
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.  As of December 31, 2009 and 2008, there were outstanding options to purchase 905,200 shares and 907,700 shares of the Corporation’s common stock, respectively, of which 905,200 shares and 907,700 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.  As of December 31, 2009 and 2008, there was outstanding unvested restricted stock of 135,500 shares and 148,900 shares, respectively, also excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2009 and 2008, respectively.

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
(In Thousands, Except Earnings (Loss) Per Share)
	2009	2008	2009	2008
Numerator:
Net income (loss) – numerator for basic earnings (loss) per share and diluted earnings (loss) per share - available to common stockholders	$ 2,558	$ (6,511)	$ (2,458)	$ (6,182)

Denominator:
Denominator for basic earnings (loss) per share: Weighted-average shares
	6,976	6,204	6,545	6,195

Effect of dilutive securities	-	-	-	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted-average shares and assumed conversions	6,976	6,204	6,545	6,195

Basic earnings (loss) per share	$ 0.37	$ (1.05)	$ (0.38)	$ (1.00)
Diluted earnings (loss) per share	$ 0.37	$ (1.05)	$ (0.38)	$ (1.00)

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

For the first six months of fiscal 2010 and 2009, there was no cash provided by operating activities and financing activities related to excess tax benefits from stock-based payment arrangements.

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters ended December 31, 2009 and 2008, respectively (in thousands).

	For the Quarter Ended December 31, 2009
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 8,787	$ 790	$ 9,577
Provision (recovery) for loan losses	2,489	(174)	2,315
Net interest income, after provision for loan losses	6,298	964	7,262

Non-interest income:
Loan servicing and other fees (1)	165	18	183
Gain on sale of loans, net	6	5,224	5,230
Deposit account fees	705	-	705
Gain on sale of investment securities, net	341	-	341
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(285)	36	(249)
Other	478	-	478
Total non-interest income	1,410	5,278	6,688

Non-interest expense:
Salaries and employee benefits	3,279	2,574	5,853
Premises and occupancy	579	175	754
Operating and administrative expenses	1,890	1,074	2,964
Total non-interest expense	5,748	3,823	9,571
Income before income taxes	1,960	2,419	4,379
Provision for income taxes	804	1,017	1,821
Net income	$ 1,156	$ 1,402	$ 2,558
Total assets, end of period	$ 1,275,402	$ 139,236	$ 1,414,638

(1)	Includes an inter-company charge of $1 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Quarter Ended December 31, 2008
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income before provision for loan losses	$ 10,195	$ 46	$ 10,241
Provision for loan losses	15,331	1,205	16,536
Net interest expense, after provision for loan losses	(5,136)	(1,159)	(6,295)

Non-interest income:
Loan servicing and other fees	238	28	266
Gain on sale of loans, net	4	1,390	1,394
Deposit account fees	777	-	777
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(307)	(189)	(496)
Other	381	2	383
Total non-interest income	1,093	1,231	2,324

Non-interest expense:
Salaries and employee benefits	3,276	1,249	4,525
Premises and occupancy	593	125	718
Operating and administrative expenses	1,180	816	1,996
Total non-interest expense	5,049	2,190	7,239
Loss before income taxes	(9,092)	(2,118)	(11,210)
Benefit for income taxes	(3,808)	(891)	(4,699)
Net loss	$ (5,284)	$ (1,227)	$ (6,511)
Total assets, end of period	$ 1,502,099	$ 49,049	$ 1,551,148

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the six months ended December 31, 2009 and 2008, respectively (in thousands).

	For the Six Months Ended December 31, 2009
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 18,077	$ 1,606	$ 19,683
Provision for loan losses	19,202	319	19,521
Net interest (expense) income, after provision for loan losses	(1,125)	1,287	162

Non-interest income:
Loan servicing and other fees (1)	389	29	418
Gain on sale of loans, net	10	8,363	8,373
Deposit account fees	1,468	-	1,468
Gain on sale of investment securities, net	2,290	-	2,290
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	183	6	189
Other	956	-	956
Total non-interest income	5,296	8,398	13,694

Non-interest expense:
Salaries and employee benefits	5,978	4,805	10,783
Premises and occupancy	1,198	344	1,542
Operating and administrative expenses	3,630	2,167	5,797
Total non-interest expense	10,806	7,316	18,122
(Loss) income before taxes	(6,635)	2,369	(4,266)
Benefit (provision) for income taxes	(2,804)	996	(1,808)
Net (loss) income	$ (3,831)	$ 1,373	$ (2,458)
Total assets, end of period	$ 1,275,402	$ 139,236	$ 1,414,638

(1)	Includes an inter-company charge of $1 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Six Months Ended December 31, 2008
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 21,377	$ 157	$ 21,534
Provision for loan losses	20,209	2,059	22,268
Net interest income (expense), after provision for loan losses	1,168	(1,902)	(734)

Non-interest income:
Loan servicing and other fees (1)	343	171	514
Gain on sale of loans, net	7	2,578	2,585
Deposit account fees	1,535	-	1,535
Gain on sale of investment securities, net	356	-	356
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(620)	(266)	(886)
Other	693	3	696
Total non-interest income	2,314	2,486	4,800

Non-interest expense:
Salaries and employee benefits	6,666	2,484	9,150
Premises and occupancy	1,185	249	1,434
Operating and administrative expenses	2,310	1,709	4,019
Total non-interest expense	10,161	4,442	14,603
Loss before taxes	(6,679)	(3,858)	(10,537)
Benefit for income taxes	(2,733)	(1,622)	(4,355)
Net loss	$ (3,946)	$ (2,236)	$ (6,182)
Total assets, end of period	$ 1,502,099	$ 49,049	$ 1,551,148

(1)	Includes an inter-company charge of $102 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

Note 5: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, and loan sale commitments to third parties.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of December 31, 2009 and June 30, 2009, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $77.1 million and $105.7 million, respectively.  The following table provides information regarding undisbursed funds to borrowers on existing loans and lines of credit with the Bank as well as commitments to originate loans to be held for investment.

	December 31,	June 30,
Commitments	2009	2009
(In Thousands)

Undisbursed loan funds – Construction loans	$ 64	$ 305
Undisbursed lines of credit – Mortgage loans	1,529	2,171
Undisbursed lines of credit – Commercial business loans	3,253	4,148
Undisbursed lines of credit – Consumer loans	1,831	1,617
Commitments to extend credit on loans to be held for investment	350	1,053
Total	$ 7,027	$ 9,294

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, commitments to purchase mortgage-backed securities (“MBS”), put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition, and are included in other assets totaling $2.8 million and in other liabilities totaling $167,000 at December 31, 2009 and $2.0 million of other assets at June 30, 2009.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.  The net impact of derivative financial instruments on the Condensed Consolidated Statements of Operations during the quarters ended December 31, 2009 and 2008 was a gain of $3.2 million and a gain of $748,000, respectively, recorded in the gain on sale of loans.  For the six months ended December 31, 2009 and 2008, the net impact of derivative financial instruments on the Condensed Consolidated Statements of Operations was a gain of $632,000 and a gain of $596,000, respectively, recorded in the gain on sale of loans.

	December 31, 2009		June 30, 2009		December 31, 2008
		Fair		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit
on loans to be held for sale (1)	$ 76,755	$ (167)	$ 104,630	$ 1,316	$ 45,573	$ 540
Best efforts loan sale commitments	(834)	-	(12,834)	-	(77,848)	-
Mandatory loan sale commitments	(212,136)	2,771	(207,239)	656	(34,712)	(248)
Total	$ (136,215)	$ 2,604	$ (115,443)	$ 1,972	$ (66,987)	$ 292

(1)	Net of 32.9 percent at December 31, 2009, 34.5 percent at June 30, 2009 and 41.0 percent at December 31, 2008 of commitments, which may not fund.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The Corporation’s deferred tax asset has decreased during the first six months of fiscal 2010 due to charge-offs of non-performing loans, partly offset by an increase in its loan loss allowances.  The deferred tax asset related to loan loss allowances will be realized when actual charge-offs are made against the loan loss allowances.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of December 31, 2009, the estimated deferred tax asset was $12.6 million and the tax receivable was $6.0 million.   This compares to the estimated deferred tax asset of $15.4 million and no tax receivable at June 30, 2009.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  The Internal Revenue Service also completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007.  Tax years subsequent to 2007 remain subject to federal examination, while the California state tax returns for years subsequent to 2004 are subject to examination by state taxing authorities.  It is the Corporation’s policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense.  There were no penalties or interest included in the Condensed Consolidated Statements of Operations for the quarter and the six months ended December 31, 2009.

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
(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference or Gain
As of December 31, 2009:
Single-family loans measured at fair value	$ 139,223	$ 136,309	$ 2,914

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

Non-performing loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged.  The non-performing loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  The fair value of an impaired loan is determined based on an observable market price or current appraised value of the underlying collateral, less selling costs.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.  For non-performing loans which are also restructured loans, the fair value is derived from discounted cash flow analysis, except those which are in the process of foreclosure, for which the fair value is derived from the appraised value of its collateral, less selling costs.  Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income, but rather as a component in determining the overall adequacy of the allowance for losses on loans.  These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for losses on loans recorded in current earnings.

The Corporation uses the amortization method for its mortgage servicing assets, which amortizes servicing assets in proportion to and over the period of estimated net servicing income and assesses servicing assets for impairment based on fair value at each reporting date.  The fair value of mortgage servicing assets is calculated using the present value method; which includes a third party’s prepayment projections of similar instruments, weighted average coupon rates and the estimated average life.

The rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  The fair value of interest-only strips is calculated using the same assumptions that are used to value the related servicing assets.

The fair value of real estate owned is derived from the lower of the appraised value at the time of foreclosure, less selling costs or the listing price, less selling costs.

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

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2009 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government sponsored enterprise debt securities	$ 5,332	$ -	$ -	$ 5,332
U.S. government agency MBS	-	19,559	-	19,559
U.S. government sponsored enterprise MBS	-	13,739	-	13,739
Private issued collateralized mortgage obligations (“CMO”)	-	-	1,580	1,580
Loans held for sale, at fair value	-	139,223	-	139,223
Interest-only strips	-	-	275	275
Derivative financial instruments	-	1,107	1,497	2,604
Total	$ 5,332	$ 173,628	$ 3,352	$ 182,312

	Fair Value Measurement at June 30, 2009 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Investment securities
U.S. government sponsored enterprise debt securities	$ 5,353	$ -	$ -	$ 5,353
U.S. government agency MBS	-	74,064	-	74,064
U.S. government sponsored enterprise MBS	-	44,436	-	44,436
Private issued collateralized mortgage obligations (“CMO”)	-	-	1,426	1,426
Loans held for sale, at fair value	-	135,490	-	135,490
Interest-only strips	-	-	294	294
Derivative financial instruments	-	(97)	2,069	1,972
Total	$ 5,353	$ 253,893	$ 3,789	$ 263,035

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at October 1, 2009	$ 1,515	$ 298	$ 907	$ 2,720
Total gains or losses (realized/unrealized):
Included in earnings	-	(17)	(907)	(924)
Included in other comprehensive income (loss)	121	(6)	-	115
Purchases, issuances, and settlements	(56)	-	1,497	1,441
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at December 31, 2009	$ 1,580	$ 275	$ 1,497	$ 3,352

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at July 1, 2009	$ 1,426	$ 294	$ 2,069	$ 3,789
Total gains or losses (realized/unrealized):
Included in earnings	-	(36)	(2,976)	(3,012)
Included in other comprehensive income	291	17	-	308
Purchases, issuances, and settlements	(137)	-	2,404	2,267
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at December 31, 2009	$ 1,580	$ 275	$ 1,497	$ 3,352

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a nonrecurring basis:

	Fair Value Measurement at December 31, 2009 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 51,444	$ 32,965	$ 84,409
Mortgage servicing assets	-	-	389	389
Real estate owned (1)	-	11,794	-	11,794
Total	$ -	$ 63,238	$ 33,354	$ 96,592

(1) Amounts exclude estimated selling costs.

Note 8: Subsequent Events

Management has evaluated events through February 9, 2010, which is the date that the financial statements were issued.  No material subsequent events have occurred since December 31, 2009 that would require recognition or disclosure in these condensed consolidated financial statements, except for the following:

On January 28, 2010, the Corporation announced a cash dividend of $0.01 per share on the Corporation’s outstanding shares of common stock for shareholders of record as of the close of business on February 25, 2010, payable on March 23, 2010.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At December 31, 2009, the Corporation had total assets of $1.41 billion, total deposits of $936.7 million and total stockholders’ equity of $123.6 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank’s business consists of community banking activities and mortgage banking activities, operated by Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences.  The Bank currently operates 14 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire), including the newly opened Iris Plaza office in Moreno Valley, California.  Provident Bank Mortgage operates wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and retail loan production offices in Escondido, Glendora and Riverside, California.  The Bank’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Bank’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation, from time to time, may repurchase its common stock.  The Corporation evaluates the repurchase of its common stock when the market price of the stock is lower than its book value and/or the Corporation believes that the current market price is not commensurate with its current and future earnings potential.  Consideration is also given to the Corporation’s liquidity, regulatory capital requirements and future capital needs based on the Corporation’s current business plan.  The Corporation’s Board of Directors authorizes each stock repurchase program, the duration of which is typically one year.  Once the stock repurchase program is authorized, management may repurchase the Corporation’s common stock from time to time in the open market or in privately negotiated transactions, depending upon market conditions and the factors described above.  See Part II, Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” on page 52.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On October 29, 2009, the Corporation declared a quarterly cash dividend of $0.01 per share for the Corporation’s shareholders of record at the close of business on November 20, 2009, which was paid on December 16, 2009.  On January 28, 2010, the Corporation announced a cash dividend of $0.01 per share on the Corporation’s outstanding shares of common stock for shareholders of record as of the close of business on February 25, 2010, payable on March 23, 2010.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements, as they are subject to risks and uncertainties. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  The Corporation does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2010 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Corporation’s operating and stock price performance.  Factors which could cause actual results to differ materially include, but are not limited to the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the OTS or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach;  our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets;  inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described as detailed in the Corporation’s reports filed with the SEC, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and subsequently filed Quarterly Reports on Form 10-Q.

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

The allowance for loan losses involves significant judgment and assumptions by management, which have a material impact on the carrying value of net loans.  Management considers that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about probable incurred losses inherent in the loan portfolio at the balance sheet date. The impact of a sudden large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

ASC 815 requires that derivatives of the Corporation be recorded in the consolidated financial statements at fair value.  Management considers its policy for accounting for derivatives to be a critical accounting policy because these instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets.  The Bank’s derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, commitments to sell MBS and option contracts to mitigate the risk of the commitments to extend credit.  Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends.  The fair value adjustments of the derivatives are recorded in the consolidated statements of operations with offsets to other assets or other liabilities in the consolidated statements of financial condition.

Management accounts for income taxes by estimating future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws.  These differences result in deferred tax assets and liabilities, which are included in the Corporation’s Condensed Consolidated Statements of Financial Condition.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, management is required to make many subjective assumptions and judgments regarding the Corporation’s income tax exposures, including judgments in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in management’ subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.  Therefore, management considers its accounting for income taxes a critical accounting policy.

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

Provident Financial Corp performs trustee services for the Bank’s real estate secured loan transactions and has in the past held, and may in the future, hold real estate for investment.  Investment services operations primarily consist of selling alternative investment products such as annuities and mutual funds to the Bank’s depositors.  Investment services and trustee services contribute a very small percentage of gross revenue.

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, regulation and interest rates and the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values and higher loan delinquencies.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  For further details on risk factors, see the “Safe-Harbor Statement” on page 18 and “Item 1A – Risk Factors” on page 51.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at December 31, 2009 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	1 year	Over 1 year	Over 3 years	Over
	or less	to 3 years	to 5 years	5 years	Total
Operating obligations	$ 961	$ 1,279	$ 378	$ -	$ 2,618
Pension benefits	-	396	397	6,025	6,818
Time deposits	401,673	69,023	62,448	3,504	536,648
FHLB – San Francisco advances	70,944	196,092	87,284	7,923	362,243
FHLB – San Francisco letter of credit	7,000	-	-	-	7,000
FHLB – San Francisco MPF credit enhancement	3,147	-	-	-	3,147
Total	$ 483,725	$ 266,790	$ 150,507	$ 17,452	$ 918,474

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

Comparison of Financial Condition at December 31, 2009 and June 30, 2009

Total assets decreased $165.0 million, or 10 percent, to $1.41 billion at December 31, 2009 from $1.58 billion at June 30, 2009.  The decrease was primarily attributable to decreases in investment securities and loans held for investment, partly offset by an increase in cash and cash equivalents.  The decline in total assets and the increase in cash and cash equivalents are consistent with the Corporation strategy of deleveraging the balance sheet to improve capital ratios and to mitigate credit and liquidity risk.

Total cash and cash equivalents, primarily excess cash at the Federal Reserve Bank of San Francisco, increased $14.7 million, or 26 percent, to $71.6 million at December 31, 2009 from $56.9 million at June 30, 2009.

Total investment securities decreased $85.1 million, or 68 percent, to $40.2 million at December 31, 2009 from $125.3 million at June 30, 2009.  The decrease was primarily the result of the sale of $65.3 million of investment securities for a net gain of $2.3 million as well as the scheduled and accelerated principal payments on mortgage-backed securities of $17.3 million.  The Bank evaluates individual investment securities quarterly for other-than-temporary declines in market value.  The Bank does not believe that there are any other-than-temporary impairments at December 31, 2009; therefore, no impairment losses have been recorded for the quarter ended December 31, 2009.

Loans held for investment decreased $96.1 million, or eight percent, to $1.07 billion at December 31, 2009 from $1.17 billion at June 30, 2009.  Total loan principal payments during the first six months of fiscal 2010 were $70.9 million, compared to $89.7 million during the comparable period in fiscal 2009.  During the first six months of fiscal 2010, the Bank originated $1.7 million of loans held for investment, primarily commercial real estate loans.  The Bank did not purchase any loans to be held for investment in the first six months of fiscal 2010 and 2009, given the economic uncertainty of the current banking environment.  The balance of preferred loans decreased to $482.5 million, or 43 percent of loans held for investment at December 31, 2009, as compared to $508.7 million, or 42 percent of loans held for investment at June 30, 2009.  Purchased loans serviced by others at December 31, 2009 were $23.9 million, or two percent of loans held for investment, compared to $125.4 million, or 11 percent of loans held for investment at June 30, 2009.  The decrease in the purchased loans serviced by others was primarily attributable to the Bank’s decision in September 2009 to acquire approximately $95.3 million of loan servicing from one of its loan servicers who no longer met their contractual loan servicing covenants, resulting in a 25 basis point increase to the loan yield of those loans.

The table below describes the geographic dispersion of real estate secured loans held for investment at December 31, 2009, as a percentage of the total dollar amount outstanding (dollars in thousands):

	Inland Empire		Southern California (1)		Other California (2)		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$191,716	30%	$348,608	55%	$ 87,617	14%	$8,026	1%	$635,967	100%
Multi-family	32,884	9%	256,854	72%	62,558	18%	3,656	1%	355,952	100%
Commercial real estate	58,112	50%	53,351	46%	2,340	2%	1,634	2%	115,437	100%
Construction	2,738	87%	400	13%	-	0%	-	0%	3,138	100%
Other	1,532	100%	-	0%	-	0%	-	0%	1,532	100%
Total	$286,982	26%	$659,213	59%	$152,515	14%	$13,316	1%	$1,112,026	100%

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

Total deposits decreased $52.5 million, or five percent, to $936.7 million at December 31, 2009 from $989.2 million at June 30, 2009.  Time deposits declined $116.2 million to $520.7 million at December 31, 2009 from $636.9 million at June 30, 2009, while transaction accounts increased $63.6 million to $416.0 million at December 31, 2009 from $352.4 million at June 30, 2009.  The decrease in time deposits was primarily attributable to the strategic decision to compete less aggressively on time deposit interest rates and the Bank’s marketing strategy to promote transaction accounts.

Borrowings, consisting primarily of FHLB – San Francisco advances, decreased $122.0 million, or 27 percent, to $334.7 million at December 31, 2009 from $456.7 million at June 30, 2009.  The decrease was due to scheduled maturities and $77.0 million of prepayments consistent with the Corporation’s short-term strategy to deleverage the balance sheet.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 26 months (24 months, if put options are exercised by the FHLB – San Francisco) at December 31, 2009, as compared to the weighted-average maturity of 28 months (26 months, if put options were exercised by the FHLB – San Francisco) at June 30, 2009.

Total stockholders’ equity increased $8.7 million, or eight percent, to $123.6 million at December 31, 2009, from $114.9 million at June 30, 2009, primarily as a result of additional capital, partly offset by the net loss and the quarterly cash dividends paid, during the first six months of fiscal 2010.  The Corporation raised $12.0 million of capital in December 2009 through a follow-on public offering, issuing 5.18 million shares of common stock at $2.50 per share. During the first six months of fiscal 2010, no stock options were exercised and no common stock was repurchased.  The total cash dividend paid to the Corporation’s shareholders in the first six months of fiscal 2010 was $124,000.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2009 and 2008

The Corporation’s net income for the quarter ended December 31, 2009 was $2.6 million, compared to a net loss of $(6.5) million during the same quarter of fiscal 2009.  For the six months ended December 31, 2009, the Corporation’s net loss was $(2.5) million, compared to a net loss of $(6.2) million during the same period of fiscal 2009.  The improvement in net earnings for both periods was primarily a result of a decrease in the provision for loan losses, an increase in gain on sale of loans and an increase in gain on sale of investment securities, partly offset by an increase in non-interest expense and a decrease in net interest income.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income (before provision for loan losses) and non-interest income, increased slightly to 59 percent in the second quarter of fiscal 2010 from 58 percent in the same period of fiscal 2009.  For the six months ended December 31, 2009, the efficiency ratio improved slightly to 54 percent from 55 percent in the six months ended December 31, 2008.  The improvement in the efficiency ratio was a result of an increase in non-interest income, partly offset by a decrease in net interest income (before provision for loan losses) and an increase in non-interest expense.

Return on average assets for the quarter ended December 31, 2009 increased 237 basis points to 0.70 percent from negative (1.67) percent in the same period last year.  For the six months ended December 31, 2009 and 2008, the return on average assets was negative (0.32) percent and negative (0.78) percent, respectively, an improvement of 46 basis points.

Return on average equity for the quarter ended December 31, 2009 increased to 9.00 percent from negative (21.44) percent for the same period last year.  For the six months ended December 31, 2009, the return on average equity improved to negative (4.33) percent from negative (10.07) percent for the same period last year.

Diluted earnings per share for the quarter ended December 31, 2009 were $0.37, compared to the diluted loss per share of $(1.05) for the quarter ended December 31, 2008.  For the six months ended December 31, 2009 and 2008, the diluted loss per share was $(0.38) and $(1.00), respectively.

Net Interest Income:

For the Quarters Ended December 31, 2009 and 2008.  Net interest income (before the provision for loan losses) decreased $664,000, or six percent, to $9.6 million for the quarter ended December 31, 2009 from $10.2 million in the comparable period in fiscal 2009 due primarily to a decline in average earning assets, partly offset by an increase in net interest margin.  The average balance of earning assets decreased $108.8 million to $1.41 billion in the second quarter of fiscal 2010 from $1.52 billion in the comparable period of fiscal 2009.  The net interest margin was 2.72 percent in the second quarter of fiscal 2010, up two basis points from 2.70 percent for the same period of fiscal 2009.  The increase in the net interest margin during the second quarter of fiscal 2010 was primarily attributable to a decrease in the average cost of funds, which declined more than the average yield on earning assets.

For the Six Months Ended December 31, 2009 and 2008.  Net interest income (before the provision for loan losses) decreased $1.8 million, or eight percent, to $19.7 million for the six months ended December 31, 2009 from $21.5 million in the comparable period in fiscal 2009 due primarily to declines in the net interest margin and average earning assets.  The net interest margin was 2.70 percent in the first six months of fiscal 2010, down nine basis points from 2.79 percent for the same period of fiscal 2009.  The decrease in the net interest margin during the first six months of fiscal 2010 was primarily attributable to a decrease in the average yield on earning assets which declined more than the average cost of funds.  The average balance of earning assets decreased $86.0 million to $1.46 billion in the first six months of fiscal 2010 from $1.54 billion in the comparable period of fiscal 2009.

Interest Income:

For the Quarters Ended December 31, 2009 and 2008.  Total interest income decreased by $3.6 million, or 17 percent, to $17.7 million for the second quarter of fiscal 2010 from $21.3 million in the same quarter of fiscal 2009.  This decrease was primarily the result of a lower average earning asset yield and a lower average balance of earning assets.  The average yield on earning assets during the second quarter of fiscal 2010 was 5.01 percent, 61 basis points lower than the average yield of 5.62 percent during the same period of fiscal 2009.  The average balance of earning assets decreased $108.8 million to $1.41 billion during the second quarter of fiscal 2010 from $1.52 billion during the comparable period of fiscal 2009.

Loans receivable interest income decreased $2.5 million, or 13 percent, to $17.1 million in the quarter ended December 31, 2009 from $19.6 million for the same quarter of fiscal 2009.  This decrease was attributable to a lower average loan yield and a lower average loan balance.  The average loan yield during the second quarter of fiscal 2010 decreased 31 basis points to 5.62 percent from 5.93 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to accrued interest income reversals from newly classified non-accrual loans, the repricing of adjustable rate loans to lower interest rates and payoffs on loans which carried a higher average yield than the average yield of loans receivable.  The average balance of loans outstanding, including loans held for sale, decreased $106.5 million, or eight percent, to $1.22 billion during the second quarter of fiscal 2010 from $1.33 billion in the same quarter of fiscal 2009.

Interest income from investment securities decreased $1.3 million, or 74 percent, to $463,000 during the quarter ended December 31, 2009 from $1.8 million in the same quarter of fiscal 2009.  This decrease was primarily a result of a decrease in the average balance and a decrease in average yield.  The average balance of investment securities decreased $97.7 million, or 65 percent, to $51.6 million during the second quarter of fiscal 2010 from $149.3 million during the same quarter of fiscal 2009.  The decrease in the average balance was primarily due to the sale of $65.3 million of investment securities for a net gain of $2.3 million as well as scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 124 basis points to 3.59 percent during the quarter ended December 31, 2009 from 4.83 percent during the quarter ended December 31, 2008.  The decrease in the average yield of investment securities was primarily attributable to the sale of investment securities with a higher average yield, the repricing of mortgage-backed securities to lower interest rates and a higher net premium amortization ($38,000 in the second quarter of fiscal 2010 as compared to $24,000 in the comparable quarter of fiscal 2009).  The higher net premium amortization was attributable to higher MBS principal payments with higher outstanding premiums during the quarter ended December 31, 2009 as compared to the same quarter last year.  During the second quarter of fiscal 2010, the Bank did not purchase any investment securities, while $3.9 million of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco did not declare a dividend on its stock in the second quarters of fiscal 2010 and 2009.  In the second quarter of fiscal 2009, the Bank made a dividend accrual adjustment based on the actual dividend received for the prior quarter.  In addition, the FHLB – San Francisco has not allowed the redemption of excess capital stock because of its stated desire to strengthen its capital ratios.

For the Six Months ended December 31, 2009 and 2008.  Total interest income decreased by $7.3 million, or 16 percent, to $37.0 million for the first six months of fiscal 2010 from $44.3 million in the period of fiscal 2009.  This decrease was primarily the result of a lower average earning asset yield and a lower average balance of earning assets.  The average yield on earning assets during the first six months of fiscal 2010 was 5.08 percent, 67 basis points lower than the average yield of 5.75 percent during the same period of fiscal 2009.  The average balance of earning assets decreased $86.0 million to $1.46 billion during the first six months of fiscal 2010 from $1.54 billion during the comparable period of fiscal 2009.

Loans receivable interest income decreased $5.0 million, or 12 percent, to $35.3 million in the six months ended December 31, 2009 from $40.3 million for the same period of fiscal 2009.  This decrease was attributable to a lower average loan yield and a lower average loan balance.  The average loan yield during the first six months of fiscal 2010 decreased 34 basis points to 5.63 percent from 5.97 percent during the same period last year.  The decrease in the average loan yield was primarily attributable to accrued interest income reversals from newly classified non-accrual loans, the repricing of adjustable rate loans to lower interest rates and payoffs on loans which carried a higher average yield than the average yield of loans receivable.  The average balance of loans outstanding, including loans held for sale, decreased $98.5 million, or seven percent, to $1.25 billion during the first six months of fiscal 2010 from $1.35 billion in the same period of fiscal 2009.

Interest income from investment securities decreased $2.1 million, or 57 percent, to $1.6 million during the six months ended December 31, 2009 from $3.7 million in the same period of fiscal 2009.  This decrease was primarily a result of a decrease in the average balance and a decrease in average yield.  The average balance of investment securities decreased $74.7 million, or 49 percent, to $77.3 million for the first six months of fiscal 2010 from $152.0 million in the same period of fiscal 2009.  The decrease in the average balance was primarily due to the sale of $65.3 million of investment securities for a net gain of $2.3 million as well as scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 85 basis points to 4.03 percent during the six months ended December 31, 2009 from 4.88 percent during the same period ended December 31, 2008.  The decrease in the average yield of investment securities was primarily attributable to the sale of investment securities with a higher average yield, the repricing of mortgage-backed securities to lower interest rates and a higher net premium amortization ($97,000 in the first six months of fiscal 2010 as compared to $47,000 in the comparable period of fiscal 2009).  The higher net premium amortization was attributable to higher MBS principal payments with higher outstanding premiums in the first six months of fiscal 2010 as compared to the same period last year.  During the first six months of fiscal 2010, the Bank did not purchase any investment securities, while $17.3 million of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco declared a $69,000 cash dividend on its stock in the first six months of fiscal 2010 (July 2009) as compared to the stock dividend of $324,000 in the first six months of fiscal 2009.

Interest Expense:

For the Quarter Ended December 31, 2009 and 2008.  Total interest expense for the quarter ended December 31, 2009 was $8.1 million as compared to $11.1 million for the same period of fiscal 2009, a decrease of $3.0 million, or 27 percent.  This decrease was primarily attributable to a lower average cost of interest-bearing liabilities, particularly deposits, and to a much lesser extent, a lower average balance of other interest-bearing liabilities.  The average cost of interest-bearing liabilities, principally deposits and borrowings, was 2.40 percent during the quarter ended December 31, 2009, down 72 basis points from 3.12 percent during the same period of fiscal 2009.  The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $76.0 million, or five percent, to $1.34 billion during the second quarter of fiscal 2010 from $1.41 billion during the same period of fiscal 2009.

Interest expense on deposits for the quarter ended December 31, 2009 was $4.1 million as compared to $6.3 million for the same period of fiscal 2009, a decrease of $2.2 million, or 35 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and a slightly lower average balance.  The average cost of deposits decreased to 1.72 percent during the quarter ended December 31, 2009 from 2.66 percent during the same quarter of fiscal 2009, a decrease of 94 basis points.  The decrease in the average cost of deposits was attributable primarily to new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with declining short-term market interest rates.  The average balance of deposits decreased $1.5 million to $936.0 million during the quarter ended December 31, 2009 from $937.5 million during the same period of fiscal 2009.  The decline in the average balance was primarily in time deposits, the result of the Bank’s strategic decision to compete less aggressively for this product, partly offset by an increase in transaction (core) deposits.  The increase in transaction accounts was attributable primarily to the impact of depositors seeking an alternative to lower yielding time deposits in light of the currently low interest rate environment.  The average balance of transaction deposits to total deposits in the second quarter of fiscal 2010 was 43 percent, compared to 34 percent in the same period of fiscal 2009.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the quarter ended December 31, 2009 decreased $802,000, or 17 percent, to $4.0 million from $4.8 million for the same period of fiscal 2009.  The decrease in interest expense on borrowings was primarily a result of a lower average balance, and to a lesser extent, a lower average cost.  The average balance of borrowings decreased $74.6 million, or 16 percent, to $401.8 million during the quarter ended December 31, 2009 from $476.4 million during the same period of fiscal 2009, consistent with the Corporation’s short-term deleveraging strategy.  The decrease in the average balance was due to scheduled maturities and $57.0 million of prepayments in the second quarter of fiscal 2010.  The average cost of borrowings decreased to 3.96 percent for the quarter ended December 31, 2009 from 4.02 percent in the same quarter of fiscal 2009, a decrease of six basis points.

For the Six Months Ended December 31, 2009 and 2008.  Total interest expense for the six months ended December 31, 2009 was $17.3 million as compared to $22.8 million for the same period of fiscal 2009, a decrease of $5.5 million, or 24 percent.  This decrease was primarily attributable to a lower average cost of interest-bearing liabilities, particularly deposits, and to a much lesser extent, a lower average balance of other interest-bearing liabilities.  The average cost of interest-bearing liabilities, principally deposits and borrowings, was 2.48 percent during the six months ended December 31, 2009, down 68 basis points from 3.16 percent during the same period of fiscal 2009.  The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $52.0 million, or four percent, to $1.38 billion during the first six months of fiscal 2010 from $1.44 billion during the same period of fiscal 2009.

Interest expense on deposits for the six months ended December 31, 2009 was $8.8 million as compared to $13.3 million for the same period of fiscal 2009, a decrease of $4.5 million, or 34 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and a slightly lower average balance.  The average cost of deposits decreased to 1.83 percent during the six months ended December 31, 2009 from 2.76 percent during the same six months of fiscal 2009, a decrease of 93 basis points.  The decrease in the average cost of deposits was attributable primarily to new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with declining short-term market interest rates.  The average balance of deposits decreased $2.4 million to $956.8 million during the six months ended December 31, 2009 from $959.2 million during the same period of fiscal 2009.  The decline in the average balance was primarily in time deposits, the result of the Bank’s strategic decision to compete less aggressively for this product, partly offset by an increase in transaction (core) deposits.  The average balance of transaction deposits to total deposits in the first six months of fiscal 2010 was 40 percent, compared to 34 percent in the same period of fiscal 2009.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the six months ended December 31, 2009 decreased $1.0 million, or 11 percent, to $8.5 million from $9.5 million for the same period of fiscal 2009.  The decrease in interest expense on borrowings was primarily a result of a lower average balance, and to a lesser extent, a slightly lower average cost.  The average balance of borrowings decreased $49.5 million, or 10 percent, to $428.1 million during the six months ended December 31, 2009 from $477.6 million during the same period of fiscal 2009, consistent with the Corporation’s short-term deleveraging strategy.  The decrease in the average balance was due to the scheduled maturities and $77.0 million of prepayments in the first six months of fiscal 2010.  The average cost of borrowings decreased slightly to 3.95 percent for the six months ended December 31, 2009 from 3.96 percent in the same six months of fiscal 2009, a decrease of one basis point.

The following table depicts the average balance sheets for the quarters and six months ended December 31, 2009 and 2008, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	December 31, 2009			December 31, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,219,158	$ 17,126	5.62%	$ 1,325,675	$ 19,648	5.93%
Investment securities	51,588	463	3.59%	149,314	1,804	4.83%
FHLB – San Francisco stock	33,023	-	-%	32,769	(125)	(1.53)%
Interest-earning deposits	104,790	66	0.25%	9,595	9	0.38%

Total interest-earning assets	1,408,559	17,655	5.01%	1,517,353	21,336	5.62%

Non interest-earning assets	63,489			38,676

Total assets	$ 1,472,048			$ 1,556,029

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 220,240	364	0.66%	$ 184,196	302	0.65%
Savings accounts	178,055	503	1.12%	135,785	535	1.57%
Time deposits	537,752	3,196	2.36%	617,554	5,441	3.51%

Total deposits	936,047	4,063	1.72%	937,535	6,278	2.66%

Borrowings	401,837	4,015	3.96%	476,376	4,817	4.02%

Total interest-bearing liabilities	1,337,884	8,078	2.40%	1,413,911	11,095	3.12%

Non interest-bearing liabilities	20,420			20,635

Total liabilities	1,358,304			1,434,546

Stockholders’ equity	113,744			121,483
Total liabilities and stockholders’ equity
	$ 1,472,048			$ 1,556,029

Net interest income		$ 9,577			$ 10,241

Interest rate spread (3)			2.61%			2.50%
Net interest margin (4)			2.72%			2.70%
Ratio of average interest-earning assets to average interest-bearing liabilities

			105.28%			107.32%
Return (loss) on average assets			0.70%			(1.67)%
Return (loss) on average equity			9.00%			(21.44)%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $100 and $167 for the quarters ended December 31, 2009 and 2008, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $42.9 million and $40.1 million during the quarters ended December 31, 2009 and 2008, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Average Balance Sheets
(Dollars in thousands)

	Six Months Ended			Six Months Ended
	December 31, 2009			December 31, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,251,964	$ 35,274	5.63%	$ 1,350,464	$ 40,306	5.97%
Investment securities	77,305	1,558	4.03%	152,036	3,709	4.88%
FHLB – San Francisco stock	33,023	69	0.42%	32,573	324	1.99%
Interest-earning deposits	94,700	120	0.25%	7,898	10	0.25%

Total interest-earning assets	1,456,992	37,021	5.08%	1,542,971	44,349	5.75%

Non interest-earning assets	61,840			37,286

Total assets	$ 1,518,832			$ 1,580,257

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 211,224	690	0.65%	$ 191,250	632	0.66%
Savings accounts	171,682	1,024	1.18%	138,441	1,104	1.59%
Time deposits	573,854	7,100	2.45%	629,558	11,568	3.65%

Total deposits	956,760	8,814	1.83%	959,249	13,304	2.76%

Borrowings	428,093	8,524	3.95%	477,642	9,511	3.96%

Total interest-bearing liabilities	1,384,853	17,338	2.48%	1,436,891	22,815	3.16%

Non interest-bearing liabilities	20,356			20,575

Total liabilities	1,405,209			1,457,466

Stockholders’ equity	113,623			122,791
Total liabilities and stockholders’ equity
	$ 1,518,832			$ 1,580,257

Net interest income		$ 19,683			$ 21,534

Interest rate spread (3)			2.60%			2.59%
Net interest margin (4)			2.70%			2.79%
Ratio of average interest-earning assets to average interest-bearing liabilities

			105.21%			107.38%
Loss on average assets			(0.32)%			(0.78)%
Loss on average equity			(4.33)%			(10.07)%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $197 and $288 for the six months ended December 31, 2009 and 2008, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $43.4 million and $42.6 million during the six months ended December 31, 2009 and 2008, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarters and six months ended December 31, 2009 and 2008, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended December 31, 2009 Compared
	To Quarter Ended December 31, 2008
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (1,026)	$ (1,579)	$ 83	$ (2,522)
Investment securities	(464)	(1,180)	303	(1,341)
FHLB – San Francisco stock	125	(1)	1	125
Interest-bearing deposits	(2)	90	(31)	57
Total net change in income on interest-earning assets
	(1,367)	(2,670)	356	(3,681)

Interest-bearing liabilities:
Checking and money market accounts	2	59	1	62
Savings accounts	(151)	167	(48)	(32)
Time deposits	(1,770)	(706)	231	(2,245)
Borrowings	(58)	(755)	11	(802)
Total net change in expense on interest-bearing liabilities
	(1,977)	(1,235)	195	(3,017)
Net increase (decrease) in net interest income
	$ 610	$ (1,435)	$ 161	$ (664)

(1)	Includes loans held for sale and non-performing loans. For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2009 Compared
	To Six Months Ended December 31, 2008
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (2,259)	$ (2,940)	$ 167	$ (5,032)
Investment securities	(646)	(1,823)	318	(2,151)
FHLB – San Francisco stock	(255)	4	(4)	(255)
Interest-bearing deposits	1	109	-	110
Total net change in income on interest-earning assets
	(3,159)	(4,650)	481	(7,328)

Interest-bearing liabilities:
Checking and money market accounts	(7)	66	(1)	58
Savings accounts	(277)	266	(69)	(80)
Time deposits	(3,780)	(1,025)	337	(4,468)
Borrowings	-	(989)	2	(987)
Total net change in expense on interest-bearing liabilities
	(4,064)	(1,682)	269	(5,477)
Net increase (decrease) in net interest income
	$ 905	$ (2,968)	$ 212	$ (1,851)

(1)	Includes loans held for sale and non-performing loans. For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for Loan Losses:

For the Quarter Ended December 31, 2009 and 2008.  During the second quarter of fiscal 2010, the Corporation recorded a provision for loan losses of $2.3 million, compared to a provision for loan losses of $16.5 million during the same period of fiscal 2009.  The loan loss provision in the second quarter of fiscal 2010 was primarily attributable to loan classification downgrades ($3.1 million), partly offset by a decrease in loans held for investment ($797,000 loan loss provision recovery).

For the Six Months Ended December 31, 2009 and 2008.  During the first six months of fiscal 2010, the Corporation recorded a provision for loan losses of $19.5 million, compared to a provision for loan losses of $22.3 million during the same period of fiscal 2009.  The loan loss provision in the first six months of fiscal 2010 was primarily attributable to loan classification downgrades ($11.1 million) and an increase in the general loan loss provision for loans held for investment ($10.7 million, inclusive of a non-recurring $9.0 million increase resulting from the refinement of the general loan loss provision described below), partly offset by a decrease in loans held for investment ($2.3 million loan loss provision recovery).

The general loan loss allowance was refined through quantitative and qualitative adjustments to include specific loan loss allowances in the loss experience analysis and to reflect the impact on loans held for investment resulting from the deteriorating general economic conditions of the U.S. and California economy such as the higher unemployment rates, lower retail sales, and declining home prices in California.  See related discussion on “Asset Quality” on page 33.

At December 31, 2009, the allowance for loan losses was $55.4 million, comprised of $27.3 million of general loan loss reserves and $28.1 million of specific loan loss reserves, in comparison to the allowance for loan losses of $45.4 million at June 30, 2009, comprised of $20.1 million of general loan loss reserves and $25.3 million of specific loan loss reserves.  The allowance for loan losses as a percentage of gross loans held for investment was 4.92 percent at December 31, 2009 compared to 3.75 percent at June 30, 2009.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

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

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in Thousands)	2009	2008	2009	2008

Allowance at beginning of period	$ 58,013	$ 22,519	$ 45,445	$ 19,898

Provision for loan losses	2,315	16,536	19,521	22,268

Recoveries:
Mortgage loans:
Single-family	265	111	293	111
Construction	12	50	47	50
Consumer loans	-	-	-	1
Total recoveries	277	161	340	162

Charge-offs:
Mortgage loans:
Single-family	(5,126)	(4,223)	(9,693)	(7,260)
Multi-family	(113)	-	(245)	-
Construction	-	-	-	(73)
Other	-	(38)	-	(38)
Consumer loans	(2)	(2)	(4)	(4)
Total charge-offs	(5,241)	(4,263)	(9,942)	(7,375)

Net charge-offs	(4,964)	(4,102)	(9,602)	(7,213)
Balance at end of period	$ 55,364	$ 34,953	$ 55,364	$ 34,953

Allowance for loan losses as a percentage of gross loans held for investment
	4.92%	2.69%	4.92%	2.69%

Net charge-offs as a percentage of average loans outstanding during the period (annualized)
	1.63%	1.24%	1.53%	1.07%

Allowance for loan losses as a percentage of non-performing loans at the end of the period
	61.63%	76.24%	61.63%	76.24%

Non-Interest Income:

For the Quarter Ended December 31, 2009 and 2008.  Total non-interest income increased $4.4 million, or 191 percent, to $6.7 million during the quarter ended December 31, 2009 from $2.3 million during the same period of fiscal 2009.  The increase was primarily attributable to an increase in the gain on sale of loans and to a lesser extent, an increase in the gain on sale of investment securities and a lower loss on sale and operations of real estate owned that were acquired in the settlement of loans.

The net gain on sale of loans increased $3.8 million, or 271 percent, to $5.2 million for the quarter ended December 31, 2009 from $1.4 million in the same quarter of fiscal 2009.  Total loans sold for the quarter ended December 31, 2009 were $454.8 million, an increase of $293.7 million or 182 percent, from $161.1 million for the same quarter last year.  The average loan sale margin for PBM during the second quarter of fiscal 2010 was 1.27 percent, up 47 basis points from 0.80 percent in the same period of fiscal 2009.  The gain on sale of loans for the second quarter of fiscal 2010 includes a $1.9 million recourse provision on loans sold that are subject to repurchase, compared to a $1.5 million recourse provision in the comparable quarter last year.  The gain on sale of loans also includes a favorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 (a gain of $3.2 million versus a gain of $748,000 in the prior period).  As of December 31, 2009, the fair value of derivative financial instruments was a gain of $2.6 million, compared to a gain of $2.0 million at June 30, 2009 and a gain of $292,000 at December 31, 2008.  As of December 31, 2009, the total recourse reserve for loans sold that are subject to repurchase was $5.1 million, compared to $3.4 million at June 30, 2009 and $3.5 million at December 31, 2008.

Total loans originated for sale increased to $465.0 million in the second quarter of fiscal 2010 as compared to $168.7 million during the same period last year.  The increase in loan originations during the year was primarily attributable to better liquidity in the secondary mortgage market particularly in FHA/VA, Freddie Mac and Fannie Mae loan products and an increase in activity resulting from lower mortgage interest rates. The mortgage banking environment has shown improvement recently as a result of the significant decline in mortgage interest rates but remains highly volatile as a result of the well-publicized weakness of the single-family real estate market.  In addition, purchases of mortgage-backed securities by the U.S. government are expected to cease shortly and a tax credit for homebuyers will expire on April 30, 2010, the effect of which on the single-family real estate market is uncertain.

A total of $10.3 million of investment securities, comprised of U.S. government sponsored enterprise MBS were sold in the quarter ended December 31, 2009 for a net gain of $341,000 as part of the Corporation’s short-term deleveraging strategy.

The net loss on sale and operations of real estate owned acquired in the settlement of loans was $(249,000) in the second quarter of fiscal 2010 compared to a net loss of $(496,000) in the same quarter last year.  Forty-two real estate owned properties were sold in the quarter ended December 31, 2009 as compared to 22 properties in the quarter ended December 31, 2008.  See the related discussion on “Asset Quality” on page 33.

For the Six Months Ended December 31, 2009 and 2008.  Total non-interest income increased $8.9 million, or 185 percent, to $13.7 million during the six months ended December 31, 2009 from $4.8 million during the same period of fiscal 2009.  The increase was primarily attributable to an increase in the gain on sale of loans, an increase in gain on sale of investment securities and a net gain on sale and operations of real estate owned that were acquired in the settlement of loans.

The net gain on sale of loans increased $5.8 million, or 223 percent, to $8.4 million for the six months ended December 31, 2009 from $2.6 million in the same period of fiscal 2009.  Total loans sold for the six months ended December 31, 2009 were $963.6 million, an increase of $647.2 million or 205 percent, from $316.4 million for the same period last year.  The average loan sale margin for PBM during the first six months of fiscal 2010 was 0.89 percent, up 13 basis points from 0.76 percent in the same period of fiscal 2009.  The gain on sale of loans for the first six months of fiscal 2010 includes a $3.1 million recourse provision on loans sold that are subject to repurchase, compared to a $2.3 million recourse provision in the comparable period last year.  The gain on sale of loans also includes a favorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 (a gain of $632,000 versus a gain of $596,000 in the prior period).  As of December 31, 2009, the fair value of derivative financial instruments was a gain of $2.6 million, compared to a gain of $2.0 million at June 30, 2009 and a gain of $292,000 at December 31, 2008.  As of December 31, 2009, the total recourse reserve for loans sold that are subject to repurchase was $5.1 million, compared to $3.4 million at June 30, 2009 and $3.5 million at December 31, 2008.

Total loans originated for sale increased to $956.6 million in the first six months of fiscal 2010 as compared to $334.7 million during the same period last year.

A total of $65.3 million of investment securities, comprised of U.S. government sponsored enterprise MBS and U.S. government agency MBS, were sold in the six months ended December 31, 2009 for a net gain of $2.3 million as part of the Corporation’s short-term deleveraging strategy.  For the six months ended December 31, 2008, a $356,000 gain on sale of equity investments was realized.

The net gain on sale and operations of real estate owned acquired in the settlement of loans was $189,000 in the first six months of fiscal 2010 compared to a net loss of $(886,000) in the same period last year.  Ninety real estate owned properties were sold in the six months ended December 31, 2009 as compared to 47 properties in the six months ended December 31, 2008.

Non-Interest Expense:

For the Quarter Ended December 31, 2009 and 2008.  Total non-interest expense in the quarter ended December 31, 2009 was $9.6 million, an increase of $2.4 million or 33 percent, as compared to $7.2 million in the same quarter of fiscal 2009.  The increase in non-interest expense was primarily the result of a significant increase in mortgage banking operating expenses and higher deposit insurance premiums and regulatory assessments.

Total compensation increased $1.4 million, or 31 percent, to $5.9 million in the second quarter of fiscal 2010 from $4.5 million in the same period of fiscal 2009.  The increase was primarily attributable to compensation incentives related to higher mortgage banking loan volume (refer to “Loan Volume Activities” on page 42 for details), partly offset by lower deferred compensation costs.

Total deposit insurance premiums and regulatory assessments increased $669,000, or 232 percent, to $957,000 in the second quarter of fiscal 2010 from $288,000 in the same period of fiscal 2009.  The increase was primarily attributable to a higher industry-wide increase in FDIC deposit insurance premiums.

For the Six Months Ended December 31, 2009 and 2008.  Total non-interest expense in the six months ended December 31, 2009 was $18.1 million, an increase of $3.5 million or 24 percent, as compared to $14.6 million in the same period of fiscal 2009.  The increase in non-interest expense was primarily the result of a significant increase in mortgage banking operating expenses and higher deposit insurance premiums and regulatory assessments.

Total compensation increased $1.6 million, or 17 percent, to $10.8 million in the first six months of fiscal 2010 from $9.2 million in the same period of fiscal 2009.  The increase was primarily attributable to compensation incentives related to higher mortgage banking loan volume (refer to “Loan Volume Activities” on page 42 for details), partly offset by lower deferred compensation costs.

Total deposit insurance premiums and regulatory assessments increased $1.1 million, or 174 percent, to $1.7 million in the first six months of fiscal 2010 from $610,000 in the same period of fiscal 2009.  The increase was primarily attributable to a higher industry-wide increase in FDIC deposit insurance premiums.

Provision (benefit) for income taxes:

For the Quarter Ended December 31, 2009 and 2008.  The income tax provision was $1.8 million for the quarter ended December 31, 2009 as compared to an income tax benefit of $(4.7) million during the same period of fiscal 2009.  The effective income tax rate for the quarter ended December 31, 2009 was virtually unchanged at 41.6 percent as compared to 41.9 percent in the same quarter last year.  The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2010 reflects its current income tax obligations.

For the Six Months Ended December 31, 2009 and 2008.  The income tax benefit was $(1.8) million for the six months ended December 31, 2009 as compared to an income tax benefit of $(4.4) million during the same period of fiscal 2009.  The effective income tax rate for the six months ended December 31, 2009 increased slightly to 42.4 percent as compared to 41.3 percent for the same period last year.  The increase in the effective income tax rate was primarily the result of a higher percentage of permanent tax differences relative to income or loss before taxes.  The Corporation believes that the effective income tax rate applied in the first six months of fiscal 2010 reflects its current income tax obligations.

Asset Quality

Non-performing loans, consisting solely of non-accrual loans with collateral primarily located in Southern California, increased to $89.8 million at December 31, 2009 from $71.8 million at June 30, 2009.  The non-performing loans at December 31, 2009 were primarily comprised of 229 single-family loans ($76.0 million); nine multi-family loans ($7.9 million); seven commercial real estate loans ($3.5 million); 11 construction loans ($1.3 million, nine of which, or $24,000, are associated with the previously disclosed Coachella, California construction loan fraud); seven commercial business loans ($208,000); and eight single-family loans repurchased from, or unable to sell to investors ($924,000).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed impaired.

When a loan is considered impaired as defined by ASC 310, “Receivables,” the Corporation measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  However, if the loan is “collateral-dependent” or foreclosure is probable, impairment is measured based on the fair value of the collateral.  At least quarterly, management reviews impaired loans.  When the measure of an impaired loan is less than the recorded investment in the loan, the Corporation records a specific valuation allowance equal to the excess of the recorded investment in the loan over its measured value, which is updated quarterly.  A general loan loss allowance is provided on loans not specifically identified as impaired (non-impaired loans).  The general loan loss allowance is determined based on a quantitative and a qualitative analysis using a loss migration methodology.  The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications.  Loss experience is quantified for the most recent four quarters, and that loss experience is applied to the stratified portfolio at each quarter end.  The qualitative analysis includes current unemployment rates, retail sales, gross domestic product, real estate value trends, and commercial real estate vacancy rates, among other current economic data.

As of December 31, 2009, restructured loans increased to $62.1 million from $40.9 million at June 30, 2009.  At December 31, 2009 and June 30, 2009, $37.8 million and $29.8 million, respectively, of these restructured loans were classified as non-performing.  As of December 31, 2009, 83 percent, or $51.4 million of the restructured loans have a current payment status; this compares to 83 percent, or $33.9 million of restructured loans that had a current payment status as of June 30, 2009.

The non-performing loans as a percentage of loans held for investment increased to 8.40 percent at December 31, 2009 from 6.16 percent at June 30, 2009.  Real estate owned was $10.9 million (55 properties) at December 31, 2009, a decrease of $5.5 million or 34 percent from $16.4 million (80 properties) at June 30, 2009.  Non-performing assets, which includes non-performing loans and real estate owned, as a percentage of total assets increased to 7.12 percent at December 31, 2009 from 5.59 percent at June 30, 2009.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.

The Bank continues to pursue litigation on 23 individual construction loans in a single-family construction project located in Coachella, California.  The Bank believes that significant misrepresentations were made to secure the Bank’s involvement in the project and as a result the Bank is vigorously pursuing legal remedies to protect the Bank’s interests.  The Bank has delivered demands to the individual borrowers, mortgage loan broker and builder; and has filed lawsuits alleging loan fraud by the 23 individual borrowers, misrepresentation fraud by the mortgage loan broker and misuse of funds fraud by the contractor.  The establishment of the specific loan loss reserve is consistent with the unimproved land value based on an appraisal.  Given the number of parties involved, the complexity of the transaction and probable fraud, this matter may take an extended period of time to resolve.  As of December 31, 2009, the Bank foreclosed on 14 of these loans which were converted to real estate owned with a total fair value of $37,000, while the remaining nine loans are classified as substandard non-accrual with a total fair value of $24,000.

During the second quarter of fiscal 2010 and 2009, the Bank repurchased $233,000 and $692,000, respectively, of loans from investors, fulfilling certain recourse/repurchase covenants in the respective loan sale agreements.  For the first six months of fiscal 2010 and 2009, the Bank repurchased $368,000 and $1.6 million, respectively, although some repurchase requests were settled that did not result in the repurchase of the loan itself.  As of December 31, 2009, the total recourse reserve for loans sold that are subject to repurchase was $5.1 million, compared to $3.4 million at June 30, 2009 and $3.5 million at December 31, 2008.  Many of the repurchases and loans that could not be sold were the result of borrower fraud.  The Bank has implemented tighter underwriting standards to reduce this problem, including higher credit scores, generally lower debt-to-income ratios, and verification of income and assets, among others.

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located.  If real estate values continue to decline further from the levels described in the following tables (which were calculated at the time of loan origination), the value of real estate collateral securing the Corporation’s loans could be significantly reduced.  The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  Additionally, the Corporation does not periodically update the loan to value ratio (“LTV”) on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower (in which case specific loan valuation allowances are established, if required).  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following tables may be understated in comparison to their current LTV ratios as a result of their year of origination, the subsequent general decline in real estate values that may have occurred and the specific location of the individual properties.  The Corporation cannot quantify the current LTVs of its loans held for investment nor quantify the impact the decline in real estate values has had to the current LTVs of its loans held for investment by loan type, geography, or other subsets.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of December 31, 2009:

		Weighted-	Weighted-	Weighted-
	Outstanding	Average	Average	Average
(Dollars In Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 398,360	735	74%	3.58 years
Stated income (5)	$ 329,294	731	72%	4.01 years
FICO less than or equal to 660	$ 18,749	641	70%	4.75 years
Over 30-year amortization	$ 20,766	739	68%	4.35 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $75.9 million of “Interest Only,” $64.4 million of “Stated Income,” $2.8 million of “FICO Less Than or Equal to 660,” and $3.1 million of “Over 30-Year Amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2009:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$ 79,699	14%	1%
Fully amortize between 1 year and 5 years	17,556	60%	-%
Fully amortize after 5 years	301,105	18%	1%
Total	$ 398,360	19%	1%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2009:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$ 199,374	18%	1%
Interest rate reset between 1 year and 5 years	129,469	22%	1%
Interest rate reset after 5 years	452	-%	-%
Total	$ 329,295	20%	1%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of interest rates on adjustable rate mortgage loans (primarily interest only single-family loans) to a fully-amortizing status has not created a payment shock for most of the Bank’s borrowers primarily because the loans are repricing at a 2.75% margin over six-month LIBOR which has resulted in a lower interest rate than the borrowers pre-adjustment interest rate.  Management expects that the economic recovery will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future.  The higher delinquency levels experienced by the Bank during fiscal 2009 and the fist six months of fiscal 2010 were primarily due to higher unemployment, the recession and the decline in real estate values, particularly in Southern California.

The following table describes certain credit risk characteristics, geographic locations and the year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at December 31, 2009:

	Year of Origination
	2001 & Prior	2002	2003	2004	2005	2006	2007	2008	2009	Total
Loan balance (in thousands)	$11,001	$3,021	$23,805	$89,691	$197,079	$158,684	$101,457	$45,518	$1,703	$631,959
Weighted-average LTV (1)	49%	64%	70%	76%	73%	70%	72%	74%	58%	72%
Weighted-average age (in years)	15.47	7.36	6.34	5.30	4.45	3.46	2.48	1.75	0.59	4.08
Weighted-average FICO (2)	695	697	723	721	731	742	733	743	750	733
Number of loans	140	11	91	268	508	353	195	82	7	1,655

Geographic breakdown (%)
Inland Empire	35%	34%	40%	30%	31%	28%	29%	25%	98%	30%
Southern California (3)	54%	66%	57%	63%	61%	53%	42%	49%	1%	55%
Other California (4)	7%	-%	3%	6%	7%	17%	28%	26%	1%	14%
Other States	4%	-%	-%	1%	1%	2%	1%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the year of loan origination of the Corporation’s multi-family loans held for investment, at December 31, 2009:

	Year of Origination
	2001 & Prior	2002	2003	2004	2005	2006	2007	2008	2009	Total
Loan balance (in thousands)	$1,946	$4,222	$18,305	$42,015	$58,375	$106,947	$102,549	$19,857	$1,736	$355,952
Weighted-average LTV (1)	28%	45%	57%	52%	54%	56%	57%	55%	53%	55%
Weighted-average DCR (2)	2.59x	1.56x	1.43x	1.46x	1.29x	1.27x	1.25x	1.28x	1.21x	1.31x
Weighted-average age (in years)	14.87	7.21	6.36	5.51	4.49	3.53	2.48	1.58	0.87	3.75
Weighted-average FICO (3)	720	744	732	710	711	712	701	763	735	718
Number of loans	7	8	31	57	93	118	122	23	1	460

Geographic breakdown (%)
Inland Empire	78%	16%	5%	21%	7%	11%	3%	8%	- %	9%
Southern California (4)	22%	84%	87%	75%	65%	59%	83%	91%	100%	72%
Other California (5)	-%	-%	8%	3%	27%	27%	14%	1%	-%	18%
Other States	-%	-%	- %	1%	1%	3%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral.
(2)	Debt Coverage Ratio (“DCR”) at time of origination.
(3)	At time of loan origination.
(4)	Other than the Inland Empire.
(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2009:
(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months .	$ 147,657	4%	-%	12%
Interest rate reset or mature between 1 year and 5 years	162,705	2%	-%	2%
Interest rate reset or mature after 5 years	45,590	-%	-%	23%
Total	$ 355,952	3%	-%	9%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the year of loan origination of the Corporation’s commercial real estate loans held for investment, at December 31, 2009:

	Year of Origination
	2001 & Prior	2002	2003	2004	2005	2006	2007	2008	2009	Total (5) (6)
Loan balance (in thousands)	$3,191	$6,792	$13,302	$12,483	$16,956	$22,487	$22,575	$6,309	$11,342	$115,437
Weighted-average LTV (1)	37%	52%	46%	51%	49%	57%	55%	38%	60%	52%
Weighted-average DCR (2)	1.43x	1.45x	1.63x	2.27x	2.14x	2.37x	2.34x	1.74x	0.84x	1.97x
Weighted-average age (in years)	14.86	7.46	6.52	5.48	4.46	3.41	2.50	1.69	0.50	4.14
Weighted-average FICO (2)	750	735	730	713	699	721	717	756	722	719
Number of loans	11	5	22	20	22	26	26	10	5	147

Geographic breakdown (%):
Inland Empire	77%	97%	51%	46%	66%	22%	44%	7%	86%	50%
Southern California (3)	20%	3%	49%	54%	34%	77%	47%	93%	-%	46%
Other California (4)	3%	-%	-%	-%	-%	1%	9%	-%	-%	2%
Other States	-%	-%	-%	-%	-%	-%	-%	-%	14%	2%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.
(5)
Comprised of the following: $28.5 million in Retail; $28.0 million in Office; $11.7 million in Mixed Use; $10.8 million in Light Industrial/Manufacturing; $10.6 million in Medical/Dental Office; $6.4 million in Warehouse; $4.1 million in Restaurant/Fast Food; $3.6 million in Mini-Storage; $3.1 million in Research and Development; $2.7 million in Mobile Home Park; $2.1 million in School; $1.9 million in Hotel and Motel; $1.1 million in Automotive – Non Gasoline; and $810,000 in Other.

(6)	Consisting of $73.8 million or 63.9% in investment properties and $41.6 million or 36.1% in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2009:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 48,824	3%	-%	27%
Interest rate reset or mature between 1 year and 5 years	48,239	4%	-%	12%
Interest rate reset or mature after 5 years	18,374	3%	-%	58%
Total	$ 115,437	4%	-%	26%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of specific loan loss reserves at the dates indicated:

	At December 31,	At June 30,
	2009	2009
(Dollars In Thousands)

Loans on non-accrual status:
Mortgage loans:
Single-family	$ 43,262	$ 35,434
Multi-family	5,909	4,930
Commercial real estate	2,500	1,255
Construction	374	250
Commercial business loans	-	198
Total	52,045	42,067

Accruing loans past due 90 days or
more	-	-

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	33,626	23,695
Multi-family	1,992	-
Commercial real estate	1,044	1,406
Construction	918	2,037
Other	-	1,565
Commercial business loans	208	1,048
Total	37,788	29,751

Total non-performing loans	89,833	71,818

Real estate owned, net	10,871	16,439
Total non-performing assets	$ 100,704	$ 88,257

Restructured loans on accrual status:
Mortgage loans:
Single-family	$ 22,315	$ 10,880
Other	1,292	240
Commercial business loans	750	-
Total	$ 24,357	$ 11,120

Non-performing loans as a percentage of loans held for investment, net	8.40%	6.16%

Non-performing loans as a percentage of total assets	6.35%	4.55%

Non-performing assets as a percentage of total assets	7.12%	5.59%

Total classified loans (including loans designated as special mention) were $106.9 million at December 31, 2009, an increase of $7.2 million or seven percent, from $99.7 million at June 30, 2009.  The classified loans at December 31, 2009 consist of 31 loans in the special mention category (23 single-family loans of $7.8 million, four commercial real estate loans of $4.4 million, two multi-family loans of $1.4 million, one land loan of $1.3 million and one commercial business loan of $750,000) and 279 loans in the substandard category (244 single-family loans of $77.7 million, nine multi-family loans of $7.9 million, eight commercial real estate loans of $4.1 million, 11 construction loans of $1.3 million and seven commercial business loans of $208,000).

The classified loans at June 30, 2009 consisted of 43 loans in the special mention category (31 single-family loans of $12.4 million, five multi-family loans of $7.8 million, five commercial real estate loans of $3.5 million, one land loan of $480,000 and one commercial business loan of $144,000) and 240 loans in the substandard category (205 single-family loans of $60.7 million, seven multi-family loans of $5.8 million, eight commercial real estate loans of $3.4 million, 11 construction loans of $2.7 million, one land loan of $1.6 million and eight commercial business loans of $1.2 million).

The following table describes the non-performing loans by the year of origination as of December 31, 2009:

	Year of Origination
(Dollars In Thousands)	2001 & Prior	2002	2003	2004	2005	2006	2007	2008	2009	Total
Mortgage loans:
Single-family	$ 71	$ -	$ 1,568	$ 11,638	$ 23,233	$ 20,790	$ 14,499	$ 5,004	$ 85	$ 76,888
Multi-family	-	-	1,106	-	2,549	4,246	-	-	-	7,901
Commercial real estate	-	-	-	1,594	569	475	906	-	-	3,544
Construction	-	-	-	-	-	942	350	-	-	1,292
Commercial business loans	-	-	-	-	-	-	63	-	145	208
Total	$ 71	$ -	$2,674	$ 13,232	$ 26,351	$ 26,453	$ 15,818	$ 5,004	$ 230	$ 89,833

The following table describes the non-performing loans by the geographic location as of December 31, 2009:

(Dollars In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$ 21,015	$ 45,637	$ 9,028	$ 1,208	$ 76,888
Multi-family	2,173	1,106	4,622	-	7,901
Commercial real estate	1,495	2,049	-	-	3,544
Construction	1,292	-	-	-	1,292
Commercial business loans	64	144	-	-	208
Total	$ 26,039	$ 48,936	$13,650	$1,208	$89,833

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

During the quarter ended December 31, 2009, 33 real estate owned properties were acquired in the settlement of loans, while 42 real estate owned properties were sold for a $938,000 net gain.  During the six months ended December 31, 2009, 65 real estate owned properties were acquired in the settlement of loans, while 90 real estate owned properties were sold for a net gain of $1.6 million.  As of December 31, 2009, real estate owned was comprised of 55 properties with a net fair value of $10.9 million (two from loan repurchases and loans which could not be sold and 53 from loans held for investment), primarily located in Southern California.  This compares to 80 real estate owned properties (three from loan repurchases and loans which could not be sold and 77 from loans held for investment), primarily located in Southern California, with a net fair value of $16.4 million at June 30, 2009.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of appraised value or the listing price of the property, net of disposition costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation reflects costs to carry real estate owned as real estate operating expenses as incurred.

For the quarter ended December 31, 2009, 42 loans for $19.5 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans.  For the six months ended December 31, 2009, 87 loans for $41.0 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans.  As of December 31, 2009, the outstanding balance of restructured loans was $62.1 million:  53 were classified as pass and remain on accrual status ($22.3 million); two were classified as special mention and remain on accrual status ($2.0 million); 98 were classified as substandard on non-accrual status ($37.8 million); and five were classified as loss and fully reserved on non-accrual status.

The Corporation upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six to 12 consecutive months; and if the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan.  In addition to the payment history describe above, preferred loans must also demonstrate a combination of the following characteristics to be upgraded, such as: satisfactory cash flow, satisfactory guarantor support, and additional collateral support, among others.

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

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold (in thousands):

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Loans originated for sale:
Retail originations	$ 113,733	$ 48,269	$ 203,408	$ 99,827
Wholesale originations	351,242	120,389	753,142	234,833
Total loans originated for sale (1)	464,975	168,658	956,550	334,660

Loans sold:
Servicing released	(453,308)	(161,104)	(962,097)	(316,162)
Servicing retained	(1,492)	-	(1,492)	(193)
Total loans sold (2)	(454,800)	(161,104)	(963,589)	(316,355)

Loans originated for investment:
Mortgage loans:
Single-family	218	-	323	7,476
Multi-family	-	3,300	-	4,500
Commercial real estate	1,300	-	1,300	2,073
Construction	-	-	-	265
Other	-	-	-	1,740
Commercial business loans	-	500	-	580
Consumer loans	106	-	106	531
Total loans originated for investment (3)	1,624	3,800	1,729	17,165

Loans purchased for investment	-	-	-	-

Mortgage loan principal payments	(33,297)	(38,877)	(70,902)	(89,731)
Real estate acquired in settlement of loans	(14,154)	(15,678)	(26,001)	(26,151)
Increase (decrease) in other items, net (4)	5,685	(6,028)	(704)	(4,335)
Net decrease in loans held for investment,
loans held for sale at fair value and loans held for sale at lower cost or market	$ (29,967)	$ (49,229)	$ (102,917)	$ (84,747)

(1)	Includes PBM loans originated for sale during the quarters and six months ended December 31, 2009 and 2008 totaling $465.0 million, $168.7 million, $956.6 million and $334.7 million, respectively.
(2)	Includes PBM loans sold during the quarters and six months ended December 31, 2009 and 2008 totaling $454.8 million, $161.1 million, $963.6 million and $316.4 million, respectively.
(3)	Includes PBM loans originated for investment during the quarters and six months ended December 31, 2009 and 2008 totaling $218, $0, $223 and $8.0 million, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses and fair value of loans held for sale.

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

The primary investing activity of the Bank is the origination and purchase of loans held for investment.  During the first six months of fiscal 2010 and 2009, the Bank originated $958.3 million and $351.8 million of loans, respectively.  The Bank did not purchase any loans from other financial institutions in the first six months of fiscal 2010 and 2009.  The total loans sold in the first six months of fiscal 2010 and 2009 were $963.6 million and $316.4 million, respectively.  At December 31, 2009, the Bank had loan origination commitments totaling $77.1 million and undisbursed loans in process and lines of credit totaling $6.7 million.  The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

The Bank’s primary financing activity is gathering deposits.  During the first six months of fiscal 2010, the net decrease in deposits was $52.5 million in comparison to a net decrease in deposits of $77.6 million during the same period in fiscal 2009.  The decrease in deposits was consistent with the Corporation’s short-term strategy to deleverage the balance sheet (refer to “Executive Summary and Operating Strategy” on page 20).  On December 31, 2009, time deposits that are scheduled to mature in one year or less were $394.5 million.  Historically, the Bank has been able to retain a significant amount of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At December 31, 2009, total cash and cash equivalents were $71.6 million, or 5.06 percent of total assets.    Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may continue to rely on FHLB – San Francisco advances for part of its liquidity needs.  As of December 31, 2009, the financing availability at FHLB – San Francisco was limited to 39 percent of total assets and the remaining borrowing facility was $232.3 million and the remaining unused collateral was $303.4 million.  Effective January 25, 2010, the financing availability at FHLB – San Francisco was reduced to 38 percent of total assets.  In addition, the Bank has secured a $19.4 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $20.4 million.  As of December 31, 2009, there was no outstanding borrowing under this facility.

On December 3, 2008, the Bank elected to participate in the FDIC Temporary Liquidity Guarantee Program (“TLGP”), which consists of the Transaction Account Guarantee Program (“TAGP”) and Debt Guarantee Program (“DGP”).  Through the TAGP, the FDIC will provide unlimited deposit insurance coverage for all non interest-bearing transaction accounts through June 30, 2010.  This includes traditional non interest-bearing checking accounts, certain types of attorney-client trust accounts and NOW accounts as long as the interest rate does not exceed 0.50 percent.  The program is designed to enhance depositor confidence in the safety of the United States banking system.  Through the DGP, the Bank had an option to issue senior unsecured debt (fully guaranteed by the FDIC) on or before June 30, 2009 with a maturity of June 30, 2012 or sooner.  The Corporation did not issue any debt under the DGP.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2002, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2009 increased to 28.3 percent from 20.7 percent during the quarter ended June 30, 2009.  The relatively high level of liquidity is consistent with the Corporation strategy to mitigate liquidity risk during this period of economic uncertainty.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements.  Under the OTS prompt corrective action provisions, a minimum ratio of 1.5 percent for Tangible Capital is required to be deemed other than “critically undercapitalized,” while a minimum of 5.0 percent for Core Capital, 10.0 percent for Total Risk-Based

Capital and 6.0 percent for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of December 31, 2009, the Bank exceeded all regulatory capital requirements to be deemed “well capitalized.”  The Bank’s actual and required capital amounts and ratios as of December 31, 2009 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 118,946	8.41%
Requirement	28,279	2.00

Excess over requirement	$ 90,667	6.41%

Core capital	$ 118,946	8.41%
Requirement to be “Well Capitalized”	70,697	5.00

Excess over requirement	$ 48,249	3.41%

Total risk-based capital	$ 126,652	15.06%
Requirement to be “Well Capitalized”	84,101	10.00

Excess over requirement	$ 42,551	5.06%

Tier 1 risk-based capital	$ 115,933	13.79%
Requirement to be “Well Capitalized”	50,460	6.00

Excess over requirement	$ 65,473	7.79%

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

Stockholders’ Equity

The ability of the Corporation to pay dividends to stockholders depends > primarily on the >ability of the Bank to pay dividends to the Corporation.  The >Bank may not declare or pay a cash dividend if the effect thereof >would cause its net worth to be reduced below the regulatory capital requirements imposed >by federal and state regulation.  The Corporation paid $124,000 of cash dividends to its shareholders in the first six months of fiscal 2010.

In December 2009, the Corporation raised approximately $12.0 million of capital through a public offering of common stock, issuing 5.18 million shares of common stock at $2.50 per share, less underwriting fees and other costs.  The proceeds strengthened the Bank’s regulatory capital ratios because the Corporation completed a $12.0 million capital contribution to the Bank in December 2009.

During the first six months of fiscal 2010, retained earnings declined $2.6 million, or two percent, to $132.0 million at December 31, 2009 from $134.6 million at June 30, 2009, primarily attributable to the net loss during the period.  The accumulated other comprehensive income, net of tax, declined $1.3 million, or 69 percent, to $587,000 at December 31, 2009 from $1.9 million at June 30, 2009, primarily attributable to the sale of investment securities for a gain of $2.3 million, or $1.3 million, net of statutory taxes.

Incentive Plans

As of December 31, 2009, the Corporation had three share-based compensation plans, which are described below.  These plans are the 2006 Equity Incentive Plan, 2003 Stock Option Plan and 1996 Stock Option Plan.  The compensation cost that has been charged against income for these plans was $215,000 and $299,000 for the quarters ended December 31, 2009 and 2008, respectively, and there was no tax benefit from these plans during either quarter.  For the six months ended December 31, 2009 and 2008, the compensation cost for these plans was $438,000 and $558,000, respectively, and there was no tax benefit from these plans during either period.

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

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
Expected volatility	-	-	-	35%
Weighted-average volatility	-	-	-	35%
Expected dividend yield	-	-	-	2.8%
Expected term (in years)	-	-	-	7.0
Risk-free interest rate	-	-	-	3.5%

In the second quarter of fiscal 2010, there were no stock options granted or exercised but there were 300 stock options forfeited.  This compares to no stock option activity in the second quarter of fiscal 2009.  For the first six months of fiscal 2010, there were no stock options granted or exercised but there were 300 stock options forfeited.  This compares to a total of 182,000 stock options that were granted with a three-year cliff vesting schedule and the fair value of $2.14 per stock option, while no stock options were exercised or forfeited in the first six months of fiscal 2009.  As of December 31, 2009 and 2008, there were 10,200 stock options and 7,700 stock options available for future grants under the 2006 Plan, respectively.

The following table summarizes the stock option activity in the 2006 Plan for the quarter and six months ended December 31, 2009.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2009	355,100	$ 17.46
Granted	-	$ -
Exercised	-	$ -
Forfeited	(300)	$ 28.31
Outstanding at December 31, 2009	354,800	$ 17.45	7.87	$ -
Vested and expected to vest at December 31, 2009	283,480	$ 18.12	7.82	$ -
Exercisable at December 31, 2009	69,520	$ 28.31	7.11	$ -

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2009	355,100	$ 17.46
Granted	-	$ -
Exercised	-	$ -
Forfeited	(300)	$ 28.31
Outstanding at December 31, 2009	354,800	$ 17.45	7.87	$ -
Vested and expected to vest at December 31, 2009	283,480	$ 18.12	7.82	$ -
Exercisable at December 31, 2009	69,520	$ 28.31	7.11	$ -

As of December 31, 2009 and 2008, there was $515,000 and $873,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the stock options in the 2006 Plan.  The expense is expected to be recognized over a weighted-average period of 1.9 years and 2.8 years, respectively.  The forfeiture rate during the first six months of fiscal 2010 was 25 percent and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

There was no restricted stock activity in the second quarter of fiscal 2010 and 2009.  For the first six months of fiscal 2010, a total of 800 shares of restricted stock were vested and distributed, while no shares were awarded or forfeited.  This compares to a total of 100,300 shares of restricted stock awarded with a three-year cliff vesting schedule, 800 shares vested and distributed, while no shares were forfeited during the first six months of fiscal 2009.  As of December 31, 2009 and 2008, there were 25,350 shares and 23,950 shares of restricted stock available for future awards, respectively.

The following table summarizes the unvested restricted stock activity in the quarter and six months ended December 31, 2009.

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at October 1, 2009	135,500	$ 11.63
Granted	-	$ -
Vested	-	$ -
Forfeited	-	$ -
Unvested at December 31, 2009	135,500	$ 11.63
Expected to vest at December 31, 2009	101,625	$ 11.63

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2009	136,300	$ 11.67
Granted	-	$ -
Vested	(800)	$ 18.09
Forfeited	-	$ -
Unvested at December 31, 2009	135,500	$ 11.63
Expected to vest at December 31, 2009	101,625	$ 11.63

As of December 31, 2009 and 2008, there was $1.4 million and $1.8 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements awarded under the restricted stock in the 2006 Plan, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 2.0 years and 3.0 years, respectively.  Similar to stock options, a forfeiture rate of 25 percent is used for the restricted stock compensation expense calculations.  The fair value of shares vested and distributed  during the six months ended December 31, 2009 and 2008 was $4,000 and $6,000, respectively.

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

There was no activity in the second quarter and first six months of fiscal 2010 and 2009.  As of December 31, 2009 and 2008, the number of stock options available for future grants under the Stock Option Plans were 14,900 and 14,900 stock options, respectively.

The following is a summary of the activity in the Stock Option Plans for the quarter and six months ended December 31, 2009.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2009	550,400	$ 20.52
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at December 31, 2009	550,400	$ 20.52	4.10	$ -
Vested and expected to vest at December 31, 2009	535,675	$ 20.40	4.02	$ -
Exercisable at December 31, 2009	491,500	$ 20.00	3.75	$ -

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2009	550,400	$ 20.52
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at December 31, 2009	550,400	$ 20.52	4.10	$ -
Vested and expected to vest at December 31, 2009	535,675	$ 20.40	4.02	$ -
Exercisable at December 31, 2009	491,500	$ 20.00	3.75	$ -

As of December 31, 2009 and 2008, there was $609,000 and $1.2 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the Stock Option Plans.  The expense is expected to be recognized over a weighted-average period of 1.8 years and 2.1 years, respectively.  The forfeiture rate during the first six months of fiscal 2010 was 25% and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Supplemental Information

	At	At	At
	December 31,	June 30,	December 31,
	2009	2009	2008

Loans serviced for others (in thousands)	$ 146,560	$ 156,025	$ 173,288

Book value per share	$ 10.85	$ 18.48	$ 18.98

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

Through the use of an internal interest rate risk model and the OTS interest rate risk model, the Bank is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200 and +300 basis points ("bp") with no effect given to steps that management might take to counter the effect of the interest rate movement.  The results of the internal interest rate risk model are reconciled with the results provided by the OTS on a quarterly basis.  Significant deviations are researched and adjusted where applicable.

The following table is derived from the OTS interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2009 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 138,100	$ (20,258)	$ 1,401,547	9.85%	-101 bp
+200 bp	$ 151,392	$ (6,966)	$ 1,426,098	10.62%	-24 bp
+100 bp	$ 158,780	$ 422	$ 1,445,589	10.98%	+12 bp
0 bp	$ 158,358	$ -	$ 1,458,237	10.86%	-
-100 bp	$ 153,646	$ (4,712)	$ 1,468,048	10.47%	-39 bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2009 (“base case”).
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the OTS interest rate risk model, the OTS interest rate risk regulatory guidelines, and represents the change in the NPV at a -100 basis point rate shock at December 31, 2009 and June 30, 2009.

	At December 31, 2009		At June 30, 2009
	(-100 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV ratio: NPV as a % of PV Assets	10.86%		7.28%
Post-Shock NPV ratio: NPV as a % of PV Assets	10.47%		6.91%
Sensitivity Measure: Change in NPV Ratio	39	bp	37	bp
TB 13a Level of Risk	Minimal		Minimal

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Additionally, certain assets, such as adjustable rate mortgage (“ARM”) loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from time deposits could likely deviate significantly from those assumed when calculating the results described in the tables above.  It is also possible that, as a result of an interest rate increase, the higher mortgage payments required from ARM borrowers could result in an increase in delinquencies and defaults.  Changes in market interest rates may also affect the volume and profitability of the Corporation’s mortgage banking operations.  Accordingly, the data presented in the tables in this section should not be relied upon as indicative of actual results in the event of changes in interest rates.  Furthermore, the NPV presented in the foregoing tables is not intended to present the fair market value of the Bank, nor does it represent amounts that would be available for distribution to shareholders in the event of the liquidation of the Corporation.

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 200, plus 100 and minus 100 basis points.  The following table describes the results of the analysis at December 31, 2009 and June 30, 2009.

At December 31, 2009		At June 30, 2009
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	+24.78%	+200 bp	+20.03%
+100 bp	+14.63%	+100 bp	+18.28%
-100 bp	-21.33%	-100 bp	+2.60%

At December 31, 2009 the Bank was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.  At June 30, 2009, the Bank was also asset sensitive, as its interest-earning assets are expected to reprice more quickly during the subsequent 12-month period than its interest-bearing liabilities.  Therefore, in a rising interest rate environment, the model also projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results also project a slight increase in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2009 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation’s financial position or results of operations.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item IA of our Annual Report of Form 10-K for the year ended June 30, 2009, except as set forth in our Form 10-Q for the quarter ended September 30, 2009 and as set forth below.

Our assets as of December 31, 2009 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2009, the net deferred tax asset was approximately $12.5 million, a decrease from a balance of approximately $15.4 million at June 30, 2009. The net deferred tax asset results primarily from our provisions for loan losses recorded for financial reporting purposes, which has been significantly larger than net loan charge-offs deducted for tax reporting proposes.

As a result of the follow-on offering in December 2009, we may experience an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (which is generally a greater than 50 percentage point increase by certain “5% shareholders” over a rolling three-year period). Section 382 imposes an annual limitation on the utilization of deferred tax assets, such as net operating loss carryforwards and other tax attributes, once an ownership change has occurred. Depending on the size of the annual limitation (which is in part a function of our market capitalization at the time of the ownership change) and the remaining carryforward period of the tax assets (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of a portion of our U.S. federal and state deferred tax assets and certain built-in losses that have not been recognized for tax purposes.

We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at December 31, 2009 is fully realizable based on our expected future earnings; however, we will not know the actual impact of the recent ownership change until we complete our fiscal 2010 tax returns. Based on our preliminary analysis of the impact of the “ownership change” on our deferred tax assets, we believe that the impact on our deferred tax asset is unlikely to be material. This is a preliminary and complex analysis and requires the Company to make certain judgments in determining the annual limitation. As a result, it is possible that we could ultimately lose a significant portion of our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2009, the Corporation did not purchase any equity securities and did not sell any securities that were not registered under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Corporation’s 2009 Annual Meeting of Shareholders was held on November 25, 2009 at the Riverside Art Museum, 3425 Mission Inn Avenue, Riverside, California.  The results of the three items presented at the meeting were as follows:

1.	Election of Directors:
Shareholders elected the following nominees to the Board of Directors for a three-year term ending 2012 by the following vote:

	FOR		WITHHELD
	Number of Votes	Percentage	Number of Votes	Percentage
Robert G. Schader	5,114,362	86.3%	808,754	13.7%
William E. Thomas	5,124,370	86.5%	798,746	13.5%

The following directors, who were not up for election at the Annual Meeting of Shareholders, will continue to serve as directors: Joseph P. Barr, Bruce W. Bennett, Craig G. Blunden, Debbi H. Guthrie and Roy H. Taylor.

2.	Ratification of Appointment of Independent Auditor:
Shareholders ratified the appointment of Deloitte & Touche LLP as the Corporation’s independent auditor for the fiscal year ending June 30, 2010 by the following vote:

	Number of Votes	Percentage
FOR	5,883,617	99.3%
AGAINST	36,553	0.6%
ABSTAIN	2,946	0.1%
BROKER NON-VOTES	-	-

3.	Amendment of the Certificate of Incorporation:
Shareholders approved the increase of authorized number of shares of common stock from 15,000,000 to 40,000,000 by the following vote:

	Number of Votes	Percentage
FOR	4,743,203	76.3%
AGAINST	1,165,557	18.7%
ABSTAIN	14,356	0.2%
BROKER NON-VOTES	-	-

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

10.13	Post-Retirement Compensation Agreement with Donavon P. Ternes (Incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated July 10, 2009)

14	Code of Ethics for the Corporation’s directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2008)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdilngs, Inc.

February 9, 2010	/s/ Craig. G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

February 9, 2010	/s/ Donavon P. Ternes
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