Form 10-Q
period 2010-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2010-05-10
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ……………………………………..... March 31, 2010

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
Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      .     No  X  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of May 3, 2010

Common stock, $ 0.01 par value, per share	11,406,654 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of March 31, 2010 and June 30, 2009	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Nine Months Ended March 31, 2010 and 2009	2
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Nine Months Ended March 31, 2010 and 2009	3
	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended March 31, 2010 and 2009	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	21
	Safe-Harbor Statement	21
	Critical Accounting Policies	22
	Executive Summary and Operating Strategy	23
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	24
	Comparison of Financial Condition at March 31, 2010 and June 30, 2009	25
	Comparison of Operating Results
	for the Quarters and Nine Months Ended March 31, 2010 and 2009	27
	Asset Quality	38
	Loan Volume Activities	45
	Liquidity and Capital Resources	46
	Commitments and Derivative Financial Instruments	47
	Supplemental Information	48

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	48

ITEM 4 -	Controls and Procedures	50

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	50
ITEM 1A -	Risk Factors	50
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	51
ITEM 3 -	Defaults Upon Senior Securities	51
ITEM 4 -	(Removed and Reserved)	52
ITEM 5 -	Other Information	52
ITEM 6 -	Exhibits	52

SIGNATURES		54

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands

	March 31,	June 30,
	2010	2009
Assets
Cash and cash equivalents	$ 86,018	$ 56,903
Investment securities – available for sale, at fair value	36,406	125,279
Loans held for investment, net of allowance for loan losses of
$50,849 and $45,445, respectively	1,033,014	1,165,529
Loans held for sale, at fair value	155,800	135,490
Loans held for sale, at lower of cost or market	-	10,555
Accrued interest receivable	4,540	6,158
Real estate owned, net	17,555	16,439
Federal Home Loan Bank (“FHLB”) – San Francisco stock	33,023	33,023
Premises and equipment, net	5,952	6,348
Prepaid expenses and other assets	33,012	23,889

Total assets	$ 1,405,320	$ 1,579,613

Liabilities and Stockholders’ Equity
Liabilities:
Non interest-bearing deposits	$ 47,773	$ 41,974
Interest-bearing deposits	900,144	947,271
Total deposits	947,917	989,245

Borrowings	309,658	456,692
Accounts payable, accrued interest and other liabilities	23,375	18,766
Total liabilities	1,280,950	1,464,703

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
     Common stock, $.01 par value (40,000,000 and 15,000,000 shares authorized, respectively; 17,610,865 and 12,435,865 shares issued, respectively; 11,406,654 and 6,219,654 shares
         outstanding, respectively)

	176	124
Additional paid-in capital	85,488	72,709
Retained earnings	132,295	134,620
Treasury stock at cost (6,204,211 and 6,216,211 shares, respectively)
	(93,942)	(93,942)
Unearned stock compensation	(271)	(473)
Accumulated other comprehensive income, net of tax	624	1,872

Total stockholders’ equity	124,370	114,910

Total liabilities and stockholders’ equity	$ 1,405,320	$ 1,579,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarter Ended March 31,		Nine Months Ended March 31,

	2010	2009	2010	2009
Interest income:
Loans receivable, net	$ 16,101	$ 18,850	$ 51,375	$ 59,156
Investment securities	311	1,635	1,869	5,344
FHLB – San Francisco stock	22	-	91	324
Interest-earning deposits	71	6	191	16
Total interest income	16,505	20,491	53,526	64,840

Interest expense:
Checking and money market deposits	376	282	1,066	914
Savings deposits	468	484	1,492	1,588
Time deposits	2,738	4,479	9,838	16,047
Borrowings	3,330	4,575	11,854	14,086
Total interest expense	6,912	9,820	24,250	32,635

Net interest income, before provision for loan losses	9,593	10,671	29,276	32,205
Provision for loan losses	2,322	13,541	21,843	35,809
Net interest income (expense), after provision for loan losses	7,271	(2,870)	7,433	(3,604)

Non-interest income:
Loan servicing and other fees	219	91	637	605
Gain on sale of loans, net	1,431	6,107	9,804	8,692
Deposit account fees	667	684	2,135	2,219
Gain on sale of investment securities, net	-	-	2,290	356
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	58	(952)	247	(1,838)
Other	502	457	1,458	1,153
Total non-interest income	2,877	6,387	16,571	11,187

Non-interest expense:
Salaries and employee benefits	6,065	5,025	16,848	14,175
Premises and occupancy	740	695	2,282	2,129
Equipment	334	340	1,025	1,097
Professional expenses	424	294	1,177	986
Sales and marketing expenses	174	93	434	393
Deposit insurance premiums and regulatory assessments	636	403	2,309	1,013
Other	1,175	1,098	3,595	2,758
Total non-interest expense	9,548	7,948	27,670	22,551

Income (loss) before income taxes	600	(4,431)	(3,666)	(14,968)
Provision (benefit) for income taxes	229	(1,861)	(1,579)	(6,216)
Net income (loss)	$ 371	$ (2,570)	$ (2,087)	$ (8,752)

Basic earnings (loss) per share	$ 0.03	$ (0.41)	$ (0.26)	$ (1.41)
Diluted earnings (loss) per share	$ 0.03	$ (0.41)	$ (0.26)	$ (1.41)
Cash dividends per share	$ 0.01	$ 0.03	$ 0.03	$ 0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Quarters Ended March 31, 2010 and 2009

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at January 1, 2010	11,395,454	$ 176	$ 85,111	$ 132,038	$ (93,942)	$ (338)	$ 587	$ 123,632

Comprehensive income:
Net income				371				371
Change in unrealized holding gain on investment securities available for sale, net of tax							37	37
Total comprehensive income								408

Common stock issuance, net of expenses			(26)					(26)
Distribution of restricted stock	11,200
Amortization of restricted stock			235					235
Stock options expense			186					186
Allocations of contribution to ESOP (1)			(18)			67		49
Cash dividends				(114)				(114)

Balance at March 31, 2010	11,406,654	$ 176	$ 85,488	$ 132,295	$ (93,942)	$ (271)	$ 624	$ 124,370

(1)	Employee Stock Ownership Plan (“ESOP”).

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at January 1, 2009	6,208,519	$ 124	$ 74,943	$ 136,251	$ (93,930)	$ -	$ 466	$ 117,854

Comprehensive loss:
Net loss				(2,570)				(2,570)
Change in unrealized holding gain on investment securities available for sale, net of tax							798	798
Total comprehensive loss								(1,772)

Purchase of treasury stock (1)	(65)				-			-
Distribution of restricted stock	11,200
Amortization of restricted stock			112					112
Forfeiture of restricted stock			12		(12)			-
Stock options expense			185					185
Cash dividends				(187)				(187)

Balance at March 31, 2009	6,219,654	$ 124	$ 75,252	$ 133,494	$ (93,942)	$ -	$ 1,264	$ 116,192

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

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Nine Months Ended March 31, 2010 and 2009

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2009	6,219,654	$ 124	$ 72,709	$ 134,620	$ (93,942)	$ (473)	$ 1,872	$ 114,910

Comprehensive loss:
Net loss				(2,087)				(2,087)
Change in unrealized holding loss on investment securities available for sale, net of reclassification of $1.3 million of net gain included in net loss, net of tax							(1,248)	(1,248)
Total comprehensive loss								(3,335)

Common stock issuance, net of expenses	5,175,000	52	11,881					11,933
Distribution of restricted stock	12,000
Amortization of restricted stock			446					446
Stock options expense			413					413
Allocations of contribution to ESOP			39			202		241
Cash dividends				(238)				(238)

Balance at March 31, 2010	11,406,654	$ 176	$ 85,488	$ 132,295	$ (93,942)	$ (271)	$ 624	$ 124,370

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2008	6,207,719	$ 124	$ 75,164	$ 143,053	$ (94,798)	$ (102)	$ 539	$ 123,980

Comprehensive loss:
Net loss				(8,752)				(8,752)
Change in unrealized holding gain on investment securities available for sale, net of reclassification of $206 of net gain included in net loss, net of tax							725	725
Total comprehensive loss								(8,027)

Purchase of treasury stock (1)	(65)				-			-
Distribution of restricted stock	12,000
Amortization of restricted stock			320					320
Awards of restricted stock			(868)		868			-
Forfeiture of restricted stock			12		(12)			-
Stock options expense			554					554
Allocations of contribution to ESOP			70			102		172
Cash dividends				(807)				(807)

Balance at March 31, 2009	6,219,654	$ 124	$ 75,252	$ 133,494	$ (93,942)	$ -	$ 1,264	$ 116,192

(1)
All of which are repurchases made to satisfy the minimum income tax required to be withheld from employees in connection with the vesting of restricted stock granted to them pursuant to the Corporation’s share-based compensation plans.

               The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Nine Months Ended March 31,

	2010	2009
Cash flows from operating activities:
Net loss	$ (2,087)	$ (8,752)
Adjustments to reconcile net loss to net cash provided by (used for)
operating activities:
Depreciation and amortization	1,214	1,565
Provision for loan losses	21,843	35,809
Provision for losses on real estate owned	419	226
Gain on sale of loans, net	(9,804)	(8,692)
Gain on sale of investment securities, net	(2,290)	(356)
(Gain) loss on sale of real estate owned, net	(2,042)	109
Stock-based compensation	1,097	1,019
FHLB – San Francisco stock dividend	-	(804)
Decrease (increase) in current and deferred income taxes	1,249	(9,991)
Increase in cash surrender value of the bank owned life insurance	(149)	(92)
(Decrease) increase in accounts payable and other liabilities	(1,371)	2,015
(Increase) decrease in prepaid expenses and other assets	(7,722)	1,961
Loans originated for sale	(1,315,799)	(701,044)
Proceeds from sale of loans	1,323,764	620,464
Net cash provided by (used for) operating activities	8,322	(66,563)

Cash flows from investing activities:
Decrease in loans held for investment, net	78,743	89,067
Maturity and call of investment securities available for sale	2,000	65
Principal payments from investment securities available for sale	19,106	24,973
Purchase of investment securities available for sale	-	(8,135)
Proceeds from sale of investment securities available for sale	67,778	480
Purchase of the bank owned life insurance	(2,000)	-
Proceeds from sale of real estate owned	32,118	24,622
Purchase of premises and equipment	(288)	(675)
Net cash provided by investing activities	197,457	130,397

Cash flows from financing activities:
Decrease in deposits, net	(41,328)	(64,463)
Repayments of short-term borrowings, net	-	(81,400)
Proceeds from long-term borrowings	-	130,000
Repayments of long-term borrowings	(147,034)	(50,032)
ESOP loan payment	3	8
Cash dividends	(238)	(807)
Proceeds from issuance of common stock	11,933	-
Net cash used for financing activities	(176,664)	(66,694)

Net increase (decrease) in cash and cash equivalents	29,115	(2,860)
Cash and cash equivalents at beginning of period	56,903	15,114
Cash and cash equivalents at end of period	$ 86,018	$ 12,254
Supplemental information:
Cash paid for interest	$ 24,723	$ 32,335
Cash paid for income taxes	$ 2,040	$ 2,599
Transfer of loans held for sale to loans held for investment	$ -	$ 1,004
Real estate acquired in the settlement of loans	$ 45,051	$ 41,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated financial statements at June 30, 2009 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2009.  The results of operations for the quarter and nine months ended March 31, 2010 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2010.

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

ASC 810:
In June 2009, the FASB issued ASC 810, “Consolidation,” to improve financial reporting by enterprises involved with variable interest entities (“VIEs”).  ASC 810 addresses: (1) the effects on certain provisions of ASC 810-10-05-8, “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special purpose entity (“SPE”) concept in ASC 860, and (2) constituent concerns about the application of certain key provisions of ASC 810-10-05-8, including those in which the accounting and disclosures under ASC 810-10-05-8 do not always provide timely and useful information about an enterprise’s involvement in a VIE.  ASC 810 is effective at the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter. Early adoption is prohibited.  The Corporation will be required to adopt ASC 810 on July 1, 2010, and has not yet assessed the impact of the adoption of this standard on the Corporation’s consolidated financial statements.

ASC 860:
In June 2009, the FASB issued ASC 860, “Transfers and Servicing.”   This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASC 860 is effective at the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter.  Early adoption is prohibited. This statement must be applied to transfers occurring on or after the effective date.  However, the disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date.  Additionally, on and after the effective date, the concept of a qualifying SPE is no longer relevant for accounting purposes.  Therefore, formerly qualifying SPEs, as defined under previous accounting standards, should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  The Corporation will be required to adopt ASC 810 on July 1, 2010, and has not yet assessed the impact of the adoption of this standard on the Corporation’s consolidated financial statements.

ASC 715-20-65-2:
In December 2008, the FASB issued ASC 715-20-65-2, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” which amends ASC 715-20, “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures are to provide users of financial statements with an understanding of the plan investment policies and strategies regarding investment allocation, major categories of plan assets, use of fair valuation inputs and techniques, effect of fair value measurements using significant unobservable inputs (i.e., level 3 inputs), and significant concentrations of risk within plan assets.  ASC 715-20-65-2 is effective for financial statements issued for fiscal years beginning after December 15, 2009, with early adoption permitted.  This ASC does not require comparative disclosures for earlier periods. Management has not determined the impact of this ASC on the Corporation’s consolidated financial statements.

Note 3: Earnings (Loss) Per Share and Stock-Based Compensation

Earnings (Loss) Per Share:
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted-average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.  As of March 31, 2010 and 2009, there were outstanding options to purchase 905,200 shares and 905,500 shares of the Corporation’s common stock, respectively, of which 905,200 shares and 905,500 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.  As of March 31, 2010 and 2009, there was outstanding unvested restricted stock of 124,300 shares and 136,300 shares, respectively, also excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2010 and 2009, respectively.

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
(In Thousands, Except Earnings (Loss) Per Share)
	2010	2009	2010	2009
Numerator:
Net income (loss) – numerator for basic earnings (loss) per share and diluted earnings (loss) per share - available to common stockholders	$ 371	$ (2,570)	$ (2,087)	$ (8,752)

Denominator:
Denominator for basic earnings (loss) per share: Weighted-average shares
	11,326	6,215	8,115	6,201

Effect of dilutive securities	-	-	-	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted-average shares and assumed conversions	11,326	6,215	8,115	6,201

Basic earnings (loss) per share	$ 0.03	$ (0.41)	$ (0.26)	$ (1.41)
Diluted earnings (loss) per share	$ 0.03	$ (0.41)	$ (0.26)	$ (1.41)

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

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters ended March 31, 2010 and 2009, respectively (in thousands).

	For the Quarter Ended March 31, 2010
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 8,909	$ 684	$ 9,593
Provision for loan losses	2,059	263	2,322
Net interest income, after provision for loan losses ..	6,850	421	7,271

Non-interest income:
Loan servicing and other fees	207	12	219
(Loss) gain on sale of loans, net	(15)	1,446	1,431
Deposit account fees	667	-	667
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	25	33	58
Other	502	-	502
Total non-interest income	1,386	1,491	2,877

Non-interest expense:
Salaries and employee benefits	3,581	2,484	6,065
Premises and occupancy	569	171	740
Operating and administrative expenses	1,574	1,169	2,743
Total non-interest expense	5,724	3,824	9,548
Income (loss) before income taxes	2,512	(1,912)	600
Provision (benefit) for income taxes	1,033	(804)	229
Net income (loss)	$ 1,479	$ (1,108)	$ 371
Total assets, end of period	$ 1,250,341	$ 154,979	$ 1,405,320

	For the Quarter Ended March 31, 2009
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 10,485	$ 186	$ 10,671
Provision for loan losses	12,178	1,363	13,541
Net interest expense, after provision for loan losses	(1,693)	(1,177)	(2,870)

Non-interest income:
Loan servicing and other fees (1)	50	41	91
Gain on sale of loans, net	6	6,101	6,107
Deposit account fees	684	-	684
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(896)	(56)	(952)
Other	454	3	457
Total non-interest income	298	6,089	6,387

Non-interest expense:
Salaries and employee benefits	3,478	1,547	5,025
Premises and occupancy	564	131	695
Operating and administrative expenses	1,218	1,010	2,228
Total non-interest expense	5,260	2,688	7,948
(Loss) income before taxes	(6,655)	2,224	(4,431)
(Benefit) provision for income taxes	(2,796)	935	(1,861)
Net (loss) income	$ (3,859)	$ 1,289	$ (2,570)
Total assets, end of period	$ 1,445,310	$ 117,658	$ 1,562,968

(1)	Includes an inter-company charge of $21 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the nine months ended March 31, 2010 and 2009, respectively (in thousands).

	For the Nine Months Ended March 31, 2010
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 26,986	$ 2,290	$ 29,276
Provision for loan losses	21,261	582	21,843
Net interest income, after provision for loan losses .	5,725	1,708	7,433

Non-interest income:
Loan servicing and other fees (1)	596	41	637
(Loss) gain on sale of loans, net	(5)	9,809	9,804
Deposit account fees	2,135	-	2,135
Gain on sale of investment securities, net	2,290	-	2,290
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	208	39	247
Other	1,458	-	1,458
Total non-interest income	6,682	9,889	16,571

Non-interest expense:
Salaries and employee benefits	9,559	7,289	16,848
Premises and occupancy	1,767	515	2,282
Operating and administrative expenses	5,204	3,336	8,540
Total non-interest expense	16,530	11,140	27,670
(Loss) income before taxes	(4,123)	457	(3,666)
Benefit (provision) for income taxes	(1,771)	192	(1,579)
Net (loss) income	$ (2,352)	$ 265	$ (2,087)
Total assets, end of period	$ 1,250,341	$ 154,979	$ 1,405,320

(1)	Includes an inter-company charge of $1 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Nine Months Ended March 31, 2009
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 31,862	$ 343	$ 32,205
Provision for loan losses	32,387	3,422	35,809
Net interest expense, after provision for loan losses	(525)	(3,079)	(3,604)

Non-interest income:
Loan servicing and other fees (1)	393	212	605
Gain on sale of loans, net	13	8,679	8,692
Deposit account fees	2,219	-	2,219
Gain on sale of investment securities	356	-	356
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(1,516)	(322)	(1,838)
Other	1,147	6	1,153
Total non-interest income	2,612	8,575	11,187

Non-interest expense:
Salaries and employee benefits	10,144	4,031	14,175
Premises and occupancy	1,749	380	2,129
Operating and administrative expenses	3,528	2,719	6,247
Total non-interest expense	15,421	7,130	22,551
Loss before taxes	(13,334)	(1,634)	(14,968)
Benefit for income taxes	(5,529)	(687)	(6,216)
Net loss	$ (7,805)	$ (947)	$ (8,752)
Total assets, end of period	$ 1,445,310	$ 117,658	$ 1,562,968

(1)	Includes an inter-company charge of $123 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

Note 5: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, and loan sale commitments to third parties.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of March 31, 2010 and June 30, 2009, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $124.1 million and $105.7 million, respectively.  The following table provides information regarding undisbursed funds to borrowers on existing loans and lines of credit with the Bank as well as commitments to originate loans to be held for investment.

	March 31,	June 30,
Commitments	2010	2009
(In Thousands)

Undisbursed loan funds – Construction loans	$ 19	$ 305
Undisbursed lines of credit – Mortgage loans	1,560	2,171
Undisbursed lines of credit – Commercial business loans	3,417	4,148
Undisbursed lines of credit – Consumer loans	1,785	1,617
Commitments to extend credit on loans to be held for investment	676	1,053
Total	$ 7,457	$ 9,294

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, commitments to sell mortgage-backed securities (“MBS”), put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition, and are included in other assets totaling $1.2 million at March 31, 2010; and $2.1 million of other assets and $97,000 in other liabilities at June 30, 2009.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.  The net impact of derivative financial instruments on the Condensed Consolidated Statements of Operations during the quarters ended March 31, 2010 and 2009 was a loss of $(1.4) million and a gain of $2.5 million, respectively, recorded in the gain on sale of loans.  For the nine months ended March 31, 2010 and 2009, the net impact of derivative financial instruments on the Condensed Consolidated Statements of Operations was a loss of $(790,000) and a gain of $3.1 million, respectively, recorded in the gain on sale of loans.

	March 31, 2010		June 30, 2009
		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit on loans
to be held for sale (1)	$ 123,449	$ 367	$ 104,630	$ 1,316
Best efforts loan sale commitments	(8,710)	-	(12,834)	-
Mandatory loan sale commitments	(254,193)	816	(207,239)	656
Total	$ (139,454)	$ 1,183	$ (115,443)	$ 1,972

(1)	Net of 30.3 percent at March 31, 2010 and 34.5 percent at June 30, 2009 of commitments, which may not fund.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The Corporation’s deferred tax asset has decreased during the first nine months of fiscal 2010 due to charge-offs of non-performing loans, partly offset by an increase in its allowance for loan losses.  The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of March 31, 2010, the estimated deferred tax asset was $14.3 million.   This compares to the estimated deferred tax asset of $15.4 million at June 30, 2009.  The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at March 31, 2010 and June 30, 2009.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  The Internal Revenue Service also completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007.  Tax years subsequent to 2007 remain subject to federal examination, while the California state tax returns for years subsequent to 2004 are subject to examination by state taxing authorities.  It is the Corporation’s policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense.  There were no penalties or interest included in the Condensed Consolidated Statements of Operations for the quarter and the nine months ended March 31, 2010 and 2009.

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
(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain
As of March 31, 2010:
Single-family loans measured at fair value	$ 155,800	$ 152,217	$ 3,583

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

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at March 31, 2010 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government sponsored enterprise debt securities	$ 3,335	$ -	$ -	$ 3,335
U.S. government agency MBS	-	18,400	-	18,400
U.S. government sponsored enterprise MBS	-	13,123	-	13,123
Private issue CMO	-	-	1,548	1,548
Loans held for sale, at fair value	-	155,800	-	155,800
Interest-only strips	-	-	274	274
Derivative financial instruments	-	532	651	1,183
Total	$ 3,335	$ 187,855	$ 2,473	$ 193,663

	Fair Value Measurement at June 30, 2009 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government sponsored enterprise debt securities	$ 5,353	$ -	$ -	$ 5,353
U.S. government agency MBS	-	74,064	-	74,064
U.S. government sponsored enterprise MBS	-	44,436	-	44,436
Private issue CMO	-	-	1,426	1,426
Loans held for sale, at fair value	-	135,490	-	135,490
Interest-only strips	-	-	294	294
Derivative financial instruments	-	(97)	2,069	1,972
Total	$ 5,353	$ 253,893	$ 3,789	$ 263,035

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at January 1, 2010	$ 1,580	$ 275	$ 1,497	$ 3,352
Total gains or losses (realized/unrealized):
Included in earnings	-	(11)	(1,497)	(1,508)
Included in other comprehensive income	1	10	-	11
Purchases, issuances, and settlements	(33)	-	651	618
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at March 31, 2010	$ 1,548	$ 274	$ 651	$ 2,473

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at July 1, 2009	$ 1,426	$ 294	$ 2,069	$ 3,789
Total gains or losses (realized/unrealized):
Included in earnings	-	(47)	(4,473)	(4,520)
Included in other comprehensive income	292	27	-	319
Purchases, issuances, and settlements	(170)	-	3,055	2,885
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at March 31, 2010	$ 1,548	$ 274	$ 651	$ 2,473

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a nonrecurring basis:

	Fair Value Measurement at March 31, 2010 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 45,218	$ 26,538	$ 71,756
Mortgage servicing assets	-	-	404	404
Real estate owned (1)	-	19,091	-	19,091
Total	$ -	$ 64,309	$ 26,942	$ 91,251

(1) Amounts exclude estimated selling costs.

Note 8: Incentive Plans

As of March 31, 2010, the Corporation had three share-based compensation plans, which are described below.  These plans are the 2006 Equity Incentive Plan, 2003 Stock Option Plan and 1996 Stock Option Plan.  The compensation cost that has been charged against income for these plans was $421,000 and $297,000 for the quarters ended March 31, 2010 and 2009, respectively, and there was no tax benefit from these plans during either quarter.  For the nine months ended March 31, 2010 and 2009, the compensation cost for these plans was $859,000 and $855,000, respectively, and there was no tax benefit from these plans during either period.

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

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Expected volatility	-	-	-	35%
Weighted-average volatility	-	-	-	35%
Expected dividend yield	-	-	-	2.8%
Expected term (in years)	-	-	-	7.0
Risk-free interest rate	-	-	-	3.5%

In the third quarter of fiscal 2010, there were no stock options granted, exercised or forfeited.  This compares to a total of 2,200 stock options forfeited, and no stock options granted nor exercised in the third quarter of fiscal 2009.  For the first nine months of fiscal 2010, there were no stock options granted nor exercised but there were 300 stock options forfeited.  This compares to a total of 182,000 stock options with a three-year cliff vesting schedule and fair value of $2.14 per stock option, 2,200 stock options forfeited and no stock options granted in the first nine months of fiscal 2009.  As of March 31, 2010 and 2009, there were 10,200 stock options and 9,900 stock options available for future grants under the 2006 Plan, respectively.

The following table summarizes the stock option activity in the 2006 Plan for the quarter and nine months ended March 31, 2010.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	354,800	$ 17.45
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at March 31, 2010	354,800	$ 17.45	7.62	$ -
Vested and expected to vest at March 31, 2010	292,170	$ 18.42	7.56	$ -
Exercisable at March 31, 2010	104,280	$ 28.31	6.86	$ -

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2009	355,100	$ 17.46
Granted	-	$ -
Exercised	-	$ -
Forfeited	(300)	$ 28.31
Outstanding at March 31, 2010	354,800	$ 17.45	7.62	$ -
Vested and expected to vest at March 31, 2010	292,170	$ 18.42	7.56	$ -
Exercisable at March 31, 2010	104,280	$ 28.31	6.86	$ -

As of March 31, 2010 and 2009, there was $642,000 and $799,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the stock options in the 2006 Plan.  The expense is expected to be recognized over a weighted-average period of 1.7 years and 2.7 years, respectively.  The forfeiture rate during the first nine months of fiscal 2010 was 25 percent and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Equity Incentive Plan – Restricted Stock.  The Corporation used 185,000 shares of its treasury stock to fund the 2006 Plan.  Awarded shares typically vest over a five-year or shorter period as long as the director, advisory director, director emeriti, officer or employee remains in service to the Corporation.  Once vested, a recipient of restricted stock will have all rights of a shareholder, including the power to vote and the right to receive dividends.  The Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

In the third quarter of fiscal 2010, a total of 11,200 shares of restricted stock were vested and distributed, while no restricted stock was awarded or forfeited.  This compares to a total of 11,200 shares of restricted stock vested and distributed, 1,400 shares forfeited and no shares awarded in the comparable period in fiscal 2009.  For the first nine months of fiscal 2010, a total of 12,000 shares of restricted stock were vested and distributed, while no shares were awarded or forfeited.  This compares to a total of 100,300 shares of restricted stock awarded with a three-year cliff vesting schedule, 12,000 shares vested and distributed, and 1,400 shares forfeited during the first nine months of fiscal 2009.  As of March 31, 2010 and 2009, there were 25,350 shares and 25,350 shares of restricted stock available for future awards, respectively.

The following table summarizes the unvested restricted stock activity in the quarter and nine months ended March 31, 2010.

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at January 1, 2010	135,500	$ 11.63
Granted	-	$ -
Vested	(11,200)	$ 26.49
Forfeited	-	$ -
Unvested at March 31, 2010	124,300	$ 10.29
Expected to vest at March 31, 2010	93,225	$ 10.29

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2009	136,300	$ 11.67
Granted	-	$ -
Vested	(12,000)	$ 25.93
Forfeited	-	$ -
Unvested at March 31, 2010	124,300	$ 10.29
Expected to vest at March 31, 2010	93,225	$ 10.29

As of March 31, 2010 and 2009, the unrecognized compensation expense was $955,000 and $1.7 million, respectively, related to unvested share-based compensation arrangements awarded under the restricted stock in the 2006 Plan, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 1.7 years and 2.7 years, respectively.  Similar to stock options, a forfeiture rate of 25 percent has been applied for the restricted stock compensation expense calculations in the first nine months of fiscal 2010.  The fair value of shares vested and distributed during the quarter ended March 31, 2010 and 2009 was $34,000 and $46,000, respectively.  For the first nine months of fiscal 2010 and 2009, the fair value of shares vested and distributed was $38,000 and $52,000, respectively.

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

There was no activity in the third quarter and first nine months of fiscal 2010 and 2009.  As of March 31, 2010 and 2009, the number of stock options available for future grants under the Stock Option Plans were 14,900 and 14,900 stock options, respectively.

The following is a summary of the activity in the Stock Option Plans for the quarter and nine months ended March 31, 2010.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	550,400	$ 20.52
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at March 31, 2010	550,400	$ 20.52	3.86	$ -
Vested and expected to vest at March 31, 2010	535,925	$ 20.40	3.78	$ -
Exercisable at March 31, 2010	492,500	$ 20.02	3.51	$ -

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2009	550,400	$ 20.52
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at March 31, 2010	550,400	$ 20.52	3.86	$ -
Vested and expected to vest at March 31, 2010	535,925	$ 20.40	3.78	$ -
Exercisable at March 31, 2010	492,500	$ 20.02	3.51	$ -

As of March 31, 2010 and 2009, there was $264,000 and $1.1 million of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the Stock Option Plans.  The expense is expected to be recognized over a weighted-average period of 1.7 years at both period ends.  The forfeiture rate during the first nine months of fiscal 2010 was 25% and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Note 9: Subsequent Events

Management has evaluated events through the date that the financial statements were issued.  No material subsequent events have occurred since March 31, 2010 that would require recognition or disclosure in these condensed consolidated financial statements.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At March 31, 2010, the Corporation had total assets of $1.41 billion, total deposits of $947.9 million and total stockholders’ equity of $124.4 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination and sale of mortgage and consumer loans secured primarily by single-family residences.  The Bank currently operates 14 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and retail loan production offices in City of Industry, Escondido, Glendora and Riverside (2), California.  The Bank’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Bank’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On January 28, 2010, the Corporation declared a quarterly cash dividend of $0.01 per share for the Corporation’s shareholders of record at the close of business on February 25, 2010, which was paid on March 23, 2010.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements, as they are subject to risks and uncertainties. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  The

Corporation does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2010 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Corporation’s operating and stock price performance.  Factors which could cause actual results to differ materially include, but are not limited to the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the OTS or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal or informal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach;  our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets;  inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described as detailed in the Corporation’s reports filed with the SEC, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and subsequently filed Quarterly Reports on Form 10-Q.

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

The allowance for loan losses involves significant judgment and assumptions by management, which has a material impact on the carrying value of net loans.  Management considers the accounting estimate related to the allowance for loan losses a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about probable incurred losses inherent in the loan portfolio at the balance sheet date. The impact of a sudden large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

Management accounts for income taxes by estimating future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws.  These differences result in deferred tax assets and liabilities, which are included in the Corporation’s Condensed Consolidated Statements of Financial Condition.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, management is required to make many subjective assumptions and judgments regarding the Corporation’s income tax exposures, including judgments in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in management’ subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.  Therefore, management considers its accounting for income taxes a critical accounting policy.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, regulation and interest rates and the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values and higher loan delinquencies.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  For further details on risk factors, see the “Safe-Harbor Statement” on page 21 and “Item 1A – Risk Factors” on page 50.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at March 31, 2010 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	1 year	Over 1 year	Over 3 years	Over
	or less	to 3 years	to 5 years	5 years	Total
Operating obligations	$ 895	$ 1,186	$ 268	$ -	$ 2,349
Pension benefits	-	248	396	6,174	6,818
Time deposits	364,478	77,266	68,391	3,411	513,546
FHLB – San Francisco advances	119,529	144,237	66,339	2,291	332,396
FHLB – San Francisco letter of credit	11,000	-	-	-	11,000
FHLB – San Francisco MPF credit enhancement	3,147	-	-	-	3,147
Total	$ 499,049	$ 222,937	$ 135,394	$ 11,876	$ 869,256

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

In addition to the off-balance sheet financing arrangements and contractual obligations mentioned above, the Corporation has derivatives and other financial instruments with off-balance sheet risks as described in Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on page 12.

Comparison of Financial Condition at March 31, 2010 and June 30, 2009

Total assets decreased $174.3 million, or 11 percent, to $1.41 billion at March 31, 2010 from $1.58 billion at June 30, 2009.  The decrease was primarily attributable to decreases in investment securities and loans held for investment, partly offset by an increase in cash and cash equivalents and an increase in loans held for sale at fair value.  The decline in total assets and the increase in cash and cash equivalents are consistent with the Corporation strategy of deleveraging the balance sheet to improve capital ratios and to mitigate credit and liquidity risk.

Total cash and cash equivalents, primarily excess cash at the Federal Reserve Bank of San Francisco, increased $29.1 million, or 51 percent, to $86.0 million at March 31, 2010 from $56.9 million at June 30, 2009.

Total investment securities decreased $88.9 million, or 71 percent, to $36.4 million at March 31, 2010 from $125.3 million at June 30, 2009.  The decrease was primarily the result of the sale of $65.3 million of investment securities for a net gain of $2.3 million as well as the scheduled and accelerated principal payments on mortgage-backed securities of $19.1 million.  The Bank determined that the sale of investment securities would help satisfy its short-term deleveraging strategy.  The Bank evaluates individual investment securities quarterly for other-than-temporary declines in market value.  The Bank does not believe that there are any other-than-temporary impairments at March 31, 2010; therefore, no impairment losses have been recorded for the quarter ended March 31, 2010.

The amortized cost and estimated fair value of investment securities as of March 31, 2010 and June 30, 2009 were as follows:

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government sponsored enterprise debt securities	$ 3,250	$ 85	$ -	$ 3,335	$ 3,335
U.S. government agency MBS (1)	17,971	429	-	18,400	18,400
U.S. government sponsored enterprise MBS	12,734	389	-	13,123	13,123
Private issue CMO (2)	1,646	-	(98)	1,548	1,548
Total investment securities	$ 35,601	$ 903	$ (98)	$ 36,406	$ 36,406

(1)	Mortgage-backed securities (“MBS”).
(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government sponsored enterprise debt securities	$ 5,250	$ 103	$ -	$ 5,353	$ 5,353
U.S. government agency MBS	72,209	1,855	-	74,064	74,064
U.S. government sponsored enterprise MBS	43,016	1,420	-	44,436	44,436
Private issue CMO	1,817	-	(391)	1,426	1,426
Total investment securities	$ 122,292	$ 3,378	$ (391)	$ 125,279	$ 125,279

Contractual maturities of investment securities as of March 31, 2010 and June 30, 2009 were as follows:

(In Thousands)	March 31, 2010		June 30, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Due in one year or less	$ -	$ -	$ -	$ -
Due after one through five years	3,250	3,335	-	-
Due after five through ten years	-	-	5,250	5,353
Due after ten years	32,351	33,071	117,042	119,926
Total investment securities	$ 35,601	$ 36,406	$ 122,292	$ 125,279

Loans held for investment decreased $132.5 million, or 11 percent, to $1.03 billion at March 31, 2010 from $1.17 billion at June 30, 2009.  Total loan principal payments during the first nine months of fiscal 2010 were $99.0 million, compared to $126.0 million during the comparable period in fiscal 2009.  In addition, real estate owned acquired in the settlement of loans in the first nine months of fiscal 2010 was $45.1 million, an increase from $41.6 million in the same period last year.  During the first nine months of fiscal 2010, the Bank originated $2.3 million of loans held for investment, primarily commercial real estate loans, compared to $20.1 million for the same period last year.  The Bank did not purchase any loans to be held for investment in the first nine months of fiscal 2010 as compared to $595,000 in the same period in fiscal 2009, given the economic uncertainty of the current banking environment.  The balance of preferred loans decreased to $470.4 million, or 43 percent of loans held for investment at March 31, 2010, as compared to $508.7 million, or 42 percent of loans held for investment at June 30, 2009.  Purchased loans serviced by others at March 31, 2010 were $23.7 million, or two percent of loans held for investment, compared to $125.4 million, or 11 percent of loans held for investment at June 30, 2009.  The decrease in the purchased loans serviced by others was primarily attributable to the Bank’s decision in September 2009 to acquire approximately $95.3 million of loan servicing from one of its loan servicers who no longer met their contractual loan servicing covenants, resulting in a 25 basis point increase to the loan yield of these loans.

The table below describes the geographic dispersion of real estate secured loans held for investment at March 31, 2010, as a percentage of the total dollar amount outstanding (dollars in thousands):

	Inland Empire		Southern California (1)		Other California (2)		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$184,780	30%	$332,312	55%	$ 83,636	14%	$6,761	1%	$607,489	100%
Multi-family	32,405	10%	250,992	72%	60,004	17%	3,643	1%	347,044	100%
Commercial real estate	57,145	50%	52,214	46%	2,325	2%	1,629	2%	113,313	100%
Construction	1,944	83%	400	17%	-	0%	-	0%	2,344	100%
Other	1,532	100%	-	0%	-	0%	-	0%	1,532	100%
Total	$277,806	26%	$635,918	59%	$145,965	14%	$12,033	1%	$1,071,722	100%

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

Total deposits decreased $41.3 million, or four percent, to $947.9 million at March 31, 2010 from $989.2 million at June 30, 2009.  Time deposits declined $138.5 million to $498.4 million at March 31, 2010 from $636.9 million at June 30, 2009, while transaction accounts increased $97.1 million to $449.5 million at March 31, 2010 from $352.4 million at June 30, 2009.  The decrease in time deposits was primarily attributable to the strategic decision to compete less aggressively on time deposit interest rates and the Bank’s marketing strategy to promote transaction accounts.  Additionally, in the quarter ended September 30, 2009, the Bank prepaid and did not offer time deposit renewal rates to a single depositor with balances of $83.0 million and the accounts were closed.

Borrowings, consisting of FHLB – San Francisco advances, decreased $147.0 million, or 32 percent, to $309.7 million at March 31, 2010 from $456.7 million at June 30, 2009.  The decrease was due to scheduled maturities and $102.0 million of prepayments consistent with the Corporation’s short-term strategy to deleverage the balance sheet.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 23 months (21 months, if put options are exercised by the FHLB – San Francisco) at March 31, 2010, as compared to the weighted-

average maturity of 28 months (26 months, if put options were exercised by the FHLB – San Francisco) at June 30, 2009.

Total stockholders’ equity increased $9.5 million, or eight percent, to $124.4 million at March 31, 2010, from $114.9 million at June 30, 2009, primarily as a result of additional capital, partly offset by the net loss and the quarterly cash dividends paid, during the first nine months of fiscal 2010.  Retained earnings declined $2.3 million, or two percent, to $132.3 million at March 31, 2010 from $134.6 million at June 30, 2009, primarily attributable to the net loss during the period.  The accumulated other comprehensive income, net of tax, declined $1.2 million, or 67 percent, to $624,000 at March 31, 2010 from $1.9 million at June 30, 2009, primarily attributable to the sale of investment securities for a gain of $2.3 million, or $1.3 million, net of statutory taxes.

The Corporation raised $12.0 million of capital in December 2009 through a follow-on public offering, issuing 5.18 million shares of common stock at $2.50 per share.  During the first nine months of fiscal 2010, no stock options were exercised and no common stock was repurchased.  The total cash dividend paid to the Corporation’s shareholders in the first nine months of fiscal 2010 was $238,000.

Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2010 and 2009

The Corporation’s net income for the quarter ended March 31, 2010 was $371,000, compared to a net loss of $(2.6) million during the same quarter of fiscal 2009.  The improvement in net earnings was primarily a result of a decrease in the provision for loan losses, partly offset by a decrease in net interest income (before provision for loan losses), a decrease in non-interest income and an increase in operating expenses.  For the nine months ended March 31, 2010, the Corporation’s net loss was $(2.1) million, compared to a net loss of $(8.8) million during the same period of fiscal 2009.  The improvement in net loss was primarily a result of a decrease in the provision for loan losses and an increase in non-interest income, partly offset by a decrease in net interest income (before provision for loan losses) and an increase in operating expenses.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income (before provision for loan losses) and non-interest income, increased to 77 percent in the third quarter of fiscal 2010 from 47 percent in the same period of fiscal 2009.  The increase in the efficiency ratio was a result of a decrease in net interest income (before provision for loan losses), a decrease in non-interest income and an increase in non-interest expense.  For the nine months ended March 31, 2010, the efficiency ratio increased to 60 percent from 52 percent in the nine months ended March 31, 2009.  The increase in the efficiency ratio was a result of a decrease in net interest income (before provision for loan losses) and an increase in non-interest expense, partly offset by an increase in non-interest income.

Return on average assets for the quarter ended March 31, 2010 increased 77 basis points to 0.10 percent from (0.67) percent in the same period last year.  For the nine months ended March 31, 2010 and 2009, the return on average assets was (0.19) percent and (0.74) percent, respectively, an improvement of 55 basis points.

Return on average equity for the quarter ended March 31, 2010 increased to 1.20 percent from (8.69) percent for the same period last year.  For the nine months ended March 31, 2010, the return on average equity improved to (2.38) percent from (9.62) percent for the same period last year.

Diluted earnings per share for the quarter ended March 31, 2010 were $0.03, compared to the diluted loss per share of $(0.41) for the quarter ended March 31, 2009.  For the nine months ended March 31, 2010 and 2009, the diluted loss per share was $(0.26) and $(1.41), respectively.

Net Interest Income:

For the Quarters Ended March 31, 2010 and 2009.  Net interest income (before the provision for loan losses) decreased $1.1 million, or 10 percent, to $9.6 million for the quarter ended March 31, 2010 from $10.7 million in the comparable period in fiscal 2009 due primarily to a decline in average earning assets and a lower net interest margin.  The average balance of earning assets decreased $140.6 million, or nine percent, to $1.35 billion in the third quarter of fiscal 2010 from $1.49 billion in the comparable period of fiscal 2009.  The net interest margin was 2.85 percent in the third quarter of fiscal 2010, down two basis points from 2.87 percent for the same period of fiscal 2009.  The decrease in the net interest margin during the third quarter of fiscal 2010 was primarily attributable to an increase in interest-earning deposits, primarily consisting of excess liquidity at the Federal Reserve Bank – San

Francisco, with an average yield of 25 basis points, much lower than the weighted average yield of all earning assets.

For the Nine Months Ended March 31, 2010 and 2009.  Net interest income (before the provision for loan losses) decreased $2.9 million, or nine percent, to $29.3 million for the nine months ended March 31, 2010 from $32.2 million in the comparable period in fiscal 2009 due primarily to a decline in average earning assets and a lower net interest margin.  The average balance of earning assets decreased $104.1 million to $1.42 billion in the first nine months of fiscal 2010 from $1.52 billion in the comparable period of fiscal 2009.  The net interest margin was 2.75 percent in the first nine months of fiscal 2010, down seven basis points from 2.82 percent for the same period of fiscal 2009.  The decrease in the net interest margin during the first nine months of fiscal 2010 was primarily attributable to an increase in interest-earning deposits with a much lower average yield than the weighted average yield of all earning assets.

Interest Income:

For the Quarters Ended March 31, 2010 and 2009.  Total interest income decreased by $4.0 million, or 20 percent, to $16.5 million for the third quarter of fiscal 2010 from $20.5 million in the same quarter of fiscal 2009.  This decrease was primarily the result of a lower average earning asset yield and a lower average balance of earning assets.  The average yield on earning assets during the third quarter of fiscal 2010 was 4.90 percent, 61 basis points lower than the average yield of 5.51 percent during the same period of fiscal 2009.  The average balance of earning assets decreased $140.6 million to $1.35 billion during the third quarter of fiscal 2010 from $1.49 billion during the comparable period of fiscal 2009.

Loans receivable interest income decreased $2.8 million, or 15 percent, to $16.1 million in the quarter ended March 31, 2010 from $18.9 million for the same quarter of fiscal 2009.  This decrease was attributable to a lower average loan yield and a lower average loan balance.  The average loan yield during the third quarter of fiscal 2010 decreased 24 basis points to 5.54 percent from 5.78 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to accrued interest income reversals from newly classified non-accrual loans, the repricing of adjustable rate loans to lower interest rates and payoffs on loans which carried a higher average yield than the average yield of loans receivable.  The average balance of loans outstanding, including loans held for sale, decreased $141.8 million, or 11 percent, to $1.16 billion during the third quarter of fiscal 2010 from $1.30 billion in the same quarter of fiscal 2009.

Interest income from investment securities decreased $1.3 million, or 81 percent, to $311,000 during the quarter ended March 31, 2010 from $1.6 million in the same quarter of fiscal 2009.  This decrease was primarily a result of a decrease in the average balance and a decrease in average yield.  The average balance of investment securities decreased $103.9 million, or 73 percent, to $37.9 million during the third quarter of fiscal 2010 from $141.8 million during the same quarter of fiscal 2009.  The decrease in the average balance was primarily due to the sale of $65.3 million of investment securities in August, September and December 2009 as well as scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 133 basis points to 3.28 percent during the quarter ended March 31, 2010 from 4.61 percent during the quarter ended March 31, 2009.  The decrease in the average yield of investment securities was primarily attributable to the sale of investment securities with a higher average yield, the repricing of mortgage-backed securities to lower interest rates and a lower net premium amortization ($9,000 in the third quarter of fiscal 2010 as compared to $63,000 in the comparable quarter of fiscal 2009).  The lower net premium amortization was attributable to lower MBS principal payments with lower outstanding premiums during the quarter ended March 31, 2010 as compared to the same quarter last year.  During the third quarter of fiscal 2010, the Bank did not purchase any investment securities, while $1.8 million of principal payments were received on mortgage-backed securities.

In February 2010, the FHLB – San Francisco declared a cash dividend for the quarter ended December 31, 2009 at an annualized dividend rate of 0.27%; the $22,000 cash dividend was received in the third quarter of fiscal 2010.  No cash dividend was received in the comparable quarter last year.  The FHLB – San Francisco has not resumed its normally scheduled redemption of excess capital stock held by member banks because of its stated desire to strengthen its capital ratios.

For the Nine Months ended March 31, 2010 and 2009.  Total interest income decreased by $11.3 million, or 17 percent, to $53.5 million for the first nine months of fiscal 2010 from $64.8 million in the comparable period of fiscal 2009.  This decrease was primarily the result of a lower average earning asset yield and a lower average balance of earning assets.  The average yield on earning assets during the first nine months of fiscal 2010 was 5.03 percent, 64 basis points lower than the average yield of 5.67 percent during the same period of fiscal 2009.  The average balance of earning assets decreased $104.1 million to $1.42 billion during the first nine months of fiscal 2010 from $1.52 billion during the comparable period of fiscal 2009.

Loans receivable interest income decreased $7.8 million, or 13 percent, to $51.4 million in the nine months ended March 31, 2010 from $59.2 million for the same period of fiscal 2009.  This decrease was attributable to a lower average loan yield and a lower average loan balance.  The average loan yield during the first nine months of fiscal 2010 decreased 30 basis points to 5.61 percent from 5.91 percent during the same period last year.  The decrease in the average loan yield was primarily attributable to accrued interest income reversals from newly classified non-accrual loans, the repricing of adjustable rate loans to lower interest rates and payoffs on loans which carried a higher average yield than the average yield of loans receivable.  The average balance of loans outstanding, including loans held for sale, decreased $112.9 million, or eight percent, to $1.22 billion during the first nine months of fiscal 2010 from $1.33 billion in the same period of fiscal 2009.

Interest income from investment securities decreased $3.4 million, or 64 percent, to $1.9 million during the nine months ended March 31, 2010 from $5.3 million in the same period of fiscal 2009.  This decrease was primarily a result of a decrease in the average balance and a decrease in average yield.  The average balance of investment securities decreased $84.4 million, or 57 percent, to $64.2 million for the first nine months of fiscal 2010 from $148.6 million in the same period of fiscal 2009.  The decrease in the average balance was primarily due to the sale of $65.3 million of investment securities for a net gain of $2.3 million as well as scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 91 basis points to 3.88 percent during the nine months ended March 31, 2010 from 4.79 percent during the same period ended March 31, 2009.  The decrease in the average yield of investment securities was primarily attributable to the sale of investment securities with a higher average yield, the repricing of adjustable rate mortgage-backed securities to lower interest rates and a slightly lower net premium amortization ($106,000 in the first nine months of fiscal 2010 as compared to $110,000 in the comparable period of fiscal 2009).  The lower net premium amortization was attributable to lower MBS principal payments with lower outstanding premiums in the first nine months of fiscal 2010 as compared to the same period last year.  During the first nine months of fiscal 2010, the Bank did not purchase any investment securities, while $19.1 million of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco declared a $91,000 cash dividend on its stock in the first nine months of fiscal 2010 as compared to the stock dividend of $324,000 in the first nine months of fiscal 2009.

Interest Expense:

For the Quarter Ended March 31, 2010 and 2009.  Total interest expense for the quarter ended March 31, 2010 was $6.9 million as compared to $9.8 million for the same period of fiscal 2009, a decrease of $2.9 million, or 30 percent.  This decrease was primarily attributable to a lower average cost of interest-bearing liabilities, particularly deposits, and to a much lesser extent, a lower average balance of other interest-bearing liabilities.  The average cost of interest-bearing liabilities, principally deposits and borrowings, was 2.21 percent during the quarter ended March 31, 2010, down 63 basis points from 2.84 percent during the same period of fiscal 2009.  The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $130.6 million, or nine percent, to $1.27 billion during the third quarter of fiscal 2010 from $1.40 billion during the same period of fiscal 2009.

Interest expense on deposits for the quarter ended March 31, 2010 was $3.6 million as compared to $5.2 million for the same period of fiscal 2009, a decrease of $1.6 million, or 31 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost, partly offset by a slightly higher average balance.  The average cost of deposits decreased to 1.54 percent during the quarter ended March 31, 2010 from 2.26 percent during the same quarter of fiscal 2009, a decrease of 72 basis points.  The decrease in the average cost of deposits was attributable primarily to new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with declining short-term market interest rates.  The average balance of deposits increased $1.7 million to $942.8 million during the quarter ended March 31, 2010 from $941.1 million during the same period of fiscal 2009.  The increase in the average balance was primarily attributable to an increase in transaction (core) deposits, partly offset by a decrease in time deposits.  Strategically, the Bank has been promoting core deposits and competing less aggressively for time deposits.  The increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the currently low interest rate environment.  The average balance of transaction deposits to total deposits in the third quarter of fiscal 2010 was 46 percent, compared to 35 percent in the same period of fiscal 2009.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the quarter ended March 31, 2010 decreased $1.3 million, or 28 percent, to $3.3 million from $4.6 million for the same period of fiscal 2009.  The decrease in interest expense on borrowings was primarily a result of a lower average balance, partly offset by a higher average cost.  The average balance of borrowings decreased $132.3 million, or 29 percent, to $328.0 million during the quarter ended March 31, 2010 from $460.3 million during the same period of fiscal 2009, consistent with the Corporation’s short-term deleveraging strategy.  The decrease in the average balance was due to scheduled maturities and prepayment of advances.  A total of $25.0 million of advances were prepaid with a net prepayment gain of $155,000 in the third quarter of fiscal 2010.  The average cost of borrowings increased to 4.12 percent for the quarter ended March 31, 2010 from 4.03 percent in the same quarter of fiscal 2009, an increase of nine basis points.

For the Nine Months Ended March 31, 2010 and 2009.  Total interest expense for the nine months ended March 31, 2010 was $24.3 million as compared to $32.6 million for the same period of fiscal 2009, a decrease of $8.3 million, or 25 percent.  This decrease was primarily attributable to a lower average cost of interest-bearing liabilities, particularly deposits, and a lower average balance.  The average cost of interest-bearing liabilities, principally deposits and borrowings, was 2.40 percent during the nine months ended March 31, 2010, down 65 basis points from 3.05 percent during the same period of fiscal 2009.  The average balance of interest-bearing liabilities decreased $78.2 million, or five percent, to $1.35 billion during the first nine months of fiscal 2010 from $1.43 billion during the same period of fiscal 2009.

Interest expense on deposits for the nine months ended March 31, 2010 was $12.4 million as compared to $18.5 million for the same period of fiscal 2009, a decrease of $6.1 million, or 33 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and a slightly lower average balance.  The average cost of deposits decreased to 1.73 percent during the nine months ended March 31, 2010 from 2.59 percent during the same nine months of fiscal 2009, a decrease of 86 basis points.  The decrease in the average cost of deposits was attributable primarily to new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with declining short-term market interest rates.  The average balance of deposits decreased $1.1 million to $952.1 million during the nine months ended March 31, 2010 from $953.2 million during the same period of fiscal 2009.  The decline in the average balance was primarily in time deposits, the result of the Bank’s strategic decision to compete less aggressively for this product, partly offset by an increase in transaction (core) deposits.  The average balance of transaction deposits to total deposits in the first nine months of fiscal 2010 was 42 percent, compared to 35 percent in the same period of fiscal 2009.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the nine months ended March 31, 2010 decreased $2.2 million, or 16 percent, to $11.9 million from $14.1 million for the same period of fiscal 2009.  The decrease in interest expense on borrowings was primarily a result of a lower average balance, partly offset by a slightly higher average cost.  The average balance of borrowings decreased $77.2 million, or 16 percent, to $394.7 million during the nine months ended March 31, 2010 from $471.9 million during the same period of fiscal 2009, consistent with the Corporation’s short-term deleveraging strategy.  The decrease in the average balance was due to the scheduled maturities and $102.0 million of prepayments with a net prepayment gain of $52,000 in the first nine months of fiscal 2010.  The average cost of borrowings increased slightly to 4.00 percent for the nine months ended March 31, 2010 from 3.98 percent in the same nine months of fiscal 2009, an increase of two basis points.

The following table depicts the average balance sheets for the quarters and nine months ended March 31, 2010 and 2009, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	March 31, 2010			March 31, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,161,785	$ 16,101	5.54%	$ 1,303,625	$ 18,850	5.78%
Investment securities	37,878	311	3.28%	141,802	1,635	4.61%
FHLB – San Francisco stock	33,023	22	0.27%	32,929	-	-%
Interest-earning deposits	113,803	71	0.25%	8,707	6	0.28%

Total interest-earning assets	1,346,489	16,505	4.90%	1,487,063	20,491	5.51%

Non interest-earning assets	68,017			53,521

Total assets	$ 1,414,506			$ 1,540,584

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 239,711	376	0.64%	$ 189,339	282	0.60%
Savings accounts	192,325	468	0.99%	140,717	484	1.39%
Time deposits	510,797	2,738	2.17%	611,032	4,479	2.97%

Total deposits	942,833	3,582	1.54%	941,088	5,245	2.26%

Borrowings	327,996	3,330	4.12%	460,296	4,575	4.03%

Total interest-bearing liabilities	1,270,829	6,912	2.21%	1,401,384	9,820	2.84%

Non interest-bearing liabilities	19,939			20,934

Total liabilities	1,290,768			1,422,318

Stockholders’ equity	123,738			118,266
Total liabilities and stockholders’ equity
	$ 1,414,506			$ 1,540,584

Net interest income		$ 9,593			$ 10,671

Interest rate spread (3)			2.69%			2.67%
Net interest margin (4)			2.85%			2.87%
Ratio of average interest-earning assets to average interest-bearing liabilities

			105.95%			106.11%
Return (loss) on average assets			0.10%			(0.67)%
Return (loss) on average equity			1.20%			(8.69)%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $121 and $142 for the quarters ended March 31, 2010 and 2009, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $44.7 million and $43.7 million during the quarters ended March 31, 2010 and 2009, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Average Balance Sheets
(Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	March 31, 2010			March 31, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,221,897	$ 51,375	5.61%	$ 1,334,841	$ 59,156	5.91%
Investment securities	64,162	1,869	3.88%	148,625	5,344	4.79%
FHLB – San Francisco stock	33,023	91	0.37%	32,692	324	1.32%
Interest-earning deposits	101,068	191	0.25%	8,167	16	0.26%

Total interest-earning assets	1,420,150	53,526	5.03%	1,524,325	64,840	5.67%

Non interest-earning assets	63,894			42,463

Total assets	$ 1,484,044			$ 1,566,788

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 220,720	1,066	0.64%	$ 190,600	914	0.64%
Savings accounts	178,563	1,492	1.11%	139,200	1,588	1.52%
Time deposits	552,835	9,838	2.37%	623,383	16,047	3.43%

Total deposits	952,118	12,396	1.73%	953,183	18,549	2.59%

Borrowings	394,727	11,854	4.00%	471,860	14,086	3.98%

Total interest-bearing liabilities	1,346,845	24,250	2.40%	1,425,043	32,635	3.05%

Non interest-bearing liabilities	20,195			20,462

Total liabilities	1,367,040			1,445,505

Stockholders’ equity	117,004			121,283
Total liabilities and stockholders’ equity
	$ 1,484,044			$ 1,566,788

Net interest income		$ 29,276			$ 32,205

Interest rate spread (3)			2.63%			2.62%
Net interest margin (4)			2.75%			2.82%
Ratio of average interest-earning assets to average interest-bearing liabilities

			105.44%			106.97%
Loss on average assets			(0.19)%			(0.74)%
Loss on average equity			(2.38)%			(9.62)%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $318 and $430 for the nine months ended March 31, 2010 and 2009, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $43.8 million and $43.0 million during the nine months ended March 31, 2010 and 2009, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarters and nine months ended March 31, 2010 and 2009, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended March 31, 2010 Compared
	To Quarter Ended March 31, 2009
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (784)	$ (2,050)	$ 85	$ (2,749)
Investment securities	(472)	(1,198)	346	(1,324)
FHLB – San Francisco stock	22	-	-	22
Interest-bearing deposits	(1)	74	(8)	65
Total net change in income on interest-earning assets
	(1,235)	(3,174)	423	(3,986)

Interest-bearing liabilities:
Checking and money market accounts	14	75	5	94
Savings accounts	(142)	177	(51)	(16)
Time deposits	(1,205)	(734)	198	(1,741)
Borrowings	99	(1,315)	(29)	(1,245)
Total net change in expense on interest-bearing liabilities
	(1,234)	(1,797)	123	(2,908)
Net (decrease) increase in net interest income
	$ (1)	$ (1,377)	$ 300	$ (1,078)

(1)	Includes loans held for sale and non-performing loans. For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2010 Compared
	To Nine Months Ended March 31, 2009
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (3,029)	$ (5,006)	$ 254	$ (7,781)
Investment securities	(1,017)	(3,034)	576	(3,475)
FHLB – San Francisco stock	(234)	3	(2)	(233)
Interest-bearing deposits	1	181	(7)	175
Total net change in income on interest-earning assets
	(4,279)	(7,856)	821	(11,314)

Interest-bearing liabilities:
Checking and money market accounts	7	145	-	152
Savings accounts	(424)	449	(121)	(96)
Time deposits	(4,953)	(1,817)	561	(6,209)
Borrowings	85	(2,305)	(12)	(2,232)
Total net change in expense on interest-bearing liabilities
	(5,285)	(3,528)	428	(8,385)
Net increase (decrease) in net interest income
	$ 1,006	$ (4,328)	$ 393	$ (2,929)

(1)	Includes loans held for sale and non-performing loans. For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for Loan Losses:

For the Quarter Ended March 31, 2010 and 2009.  During the third quarter of fiscal 2010, the Corporation recorded a provision for loan losses of $2.3 million, compared to a provision for loan losses of $13.5 million during the same period of fiscal 2009.  The loan loss provision in the third quarter of fiscal 2010 was primarily attributable to loan classification downgrades ($3.3 million), partly offset by a decrease in loans held for investment ($952,000 loan loss provision recovery).

For the Nine Months Ended March 31, 2010 and 2009.  During the first nine months of fiscal 2010, the Corporation recorded a provision for loan losses of $21.8 million, compared to a provision for loan losses of $35.8 million during the same period of fiscal 2009.  The loan loss provision in the first nine months of fiscal 2010 was primarily attributable to loan classification downgrades ($14.3 million) and an increase in the general loan loss provision for loans held for investment ($10.7 million, inclusive of a $9.0 million increase resulting from the refinement of the general loan loss provision described below), partly offset by a decrease in loans held for investment ($3.2 million loan loss provision recovery).

The general loan loss allowance was refined through quantitative and qualitative adjustments to include specific loan loss allowances in the loss experience analysis and to reflect the impact on loans held for investment resulting from the deteriorating general economic conditions of the U.S. and California economy such as the higher unemployment rates, lower retail sales, and declining home prices in California.  See related discussion on “Asset Quality” on page 38.

At March 31, 2010, the allowance for loan losses was $50.8 million, comprised of $26.6 million of general loan loss reserves and $24.2 million of specific loan loss reserves, in comparison to the allowance for loan losses of $45.4 million at June 30, 2009, comprised of $20.1 million of general loan loss reserves and $25.3 million of specific loan loss reserves.  The allowance for loan losses as a percentage of gross loans held for investment was 4.69 percent at March 31, 2010 compared to 3.75 percent at June 30, 2009.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

The allowance for loan losses is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loans held for investment and upon management’s continuing analysis of the factors underlying the quality of the loans held for investment.  These factors include changes in the size and composition of the loans held for investment, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the realizable value of the collateral securing the loans.  Provisions for loan losses are charged against operations on a monthly basis, as necessary, to maintain the allowance at appropriate levels.  Although management believes it uses the best information available to make such determinations, there can be no assurance that regulators, in reviewing the Bank’s loans held for investment, will not request that the Bank significantly increase its allowance for loan losses.  Future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected as a result of economic, operating, regulatory, and other conditions beyond the control of the Bank.

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in Thousands)	2010	2009	2010	2009

Allowance at beginning of period	$ 55,364	$ 34,953	$ 45,445	$ 19,898

Provision for loan losses	2,322	13,541	21,843	35,809

Recoveries:
Mortgage loans:
Single-family	149	44	442	155
Construction	-	21	47	71
Consumer loans	-	-	-	1
Total recoveries	149	65	489	227

Charge-offs:
Mortgage loans:
Single-family	(6,522)	(6,350)	(16,215)	(13,610)
Multi-family	(205)	-	(450)	-
Commercial real estate	(254)	-	(254)	-
Construction	-	-	-	(73)
Other	-	(29)	-	(67)
Consumer loans	(5)	(2)	(9)	(6)
Total charge-offs	(6,986)	(6,381)	(16,928)	(13,756)

Net charge-offs	(6,837)	(6,316)	(16,439)	(13,529)
Balance at end of period	$ 50,849	$ 42,178	$ 50,849	$ 42,178

Allowance for loan losses as a percentage of gross loans held for investment at the end of the period
	4.69%	3.36%	4.69%	3.36%

Net charge-offs as a percentage of average loans receivable, net, during the period (annualized)
	2.35%	1.94%	1.79%	1.35%

Allowance for loan losses as a percentage of non-performing loans at the end of the period
	68.86%	62.82%	68.86%	62.82%

Non-Interest Income:

For the Quarter Ended March 31, 2010 and 2009.  Total non-interest income decreased $3.5 million, or 55 percent, to $2.9 million during the quarter ended March 31, 2010 from $6.4 million during the same period of fiscal 2009.  The decrease was primarily attributable to a decrease in the gain on sale of loans, partly offset by an improved net result on sale and operations of real estate owned that was acquired in the settlement of loans.

The net gain on sale of loans decreased $4.7 million, or 77 percent, to $1.4 million for the quarter ended March 31, 2010 from $6.1 million in the same quarter of fiscal 2009.  Total loans sold for the quarter ended March 31, 2010 were $343.0 million, an increase of $42.6 million or 14 percent, from $300.4 million for the same quarter last year.  The average loan sale margin for PBM during the third quarter of fiscal 2010 was 0.36 percent, down 97 basis points from 1.33 percent in the same period of fiscal 2009.  The gain on sale of loans for the third quarter of fiscal 2010 includes a $1.2 million recourse provision on loans sold that are subject to repurchase, compared to a $378,000 recourse provision in the comparable quarter last year.  The gain on sale of loans also includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815, a loss of $(1.4) million, in the third quarter of fiscal 2010 as compared to a favorable fair-value adjustment, a gain of $2.5 million, in the same period last year.  As of March 31, 2010, the fair value of derivative financial instruments was a gain of $1.2 million, compared to a gain of $2.0 million at June 30, 2009 and a gain of $2.8 million at March 31, 2009.  As of March 31, 2010, the total recourse reserve for loans sold that are subject to repurchase was $6.1 million, compared to $3.4 million at June 30, 2009 and $3.1 million at March 31, 2009.

Total loans originated for sale decreased slightly to $359.2 million in the third quarter of fiscal 2010 as compared to $366.4 million during the same period last year.  The loan origination volumes were achieved as a result of favorable liquidity in the secondary mortgage markets particularly in FHA/VA, Fannie Mae and Freddie Mac loan products, and an increase in activity resulting from relatively low mortgage interest rates. The mortgage banking environment remains highly volatile as a result of the well-publicized weakness of the single-family real estate market.  In addition, purchases of mortgage-backed securities by the U.S. government have been curtailed and a tax credit for homebuyers expired on April 30, 2010.  It is too soon to determine the longer term impact to the mortgage and housing market as the U.S. government emergency actions are removed.

The net gain on sale and operations of real estate owned acquired in the settlement of loans was $58,000 in the third quarter of fiscal 2010 compared to a net loss of $(952,000) in the same quarter last year.  The improved result was due primarily to the improvement in the real estate market and real estate values, relatively low mortgage interest rates and favorable liquidity in the secondary mortgage market.  Twenty-five real estate owned properties were sold in the quarter ended March 31, 2010 as compared to 28 properties sold in the quarter ended March 31, 2009.  See the related discussion on “Asset Quality” on page 38.

For the Nine Months Ended March 31, 2010 and 2009.  Total non-interest income increased $5.4 million, or 48 percent, to $16.6 million during the nine months ended March 31, 2010 from $11.2 million during the same period of fiscal 2009.  The increase was primarily attributable to an increase in the gain on sale of loans, an increase in gain on sale of investment securities and a net gain on sale and operations of real estate owned that was acquired in the settlement of loans.

The net gain on sale of loans increased $1.1 million, or 13 percent, to $9.8 million for the nine months ended March 31, 2010 from $8.7 million in the same period of fiscal 2009.  Total loans sold for the nine months ended March 31, 2010 were $1.31 billion, an increase of $689.7 million or 112 percent, from $616.8 million for the same period last year.  The average loan sale margin for PBM during the first nine months of fiscal 2010 was 0.73 percent, down 36 basis points from 1.09 percent in the same period of fiscal 2009.  The gain on sale of loans for the first nine months of fiscal 2010 includes a $4.2 million recourse provision on loans sold that are subject to repurchase, compared to a $2.7 million recourse provision in the comparable period last year.  The gain on sale of loans also includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815, a loss of $(790,000), in the first nine months of fiscal 2010 as compared to a gain of $3.1 million in the same period last year.  The mortgage banking environment has shown improvement as a result of relatively low mortgage interest rates but remains volatile.

Total loans originated for sale increased to $1.32 billion in the first nine months of fiscal 2010 as compared to $701.0 million during the same period last year.

A total of $65.3 million of investment securities, comprised of U.S. government sponsored enterprise MBS and U.S. government agency MBS, were sold in the nine months ended March 31, 2010 for a net gain of $2.3 million as part of the Corporation’s short-term deleveraging strategy.  For the nine months ended March 31, 2009, a $356,000 gain on sale of equity investments was realized.

The net gain on sale and operations of real estate owned acquired in the settlement of loans was $247,000 in the first nine months of fiscal 2010 compared to a net loss of $(1.8) million in the same period last year.  A total of 115 real estate owned properties were sold in the nine months ended March 31, 2010 as compared to 75 properties sold in the nine months ended March 31, 2009.

Non-Interest Expense:

For the Quarter Ended March 31, 2010 and 2009.  Total non-interest expense in the quarter ended March 31, 2010 was $9.5 million, an increase of $1.6 million or 20 percent, as compared to $7.9 million in the same quarter of fiscal 2009.  The increase in non-interest expense was primarily the result of a significant increase in mortgage banking operating expenses and higher deposit insurance premiums and regulatory assessments.

Total compensation increased $1.1 million, or 22 percent, to $6.1 million in the third quarter of fiscal 2010 from $5.0 million in the same period of fiscal 2009.  The increase was primarily attributable to compensation incentives related to higher retail loan originations (refer to “Loan Volume Activities” on page 45 for details), partly offset by lower deferred compensation costs.

Total deposit insurance premiums and regulatory assessments increased $233,000, or 58 percent, to $636,000 in the third quarter of fiscal 2010 from $403,000 in the same period of fiscal 2009.  The increase was primarily attributable to higher FDIC deposit insurance premiums.

For the Nine Months Ended March 31, 2010 and 2009.  Total non-interest expense in the nine months ended March 31, 2010 was $27.7 million, an increase of $5.1 million or 23 percent, as compared to $22.6 million in the same period of fiscal 2009.  The increase in non-interest expense was primarily the result of a significant increase in mortgage banking operating expenses and higher deposit insurance premiums and regulatory assessments.

Total compensation increased $2.6 million, or 18 percent, to $16.8 million in the first nine months of fiscal 2010 from $14.2 million in the same period of fiscal 2009.  The increase was primarily attributable to compensation incentives related to higher mortgage banking loan volume (refer to “Loan Volume Activities” on page 45 for details), partly offset by lower deferred compensation costs.

Total deposit insurance premiums and regulatory assessments increased $1.3 million, or 130 percent, to $2.3 million in the first nine months of fiscal 2010 from $1.0 million in the same period of fiscal 2009.  The increase was primarily attributable to higher FDIC deposit insurance premiums.

Total other operating expenses increased $837,000, or 30 percent, to $3.6 million in the first nine months of fiscal 2010 from $2.8 million at the same period last year.  The increase was primarily due to higher costs related to the increase in mortgage banking loan volume (e.g. appraisal, credit report and contract underwriting costs) and an increase in business/corporate insurance premiums.

Provision (benefit) for income taxes:

The income tax provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes, such as non-deductible stock-based compensation, bank-owned life insurance policies and certain California tax-exempt loans.  Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

For the Quarter Ended March 31, 2010 and 2009.  The income tax provision was $229,000 for the quarter ended March 31, 2010 as compared to an income tax benefit of $(1.9) million during the same period of fiscal 2009.  The effective income tax rate for the quarter ended March 31, 2010 was 38.2 percent as compared to 42.0 percent in the same quarter last year.  The decrease in the effective income tax rate was primarily the result of a lower percentage of permanent tax differences relative to income or loss before taxes.  The Corporation believes that the effective income tax rate applied in the third quarter of fiscal 2010 reflects its current income tax obligations.

For the Nine Months Ended March 31, 2010 and 2009.  The income tax benefit was $(1.6) million for the nine months ended March 31, 2010 as compared to an income tax benefit of $(6.2) million during the same period of fiscal 2009.  The effective income tax rate for the nine months ended March 31, 2010 increased slightly to 43.1 percent as compared to 41.5 percent for the same period last year.  The increase in the effective income tax rate was primarily the result of a higher percentage of permanent tax differences relative to income or loss before taxes.  The Corporation believes that the effective income tax rate applied in the first nine months of fiscal 2010 reflects its current income tax obligations.

Asset Quality

Non-performing loans, consisting solely of non-accrual loans with collateral primarily located in Southern California, increased to $73.8 million at March 31, 2010 from $71.8 million at June 30, 2009.  The non-performing loans at March 31, 2010 were primarily comprised of 201 single-family loans ($62.7 million); seven multi-family loans ($6.6 million); five commercial real estate loans ($2.8 million); 11 construction loans ($692,000, nine of which, or $24,000, are associated with the previously disclosed Coachella, California construction loan fraud); seven commercial business loans ($144,000); and eight single-family loans repurchased from, or unable to sell to investors ($905,000).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed impaired.

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

As of March 31, 2010, restructured loans increased to $60.4 million from $40.9 million at June 30, 2009.  At March 31, 2010 and June 30, 2009, $30.2 million and $29.8 million, respectively, of these restructured loans were classified as non-performing.  As of March 31, 2010, 85 percent, or $51.4 million, of the restructured loans have a current payment status; this compares to 83 percent, or $33.9 million of restructured loans that had a current payment status as of June 30, 2009.

The non-performing loans as a percentage of loans held for investment increased to 7.15 percent at March 31, 2010 from 6.16 percent at June 30, 2009.  Real estate owned was $17.6 million (75 properties) at March 31, 2010, an increase of $1.2 million or seven percent from $16.4 million (80 properties) at June 30, 2009.  Non-performing assets, which includes non-performing loans and real estate owned, as a percentage of total assets increased to 6.50 percent at March 31, 2010 from 5.59 percent at June 30, 2009.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.

During the third quarter of fiscal 2010, the Bank did not repurchase any loans from investors as compared to $1.3 million repurchased in the same period last year, fulfilling certain recourse/repurchase covenants in the respective loan sale agreements.  For the first nine months of fiscal 2010 and 2009, the Bank repurchased $368,000 and $2.8 million, respectively, although some repurchase requests were settled that did not result in the repurchase of the loan itself.  As of March 31, 2010, the total recourse reserve for loans sold that are subject to repurchase was $6.1 million, compared to $3.4 million at June 30, 2009 and $3.1 million at March 31, 2009.  Many of the repurchases and loans that could not be sold were the result of borrower fraud.  The Bank has implemented tighter underwriting standards to reduce this problem, including higher credit scores, generally lower debt-to-income ratios, and verification of income and assets, among others.

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

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of March 31, 2010:

		Weighted-	Weighted-	Weighted-
	Outstanding	Average	Average	Average
(Dollars In Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 354,533	735	73%	3.75 years
Stated income (5)	$ 313,556	732	72%	4.26 years
FICO less than or equal to 660	$ 18,398	641	70%	5.00 years
Over 30-year amortization	$ 20,447	739	68%	4.53 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $60.0 million of “Interest Only,” $52.6 million of “Stated Income,” $2.8 million of “FICO Less Than or Equal to 660,” and $2.7 million of “Over 30-Year Amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2010:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$ 54,873	19%	-%
Fully amortize between 1 year and 5 years	15,193	44%	2%
Fully amortize after 5 years	284,467	15%	1%
Total	$ 354,533	17%	1%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2010:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$ 203,093	16%	1%
Interest rate reset between 1 year and 5 years	110,045	18%	2%
Interest rate reset after 5 years	418	-%	-%
Total	$ 313,556	17%	2%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of interest rates on adjustable rate mortgage loans (primarily interest only single-family loans) to a fully-amortizing status has not created a payment shock for most of the Bank’s borrowers primarily because the loans are repricing at a 2.75% margin over six-month LIBOR which has resulted in a lower interest rate than the borrowers pre-adjustment interest rate.  Management expects that the economic recovery will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future.  The higher delinquency levels experienced by the Bank during fiscal 2009 and the first nine months of fiscal 2010 were primarily due to higher unemployment, the recession and the decline in real estate values, particularly in Southern California.

The following table describes certain credit risk characteristics, geographic locations and the year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at March 31, 2010:

	Year of Origination
	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	2010	Total
Loan balance (in thousands)	$13,499	$23,212	$85,157	$190,501	$150,907	$95,870	$42,735	$1,656	-	$603,537
Weighted-average LTV (1)	52%	70%	76%	72%	70%	73%	75%	57%	-	72%
Weighted-average age (in years)	14.01	6.60	5.54	4.69	3.71	2.72	1.99	0.85	-	4.33
Weighted-average FICO (2)	696	722	722	731	742	734	743	750	-	733
Number of loans	145	90	256	490	338	185	78	7	-	1,589

Geographic breakdown (%)
Inland Empire	36%	40%	30%	31%	29%	29%	26%	100%	-	30%
Southern California (3)	58%	56%	63%	61%	52%	43%	48%	-%	-	55%
Other California (4)	4%	4%	6%	7%	17%	27%	26%	-%	-	14%
Other States	2%	-%	1%	1%	2%	1%	-%	-%	-	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	-	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the year of loan origination of the Corporation’s multi-family loans held for investment, at March 31, 2010:

	Year of Origination
	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	2010	Total
Loan balance (in thousands)	$6,116	$17,085	$41,780	$57,526	$103,727	$102,163	$16,508	$1,624	$515	$347,044
Weighted-average LTV (1)	39%	56%	51%	54%	56%	57%	52%	50%	69%	55%
Weighted-average DCR (2)	1.89x	1.43x	1.46x	1.29x	1.27x	1.25x	1.40x	1.21x	1.28x	1.31x
Weighted-average age (in years)	9.85	6.63	5.76	4.74	3.79	2.73	1.93	1.12	0.01	4.01
Weighted-average FICO (3)	740	731	710	709	712	701	755	735	777	716
Number of loans	15	30	57	92	116	122	22	1	2	457

Geographic breakdown (%)
Inland Empire	36%	5%	21%	7%	12%	3%	9%	-%	-%	10%
Southern California (4)	64%	87%	75%	65%	60%	83%	89%	100%	-%	72%
Other California (5)	-%	8%	3%	27%	25%	14%	2%	-%	100%	17%
Other States	-%	-%	1%	1%	3%	-%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral.
(2)	Debt Coverage Ratio (“DCR”) at time of origination.
(3)	At time of loan origination.
(4)	Other than the Inland Empire.
(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2010:
(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 160,535	3%	-%	10%
Interest rate reset or mature between 1 year and 5 years	144,576	2%	-%	2%
Interest rate reset or mature after 5 years	41,933	-%	-%	18%
Total	$ 347,044	3%	-%	8%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the year of loan origination of the Corporation’s commercial real estate loans held for investment, at March 31, 2010:

	Year of Origination
	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	2010	Total (5) (6)
Loan balance (in thousands)	$9,837	$12,808	$12,382	$16,835	$22,383	$21,526	$6,289	$11,253	-	$113,313
Weighted-average LTV (1)	47%	46%	50%	49%	57%	55%	38%	60%	-	52%
Weighted-average DCR (2)	1.44x	1.64x	2.27x	2.14x	2.37x	2.39x	1.74x	1.06x	-	2.00x
Weighted-average age (in years)	10.03	6.76	5.72	4.71	3.65	2.76	1.93	0.75	-	4.39
Weighted-average FICO (2)	736	729	713	699	721	716	756	722	-	719
Number of loans	16	21	20	22	26	24	10	5	-	144

Geographic breakdown (%):
Inland Empire	90%	53%	46%	66%	23%	44%	7%	86%	-	50%
Southern California (3)	9%	47%	54%	34%	76%	47%	93%	-%	-	46%
Other California (4)	1%	-%	-%	-%	1%	9%	-%	-%	-	2%
Other States	-%	-%	-%	-%	-%	-%	-%	14%	-	2%
Total	100%	100%	100%	100%	100%	100%	100%	100%	-	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.
(5)
Comprised of the following: $28.4 million in Retail; $27.3 million in Office; $11.6 million in Mixed Use; $10.7 million in Light Industrial/Manufacturing; $10.6 million in Medical/Dental Office; $5.9 million in Warehouse; $3.7 million in Restaurant/Fast Food; $3.6 million in Mini-Storage; $3.1 million in Research and Development; $2.6 million in Mobile Home Park; $2.0 million in School; $1.9 million in Hotel and Motel; $1.1 million in Automotive – Non Gasoline; and $803,000 in Other.

(6)	Consisting of $73.2 million or 64.6% in investment properties and $40.1 million or 35.4% in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2010:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 51,381	3%	-%	28%
Interest rate reset or mature between 1 year and 5 years	45,785	3%	-%	10%
Interest rate reset or mature after 5 years	16,147	-%	-%	61%
Total	$ 113,313	3%	-%	25%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of specific loan loss reserves at the dates indicated:

	At March 31,	At June 30,
	2010	2009
(Dollars In Thousands)

Loans on non-accrual status:
Mortgage loans:
Single-family	$ 37,670	$ 35,434
Multi-family	4,016	4,930
Commercial real estate	1,571	1,255
Construction	373	250
Commercial business loans	-	198
Total	43,630	42,067

Accruing loans past due 90 days or
more	-	-

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	25,982	23,695
Multi-family	2,540	-
Commercial real estate	1,224	1,406
Construction	319	2,037
Other	-	1,565
Commercial business loans	144	1,048
Total	30,209	29,751

Total non-performing loans	73,839	71,818

Real estate owned, net	17,555	16,439
Total non-performing assets	$ 91,394	$ 88,257

Restructured loans on accrual status:
Mortgage loans:
Single-family	$ 27,594	$ 10,880
Commercial real estate	537	-
Other	1,292	240
Commercial business loans	750	-
Total	$ 30,173	$ 11,120

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	7.15%	6.16%

Non-performing loans as a percentage of total assets	5.25%	4.55%

Non-performing assets as a percentage of total assets	6.50%	5.59%

The following table describes the non-performing loans by the year of origination as of March 31, 2010:

	Year of Origination
(Dollars In Thousands)	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	2010	Total
Mortgage loans:
Single-family	$ 132	$ 1,288	$ 11,636	$ 22,866	$ 14,494	$ 8,044	$ 5,107	$ 85	-	$ 63,652
Multi-family	-	-	-	2,300	4,256	-	-	-	-	6,556
Commercial real estate	-	-	1,571	663	561	-	-	-	-	2,795
Construction	-	-	-	-	342	350	-	-	-	692
Commercial business loans	-	-	-	-	-	-	-	144	-	144
Total	$ 132	$1,288	$ 13,207	$ 25,829	$ 19,653	$ 8,394	$ 5,107	$ 229	-	$ 73,839

The following table describes the non-performing loans by the geographic location as of March 31, 2010:

(Dollars In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$ 17,526	$ 37,332	$ 7,941	$ 853	$ 63,652
Multi-family	662	1,487	4,407	-	6,556
Commercial real estate	1,224	1,571	-	-	2,795
Construction	342	350	-	-	692
Commercial business loans	-	144	-	-	144
Total	$ 19,754	$ 40,884	$ 12,348	$ 853	$ 73,839

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

For the quarter ended March 31, 2010, 15 loans for $6.8 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans.  For the nine months ended March 31, 2010, 102 loans for $47.7 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans.  As of March 31, 2010, the outstanding balance of restructured loans was $60.4 million:  57 were classified as pass and remain on accrual status ($25.6 million); eight were classified as special mention and remain on accrual status ($4.6 million); 81 were classified as substandard on non-accrual status ($30.2 million); and five were classified as loss and fully reserved on non-accrual status.

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

Total classified loans (including loans designated as special mention) were $93.5 million at March 31, 2010, a decrease of $6.2 million or six percent, from $99.7 million at June 30, 2009.  The classified loans at March 31, 2010 consist of 40 loans in the special mention category (30 single-family loans of $9.6 million, seven commercial real estate loans of $5.8 million, one multi-family loan of $1.0 million, one land loan of $1.3 million and one commercial business loan of $750,000) and 244 loans in the substandard category (213 single-family loans of $64.2 million, seven multi-family loans of $6.6 million, six commercial real estate loans of $3.4 million, 11 construction loans of $692,000 and seven commercial business loans of $144,000).

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

During the quarter ended March 31, 2010, 45 real estate owned properties were acquired in the settlement of loans, while 25 real estate owned properties were sold for a $470,000 net gain.  During the nine months ended March 31, 2010, 110 real estate owned properties were acquired in the settlement of loans, while 115 real estate owned properties were sold for a net gain of $2.0 million.  As of March 31, 2010, real estate owned was comprised of 75 properties with a net fair value of $17.6 million (two from loan repurchases and loans which could not be sold and 73 from loans held for investment), primarily located in Southern California.  This compares to 80 real estate owned properties (three from loan repurchases and loans which could not be sold and 77 from loans held for investment), primarily located in Southern California, with a net fair value of $16.4 million at June 30, 2009.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of appraised value or the listing price of the property, net of disposition costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation reflects costs to carry real estate owned as real estate operating expenses as incurred.

The following table summarizes classified assets, which is comprised of classified loans and real estate owned at the dates indicated:

	At March 31, 2010		At June 30, 2009
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$ 9,621	30	$ 12,356	31
Multi-family	1,054	1	7,835	5
Commercial real estate	5,820	7	3,465	5
Other	1,292	1	480	1
Commercial business loans	750	1	144	1
Total special mention loans	18,537	40	24,280	43

Substandard loans:
Mortgage loans:
Single-family	64,164	213	60,730	205
Multi-family	6,556	7	5,772	7
Commercial real estate	3,414	6	3,414	8
Construction	692	11	2,687	11
Other	-	-	1,565	1
Commercial business loans	144	7	1,246	8
Total substandard loans	74,970	244	75,414	240

Total classified loans	93,507	284	99,694	283

Real estate owned:
Single-family	15,285	52	15,167	63
Multi-family	715	3	-	-
Commercial real estate	1,094	3	-	-
Other	461	17	1,272	17
Total real estate owned	17,555	75	16,439	80

Total classified assets	$ 111,062	359	$ 116,133	363

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated, purchased and sold (in thousands):

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Loans originated for sale:
Retail originations	$ 101,002	$ 66,965	$ 304,410	$ 166,792
Wholesale originations	258,247	299,419	1,011,389	534,252
Total loans originated for sale (1)	359,249	366,384	$ 1,315,799	701,044

Loans sold:
Servicing released	(342,952)	(300,398)	(1,305,049)	(616,560)
Servicing retained	-	-	(1,492)	(193)
Total loans sold (2)	(342,952)	(300,398)	(1,306,541)	(616,753)

Loans originated for investment:
Mortgage loans:
Single-family	-	802	323	8,278
Multi-family	515	1,750	515	6,250
Commercial real estate	-	-	1,300	2,073
Construction	-	-	-	265
Other	-	-	-	1,740
Commercial business loans	-	358	-	938
Consumer loans	18	-	124	531
Total loans originated for investment (3)	533	2,910	2,262	20,075

Loans purchased for investment:
Mortgage loans:
Single-family	-	595	-	595
Total loans purchased for investment	-	595	-	595

Mortgage loan principal payments	(28,073)	(36,246)	(98,975)	(125,977)
Real estate acquired in settlement of loans	(19,050)	(15,485)	(45,051)	(41,636)
Increase (decrease) in other items, net (4)	10,450	(145)	9,746	(4,480)
Net (decrease) increase in loans held for investment, loans held for sale at fair value
and loans held for sale at lower cost or market	$ (19,843)	$ 17,615	$ (122,760)	$ (67,132)

(1)	Includes PBM loans originated for sale during the quarters and nine months ended March 31, 2010 and 2009 totaling $359.2 million, $366.3 million, $1.32 billion and $701.0 million, respectively.
(2)	Includes PBM loans sold during the quarters and nine months ended March 31, 2010 and 2009 totaling $342.9 million, $296.6 million, $1.31 billion and $613.0 million, respectively.
(3)	Includes PBM loans originated for investment during the quarters and nine months ended March 31, 2010 and 2009 totaling $0, $802, $223 and $8.8 million, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses and fair value of loans held for sale.

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

The primary investing activity of the Bank is the origination and purchase of loans held for investment.  During the first nine months of fiscal 2010 and 2009, the Bank originated $1.32 billion and $721.1 million of loans, respectively.  The Bank did not purchase any loans from other financial institutions in the first nine months of fiscal 2010 and only purchased $595,000 in the same period of fiscal 2009.  The total loans sold in the first nine months of fiscal 2010 and 2009 were $1.31 billion and $616.8 million, respectively.  At March 31, 2010, the Bank had loan origination commitments totaling $124.1 million and undisbursed loans in process and lines of credit totaling $6.8 million.  The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

The Bank’s primary financing activity is gathering deposits.  During the first nine months of fiscal 2010, the net decrease in deposits was $41.3 million in comparison to a net decrease in deposits of $64.5 million during the same period in fiscal 2009.  The decrease in deposits was consistent with the Corporation’s short-term strategy to deleverage the balance sheet (refer to “Executive Summary and Operating Strategy” on page 23).  On March 31, 2010, time deposits that are scheduled to mature in one year or less were $358.2 million.  Historically, the Bank has been able to retain a significant amount of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At March 31, 2010, total cash and cash equivalents were $86.0 million, or 6.12 percent of total assets.    Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may continue to rely on FHLB – San Francisco advances for part of its liquidity needs.  As of March 31, 2010, the financing availability at FHLB – San Francisco was limited to 37 percent of total assets; the remaining borrowing facility was $199.6 million and the remaining unused collateral was $293.5 million.  In addition, the Bank has secured a $17.3 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $19.3 million.  As of March 31, 2010, there was no outstanding borrowing under this facility.

In October 2008, the FDIC introduced the Temporary Liquidity Guarantee Program (the “TLGP”), a program designed to improve the functioning of the credit markets and to strengthen capital in the financial system during this period of economic distress.  The TLGP has two components: 1) a debt guarantee program, guaranteeing certain newly issued senior unsecured debt, and 2) a transaction account guarantee program, providing a full guarantee of non-interest bearing deposit transaction accounts, Negotiable Order of Withdrawal (or “NOW”) accounts paying a minimal or no annual interest, and Interest on Lawyers Trust Accounts, regardless of the amount.  The Bank has not issued any debt under this program and our ability to participate in the debt guarantee program expired April 30, 2010.  The Bank is presently participating in the transaction account guarantee program, which has been extended through the period ending December 31, 2010.  If by October 29, 2010, the FDIC finds that a further extension is warranted, the transaction account guarantee program will remain in effect through December 31, 2011.  The annualized program fees are 15 basis points on transaction account balances over $250,000 for institutions assigned to Risk Category I for deposit insurance purposes (or 20 basis points for those in Risk Category II and 25 basis points for those in Risk Categories III and IV).

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2002, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended March 31, 2010 increased to 26.1 percent from 20.7 percent during the quarter ended June 30, 2009.  The relatively high level of liquidity is consistent with the Corporation’s strategy to mitigate liquidity risk during this period of economic uncertainty.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements.  Under the OTS prompt corrective action provisions, a minimum ratio of 1.5 percent for Tangible Capital is required to be deemed other than “critically undercapitalized,” while a minimum of 5.0 percent for Core Capital, 10.0 percent for Total Risk-Based Capital and 6.0 percent for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of March 31, 2010, the Bank exceeded all regulatory capital requirements to be deemed “well capitalized.”  The Bank’s actual and required capital amounts and ratios as of March 31, 2010 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 119,875	8.53%
Requirement	28,095	2.00

Excess over requirement	$ 91,780	6.53%

Core capital	$ 119,875	8.53%
Requirement to be “Well Capitalized”	70,238	5.00

Excess over requirement	$ 49,637	3.53%

Total risk-based capital	$ 127,306	15.53%
Requirement to be “Well Capitalized”	81,985	10.00

Excess over requirement	$ 45,321	5.53%

Tier 1 risk-based capital	$ 116,856	14.25%
Requirement to be “Well Capitalized”	49,191	6.00

Excess over requirement	$ 67,665	8.25%

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal and state regulation.  The Corporation paid $238,000 of cash dividends to its shareholders in the first nine months of fiscal 2010.

In December 2009, the Corporation raised $12.0 million of capital through a public offering of common stock, issuing 5.18 million shares of common stock at $2.50 per share, less underwriting fees and other costs.  The proceeds strengthened the Bank’s regulatory capital ratios as a result of the Corporation’s $12.0 million capital contribution to the Bank in December 2009.

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

Supplemental Information

	At	At	At
	March 31,	June 30,	March 31,
	2010	2009	2009

Loans serviced for others (in thousands)	$ 140,462	$ 156,025	$ 166,939

Book value per share	$ 10.90	$ 18.48	$ 18.68

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

Through the use of an internal interest rate risk model and the OTS interest rate risk model, the Bank is able to analyze its interest rate risk exposure by measuring the change in net portfolio value (“NPV”) over a variety of interest rate scenarios.  NPV is defined as the net present value of expected future cash flows from assets, liabilities and off-balance sheet contracts.  The calculation is intended to illustrate the change in NPV that would occur in the event of an immediate change in interest rates of -100, +100, +200 and +300 basis points (“bp”) with no effect given to steps that management might take to counter the effect of the interest rate movement.  The results of the internal interest rate risk model are reconciled with the results provided by the OTS on a quarterly basis.  Significant deviations are researched and adjusted where applicable.

The following table is derived from the OTS interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2010 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 129,276	$ (27,695)	$ 1,401,749	9.22%	-158 bp
+200 bp	$ 145,617	$ (11,354)	$ 1,425,541	10.21%	-58 bp
+100 bp	$ 155,662	$ (1,309)	$ 1,443,457	10.78%	-2 bp
0 bp	$ 156,971	$ -	$ 1,453,503	10.80%	-
-100 bp	$ 153,336	$ (3,635)	$ 1,460,945	10.50%	-30 bp

(1)	Represents the decrease of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2010 (“base case”).
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the OTS interest rate risk model, the OTS interest rate risk regulatory guidelines, and represents the change in the NPV at a +200 basis point rate shock at March 31, 2010 and a -100 basis point rate shock at June 30, 2009.

	At March 31, 2010		At June 30, 2009
	(+200 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV ratio: NPV as a % of PV Assets	10.80%		7.28%
Post-Shock NPV ratio: NPV as a % of PV Assets	10.21%		6.91%
Sensitivity Measure: Change in NPV Ratio	58	bp	37	bp
TB 13a Level of Risk	Minimal		Minimal

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 200, plus 100 and minus 100 basis points.  The following table describes the results of the analysis at March 31, 2010 and June 30, 2009.

At March 31, 2010		At June 30, 2009
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	+22.14%	+200 bp	+20.03%
+100 bp	+12.46%	+100 bp	+18.28%
-100 bp	-20.83%	-100 bp	+2.60%

At March 31, 2010 the Bank was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.  At June 30, 2009, the Bank was also asset sensitive, as its interest-earning assets are expected to reprice more quickly during the subsequent 12-month period than its interest-bearing liabilities.  Therefore, in a rising interest rate environment, the model also projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results also project a slight increase in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2010 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation’s financial position or results of operations.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item IA of our Annual Report of Form 10-K for the year ended June 30, 2009, except as set forth in our Form 10-Q for the quarters ended September 30, 2009 and December 31, 2009.

We are subject to various regulatory requirements, expect to be subject to an enforcement action and may be subject to future additional regulatory restrictions and enforcement actions.

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

Along with our level of certain non traditional loans including stated income and interest only loans,  non-performing assets, delinquencies, and adversely classified assets, we are subject to increased regulatory scrutiny as well as increased FDIC premiums as a result of the potential risk of loss in our loan portfolio.  Following the regulators’ most recent examination of the Bank, we and the Bank expect to become subject to an enforcement action with the OTS.  This action, as well as any other future corrective action we may become subject to, could require us to limit our lending activities and reduce our levels of non-traditional loans and classified or non-performing assets within specified timeframes which might not necessarily result in maximizing the price which might otherwise be received for the underlying properties.  In addition, this action, as well as any other future corrective action, could require us to, among other things; increase our allowance for loan losses and dispose of certain assets and liabilities within a prescribed period of time.

In addition, in July 2009, the OTS has notified both Provident and the Bank that each had been designated to be in “troubled condition.” As a result of that designation, neither Provident nor the Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the OTS. In addition, neither party may make indemnification and severance payments or enter into other forms of compensation agreements with any of their respective directors or officers without the prior written approval of the OTS. Dividend payments by Provident require the prior written non-objection of the OTS regional Director and dividend payments by the Bank requires the Bank to submit an application to the OTS and receive OTS approval before a dividend payment can be made. The Bank is also subject to restrictions on asset growth.  These restrictions require the Bank to limit its asset growth in any quarter to an amount not to exceed net interest credited on deposit liabilities, excluding permitted growth as a result of cash capital contributions from Provident. Also, the Bank may also not enter into any third party contracts outside of the ordinary course of business without regulatory approval.  In addition, the Bank may not accept, renew or roll over any brokered deposit.  The Bank, however, has not relied upon brokered deposits as a significant source of funds and at March 31, 2010 the Bank had only $19.6 million of brokered deposits.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2010, the Corporation did not purchase any equity securities and did not sell any securities that were not registered under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  (Removed and Reserved).

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

10.8	Form of Non-Qualified Stock Option Agreement for options granted under the 2003 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2005)

10.9	2006 Equity Incentive Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 12, 2006)

10.10	Form of Incentive Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 in the Corporation’s Form 10-Q ended March 31, 2006)

10.11	Form of Non-Qualified Stock Option Agreement for options granted under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 in the Corporation’s Form 10-Q ended March 31, 2006)

10.12	Form of Restricted Stock Agreement for restricted shares awarded under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 in the Corporation’s Form 10-Q ended March 31, 2006)

10.13	Post-Retirement Compensation Agreement with Donavon P. Ternes (Incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated July 10, 2009)

14	Code of Ethics for the Corporation’s directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2008)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

May 10, 2010	/s/ Craig. G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2010	/s/ Donavon P. Ternes
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