Form 10-K
period 2010-06-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2010-09-13
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010                                                                           OR

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
YES         NO   X  .

As of September 7, 2010, there were 11,407,454 shares of the Registrant’s common stock issued and outstanding.  The Registrant’s common stock is listed on the NASDAQ Global Select Market under the symbol “PROV.”  The aggregate market value of the common stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant’s common stock as quoted on the NASDAQ Global Select Market on December 31, 2009, was $31.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

2. Portions of the definitive Proxy Statement for the fiscal 2010 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III.

PROVIDENT FINANCIAL HOLDINGS, INC.

PART I

Item 1.  Business

General

Provident Financial Holdings, Inc. (the “Corporation”), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. (the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At June 30, 2010, the Corporation had consolidated total assets of $1.4 billion, total deposits of $932.9 million and stockholders’ equity of $127.7 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this Annual Report on Form 10-K (“Form 10-K”), including financial statements and related data, relates primarily to the Bank and its subsidiaries.

The Bank, founded in 1956, is a federally chartered stock savings bank headquartered in Riverside, California.  The Bank is currently regulated by the Office of Thrift Supervision (“OTS”), its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), the insurer of its deposits.  The Bank’s deposits are federally insured up to applicable limits by the FDIC.  The Bank has been a member of the Federal Home Loan Bank (“FHLB”) – San Francisco since 1956.  As a result of the enactment on July 21, 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the primary regulator of all federal thrifts, including the Bank, will change from the OTS to the Office of the Comptroller of the Currency (the “OCC”), the primary regulator of national banks.  This change will occur on July 21, 2011, subject to extension for up to six additional months.  Additionally, the Dodd-Frank Act will change the regulator of all savings and loan holding companies, including the Company, from the OTS to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), currently the regulator of bank holding companies.  For additional information regarding the Dodd-Frank Act, see “Regulation.”

The Bank is a financial services company committed to serving consumers and small to mid-sized businesses in the Inland Empire region of Southern California.  The Bank conducts its business operations as Provident Bank, Provident Bank Mortgage (“PBM”), a division of the Bank, and through its subsidiary, Provident Financial Corp.  The business activities of the Bank consist of community banking, mortgage banking, investment services and trustee services for real estate transactions.  Financial information regarding the Corporation’s two operating segments, Provident Bank and Provident Bank Mortgage, is contained in Note 17 to the Corporation’s audited consolidated financial statements included in Item 8 of this Form 10-K.

The Bank’s community banking operations primarily consist of accepting deposits from customers within the communities surrounding its full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other mortgage loans.  Mortgage banking activities primarily consist of the origination and sale of single-family mortgage loans (including second mortgages and equity lines of credit).  Through its subsidiary, Provident Financial Corp, the Bank conducts trustee services for the Bank’s real estate transactions and in the past has held real estate for investment.  See “Subsidiary Activities” on page 37 of this Form 10-K.  The activities of Provident Financial Corp are included in the Provident Bank operating segment.  The Bank’s revenues are derived principally from interest earned on its loan and investment portfolios, and fees generated through its community banking and mortgage banking activities.

On June 22, 2006, the Bank established the Provident Savings Bank Charitable Foundation (“Foundation”) in order to further its commitment to the local community.  The specific purpose of the Foundation is to promote and provide for the betterment of youth, education, housing and the arts in the Bank’s primary market areas of Riverside and San Bernardino Counties.   The Foundation was funded with a $500,000 charitable contribution made by the Bank in the fourth quarter of fiscal 2006.  The Bank has contributed $40,000 annually to the Foundation in fiscal 2010, 2009 and 2008.

Subsequent Events:

Cash dividend

On August 5, 2010, the Corporation announced a cash dividend of $0.01 per share on the Corporation’s outstanding shares of common stock for shareholders of record at the close of business on August 27, 2010, payable on September 21, 2010.

Market Area

The Bank is headquartered in Riverside, California and operates 13 full-service banking offices in Riverside County and one full-service banking office in San Bernardino County.  Management considers Riverside and Western San Bernardino counties to be the Bank’s primary market for deposits.  Through the operations of PBM, the Bank has expanded its mortgage lending market to include a large portion of Southern California and a small portion of Northern California.  As of June 30, 2010, there were six PBM loan production offices located in southern California (in Los Angeles, Riverside, San Bernardino and San Diego counties) and one PBM loan production office in northern California (in Alameda county).  PBM’s loan production offices include two wholesale offices through which the Bank maintains a network of loan correspondents.  Most of the Bank’s business is conducted in the communities surrounding its full-service branches and loan production offices.

The large geographic area encompassing Riverside and San Bernardino counties is referred to as the “Inland Empire.”  According to 2000 Census Bureau population statistics, Riverside and San Bernardino Counties have the sixth and fifth largest populations in California, respectively.  The Bank’s market area consists primarily of suburban and urban communities.  Western Riverside and San Bernardino counties are relatively densely populated and are within the greater Los Angeles metropolitan area.  The Inland Empire had enjoyed economic strength prior to the current economic slowdown.  Many corporations moved their offices and warehouses to the Inland Empire, which offers more affordable sites for their businesses and more affordable housing for their employees.  The recent economic slowdown, particularly in the real estate market, has affected property values nationwide, including the Inland Empire.  The unemployment rate in the Inland Empire in June 2010 was 14.4%, compared to 12.3% in California and 9.5% nationwide, according to the U.S. Department of Labor, Bureau of Labor Statistics.  Current unemployment data remains weak as compared to the unemployment data reported in June 2009 of 13.9% in the Inland Empire, 11.6% in California and 9.5% nationwide.

However, the Southern California housing market has shown some recent improvement.  A total of 23,871 new and resale homes were sold in Los Angeles, Riverside, San Diego, Ventura, San Bernardino and Orange counties in June 2010, up 7.2% from 22,270 in May 2010, and up 2.6% from 23,262 in June 2009.   The median price for a Southern California single-family home was $300,000 in June 2010, down 1.6% from $305,000 in May 2010, but up 13.2% from $265,000 in June 2009 (Source: DataQuick Information Systems – July 13, 2010 News Release).  The number of California homes entering foreclosure process between April and June 2010 dropped for the fifth consecutive quarter to the lowest level in three years.  A total of 70,051 Notices of Default were filed at county recorder offices during the April-to-June 2010 period, down 13.6% from 81,054 for the prior quarter, and down 43.8% from 124,562 in the quarter ended June 30, 2009.  The number of Trustees Deeds recorded, which reflect the number of houses or condominium units lost at the end of the foreclosure process, totaled 47,669 during the quarter ended June 30, 2010, up 11.2% from 42,857 in the prior quarter, and up 4.4% from 45,667 in the quarter ended June 30, 2009 (Source: DataQuick Information Systems – July 21, 2010 News Release).

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

Personnel

As of June 30, 2010, the Bank had 376 full-time equivalent employees, which consisted of 320 full-time, 40 prime-time, 12 part-time and four temporary employees.  The employees are not represented by a collective bargaining unit and the Bank believes that its relationship with employees is good.

Segment Reporting

Financial information regarding the Corporation’s operating segments is contained in Note 17 to the Corporation’s audited consolidated financial statements included in Item 8 of this report.

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

Lending Activities

General.  The lending activity of the Bank is predominately comprised of the origination of first mortgage loans secured by single-family residential properties to be held for sale and, to a lesser extent, to be held for investment.  The Bank also originates multi-family and commercial real estate loans and, to a lesser extent, construction, commercial business, consumer and other mortgage loans to be held for investment.  Due to the decline in real estate values and deterioration of credit quality, particularly for single-family loans, and the Bank’s short-term strategy to improve liquidity and preserve capital, the Bank has reduced its goal for new loans held for investment, particularly single-family loans.  The Bank’s net loans held for investment were $1.01 billion at June 30, 2010, representing approximately 71.9% of consolidated total assets.  This compares to $1.17 billion, or 73.8% of consolidated total assets, at June 30, 2009.

At June 30, 2010, the maximum amount that the Bank could have loaned to any one borrower and the borrower's related entities under applicable regulations was $22.3 million, or 15% of the Bank’s unimpaired capital and surplus.
At June 30, 2010, the Bank had no loans or group of loans to related borrowers with outstanding balances in excess of this amount.  The Corporation’s five largest lending relationships at June 30, 2010 consists of seven multi-family loans totaling $5.1 million and two commercial real estate loans totaling $2.1 million to one group of borrowers; one commercial real estate loan totaling $6.3 million to one borrower, two commercial real estate loans totaling $5.8 million to one borrower; two commercial real estate loans totaling $5.8 million to one borrower; and three multi-family loans totaling $5.4 million to one borrower.  The collateral properties of these loans are located in Southern California.  At June 30, 2010, all of these loans were performing in accordance with their repayment terms.

At June 30, 2010, the Bank had nine other loans in excess of $4.0 million to a single borrower or group of related borrowers with collateral located primarily in Southern California, all of which were performing in accordance with their repayment terms.

Loans Held For Investment Analysis.  The following table sets forth the composition of the Bank’s loans held for investment at the dates indicated.

	At June 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Mortgage loans:
Single-family	$ 583,126	55.73%	$ 694,354	57.52%	$ 808,836	58.16%	$ 827,656	59.72%	$ 830,073	61.22%
Multi-family	343,551	32.83	372,623	30.87	399,733	28.75	330,231	23.83	219,072	16.16
Commercial real estate	110,310	10.54	122,697	10.17	136,176	9.79	147,545	10.65	127,342	9.39
Construction	400	0.04	4,513	0.37	32,907	2.37	60,571	4.36	149,517	11.03
Other	1,532	0.15	2,513	0.21	3,728	0.27	9,307	0.67	16,244	1.20
Total mortgage loans	1,038,919	99.29	1,196,700	99.14	1,381,380	99.34	1,375,310	99.23	1,342,248	99.00

Commercial business loans	6,620	0.63	9,183	0.76	8,633	0.62	10,054	0.73	12,911	0.95
Consumer loans	857	0.08	1,151	0.10	625	0.04	509	0.04	734	0.05
Total loans held for investment, gross	1,046,396	100.00%	1,207,034	100.00%	1,390,638	100.00%	1,385,873	100.00%	1,355,893	100.00%

Undisbursed loan funds	-		(305)		(7,864)		(25,484)		(84,024)
Deferred loan costs, net	3,365		4,245		5,261		5,152		3,417
Allowance for loan losses	(43,501)		(45,445)		(19,898)		(14,845)		(10,307)
Total loans held for investment, net	$ 1,006,260		$ 1,165,529		$ 1,368,137		$ 1,350,696		$ 1,264,979

Maturity of Loans Held for Investment.  The following table sets forth information at June 30, 2010 regarding the dollar amount of principal payments becoming contractually due during the periods indicated for loans held for investment.  Demand loans, loans having no stated schedule of principal payments, loans having no stated maturity, and overdrafts are reported as becoming due within one year.  The table does not include any estimate of prepayments, which can significantly shorten the average life of loans held for investment and may cause the Bank’s actual principal payment experience to differ materially from that shown below.

		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
(In Thousands)

Mortgage loans:
Single-family	$ 704	$ 1,406	$ 516	$ 4,551	$ 575,949	$ 583,126
Multi-family	1,041	922	13,762	105,021	222,805	343,551
Commercial real estate	1,541	13,055	24,459	62,571	8,684	110,310
Construction	400	-	-	-	-	400
Other	-	1,532	-	-	-	1,532
Commercial business loans	2,424	1,707	1,821	668	-	6,620
Consumer loans	857	-	-	-	-	857
Total loans held for investment, gross	$ 6,967	$ 18,622	$ 40,558	$ 172,811	$ 807,438	$ 1,046,396

The following table sets forth the dollar amount of all loans held for investment due after June 30, 2011 which have fixed and floating or adjustable interest rates.

			Floating or
			Adjustable
	Fixed-Rate	% (1)	Rate	% (1)
(In Thousands)

Mortgage loans:
Single-family	$ 4,310	1%	$ 578,112	99%
Multi-family	15,624	5%	326,886	95%
Commercial real estate	21,786	20%	86,983	80%
Other	-		1,532	100%
Commercial business loans	2,290	55%	1,906	45%
Total loans held for investment, gross	$ 44,010	4%	$ 995,419	96%

(1) As percentage of each category.

Scheduled contractual principal payments of loans do not reflect the actual life of such assets.  The average life of loans is substantially less than their contractual terms because of prepayments.  In addition, due-on-sale clauses generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property that secures the loan.  The average life of mortgage loans tends to increase, however, when current market interest rates are substantially higher than the interest rates on existing loans held for investment and, conversely, decrease when the interest rates on existing loans held for investment are substantially higher than current market interest rates, as borrowers are generally less inclined to refinance their loans when market rates increase and more inclined to refinance their loans when market rates decrease.

Single-Family Mortgage Loans.  The Bank’s predominant lending activity is the origination by PBM of loans secured by first mortgages on owner-occupied, single-family (one to four units) residences in the communities where the Bank has established full service branches and loan production offices.  At June 30, 2010, total single-family loans held for investment decreased to $583.1 million, or 55.7% of the total loans held for investment, from $694.4 million, or 57.5% of the total loans held for investment, at June 30, 2009.  The decrease in the single-family loans in fiscal 2010 was primarily attributable to loan principal payments and real estate owned acquired in the settlement of loans, partly offset by new loans originated for investment.

The Bank’s residential mortgage loans are generally underwritten and documented in accordance with guidelines established by major Wall Street firms, institutional loan buyers, Freddie Mac, Fannie Mae and the Federal Housing Administration (collectively, “the secondary market”).  All government insured loans are generally underwritten and documented in accordance with the guidelines established by Freddie Mac, Fannie Mae, the Department of Housing and Urban Development (“HUD”), Federal Housing Administration (“FHA”) and the Veterans’ Administration (“VA”).  Loans are normally classified as either conforming (meeting agency criteria) or non-conforming (meeting an investor’s criteria).  These non-conforming loans are additionally classified as “A” or “Alt-A”.  The “A” loans are typically those that exceed agency loan limits but closely mirror agency underwriting criteria. The “Alt-A” loans are underwritten to expanded guidelines allowing a borrower with good credit a broader range of product choices.  The “Alt-A” criteria includes interest-only loans, stated income loans and greater than 30-year amortization loans.  Given the recent market environment, PBM curtailed the origination of “Alt-A” non-conforming loans in the third quarter of fiscal 2008 and has expanded the production of FHA, VA, Freddie Mac and Fannie Mae loans.

Until September 2008, the Bank offered closed-end, fixed-rate home equity loans that were secured by the borrower’s primary residence.  These loans did not exceed 100% of the appraised value of the residence and have terms of up to 15 years requiring monthly payments of principal and interest.  At June 30, 2010, home equity loans amounted to $2.0 million or 0.4% of single-family loans held for investment, as compared to $2.6 million or 0.4% of single-family loans held for investment at June 30, 2009.  The Bank also offered secured lines of credit, which are generally secured by a second mortgage on the borrower’s primary residence.  Secured lines of credit have an interest rate that is typically one to two percentage points above the prime lending rate.  As of June 30, 2010 and 2009, the outstanding secured lines of credit were $1.3 million and $1.8 million, respectively.  The Bank also curtailed the origination of home equity loans and secured lines of credit in the second quarter of fiscal 2008 as a result of the deterioration in single-family real estate values.

The Bank offers adjustable rate mortgage (“ARM”) loans at rates and terms competitive with market conditions.  Substantially all of the ARM loans originated by the Bank meet the underwriting standards of the secondary market.  The Bank offers several ARM products, which adjust monthly, semi-annually, or annually after an initial fixed period ranging from one month to five years subject to a limitation on the annual increase of one to two percentage points and an overall limitation of three to six percentage points.  The following indexes, plus a margin of 2.00% to 3.25%, are used to calculate the periodic interest rate changes; the London Interbank Offered Rate (“LIBOR”), the FHLB Eleventh District cost of funds (“COFI”), the 12-month average U.S. Treasury (“12 MAT”) or the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year (“CMT”).  Loans based on the LIBOR index constitute a majority of the Bank’s loans held for investment.  The majority of the ARM loans held for investment have three or five-year fixed periods prior to the first adjustment (“3/1 or 5/1 hybrids”), and do not require principal amortization for up to 120 months.  Loans of this type have embedded interest rate risk if interest rates should rise during the initial fixed rate period.  Given the recent market environment, the production of ARM loans has been substantially reduced in favor of fixed rate mortgages.

The reset of interest rates on ARM loans, primarily interest-only single-family loans, to fully-amortizing status has not created a payment shock for most borrowers primarily because the majority of loans are repricing at 2.75% over six-month LIBOR, which has resulted in a lower interest rate than the borrower’s pre-adjustment interest rate.  Management expects that the economic recovery will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for foreseeable future, though the continuation of current economic conditions may increase the risk of delinquencies and defaults.  The higher delinquency level experienced by the Corporation in fiscal 2010 and 2009 were primarily due to higher unemployment, the recession and the decline in real estate values, particularly in Southern California.

In fiscal 2006, during the Bank’s 50th Anniversary, the Bank offered 50-year single-family mortgage loans.  At June 30, 2010, the Bank had 38 loans outstanding for $14.9 million with a 50-year term, compared to 41 loans for $16.4 million at June 30, 2009.

As of June 30, 2010, the Bank had $60.9 million in mortgage loans that are subject to negative amortization, which consist of $38.4 million of multi-family loans, $12.9 million of commercial real estate loans and $9.6 million of single-family loans.  This compares to $66.5 million at June 30, 2009, which consisted of $41.1 million of multi-family loans, $15.3 million of commercial real estate loans, $10.0 million of single-family loans and $100,000 of commercial business loans.  Negative amortization involves a greater risk to the Bank because the credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as a collateral for the loan does not increase proportionally.  Negative amortization is only permitted up to a specific level, typically up to 115% of the original loan amount, and the payment on such loans is subject to increased payments when the level is reached, adjusting periodically as provided in the loan documents and potentially resulting in higher payment by the borrower.  The adjustment of these loans to higher payment requirements can be a substantial factor in higher delinquency levels because the borrower may not be able to make the higher payments.  Also, real estate values may decline and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their mortgages to pay off their mortgage obligation.

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

In addition to fully amortizing ARM loans, the Bank has interest-only ARM loans, which typically have a fixed interest rate for the first three to five years, followed by a periodic adjustable interest rate, coupled with an interest only payment of three to ten years, followed by a fully amortizing loan payment for the remaining term.  As of June 30, 2010 and 2009, interest-only, first trust deed, ARM loans were $309.9 million and $485.6 million, or 29.5% and 40.1%, respectively, of the loans held for investment.  Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in the Bank’s cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates.  Because of these characteristics, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank’s cost of funds.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of June 30, 2010:

	Outstanding	Weighted-Average	Weighted-Average	Weighted-Average
(Dollars in Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 309,874	735	73%	3.89 years
Stated income (5)	$ 300,479	731	72%	4.51 years
FICO less than or equal to 660	$ 18,311	641	70%	5.24 years
Over 30-year amortization	$ 20,399	739	67%	4.76 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $40.5 million of “Interest only,” $44.8 million of “Stated income,” $2.3 million of “FICO less than or equal to 660,” and $1.4 million of “Over 30-year amortization” balances were non-performing.

(2)
The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party.  A higher FICO score indicates a greater degree of creditworthiness.  Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower.

(3)	Loan-to-value (“LTV”) is the ratio calculated by dividing the original loan balance by the lower of the original appraised value or purchase price of the real estate collateral.
(4)	Seasoning describes the number of years since the funding date of the loan.
(5)	Stated income is defined as borrower stated income on his/her loan application, which is not subject to verification during the loan origination process.

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

Since fiscal 2009, the Bank has implemented more conservative underwriting standards commensurate with the less favorable real estate market conditions.  The Bank requires verified documentation of income and assets, has limited the maximum loan-to-value to the lower of 90% of the appraised value or purchase price of the property, requires borrower paid or lender paid mortgage insurance for loan-to-value ratios greater than 75% (up to 80%), eliminated cash-out refinance programs, and limits the loan-to-value on non-owner occupied transactions to the lower of 65% of the appraised value or purchase price of the property.

A decline in real estate values subsequent to the time of origination of our real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statues, regulations and policies and acts of nature, such as earthquakes and other natural disasters particular to California where substantially all of our real estate collateral is located.  If real estate values continue to decline further from the levels at the time of loan origination, the value of our real estate collateral securing the loans could be significantly reduced.  The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  Additionally, the Corporation does not periodically update LTV on its loans held for investment by obtaining new appraisals or broker price opinions  unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower. Therefore, it is reasonable to assume that the LTV ratios disclosed in the following table may be understated in comparison to their current LTV ratios as a result of their year of origination, the subsequent general decline in real estate values that may have occurred and the specific location of the individual properties. The Corporation cannot quantify the current LTVs of its loans held for investment or quantify the impact of the decline in real estate values to the original LTVs of its loans held for investment by loan type, geography, or other subsets.

The following table provides a detailed breakdown of the Bank’s single-family, first trust deed, mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2010:

	Calendar Year of Origination
(Dollars In Thousands)	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	YTD June 30, 2010	Total

Loan balance	$ 13,123	$ 23,036	$ 81,246	$ 180,460	$ 147,970	$ 90,250	$ 41,154	$ 1,606	$ 756	$ 579,601
Weighted average LTV (1)	51%	69%	75%	72%	70%	73%	75%	58%	73%	72%
Weighted average age (in years)	14.17	6.84	5.79	4.94	3.96	2.98	2.24	1.11	0.09	4.58
Weighted average FICO	696	722	721	731	742	733	743	750	731	733
Number of loans	143	90	246	466	330	173	75	6	2	1,531

Geographic breakdown (%):
Inland Empire	36%	40%	30%	30%	28%	29%	26%	100%	100%	30%
Southern California (other than Inland Empire)	58%	56%	63%	62%	53%	41%	47%	- %	- %	55%
Other California	4%	4%	6%	7%	17%	29%	27%	- %	- %	14%
Other states	2%	- %	1%	1%	2%	1%	- %	- %	- %	1%
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in single-family real estate values, the weighted average LTV presented above may be significantly understated to current market values.

Multi-Family and Commercial Real Estate Mortgage Loans.  At June 30, 2010, multi-family mortgage loans were $343.6 million and commercial real estate loans were $110.3 million, or 32.8% and 10.5%, respectively, of loans held for investment.  Consistent with its strategy to diversify the composition of loans held for investment, the Bank has made the origination and purchase of multi-family and commercial real estate loans a priority.  At June 30, 2010, the Bank had 454 multi-family and 143 commercial real estate loans in loans held for investment.

Multi-family mortgage loans originated by the Bank are predominately adjustable rate loans, including 3/1, 5/1 and 10/1 hybrids, with a term to maturity of 10 to 30 years and a 25 to 30 year amortization schedule.  Commercial real estate loans originated by the Bank are also predominately adjustable rate loans, including 3/1 and 5/1 hybrids, with a term to maturity of 10 years and a 25 year amortization schedule.  Rates on multi-family and commercial real estate ARM loans generally adjust monthly, quarterly, semi-annually or annually at a specific margin over the respective interest rate index, subject to annual interest rate caps and life-of-loan interest rate caps.  At June 30, 2010, $245.0 million, or 79.7%, of the Bank’s multi-family loans were secured by five to 36 unit projects and were primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego counties.  The Bank’s commercial real estate loan portfolio generally consists of loans secured by small office buildings, light industrial centers, mini warehouses and small retail centers, primarily located in Southern California.  The Bank originates multi-family and commercial real estate loans in amounts typically ranging from $350,000 to $4.0 million.  At June 30, 2010, the Bank had 59 commercial real estate and multi-family loans with principal balances greater than $1.5 million totaling $143.0 million, all of which were performing in accordance with their terms as of June 30, 2010.  The Bank obtains appraisals on properties that secure multi-family and commercial real estate loans.  Underwriting of multi-family and commercial real estate loans includes, among other considerations, a thorough analysis of the cash flows generated by the property to support the debt service and the financial resources, experience and income level of the borrowers and guarantors.

Multi-family and commercial real estate loans afford the Bank an opportunity to receive higher interest rates than those generally available from single-family mortgage loans.  However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and are more susceptible to default as a result of general economic conditions and, therefore, involve a greater degree of risk than single-family residential mortgage loans.  Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be impacted by adverse conditions in the real estate market or the economy.  The multi-family and commercial real estate loans are primarily located in Los Angeles, Orange, Riverside, San Bernardino and San Diego counties.  At June 30, 2010, the Bank had $6.5 million, net of specific loan loss reserves, of non-performing multi-family loans and $1.7 million, net of specific loan loss reserves, of non-performing commercial real estate loans, with no other multi-family or commercial real estate loans past due 30 to 89 days.  Non-performing loans and delinquent loans may increase as a result of the general decline in Southern California real estate markets and poor general economic conditions.

The following table provides a detailed breakdown of the Bank’s multi-family mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2010:

	Calendar Year of Origination
(Dollars In Thousands)	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	YTD June 30, 2010	Total

Loan balance	$ 6,048	$ 16,981	$ 41,536	$ 57,080	$ 101,408	$ 101,744	$ 16,297	$ 1,617	$ 840	$ 343,551
Weighted average LTV (1)	39%	56%	51%	53%	56%	56%	51%	49%	70%	55%
Weighted average debt coverage ratio (2)	1.89x	1.43x	1.46x	1.29x	1.27x	1.25x	1.39x	1.21x	1.27x	1.31x
Weighted average age (in years)	10.05	6.88	6.01	4.99	4.03	2.98	2.18	1.36	0.24	4.26
Weighted average FICO	740	731	711	708	712	701	755	735	772	716
Number of loans	14	30	57	92	113	122	22	1	3	454

Geographic breakdown (%):
Inland Empire	36%	5%	21%	7%	12%	3%	9%	- %	- %	10%
Southern California (other than Inland Empire)	64%	87%	75%	65%	60%	83%	89%	100%	39%	72%
Other California	- %	8%	3%	28%	25%	14%	2%	- %	61%	17%
Other states	- %	- %	1%	- %	3%	- %	- %	- %	- %	1%
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in multi-family real estate values, the weighted average LTV presented above may be significantly understated to current market values.

 (2)  At time of loan origination.

The following table provides a detailed breakdown of the Bank’s commercial real estate mortgage loans held for investment by the calendar year of origination and geographic location as of June 30, 2010:

	Calendar Year of Origination
(Dollars In Thousands)	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	YTD June 30, 2010	Total (3) (4)

Loan balance	$ 9,374	$ 12,682	$ 10,731	$ 16,700	$ 21,865	$ 20,979	$ 6,279	$ 11,129	$ 571	$ 110,310
Weighted average LTV (1)	47%	46%	53%	49%	57%	54%	38%	59%	55%	52%
Weighted average debt coverage ratio (2)	1.44x	1.64x	2.33x	2.14x	2.36x	2.37x	1.74x	1.07x	1.60x	2.00x
Weighted average age (in years)	10.25	7.01	5.97	4.95	3.91	3.00	2.18	1.00	0.12	4.58
Weighted average FICO	735	729	713	699	721	715	756	722	714	719
Number of loans	15	21	19	22	25	23	10	5	3	143

Geographic breakdown (%):
Inland Empire	90%	53%	53%	66%	21%	43%	7%	85%	67%	50%
Southern California (other than Inland Empire)	9%	47%	47%	34%	78%	48%	93%	- %	33%	46%
Other California	1%	- %	- %	- %	1%	9%	- %	- %	- %	2%
Other states	- %	- %	- %	- %	- %	- %	- %	15%	- %	2%
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Current loan balance in comparison to the original appraised value.  Due to the decline in commercial real estate values, the weighted average LTV presented  above may be significantly understated to current market values.

(2)	At time of loan origination.
(3)
Comprised of the following: $28.3 million in Retail; $26.8 million in Office; $10.6 million in Light Industrial/Manufacturing; $10.5 million in Medical/Dental Office; $10.0 million in Mixed Use; $6.0 million in Warehouse; $3.6 million in Restaurant/Fast Food; $3.5 million in Mini-Storage; $3.1 million in Research and Development; $2.6 million in Mobile Home Parks; $1.9 million in Hotel and Motel; $1.9 million in School; $1.1 million in Automotive - Non Gasoline; and $367,000 in Other.

(4)	Consists of $71.1 million or 64.5% in investment properties and $39.2 million or 35.5% in owner occupied properties.

Construction Mortgage Loans.  The Bank originates two types of construction loans: short-term construction loans and construction/permanent loans.  At June 30, 2010, the Bank’s construction loans (gross of undisbursed loan funds) were $400,000, a decrease of $4.1 million, or 91%, during fiscal 2010.  Undisbursed loan funds at June 30, 2010 and 2009 were $0 and $87,000, respectively.  The decrease in construction loans was primarily attributable to management’s decision in fiscal 2006 to reduce tract construction loan originations (given anticipated unfavorable real estate market conditions).  The decrease was also attributable to $2.0 million of loan payoffs, $1.8 million of loans converted to real estate owned and $265,000 of loans converted to permanent loans.  Total loan originations of construction mortgage loans in fiscal 2010 and 2009 were $0 and $265,000, respectively.

The composition of the Bank’s construction loan portfolio is as follows:

	At June 30,
	2010		2009
	Amount	Percent	Amount	Percent
(Dollars In Thousands)

Short-term construction	$ 400	100.00%	$ 4,248	94.13%
Construction/permanent	-	-	265	5.87
	$ 400	100.00%	$ 4,513	100.00%

Short-term construction loans include three types of loans: custom construction, tract construction, and speculative construction.  Additionally, the Bank makes short-term (18 to 36 month) lot loans to facilitate land acquisition prior to the start of construction.  See “Other mortgage loans” below.  The Bank provides construction financing for single-family, multi-family and commercial real estate properties.  As of June 30, 2010, total commercial real estate construction loans were $400,000 with no undisbursed loan funds.  The Bank has no single-family or multi-family construction loans as of June 30, 2010.  Custom construction loans are made to individuals who, at the time of application, have a contract executed with a builder to construct their residence.  Custom construction loans are generally originated for a term of 12 months, with adjustable interest rates at the prime lending rate plus a margin and with loan-to-value ratios of up to 80% of the appraised value of the completed property.  The Bank may or may not allow interest reserves as part of the loan amount.  The owner secures long-term permanent financing at the completion of construction.  At June 30, 2010, there were no custom construction loans.  In fiscal 2006, the Bank significantly curtailed its construction loan programs because it believed that real estate values were unsustainable and the perceived risks associated with these types of loans.

The Bank makes tract construction loans to subdivision builders.  These subdivisions are usually financed and built in phases.  A thorough analysis of market trends and demand within the area are reviewed for feasibility.  Generally, significant presales are required prior to commencement of construction.  Tract construction may include the building and financing of model homes under a separate loan.  The terms for tract construction loans range from 12 to 18 months with interest rates floating from 1.0% to 2.0% above the prime lending rate.  The Bank may or may not allow interest reserves as part of the loan amount.  At June 30, 2010, there were no tract construction loans.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed sale contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home.  The home buyer may be identified during or after the construction period.  The builder may be required to debt service the speculative construction loan for a significant period of time after the completion of construction until the homebuyer is identified.  At June 30, 2010, there were no speculative construction loans.

Construction/permanent loans automatically roll from the construction to the permanent phase.  The construction phase of a construction/permanent loan generally lasts nine to 12 months and the interest rate charged is generally floating at prime or above and with a loan-to-value ratio of up to 80% of the appraised value of the completed property.

Construction loans under $1.0 million are approved by Bank personnel specifically designated to approve construction loans.  The Bank’s Loan Committee, comprised of the Chief Executive Officer, Chief Lending Officer,

Chief Financial Officer, Senior Vice President – PBM, Vice President – Loan Administration and Vice President – Business Banking Manager, approves all construction loans over $1.0 million.  Prior to approval of any construction loan, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, and analyzes the pro-forma data and assumptions on the project.  In the case of a tract or speculative construction loan, the Bank reviews the experience and expertise of the builder.  The Bank obtains credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert report necessary to evaluate the proposed project.  In the event of cost overruns, the Bank requires the borrower to deposit their own funds into a loan-in-process account, which the Bank disburses consistent with the completion of the subject property pursuant to a revised disbursement schedule.

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

Other mortgage loans.  At June 30, 2010, other mortgage loans, which consisted of land loans, were $1.5 million, or 0.2%, of the Bank’s loans held for investment, a decrease of $1.0 million, or 40%, during fiscal 2010.  The Bank makes land loans, primarily lot loans, to accommodate borrowers who intend to build on the land within a specified period of time.  The majority of these land loans are for the construction of single-family residences; however, the Bank may make short-term loans on a limited basis for the construction of commercial properties.  The terms generally require a fixed rate with maturity between 18 to 36 months.

Participation Loan Purchases and Sales.  In an effort to expand production and diversify risk, the Bank purchases loan participations, with collateral primarily in California, which allows for greater geographic distribution of the Bank’s loans and increases loan production volume.  The Bank solicits other lenders to purchase participating interests in multi-family and commercial real estate loans.  The Bank generally purchases between 50% and 100% of the total loan amount. When the Bank purchases a participation loan, the lead lender will usually retain a servicing fee, thereby decreasing the loan yield.  This servicing fee is primarily offset by a reduction in the Bank’s operating expenses.  All properties serving as collateral for loan participations are inspected by an employee of the Bank or a third party inspection service prior to being approved by the Loan Committee and the Bank relies upon the same underwriting criteria required for those loans originated by the Bank.  As of June 30, 2010, all loans serviced by others are performing according to their contractual agreements, except one loan of $400,000 (classified as substandard).  As of June 30, 2010, total loans serviced by other financial institutions were $22.0 million, down from $125.4 million at June 30, 2009.  The decrease was primarily attributable to the Bank’s decision in September 2009 to acquire the servicing rights of approximately $95.3 million of loans serviced by others who no longer met their contractual loan servicing covenants, resulting in a 25 basis point increase in the loan yield of these loans.  No fee was paid to the loan servicer for the transfer.

The Bank also sells participating interests in loans when it has been determined that it is beneficial to diversify the Bank’s risk.  Participation sales enable the Bank to maintain acceptable loan concentrations and comply with the Bank’s loans to one borrower policy.  Generally, selling a participating interest in a loan increases the yield to the Bank on the portion of the loan that is retained.  The Bank did not sell any participation loans in fiscal 2010 and 2009.

Commercial Business Loans.  The Bank has a Business Banking Department that primarily serves businesses located within the Inland Empire.  Commercial business loans allow the Bank to diversify its lending and increase the average loan yield.  As of June 30, 2010, commercial business loans were $6.6 million, or 0.6% of loans held for investment, a decrease of $2.6 million, or 28%, during fiscal 2010.  These loans represent secured and unsecured lines of credit and term loans secured by business assets.

Commercial business loans are generally made to customers who are well known to the Bank and are generally secured by accounts receivable, inventory, business equipment and/or other assets.  The Bank’s commercial business loans may be structured as term loans or as lines of credit.  Lines of credit are made at variable rates of interest equal to a negotiated margin above the prime rate and term loans are at a fixed or variable rate.  The Bank may also require personal guarantees from financially capable parties associated with the business based on a review of personal financial statements.  Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less.  Commercial lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year or less.

Commercial business loans involve greater risk than residential mortgage loans and involve risks that are different from those associated with residential and commercial real estate loans.  Real estate loans are generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may not be collectible and inventories and equipment may be obsolete or of limited use.  Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary and oftentimes an insufficient source of repayment.  At June 30, 2010, the Bank has $567,000 of non-performing commercial business loans.  During fiscal 2010, the Bank had net charge-offs of $893,000 on commercial business loans.

Consumer Loans.  At June 30, 2010, the Bank’s consumer loans were $857,000, or 0.1% of the Bank’s loans held for investment, a decrease of $294,000, or 26%, during fiscal 2010.  The Bank offers open-ended lines of credit on either a secured or unsecured basis.  The Bank offers secured savings lines of credit which have an interest rate that is four percentage points above the FHLB Eleventh District COFI, which adjusts monthly.  Secured savings lines of credit at June 30, 2010 and 2009 were $580,000 and $904,000, respectively, and are included in consumer loans.

Consumer loans potentially have a greater risk than residential mortgage loans, particularly in the case of loans that are unsecured.  Consumer loan collections are dependent on the borrower’s ongoing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  At June 30, 2010, the Bank had $1,000 of consumer loans accounted for on a non-performing basis.

Mortgage Banking Activities

General.  Mortgage banking involves the origination and sale of single-family mortgages (first and second trust deeds), including equity lines of credit, by PBM (which operates as a division of the Bank) for the purpose of generating gains on sale of loans and fee income on the origination of loans.  PBM also originates single-family loans to be held for investment.  Due to the recent economic and real estate conditions and consistent with the Bank’s short-term strategy, PBM has been limited to originating loans for sale, primarily to institutional investors.  Given current pricing in the mortgage markets, the Bank sells the majority of its loans on a servicing-released basis.  Generally, the level of loan sale activity and, therefore, its contribution to the Bank’s profitability depends on maintaining a sufficient volume of loan originations.  Changes in the level of interest rates and the local economy affect the number of loans originated by PBM and, thus, the amount of loan sales, net interest income and loan fees earned.  Originations of loans during fiscal 2010, 2009 and 2008 were $1.80 billion, $1.33 billion and $514.9 million, respectively.  The increase in loan originations in fiscal 2010 was primarily due to relatively low mortgage interest rates and less competition.  The low mortgage rates were primarily a result of the actions taken by the U.S. Department of Treasury and Federal Reserve to reduce interest rates in response to the global credit crisis.  Of the total PBM loan originations, loans originated for investment were $818,000, $9.4 million and $119.3 million in fiscal 2010, 2009 and 2008, respectively.  The decrease in the PBM loans originated for investment was in line with the Corporation’s short-term strategy to deleverage balance sheets in order to mitigate credit and liquidity risks and to improve capital ratios.

Loan Solicitation and Processing.  The Bank’s mortgage banking operations consist of both wholesale and retail loan originations.  The Bank’s wholesale loan production utilizes a network of approximately 1,027 loan brokers approved by the Bank who originate and submit loans at a markup over the Bank’s daily published price.  Wholesale loans originated for sale in fiscal 2010, 2009 and 2008 were $1.34 billion, $1.06 billion and $260.1 million, respectively.  PBM has two regional wholesale lending offices: one in Pleasanton and one in Rancho Cucamonga, California, housing wholesale representatives, underwriters and processors.

PBM’s retail loan production utilizes loan officers, underwriters and processors.  PBM’s loan officers generate retail loan originations primarily through referrals from realtors, builders, employees and customers.  As of June 30, 2010, PBM operated stand-alone retail loan production offices in City of Industry, Escondido, Glendora, Rancho Cucamonga and Riverside (2), California.  Generally, the cost of retail operations exceeds the cost of wholesale operations as a result of the additional employees needed for retail operations.  The revenue per mortgage for retail originations is, however, generally higher since the origination fees are retained by the Bank.  Retail loans originated for sale in fiscal 2010, 2009 and 2008 were $464.1 million, $259.3 million and $135.5 million, respectively.

The Bank requires evidence of marketable title, lien position, loan-to-value, title insurance and appraisals on all properties.  The Bank also requires evidence of fire and casualty insurance on the value of improvements.  As stipulated by federal regulations, the Bank requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

Loan Commitments and Rate Locks.  The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events.  Such commitments are made with specified terms and conditions.  Interest rate locks are generally offered to prospective borrowers for up to a 60-day period.  The borrower may lock in the rate at any time from application until the time they wish to close the loan.  Occasionally, borrowers obtaining financing on new home developments are offered rate locks for up to 120 days from application.  The Bank’s outstanding commitments to originate loans to be held for sale were $146.4 million at June 30, 2010 (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).  When the Bank issues a loan commitment to a borrower, there is a risk to the Bank that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold.  To control the interest rate risk caused by mortgage banking activities, the Bank uses loan sale commitments and over-the-counter put and call option contracts related to mortgage-backed securities.  If the Bank is unable to reasonably predict the amount of loan commitments which may not fund (fallout), the Bank may enter into “best-efforts” loan sale commitments (see “Derivative Activities” on page 19 of this Form 10-K).

Loan Origination and Other Fees.  The Bank may receive origination points and loan fees.  Origination points are a percentage of the principal amount of the mortgage loan, which is charged to a borrower for funding a loan.  The amount of points charged by the Bank ranges from 0% to 2.5%.  Current accounting standards require points and fees received for originating loans held for investment (net of certain loan origination costs) to be deferred and amortized into interest income over the contractual life of the loan.  Origination fees and costs for loans originated for sale are deferred until the related loans are sold.  Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income or expense at the time of prepayment or sale.  At June 30, 2010, the Bank had $3.4 million of unamortized deferred loan origination costs (net) in loans held for investment.

Loan Originations, Sales and Purchases.   The Bank’s mortgage originations include loans insured by the FHA and VA as well as conventional loans.  Except for loans originated as held for investment, loans originated through mortgage banking activities are intended for eventual sale into the secondary market.  As such, these loans must meet the origination and underwriting criteria established by investors.  The Bank sells a large percentage of the mortgage loans that it originates as whole loans to institutional investors.  The Bank also sells conventional whole loans to Fannie Mae and Freddie Mac (see “Derivative Activities” on page 19 of this Form 10-K).

The following table shows the Bank’s loan originations, purchases, sales and principal repayments during the periods indicated.

	Year Ended June 30,
	2010	2009	2008
(In Thousands)

Loans originated for sale:
Retail originations	$ 464,145	$ 259,348	$ 135,470
Wholesale originations	1,336,686	1,058,275	263,256
Total loans originated for sale (1)	1,800,831	1,317,623	398,726

Loans sold:
Servicing released	(1,778,684)	(1,204,492)	(368,925)
Servicing retained	(2,541)	(193)	(4,534)
Total loans sold (2)	(1,781,225)	(1,204,685)	(373,459)

Loans originated for investment:
Mortgage loans:
Single-family	1,209	8,885	115,175
Multi-family	841	6,250	36,950
Commercial real estate	1,872	8,473	14,993
Construction	-	265	13,157
Other	-	3,363	1,708
Commercial business loans	-	938	1,214
Consumer loans	124	557	249
Total loans originated for investment (3)	4,046	28,731	183,446

Loans purchased for investment:
Mortgage loans:
Multi-family	-	595	96,402
Commercial real estate	-	-	1,996
Construction	-	-	400
Other	-	-	1,000
Total loans purchased for investment	-	595	99,798

Mortgage loan principal repayments	(125,427)	(166,608)	(253,059)
Real estate acquired in the settlement of loans	(59,038)	(63,445)	(28,006)
Increase in other items, net (4)	25,754	2,765	17,119
Net (decrease) increase in loans held for investment, loans held for sale at fair value and loans held for sale at lower of cost or market	$ (135,059)	$ (85,024)	$ 44,565

(1)	Includes PBM loans originated for sale during fiscal 2010, 2009 and 2008 totaling $1.80 billion, $1.32 billion and $395.6 million, respectively.
(2)	Includes PBM loans sold during fiscal 2010, 2009 and 2008 totaling $1.78 billion, $1.20 billion and $368.3 million, respectively.
(3)	Includes PBM loans originated for investment during fiscal 2010, 2009 and 2008 totaling $818, $9.4 million, and $119.3 million, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses and fair value of loans held for sale.

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

Loans previously sold by the Bank to the FHLB – San Francisco under its Mortgage Partnership Finance (“MPF”) program also have a recourse provision.  The FHLB – San Francisco absorbs the first four basis points of loss, and a credit scoring process is used to calculate the recourse amount to the Bank.  All losses above this calculated recourse amount are the responsibility of the FHLB – San Francisco in addition to the first four basis points of loss.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  FHLB – San Francisco discontinued the MPF program on October 6, 2006.  As of June 30, 2010, the Bank serviced $110.5 million of loans under this program and has established a recourse reserve of $122,000.  A net loss of $19,000 was recognized in fiscal 2010, while no losses were recognized in fiscal 2009 and 2008 under this program.

Occasionally, the Bank is required to repurchase loans sold to Fannie Mae, Freddie Mac or institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 30 days past due within 120 days of the loan funding date.  During fiscal 2010, the Bank repurchased $368,000 of single-family mortgage loans as compared to $4.0 million in fiscal 2009 and $4.5 million in fiscal 2008.  Many additional repurchase requests were settled that did not result in the repurchase of the loan itself.

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

Under mandatory loan sale commitments, usually with Fannie Mae, Freddie Mac or institutional investors, the Bank is obligated to sell certain dollar amounts of mortgage loans that meet specific underwriting and legal criteria before the expiration of the commitment period.  These terms include the maturity of the individual loans, the yield to the purchaser, the servicing spread to the Bank (if servicing is retained) and the maximum principal amount of the individual loans.  The mandatory loan sale commitments protect loan sale prices from interest rate fluctuations that may occur from the time the interest rate of the loan is established to the time of its sale.  The amount of and delivery date of the loan sale commitments are based upon management’s estimates as to the volume of loans that will close and the length of the origination commitments.  The mandatory loan sale commitments do not provide complete interest-rate protection, however, because of the possibility of fallout (i.e., the failure to fund) during the origination process.  Differences between the estimated volume and timing of loan originations and the actual volume and timing of loan originations can expose the Bank to significant losses.  If the Bank is not able to deliver the mortgage loans during the appropriate delivery period, the Bank may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices.  Similarly, if the Bank has too many loans to deliver, the Bank must execute additional loan sale commitments at current market prices, which may be unfavorable to the Bank.  Generally, the Bank seeks to maintain loan sale commitments equal to the funded loans held for sale at fair value, funded loans held for sale at the lower of cost or market plus those applications that the Bank has rate locked and/or committed to close, adjusted by the projected fallout.  The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the Bank.

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

At June 30, 2010, the Bank had no commitments regarding put option contracts or call option contracts outstanding.  At June 30, 2010, the Bank had outstanding mandatory loan sale commitments of $295.3 million, best-efforts loan sale commitments of $7.9 million and commitments to originate loans to be held for sale of $146.4 million (see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).  Additionally, as of June 30, 2010, the Bank’s loans held for sale at fair value were $170.3 million, which are also covered by the loan sale commitments described above.  For fiscal 2010, the Bank had a net loss of $2.5 million attributable to the underlying derivative financial instruments used to mitigate the interest rate risk of its mortgage banking activities.

Loan Servicing

The Bank receives fees from a variety of institutional investors in return for performing the traditional services of collecting individual loan payments on loans sold by the Bank to such investors.  At June 30, 2010, the Bank was servicing $134.7 million of loans for others, a decline from $156.0 million at June 30, 2009.  The decrease was primarily attributable to loan prepayments.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to and over the period of the estimated net servicing income and are carried at the lower of cost or fair value.  The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees.  The Bank periodically evaluates servicing assets for impairment, which is measured as the excess of cost over fair value.  This review is performed on a disaggregated basis, based on loan type and interest rate.  Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase).  In estimating fair values at June 30, 2010 and 2009, the Bank used a weighted average Constant Prepayment Rate (“CPR”) of 25.59% and 24.60%, respectively, and a weighted-average discount rate of 9.02% and 9.00%, respectively.  The required impairment reserve against servicing assets at June 30, 2010 and 2009 was $82,000 and $72,000, respectively.  The increase in impairment reserve was due primarily to expected higher prepayments resulting from lower mortgage interest rates.  In aggregate, servicing assets had a carrying value of $459,000 and a fair value of $725,000 at June 30, 2010, compared to a carrying value of $522,000 and a fair value of $901,000 at June 30, 2009.

Rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  Interest-only strips are carried at fair value, utilizing the same assumptions used to calculate the value of the underlying servicing assets, with any unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss).  Interest-only strips had a fair value of $247,000, gross unrealized gains of $243,000 and an amortized cost of $4,000 at June 30, 2010, compared to a fair value of $294,000, gross unrealized gains of $243,000 and an amortized cost of $51,000 at June 30, 2009.

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

	At June 30,
	2010				2009				2008
	30 – 89 Days		Non-performing		30 - 89 Days		Non-performing		30 - 89 Days		Non-performing
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
(Dollars in Thousands)
Mortgage loans:
Single-family	18	$ 5,835	165	$ 65,010	22	$ 9,192	199	$ 81,016	16	$ 6,600	64	$ 22,519
Multi-family	-	-	6	8,151	-	-	6	5,643	-	-	-	-
Commercial real estate	-	-	5	2,164	-	-	7	3,368	1	766	1	572
Construction	-	-	1	400	1	400	10	3,816	-	-	12	6,141
Other	-	-	-	-	-	-	1	1,623	-	-	2	590
Commercial business loans	-	-	3	936	-	-	8	1,809	-	-	2	58
Consumer loans	4	14	1	1	9	14	-	-	3	1	3	1
Total	22	$ 5,849	181	$ 76,662	32	$ 9,606	231	$ 97,275	20	$ 7,367	84	$ 29,881

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of specific loan loss reserves, within the meaning of ASC 310-40, “Troubled Debt Restructurings by Creditors,” at the dates indicated.

	At June 30,
	2010	2009	2008	2007	2006
(Dollars In Thousands)

Loans on non-performing status:
Mortgage loans:
Single-family	$ 30,129	$ 35,434	$ 15,975	$ 13,271	$ 1,215
Multi-family	3,945	4,930	-	-	-
Commercial real estate	725	1,255	572	-	-
Construction	350	250	4,716	2,357	1,313
Other	-	-	575	108	-
Commercial business loans	-	198	-	171	-
Consumer loans	1	-	-	-	-
Total	35,150	42,067	21,838	15,907	2,528

Accruing loans past due 90 days or
more	-	-	-	-	-

Restructured loans on non-performing status:
Mortgage loans:
Single-family	19,522	23,695	1,355	-	-
Multi-family	2,541	-	-	-	-
Commercial real estate	1,003	1,406	-	-	-
Construction	-	2,037	-	-	-
Other	-	1,565	-	-	-
Commercial business loans	567	1,048	-	-	-
Total	23,633	29,751	1,355	-	-

Total non-performing loans	58,783	71,818	23,193	15,907	2,528

Real estate owned, net	14,667	16,439	9,355	3,804	-
Total non-performing assets	$ 73,450	$ 88,257	$ 32,548	$ 19,711	$ 2,528

Restructured loans on accrual status:
Mortgage loans:
Single-family	$ 33,212	$ 10,880	$ 9,101	$ -	$ -
Commercial real estate	1,832	-	-	-	-
Other	1,292	240	28	-	-
Total	$ 36,336	$ 11,120	$ 9,129	$ -	$ -

Non-performing loans as a percentage of loans held for investment, net	5.84%	6.16%	1.70%	1.18%	0.20%

Non-performing loans as a percentage of total assets	4.20%	4.55%	1.42%	0.96%	0.16%

Non-performing assets as a percentage of total assets	5.25%	5.59%	1.99%	1.20%	0.16%

The Bank assesses loans individually and identifies impairment when the accrual of interest has been discontinued, loans have been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans are currently performing.  Factors considered in determining impairment include, but are not limited to, expected future cash flows, collateral value, the financial condition of the borrower and current economic conditions. The Bank measures each impaired or non-performing loan based on the fair value of its collateral or discounted cash flow analysis and charges off those loans or portions of loans deemed uncollectible.

During the fiscal year ended June 30, 2010, 111 loans for $53.8 million were modified from their original terms, were re-underwritten at current market interest rates and were identified in the Corporation’s asset quality reports as restructured loans.  This compares to 92 loans for $41.5 million that were modified in the fiscal year ended June 30, 2009.  As of June 30, 2010, the outstanding balance of modified (restructured) loans was $60.0 million, comprised of 142 loans.  These restructured loans are classified as follows: 71 loans are classified as pass, are not included in the classified asset totals and remain on accrual status ($32.3 million); six loans are classified as special mention and remain on accrual status ($4.0 million); 63 loans are classified as substandard on non-performing status ($23.7 million); and two loans are classified as loss and fully reserved.  As of June 30, 2010, 81%, or $48.7 million of the restructured loans have a current payment status.  Restructured loans which are initially classified as “Substandard” and placed on non-performing status may be upgraded and placed on accrual status once there is a sustained period of payment performance (usually six months or longer) and there is a reasonable assurance that the payment will continue.

The following table shows the restructured loans by type, net of specific valuation allowances for loan losses, at June 30, 2010:

	June 30, 2010
(In Thousands)	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 24,667	$ (5,145)	$ 19,522
Without a related allowance	33,212	-	33,212
Total single-family loans	57,879	(5,145)	52,734

Multi-family:
With a related allowance	3,678	(1,137)	2,541
Total multi-family loans	3,678	(1,137)	2,541

Commercial real estate:
With a related allowance	491	(151)	340
Without a related allowance	2,495	-	2,495
Total commercial real estate loans	2,986	(151)	2,835

Other:
Without a related allowance	1,292	-	1,292
Total other loans	1,292	-	1,292

Commercial business loans:
With a related allowance	793	(369)	424
Without a related allowance	143	-	143
Total commercial business loans	936	(369)	567
Total restructured loans	$ 66,771	$ (6,802)	$ 59,969

As of June 30, 2010, total non-performing assets were $73.5 million, or 5.25% of total assets, which was primarily comprised of: 160 single-family loans ($48.8 million); six multi-family loans ($6.5 million); five commercial real estate loans ($1.7 million); one construction loan ($350,000); two commercial business loans ($567,000); one consumer loan ($1,000); six single-family loans repurchased from, or unable to sell to investors ($833,000); and real estate owned comprised of 49 single-family properties ($13.6 million), one multi-family property ($193,000), one commercial real estate property ($424,000), one developed lot ($399,000) and 25 undeveloped lots acquired in the settlement of loans ($78,000).  As of June 30, 2010, 34%, or $19.9 million of non-performing loans have a current payment status, primarily restructured loans.  Compared to June 30, 2009, total non-performing assets decreased $14.8 million, or 17%.

Foregone interest income, which would have been recorded for the fiscal year ended June 30, 2010 had the non-performing loans been current in accordance with their original terms, amounted to $3.8 million and was not included in the results of operations for the fiscal year ended June 30, 2010.

As of June 30, 2010, loans which were not disclosed as non-performing loans or restructured loans above but where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms totaled $20.5 million, of which $8.2 million were single-family mortgage loans, $2.8 million were multi-family mortgage loans, $8.1 million were commercial real estate mortgage loans, $1.3 million were other mortgage loans and $75,000 were commercial business loans.

Foreclosed Real Estate.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When a property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs or its market value less the estimated cost of sale.  Subsequent declines in value are charged to operations.  As of June 30, 2010, the real estate owned balance was $14.7 million (77 properties), primarily single-family residences located in Southern California, compared to $16.4 million (80 properties) at June 30, 2009.  In managing the real estate owned properties for quick disposition, the Corporation completes the necessary repairs and maintenance to the individual properties before listing for sale, obtains new appraisals and broker price opinions (“BPO”) to determine current market listing prices, and engages local realtors who are most familiar with real estate sub-markets, among other techniques, which generally results in the quicker disposition of real estate owned.

Asset Classification.  The OTS has adopted various regulations regarding the problem assets of savings institutions.  The regulations require that each institution review and classify its assets on a regular basis.  In addition, in connection with examinations of institutions, OTS examiners have the authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: substandard, doubtful and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  If an asset or portion thereof is classified as loss, the institution establishes a specific valuation allowance for the full amount or for the portion of the asset classified as loss.  All or a portion of general allowances for loan losses established to cover probable losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.  Assets that do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention and are closely monitored by the Bank.

The aggregate amounts of the Bank’s classified assets, including loans designated as special mention, were as follows at the dates indicated:

	At June 30,
	2010	2009
(Dollars In Thousands)

Special mention loans	$ 20,498	$ 24,280
Substandard loans	60,444	75,414
Total classified loans	80,942	99,694

Real estate owned, net	14,667	16,439
Total classified assets	$ 95,609	$ 116,133

Total classified assets as a percentage of total assets	6.83%	7.35%

Classified assets decreased at June 30, 2010 from the June 30, 2009 level primarily due to loan classification upgrades, particularly those restructured loans with satisfactory contractual payments for at least six consecutive months, disposition of real estate owned properties and a general improvement in the real estate market, resulting in fewer delinquent loans.  These classified assets are primarily located in Southern California.

As set forth below, loans classified as special mention and substandard as of June 30, 2010 were comprised of 224 loans totaling $80.9 million.

	Number of
	Loans	Special Mention	Substandard	Total
(Dollars In Thousands)

Mortgage loans:
Single-family	197	$ 8,246	$ 50,562	$ 58,808
Multi-family	9	2,823	6,960	9,783
Commercial real estate	12	8,062	2,005	10,067
Construction	1	-	350	350
Other	1	1,292	-	1,292
Commercial business loans	4	75	567	642
Total	224	$ 20,498	$ 60,444	$ 80,942

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

The Bank’s market area continues to experience difficult general economic conditions.  The Bank anticipates that delinquent loans and net charge-offs will continue to occur through the remainder of calendar 2010 and possibly beyond that time.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover losses inherent in the loans held for investment.  In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other factors, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan. The responsibility for the review of the Bank’s assets and the determination of the adequacy of the allowance lies with the Internal Asset Review Committee (“IAR Committee”).  The Bank adjusts its allowance for loan losses by charging or crediting its provision for loan losses against the Bank’s operations.

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

Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured as prescribed in ASC 310, “Receivables.”  The amount of the specific allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation.  Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level.  Management presents the minutes of the IAR Committee to the Bank’s Board of Directors on a quarterly basis, which summarizes the actions of the Committee.

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

At June 30, 2010, the Bank had an allowance for loan losses of $43.5 million, or 4.14% of gross loans held for investment, compared to an allowance for loan losses at June 30, 2009 of $45.4 million, or 3.75% of gross loans held for investment.  A $21.8 million provision for loan losses was recorded in fiscal 2010, compared to $48.7 million in fiscal 2009.  The decrease in provision for loan losses was attributable to the improvement in credit quality, primarily single-family real estate properties.  Although management believes the best information available is used to make such provisions, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

The Corporation’s first trust deed, single-family mortgage loans held for investment contain certain non-traditional underwriting characteristics (e.g. interest only, stated income, negative amortization, FICO less than or equal to 660, and/or over 30-year amortization schedule) as described in Item 1 – Business – Single-Family Mortgage Loans in the table on page 7 of this Form 10-K.  These loans may have a greater risk of default in comparison to single-family mortgage loans that have been underwritten with more stringent requirements.  As a result, the Corporation may experience higher future levels of non-performing single-family loans that may require additional allowances for loan losses and may adversely affect the Bank’s financial condition and results of operations. As of June 30, 2010, the specific valuation allowance for impaired interest-only loans, impaired stated income loans and impaired negative amortization loans was $9.4 million, $10.3 million and $298,000, respectively, as compared with $16.9 million, $12.6 million and $389,000, respectively as of June 30, 2009 (please note that each loan type may be described in more than one category under the concept generally known as “layered-risk”).

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

Since fiscal 2009, the Bank has implemented more conservative underwriting standards commensurate with the real estate market conditions.  The Bank requires verified documentation of income and assets, has limited the maximum loan-to-value to the lower of 90% of the appraised value or purchase price of the property, requires borrower paid or lender paid mortgage insurance when the loan-to-value ratio exceeds 75%, eliminated cash-out refinance programs, and limits the loan-to-value on non-owner occupied transactions to the lower of 65% of the appraised value or purchase price of the property.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.  Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations.

	Year Ended June 30,
	2010	2009	2008	2007	2006
(Dollars In Thousands)

Allowance at beginning of period	$ 45,445	$ 19,898	$ 14,845	$ 10,307	$ 9,215
Provision for loan losses	21,843	48,672	13,108	5,078	1,134
Recoveries:
Mortgage Loans:
Single-family	442	160	188	-	-
Commercial real estate	192	-	-	-	-
Construction	69	115	32	-	-
Commercial business loans	14	-	-	-	-
Consumer loans	-	1	3	1	2
Total recoveries	717	276	223	1	2

Charge-offs:
Mortgage loans:
Single-family	(20,937)	(22,999)	(6,028)	(535)	-
Multi-family	(597)	-	(335)	-	-
Commercial real estate	(455)	(104)	-	-	-
Construction	(1,597)	(73)	(1,911)	-	-
Other	-	(216)	-	-	-
Commercial business loans	(907)	-	-	-	(41)
Consumer loans	(11)	(9)	(4)	(6)	(3)
Total charge-offs	(24,504)	(23,401)	(8,278)	(541)	(44)

Net charge-offs	(23,787)	(23,125)	(8,055)	(540)	(42)
Allowance at end of period	$ 43,501	$ 45,445	$ 19,898	$ 14,845	$ 10,307

Allowance for loan losses as a percentage of gross loans held for investment	4.14%	3.75%	1.43%	1.09%	0.81%

Net charge-offs as a percentage of average loans receivable, net, during the period	1.96%	1.72%	0.58%	0.04%	- %

Allowance for loan losses as a percentage of non-performing loans at the end of the period	74.00%	63.28%	85.79%	93.32%	407.71%

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

	At June 30,
	2010		2009		2008		2007		2006
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
(Dollars In Thousands)

Mortgage loans:
Single-family	$ 35,708	55.73%	$ 37,057	57.52%	$ 8,779	58.16%	$ 2,893	59.72%	$ 2,382	61.22%
Multi-family	4,957	32.83	3,789	30.87	5,100	28.75	4,255	23.83	2,819	16.16
Commercial real estate	2,064	10.54	2,106	10.17	3,627	9.79	4,000	10.65	3,476	9.39
Construction	50	0.04	1,570	0.37	1,926	2.37	2,973	4.36	788	11.03
Other	89	0.15	94	0.21	107	0.27	261	0.67	301	1.20
Commercial business loans	613	0.63	810	0.76	343	0.62	449	0.73	525	0.95
Consumer loans	20	0.08	19	0.10	16	0.04	14	0.04	16	0.05
Total allowance for loan losses	$ 43,501	100.00%	$ 45,445	100.00%	$ 19,898	100.00%	$ 14,845	100.00%	$ 10,307	100.00%

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

At June 30, 2010, the Bank’s investment securities portfolio was $35.0 million, which primarily consisted of federal agency and government sponsored enterprise obligations.  The Bank’s investment securities portfolio was classified as available for sale.

The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated.

	At June 30,
		2010			2009			2008
		Estimated			Estimated			Estimated
	Amortized	Fair		Amortized	Fair		Amortized	Fair
	Cost	Value	Percent	Cost	Value	Percent	Cost	Value	Percent
(Dollars In Thousands)

Available for sale securities:
U.S. government sponsored enterprise debt securities	$ 3,250	$ 3,317	9.48%	$ 5,250	$ 5,353	4.27%	$ 5,250	$ 5,111	3.34%
U.S. government agency MBS (1)	17,291	17,715	50.61	72,209	74,064	59.12	90,960	90,938	59.39
U.S. government sponsored enterprise MBS (1)	11,957	12,456	35.58	43,016	44,436	35.47	53,847	54,254	35.44
Private issue CMO (2)	1,599	1,515	4.33	1,817	1,426	1.14	2,275	2,225	1.45
Freddie Mac common stock	-	-	-	-	-	-	6	98	0.06
Fannie Mae common stock	-	-	-	-	-	-	1	8	0.01
Other common stock	-	-	-	-	-	-	118	468	0.31
Total investment securities - available for sale	$ 34,097	$ 35,003	100.00%	$ 122,292	$ 125,279	100.00%	$ 152,457	$ 153,102	100.00%

(1)	Mortgage-backed securities (“MBS”)
(2)	Collateralized mortgage obligations (“CMO”)

As of June 30, 2010, the Corporation held investments in a continuous unrealized loss position totaling $84,000, consisting of the following:

	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Private issue CMO	$ -	$ -	$ 1,515	$ 84	$ 1,515	$ 84
Total	$ -	$ -	$ 1,515	$ 84	$ 1,515	$ 84

As of June 30, 2010, the unrealized holding losses relate to two adjustable-rate private issue CMO with an unrealized loss position for more than 12 months, primarily the result of perceived credit and liquidity concerns.  Based on the nature of the investments (e.g. AAA rating, 2003 issuance, weighted average LTV of 58%, weighted average FICO score of 743, over collateralization, and senior tranche position) and the Bank’s ability and intent to hold the investments until maturity, management concluded that such unrealized losses were not other than temporary as of June 30, 2010.

The following table sets forth the outstanding balance, maturity and weighted average yield of the investment securities at June 30, 2010:

	Due in		Due		Due		Due
	One Year		After One to		After Five to		After
	or Less		Five Years		Ten Years		Ten Years		Total
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale securities:
U.S. government sponsored enterprise debt securities	$ -	- %	$ 3,317	4.00%	$ -	- %	$ -	- %	$ 3,317	4.00%
U.S. government agency MBS	-	- %	-	- %	-	- %	17,715	3.31%	17,715	3.31%
U.S. government sponsored enterprise MBS	-	- %	-	- %	-	- %	12,456	2.73%	12,456	2.73%
Private issue CMO	-	- %	-	- %	-	- %	1,515	2.65%	1,515	2.65%
Total investment securities available for sale	$ -	- %	$ 3,317	4.00%	$ -	- %	$ 31,686	3.05%	$ 35,003	3.14%

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

Deposit Accounts.  Substantially all of the Bank’s depositors are residents of the State of California.  Deposits are attracted from within the Bank’s market area by offering a broad selection of deposit instruments, including checking, savings, money market and time deposits.  Deposit account terms vary, differentiated by the minimum balance required, the time periods that the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current interest rates, profitability to the Bank, interest rate risk characteristics, competition and its customers’ preferences and concerns.  Generally, the Bank’s deposit rates are commensurate with the median rates of its competitors within a given market.  The Bank may occasionally pay above-market interest rates to attract or retain deposits when less expensive sources of funds are not available.  The Bank may also pay above-market interest rates in specific markets in order to increase the deposit base of a particular office or group of offices.  The Bank reviews its deposit composition and pricing on a weekly basis.

The Bank generally offers time deposits for terms not exceeding five years.  As illustrated in the following table, time deposits represented 51% of the Bank’s deposit portfolio at June 30, 2010, compared to 64% at June 30, 2009. During the first quarter of fiscal 2010, the Bank prepaid and did not renew deposits from a single depositor with an aggregate balance of $83.0 million in time deposits, consistent with the Bank’s strategy to shrink the balance sheet.  As of June 30, 2010, total brokered deposits were $19.6 million with a weighted average interest rate of 2.78% and remaining maturity between one and nine years.  The Bank attempts to reduce the overall cost of its deposit portfolio and to increase its franchise value by emphasizing transaction accounts, which are subject to a heightened degree of competition (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 61 of this Form 10-K).

The following table sets forth information concerning the Bank’s weighted-average interest rate of deposits at June 30, 2010.

Weighted					Percentage
Average			Minimum	Balance	of Total
Interest Rate	Term	Deposit Account Type	Amount	(In Thousands)	Deposits

		Transaction accounts:
- %	N/A	Checking accounts – non interest-bearing	$ -	$ 52,230	5.60%
0.59%	N/A	Checking accounts – interest-bearing	$ -	176,664	18.94
0.75%	N/A	Savings accounts	$ 10	204,402	21.91
0.96%	N/A	Money market accounts	$ -	24,731	2.65

		Time deposits:
1.79%	36 months or less	Fixed-term, variable rate	$ 1,000	199	0.02
0.82%	30 days or less	Fixed-term, fixed rate	$ 1,000	24	-
0.85%	31 to 90 days	Fixed-term, fixed rate	$ 1,000	11,151	1.19
0.89%	91 to 180 days	Fixed-term, fixed rate	$ 1,000	41,487	4.45
1.37%	181 to 365 days	Fixed-term, fixed rate	$ 1,000	199,148	21.35
2.00%	Over 1 to 2 years	Fixed-term, fixed rate	$ 1,000	112,033	12.01
2.59%	Over 2 to 3 years	Fixed-term, fixed rate	$ 1,000	27,725	2.97
3.42%	Over 3 to 5 years	Fixed-term, fixed rate	$ 1,000	80,045	8.58
3.70%	Over 5 to 10 years	Fixed-term, fixed rate	$ 1,000	3,094	0.33
1.27%				$ 932,933	100.00%

The following table indicates the aggregate dollar amount of the Bank’s time deposits with balances of $100,000 or more differentiated by time remaining until maturity as of June 30, 2010.

Maturity Period	Amount
(In Thousands)

Three months or less	$ 56,380
Over three to six months	47,358
Over six to twelve months	40,363
Over twelve months	84,663
Total	$ 228,764

Deposit Flows. The following table sets forth the balances (inclusive of interest credited) and changes in the dollar amount of deposits in the various types of accounts offered by the Bank at and between the dates indicated.

	At June 30,
	2010			2009
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
(Dollars In Thousands)

Checking accounts – non interest-bearing	$ 52,230	5.60%	$ 10,256	$ 41,974	4.24%	$ (6,082)
Checking accounts – interest-bearing	176,664	18.94	48,269	128,395	12.98	6,330
Savings accounts	204,402	21.91	48,095	156,307	15.80	11,424
Money market accounts	24,731	2.65	(973)	25,704	2.60	(7,971)
Time deposits:
Fixed-term, fixed rate which mature:
Within one year	308,334	33.05	(229,713)	538,047	54.39	(50,980)
Over one to two years	77,067	8.26	42,644	34,423	3.48	(25,017)
Over two to five years	86,212	9.24	25,977	60,235	6.09	46,300
Over five years	3,094	0.33	(103)	3,197	0.32	3,139
Fixed-term, variable rate	199	0.02	(764)	963	0.10	(308)
Total	$ 932,933	100.00%	$ (56,312)	$ 989,245	100.00%	$ (23,165)

Time Deposits by Rates.  The following table sets forth the aggregate balance of time deposits categorized by interest rates at the dates indicated.

		At June 30,
	2010	2009	2008
(In Thousands)

Below 1.00%	$ 107,530	$ 83,144	$ 118
1.00 to 1.99%	195,946	58,795	51,088
2.00 to 2.99%	99,496	268,119	155,100
3.00 to 3.99%	55,252	158,625	88,723
4.00 to 4.99%	16,612	29,083	153,575
5.00 to 5.99%	70	39,099	215,127
Total	$ 474,906	$ 636,865	$ 663,731

Time Deposits by Maturities.  The following table sets forth the aggregate dollar amount of time deposits at June 30, 2010 differentiated by interest rates and maturity.

		Over One	Over Two	Over Three	After
	One Year	to	to	to	Four
	or Less	Two Years	Three Years	Four Years	Years	Total
(In Thousands)

Below 1.00%	$ 107,463	$ 8	$ 2	$ 2	$ 55	$ 107,530
1.00 to 1.99%	133,808	55,992	6,121	25	-	195,946
2.00 to 2.99%	59,488	17,093	3,714	1,511	17,690	99,496
3.00 to 3.99%	6,576	2,490	5,323	22,833	18,030	55,252
4.00 to 4.99%	1,129	1,484	2,198	11,801	-	16,612
5.00 to 5.99%	70	-	-	-	-	70
Total	$ 308,534	$ 77,067	$ 17,358	$ 36,172	$ 35,775	$ 474,906

Deposit Activity.  The following table sets forth the deposit activity of the Bank at and for the periods indicated.

	At or For the Year Ended June 30,
	2010	2009	2008
(In Thousands)

Beginning balance	$ 989,245	$ 1,012,410	$ 1,001,397

Net withdrawals before interest credited	(71,812)	(46,616)	(23,563)
Interest credited	15,500	23,451	34,576
Net (decrease) increase in deposits	(56,312)	(23,165)	11,013

Ending balance	$ 932,933	$ 989,245	$ 1,012,410

Borrowings.  The FHLB – San Francisco functions as a central reserve bank providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB – San Francisco and is authorized to apply for advances using such stock and certain of its mortgage loans and other assets (principally investment securities) as collateral, provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate, maturity, terms and conditions.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The Bank utilizes advances from the FHLB – San Francisco as an alternative to deposits to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to help manage interest rate risk.  The FHLB – San Francisco has, from time to time, served as the Bank’s primary borrowing source.  As of June 30, 2010, the FHLB – San Francisco borrowing capacity is limited to 35% of total assets.  Advances from the FHLB – San Francisco are typically secured by the Bank’s single-family residential, multi-family and commercial real estate mortgage loans.  Total mortgage loans pledged to the FHLB – San Francisco were $983.2 million at June 30, 2010 as compared to $1.00 billion at June 30, 2009.  In addition, the Bank pledged investment securities totaling $15.9 million at June 30, 2010 as compared to $17.9 million at June 30, 2009 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) facility.  At June 30, 2010, the Bank had $309.6 million of borrowings from the FHLB – San Francisco with a weighted-average interest rate of 4.13%, $13.0 million of which was under the SBC facility.  Such borrowings mature between 2010 and 2021 with a weighted average maturity of 19 months.  In addition to the total borrowings mentioned above, the Corporation utilized its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2010 and 2009 was $13.0 million and $5.0 million, respectively; and the outstanding MPF credit enhancement was $3.1 million and $3.1 million, respectively.  As of June 30, 2010 and 2009, the available and unused borrowing facility was $166.1 million and $238.5 million, respectively, with remaining available collateral of $321.2 million and $185.0 million, respectively.

In addition, the Bank has secured a $17.4 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $18.3 million.  As of June 30, 2010, there was no outstanding borrowing under this facility.

The following table sets forth certain information regarding borrowings by the Bank at the dates and for the periods indicated:

	At or For the Year Ended June 30,
	2010	2009	2008
(Dollars In Thousands)

Balance outstanding at the end of period:
FHLB – San Francisco advances	$ 309,647	$ 456,692	$ 479,335
Correspondent bank advances	$ -	$ -	$ -

Weighted average rate at the end of period:
FHLB – San Francisco advances	4.13%	3.89%	3.81%
Correspondent bank advances	- %	- %	- %

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$ 456,688	$ 548,899	$ 499,744
Correspondent bank advances	$ -	$ -	$ -

Average short-term borrowings during the period with respect to (1):
FHLB – San Francisco advances	$ 103,833	$ 136,467	$ 188,390
Correspondent bank advances	$ -	$ 102	$ 143

Weighted average short-term borrowing rate during the period with respect to (1):
FHLB – San Francisco advances	4.23%	3.00%	3.76%
Correspondent bank advances	- %	2.22%	5.36%

(1) Borrowings with a remaining term of 12 months or less.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco stock.  The Bank held the required investment of $20.0 million and an excess investment of $11.7 million at June 30, 2010, as compared to the required investment of $27.9 million and an excess investment of $5.1 million at June 30, 2009.  In fiscal 2010, the FHLB – San Francisco redeemed $1.2 million of excess capital stock.  The FHLB – San Francisco did not redeem any excess capital stock in fiscal 2009, consistent with its stated desire to strengthen its capital ratios during the period.  On July 30, 2010, the FHLB – San Francisco announced partial redemption of excess capital stock; a total of $1.2 million was received on August 13, 2010.  Also in fiscal 2010, the FHLB – San Francisco distributed $112,000 of cash dividends, while $324,000 and $1.8 million, respectively, of stock dividends were distributed in fiscal 2009 and 2008.  On July 29, 2010, the FHLB – San Francisco declared a cash dividend for the quarter ended June 30, 2010 at an annualized dividend rate of 0.44%, or $36,000, which was received on August 12, 2010.

Subsidiary Activities

Federal savings institutions generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects.  The Bank’s investment in its service corporations did not exceed these limits at June 30, 2010.

The Bank has three wholly owned subsidiaries: Provident Financial Corp (“PFC”), Profed Mortgage, Inc., and First Service Corporation.  PFC’s current activities include: (i) acting as trustee for the Bank’s real estate transactions and (ii) holding real estate for investment, if any.  Profed Mortgage, Inc., which formerly conducted the Bank’s mortgage banking activities, and First Service Corporation are currently inactive.  At June 30, 2010, the Bank’s investment in its subsidiaries was $123,000.

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

On July 21 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:
•
On July 21, 2011 (unless extended for up to six additional months), transfer the responsibilities and authority of the OTS to supervise and examine federal thrifts, including the Bank, to the OCC, and transfer the responsibilities and authority of the OTS to supervise and examine savings and loan holding companies, including the Corporation, to the Federal Reserve Board.

•
Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts.  Smaller financial institutions, including the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to insured depository institutions to savings and loan holding companies beginning July 21, 2015.
•
Require the federal banking regulators to seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.
•
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non interest-bearing demand transaction accounts at all insured depository institutions.

•
Effective July 21, 2011, repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Require all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation and the financial services industry more generally.  The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending our competitors’ responses.  Provisions in the legislation that require revisions to the capital requirements of the Corporation and the Bank could require the Corporation and the Bank to seek additional sources of capital in the future.

General

The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OTS, as its current primary federal regulator, and the FDIC, as its insurer of deposits.  The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the OTS to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements.  Under certain circumstances, the FDIC may also examine the Bank.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes.  Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation and the Bank and their operations.  The Corporation, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the OTS.  The Corporation is also subject to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws.  See “Savings and Loan Holding Company Regulations” on page 44 of this Form 10-K.

As noted above, pursuant to the Dodd-Frank Act, the supervision and examination authority of the Bank will be transferred from the OTS to the OCC and the supervision and examination authority of the Company will be transferred from the OTS to the Federal Reserve Board.

Federal Regulation of Savings Institutions

Office of Thrift Supervision.  The OTS has extensive authority over the operations of savings institutions.As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Corporation.  This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inaction may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.  Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

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

All savings institutions are required to pay assessments to the OTS to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries.  The Bank’s annual OTS assessment for the fiscal year ended June 30, 2010 was $499,000.  Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower.  A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.  At June 30, 2010, the Bank’s limit on loans to one borrower or group of related borrowers was $22.3 million.  At June 30, 2010, the Bank’s largest lending relationship to a single borrower or group of borrowers totaled $7.2 million, consisting of multi-family and commercial real estate loans, all of which are performing according to their original terms.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB – San Francisco, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  At June 30, 2010, the Bank had $309.6 million of outstanding advances from the FHLB – San Francisco under an available credit facility of $491.9 million, based on 35% of total assets, which is limited to available collateral.  See “Business – Deposit Activities and Other Sources of Funds – Borrowings” on page 36 of this Form 10-K.

As a member, the Bank is required to purchase and maintain stock in the FHLB – San Francisco.  At June 30, 2010, the Bank had $31.8 million in FHLB – San Francisco stock, which was in compliance with this requirement.  The average dividend yield for fiscal 2010, 2009 and 2008 was 0.34%, 0.99% and 5.65%, respectively.  There is no guarantee that the FHLB – San Francisco will maintain its dividend.

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

The FDIC currently assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits subject to certain adjustments.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and  are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  The FDIC’s regulations include authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.  No institution may pay a dividend if in default of the FDIC assessment.

The Dodd-Frank Act requires the FDIC to amend its regulations to define the assessment base against which deposit insurance premiums are calculated as a depository institution’s average total consolidated assets less the institution’s average tangible equity.  At this time, the extent to which the above-described assessment system will be modified by the Dodd-Frank Act implementing regulations is unknown.

The Dodd-Frank Act increased the minimum reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) from 1.15% of estimated deposits to 1.35% of estimated deposits (or a comparable percentage of the asset-based assessment base described above).  The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio when setting assessments for insured depository institutions with less than $10 billion in total consolidated assets, including the Bank. The FDIC has until September 30, 2020 to achieve the new minimum reserve ratio of 1.35%.

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

On November 12, 2009, the FDIC required insured depository institutions to prepay their quarterly risk-based assessments for the quarter ended December 31, 2009 and for all of calendar 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009.  In December 2009, the Bank paid the prepaid assessment of $10.4 million; and as of June 30, 2010, the outstanding prepaid assessment was $8.1 million.

Prompt Corrective Action.  The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, an institution is considered to be “undercapitalized” if it has a Tier 1 capital ratio of less than 4.0% (3.0% or less for institutions with the highest examination rating), a ratio of total capital to risk-weighted assets of less than 8.0%, or a ratio of Tier 1 capital to risk-weighted assets of less than 4.0%.  An institution that has a core capital ratio that is less than 3.0%, a total risk-based capital ratio less than 6.0%, and a Tier 1 risk-based capital ratio of less than 3.0% is considered to be “significantly undercapitalized” and an institution that has a tangible capital ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized.” OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The capital plan must include a guarantee by the institution’s holding company, capped at the lesser of 5.0% of the institution’s assets when it was on notice that it was undercapitalized, or the amount necessary to restore it to adequately capitalized status when it initially fails to comply with its capital restoration plan.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  Under various circumstances, the OTS can also take one or more of a number of further supervisory actions against an institution that is not at least adequately capitalized, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2010, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the OTS. The OTS defines “well capitalized” to mean that an institution has a core capital ratio of at least 5.0%, a ratio of total capital to risk-weighted assets of at least 10.0% and a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and is not subject to a written agreement, order or directive requiring it to maintain any specific capital measure.  An “adequately capitalized” institution is one that does not meet the definition of “well capitalized” and has a core capital ratio of at least 4.0%, a ratio of total capital to risk-weighted assets of at least 8.0% and a ratio of Tier 1 capital to risk-weighted assets of at least 4.0%.  The OTS may reclassify an institution to a lower capital category based on various supervisory criteria.  An “adequately capitalized” institution is subject to restrictions on deposit rates under the FDIC’s brokered deposit rule which covers, in some circumstances, deposits solicited directly by the institution.

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

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter.  As of June 30, 2010, the Bank maintained 96.59% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

The risk-based capital standard requires federal savings institutions to maintain Tier 1 and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  During the quarter ended June 30, 2010, the Bank, in consultation with the OTS, increased the risk weightings of certain single-family residential mortgage loans that were underwritten to stated income or interest-only loan programs.  At June 30, 2010, the Bank met each of these capital requirements.  For additional information, including the capital levels of the Bank, see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  The enactment of the Dodd-Frank Act could result in modifications to the capital requirements described above.

Limitations on Capital Distributions.  OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OTS may have its dividend authority restricted by the OTS.  The Bank currently is required to file an application and receive approval of the OTS prior to paying any dividends or making any capital distributions.

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

Savings and Loan Holding Company Regulations

General.  The Corporation is a unitary savings and loan holding company subject to the regulatory oversight of the OTS.  Accordingly, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS.  In addition, the OTS has enforcement authority over the Corporation and its non-savings institution subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.  As noted above, pursuant to the Dodd-Frank Act, the authority to supervise and examine the Corporation as a savings and loan holding company will be transferred from the OTS to the Federal Reserve Board.  In addition, beginning July 21, 2015, the Corporation as a savings and loan holding company will be subject to the same leverage and risk-based capital requirements that apply to insured depository institutions.

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

If the Bank fails the QTL test, the Corporation must, within one year of that failure, register as, and will become subject to the restrictions applicable to bank holding companies.  See “Federal Regulation of Savings Institutions – Qualified Thrift Lender Test” on page 42 of this Form 10-K.

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

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosures, corporate governance and related rules and mandates.  The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  As noted above, the Dodd-Frank Act imposes additional disclosure and corporate government requirements and represents further federal involvement in matters historically addressed by state corporate law.

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

Tax Bad Debt Reserves.  As a result of legislation enacted in 1996, the reserve method of accounting for bad debt reserves was repealed for tax years beginning after December 31, 1995.  Due to such repeal, the Bank is no longer able to calculate its deduction for bad debts using the percentage-of-taxable-income or the experience method.  Instead, the Bank will be permitted to deduct as bad debt expense its specific charge-offs during the taxable year.  In addition, the legislation required savings institutions to recapture into taxable income, over a six-year period, their post 1987 additions to their bad debt tax reserves.  As of the effective date of the legislation, the Bank had no post 1987 additions to its bad debt tax reserves.  As of June 30, 2010, the Bank’s total pre-1988 bad debt reserve for tax purposes was approximately $9.0 million.  Under current law, a savings institution will not be required to recapture its pre-1988 bad debt reserve unless the Bank makes a “non-dividend distribution” as defined below.  Currently, the Corporation uses the specific charge off method to account for bad debt deductions for income tax purposes.

Distributions.  To the extent that the Bank makes “non-dividend distributions” to the Corporation that are considered as made from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve.  Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank.  The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount distributed will be included in taxable income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes).  See “Limitation on Capital Distributions” on page 42 of this Form 10-K for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.  During fiscal 2010, the Bank did not declare cash dividends to the Corporation while the Corporation declared and paid $352,000 of cash dividends to shareholders.

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

Non-Qualified Compensation Tax Benefits.  During fiscal 2010, there were no shares of restricted common stock distributed to non-employee members of the Corporation’s Board of Directors.  There were no options to purchase shares of the Corporation’s common stock exercised as non-qualified stock options during fiscal 2010.  As a result, there were no federal tax benefits from non-qualified compensation realized in fiscal 2010.

Other Matters. The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 and 2008.  Tax years subsequent to 2007 remain subject to federal examination, while the California state tax returns for years subsequent to 2004 are subject to examination by state taxing authorities.

State Taxation

California.  The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally, plus an “in lieu” rate of 2%, which is approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank).  At June 30, 2010, the Corporation’s net state tax rate was 6.0%.  Bad debt deductions are available in computing California franchise taxes using the specific charge-off method.  The Bank and its California subsidiaries file California franchise tax returns on a combined basis.  The Corporation will be treated as a general corporation subject to the general corporate tax rate.  There were no state tax benefits from non-qualified compensation realized in fiscal 2010, as previously described under the Federal Taxation section.

Delaware.  As a Delaware holding company not earning income in Delaware, the Corporation is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.  The Corporation paid the annual franchise tax of $135,000 in fiscal 2010.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Corporation and the Bank.

		Position
Name	Age (1)	Corporation	Bank
Craig G. Blunden	62	Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer

Richard L. Gale	59	-	Senior Vice President Provident Bank Mortgage

Kathryn R. Gonzales	52	-	Senior Vice President Retail Banking

Lilian Salter	55	-	Senior Vice President Chief Information Officer

Donavon P. Ternes	50	Chief Operating Officer Chief Financial Officer Corporate Secretary	Executive Vice President Chief Operating Officer Chief Financial Officer Corporate Secretary

David S. Weiant	51	-	Senior Vice President Chief Lending Officer

(1)	As of June 30, 2010.

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

Since the latter half of 2007, severely depressed economic conditions have prevailed in portions of the United States and in California, in which we hold substantially all of our loans.  As of June 30, 2010, approximately 85% of our real estate loans were secured by collateral and made to borrowers located in Southern California.  Southern California, in particular Riverside County, has experienced substantial home price declines and increased foreclosures and has experienced above average unemployment rates.  A worsening of economic conditions in California, particularly Southern California, could have a materially adverse effect on our business, financial condition, results of operations and prospects.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:
▪	an increase in loan delinquencies, problem assets and foreclosures;

▪	the slowing of sales of foreclosed assets;
▪	a decline in demand for our products and services;
▪	a continuing decline in the value of collateral for loans may in turn reduce customers’ borrowing power, and the value of assets and collateral associated with existing loans; and
▪	a decrease in the amount of our low cost or non-interest bearing deposits.

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2010, $583.1 million, or 55.7% of our total loan portfolio, was secured by single-family residential real property.  This type of lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict.  The decline in residential real estate values as a result of the downturn in the California housing market has reduced the value of the real estate collateral securing the majority of our loans and increased the risk that we would incur losses if borrowers default on their loans.  Continued declines in both the volume of real estate sales and the sales prices, coupled with the current recession and the associated increases in unemployment, may result in higher loan delinquencies or problem assets, a decline in demand for our products and services, a lack of growth and/or a decrease in our deposits.  These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.  These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

Our prior emphasis on non-traditional single-family residential loans exposes us to increased lending risk.

During the fiscal years ended June 30, 2010 and 2009, we originated $1.80 billion and $1.33 billion, respectively, in single-family residential loans.  We historically sell the vast majority of the single-family residential loans we originate and retain the remaining loans in our single-family loan portfolio held for investment.  As a result of our current focus on managing our problem assets, loans originated for investment were limited to $1.2 million and $8.9 million of single-family loans during these same time periods, virtually all of which conform to or satisfy the requirements for sale in the secondary market.

Prior to fiscal 2009, many of the loans we originated for investment consisted of non-traditional single-family residential loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines.  In exchange for the additional risk to us associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the credit history, a lower loan-to-value ratio was generally required than for a conforming loan.  Our non-traditional single-family residential loans include interest-only loans, loans to borrowers who provided limited or no documentation of their income or stated income loans, negative amortization loans (a loan in which accrued interest exceeding the required monthly loan payment is added to loan principal up to 115% of the original loan to value ratio), more than 30-year amortization loans, and loans to borrowers with a FICO score below 660 (these loans are considered subprime by the OTS).  Including these low FICO score loans, as of June 30, 2010, borrowers of our single-family residential loans held by us for investment had a weighted average FICO score of 733 at the time of origination.

As of June 30, 2010, these non-traditional loans totaled $463.2 million, comprising 79.4% of total single-family residential loans held for investment and 44.3% of total loans held for investment.  At that date, interest-only loans totaled $309.9 million, stated income loans totaled $300.5 million, negative amortization loans totaled $9.6 million, more than 30-year amortization loans totaled $20.4 million, and low FICO score loans totaled $18.3 million (the outstanding balances described may overlap more than one category).  In the case of interest-only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status.  Of the $309.9 million of interest-only loans, $38.1 million begin to fully amortize within five years and $271.8 million begin to fully amortize after five years.  Since the borrower’s monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, there is no assurance that the borrower will be able to afford the increased monthly payment at the time of conversion.  Additionally, lower prevailing prices for residential real estate may make it difficult for borrowers to sell their homes to pay off their mortgages and tightened underwriting standards may make it difficult for borrowers to refinance their loan prior to the time of conversion to fully-

amortizing status. At June 30, 2010, $40.5 million of our interest-only single-family residential loans were non-performing and $3.2 million were 30-89 days delinquent.

In the case of stated income loans, a borrower may misrepresent his income or source of income (which we have not verified) to obtain the loan.  The borrower may not have sufficient income to qualify for the loan amount and may not be able to make the monthly loan payment.  At June 30, 2010, $44.8 million of our stated income single-family residential loans were non-performing and $3.6 million were 30-89 days delinquent.

In the case of more than 30-year amortization loans, the term of the loan requires many more monthly payments from the borrower (ultimately increasing the cost of the home) and subjects the loan to more interest rate cycles, economic cycles and employment cycles, which increases the possibility that the borrower is negatively impacted by one of these cycles and is no longer willing or able to meet his or her monthly payment obligations.  At June 30, 2010, $1.4 million of our more than 30-year amortization single-family residential loans were non-performing and none were 30-89 days delinquent.

Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally.  Negative amortization is only permitted up to a specified level and the payment on such loans is subject to increased payments when the level is reached, adjusting periodically as provided in the loan documents and potentially resulting in higher payments by the borrower.  The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments.  Also, real estate values may decline and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their mortgages to pay off their mortgage obligation.

Non-conforming single-family residential loans are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of realized loss. We have experienced such increased delinquencies, defaults and foreclosures, and cannot assure you that our single-family loans will not be further adversely affected in the event of a further downturn in regional or national economic conditions. Consequently, we could sustain loan losses greater than we currently estimate and potentially need to record a higher provision for loan losses.  Furthermore, non-conforming loans are not as readily saleable as loans that conform to agency guidelines and often can be sold only after discounting the amortized value of the loan.  As of June 30, 2010, 9.93% of such loans, totaling $44.6 million, were in non-performing status, compared to 9.24% of such loans, totaling $53.0 million, in non-performing status as of June 30, 2009 and 2.24% of such loans, totaling $15.9 million, in non-performing status as of June 30, 2008.

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

We originate multi-family residential and commercial real estate loans for individuals and businesses for various purposes, which are secured by residential and non-residential properties.  At June 30, 2010, we had $453.9 million or 43.4% of total loans held for investment in multi-family and commercial real estate mortgage loans. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Multi-family and commercial real estate loans also expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans typically cannot be sold as easily as single-family residential real estate. In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property to make the payment, which may increase the risk of default or non-payment.

If we foreclose on a multi-family or commercial real estate loan, our holding period for the collateral typically is longer than for a single-family residential mortgage loan because there are fewer potential purchasers of the collateral. Additionally, multi-family and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on multi-family and commercial real estate loans may be larger on a per loan basis than those incurred with our single-family residential or consumer loan portfolios.

Our provision for loan losses increased substantially during recent years and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the fiscal years ended June 30, 2010 and 2009 we recorded a provision for loan losses of $21.8 million and $48.7 million, respectively.  We also recorded net loan charge-offs of $23.8 million and $23.1 million for the fiscal years ended June 30, 2010 and 2009, respectively.  Adverse conditions in the general economy and our markets have been a significant contributing factor to increased levels of loan delinquencies and non-performing assets during the past two fiscal years. General economic conditions, decreased home prices, slower sales and excess inventory in the housing market have caused delinquencies and foreclosures of our single-family residential loans to remain high during the past two fiscal years.  Single-family residential loans represented 86.1% of our non-performing assets at June 30, 2010.  At June 30, 2010, our total non-performing assets had decreased to $73.5 million compared to $88.3 million at June 30, 2009 but remained elevated compared to $32.5 million at June 30, 2008.

Further, our single-family residential loan portfolio, which comprised 55.7% of our total loan portfolio at June 30, 2010, is concentrated in non-traditional single-family loans, which include interest-only loans, negative amortization and more than 30-year amortization loans, stated income loans and low FICO score loans, all of which have a higher risk of default and loss than conforming residential mortgage loans.  See “Our emphasis on non-traditional single-family residential loans exposes us to increased lending risk” above.

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

We may incur net losses and experience continuing variation in our operating results.

We reported net income of $1.1 million and $860,000 for the fiscal years ended June 30, 2010 and 2008, respectively; however, we recorded a net loss of $7.4 million for the fiscal year ended June 30, 2009.  The loss in fiscal 2009 primarily resulted from our high level of non-performing assets and the resultant increased provision for loan losses.  Although we were profitable for fiscal 2010, we continue to experience elevated levels of non-performing assets and provisions for loan losses, factors which could continue and could cause us to incur net losses in future quarterly or annual periods.  In addition, several factors affecting our business can cause significant variations in our quarterly and annual results of operations.  In particular, variations in the volume of our loan originations and sales, the differences between our costs of funds and the average interest rates of originated or purchased loans, our inability to complete significant loan sale transactions in a particular quarter and problems generally affecting the mortgage loan industry can result in significant increases or decreases in our revenues from quarter to quarter.  A delay in closing a particular loan sale transaction during a quarter or year could postpone recognition of the gain on sale of loans.  If we were unable to sell a sufficient number of loans at a premium in a particular reporting period, our revenues for such period would decline, resulting in lower net income and possibly a net loss for such period, which could have a material adverse effect on our results of operations and financial condition.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:
▪	cash flow of the borrower and/or the project being financed;
▪	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan; the duration of the loan;
▪	the credit history of a particular borrower; and
▪	changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by management through periodic reviews and consideration of several factors, including, but not limited to:
▪	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events; and
▪	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Our allowance for loan losses was 4.14% of gross loans held for investment and 74.00% of non-performing loans at June 30, 2010.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property taken in as REO and at certain other times during the assets holding period.  Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (“fair value”). A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If our valuation process is incorrect, the fair value of the investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.

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

Our mortgage banking operations provide a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of single-family residential loans pursuant to programs currently offered by Fannie Mae, Freddie Mac and non-GSE investors on a servicing released basis. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

Secondary mortgage market conditions could have a material adverse impact on our financial condition and earnings.

In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for single-family residential loans and mortgage-backed securities and increased investor yield requirements for those loans and securities.  These conditions may fluctuate or even worsen in the future.  In light of current conditions, there is a higher risk to retaining a larger portion of mortgage loans than we would in other environments until they are sold to investors.  We believe our ability to retain mortgage loans is limited.  As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes and could have a material adverse impact on our future earnings and financial condition.

Any breach of representations and warranties made by us to our loan purchasers or credit default on our loan sales may require us to repurchase or substitute such loans we have sold.

We engage in bulk loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser.  Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition.  At June 30, 2010 we had $11.4 million in loan repurchase requests that we are currently contesting and had repurchased $368,000 of loans during the fiscal year ended June 30, 2010, although many repurchase requests were settled that did not result in the repurchase of the loan itself.

Hedging against interest rate exposure may adversely affect our earnings.

We employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our loans held for sale, originated interest rate locks and our mortgage servicing asset. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. These techniques may include purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into other mortgage-backed derivatives. There are, however, no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:
▪	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
▪	the duration of the hedge may not match the duration of the related liability;
▪	the party owing money in the hedging transaction may default on its obligation to pay;

▪	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
▪	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and
▪	downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.

Fluctuating interest rates can adversely affect our profitability.

Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  We principally manage interest rate risk by managing the volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively.  Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the value of our interest-earning assets, which would negatively impact stockholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.  If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

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

In light of the current challenging operating environment, along with our level of non-performing assets, delinquencies, and classified assets, we are subject to increased regulatory scrutiny and additional regulatory restrictions, and may become subject to potential enforcement actions.  Such enforcement actions could place limitations on our business and adversely affect our ability to implement our business plans.  Even though the Bank remains well-capitalized, the regulatory agencies have the authority to restrict our operations to those consistent with adequately capitalized institutions.  For example, if the regulatory agencies were to impose such a restriction, we would likely have limitations on our lending activities.  The regulatory agencies also have the power to limit the rates paid by the Bank to attract retail deposits in our local markets.  We also may be required to reduce our levels of non-performing assets within specified time frames.  These time frames might not necessarily result in maximizing the price that might otherwise be received for the underlying properties.  In addition, if such restrictions were also imposed upon other institutions that operate in the Bank’s markets, multiple institutions disposing of properties at the same time could further diminish the potential proceeds received from the sale of these properties.  If any of these or other additional restrictions are placed on us, it would limit the resources currently available to us as a well-capitalized institution.

In July 2009, the OTS notified both Provident and the Bank that each had been designated to be in “troubled condition.” As a result of that designation, neither Provident nor the Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the OTS. In addition, neither party may make indemnification and severance payments or enter into other forms of compensation agreements with any of their respective directors or officers without the prior written approval of the OTS. Dividend payments by Provident require the prior written non-objection of the OTS Regional Director and dividend payments by the Bank requires the Bank to submit an application to the OTS and receive OTS approval before a dividend payment can be made.  The Bank is also subject to restrictions on asset growth.  These restrictions require the Bank to limit its asset growth in any quarter to an amount not to exceed net interest credited on deposit liabilities, excluding permitted growth as a result of cash capital contributions from the Corporation.  The Bank may also not enter into any third party contracts outside of the ordinary course of business without regulatory approval.  In addition, the Bank may not accept, renew or roll over any brokered deposit.  The Bank, however, has not relied upon brokered deposits as a significant source of funds and at June 30, 2010 the Bank had only $19.6 million of brokered deposits.

Increases in deposit insurance premiums and special FDIC assessments will hurt our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the deposit insurance fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. Our FDIC deposit insurance expense for fiscal 2010 and 2009 was $2.5 million and $1.9 million, respectively.

In addition, the FDIC may impose additional emergency special assessments of up to five basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will hurt our earnings.  Additionally, in November 2009, the FDIC required financial institutions to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The Bank prepaid $10.4 million in December 2009 and as of June 30, 2010, the outstanding balance, after estimated accruals, was $8.1 million.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. With the proceeds from the follow-on offering in December 2009, our capital resources satisfy our capital requirements for the foreseeable future. We may at some point need to raise additional capital to support continued growth.

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

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including changes that may restrict our ability to foreclose on single-family residential loans and offer overdraft protection.

We are subject to extensive regulation, supervision and examination by federal banking authorities. Any change in applicable regulations or laws could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. New legislation proposed by Congress may give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower’s payments. Property owners would be allowed to keep their property while working out their debts. The State of California recently enacted a law that places severe restrictions on the ability of a mortgagee to foreclose on real estate securing residential mortgage loans. This law prohibits a foreclosure until the later of at least three months plus 90 days after the filing of the notice of default. Other similar bills placing additional temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by either Congress or the State of California in the future. These laws may further restrict our collection efforts on single-family residential loans.  A federal rule which took effect July 6, 2010, prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  This recent federal rule is likely to adversely affect the results of our operations by reducing the amount of our non-interest income.

Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non banks to offer competing financial services and products, among other things.

The recently enacted Dodd-Frank Act could have a material adverse impact on us.

On July 21, 2010, the President signed into law the Dodd-Frank Act which, among other things, imposes new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies. Under the Dodd Frank-Act, the Bank’s primary regulator, the OTS, will be eliminated and existing federal thrifts, including the Bank, will be subject to regulation and supervision by the OCC.  Savings and loan holding companies, including the Corporation, will be regulated by the Federal Reserve Board, which will have the authority to promulgate new regulations governing the Corporation that will impose additional capital requirements and may result in additional restrictions on investments and other holding company activities. These transfers of regulatory authority will occur on July 21, 2011, unless extended for up to an additional six months.  The Dodd-Frank Act also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market. The creation of this bureau could result in new regulatory requirements and raise the cost of regulatory compliance. One year after the date of its enactment, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on our competitors’ responses, this change could materially increase our interest expense.  Additional provisions of the Dodd-Frank Act are described in this report under “Item 1. Business--Regulation.”

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us.  However, compliance with this new law and its implementing regulations is expected to result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

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

Our assets as of June 30, 2010 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At June 30, 2010, the net deferred tax asset was approximately $13.8 million, a decrease from a balance of approximately $15.4 million at June 30, 2009. The net deferred tax asset results primarily from our provisions for loan losses recorded for financial reporting purposes, which has been significantly larger than net loan charge-offs deducted for tax reporting proposes.

As a result of our follow-on stock offering in December 2009, we may experience an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (which is generally a greater than 50 percentage point increase by certain “5% shareholders” over a rolling three-year period). Section 382 imposes an annual limitation on the utilization of deferred tax assets, such as net operating loss carryforwards and other tax attributes, once an ownership change has occurred. Depending on the size of the annual limitation (which is in part a function of our market capitalization at the time of the ownership change) and the remaining carryforward period of the tax assets (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of a portion of our U.S. federal and state deferred tax assets and certain built-in losses that have not been recognized for tax purposes.

We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at June 30, 2010 is fully realizable based on our expected future earnings; however, we will not know the impact of the recent ownership change until we complete our fiscal 2010 tax return. Based on our preliminary analysis of the actual impact of the “ownership change” on our deferred tax assets, we believe that the impact on our deferred tax asset is unlikely to be material. This is a preliminary and complex analysis and requires us to make certain judgments in determining the annual limitation. As a result, it is possible that we could ultimately lose a significant portion of our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.

We have agreed to comply with certain requirements of the OTS and lack of compliance could result in monetary penalties and /or additional regulatory actions.

In July 2009, the OTS notified both Provident and the Bank that each had been designated to be in “troubled condition.”  As a result of that designation, neither Provident nor the Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the OTS. In addition, neither party may make indemnification and severance payments or enter into other forms of compensation agreements with any of their respective directors or officers without the prior written approval of the OTS. Dividend payments by Provident require the prior written non-objection of the OTS Regional Director and dividend payments by the Bank requires the Bank to submit an application to the OTS and receive OTS approval before a dividend payment can be made.  The Bank is also subject to restrictions on asset growth.  These restrictions require the Bank to limit its asset growth in any quarter to an amount not to exceed net interest credited on deposit liabilities, excluding permitted growth as a result of cash capital contributions from the Corporation.  The Bank may also not enter into any third party contracts outside of the ordinary course of business without regulatory approval.  In addition, the Bank may not accept, renew or roll over any brokered deposit.  The Bank, however, has not relied upon brokered deposits as a significant source of funds and at June 30, 2010 the Bank had only $19.6 million of brokered deposits.

In June 2010, in connection with the continuing challenges in its operating environment, the Bank and the Corporation agreed to comply with additional requirements of the OTS.  The Bank must, among other things, increase the risk weight factors of certain single-family residential mortgage loans that were underwritten to stated income or interest-only loan programs for the purpose of determining total risk-based capital.  Also, the Bank must:
•	submit a written business plan for the next three fiscal years that is acceptable to the OTS;
•	submit a plan to reduce classified assets, that is acceptable to the OTS;
•	submit a plan to reduce its concentration of non-traditional mortgage loans, that is acceptable to the OTS;
•	not accept, renew or roll over any brokered deposit;
•	not increase its assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the non-objection of the OTS;
•	provide notice to and obtain a non-objection from the OTS prior to any changes in management;
•	provide notice to and obtain a non-objection from the OTS and the FDIC prior to any severance and indemnification payments;
•	not enter into, renew, extend or revise any employment contracts and compensation arrangement of management without prior notice to the OTS;
•	provide notice to and obtain a non-objection from the OTS prior to entering into any third-party contracts;
•	provide notice to and obtain a non-objection from the OTS prior to declaring a dividend; and
•	provide notice to the OTS prior to engaging in any transaction with an affiliate.

The Corporation must, among other things, support the Bank’s compliance with the agreed upon requirements of the OTS.  Also, the Corporation must:
•	provide notice to and obtain written non-objection from the OTS prior to declaring a dividend or redeeming any capital stock or receiving dividends or other payments from the Bank;
•	provide notice to and obtain written non-objection from the OTS prior to incurring, issuing, renewing or repurchasing any new debt;
•	provide notice to and obtain a non-objection from the OTS prior to any changes in management;
•	provide notice to and obtain a non-objection from the OTS and the FDIC prior to any severance and indemnification payments; and
•	not enter into, renew, extend or revise any employment contracts and compensation arrangement of management without prior notice to the OTS.

The requirements are similar to those applicable to the Bank and the Corporation that were automatically imposed by the OTS in 2009 in connection with the troubled condition designation.   They will remain in effect until stayed, modified, terminated or suspended by the OTS.  If the OTS were to determine that the Corporation or the Bank were not in compliance with their respective agreed upon requirements, it would have available various remedies, including among others, the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict the growth of the Corporation or the Bank, to remove officers and/or directors, and to assess civil monetary penalties. Management of the Corporation and the Bank have been taking action and implementing programs to comply with the requirements. Although compliance will be determined by the OTS, management believes that the Corporation and the Bank have complied in all material respects with the agreed upon requirements as of the date of this Form 10-K, including the risk-based capital requirements and restrictions on brokered deposits imposed by the OTS.  The OTS may determine, however, in its sole discretion that the issues raised have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on our business at the Corporation and the Bank and negatively affect our ability to implement our business plan, pay dividends on our common stock and the value of our common stock as well as our financial condition and results of operations.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties

At June 30, 2010, the net book value of the Bank’s property (including land and buildings) and its furniture, fixtures and equipment was $5.8 million.  The Bank’s home office is located in Riverside, California.  Including the home office, the Bank has 14 retail banking offices, 13 of which are located in Riverside County in the cities of Riverside (5), Moreno Valley (2), Hemet, Sun City, Rancho Mirage, Corona, Temecula and Blythe. One office is located in Redlands, San Bernardino County, California.  The Bank owns eight of the retail banking offices and has six leased retail banking offices.  The leases expire from 2010 to 2014.  The Bank also leases seven stand-alone loan production offices, which are located in City of Industry, Escondido, Glendora, Pleasanton, Rancho Cucamonga and Riverside (2), California.  The leases expire from 2010 to 2013.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Financial Holdings, Inc. is listed on the NASDAQ Global Select Market under the symbol PROV.  The following table provides the high and low sales prices for Provident Financial Holdings, Inc. common stock during the last two fiscal years.  As of June 30, 2010, there were approximately 330 stockholders of record.

	First	Second	Third	Fourth
	(Ended September 30)	(Ended December 31)	(Ended March 31)	(Ended June 30)

2010 Quarters:
High	$ 10.49	$ 8.95	$ 3.90	$ 7.19
Low	$ 5.02	$ 2.43	$ 2.58	$ 3.47

2009 Quarters:
High	$ 10.28	$ 9.12	$ 6.31	$ 7.87
Low	$ 6.10	$ 4.00	$ 4.00	$ 5.00

The Corporation raised $11.9 million of capital in December 2009 through a follow-on public stock offering, issuing 5.18 million shares of common stock at $2.50 per share.  In connection with the offering, the Corporation contributed $12.0 million of capital to the Bank.

The Corporation adopted a quarterly cash dividend policy on July 24, 2002.  Quarterly dividends of $0.01, $0.01, $0.01 and $0.01 per share were paid for the quarters ended September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010, respectively.  By comparison, quarterly dividends of $0.05, $0.05, $0.03 and $0.03 per share were paid for the quarters ended September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively.  Future declarations or payments of dividends will be subject to the approval of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  In addition, the Corporation’s wholly-owned operating subsidiary, the Bank, is required to file an application and receive the approval of the OTS prior to paying any dividends or making any capital distributions to the Corporation.  See “Item 1. Business – Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions” on page 42 of this Form 10-K.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.  Consistent with the short-term strategy to preserve capital, the Corporation did not purchase any shares of its common stock in fiscal 2010 and 2009.

Performance Graph

The following graph compares the cumulative total shareholder return on the Corporation’s common stock with the cumulative total return on the Nasdaq Stock Index (U.S. Stock) and Nasdaq Bank Index.  Total return assumes the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURNS*

$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
PROV
NASDAQ Stock Index
NASDAQ Bank Index
6/30/05
6/30/06
6/30/07
6/30/08
6/30/09
6/30/10

	6/30/05	6/30/06	6/30/07	6/30/08	6/30/09	6/30/10
PROV	$100.00	$108.98	$93.10	$36.53	$22.01	$19.25
NASDAQ Stock Index	$100.00	$106.32	$126.72	$110.84	$71.47	$88.57
NASDAQ Bank Index	$100.00	$106.73	$108.66	$67.88	$50.49	$58.52

* Assumes that the value of the investment in the Corporation’s common stock and each index was $100 on June 30, 2005 and that all dividends were reinvested.

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

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-K contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.  You should not place undue reliance on these statements, as they are subject to risks and uncertainties.  When considering these forward-looking statements, you should keep these risks and uncertainties in mind, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations by the OTS or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action  or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes, such as the Dodd-Frank Act and its implementing regulations, that adversely affect our business, as well as changes in regulatory policies and principles or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock;  adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC.

Critical Accounting Policies

The discussion and analysis of the Corporation’s financial condition and results of operations is based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

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

The allowance is based on two principles of accounting:  (i) ASC 450, “Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) ASC 310, “Receivables,” which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  However, if the loan is “collateral-dependent” or foreclosure is probable, impairment is measured based on the fair value of the collateral.  Management reviews impaired loans on quarterly basis.  When the measure of an impaired loan is less than the recorded investment in the loan, the Corporation records a specific valuation allowance equal to the excess of the recorded investment in the loan over its measured value, which is updated quarterly.  The allowance has two components: a formula allowance for groups of homogeneous loans and a specific valuation allowance for identified problem loans.  Each of these components is based upon estimates that can change over time.  A general loan loss allowance is provided on loans not specifically identified as impaired.  The general loan loss allowance is determined based on a qualitative and a quantitative analysis using a loss migration methodology.  The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future; and qualitative factors such as unemployment data, gross domestic product, interest rates, retail sales, the value of real estate and real estate market conditions.  The history is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.  For further details, see “Comparison of Operating Results for the Years Ended June 30, 2010 and 2009 - Provision for Loan Losses” on page 69 and page 72 of this Form 10-K.   See also Item 1. “Business – Delinquencies and Classified Assets – Allowance for Loan Losses” on page 26 of this Form 10-K.

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

ASC 815, “Derivatives and Hedging,” requires that derivatives of the Corporation be recorded in the consolidated financial statements at fair value.  Management considers its accounting policy for derivatives to be a critical accounting policy because these instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets.  The Bank’s derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, commitments to sell MBS and option contracts to mitigate the risk of the commitments to extend credit.  Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends.  The fair value adjustments of the derivatives are recorded in the Consolidated Statements of Operations with offsets to other assets or other liabilities in the Consolidated Statements of Financial Condition.

Management accounts for income taxes by estimating future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws.  These differences result in deferred tax assets and liabilities, which are included in the Corporation’s Consolidated Statements of Financial Condition.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, management is required to make many subjective assumptions and judgments regarding the Corporation’s income tax exposures, including judgments in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in management’ subjective assumptions and judgments can materially affect amounts recognized in the Consolidated Statements of Financial Condition and Consolidated Statements of Operations.  Therefore, management considers its accounting for income taxes a critical accounting policy.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other loans.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, wire transfer fees and overdraft protection fees, among others.  As a result of a federal rule which took effect July 6, 2010, the Bank may no longer collect overdraft protection fees unless the consumer consents, or opts in, to the overdraft service; this is expected to reduce significantly the amount the Bank collects on overdraft protection fees.  During the next three years, although not immediately given the uncertain environment, the Corporation intends to improve the community banking business by moderately growing total assets; by decreasing the concentration of single-family mortgage loans within loans held for investment; and by increasing the concentration of higher yielding multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”).  In addition, over time, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.  While the Corporation’s long-term strategy is for moderate growth, management has determined that deleveraging the balance sheet is the most prudent short-term strategy in response to current weaknesses in general economic conditions.  Deleveraging the balance sheet improves capital ratios and mitigates credit and liquidity risk.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, laws, regulation, interest rates and the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values and higher loan delinquencies.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  The Corporation’s operating costs may increase significantly as a result of the Dodd-Frank Act.   Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us.  For further details on risk factors, see “Forward-Looking Statement” on page 62 and “Item 1A – Risk Factors” on page 48.

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

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at June 30, 2010 and the effect such obligations are expected to have on the Corporation’s liquidity and cash flows in future periods:

	Payments Due by Period
	Less than	1 to	3 to	Over
(In Thousands)	1 Year	3 Years (1)	5 Years	5 Years	Total
Operating obligations	$ 959	$ 1,155	$ 172	$ -	$ 2,286
Pension benefits	-	-	400	3,396	3,796
Time deposits	313,676	101,657	71,384	3,382	490,099
FHLB – San Francisco advances	143,138	118,074	65,723	2,250	329,185
FHLB – San Francisco letter of credit	13,000	-	-	-	13,000
FHLB – San Francisco MPF credit enhancement	3,147	-	-	-	3,147
Total	$ 473,920	$ 220,886	$ 137,679	$ 9,028	$ 841,513

(1) One to less than three years.

The expected obligations for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on their respective contractual terms.

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and commitments to purchase investment securities. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Consolidated Statements of Financial Condition included in Item 8 of this Form 10-K.  The Corporation’s exposure to credit loss, in the event of non-performance by the other party to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.  As of June 30, 2010 and 2009, these commitments were $146.7 million and $105.7 million, respectively.

Comparison of Financial Condition at June 30, 2010 and June 30, 2009

Total assets decreased $180.2 million, or 11%, to $1.40 billion at June 30, 2010 from $1.58 billion at June 30, 2009.  The decrease was primarily a result of a decrease of $159.3 million in loans held for investment and a decrease of $90.3 million in investment securities, partly offset by an increase of $39.3 million in cash and cash equivalents and an increase of $24.3 million in loans held for sale.  The decline in total assets and the increase in cash and cash equivalents are consistent with the Corporation’s strategy of deleveraging the balance sheet to improve capital ratios and to mitigate credit and liquidity risk.

Total cash and cash equivalents increased $39.3 million, or 69%, to $96.2 million at June 30, 2010 from $56.9 million at June 30, 2009.  The relatively high level of liquidity is consistent with the Corporation’s strategy to mitigate liquidity risk during the current economic uncertainty and difficult banking environment.

Total investment securities decreased $90.3 million, or 72%, to $35.0 million at June 30, 2010 from $125.3 million at June 30, 2009.  A total of $65.5 million of investment securities were sold for a net gain of $2.3 million, $20.6 million of principal payments were received on mortgage-backed securities, $2.0 million of investment securities were called and no investment securities were purchased during fiscal 2010.  The Bank determined that the sale of investment securities would help satisfy its short-term deleveraging strategy.  The principal reduction of mortgage-backed securities was primarily attributable to mortgage prepayments and the scheduled principal payments of the underlying mortgage loans.  The Bank evaluates individual investment securities quarterly for other-than-temporary (“OTTI”) declines in market value.  The Bank does not believe that there are any other-than-temporary impairments at June 30, 2010; therefore, no impairment losses have been recorded for fiscal 2010.  See details of the OTTI discussion on Note 1 on Investment securities of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Loans held for investment decreased $159.3 million, or 14%, to $1.01 billion at June 30, 2010 from $1.17 billion at June 30, 2009.  This decrease was primarily a result of $125.4 million of loan prepayments and $59.0 million of real estate acquired in the settlement of loans, which was partly offset by originating $4.0 million of loans held for investment.  The decrease in loans held for investment is consistent with the short-term operating strategy to deleverage the balance sheet, improve capital ratios and mitigate credit and liquidity risk.

The table below describes the geographic distribution of real estate secured loans held for investment at June 30, 2010, as a percentage of the total dollar amount outstanding (dollars in thousands):

	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 176,441	30%	$ 317,238	55%	$ 82,924	14%	$ 6,523	1%	$ 583,126	100%
Multi-family	32,232	10%	248,288	72%	59,401	17%	3,630	1%	343,551	100%
Commercial real estate	55,808	51%	50,566	46%	2,313	2%	1,623	1%	110,310	100%
Construction	-	- %	400	100%	-	- %	-	- %	400	100%
Other	1,532	100%	-	- %	-	- %	-	- %	1,532	100%
Total	$ 266,013	26%	$ 616,492	59%	$ 144,638	14%	$ 11,776	1%	$ 1,038,919	100%

(1) Other than the Inland Empire.

During fiscal 2010, the Bank originated $1.80 billion in new loans, primarily through PBM, and did not purchase any loans from other financial institutions.  A total of $1.78 billion of loans were sold during fiscal 2010.  PBM loan production was sold primarily on a servicing released basis.  The total loan origination volume was higher than last year, due primarily to relatively low mortgage interest rates, a less competitive mortgage banking environment and more stable, though still weakened, real estate market.

The outstanding balance of loans held for sale increased to $170.3 million at June 30, 2010 from $146.0 million at June 30, 2009.  The increase was due primarily to higher loan originations and the timing difference between loan originations and loan sale settlements.  The increase in loan originations was primarily attributable to relatively low mortgage interest rates and less competition.  Actions by the Department of Treasury and Federal Reserve in response to the credit crisis resulted in the ancillary benefit of lower mortgage interest rates, and the slow pace of the economic recovery has led the Federal Reserve to refrain from taking action to cause interest rates to increase.

Total real estate owned was $14.7 million at June 30, 2010, down 10% from $16.4 million at June 30, 2009.  As of June 30, 2010, real estate owned was comprised of 77 properties, primarily single-family residences and single-family undeveloped lots located in Southern California.  This compares to 80 real estate owned properties at June 30, 2009, primarily single-family residences and single-family undeveloped lots located in Southern California.  The decrease in real estate owned was due primarily to better execution on the sale and disposition of real estate owned properties, which was partly offset by new foreclosures on delinquent loans.  During fiscal 2010, the Bank acquired 152 real estate owned properties in the settlement of loans and sold 155 properties.

Total prepaid expenses and other assets increased $10.8 million, or 45%, to $34.7 million at June 30, 2010 from $23.9 million at June 30, 2009.  The increase was primarily attributable to the FDIC prepaid insurance premium of $8.1 million and two new bank owned life insurance policies, totaling $2.1 million.

Total deposits decreased $56.3 million, or 6%, to $932.9 million at June 30, 2010 from $989.2 million at June 30, 2009.  The decrease was primarily attributable to a decrease in time deposits, which was partly offset by an increase in transaction accounts.  Time deposits decreased $162.0 million, or 25%, to $474.9 million at June 30, 2010 from $636.9 million at June 30, 2009; while transaction accounts increased $105.6 million, or 30%, to $458.0 million at June 30, 2010 from $352.4 million at June 30, 2009.  The decrease in time deposits was primarily attributable to the strategic decision to compete less aggressively on time deposit interest rates and the Bank’s marketing strategy to promote transaction accounts.  Additionally, in the quarter ended September 30, 2009, the Bank prepaid and did not offer time deposit renewal rates to a single depositor with cumulative time deposits of $83.0 million and the accounts were closed.

Borrowings, primarily FHLB – San Francisco advances, decreased $147.1 million, or 32%, to $309.6 million at June 30, 2010 from $456.7 million at June 30, 2009.  FHLB – San Francisco advances were primarily used to supplement the funding needs of the Bank.  The decrease was due to scheduled maturities and $102.0 million of prepayments consistent with the Corporation’s short-term strategy to deleverage the balance sheet.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 19 months (19 months, if put options are exercised by the FHLB – San Francisco) at June 30, 2010, as compared to the weighted-average maturity of 28 months (26 months, if put options were exercised by the FHLB – San Francisco) at June 30, 2009.

Total stockholders’ equity increased $12.8 million, or 11%, to $127.7 million at June 30, 2010, from $114.9 million at June 30, 2009, primarily as a result of a capital raise and net income, partly offset by the quarterly cash dividends paid during fiscal 2010.  The Corporation raised $11.9 million of capital in December 2009 through a follow-on public stock offering, issuing 5.18 million shares of common stock at $2.50 per share.  During fiscal 2010, no stock options were exercised and no common stock was repurchased.  The total cash dividend paid to the Corporation’s shareholders during fiscal 2010 was $352,000.

Comparison of Operating Results for the Years Ended June 30, 2010 and 2009

General.  The Corporation recorded net income of $1.1 million, or $0.13 per diluted share, for the fiscal year ended June 30, 2010, as compared to a net loss of $7.4 million, or a net loss of $1.20 per diluted share, for the fiscal year ended June 30, 2009.  The $8.5 million improvement in net income in fiscal 2010 was attributable to a $26.8 million decrease in the provision for loan losses and a $2.1 million increase in non-interest income, partly offset by an $8.1 million increase in non-interest expense, a $4.2 million decrease in net interest income before provision for loan losses and an $8.0 million increase in provision for income taxes.  The Corporation’s efficiency ratio increased to 62% in fiscal 2010 from 47% in fiscal 2009.  Return on average assets in fiscal 2010 increased to 0.08% from a negative (0.47%) in fiscal 2009.  Return on average equity in fiscal 2010 increased to 0.94% from a negative (6.20)% in fiscal 2009.

Net Interest Income.  Net interest income before provision for loan losses decreased $4.2 million, or 10%, to $39.6 million in fiscal 2010 from $43.8 million in fiscal 2009.  This decrease resulted principally from a decrease in average earning assets and a decrease in the net interest margin.  The average balance of earning assets decreased $132.0 million, or 9%, to $1.40 billion in fiscal 2010 from $1.53 billion in fiscal 2009.  The net interest margin decreased three basis points to 2.83% in fiscal 2010 from 2.86% in fiscal 2009.

Interest Income.  Interest income decreased $15.7 million, or 18%, to $70.2 million for fiscal 2010 from $85.9 million for fiscal 2009.  The decrease in interest income was primarily a result of decreases in the average balance and the average yield of earning assets.  The decrease in average earning assets was primarily attributable to the decrease in loans receivable and investment securities, partly offset by an increase in interest-earning deposits.  The average yield on earning assets decreased 60 basis points to 5.02% in fiscal 2010 from 5.62% in fiscal 2009.  The decrease in the average yield on earning assets was the result of a decrease in the average yield on loans receivable, investment securities and FHLB – San Francisco stock during fiscal 2010.  The decline in the average earning assets is consistent with the current short-term strategy of maintaining capital ratios, improving liquidity and reducing credit risk.

Loan interest income decreased $11.1 million, or 14%, to $67.7 million in fiscal 2010 from $78.8 million in fiscal 2009.  This decrease was attributable to a lower average loan balance and a lower average loan yield.  The average balance of loans receivable decreased $131.0 million, or 10%, to $1.21 billion during fiscal 2010 from $1.34 billion during fiscal 2009.  The average loan yield during fiscal 2010 decreased 29 basis points to 5.58% from 5.87% during fiscal 2009.  The decrease in the average loan yield was primarily attributable to adjustable-rate loans repricing to lower interest rates and non-performing loans, which required interest income reversals.  The decrease in the average balance of loans receivable was attributable to loan repayments and the origination of fewer single- family residential loans for investment.  Total non-performing loans decreased to $58.8 million at June 30, 2010 from $71.8 million at June 30, 2009.

Interest income from investment securities decreased $4.7 million, or 69%, to $2.1 million in fiscal 2010 from $6.8 million in fiscal 2009.  This decrease was primarily a result of a decrease in the average balance and a decrease in the average yield.  The average balance of investment securities decreased $87.5 million, or 61%, to $57.1 million in fiscal 2010 from $144.6 million in fiscal 2009.  The decrease in the average balance was primarily due to the sale of $65.5 million of investment securities for a net gain of $2.3 million as well as scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on the investment securities decreased 96 basis points to 3.76% during fiscal 2010 from 4.72% during fiscal 2009.  The decrease in the average yield of investment securities was primarily attributable to the sale of investment securities with a higher average yield and the repricing of adjustable rate mortgage-backed securities to lower interest rates.  During fiscal 2010, the Bank did not purchase any investment securities, while $20.6 million of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco paid a $112,000 cash dividend on its stock in fiscal 2010 as compared to the stock dividend of $324,000 in fiscal 2009.  This decrease was attributable to the FHLB – San Francisco’s decision to reduce dividends in order to preserve its capital in response to the economic downturn.

Interest Expense.  Total interest expense for fiscal 2010 was $30.6 million as compared to $42.2 million for fiscal 2009, a decrease of $11.6 million, or 27%.  This decrease was primarily attributable to a decrease in the average cost and a lower average balance of interest-bearing liabilities.  The average cost of interest-bearing liabilities was 2.31% during fiscal 2010, down 63 basis points from 2.94% during fiscal 2009.  The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $112.2 million, or 8%, to $1.32 billion during fiscal 2010 from $1.44 billion during fiscal 2009.

Interest expense on deposits for fiscal 2010 was $15.5 million as compared to $23.5 million for the same period of fiscal 2009, a decrease of $8.0 million, or 34%.  The decrease in interest expense on deposits was primarily attributable to a decrease in the average balance of deposits coupled with a lower average cost.  The average balance of deposits decreased $6.4 million, or 1%, to $949.3 million during fiscal 2010 from $955.7 million during fiscal 2009.  The average balance of time deposits decreased by $85.7 million, or 14%, to $535.6 million in fiscal 2010 from $621.3 million in fiscal 2009.  The decrease in the average balance of time deposits was partly offset by an increase in the average balance of transaction accounts.  The average balance of transaction accounts increased $79.3 million, or 24%, to $413.7 million in fiscal 2010 from $334.4 million in fiscal 2009.  The average cost of deposits decreased to 1.63% in fiscal 2010 from 2.45% during fiscal 2009, a decrease of 82 basis points.  The average cost of time deposits in fiscal 2010 was 2.28%, down 96 basis points, from 3.24% in fiscal 2009, while the average cost of transaction accounts in fiscal 2010 was 0.79%, down 20 basis points, from 0.99% in fiscal 2009.  The decrease in average deposit costs was inline with the decline in market interest rates.

Interest expense on borrowings, primarily FHLB – San Francisco advances, for fiscal 2010 decreased $3.6 million, or 19%, to $15.1 million from $18.7 million for fiscal 2009.  The decrease in interest expense on borrowings was primarily a result of a lower average balance, partly offset by a higher average cost.  The average balance of borrowings decreased $105.8 million, or 22%, to $373.5 million during fiscal 2010 from $479.3 million during fiscal 2009, consistent with the Corporation’s short-term deleveraging strategy.  The decrease in the average balance was due to the scheduled maturities and $102.0 million of prepayments, resulting in a net prepayment gain of $52,000 in fiscal 2010.  The average cost of borrowings increased to 4.04% in fiscal 2010 from 3.90% in fiscal

2009, an increase of 14 basis points.  The increase in the borrowing costs was due to the prepayments and maturities of advances with mostly lower interest rates.

Provision for Loan Losses.  During fiscal 2010, the Corporation recorded a provision for loan losses of $21.8 million, compared to a provision for loan losses of $48.7 million during fiscal 2009.  The provision for loan losses in fiscal 2010 was primarily attributable to loan classification downgrades, including non-performing loans ($15.3 million loan loss provision) and the general loan loss allowance for loans held for investment ($10.6 million loan loss provision), partly offset by a decline in loans held for investment ($4.1 million loan loss provision recovery).  The general loan loss allowance was augmented to reflect the additional risk of loans held for investment resulting from the poor general economic conditions in the U.S. and Southern California, in particular, such as high unemployment rates, low gross domestic product, weak real estate markets and lower retail sales.

Non-performing assets, with underlying collateral primarily located in Southern California, decreased to $73.5 million, or 5.25% of total assets, at June 30, 2010, compared to $88.3 million, or 5.59% of total assets, at June 30, 2009.  The non-performing assets at June 30, 2010 were primarily comprised of 160 single-family loans ($48.8 million); six multi-family loans ($6.5 million); five commercial real estate loans ($1.7 million); six single-family loans repurchased from, or unable to be sold to investors ($833,000); two commercial business loans ($567,000); one construction loan ($350,000); one consumer loan ($1,000); and real estate owned comprised of 49 single-family properties ($13.6 million), one commercial real estate property ($424,000); one developed lot ($399,000); one multi-family property ($193,000) and 25 undeveloped lots acquired in the settlement of loans ($78,000).  As of June 30, 2010, 34%, or $19.9 million of non-performing loans have a current payment status.  Net charge-offs in fiscal 2010 were $23.8 million or 1.96% of average loans receivable, compared to $23.1 million or 1.72% of average loans receivable in fiscal 2009.

Classified assets at June 30, 2010 were $95.6 million, comprised of $20.5 million in the special mention category, $60.4 million in the substandard category and $14.7 million in real estate owned.  Classified assets at June 30, 2009 were $116.1 million, consisting of $24.3 million in the special mention category, $75.4 million in the substandard category and $16.4 million in real estate owned.  Classified assets decreased at June 30, 2010 from the June 30, 2009 level primarily as a result of slight improvements in credit quality and stabilization of the real estate market.  See details on “Delinquencies and Classified Assets” on page 20 of this Form 10-K.

In fiscal 2010, 111 loans for $53.8 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans.  As of June 30, 2010, the outstanding balance of restructured loans was $60.0 million:  71 loans are classified as pass, are not included in the classified asset totals described earlier and remain on accrual status ($32.3 million); six loans are classified as special mention and remain on accrual status ($4.0 million); 63 loans are classified as substandard on non-performing status ($23.7 million); and two loans are classified as loss and fully reserved.  As of June 30, 2010, 81%, or $48.7 million of the restructured loans have a current payment status.

The allowance for loan losses was $43.5 million at June 30, 2010, or 4.14% of gross loans held for investment, compared to $45.4 million, or 3.75% of gross loans held for investment at June 30, 2009.  The allowance for loan losses at June 30, 2010 includes $17.8 million of specific loan loss reserves, compared to $25.3 million of specific loan loss reserves at June 30, 2009.  Management believes that, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment.  See details on “Allowance for Loan Losses” on page 26 of this Form 10-K.

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

Non-Interest Income.  Total non-interest income increased $2.1 million, or 10%, to $22.3 million in fiscal 2010 from $20.2 million in fiscal 2009.  The increase was primarily attributable to improved results on the sale and operations of real estate owned acquired in the settlement of loans and the gain on sale of investment securities, partly offset by a decrease in the gain on sale of loans.

The gain on sale of loans decreased $2.7 million, or 16%, to $14.3 million for fiscal 2010 from $17.0 million in fiscal 2009.  The decrease was a result of a lower average loan sale margin, partly offset by a higher volume of loans originated for sale.  Total loans originated for sale in fiscal 2010 were $1.80 billion as compared to $1.32 billion in fiscal 2009, up $483.2 million or 37%.  The increase in the loan sale volume in fiscal 2010 was attributable to relatively low mortgage interest rates, more stable real estate markets and less competition.  The average loan sale margin for PBM during fiscal 2010 was 0.77%, down 43 basis points from 1.20% during fiscal 2009.  The decrease in the average loan sale margin was due primarily to a higher recourse provision on loans sold subject to repurchase and adjustments on derivative financial instruments.  The gain on sale of loans includes a loss of $2.5 million on derivative financial instruments in fiscal 2010, compared to a gain of $2.3 million in fiscal 2009.  The gain on sale of loans for fiscal 2010 also includes an unrealized gain of $5.4 million attributable to the election of the fair value option of ASC 825, “Financial Instruments,” on loans held for sale, up from an unrealized gain of $1.9 million in fiscal 2009.  The gain on sale of loans in fiscal 2010 was partially reduced by a $6.3 million recourse provision on loans sold that are subject to repurchase, compared to a $3.4 million recourse provision in fiscal 2009.  The mortgage banking environment has shown improvement as a result of relatively low mortgage interest rates but remains volatile.

The sale and operations of real estate owned acquired in the settlement of loans reflected a net gain of $16,000 in fiscal 2010, as compared to a net loss of $2.5 million in fiscal 2009.  The improvement in fiscal 2010 was primarily due to stabilization of the real estate market.  The net gain in fiscal 2010 was comprised of a $2.7 million net gain on the sale of 155 real estate owned properties, operating expenses of $2.1 million and a $604,000 provision for losses on real estate owned.  The net loss in fiscal 2009 was comprised of a $128,000 net loss on the sale of 122 real estate owned properties, operating expenses of $2.1 million and a $290,000 provision for losses on real estate owned.

Non-Interest Expense.Total non-interest expense in fiscal 2010 was $38.1 million, an increase of $8.1 million, or 27%, as compared to $30.0 million in fiscal 2009.  The increase in non-interest expense was primarily the result of increases in compensation, deposit insurance premiums and regulatory assessments and other operating expenses.

Compensation expense increased $6.0 million, or 34%, to $23.4 million in fiscal 2010 from $17.4 million in fiscal 2009.  The increase in compensation expense was primarily due to higher incentive compensation resulting primarily from higher loan originations in fiscal 2010 and a $2.6 million recovery of ESOP expenses resulting from the ESOP Self Correction recorded in fiscal 2009.  For additional information regarding the ESOP Self Correction, see Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Deposit insurance premiums and regulatory assessments increased $801,000, or 37%, to $3.0 million in fiscal 2010 from $2.2 million in fiscal 2009.  The increase was a result of an increase in both the FDIC deposit insurance premiums ($639,000) and the OTS assessments ($162,000).

Other operating expenses increased $819,000, or 20%, to $5.0 million in fiscal 2010 from $4.2 million in fiscal 2009.  The increase in other operating expenses was due primarily to an increase in the Corporation’s insurance premiums and higher loan production related costs.

Income Taxes.  The provision for income taxes was $740,000 for fiscal 2010, representing an effective tax rate of 39.9%, as compared to the benefit for income taxes of $7.2 million in fiscal 2009, representing an effective tax rate of 49.3%.  The decrease in the effective tax rate was primarily the result of a lower percentage of permanent tax differences relative to income before taxes, including the impact of the non-taxable expense recovery of the ESOP Self Correction recorded in fiscal 2009.  The Corporation determined that the above tax rates meet its income tax obligations.

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

Interest Income.  Interest income decreased $9.8 million, or 10%, to $85.9 million for fiscal 2009 from $95.7 million for fiscal 2008.  The decrease in interest income was primarily a result of decreases in the average balance and the average yield of earning assets.  The decrease in average earning assets was primarily attributable to the decrease in loans receivable and investment securities, partly offset by an increase in interest-earning deposits.  The average yield on earning assets decreased 42 basis points to 5.62% in fiscal 2009 from 6.04% in fiscal 2008.  The decrease in the average yield on earning assets was the result of a decrease in the average yield on loans receivable, investment securities and FHLB – San Francisco stock during fiscal 2009.  The decline in the average earning assets is consistent with the current short-term strategy of maintaining capital ratios, improving liquidity and reducing credit risk.

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

Interest Expense.  Total interest expense for fiscal 2009 was $42.2 million as compared to $54.3 million for fiscal 2008, a decrease of $12.1 million, or 22%.  This decrease was primarily attributable to a decrease in the average cost and a lower average balance of interest-bearing liabilities.  The average balance of interest-bearing liabilities, principally deposits and borrowings, decreased $42.7 million, or 3%, to $1.44 billion during fiscal 2009 from $1.48 billion during fiscal 2008.  The average cost of interest-bearing liabilities was 2.94% during fiscal 2009, down 74 basis points from 3.68% during fiscal 2008.

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

Provision for Loan Losses.  During fiscal 2009, the Corporation recorded a provision for loan losses of $48.7 million, compared to a provision for loan losses of $13.1 million during fiscal 2008.  The provision for loan losses in fiscal 2009 was primarily attributable to an increase in loan classification downgrades, including an increase in non-performing loans ($41.6 million loan loss provision) and an increase in the general loan loss allowance for loans held for investment ($10.5 million loan loss provision), partly offset by a decline in loans held for investment ($3.4 million loan loss provision recovery).  The general loan loss allowance was augmented to reflect the additional risk of loans held for investment resulting from the deteriorating general economic conditions in the U.S. and Southern California, in particular, such as higher unemployment rates, negative growth of gross domestic product, declining real estate values and lower retail sales.

Non-performing assets, with underlying collateral primarily located in Southern California, increased to $88.3 million, or 5.59% of total assets, at June 30, 2009, compared to $32.5 million, or 1.99% of total assets, at June 30, 2008.  The non-performing assets at June 30, 2009 were primarily comprised of 190 single-family loans ($57.9 million); six multi-family loans ($4.9 million); seven commercial real estate loans ($2.7 million); 10 construction loans ($2.3 million); one undeveloped lot loan ($1.6 million); eight commercial business loans ($1.2 million); nine single-family loans repurchased from, or unable to be sold to investors ($1.3 million); and real estate owned comprised of 63 single-family properties ($15.1 million), one developed lot ($852,000) and 16 undeveloped lots acquired in the settlement of loans ($420,000).  As of June 30, 2009, 43%, or $30.7 million of non-performing loans have a current payment status.  Net charge-offs in fiscal 2009 were $23.1 million or 1.72% of average loans receivable, compared to $8.1 million or 0.58% of average loans receivable in fiscal 2008.

Classified assets at June 30, 2009 were $116.1 million, comprised of $24.3 million in the special mention category, $75.4 million in the substandard category and $16.4 million in real estate owned.  Classified assets at June 30, 2008 were $68.6 million, consisting of $29.4 million in the special mention category, $29.8 million in the substandard category and $9.4 million in real estate owned.  Classified assets increased at June 30, 2009 from the June 30, 2008 level primarily as a result of additional loan classification downgrades.  See details on “Delinquencies and Classified Assets” on page 20 of this Form 10-K.

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

The allowance for loan losses was $45.4 million at June 30, 2009, or 3.75% of gross loans held for investment, compared to $19.9 million, or 1.43% of gross loans held for investment at June 30, 2008.  The allowance for loan losses at June 30, 2009 includes $25.3 million of specific loan loss reserves, compared to $6.5 million of specific loan loss reserves at June 30, 2008.  Management believes that, based on currently available information, the allowance for loan losses is sufficient to absorb potential losses inherent in loans held for investment.  See details on “Allowance for Loan Losses” on page 26 of this Form 10-K.

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

The gain on sale of loans increased $16.0 million, or 1,600%, to $17.0 million for fiscal 2009 from $1.0 million in fiscal 2008.  The increase was a result of a higher volume of loans originated for sale and a higher average loan sale margin.  Total loans originated for sale in fiscal 2009 were $1.32 billion as compared to $398.7 million in fiscal 2008, up $918.9 million or 230%.  The average loan sale margin for PBM during fiscal 2009 was 1.20%, up 93 basis points from 0.27% during fiscal 2008.  The increase in the average loan sale margin and the increased sale volume were due primarily to fewer competitors and improved secondary market liquidity.  The gain on sale of loans includes a gain of $2.3 million on derivative financial instruments in fiscal 2009, compared to a loss of $317,000 in fiscal 2008.  The gain on sale of loans for fiscal 2009 includes an unrealized gain of $1.9 million attributable to the election of the fair value option of ASC 825 on loans held for sale that are originated by PBM, the Bank’s mortgage banking division.  The gain on sale of loans in fiscal 2009 was partially reduced by a $3.4 million recourse provision on loans sold that are subject to repurchase, compared to a $1.5 million recourse provision in fiscal 2008.

The sale and operations of real estate owned acquired in the settlement of loans reflected a net loss of $2.5 million in fiscal 2009, as compared to a net loss of $2.7 million in fiscal 2008.  The net loss in fiscal 2009 was comprised of a $128,000 net loss on the sale of 122 real estate owned properties, operating expenses of $2.1 million and a $290,000 provision for losses on real estate owned.  This compares to $2.7 million net loss in fiscal 2008, which was comprised of a $932,000 net loss on the sale of 37 real estate owned properties, operating expenses of $1.2 million and a $517,000 provision for losses on real estate owned.

Other operating income in fiscal 2009 decreased $577,000 or 27% to $1.6 million from $2.2 million in fiscal 2008.  The decrease was primarily attributable to a decrease in investment services fees, resulting from weakness in the equity market and the economic downturn.

Non-Interest Expense.Total non-interest expense in fiscal 2009 was $30.0 million, a decrease of $331,000 or 1%, as compared to $30.3 million in fiscal 2008.  The decrease in non-interest expense was primarily the result of decreases in compensation, partly offset by an increase in deposit insurance premiums and regulatory assessments.

Compensation expense decreased $1.6 million, or 8%, to $17.4 million in fiscal 2009 from $19.0 million in fiscal 2008.  The decrease in compensation expense was primarily due to a net recovery of ESOP expenses ($2.6 million) resulting from the ESOP Self Correction which was approved by the Internal Revenue Service and ratified by the Corporation’s Board of Directors, partly offset by higher incentive compensation resulting primarily from higher loan originations in fiscal 2009.  For additional information regarding the ESOP Self Correction, see Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Deposit insurance premiums and regulatory assessments increased $1.4 million, or 172%, to $2.2 million in fiscal 2009 from $804,000 in fiscal 2008.  The increase was a result of an increase in FDIC deposit insurance premiums and the FDIC special assessment of $734,000 in June 2009, payable in September 2009.

Income Taxes.  The benefit for income taxes was $7.2 million for fiscal 2009, representing an effective tax rate of 49.3%, as compared to the provision for income taxes of $2.4 million in fiscal 2008, representing an effective tax rate of 73.4%.  The decrease in the effective tax rate was primarily the result of a lower percentage of permanent tax differences relative to income before taxes, including the impact of the non-taxable expense recovery of the ESOP Self Correction recorded in fiscal 2009.  The Corporation determined that the above tax rates meet its income tax obligations.

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

				Year Ended June 30,
		2010			2009			2008
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
(Dollars In Thousands)

Interest-earning assets:
Loans receivable, net (1)	$ 1,211,600	$ 67,665	5.58%	$ 1,342,632	$ 78,754	5.87%	$ 1,397,877	$ 86,340	6.18%
Investment securities	57,083	2,144	3.76%	144,621	6,821	4.72%	155,509	7,567	4.87%
FHLB – San Francisco stock	32,861	112	0.34%	32,765	324	0.99%	32,271	1,822	5.65%
Interest-earning deposits	96,421	242	0.25%	9,998	25	0.25%	588	20	3.40%
Total interest-earning assets	1,397,965	70,163	5.02%	1,530,016	85,924	5.62%	1,586,245	95,749	6.04%

Non interest-earning assets	64,314			45,149			36,531
Total assets	$ 1,462,279			$ 1,575,165			$ 1,622,776

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 228,671	1,396	0.61%	$ 192,805	1,223	0.63%	$ 198,445	1,607	0.81%
Savings accounts	185,074	1,891	1.02%	141,593	2,096	1.48%	146,858	2,896	1.97%
Time deposits	535,571	12,213	2.28%	621,333	20,132	3.24%	666,835	30,073	4.51%
Total deposits	949,316	15,500	1.63%	955,731	23,451	2.45%	1,012,138	34,576	3.42%

Borrowings	373,458	15,085	4.04%	479,275	18,705	3.90%	465,536	19,737	4.24%

Total interest-bearing liabilities	1,322,774	30,585	2.31%	1,435,006	42,156	2.94%	1,477,674	54,313	3.68%

Non interest-bearing liabilities	20,255			20,106			17,812
Total liabilities	1,343,029			1,455,112			1,495,486

Stockholders’ equity	119,250			120,053			127,290
Total liabilities and stockholders’
equity	$ 1,462,279			$ 1,575,165			$ 1,622,776

Net interest income		$ 39,578			$ 43,768			$ 41,436

Interest rate spread (3)			2.71%			2.68%			2.36%
Net interest margin (4)			2.83%			2.86%			2.61%
Ratio of average interest-earning assets to average interest-bearing liabilities	105.68%			106.62%			107.35%

(1)
Includes receivable from sale of loans, loans held for sale at fair value, loans held for sale at lower of cost or market and non-performing loans, as well as net deferred loan cost amortization of $400, $524 and $869 for the years ended June 30, 2010, 2009 and 2008, respectively.

(2)	Includes the average balance of non interest-bearing checking accounts of $45.5 million, $43.2 million and $44.7 million in fiscal 2010, 2009 and 2008, respectively.
(3)	Represents the difference between the weighted average yield on total interest-earning assets and weighted average cost on total interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

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

	Year Ended June 30, 2010				Year Ended June 30, 2009
	Compared to Year				Compared to Year
	Ended June 30, 2009				Ended June 30, 2008
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
(In Thousands)

Interest-earnings assets:
Loans receivable, net (1)	$ (3,777)	$ (7,692)	$ 380	$ (11,089)	$ (4,343)	$ (3,414)	$ 171	$ (7,586)
Investment securities	(1,385)	(4,132)	840	(4,677)	(232)	(530)	16	(746)
FHLB – San Francisco stock	(212)	1	(1)	(212)	(1,503)	28	(23)	(1,498)
Interest-earning deposits	-	217	-	217	(19)	320	(296)	5
Total net change in income
on interest-earning assets	(5,374)	(11,606)	1,219	(15,761)	(6,097)	(3,596)	(132)	(9,825)

Interest-bearing liabilities:
Checking and money market
accounts	(46)	226	(7)	173	(348)	(46)	10	(384)
Savings accounts	(649)	644	(200)	(205)	(722)	(104)	26	(800)
Time deposits	(5,963)	(2,779)	823	(7,919)	(8,467)	(2,052)	578	(9,941)
Borrowings	655	(4,127)	(148)	(3,620)	(1,568)	583	(47)	(1,032)
Total net change in expense on interest-bearing liabilities	(6,003)	(6,036)	468	(11,571)	(11,105)	(1,619)	567	(12,157)

Net increase (decrease) in net interest income	$ 629	$ (5,570)	$ 751	$ (4,190)	$ 5,008	$ (1,977)	$ (699)	$ 2,332

(1)	Includes receivable from sale of loans, loans held for sale at fair value, loans held for sale at lower of cost or market and non-performing loans.

Liquidity and Capital Resources

The Corporation’s primary sources of funds are deposits, proceeds from the sale of loans originated for sale, proceeds from principal and interest payments on loans, proceeds from the maturity and sale of investment securities, proceeds from FHLB – San Francisco advances, and access to the discount window facility at the Federal Reserve Bank of San Francisco. While maturities and scheduled amortization of loans and investment securities are a relatively predictable source of funds, deposit flows, mortgage prepayments and loan sales are greatly influenced by general interest rates, economic conditions and competition.

Historically, the primary investing activity of the Bank has been the origination and purchase of loans held for investment, though due to the decline in real estate values and deterioration of credit quality, particularly for single-family loans, and the Bank’s short-term strategy to improve liquidity and preserve capital, the Bank has substantially reduced its origination of loans for investment during fiscal 2010 and 2009.  During the fiscal years ended June 30, 2010, 2009 and 2008, the Bank originated loans in the amounts of $1.80 billion, $1.35 billion and $582.2 million, respectively, a majority of which were sold, as noted below.  In addition, the Bank purchased loans from other financial institutions in fiscal 2010, 2009 and 2008 in the amounts of $0, $595,000 and $99.8 million, respectively.  Total loans sold in fiscal 2010, 2009 and 2008 were $1.78 billion, $1.20 billion and $373.5 million, respectively.  At June 30, 2010, the Bank had loan origination commitments totaling $146.7 million and $0 of undisbursed loans in process.  The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

The Bank’s primary financing activity is gathering deposits.  During the fiscal years ended June 30, 2010, 2009 and 2008, the net (decrease) increase in deposits was $(56.3) million, $(23.2) million and $11.0 million, respectively.  On June 30, 2010, time deposits that are scheduled to mature in one year or less were $308.5 million.  Historically, the

Bank has been able to retain a significant amount of its time deposits as they mature by adjusting deposit rates to the current interest rate environment, though during 2010 the Bank did not renew deposits from a single depositor with an aggregate balance of $83.0 million in time deposits, consistent with the Bank’s current strategy of deleveraging the balance sheet and reducing time deposits as a percentage of total deposits to reduce the overall cost of its deposits.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At June 30, 2010, total cash and cash equivalents were $96.2 million, or 6.9% of total assets.  Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may continue to rely on FHLB – San Francisco advances for part of its liquidity needs.  As of June 30, 2010, the remaining available borrowing capacity at FHLB – San Francisco was $166.1 million and the remaining unused collateral was $321.2 million.  In addition, the Bank has secured a $17.4 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $18.3 million.  As of June 30, 2010, there was no outstanding borrowing under this facility.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2002, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended June 30, 2010 increased to 26.3% from 20.7% during the same quarter ended June 30, 2009.  The increase in the liquidity ratio was due primarily to management’s decision to increase liquidity as a result of recent market uncertainty and the timing difference between PBM loan originations and loan sale settlements.  The increase in liquidity resulted in a lower net interest margin and lower net interest income because liquid assets generally yield lower rates of return than less liquid assets.  The Bank augments its liquidity by maintaining sufficient borrowing capacity at the FHLB – San Francisco.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements.  Under the OTS prompt corrective action provisions, a minimum ratio of 1.5% for Tangible Capital is required in order to be deemed other than “critically undercapitalized,” while a minimum ratio of 5.0% for Core Capital, 10.0% for Total Risk-Based Capital and 6.0% for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of June 30, 2010, the Bank exceeded all regulatory capital requirements with Tangible Capital, Core Capital, Total Risk-Based Capital and Tier 1 Risk-Based Capital ratios of 8.8%, 8.8%, 13.2% and 11.9%, respectively.

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

Impact of New Accounting Pronouncements

Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, as a result of the judgments, estimates and assumptions inherent in those policies, are important to an understanding of the financial statements of the Corporation.  These policies relate to the methodology for the recognition of interest income, determination of the provision and allowance for loan losses, the estimated fair value of derivative financial instruments and the valuation of mortgage servicing rights and real estate owned.  These policies and judgments, estimates and assumptions are described in greater detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and in the section entitled “Organization and Summary of Significant Accounting Policies” contained in Note 1 of the Notes to the Consolidated Financial Statements.

Management believes that judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, because of the sensitivity of the financial statements to these critical accounting policies, changes to the judgments, estimates and assumptions used could result in material differences in the results of operations or financial condition.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Quantitative Aspects of Market Risk.  The Bank does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative financial instruments.  Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.  The primary market risk that the Bank faces is interest rate risk.  For information regarding the sensitivity to interest rate risk of the Bank’s interest-earning assets and interest-bearing liabilities, see “Maturity of Loans Held for Investment,” “Investment Securities Activities,” “Time Deposits by Maturities” and “Interest Rate Risk” on pages 5, 31, 36 and 78, respectively, of this Form 10-K.

Qualitative Aspects of Market Risk.  The Bank’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates.  The Bank has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities.  The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank’s interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans.  In addition, the Bank maintains an investment portfolio, which is largely in U.S. government agency MBS and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently.  The Bank relies on retail deposits as its primary source of funds while utilizing FHLB – San Francisco advances as a secondary source of funding.  Management believes retail deposits, unlike brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.  As part of its interest rate risk management strategy, the Bank promotes transaction accounts and time deposits with terms up to five years.  For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 61 of this Form 10-K.

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

The following table is provided by the OTS and sets forth as of June 30, 2010 the estimated changes in NPV based on the indicated interest rate environment.  The Bank’s balance sheet position as of June 30, 2010 can be summarized as follows: if interest rates increase, the NPV of the Bank is expected to increase, except at the +200 basis points or higher rate shock scenario, where it is expected to decrease.

	Net		Portfolio	NPV as Percentage
Basis Points (bp)	Portfolio	NPV	Value	of Portfolio Value	Sensitivity
Change in Rates	Value	Change (1)	Assets	Assets (2)	Measure (3)
(Dollars In Thousands)

+300 bp	$ 142,556	$ (13,995)	$ 1,406,520	10.14%	-68	bp
+200 bp	$ 153,541	$ (3,010)	$ 1,426,114	10.77%	-5	bp
+100 bp	$ 160,049	$ 3,498	$ 1,441,663	11.10%	+29	bp
+50 bp	$ 158,987	$ 2,436	$ 1,445,227	11.00%	+19	bp
0 bp	$ 156,551	$ -	$ 1,447,675	10.81%	-	bp
-50 bp	$ 154,184	$ (2,367)	$ 1,450,840	10.63%	-19	bp
-100 bp	$ 152,119	$ (4,432)	$ 1,452,959	10.47%	-34	bp

(1)	Represents the (decrease) increase of the estimated NPV at the indicated change in interest rates compared to the NPV calculated at June 30, 2010 (“base case”).
(2)	Calculated as the estimated NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case at the indicated change in interest rates.

The following table provided by the OTS, is based on the calculations contained in the previous table, and sets forth the change in the NPV at a -100 basis point rate shock at June 30, 2010 and at a -100 basis point rate shock at June 30, 2009 (by regulation the Bank must measure and manage its interest rate risk for an interest rate shock of +200 basis points and -100 basis points, whichever produces the largest decline in NPV).

	At June 30, 2010	At June 30, 2009
Risk Measure: -100/-100 bp Rate Shock	(-100 bp)	(-100 bp)

Pre-Shock NPV Ratio	10.81%	7.28%
Post-Shock NPV Ratio	10.47%	6.91%
Sensitivity Measure	34 bp	37 bp
Thrift Bulletin 13a Level of Risk	Minimal	Minimal

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of +/-100 and +200 basis points.

The following table describes the results of the analysis for June 30, 2010 and June 30, 2009.

June 30, 2010		June 30, 2009
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	+21.80%	+200 bp	+20.03%
+100 bp	+14.52%	+100 bp	+18.28%
-100 bp	-16.60%	-100 bp	+2.60%
-200 bp	NM	-200 bp	NM

For the fiscal year ended June 30, 2010 the Bank is asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period, except in the -200 basis point scenario where net interest income was not forecast since interest rates are very low by historical standards.  For the fiscal year ended June 30, 2009, the Bank is also asset sensitive.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a slight increase in net interest income over the subsequent 12-month period.

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

Item 8.  Financial Statements and Supplementary Data

Please refer to page 88 for the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

a)
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this annual report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2010 are effective in providing reasonable assurance that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief

Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the fiscal year ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

To comply with the requirements of Section 404 of the Sarbanes–Oxley Act of 2002, the Corporation designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the Corporation’s internal control over financial reporting was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment of the Corporation’s internal control over financial reporting was also conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), which include controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Office of Thrift Supervision Instructions for Thrift Financial Reports for Consolidated Statement of Condition (Schedule SC), Consolidated Statement of Operations (Schedule SO) and the Summary of Changes in Savings Association Equity Capital included on Supplemental Information (Schedule SI).

Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of June 30, 2010.

The effectiveness of internal control over financial reporting as of June 30, 2010, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements. Deloitte & Touche LLP’s attestation report on the Corporation’s internal control over financial reporting follows.

The management of the Corporation has assessed the Corporation’s compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on June 30, 2010.  Management has concluded that the Corporation complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on June 30, 2010.

Date: September 13, 2010	/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer

/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the internal control over financial reporting of Provident Financial Holdings, Inc. and subsidiary (the "Corporation") as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Corporation's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Office of Thrift Supervision Instructions for Thrift Financial Reports for Schedules SC, SO, and the Reconciliation of Equity Capital included on Schedule SI. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not audited and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements as of and for the year ended June 30, 2010 of the Corporation and our report dated September 13, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 13, 2010

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item regarding the Corporation’s Board of Directors is incorporated herein by reference from the section captioned “Proposal I – Election of Directors” in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end.

The executive officers of the Corporation and the Bank are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors.  For information regarding the Corporation’s executive officers, see Item 1 - “Executive Officers” beginning on page 47 of this Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated herein by reference from the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end.

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

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference from the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners.

The information required by this item is incorporated herein by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end.

(b) Security Ownership of Management.

The information required by this item is incorporated herein by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Proposal I - Election of Directors” in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end.

(c) Changes In Control.

The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

(d) Equity Compensation Plan Information.

The information required by this item is incorporated herein by reference from the section captioned “Executive Compensation – Equity Compensation Plan Information” in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference from the section captioned “Transactions with Management” in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the section captioned “Proposal II - Approval of Appointment of Independent Auditors” in the Corporation’s Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Corporation’s fiscal year end.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements See Exhibit 13 to Consolidated Financial Statements beginning on page 88.

	2.	Financial Statement Schedules Schedules to the Consolidated Financial Statements have been omitted as the required information is inapplicable.

(b)		Exhibits Exhibits are available from the Corporation by written request

3.1(a)	Certificate of Incorporation of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Corporation’s Registration Statement on Form S-1 (File No. 333-2230))

3.1(b)	Certificate of Amendment to Certificate of Incorporation of Provident Financial Holdings, Inc. as filed with the Delaware Secretary of State on November 24, 2009

3.2	Bylaws of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed on October 26, 2007)

10.1	Employment Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated December 19, 2005)

10.3	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated December 12, 1996)

10.4	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation’s proxy statement dated December 12, 1996)

10.5	Form of Severance Agreement with Richard L. Gale, Kathryn R. Gonzales, Lilian Salter, Donavon P. Ternes and David S. Weiant (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated July 3, 2006)

10.6	2003 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated October 21, 2003)

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

10.13	Post-Retirement Compensation Agreement with Donavon P. Ternes (Incorporated by reference to Exhibit 10.13 to the Corporation’s Form 8-K dated July 7, 2009)

13	2010 Annual Report to Stockholders

14	Code of Ethics for the Corporation’s directors, officers and employees (Incorporated by reference to Exhibit 14 to the Corporation’s Form 10-K dated September 12, 2007)

21.1	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 to the Corporation’s Form 10-K dated September 12, 2007)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Provident Financial Holdings, Inc.

                                                                                                                                                                             /s/ Craig G. Blunden
Date:  September 13, 2010                                                                                                                                Craig G. Blunden
                                                                                                                                             Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURES                                                                                                  TITLE                                                                                                DATE

/s/ Craig G. Blunden
Craig G. Blunden                                                                                   Chairman, President and                                                                   September 13, 2010
                                                                                                                 Chief Executive Officer
                                                                                                                 (Principal Executive Officer)

/s/ Donavon P. Ternes
Donavon P. Ternes                                                                               Chief Operating Officer and                                                             September 13, 2010
                                                                                                                  Chief Financial Officer
                                                                                                                  (Principal Financial and
                                                                                                                  Accounting Officer)

/s/ Joseph P. Barr
Joseph P. Barr                                                                                        Director                                                                                               September 13, 2010

/s/ Bruce W. Bennett
Bruce W. Bennett                                                                                 Director                                                                                               September 13, 2010

/s/ Debbi H. Guthrie
Debbi H. Guthrie                                                                                   Director                                                                                               September 13, 2010

/s/ Robert G. Schrader
Robert G. Schrader                                                                               Director                                                                                                September 13, 2010

/s/ Roy H. Taylor
Roy H. Taylor                                                                                       Director                                                                                                September 13, 2010

/s/ William E. Thomas
William E. Thomas                                                                               Director                                                                                               September 13, 2010

Provident Financial Holdings, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Provident Financial Holdings, Inc.
Riverside, California

We have audited the accompanying consolidated statements of financial condition of Provident Financial Holdings, Inc. and subsidiary (the “Corporation”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010.  These consolidated financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2010, expressed an unqualified opinion on the Corporation's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
September 13, 2010

Provident Financial Holdings, Inc.
Consolidated Statements Financial Condition

(In Thousands, Except Share Information)

	June 30,
	2010	2009
Assets
Cash and cash equivalents	$ 96,201	$ 56,903
Investment securities – available for sale, at fair value	35,003	125,279
Loans held for investment, net of allowance for loan losses of $43,501 and
$45,445, respectively	1,006,260	1,165,529
Loans held for sale, at fair value	170,255	135,490
Loans held for sale, at lower of cost or market	-	10,555
Accrued interest receivable	4,643	6,158
Real estate owned, net	14,667	16,439
Federal Home Loan Bank (“FHLB”) – San Francisco stock	31,795	33,023
Premises and equipment, net	5,841	6,348
Prepaid expenses and other assets	34,736	23,889
Total assets	$ 1,399,401	$ 1,579,613

Liabilities and Stockholders’ Equity

Commitments and contingencies (Note 14)

Liabilities:
Non interest-bearing deposits	$ 52,230	$ 41,974
Interest-bearing deposits	880,703	947,271
Total deposits	932,933	989,245

Borrowings	309,647	456,692
Accounts payable, accrued interest and other liabilities	29,077	18,766
Total liabilities	1,271,657	1,464,703

Stockholders’ equity:
Preferred stock, $0.01 par value (2,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, $0.01 par value (40,000,000 and 15,000,000 shares authorized, respectively; 17,610,865 and 12,435,865 shares issued, respectively; 11,406,654 and 6,219,654 shares outstanding, respectively)	176	124
Additional paid-in capital	85,663	72,709
Retained earnings	135,383	134,620
Treasury stock at cost (6,204,211 and 6,216,211 shares, respectively)	(93,942)	(93,942)
Unearned stock compensation	(203)	(473)
Accumulated other comprehensive income, net of tax	667	1,872
Total stockholders’ equity	127,744	114,910

Total liabilities and stockholders’ equity	$ 1,399,401	$ 1,579,613

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Operations

(In Thousands, Except Share Information)

	Year Ended June 30,
	2010	2009	2008
Interest income:
Loans receivable, net	$ 67,665	$ 78,754	$ 86,340
Investment securities	2,144	6,821	7,567
FHLB – San Francisco stock .	112	324	1,822
Interest-earning deposits	242	25	20
Total interest income	70,163	85,924	95,749

Interest expense:
Deposits	15,500	23,451	34,576
Borrowings	15,085	18,705	19,737
Total interest expense	30,585	42,156	54,313
Net interest income, before provision for loan losses	39,578	43,768	41,436
Provision for loan losses	21,843	48,672	13,108
Net interest income (expense), after provision for loan losses	17,735	(4,904)	28,328

Non-interest income:
Loan servicing and other fees	797	869	1,776
Gain on sale of loans, net	14,338	16,971	1,004
Deposit account fees	2,823	2,899	2,954
Gain on sale of investment securities	2,290	356	-
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	16	(2,469)	(2,683)
Other	1,995	1,583	2,160
Total non-interest income	22,259	20,209	5,211

Non-interest expense:
Salaries and employee benefits	23,379	17,369	18,994
Premises and occupancy	3,048	2,878	2,830
Equipment expense	1,614	1,521	1,552
Professional expense	1,517	1,365	1,573
Sales and marketing expense	623	509	524
Deposit insurance premium and regulatory assessments	2,988	2,187	804
Other	4,970	4,151	4,034
Total non-interest expense	38,139	29,980	30,311
Income (loss) before income taxes	1,855	(14,675)	3,228
Provision (benefit) for income taxes	740	(7,236)	2,368
Net income (loss)	$ 1,115	$ (7,439)	$ 860
Basic earnings (loss) per share	$ 0.13	$ (1.20)	$ 0.14
Diluted earnings (loss) per share	$ 0.13	$ (1.20)	$ 0.14
Cash dividends per share	$ 0.04	$ 0.16	$ 0.64

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)

							Accumulat- ed Other Comprehen-sive Income (Loss), Net of Tax
			Additional Paid-in Capital			Unearned Stock Compensation
				Retained Earnings	Treasury Stock
	Common Stock							Total
	Shares	Amount
Balance at July 1, 2007	6,376,945	$ 124	$ 72,935	$ 146,194	$ (90,694)	$ (455)	$ 693	$ 128,797
Comprehensive income:
Net income				860				860
Change in unrealized holding loss on securities available for sale, net of reclassification of $0 of net gain included in net income							(154)	(154)
Total comprehensive income								706
Purchase of treasury stock	(187,081)				(4,075)			(4,075)
Purchase of restricted stock from employees in lieu of distribution	(995)				(22)			(22)
Exercise of stock options	7,500		69					69
Distribution of restricted stock	11,350							-
Amortization of restricted stock			281					281
Awards of restricted stock			(45)		45			-
Forfeiture of restricted stock			52		(52)			-
Stock options expense			742					742
Tax benefit from non-qualified equity compensation			6					6
Allocation of contributions to ESOP			1,124			353		1,477
Cash dividends				(4,001)				(4,001)
Balance at June 30, 2008	6,207,719	$ 124	$ 75,164	$ 143,053	$ (94,798)	$ (102)	$ 539	$ 123,980

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Information)

							Accumulat-ed Other Comprehen-sive Income (Loss), Net of Tax
			Additional Paid-in Capital			Unearned Stock Compensation
				Retained Earnings	Treasury Stock
	Common Stock							Total
	Shares	Amount
Balance at July 1, 2008	6,207,719	$ 124	$ 75,164	$ 143,053	$ (94,798)	$ (102)	$ 539	$ 123,980
Comprehensive loss:
Net loss				(7,439)				(7,439)
Change in unrealized holding gain on securities available for sale, net of reclassification of $206 of net gain included in net loss							1,333	1,333
Total comprehensive loss								(6,106)
Purchase of restricted stock from employees in lieu of distribution	(65)							-
Distribution of restricted stock	12,000							-
Amortization of restricted stock			419					419
Awards of restricted stock			(868)		868			-
Forfeiture of restricted stock			12		(12)			-
Stock options expense			675					675
ESOP Self Correction (Note 11)			(2,823)			(642)		(3,465)
Allocation of contributions to ESOP			130			271		401
Cash dividends				(994)				(994)
Balance at June 30, 2009	6,219,654	124	72,709	134,620	(93,942)	(473)	1,872	114,910
Comprehensive loss:
Net income				1,115				1,115
Change in unrealized holding loss on securities available for sale, net of reclassification of $1.3 million of net gain included in net income							(1,205)	(1,205)
Total comprehensive loss								(90)
Common stock issuance, net of expenses	5,175,000	52	11,881					11,933
Distribution of restricted stock	12,000							-
Amortization of restricted stock			523					523
Stock options expense			493					493
Allocation of contributions to ESOP			57			270		327
Cash dividends				(352)				(352)
Balance at June 30, 2010	11,406,654	$ 176	$ 85,663	$ 135,383	$ (93,942)	$ (203)	$ 667	$ 127,744

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 1,115	$ (7,439)	$ 860
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,534	2,021	2,366
Provision for loan losses	21,843	48,672	13,108
Provision for losses on real estate owned	604	290	517
Net gain on sale of loans	(14,338)	(16,971)	(1,004)
Net realized (gain) loss on sale of real estate owned	(2,692)	128	932
Net realized gain on sale of investment securities	(2,290)	(356)	-
Stock-based compensation expense	1,016	1,075	1,000
ESOP expense (recovery)	323	(2,371)	1,410
FHLB – San Francisco stock dividend	-	(804)	(1,892)
Provision (benefit) for deferred income taxes	2,496	(10,785)	(5,486)
Tax benefit from non-qualified equity compensation	-	-	(6)
Increase in cash surrender value of bank owned life insurance	(200)	(123)	(119)
(Decrease) increase in accounts payable, accrued interest and other liabilities	(5,600)	123	3,587
(Increase) decrease in prepaid expenses and other assets	(7,987)	1,328	(2,247)
Loans originated for sale	(1,800,831)	(1,317,623)	(398,726)
Proceeds from sale of loans and net change in receivable from sale of loans	1,805,976	1,217,052	433,752
Net cash provided by (used for) operating activities	969	(85,783)	48,052

Cash flows from investing activities:
Net decrease (increase) in loans held for investment	96,680	110,155	(49,210)
Maturities and calls of investment securities held to maturity	-	-	19,000
Maturities and calls of investment securities available for sale	2,000	65	9,979
Principal payments from investment securities	20,604	37,809	47,457
Purchases of investment securities available for sale	-	(8,135)	(78,935)
Proceeds from sales of investment securities available for sale	67,778	480	-
Purchases of FHLB – San Francisco stock	-	(94)	(39)
Proceeds from redemption of FHLB – San Francisco stock	1,228	-	13,638
Purchase of bank owned life insurance	(2,000)	-	-
Proceeds from sales of real estate owned	44,206	35,755	13,125
Purchases of premises and equipment	(395)	(797)	(395)
Net cash provided by (used for) investing activities	230,101	175,238	(25,380)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended June 30,
	2010	2009	2008
Cash flows from financing activities:
Net (decrease) increase in deposits	$ (56,312)	$ (23,165)	$ 11,013
Net (repayments of) proceeds from short-term borrowings	-	(112,600)	18,600
Proceeds from long-term borrowings	-	160,000	110,000
Repayments of long-term borrowings	(147,045)	(70,043)	(152,039)
ESOP loan payment (refund)	4	(864)	67
Treasury stock purchases	-	-	(4,097)
Exercise of stock options	-	-	69
Tax benefit from non-qualified equity compensation	-	-	6
Cash dividends paid	(352)	(994)	(4,001)
Proceeds from issuance of common stock	11,933	-	-
Net cash used for financing activities	(191,772)	(47,666)	(20,382)

Net increase in cash and cash equivalents	39,298	41,789	2,290
Cash and cash equivalents at beginning of year	56,903	15,114	12,824
Cash and cash equivalents at end of year	$ 96,201	$ 56,903	$ 15,114

Supplemental information:
Cash paid for interest	$ 31,050	$ 41,813	$ 54,618
Cash paid for income taxes	$ 3,990	$ 4,580	$ 4,900
Transfer of loans held for sale to loans held for investment	$ -	$ 1,679	$ 10,369
Real estate owned acquired in the settlement of loans	$ 59,038	$ 63,445	$ 28,006

The accompanying notes are an integral part of these consolidated financial statements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies:

Basis of presentation
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

The Corporation operates in two business segments: community banking (“Provident Bank”) and mortgage banking (“Provident Bank Mortgage” (“PBM”), a division of Provident Bank).  Provident Bank activities include attracting deposits, offering banking services and originating multi-family, commercial real estate, commercial business and,  to a lesser extent, construction and consumer loans.  Deposits are collected primarily from 14 banking locations located in Riverside and San Bernardino counties in California.  PBM activities include originating single-family loans, primarily first mortgages for sale to investors.  Loans are primarily originated in Southern California by loan agents employed by the Bank, as well as from the banking locations and freestanding lending offices.  PBM operates wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and retail loan production offices in City of Industry, Escondido, Glendora, Rancho Cucamonga and Riverside (2), California, as well as in the 14 banking locations.

Use of estimates
The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the valuation of loan servicing assets, the valuation of real estate owned, the determination of the loan repurchase reserve, the valuation of derivative financial instruments and deferred compensation costs.

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies of Provident Financial Holdings, Inc. and the Bank.

Cash and cash equivalents
Cash and cash equivalents include cash on hand and due from banks, as well as overnight deposits placed at correspondent banks.

Investment securities
The Corporation classifies its qualifying investments as available for sale or held to maturity.  The Corporation’s policy of classifying investments as held to maturity is based upon its ability and management’s positive intent to hold such securities to maturity.  Securities expected to be held to maturity are carried at amortized historical cost.  All other securities are classified as available for sale and are carried at fair value.  Fair value is determined based upon quoted market prices.  Changes in net unrealized gains (losses) on securities available for sale are included in

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

accumulated other comprehensive income (loss), net of tax.  Gains and losses on dispositions of investment securities are included in non-interest income and are determined using the specific identification method.  Purchase premiums and discounts are amortized over the expected average life of the securities using the effective interest method.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”). For debt securities, if the Corporation intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred. However, even if the Corporation does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Corporation must evaluate expected cash flows to be received and determine if a credit loss has occurred.  In the event of a credit loss, the credit component of the impairment is recognized within non-interest income and the non-credit component is recognized through accumulated other comprehensive income (loss), net of tax.  For equity securities, management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Corporation’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value.  If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized within non-interest income.

PBM activities
Mortgage loans are originated for both investment and sale to the secondary market.  Since the Corporation is primarily a single-family adjustable-rate mortgage (“ARM”) lender for its own portfolio, a high percentage of fixed-rate loans are originated for sale to institutional investors.

Accounting Standards Codification (“ASC”) No. 825, “Financial Instruments,” allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings.  The option may be applied instrument by instrument, but it is irrevocable.  Prior to the May 28, 2009 election of the fair value option on PBM loans held for sale, all loans held for sale were carried at the lower of cost or fair value.  Subsequent to the election, all PBM loans originated for sale, on or after May 28, 2009, are carried at fair value.  Fair value is generally determined by outstanding loan sale commitments from investors’ current yield requirements as calculated on the aggregate loan basis.  Loans are generally sold without recourse, other than standard representations and warranties, except those loans sold to the FHLB – San Francisco under the Mortgage Partnership Finance (“MPF”) program which has a specific recourse provision, which is described later.  A high percentage of loans are sold on a servicing released basis.  In some transactions, primarily loans sold under the MPF program, the Corporation may retain the servicing rights in order to generate servicing income.  Where the Corporation continues to service loans after sale, investors are paid their share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loan’s contractual interest rate.

Loans sold to the FHLB – San Francisco under the MPF program have a recourse liability.  The FHLB – San Francisco absorbs the first four basis points of loss and a credit scoring process is used to calculate the maximum recourse amount for the Bank.  All losses above the Bank’s maximum recourse are the responsibility of the FHLB – San Francisco.  The FHLB – San Francisco pays the Bank a credit enhancement fee on a monthly basis to compensate the Bank for accepting the recourse obligation.  On October 6, 2006, the FHLB – San Francisco announced that they would no longer offer new commitments to purchase mortgage loans from their members, but they would retain their existing portfolio of mortgage loans.  As of June 30, 2010, the Bank serviced $110.5 million of loans under this program and has established a recourse liability of $122,000 as compared to $130.7 million of loans serviced and a recourse liability of $144,000 at June 30, 2009.  A net loss of $19,000 was recognized in fiscal 2010, while no losses were recognized in fiscal 2009 and 2008 under this program.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.  During the year ended June 30, 2010, the Bank repurchased $368,000 of single-family mortgage loans as compared to $4.0 million in fiscal 2009 and $4.5 million in fiscal 2008.  Many additional repurchase requests were settled that did not result in the repurchase of the loan itself.  In addition to the specific recourse liability for the MPF program, the Bank has established a recourse liability of $6.2 million and $3.3 million for loans sold to other investors as of June 30, 2010 and 2009, respectively.

Activity in the recourse liability for the years ended June 30, 2010 and 2009 was as follows:

(In Thousands)	2010	2009
Balance, beginning of year	$ 3,406	$ 2,073
Provision	6,282	3,406
Net settlements in lieu of loan repurchases	(3,353)	(2,073)
Balance, end of the year	$ 6,335	$ 3,406

The Bank is obligated to refund loan sale premiums to investors when loans pay off within a specific time period following the loan sale; the time period ranges from three to six months, depending upon the loan sale agreement.  Total loan sale premium refunds (recoveries) in fiscal 2010, 2009 and 2008 were $14,000, $109,000 and $(25,000), respectively.  As of June 30, 2010 and 2009, the Bank’s recourse liability was $38,000 and $92,000, respectively, for future loan sale premium refunds.

Gains or losses on the sale of loans, including fees received or paid, are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated book value of the loans sold.  When loans are sold with servicing retained, the carrying value of the loans is allocated between the portion sold and the portion retained (i.e., servicing assets and interest-only strips), based on estimates of their respective fair values.

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

Loans held for sale
Loans held for sale consist primarily of long-term fixed-rate loans secured by first trust deeds on single-family residences, the majority of which are Federal Housing Administration (“FHA”), United States Department of Veterans Affairs (“VA”), Fannie Mae and Freddie Mac loan products.  The loans are generally offered to customers located in Southern California, primarily in Riverside and San Bernardino counties, commonly known as the Inland Empire, and to a lesser extent in Orange, Los Angeles, San Diego and other counties, including Alameda county and surrounding counties in Northern California.  The loans have been hedged with loan sale commitments, put options or other financial instruments and the loan sale settlement period is generally between 20 to 30 days from the date of the loan funding.  Upon the election of the fair value option (ASC 825) on May 28, 2009, all loans originated for sale

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

on the day of the election and thereafter are included as loans held for sale at fair value, while prior loans originated for sale are categorized as loans held for sale at the lower of cost or market.

Loans held for investment
Loans held for investment consist primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land.  Also, loans held for investment are primarily comprised of adjustable rate mortgages.  Additionally, multi-family and commercial real estate loans are becoming a substantial part of loans held for investment.  These loans are generally offered to customers and businesses located in Southern California, primarily in the Inland Empire, and to a lesser extent in Orange, Los Angeles, San Diego and other counties, including Alameda county and surrounding counties in Northern California.

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

Allowance for loan losses
The allowance for loan losses involves significant judgment and assumptions by management, which has a material impact on the carrying value of net loans.  Management considers the accounting estimate related to the allowance for loan losses a critical accounting estimate because it is highly susceptible to changes from period to period, requiring management to make assumptions about probable incurred losses inherent in the loan portfolio at the balance sheet date. The impact of a sudden large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

The allowance is based on two principles of accounting:  (i) ASC 450, “Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) ASC 310, “Receivables,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and in comparison to the loan balance.  The allowance has two components: a formula allowance for groups of homogeneous loans and a specific valuation allowance for identified problem loans.  Each of these components is based upon estimates that can change over time.  The formula allowance is based on historical experience and as a result can differ from actual losses incurred in the future; and qualitative factors such as unemployment data, gross domestic product, interest rates, retail sales, the value of real estate and real estate market conditions.  The historical data is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

Allowance for unfunded loan commitments
The Corporation maintains the allowance for unfunded loan commitments at a level that is adequate to absorb estimated probable losses related to these unfunded credit facilities.  The Corporation determines the adequacy of the

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

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

Troubled debt restructuring (“restructured loans”)
A restructured loan is a loan which the Corporation, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Corporation would not otherwise consider.

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to:

a)	A reduction in the stated interest rate.
b)	An extension of the maturity at an interest rate below market.
c)	A reduction in the face amount of the debt.
d)	A reduction in the accrued interest.
e)	Extensions, deferrals, renewals and rewrites.

The Corporation measures the impairment loss of restructured loans based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original effective yield of the loan.  Based on published guidance with respect to restructured loans from certain banking regulators and to conform to general practices within the banking industry, the Corporation determined it was appropriate to maintain certain restructured loans on accrual status, provided there is reasonable assurance of repayment and performance, consistent with the modified terms based upon a current, well-documented credit evaluation.

Other restructured loans are classified as “Substandard” and placed on non-performing status.  The loans may be upgraded and placed on accrual status once there is a sustained period of payment performance (usually six months or longer) and there is a reasonable assurance that the payments will continue; and if the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan.  In addition to the payment history described above; multi-family, commercial real estate, construction and commercial business loans must also demonstrate a combination of corroborating characteristics to be upgraded, such as: satisfactory cash flow, satisfactory guarantor support, and additional collateral support, among others.

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Real estate owned
Real estate acquired through foreclosure is initially recorded at the lesser of the loan balance at the time of foreclosure or the fair value of the real estate acquired, less estimated selling costs.  Subsequent to foreclosure, the Corporation charges current earnings for estimated losses if the carrying value of the property exceeds its fair value.  Gains or losses on the sale of real estate are recognized upon disposition of the property.   Costs relating to improvement, maintenance and repairs of the property are expensed as incurred.

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

Leasehold improvements are amortized over the lesser of their respective lease terms or the useful life of the improvement, which ranges from one to 10 years.  Maintenance and repair costs are charged to operations as incurred.

Income taxes
The Corporation accounts for income taxes in accordance with ASC 740, “Income Taxes.”  ASC 740 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.  Management has determined that there are no unrecognized tax benefits reported in the Corporation’s financial statements for fiscal years ended June 30, 2010 and 2009.

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The Corporation’s deferred tax asset decreased during fiscal 2010 due to charge-offs of non-performing loans.  The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  Also, the Internal Revenue Service completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007; and the California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 and 2008.  Tax years subsequent to 2007 remain subject to federal examination, while the California state tax returns for years subsequent to 2004 are subject to examination by state taxing authorities.  It is the Corporation’s policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense.  There were no penalties or interest included in the Consolidated Statements of Operations for the fiscal years ended June 30, 2010 and 2009; while in fiscal 2008, a tax adjustment of $407,000 was recorded, which includes $104,000 in interest.

Bank owned life insurance (“BOLI”)
The Bank purchases life insurance policies on the lives of certain executive officers and is the owner and beneficiary of the policies.  The Bank invests in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefits costs.  The Bank records these BOLI policies within other assets in the Consolidated Statements of Financial Condition at each policy’s respective cash surrender value, with changes recorded in other non-interest income in the Consolidated Statements of Operations.

Cash dividend
A declaration or payment of dividends is at the discretion of the Corporation’s Board of Directors, who take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.   Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.  On July 23, 2009, the Corporation reduced its quarterly dividend to $0.01 per share from $0.03 per share as a part of its capital preservation strategy precipitated by the economic downturn.

Stock repurchases
The Corporation may repurchase its common stock consistent with Board-approved stock repurchase plans.  As a result of the recent economic downturn, the Corporation suspended activity in its stock repurchase program in order to preserve capital.  As of June 30, 2010, the Corporation did not have a stock repurchase program.

Earnings per common share (“EPS”)
Basic EPS represents net income (loss) divided by the weighted average common shares outstanding during the period excluding any potential dilutive effects.  Diluted EPS gives effect to any potential issuance of common stock that would have caused basic EPS to be lower as if the issuance had already occurred.  Accordingly, diluted EPS reflects an increase in the weighted average shares outstanding as a result of the assumed exercise of stock options and the vesting of restricted stock.  The computation of diluted EPS does not assume exercise of stock options and vesting of restricted stock that would have an anti-dilutive effect on EPS.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Stock-based compensation
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

The adoption of ASC 718 resulted in stock-based compensation expense related to issued and unvested stock option grants.  The stock-based compensation expense, inclusive of restricted stock expense, for fiscal years ended June 30, 2010, 2009 and 2008 was $1.0 million, $1.1 million and $1.0 million, respectively.  Cash provided by operating activities for fiscal 2010, 2009 and 2008 decreased by $0, $0 and $6,000, respectively, and cash provided by financing activities increased by an identical amount for fiscal 2010, 2009 and 2008, respectively, related to excess tax benefits from stock-based payment arrangements.

Employee Stock Ownership Plan (“ESOP”)
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

Post retirement benefits
The estimated obligation for post retirement health care and life insurance benefits is determined based on an actuarial computation of the cost of current and future benefits for the eligible (grandfathered) retirees and employees.  The post retirement benefit liability is included in other liabilities in the accompanying consolidated financial statements.  Effective July 1, 2003, the Corporation discontinued the post retirement health care and life insurance benefits to any employee not previously qualified (grandfathered) for these benefits.  At June 30, 2010, the accrued liability for post retirement benefits was $244,000 and was fully funded consistent with actuarially determined estimates of the future obligation.

Comprehensive income (loss)
ASC 220, "Comprehensive Income," requires that realized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains (losses) on available for sale securities, are reported as a separate component of the stockholders’ equity section of the Consolidated Statements of Financial Condition, such items, along with net income (loss), are components of comprehensive income (loss).

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The components of other comprehensive (loss) income and their related tax effects are as follows:

	For the Year Ended June 30,
(In Thousands)	2010	2009	2008
Change in net unrealized gains (losses) on securities available for sale	$ 212	$ 2,654	$ (266)
Reclassification adjustment for net gains realized in income	(2,290)	(356)	-
Net change in unrealized (losses) gains	(2,078)	2,298	(266)
Tax effect	873	(965)	112
Net change in unrealized (losses) gains, net of tax effect	$ (1,205)	$ 1,333	$ (154)

Accounting standard updates (“ASU”)
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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

not require comparative disclosures for earlier periods. Management has not determined the impact of this ASC on the Corporation’s consolidated financial statements.

FASB ASU 2010-20:
In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU requires additional disclosures that facilitate financial statement users’ evaluation of the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. These disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Corporation does not expect ASU 2010-20 to have a material effect on our consolidated financial statements other than the new disclosures required by the ASU.

2. Investment Securities:

The amortized cost and estimated fair value of investment securities as of June 30, 2010 and 2009 were as follows:

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government sponsored enterprise debt securities	$3,250	$67	$-	$3,317	$3,317
U.S. government agency MBS (1)	17,291	424	-	17,715	17,715
U.S. government sponsored enterprise MBS	11,957	499	-	12,456	12,456
Private issue CMO (2)	1,599	-	(84)	1,515	1,515
Total investment securities	$34,097	$990	$(84)	$35,003	$35,003

(1)	Mortgage-backed securities (“MBS”).
(2)	Collateralized Mortgage Obligations (“CMO”).

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government sponsored enterprise debt securities	$5,250	$103	$-	$5,353	$5,353
U.S. government agency MBS	72,209	1,855	-	74,064	74,064
U.S. government sponsored enterprise MBS	43,016	1,420	-	44,436	44,436
Private issue CMO	1,817	-	(391)	1,426	1,426
Total investment securities	$122,292	$3,378	$(391)	$125,279	$125,279

In fiscal 2010, the Bank sold $65.5 million of investment securities for a net gain of $2.3 million and received MBS principal payments of $20.6 million.  A $2.0 million investment security was called by the issuer and there were no other activity in fiscal 2010.  In fiscal 2009, the Bank sold its common stock investments for a net gain of $356,000, purchased two MBS totaling $8.1 million and received MBS principal payments of $37.8 million.  One MBS of $65,000 matured and no investment securities were called by the issuer.  In fiscal 2008, $29.0 million of investment securities matured or were called by the issuer, $47.5 million of MBS principal payments were received and $78.9 million of investment securities were purchased.  No investment securities were sold during the fiscal year ended June 30, 2008.

As of June 30, 2010 and 2009, the Corporation held investments with an unrealized loss position totaling $84,000 and $391,000, respectively, consisting of the following:

As of June 30, 2010	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Private issue CMO	$ -	$ -	$ 1,515	$ 84	$ 1,515	$ 84
Total	$ -	$ -	$ 1,515	$ 84	$ 1,515	$ 84

As of June 30, 2009	Unrealized Holding Losses		Unrealized Holding Losses		Unrealized Holding Losses
(In Thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Private issue CMO	$ -	$ -	$ 1,426	$ 391	$ 1,426	$ 391
Total	$ -	$ -	$ 1,426	$ 391	$ 1,426	$ 391

As of June 30, 2010, the unrealized holding losses relate to two adjustable rate private issue CMO which have been in an unrealized loss position for more than 12 months.  The unrealized holding losses are primarily the result of perceived credit and liquidity concerns of privately issued CMO investment securities.  Based on the nature of the investments, management concluded that such unrealized losses were not other than temporary as of June 30, 2010.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The Corporation has the ability and positive intent to hold the investment securities to maturity, thereby realizing a full recovery.

Contractual maturities of investment securities as of June 30, 2010 and 2009 were as follows:

	June 30, 2010		June 30, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale

Due in one year or less	$-	$-	$-	$-
Due after one through five years	3,250	3,317	-	-
Due after five through ten years	-	-	5,250	5,353
Due after ten years	30,847	31,686	117,042	119,926
Total investment securities	$34,097	$35,003	$122,292	$125,279

3.	Loans Held for Investment:

Loans held for investment consisted of the following:

(In Thousands)	June 30,
	2010	2009

Mortgage loans:
Single-family	$ 583,126	$ 694,354
Multi-family	343,551	372,623
Commercial real estate	110,310	122,697
Construction	400	4,513
Other	1,532	2,513
Commercial business loans	6,620	9,183
Consumer loans	857	1,151
Total loans held for investment, gross	1,046,396	1,207,034

Undisbursed loan funds	-	(305)
Deferred loan costs, net	3,365	4,245
Allowance for loan losses	(43,501)	(45,445)
Total loans held for investment, net	$ 1,006,260	$ 1,165,529

Fixed-rate loans comprised 4% of loans held for investment at June 30, 2010, unchanged from June 30, 2009.  As of June 30, 2010, the Bank had $60.9 million in mortgage loans that are subject to negative amortization, consisting of $38.4 million in multi-family loans, $12.9 million in commercial real estate loans and $9.6 million in single-family loans.  This compares to $66.5 million of negative amortization mortgage loans at June 30, 2009, consisting of $41.1 million in multi-family loans, $15.3 million in commercial real estate loans, $10.0 million in single-family loans and $100,000 in commercial business loans.  The amount of negative amortization included in loan balances decreased to $510,000 at June 30, 2010 from $565,000 at June 30, 2009.  During fiscal 2010, approximately $30,000, or 0.04%, of loan interest income represented negative amortization, down from $94,000, or 0.12% in fiscal 2009.  Negative amortization involves a greater risk to the Bank because the loan principal balance may increase by a range of 110% to 115% of the original loan amount and because the loan payment may increase beyond the means of the borrower

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

when loan principal amortization is required.  Also, the Bank has originated in interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of June 30, 2010 and 2009, the interest-only ARM loans were $317.6 million and $489.4 million, or 30.3% and 40.4% of loans held for investment, respectively.

The following table sets forth information at June 30, 2010 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Adjustable rate loans having no stated repricing dates but reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Bank’s actual repricing experience to differ materially from that shown below.

	Adjustable Rate
		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Fixed
(In Thousands)	One Year	3 Years	5 Years	10 Years	Rate	Total

Mortgage loans:
Single-family	$ 389,915	$ 178,684	$ 8,408	$ 1,809	$ 4,310	$ 583,126
Multi-family	176,327	113,286	9,543	28,771	15,624	343,551
Commercial real estate	52,455	29,173	3,680	2,512	22,490	110,310
Construction	400	-	-	-	-	400
Other	1,532	-	-	-	-	1,532
Commercial business loans	3,170	-	-	-	3,450	6,620
Consumer loans	775	-	-	-	82	857
Total loans held for investment, gross	$ 624,574	$ 321,143	$ 21,631	$ 33,092	$ 45,956	$ 1,046,396

Non-performing loans, which includes non-performing restructured loans, were $58.8 million and $71.8 million at June 30, 2010 and 2009, respectively.  The effect of the non-performing loans on interest income for the years ended June 30, 2010, 2009 and 2008 is presented below:

(In Thousands)	Year Ended June 30,
	2010	2009	2008

Contractual interest due	$ 8,907	$ 7,104	$ 2,127
Interest recognized	(5,103)	(2,547)	(263)
Net interest foregone	$ 3,804	$ 4,557	$ 1,864

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of specific valuation allowances for loan losses, at June 30, 2010 and 2009:

(In Thousands)	June 30, 2010
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 61,184	$ (15,348)	$ 45,836
Without a related allowance	3,815	-	3,815
Total single-family loans	64,999	(15,348)	49,651
Multi-family:
With a related allowance	7,196	(1,665)	5,531
Without a related allowance	955	-	955
Total multi-family loans	8,151	(1,665)	6,486

Commercial real estate:
With a related allowance	1,501	(436)	1,065
Without a related allowance	663	-	663
Total commercial real estate loans	2,164	(436)	1,728

Construction:
With a related allowance	400	(50)	350
Total construction loans	400	(50)	350

Commercial business loans:
With a related allowance	750	(326)	424
Without a related allowance	143	-	143
Total commercial business loans	893	(326)	567

Consumer loans:
Without a related allowance	1	-	1
Total consumer loans	1	-	1
Total non-performing loans	$ 76,608	$ (17,825)	$ 58,783

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

(In Thousands)	June 30, 2009
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 77,289	$ (21,773)	$ 55,516
Without a related allowance	3,613	-	3,613
Total single-family loans	80,902	(21,773)	59,129
Multi-family:
With a related allowance	3,812	(713)	3,099
Without a related allowance	1,831	-	1,831
Total multi-family loans	5,643	(713)	4,930

Commercial real estate:
With a related allowance	2,418	(707)	1,711
Without a related allowance	950	-	950
Total commercial real estate loans	3,368	(707)	2,661

Construction:
With a related allowance	1,779	(1,529)	250
Without a related allowance	2,037	-	2,037
Total construction loans	3,816	(1,529)	2,287

Other:
With a related allowance	1,623	(58)	1,565
Total other loans	1,623	(58)	1,565

Commercial business loans:
With a related allowance	1,373	(563)	810
Without a related allowance	436	-	436
Total commercial business loans	1,809	(563)	1,246
Total non-performing loans	$ 97,161	$ (25,343)	$ 71,818

At June 30, 2010 and 2009, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

During the fiscal years ended June 30, 2010, 2009 and 2008, the Corporation’s average investment in non-performing loans was $78.0 million, $52.0 million and $17.2 million, respectively.  Interest income of $6.8 million, $6.4 million and $2.2 million was recognized, based on cash receipts, on non-performing loans during the years ended June 30, 2010, 2009 and 2008, respectively.  The Corporation records interest on non-performing loans utilizing the cash basis method of accounting during the periods when the loans are on non-performing status.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following summarizes the components of the net change in the allowance for loan losses:

(In Thousands)	Year Ended June 30,
	2010	2009	2008

Balance, beginning of year	$ 45,445	$ 19,898	$ 14,845
Provision for loan losses	21,843	48,672	13,108
Recoveries	717	276	223
Charge-offs	(24,504)	(23,401)	(8,278)
Balance, end of year	$ 43,501	$ 45,445	$ 19,898

During the fiscal year ended June 30, 2010, 111 loans for $53.8 million were modified from their original terms, were re-underwritten at current market interest rates and were identified in the Corporation’s asset quality reports as restructured loans.  This compares to 92 loans for $41.5 million that were modified in the fiscal year ended June 30, 2009.  As of June 30, 2010, the outstanding balance of restructured loans was $60.0 million, comprised of 142 loans.  These restructured loans are classified as follows: 71 loans are classified as pass, are not included in the classified asset totals and remain on accrual status ($32.3 million); six loans are classified as special mention and remain on accrual status ($4.0 million); 63 loans are classified as substandard on non-performing status ($23.7 million); and two loans are classified as loss and fully reserved.  As of June 30, 2010, 81 percent, or $48.7 million of the restructured loans have a current payment status.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following table shows the restructured loans by type, net of specific valuation allowances for loan losses, at June 30, 2010 and 2009:

(In Thousands)	June 30, 2010
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 24,667	$ (5,145)	$ 19,522
Without a related allowance	33,212	-	33,212
Total single-family loans	57,879	(5,145)	52,734

Multi-family:
With a related allowance	3,678	(1,137)	2,541
Total multi-family loans	3,678	(1,137)	2,541

Commercial real estate:
With a related allowance	491	(151)	340
Without a related allowance	2,495	-	2,495
Total commercial real estate loans	2,986	(151)	2,835

Other:
Without a related allowance	1,292	-	1,292
Total other loans	1,292	-	1,292

Commercial business loans:
With a related allowance	793	(369)	424
Without a related allowance	143	-	143
Total commercial business loans	936	(369)	567
Total restructured loans	$ 66,771	$ (6,802)	$ 59,969

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

(In Thousands)	June 30, 2009
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 28,964	$ (5,494)	$ 23,470
Without a related allowance	11,105	-	11,105
Total single-family loans	40,069	(5,494)	34,575

Commercial real estate:
With a related allowance	1,963	(557)	1,406
Total commercial real estate loans	1,963	(557)	1,406

Construction:
Without a related allowance	2,037	-	2,037
Total construction loans	2,037	-	2,037

Other:
With a related allowance	1,623	(58)	1,565
Without a related allowance	240	-	240
Total other loans	1,863	(58)	1,805

Commercial business loans:
With a related allowance	1,315	(507)	808
Without a related allowance	240	-	240
Total commercial business loans	1,555	(507)	1,048
Total restructured loans	$ 47,487	$ (6,616)	$ 40,871

In the ordinary course of business, the Bank makes loans to its directors, officers and employees on substantially the same terms prevailing at the time of origination for comparable transactions with unaffiliated borrowers.  The following is a summary of related-party loan activity:

(In Thousands)	Year Ended June 30,
	2010	2009	2008

Balance, beginning of year	$ 2,300	$ 2,397	$ 3,123
Originations	1,307	2,188	1,443
Sales and payments	(1,266)	(2,285)	(2,169)
Balance, end of year	$ 2,341	$ 2,300	$ 2,397

As of June 30, 2010, all of the related-party loans were performing in accordance with their original contract.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

4.	Mortgage Loan Servicing and Loans Originated for Sale:

The following summarizes the unpaid principal balance of loans serviced for others by the Corporation:

(In Thousands)	As of June 30,
	2010	2009	2008

Loans serviced for Freddie Mac	$ 3,745	$ 3,436	$ 4,215
Loans serviced for Fannie Mae	18,032	18,839	20,496
Loans serviced for FHLB – San Francisco	110,513	130,714	150,908
Loans serviced for other institutional investors	2,457	3,036	5,413
Total loans serviced for others	$ 134,747	$ 156,025	$ 181,032

Mortgage servicing assets are recorded when loans are sold to investors and the servicing of those loans is retained by the Bank.  Mortgage servicing assets are subject to interest rate risk and may become impaired when interest rates fall and the borrowers refinance or prepay their mortgage loans.  The mortgage servicing assets are derived primarily from single-family loans.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.  Income from servicing loans is reported as loan servicing and other fees in the Corporation’s consolidated statements of operations, and the amortization of mortgage servicing assets is reported as a reduction to the loan servicing income.  Loan servicing income includes servicing fees from investors and certain fees collected from borrowers, such as late payment fees.  As of June 30, 2010 and 2009, the Corporation held borrowers’ escrow balances related to loans serviced for others of $351,000 and $398,000, respectively.

In estimating fair values at June 30, 2010 and 2009, the Bank used a weighted-average constant prepayment rate (“CPR”) of 25.59% and 24.60%, respectively, and a weighted-average discount rate of 9.02% and 9.00%, respectively.  Servicing assets, which are included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition, had a carrying value of $377,000 and a fair value of $725,000 at June 30, 2010.  Servicing assets at June 30, 2009 had a carrying value of $450,000 and a fair value of $901,000.  An allowance may be recorded to adjust the carrying value of each category of servicing assets to a lower cost or market.  As of June 30, 2010, a total allowance of $82,000 was required for three categories of servicing assets, compared to a total allowance of $72,000 from two categories of servicing assets as of June 30, 2009.  Total additions to loan servicing assets during the fiscal years ended June 30, 2010, 2009 and 2008 were $18,000, $2,000 and $21,000, respectively.  Total amortization of the loan servicing assets during fiscal years ended June 30, 2010, 2009 and 2008 were $81,000, $153,000 and $339,000, respectively.

Loans sold to the FHLB – San Francisco were completed under the MPF Program, which entitles the Bank to a credit enhancement fee collected from FHLB – San Francisco on a monthly basis as described in Note 1 under PBM activities.

Interest-only strips had a fair value of $247,000, comprised of gross unrealized gains of $243,000 and an unamortized cost of $4,000 at June 30, 2010.   Interest-only strips at June 30, 2009 had a fair value of $294,000, comprised of gross unrealized gains of $243,000 and an unamortized cost of $51,000.  There were no additions to interest-only strips during fiscal 2010, 2009 or 2008.  Total amortization of the interest-only strips during the fiscal years ended June 30, 2010, 2009 and 2008 were $48,000, $81,000 and $92,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the Corporation’s mortgage servicing assets (“MSA”) for fiscal years ended June 30, 2010 and 2009.

	Year Ended June 30,
(Dollars In Thousands)	2010	2009
MSA balance, beginning of fiscal year	$ 522	$ 673
Additions	18	2
Amortization	(81)	(153)
MSA balance, end of fiscal year, before allowance	459	522
Allowance	(82)	(72)
MSA balance, end of fiscal year	$ 377	$ 450

Fair value, beginning of fiscal year	$ 901	$ 1,387
Fair value, end of fiscal year	$ 725	$ 901

Allowance, beginning of fiscal year	$ 72	$ -
Provision	10	72
Allowance, end of fiscal year	$ 82	$ 72

Key Assumptions:
Weighted-average discount rate	9.02%	9.00%
Weighted-average prepayment speed	25.59%	24.60%

The following table summarizes the estimated future amortization of mortgage servicing assets for the next five years and thereafter:

Amount
Year Ending June 30,	(In Thousands)

2011	$ 132
2012	100
2013	71
2014	47
2015	32
Thereafter	77
Total estimated amortization expense	$ 459

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following table represents the hypothetical effect on the fair value of the Corporation’s MSA using an unfavorable shock analysis of certain key assumptions used in the valuation of the MSA as of June 30, 2010 and 2009.  This analysis is presented for hypothetical purposes only.  As the amounts indicate, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.

	Year Ended June 30,
(Dollars In Thousands)	2010	2009
MSA net carrying value	$ 377	$ 450

CPR assumption (weighted-average)	25.59%	24.60%
Impact on fair value of 10% adverse change in prepayment speed	$ (24)	$ (26)
Impact on fair value of 20% adverse change in prepayment speed	$ (46)	$ (50)

Discount rate assumption (weighted-average)	9.02%	9.00%
Impact on fair value of 10% adverse change in discount rate	$ (24)	$ (32)
Impact on fair value of 20% adverse change in discount rate	$ (47)	$ (62)

Loans sold consisted of the following:

(In Thousands)	Year Ended June 30,
	2010	2009	2008

Loans sold:
Servicing – released	$ 1,778,684	$ 1,204,492	$ 368,925
Servicing – retained	2,541	193	4,534
Total loans sold	$ 1,781,225	$ 1,204,685	$ 373,459

During the years ended June 30, 2010, 2009 and 2008, the Corporation sold 65%, 33% and 48%, respectively, of its loans originated for sale to a single private investor, other than Freddie Mac, Fannie Mae or FHLB – San Francisco.  If the Corporation is unable to sell loans to its primary investor, find alternative investors, or change its loan programs to meet investor guidelines, it may have a significant negative impact on the Corporation’s results of operations.

Loans held for sale, at fair value, consisted of the following:

(In Thousands)	June 30,
	2010	2009

Fixed rate	$ 166,529	$ 135,490
Adjustable rate	3,726	-
Total loans held for sale, at fair value	$ 170,255	$ 135,490

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Loans held for sale, at lower of cost or market, consisted of the following:

(In Thousands)	June 30,
	2010	2009

Fixed rate	$ -	$ 10,555
Total loans held for sale, at lower of cost or market	$ -	$ 10,555

5.	Real Estate Owned:

Real estate owned consisted of the following:

(In Thousands)	June 30,
	2010	2009

Real estate owned	$ 16,078	$ 17,246
Allowance for estimated real estate owned losses	(1,411)	(807)
Total real estate owned, net	$ 14,667	$ 16,439

Real estate owned was primarily the result of real estate acquired in the settlement of loans.  As of June 30, 2010, real estate owned was comprised of 77 properties, primarily single-family residences located in Southern California.  This compares to 80 real estate owned properties at June 30, 2009, primarily single-family residences located in Southern California.

During fiscal 2010, the Bank acquired 152 real estate owned properties in the settlement of loans and sold 155 properties for a net gain of $2.7 million.  In fiscal 2009, the Bank acquired 157 real estate owned properties in the settlement of loans and sold 122 properties for a net loss of $128,000.

A summary of the disposition and operations of real estate owned acquired in the settlement of loans for the fiscal years ended June 30, 2010, 2009 and 2008 consisted of the following:

(In Thousands)	Year Ended June 30,
	2010	2009	2008

Net gains (losses) on sale	$ 2,692	$ (128)	$ (932)
Net operating expenses	(2,072)	(2,051)	(1,234)
Provision for estimated losses	(604)	(290)	(517)
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	$ 16	$ (2,469)	$ (2,683)

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

6.	Premises and Equipment:

Premises and equipment consisted of the following:

(In Thousands)	June 30,
	2010	2009

Land	$ 3,051	$ 3,051
Buildings	8,245	8,247
Leasehold improvements	2,026	1,969
Furniture and equipment	6,818	6,714
Automobiles	105	105
	20,245	20,086
Less accumulated depreciation and amortization	(14,404)	(13,738)
Total premises and equipment, net	$ 5,841	$ 6,348

Depreciation and amortization expense for the years ended June 30, 2010, 2009 and 2008 amounted to $902,000, $962,000 and $1.0 million, respectively.

7.	Deposits:

(Dollars in Thousands)	June 30, 2010		June 30, 2009
	Interest Rate	Amount	Interest Rate	Amount

Checking deposits – non interest-bearing	-	$ 52,230	-	$ 41,974
Checking deposits – interest-bearing (1)	0% - 1.34%	176,664	0% - 1.34%	128,395
Savings deposits (1)	0% - 1.98%	204,402	0% - 1.98%	156,307
Money market deposits (1)	0% - 2.00%	24,731	0% - 2.00%	25,704
Time deposits (1)
Under $100	0.00% - 5.00%	246,142	0.00% - 5.84%	293,180
$100 and over (2)	0.85% - 4.88%	228,764	0.24% - 5.84%	343,685
Total deposits		$ 932,933		$ 989,245
Weighted-average interest rate on deposits		1.27%		2.01%

(1)	Certain interest-bearing checking, savings, money market and time deposits require a minimum balance to earn interest.
(2)	Includes brokered deposits of $19.6 million at June 30, 2010 and 2009; and includes a single depositor with balances of $83.0 million at June 30, 2009.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The aggregate annual maturities of time deposits are as follows:

(In Thousands)	June 30,
	2010	2009

One year or less	$ 308,534	$ 538,810
Over one to two years	77,067	34,623
Over two to three years	17,358	17,144
Over three to four years	36,172	7,990
Over four to five years	32,681	35,101
Over five years	3,094	3,197
Total time deposits	$ 474,906	$ 636,865

Interest expense on deposits is summarized as follows:

(In Thousands)	Year Ended June 30,
	2010	2009	2008

Checking deposits – interest-bearing	$ 1,109	$ 806	$ 881
Savings deposits	1,891	2,096	2,896
Money market deposits	287	417	726
Time deposits	12,213	20,132	30,073
Total interest expense on deposits	$ 15,500	$ 23,451	$ 34,576

The Corporation is required to maintain reserve balances with the Federal Reserve Bank of San Francisco.  Such reserves are calculated based on deposit balances and are offset by the cash balances maintained by the Bank.  The cash balances maintained by the Bank at June 30, 2010 and 2009 were sufficient to cover the reserve requirements.

8.	Borrowings:

Advances from the FHLB – San Francisco, which mature on various dates through 2021, are collateralized by pledges of certain real estate loans with an aggregate balance at June 30, 2010 and 2009 of $983.2 million and $1.00 billion, respectively.  In addition, the Bank pledged investment securities totaling $15.9 million at June 30, 2010 to collateralize its FHLB – San Francisco advances under the Securities-Backed Credit (“SBC”) program as compared to $17.9 million at June 30, 2009.  At June 30, 2010, the Bank’s FHLB – San Francisco borrowing capacity, which is limited to 35% of total assets reported on the Bank’s quarterly OTS Thrift Financial Report, was approximately $491.9 million as compared to $703.3 million at June 30, 2009 which was limited to 45% of total assets reported on the Bank’s quarterly OTS Thrift Financial Report.  As of June 30, 2010 and 2009, the remaining/available borrowing facility was $166.1 million and $238.5 million, respectively, and the remaining/available collateral was $321.2 million and $185.0 million, respectively.  In addition, the Bank has secured a $17.4 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $18.3 million.  As of June 30, 2010, there was no outstanding borrowing under this facility.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Borrowings consisted of the following:

(In Thousands)	June 30,
	2010	2009

FHLB – San Francisco advances	$ 296,647	$ 443,692
SBC FHLB – San Francisco advances	13,000	13,000
Total borrowings	$ 309,647	$ 456,692

In addition to the total borrowings described above, the Bank utilized its borrowing facility for letters of credit and MPF credit enhancement.  The outstanding letters of credit at June 30, 2010 and 2009 were $13.0 million and $5.0 million, respectively; and the outstanding MPF credit enhancement was $3.1 million and $3.1 million, respectively.

As a member of the FHLB – San Francisco, the Bank is required to maintain a minimum investment in FHLB – San Francisco capital stock.  The Bank held the required investment of $20.0 million and excess investment of $11.7 million at June 30, 2010, as compared to the required investment of $27.9 million and excess investment of $5.1 million at June 30, 2009.
In fiscal 2010, the FHLB – San Francisco redeemed $1.2 million of excess capital stock on May 14, 2010.  The FHLB did not redeem any excess capital stock in fiscal 2009, consistent with its stated desire to strengthen its capital ratios during the period.  In fiscal 2010, the FHLB – San Francisco distributed $112,000 of cash dividends, while $324,000 and $1.8 million, respectively, of stock dividends were distributed in fiscal 2009 and 2008.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following tables set forth certain information regarding borrowings by the Bank at the dates and for the years indicated:

	At or For the Year Ended June 30,
(Dollars in Thousands)	2010	2009	2008

Balance outstanding at the end of year:
FHLB – San Francisco advances	$ 309,647	$ 456,692	$ 479,335
Correspondent bank advances	$ -	$ -	$ -

Weighted-average rate at the end of year:
FHLB – San Francisco advances	4.13%	3.89%	3.81%
Correspondent bank advances	- %	- %	- %

Maximum amount of borrowings outstanding at any month end:
FHLB – San Francisco advances	$ 456,688	$ 548,899	$ 499,744
Correspondent bank advances	$ -	$ -	$ -

Average short-term borrowings during the year with respect to (1):
FHLB – San Francisco advances	$ 103,833	$ 136,467	$ 188,390
Correspondent bank advances	$ -	$ 102	$ 143

Weighted-average short-term borrowing rate during the year with respect to (1):
FHLB – San Francisco advances	4.23%	3.00%	3.76%
Correspondent bank advances	- %	2.22%	5.36%

(1) Borrowings with a remaining term of 12 months or less.

The aggregate annual contractual maturities of borrowings are as follows:

(Dollars in Thousands)	June 30,
	2010	2009

Within one year	$ 133,000	$ 112,000
Over one to two years	90,000	148,000
Over two to three years	20,000	90,000
Over three to four years	65,000	20,000
Over four to five years	-	70,000
Over five years	1,647	16,692
Total borrowings	$ 309,647	$ 456,692
Weighted average interest rate	4.13%	3.89%

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

9.	Income Taxes:

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

(In Thousands)	Year Ended June 30,
	2010	2009	2008

Current:
Federal	$ (1,601)	$ 2,632	$ 5,902
State	(155)	917	1,952
	(1,756)	3,549	7,854
Deferred:
Federal	2,189	(7,940)	(4,042)
State	307	(2,845)	(1,444)
	2,496	(10,785)	(5,486)
Provision (benefit) for income taxes	$ 740	$ (7,236)	$ 2,368

The Corporation’s tax benefit from non-qualified equity compensation in fiscal 2010, fiscal 2009 and fiscal 2008 was approximately $0, $0 and $6,000, respectively.

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to net income (loss) before income taxes as a result of the following differences:
	Year Ended June 30,
	2010		2009		2008
(In Thousands)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

Federal income tax (benefit) at statutory rate	$ 649	35.0%	$ (5,136)	(35.0)%	$ 1,130	35.0%
State income tax (benefit)	111	6.0	(1,254)	(8.5)	253	7.9
Changes in taxes resulting from:
Bank-owned life insurance	(70)	(3.8)	(43)	(0.3)	(42)	(1.3)
Non-deductible expenses	25	1.4	26	0.2	28	0.9
Non-deductible stock-based compensation	26	1.4	(829)	(5.7)	592	18.3
Other	(1)	(0.1)	-	-	407	12.6
Effective income tax (benefit)	$ 740	39.9%	$ (7,236)	(49.3)%	$ 2,368	73.4%

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Deferred tax assets by jurisdiction were as follows:

(In Thousands)	June 30,
	2010	2009

Deferred taxes – federal	$ 9,704	$ 11,115
Deferred taxes – state	4,118	4,330
Total net deferred tax assets	$ 13,822	$ 15,445

Net deferred tax assets were comprised of the following:

(In Thousands)	June 30,
	2010	2009

Loss reserves	$ 20,549	$ 23,252
Non accrued interest	430	834
Deferred compensation	2,788	2,389
Accrued vacation	209	152
Unrealized loss on financial instruments at fair value	222	-
Depreciation	112	37
Total deferred tax assets	24,310	26,664

FHLB – San Francisco stock dividends	(4,307)	(4,474)
Unrealized gains on derivative financial instruments	-	(904)
Unrealized gain on loans held for sale, at fair value	(3,342)	(860)
Unrealized gain on investment securities	(381)	(1,254)
Unrealized gain on interest-only strips	(102)	(102)
Deferred loan costs	(1,771)	(2,378)
State taxes	(585)	(1,247)
Total deferred tax liabilities	(10,488)	(11,219)
Net deferred tax assets	$ 13,822	$ 15,445

The net deferred tax assets were included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition.  The Corporation analyzes the deferred tax assets to determine whether a valuation allowance is required based on the more likely than not criteria that such assets will be realized principally through future taxable income.  This criteria takes into account the actual earnings and the estimates of profitability.  The Corporation may carryback net federal tax losses to the preceding five taxable years and forward to the succeeding 20 taxable years.  At June 30, 2010, the Corporation had zero federal and $4.1 million in state net tax loss carryforwards.  Based on management’s consideration of historical and anticipated future income before income taxes, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance was not considered necessary at June 30, 2010 and 2009 and management believes it is more likely than not the Corporation will realize the deferred tax asset.

Retained earnings at June 30, 2010 included approximately $9.0 million (pre-1988 bad debt reserve for tax purposes) for which federal income tax of $3.1 million had not been provided.  If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distribution in liquidation, they will be subject to federal income tax at the then-current corporate tax rate.  If those amounts are not so used, they will not be subject to tax even in the event the Bank were to convert its charter from a thrift to a bank.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

10.	Capital:

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  During the fourth quarter of fiscal 2010, the Bank, in consultation with the Office of Thrift Supervision, increased the risk weightings of certain single-family residential mortgage loans that were underwritten to stated income or interest only loan programs.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Core Capital (as defined) to Adjusted Tangible Assets (as defined).  Management believes, as of June 30, 2010 and 2009, that the Bank met all its capital adequacy requirements.

As of June 30, 2010 and 2009, the most recent notification from the Office of Thrift Supervision categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum Total Risk-Based Capital (to risk-weighted assets), Core Capital (to adjusted tangible assets) and Tier 1 Risk-Based Capital (to risk-weighted assets) as set forth in the following table.  Management is not aware of any conditions or events since the notification that have changed the Bank’s category.

The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.  In fiscal 2010 and 2009, the Bank did not declare cash dividends to its parent, the Corporation, while in fiscal 2008, the Bank declared and paid cash dividends of $12.0 million to its parent.  The Corporation raised $11.9 million of capital in December 2009 through a follow-on public stock offering, issuing 5.18 million shares of common stock at $2.50 per share.

Federal regulations require that institutions with investments in subsidiaries conducting real estate investment and joint venture activities maintain sufficient capital over the minimum regulatory requirements.  The Bank maintains capital in excess of the minimum requirements.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The Bank’s actual capital amounts and ratios as of June 30, 2010 and 2009 were as follows:
(Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2010
Total Risk-Based Capital	$ 133,190	13.17%	$ 80,897	> 8.0%	$ 101,121	> 10.0%
Core Capital	$ 123,414	8.82%	$ 55,949	> 4.0%	$ 69,936	> 5.0%
Tier 1 Risk-Based Capital	$ 120,389	11.91%	N/A	N/A	$ 60,673	> 6.0%
Tangible Capital	$ 123,414	8.82%	$ 20,981	> 1.5%	N/A	N/A

As of June 30, 2009
Total Risk-Based Capital	$ 116,901	13.05%	$ 71,685	> 8.0%	$ 89,606	> 10.0%
Core Capital	$ 108,593	6.88%	$ 63,109	> 4.0%	$ 78,886	> 5.0%
Tier 1 Risk-Based Capital	$ 105,590	11.78%	N/A	N/A	$ 53,763	> 6.0%
Tangible Capital	$ 108,593	6.88%	$ 23,666	> 1.5%	N/A	N/A

11.	Benefit Plans:

The Corporation has a 401(k) defined-contribution plan covering all employees meeting specific age and service requirements.  Under the plan, employees may contribute to the plan from their pretax compensation up to the limits set by the Internal Revenue Service.  The Corporation makes matching contributions up to 3% of participants’ pretax compensation.  Participants vest immediately in their own contributions with 100% vesting in the Corporation’s contributions occurring after six years of credited service.  The Corporation’s expense for the plan was approximately $378,000, $304,000 and $304,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

The Corporation has a multi-year employment agreement and a post-retirement compensation agreement with one executive officer and a post-retirement compensation agreement with another executive officer, which requires payments of certain benefits upon retirement.  At June 30, 2010 and 2009, the accrued liability of the post-retirement compensation agreements was $3.3 million and $2.7 million, respectively; costs are being accrued and expensed annually.  For fiscal 2010 and 2009, the accrued expense for these liabilities was $616,000 and $447,000, respectively.  The current obligation for these post-retirement benefits was fully funded consistent with contractual requirements and actuarially determined estimates of the total future obligation.  The Corporation invests in bank owned life insurance policies, known as BOLI, to provide sufficient funding for these post-retirement obligations.  As of June 30, 2010 and 2009, the total outstanding cash surrender value of the BOLI was $6.0 million and $3.8 million, respectively.  For fiscal 2010 and 2009, the total non-taxable income from the BOLI was $240,000 and $154,000, respectively.

Employee Stock Ownership Plan

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

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

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

In addition to the scheduled ESOP loan payments, from September 2002 through December 2007, the ESOP Trust paid additional principal amounts funded by cash dividends received on the unallocated ESOP shares.  There was no additional principal payment in fiscal 2010 and 2009, while in fiscal 2008, the additional principal payment was $52,000.  The additional principal payment in fiscal 2008 resulted in additional compensation expense of $271,000 and additional ESOP share allocations of 13,166 shares.

The Corporation did not intend to accelerate the ESOP share allocations triggered by the additional ESOP loan principal payments funded by cash dividends from unallocated ESOP shares but did so as a result of an ambiguity in the ESOP Plan document.  On April 22, 2008, the Bank submitted a self-correction application to the Internal Revenue Service (“IRS”) as a result of the ambiguity in the ESOP Plan regarding the ESOP’s repayment of the ESOP loan.  On March 27, 2009, the IRS approved a Voluntary Program Compliance Statement (“ESOP Self Correction”), which was subsequently ratified by the Board of Directors of the Bank on April 30, 2009.  On June 19, 2009, the Bank executed the ESOP Self Correction, which allowed the Bank to restore the ESOP loan by reversing the accelerated repayment of the loan and restoring the corresponding allocated shares to unallocated shares.  The shares were recovered to unallocated status consistent with the increase to the ESOP loan.  The Corporation reimbursed $933,000 to the ESOP for the unallocated cash dividends from the reversed loan prepayments plus $54,000 of accumulated interest.  The total compensation expense recovery from the ESOP Self Correction was $2.6 million recorded in fiscal 2009.

The net expense (recovery) related to the ESOP for the years ended June 30, 2010, 2009 and 2008 was $323,000, $(2.4) million and $1.4 million, respectively.  At June 30, 2010 and 2009, the outstanding balance on the loan was $332,000 and $745,000 (subsequent to the ESOP Self Correction), respectively.  At June 30, 2010 and 2009, the unearned ESOP account of $203,000 and $473,000 (subsequent to the ESOP Self Correction), respectively, was reported as a reduction to stockholders’ equity.

The table below reflects ESOP activity for the year indicated (in number of shares):

	June 30,
	2010	2009	2008
Unallocated shares at beginning of year	106,517	22,873	102,309
ESOP Self Correction	-	144,511	-
Allocated shares	(60,867)	(60,867)	(79,436)
Unallocated shares at end of year	45,650	106,517	22,873

The fair value of unallocated ESOP shares was $219,000, $590,000 and $216,000 at June 30, 2010, 2009 and 2008, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

12.	Incentive Plans:

As of June 30, 2010, the Corporation had three share-based compensation plans, which are described below.  These plans include the 2006 Equity Incentive Plan, 2003 Stock Option Plan and 1996 Stock Option Plan.  The 1997 Management Recognition Plan was fully distributed in July 2007 and is no longer an active incentive plan.  The compensation cost that has been charged against income for these plans was $1.0 million, $1.1 million and $1.0 million for fiscal years ended June 30, 2010, 2009 and 2008, respectively.  The income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation plans was $0, $0 and $6,000 for fiscal years ended June 30, 2010, 2009 and 2008, respectively.

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

a) Equity Incentive Plan - Stock Options.  Under the 2006 Plan, options may not be granted at a price less than the fair market value at the date of the grant.  Options typically vest over a five-year period on a pro-rata basis as long as the recipient remains in service to the Corporation, although alternative vesting schedules are also acceptable.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the assumptions noted in the following table.  The expected volatility is based on implied volatility from the Corporation’s historical common stock closing prices for the prior 84 months.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis.  The expected term is based on the historical experience of all fully vested stock option grants and is reviewed annually.  The risk-free interest rate is based on the U.S. Treasury note rate with a term similar to the underlying stock options on the particular grant date.

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Expected volatility range	- %	35%	- %
Weighted-average volatility	- %	35%	- %
Expected dividend yield	- %	2.8%	- %
Expected term (in years)	-	7.0	-
Risk-free interest rate	- %	3.5%	- %

In fiscal 2010, no options were granted or exercised from the 2006 Plan, while 300 options were forfeited.  A total of 182,000 options were granted in fiscal 2009 with a three-year cliff vesting schedule and the weighted-average fair value of options granted as of the grant date was $2.14 per option, while 2,200 options were forfeited and no options were exercised.  As of June 30, 2010 and 2009, there were 10,200 and 9,900 options, respectively, available for future grants under the 2006 Plan.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following is a summary of stock option activity during the fiscal years ended June 30, 2010, 2009 and 2008 are presented below:

Equity Incentive Plan – Stock Options	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	187,300	$ 28.31
Granted	-	$ -
Exercised	-	$ -
Forfeited	(12,000)	$ 28.31
Outstanding at June 30, 2008	175,300	$ 28.31	8.61	$ -
Vested and expected to vest at June 30, 2008	147,252	$ 28.31	8.61	$ -
Exercisable at June 30, 2008	35,060	$ 28.31	8.61	$ -

Outstanding at July 1, 2008	175,300	$ 28.31
Granted	182,000	$ 7.03
Exercised	-	$ -
Forfeited	(2,200)	$ 18.64
Outstanding at June 30, 2009	355,100	$ 17.46	8.37	$ -
Vested and expected to vest at June 30, 2009	283,780	$ 18.13	8.33	$ -
Exercisable at June 30, 2009	69,820	$ 28.31	7.61	$ -

Outstanding at July 1, 2009	355,100	$ 17.46
Granted	-	$ -
Exercised	-	$ -
Forfeited	(300)	$ 28.31
Outstanding at June 30, 2010	354,800	$ 17.45	7.38	$ -
Vested and expected to vest at June 30, 2010	292,170	$ 18.42	7.31	$ -
Exercisable at June 30, 2010	104,280	$ 28.31	6.61	$ -

The weighted-average grant-date fair value of options granted during the fiscal years ended June 30, 2010, 2009 and 2008 was $0, $2.14 and $0 per share, respectively.  As of June 30, 2010 and 2009, there was $588,000 and $655,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the 2006 Plan.  The expense is expected to be recognized over a weighted-average period of 1.4 years and 2.4 years, respectively.  The forfeiture rate during fiscal 2010 and 2009 was 25 percent and 25 percent, respectively, calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

b) Equity Incentive Plan – Restricted Stock.  The Corporation used 185,000 shares of its treasury stock to fund the restricted stock portion of the 2006 Plan.  Awarded shares typically vest over a five-year period as long as the recipient remains in service to the Corporation, although alternative vesting schedules are also acceptable.  Once vested, a recipient of restricted stock will have all the rights of a shareholder, including the power to vote and the right to receive dividends.  The Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

In fiscal 2010, no restricted stock was awarded or forfeited while 12,000 shares were vested and distributed.  In fiscal 2009, a total of 100,300 shares of restricted stock were awarded with a three-year cliff vesting schedule, 1,400 shares were forfeited and 12,000 shares were vested and distributed.  As of June 30, 2010 and 2009, there were 25,350 shares and 25,350 shares of restricted stock, respectively, available for future awards.

A summary of the Corporation’s restricted stock activity during the fiscal years ended June 30, 2010, 2009 and 2008 are presented below:

Equity Incentive Plan - Restricted Stock	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2007	62,750	$ 26.49
Awarded	4,000	$ 18.09
Vested and distributed	(11,350)	$ 26.49
Forfeited	(6,000)	$ 26.49
Unvested at June 30, 2008	49,400	$ 25.81
Expected to vest at June 30, 2008	39,520	$ 25.81

Unvested at July 1, 2008	49,400	$ 25.81
Awarded	100,300	$ 6.46
Vested and distributed	(12,000)	$ 25.93
Forfeited	(1,400)	$ 15.04
Unvested at June 30, 2009	136,300	$ 11.67
Expected to vest at June 30, 2009	102,225	$ 11.67

Unvested at July 1, 2009	136,300	$ 11.67
Awarded	-	$ -
Vested and distributed	(12,000)	$ 25.93
Forfeited	-	$ -
Unvested at June 30, 2010	124,300	$ 10.29
Expected to vest at June 30, 2010	93,225	$ 10.29

As of June 30, 2010 and 2009, the unrecognized compensation expense under the 2006 Plan was $877,000 and $1.6 million, respectively.  The expense is expected to be recognized over a weighted-average period of 1.4 years and 2.5 years, respectively.  Similar to options, the forfeiture rate for the restricted stock compensation expense calculations for fiscal 2010 and 2009 was 25 percent and 25 percent, respectively.  The fair value of shares vested and distributed during the fiscal years ended June 30, 2010, 2009 and 2008 was $38,000, $52,000 and $178,000, respectively.

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

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the assumptions noted in the following table.  The expected volatility is based on implied volatility from the Corporation’s historical common stock closing prices for the prior 84 months (or 30 months for grants prior to

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

September 2006).  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis.  The expected term is based on the historical experience of all fully vested stock option grants and is reviewed annually.  The risk-free interest rate is based on the U.S. Treasury note rate with a term similar to the underlying stock option on the particular grant date.

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Expected volatility range	- %	- %	22%
Weighted-average volatility	- %	- %	22%
Expected dividend yield	- %	- %	3.6%
Expected term (in years)	-	-	6.9
Risk-free interest rate	- %	- %	4.8%

In fiscal 2010 and 2009, there were no options (under either plan) granted, forfeited or exercised.  As of June 30, 2010 and 2009, the number of options available for future grants under the Stock Option Plans were 14,900 options and 14,900 options, respectively.

The following is a summary of stock option activity under the 1996 and 2003 Plans:

Stock Option Plans	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	565,600	$ 20.93
Granted	50,000	$ 19.92
Exercised	(7,500)	$ 9.15
Forfeited	(57,700)	$ 25.47
Outstanding at June 30, 2008	550,400	$ 20.52	5.61	$ 78
Vested and expected to vest at June 30, 2008	519,280	$ 20.24	5.48	$ 78
Exercisable at June 30, 2008	394,800	$ 18.71	4.79	$ 78

Outstanding at July 1, 2008	550,400	$ 20.52
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at June 30, 2009	550,400	$ 20.52	4.61	$ -
Vested and expected to vest at June 30, 2009	528,575	$ 20.33	4.49	$ -
Exercisable at June 30, 2009	463,100	$ 19.66	4.08	$ -

Outstanding at July 1, 2009	550,400	$ 20.52
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at June 30, 2010	550,400	$ 20.52	3.61	$ -
Vested and expected to vest at June 30, 2010	536,050	$ 20.41	3.53	$ -
Exercisable at June 30, 2010	493,000	$ 20.03	3.26	$ -

The weighted-average grant-date fair value of options granted during the fiscal years ended June 30, 2010, 2009 and

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

2008 was $0, $0 and $3.94 per share, respectively.  The total intrinsic value of options exercised during the years ended June 30, 2010, 2009 and 2008 was $0, $0 and $104,000, respectively.

As of June 30, 2010 and 2009, there was $239,000 and $1.1 million of unrecognized compensation expense, respectively, related to non-vested share-based compensation arrangements granted under the 1996 and 2003 Stock Option Plans.  The expense is expected to be recognized over a weighted-average period of 1.5 years and 1.4 years, respectively.  The forfeiture rate during fiscal 2010 and 2009 was 25 percent and 25 percent, respectively, which was calculated based on the historical experience of all fully vested stock option grants and is reviewed annually.

Management Recognition Plan (“MRP”). The Corporation established the MRP to provide key employees and eligible directors with a proprietary interest in the growth, development and financial success of the Corporation through the award of restricted stock.  The Corporation acquired 461,250 shares of its common stock in the open market to fund the MRP in 1997.  All of the MRP shares have been awarded and distributed.  Awarded shares vest over a five-year period as long as the employee or director remains an employee or director of the Corporation.  The Corporation recognizes compensation expense for the MRP based on the fair value of the shares at the award date.  MRP compensation expense was $0, $0 and $4,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

A summary of the activity of the Corporation’s MRP is presented below:

Management Recognition Plan	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2007	3,768	$ 13.67
Awarded	-	$ -
Vested and distributed	(3,768)	$ 13.67
Forfeited	-	$ -
Unvested at June 30, 2008	-	$ -
Awarded	-	$ -
Vested and distributed	-	$ -
Forfeited	-	$ -
Unvested at June 30, 2009	-	$ -
Awarded	-	$ -
Vested and distributed	-	$ -
Forfeited	-	$ -
Unvested at June 30, 2010	-	$ -

As of June 30, 2008, the MRP was fully distributed and was no longer an active plan.  The forfeiture rate during fiscal 2008 was 0%, which was based on the full retention of the remaining participants.  The fair value of shares vested during the year ended 2008 was $85,000.

13.	Earnings Per Share:

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the fiscal year.  Diluted EPS reflects the potential dilution that could occur if securities, restricted stock or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Corporation.  There were 905,200 stock options, 905,500 stock options and 725,700 stock options outstanding as of June 30, 2010, 2009 and 2008, respectively.  As of June 30, 2010, 2009 and 2008, there were 905,200 stock options, 905,500 stock

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

options and 658,200 stock options, respectively, excluded from the diluted EPS computation as their effect was anti-dilutive with the strike price exceeding the market price.  As of June 30, 2010, 2009 and 2008, there was restricted stock of 124,300 shares, 136,300 shares and 49,400 shares, respectively, also excluded from the diluted EPS computation as their effect was anti-dilutive.

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 1,115	8,920,775	$ 0.13
Effect of dilutive shares:
Stock options		-
Restricted stock		-
Diluted EPS	$ 1,115	8,920,775	$ 0.13

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2009
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ (7,439)	6,201,978	$ (1.20)
Effect of dilutive shares:
Stock options		-
Restricted stock		-
Diluted EPS	$ (7,439)	6,201,978	$ (1.20)

(Dollars in Thousands, Except Share Amount)	For the Year Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS	$ 860	6,171,480	$ 0.14
Effect of dilutive shares:
Stock options		42,649
Restricted stock		296
Diluted EPS	$ 860	6,214,425	$ 0.14

14.	Commitments and Contingencies:

The Corporation is involved in various legal matters associated with its normal operations.  In the opinion of management, these matters will be resolved without material effect on the Corporation’s financial position, results of operations or cash flows.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The Corporation conducts a portion of its operations in leased facilities and has software maintenance contracts under non-cancelable agreements classified as operating leases. The following is a schedule of the Corporation’s operating lease obligations:

Amount
Year Ending June 30,	(In Thousands)

2011	$ 959
2012	699
2013	456
2014	146
2015	26
Thereafter	-
Total minimum payments required	$ 2,286

Lease expense under operating leases was approximately $1.2 million, $966,000 and $1.1 million for the years ended June 30, 2010, 2009 and 2008, respectively.

The Bank sold single-family mortgage loans to unrelated third parties with standard representation and warranty provisions in the ordinary course of its mortgage banking activities.  Under these provisions, the Bank is required to repurchase any previously sold loan for which the representations or warranties of the Bank prove to be inaccurate, incomplete or misleading.  In the event of a borrower default or fraud, pursuant to a breeched representation or warranty, the Bank may be required to reimburse the third party.  As of June 30, 2010, the Bank maintained a recourse liability related to these representations and warranties of $6.2 million, which consists of $4.3 million in non-contingent recourse liability and $1.9 million in contingent recourse liability.  This compares to a recourse liability of $3.2 million at June 30, 2009, comprised of $2.2 million in non-contingent recourse liability and $1.0 million in contingent recourse liability.  In addition, the Bank maintained a recourse liability of $122,000 and $144,000 at June 30, 2010 and 2009, respectively, for loans sold to the FHLB – San Francisco under the MPF program.

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

Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues in the ordinary course of and incident to the Bank’s business.  The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition, operations or cash flows of the Bank.

Provident Financial Holdings, Inc.
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

	June 30,
Commitments	2010	2009
(In Thousands)
Undisbursed loan funds – Construction loans	$ -	$ 305
Undisbursed lines of credit – Mortgage loans	1,504	2,171
Undisbursed lines of credit – Commercial business loans	3,603	4,148
Undisbursed lines of credit – Consumer loans	1,698	1,617
Commitments to extend credit on loans held for investment	350	1,053
Total	$ 7,155	$ 9,294

Commitments to extend credit are agreements to lend money to a customer at some future date as long as all conditions have been met in the agreement.  These commitments generally have expiration dates within 60 days of the commitment date and may require the payment of a fee.  Since some of these commitments are expected to expire, the total commitment amount outstanding does not necessarily represent future cash requirements.  The Corporation evaluates each customer’s creditworthiness on a case-by-case basis prior to issuing a commitment.  At June 30, 2010 and 2009, interest rates on commitments to extend credit ranged from 3.75% to 5.88% and 4.25% to 15.00%, respectively.

In an effort to minimize its exposure to interest rate fluctuations on commitments to extend credit where the underlying loan will be sold, the Corporation may enter into loan sale commitments to sell certain dollar amounts of fixed rate and adjustable rate loans to third parties.  These agreements specify the minimum maturity of the loans, the yield to the purchaser, the servicing spread to the Corporation (if servicing is retained), the maximum principal amount of all loans to be delivered and the maximum principal amount of individual loans to be delivered.  The Corporation typically satisfies these loan sale commitments with its current loan production.  If the Corporation is unable to reasonably predict the dollar amounts of loans which may not fund, the Corporation may enter into “best efforts” loan sale commitments rather than “mandatory” loan sale commitments.  Mandatory loan sale commitments may include whole loan and/or To-Be-Announced MBS (“TBA-MBS”) loan sale commitments.  If the Corporation is unable to fulfill its loan sale commitments, the Corporation is required to settle the obligations through pair offs based on the prevailing fair value of the commitments.

In addition to the instruments described above, the Corporation may also purchase over-the-counter put option contracts (with expiration dates that generally coincide with the terms of the commitments to extend credit), which mitigates the interest rate risk inherent in commitments to extend credit.  In addition to put option contracts, the Corporation may purchase call option contracts to adjust its risk positions.  The contract amounts of these instruments reflect the extent of involvement the Corporation has in this particular class of financial instruments.  The Corporation’s exposure to loss on these financial instruments is limited to the premiums paid for the put and call

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

option contracts.  Put and call options are adjusted to market in accordance with ASC 815, “Derivative and Hedging,” as amended.  There were no put or call option contracts outstanding at June 30, 2010 or 2009.

In accordance with ASC 815 and interpretations of the FASB’s Derivative Implementation Group, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, put option and call option contracts are recorded at fair value on the consolidated statements of financial condition, and are included in prepaid expenses and other assets (if the net result is a gain) or accounts payable, accrued interest and other liabilities (if the net result is a loss).  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recognized in the gain on sale of loans.

The net impact of derivative financial instruments on the Consolidated Statements of Operations during the years ended June 30, 2010, 2009 and 2008 was as follows:

	For the Year Ended June 30,
Derivative financial instruments	2010	2009	2008
(In Thousands)
Commitments to extend credit on loans to be held for sale	$ 1,649	$ 1,620	$ (300)
Mandatory loan sale commitments	(4,104)	656	-
Put option contracts	-	-	(13)
Call option contracts	-	-	(4)
Total	$ (2,455)	$ 2,276	$ (317)

 The outstanding derivative financial instruments at the dates indicated were as follows:

	June 30, 2010		June 30, 2009
		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value
(In Thousands)
Commitments to extend credit on
loans to be held for sale (1)	$ 146,379	$ 2,965	$ 104,630	$ 1,316
Best efforts loan sale commitments	(7,880)	-	(12,834)	-
Mandatory loan sale commitments	(295,334)	(3,449)	(207,239)	656
Total	$ (156,835)	$ (484)	$ (115,443)	$ 1,972

(1)	Net of an estimated 37.0% of commitments at June 30, 2010 and 34.5% of commitments at June 30, 2009, which may not fund.

For fiscal 2010, 2009 and 2008, the estimated volume of commitments to extend credit on loans to be held for sale was $1.84 billion, $1.40 billion and $383.7 million, respectively; while the estimated volume of loan sale commitments, primarily mandatory commitments in fiscal 2010 and fiscal 2009 and best efforts commitments in fiscal 2008, was $1.86 billion, $1.37 billion and $399.5 million, respectively.

16.	Fair Value of Financial Instruments:

The Corporation adopted ASC 820, “Fair Value Measurements and Disclosures,” on July 1, 2008 and elected the fair value option (ASC 825, “Financial Instruments”) on May 28, 2009 on loans originated for sale by PBM.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

measurements.  ASC 825 permits entities to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option) at specified election dates.  At each subsequent reporting date, an entity is required to report unrealized gains and losses on items in earnings for which the fair value option has been elected.  The objective of the Fair Value Option is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

The following table describes the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale at fair value.

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain
As of June 30, 2010:
Single-family loans measured at fair value	$ 170,255	$ 162,964	$ 7,291

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain
As of June 30, 2009:
Single-family loans measured at fair value	$ 135,490	$ 133,613	$ 1,877

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
Unobservable inputs for the asset or liability that use significant assumptions, including assumptions of risks.  These unobservable assumptions reflect the Corporation’s estimate of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include the use of pricing models, discounted cash flow models and similar techniques.

ASC 820 requires the Corporation to maximize the use of observable inputs and minimize the use of unobservable inputs.  If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The Corporation’s financial assets and liabilities measured at fair value on a recurring basis consist of investment securities, loans held for sale at fair value, interest-only strips and derivative financial instruments; while loans held for sale at lower cost or market, non-performing loans, mortgage servicing assets and real estate owned are measured at fair value on a nonrecurring basis.

Investment securities are primarily comprised of U.S. government sponsored enterprise debt securities, U.S. government agency mortgage-backed securities, U.S. government sponsored enterprise mortgage-backed securities and private issue collateralized mortgage obligations.  The Corporation utilizes unadjusted quoted prices in active markets for identical securities for its fair value measurement of debt securities, quoted prices in active and less than active markets for similar securities for its fair value measurement of mortgage-backed securities and debt securities, and broker price indications for similar securities in non-active markets for its fair value measurement of collateralized mortgage obligations.

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

Non-performing loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged.  The non-performing loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  The fair value of an impaired loan is determined based on an observable market price or current appraised value of the underlying collateral.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.  For non-performing loans which are also restructured loans, the fair value is derived from discounted cash flow analysis, except those which are in the process of foreclosure, for which the fair value is derived from the appraised value of its collateral.  Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

The Corporation uses the amortization method for its mortgage servicing assets, which amortizes servicing assets in proportion to and over the period of estimated net servicing income and assesses servicing assets for impairment based on fair value at each reporting date.  The fair value of mortgage servicing assets is calculated using the present value method; which includes a third party’s prepayment projections of similar instruments, weighted-average coupon rates and the estimated average life.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The rights to future income from serviced loans that exceed contractually specified servicing fees are recorded as interest-only strips.  The fair value of interest-only strips is calculated using the same assumptions that are used to value the related servicing assets.

The fair value of real estate owned is derived from the lower of the appraised value at the time of foreclosure or the listing price.

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

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2010 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government sponsored enterprise debt securities	$ -	$ 3,317	$ -	$ 3,317
U.S. government agency MBS	-	17,715	-	17,715
U.S. government sponsored enterprise MBS	-	12,456	-	12,456
Private issue CMO	-	-	1,515	1,515
Loans held for sale, at fair value	-	170,255	-	170,255
Interest-only strips	-	-	248	248
Derivative financial instruments	-	(3,095)	2,611	(484)
Total	$ -	$ 200,648	$ 4,374	$ 205,022

	Fair Value Measurement at June 30, 2009 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government sponsored enterprise debt securities	$ -	$ 5,353	$ -	$ 5,353
U.S. government agency MBS	-	74,064	-	74,064
U.S. government sponsored enterprise MBS	-	44,436	-	44,436
Private issue CMO	-	-	1,426	1,426
Loans held for sale, at fair value	-	135,490	-	135,490
Interest-only strips	-	-	294	294
Derivative financial instruments	-	(97)	2,069	1,972
Total	$ -	$ 259,246	$ 3,789	$ 263,035

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at July 1, 2009	$ 1,426	$ 294	$ 2,069	$ 3,789
Total gains or losses (realized/unrealized):
Included in earnings	-	(47)	(5,124)	(5,171)
Included in other comprehensive income	306	-	-	306
Purchases, issuances, and settlements	(217)	1	5,666	5,450
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at June 30, 2010	$ 1,515	$ 248	$ 2,611	$ 4,374

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at July 1, 2008	$ 2,225	$ 419	$ (304)	$ 2,340
Total gains or losses (realized/unrealized):
Included in earnings	-	(82)	(2,290)	(2,372)
Included in other comprehensive income	(341)	-	-	(341)
Purchases, issuances, and settlements	(458)	(43)	4,663	4,162
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at June 30, 2009	$ 1,426	$ 294	$ 2,069	$ 3,789

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a nonrecurring basis:

	Fair Value Measurement at June 30, 2010 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 38,014	$ 18,399	$ 56,413
Mortgage servicing assets	-	-	356	356
Real estate owned (1)	-	15,934	-	15,934
Total	$ -	$ 53,948	$ 18,755	$ 72,703

(1)	Amounts are based on collateral value as a practical expedient for fair value, and exclude estimated selling costs where determined.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

	Fair Value Measurement at June 30, 2009 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Loans held for sale at lower cost or market	$ -	$ 568	$ -	$ 568
Non-performing loans (1)	-	42,600	23,696	66,296
Mortgage servicing assets	-	-	400	400
Real estate owned (1)	-	17,801	-	17,801
Total	$ -	$ 60,969	$ 24,096	$ 85,065

(1)	Amounts are based on collateral value as a practical expedient for fair value, and exclude estimated selling costs where determined.

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

FHLB – San Francisco stock: The carrying amount reported for FHLB – San Francisco stock approximates fair value. When redeemed, the Corporation will receive an amount equal to the par value of the stock.

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

Commitments to extend credit on loans to be held for sale: The fair value is derived from a corresponding loan sale commitment or the estimated current price of loans with similar characteristics, adjusted for estimated loans which may not fund.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Mandatory loan sale commitments:  Mandatory loan sale commitments may include whole loan and/or TBA-MBS loan sale commitments.  The fair value for the whole loan sale commitments is based on the quoted market prices from the corresponding investors, based on existing loans available for sale and unfunded loans, estimated roll costs, and other related factors.  The fair value for the TBA-MBS loan sale commitments is based on the quoted market price from independent pricing sources.

The carrying amount and fair value of the Corporation’s financial instruments were as follows:

(In Thousands)	June 30, 2010		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$ 96,201	$ 96,201	$ 56,903	$ 56,903
Investment securities	$ 35,003	$ 35,003	$ 125,279	$ 125,279
Loans held for investment, net	$ 1,006,260	$ 1,024,214	$ 1,165,529	$ 1,177,856
Loans held for sale, at fair value	$ 170,255	$ 170,255	$ 135,490	$ 135,490
Loans held for sale, at lower of cost or market	$ -	$ -	$ 10,555	$ 10,751
Accrued interest receivable	$ 4,643	$ 4,643	$ 6,158	$ 6,158
FHLB – San Francisco stock	$ 31,795	$ 31,795	$ 33,023	$ 33,023

Financial liabilities:
Deposits	$ 932,933	$ 922,994	$ 989,245	$ 976,000
Borrowings	$ 309,647	$ 324,179	$ 456,692	$ 474,701
Accrued interest payable	$ 1,896	$ 1,896	$ 2,361	$ 2,361

Derivative Financial Instruments:
Commitments to extend credit on loans to be held for sale	$ 2,965	$ 2,965	$ 1,316	$ 1,316
Mandatory loan sale commitments	$ (3,449)	$ (3,449)	$ 656	$ 656

17.	Reportable Segments:

The segment reporting is organized consistent with the Corporation’s executive summary and operating strategy. The business activities of the Corporation, primarily through the Bank and its subsidiary, consists of Provident Bank and Provident Bank Mortgage.  Provident Bank operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family, multi-family, commercial real estate, construction, commercial business, consumer and other mortgage loans.  Provident Bank Mortgage operations primarily consist of the origination and sale of mortgage loans secured by single-family residences.  The following table and discussions explain the results of the Corporation’s two major reportable segments, Provident Bank and Provident Bank Mortgage.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

The following tables illustrate the Corporation’s operating segments for the years ended June 30, 2010, 2009 and 2008, respectively.

(In Thousands)	Year Ended June 30, 2010
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, before provision for loan losses	$ 36,134	$ 3,444	$ 39,578
Provision for loan losses	21,145	698	21,843
Net interest income, after provision for loan losses	14,989	2,746	17,735

Non-interest income:
Loan servicing and other fees	728	69	797
Gain on sale of loans, net	2	14,336	14,338
Deposit account fees	2,823	-	2,823
Gain on sale of investment securities	2,290	-	2,290
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	111	(95)	16
Other	1,988	7	1,995
Total non-interest income	7,942	14,317	22,259

Non-interest expense:
Salaries and employee benefits	12,892	10,487	23,379
Premises and occupancy	2,342	706	3,048
Operating and administrative expenses	7,188	4,524	11,712
Total non-interest expenses	22,422	15,717	38,139
Income before income taxes	509	1,346	1,855
Provision for income taxes	174	566	740
Net income	$ 335	$ 780	$ 1,115
Total assets, end of fiscal year	$ 1,232,897	$ 166,504	$ 1,399,401

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

(In Thousands)	Year Ended June 30, 2009
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income, before provision for loan losses	$ 42,575	$ 1,193	$ 43,768
Provision for loan losses	44,048	4,624	48,672
Net interest expense, after provision for loan losses	(1,473)	(3,431)	(4,904)

Non-interest income:
Loan servicing and other fees	632	237	869
Gain on sale of loans, net	22	16,949	16,971
Deposit account fees	2,899	-	2,899
Gain on sale of investment securities	356	-	356
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(1,923)	(546)	(2,469)
Other	1,576	7	1,583
Total non-interest income	3,562	16,647	20,209

Non-interest expense:
Salaries and employee benefits	11,696	5,673	17,369
Premises and occupancy	2,346	532	2,878
Operating and administrative expenses	5,816	3,917	9,733
Total non-interest expenses	19,858	10,122	29,980
(Loss) income before income taxes	(17,769)	3,094	(14,675)
(Benefit) provision for income taxes	(8,537)	1,301	(7,236)
Net (loss) income	$ (9,232)	$ 1,793	$ (7,439)
Total assets, end of fiscal year	$ 1,433,693	$ 145,920	$ 1,579,613

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

(In Thousands)	Year Ended June 30, 2008
	Provident Bank	Provident Bank Mortgage	Consolidated Total

Net interest income (expense), before provision for loan losses	$ 41,634	$ (198)	$ 41,436
Provision for loan losses	8,905	4,203	13,108
Net interest income (expense), after provision for loan losses	32,729	(4,401)	28,328

Non-interest income:
Loan servicing and other fees	206	1,570	1,776
Gain on sale of loans, net	49	955	1,004
Deposit account fees	2,954	-	2,954
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(777)	(1,906)	(2,683)
Other	2,152	8	2,160
Total non-interest income	4,584	627	5,211

Non-interest expense:
Salaries and employee benefits	14,168	4,826	18,994
Premises and occupancy	2,073	757	2,830
Operating and administrative expenses	4,699	3,788	8,487
Total non-interest expenses	20,940	9,371	30,311
Income (loss) before income taxes	16,373	(13,145)	3,228
Provision (benefit) for income taxes	9,373	(7,005)	2,368
Net income (loss)	$ 7,000	$ (6,140)	$ 860
Total assets, end of fiscal year	$ 1,601,503	$ 30,944	$ 1,632,447

The information above was derived from the internal management reporting system used by management to measure performance of the segments.

The Corporation’s internal transfer pricing arrangements determined by management primarily consist of the following:
1.
Borrowings for Provident Bank Mortgage (“PBM”) are indexed monthly to the higher of the three-month FHLB – San Francisco advance rate on the first Friday of the month plus 50 basis points or the Bank’s cost of funds for the prior month.

2.
PBM receives servicing released premiums for new loans transferred to the Bank’s loans held for investment.  The servicing released premiums in the years ended June 30, 2010, 2009 and 2008 were $9,000, $103,000 and $1.2 million, respectively.

3.
PBM receives a premium (gain on sale of loans) or a discount (loss on sale of loans) for the new loans transferred to the Bank’s loans held for investment.  The gain (loss) on sale of loans in the years ended June 30, 2010, 2009 and 2008 was $7,000, $27,000 and $(17,000), respectively.

4.
Loan servicing costs are charged to PBM by the Bank based on the number of loans held for sale at fair value and loans held for sale at the lower of cost or market multiplied by a fixed fee which is subject to management’s review.  The loan servicing costs in the years ended June 30, 2010, 2009 and 2008 were $64,000, $51,000 and $37,000, respectively.

5.
The Bank allocates quality assurance costs to PBM for its loan production, subject to management’s review.  Quality assurance costs allocated to PBM in the years ended June 30, 2010, 2009 and 2008 were $182,000, $118,000 and $133,000, respectively.

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

6.
The Bank allocates loan vault service costs to PBM for its loan production, subject to management’s review.  The loan vault service costs allocated to PBM in the years ended June 30, 2010, 2009 and 2008 were $59,000, $61,000 and $61,000, respectively.

7.
Office rents for PBM offices located in the Bank branches or offices are internally charged based on the square footage used.  Office rents allocated to PBM in the years ended June 30, 2010, 2009 and 2008 were $138,000, $102,000 and $127,000, respectively.

8.
A management fee, which is subject to regular review, is charged to PBM for services provided by the Bank.  The management fee in the years ended June 30, 2010, 2009 and 2008 was $1.2 million, $1.1 million and $1.2 million, respectively.

18.	Holding Company Condensed Financial Information:

This information should be read in conjunction with the other notes to the consolidated financial statements. The following is the condensed statements of financial condition for Provident Financial Holdings (Holding Company only) as of June 30, 2010 and 2009 and condensed statements of operations and cash flows for each of the three years for the period ended June 30, 2010.

Condensed Statements of Financial Condition

	June 30,
(In Thousands)	2010	2009

Assets
Cash and cash equivalents	$ 3,225	$ 3,672
Investment in subsidiary	124,202	110,595
Other assets	353	760
	$ 127,780	$ 115,027

Liabilities and Stockholders’ Equity
Other liabilities	$ 36	$ 117
Stockholders’ equity	127,744	114,910
	$ 127,780	$ 115,027

Condensed Statements of Operations

	Year Ended June 30,
(In Thousands)	2010	2009	2008

Interest and other income	$ 74	$ 346	$ 91
General and administrative expenses	684	710	661
Loss before equity in net earnings of the subsidiary	(610)	(364)	(570)
Equity in net earnings (loss) of the subsidiary	1,469	(7,228)	1,191
Income (loss) before income taxes	859	(7,592)	621
Benefit from income taxes	(256)	(153)	(239)
Net income (loss)	$ 1,115	$ (7,439)	$ 860

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	Year Ended June 30,
(In Thousands)	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$ 1,115	$ (7,439)	$ 860
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Equity in net (earnings) loss of the subsidiary	(1,469)	7,228	(1,191)
Tax benefit from non-qualified equity compensation	-	-	(6)
Decrease in other assets	403	263	417
(Decrease) increase in other liabilities	(81)	(90)	39
Net cash (used for) provided by operating activities	(32)	(38)	119

Cash flow from investing activities:
Cash dividend received from the Bank	-	-	12,000
Capital contribution to the Bank	(12,000)	-	-
Net cash (used for) provided by investing activities	(12,000)	-	12,000

Cash flow from financing activities:
ESOP loan payment (refund)	4	(864)	67
Exercise of stock options	-	-	69
Tax benefit from non-qualified equity compensation	-	-	6
Treasury stock purchases	-	-	(4,097)
Cash dividends	(352)	(994)	(4,001)
Proceeds from issuance of common stock	11,933	-	-
Net cash provided by (used for) financing activities	11,585	(1,858)	(7,956)
Net (decrease) increase in cash and cash equivalents	(447)	(1,896)	4,163
Cash and cash equivalents at beginning of year	3,672	5,568	1,405
Cash and cash equivalents at end of fiscal year	$ 3,225	$ 3,672	$ 5,568

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

19.	Quarterly Results of Operations (Unaudited):

The following tables set forth the quarterly financial data for the fiscal years ended June 30, 2010 and 2009.

	For Fiscal Year 2010
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2010	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, Except Per Share Amount)

Interest income	$ 70,163	$ 16,637	$ 16,505	$ 17,655	$ 19,366
Interest expense	30,585	6,335	6,912	8,078	9,260
Net interest income	39,578	10,302	9,593	9,577	10,106

Provision for loan losses	21,843	-	2,322	2,315	17,206
Net interest income (expense), after
provision for loan losses	17,735	10,302	7,271	7,262	(7,100)

Non-interest income	22,259	5,688	2,877	6,688	7,006
Non-interest expense	38,139	10,469	9,548	9,571	8,551
Income (loss) before income taxes	1,855	5,521	600	4,379	(8,645)

Provision (benefit) for income taxes	740	2,319	229	1,821	(3,629)
Net income (loss)	$ 1,115	$ 3,202	$ 371	$ 2,558	$ (5,016)

Basic earnings (loss) per share	$ 0.13	$ 0.28	$ 0.03	$ 0.37	$ (0.82)
Diluted earnings (loss) per share	$ 0.13	$ 0.28	$ 0.03	$ 0.37	$ (0.82)

Provident Financial Holdings, Inc.
Notes to Consolidated Financial Statements

	For Fiscal Year 2009
	For the
	Year Ended
	June 30,	Fourth	Third	Second	First
	2009	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, Except Per Share Amount)

Interest income	$ 85,924	$ 21,084	$ 20,491	$ 21,336	$ 23,013
Interest expense	42,156	9,521	9,820	11,095	11,720
Net interest income	43,768	11,563	10,671	10,241	11,293

Provision for loan losses	48,672	12,863	13,541	16,536	5,732
Net interest (expense) income, after
provision for loan losses	(4,904)	(1,300)	(2,870)	(6,295)	5,561

Non-interest income	20,209	9,022	6,387	2,324	2,476
Non-interest expense	29,980	7,429	7,948	7,239	7,364
(Loss) income before income taxes	(14,675)	293	(4,431)	(11,210)	673

(Benefit) provision for income taxes	(7,236)	(1,020)	(1,861)	(4,699)	344
Net (loss) income	$ (7,439)	$ 1,313	$ (2,570)	$ (6,511)	$ 329

Basic (loss) earnings per share	$ (1.20)	$ 0.21	$ (0.41)	$ (1.05)	$ 0.05
Diluted (loss) earnings per share	$ (1.20)	$ 0.21	$ (0.41)	$ (1.05)	$ 0.05

20.	Subsequent Event:

Cash dividend

On August 5, 2010, the Corporation announced a cash dividend of $0.01 per share on the Corporation’s outstanding shares of common stock for shareholders of record at the close of business on August 27, 2010, payable on September 21, 2010.

EXHIBIT INDEX

Exhibit 3.1(b)	Certificate of Amendment to Certificate of Incorporation of Provident Financial Holdings, Inc. as filed with the Delaware Secretary of State on November 24, 2009

Exhibit 13	2010 Annual Report to Stockholders

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.