Form 10-Q
period 2010-09-30
PROVIDENT FINANCIAL HOLDINGS INC
filed 2010-11-09
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ……………………………………..... September 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AC T OF 1934

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      .     No  X  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of November 3, 2010

Common stock, $ 0.01 par value, per share	11,407,454 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of September 30, 2010 and June 30, 2010	1
	Condensed Consolidated Statements of Operations
	for the Quarters Ended September 30, 2010 and 2009	2
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters Ended September 30, 2010 and 2009	3
	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended September 30, 2010 and 2009	4
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	5

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	17
	Safe-Harbor Statement	18
	Critical Accounting Policies	19
	Executive Summary and Operating Strategy	20
	Recent Legislation	21
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	22
	Comparison of Financial Condition at September 30, 2010 and June 30, 2010	22
	Comparison of Operating Results
	for the Quarters Ended September 30, 2010 and 2009	24
	Asset Quality	31
	Loan Volume Activities	38
	Liquidity and Capital Resources	38
	Commitments and Derivative Financial Instruments	41
	Supplemental Information	41

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	42

ITEM 4 -	Controls and Procedures	44

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	44
ITEM 1A -	Risk Factors	44
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	44
ITEM 3 -	Defaults Upon Senior Securities	45
ITEM 4 -	(Removed and Reserved)	45
ITEM 5 -	Other Information	45
ITEM 6 -	Exhibits	45

SIGNATURES		47

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands

	September 30,	June 30,
	2010	2010
Assets
Cash and cash equivalents	$67,430	$96,201
Investment securities – available for sale, at fair value	33,016	35,003
Loans held for investment, net of allowance for loan losses of $39,086 and $43,501, respectively	968,323	1,006,260
Loans held for sale, at fair value	229,103	170,255
Accrued interest receivable	4,416	4,643
Real estate owned, net	16,937	14,667
Federal Home Loan Bank (“FHLB”) – San Francisco stock	30,571	31,795
Premises and equipment, net	5,768	5,841
Prepaid expenses and other assets	33,603	34,736

Total assets	$1,389,167	$1,399,401

Liabilities and Stockholders’ Equity

Commitments and Contingencies

Liabilities:
Non interest-bearing deposits	$50,670	$52,230
Interest-bearing deposits	881,578	880,703
Total deposits	932,248	932,933

Borrowings	294,635	309,647
Accounts payable, accrued interest and other liabilities	29,815	29,077
Total liabilities	1,256,698	1,271,657

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding
	-	-
Common stock, $.01 par value (40,000,000 shares authorized; 17,610,865 and 17,610,865 shares issued, respectively; 11,407,454 and 11,406,654 shares outstanding, respectively)	176	176
Additional paid-in capital	85,918	85,663
Retained earnings	139,798	135,383
Treasury stock at cost (6,203,411 and 6,204,211 shares, respectively)
	(93,942)	(93,942)
Unearned stock compensation	(135)	(203)
Accumulated other comprehensive income, net of tax	654	667

Total stockholders’ equity	132,469	127,744

Total liabilities and stockholders’ equity	$1,389,167	$1,399,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) Dollars in Thousands, Except Earnings (Loss) Per Share
	Quarter Ended
	September 30,	September 30,
	2010	2009
Interest income:
Loans receivable, net	$ 15,561	$ 18,148
Investment securities	241	1,095
FHLB – San Francisco stock	36	69
Interest-earning deposits	65	54
Total interest income	15,903	19,366

Interest expense:
Checking and money market deposits	305	326
Savings deposits	340	521
Time deposits	2,184	3,904
Borrowings	3,262	4,509
Total interest expense	6,091	9,260

Net interest income, before provision for loan losses	9,812	10,106
Provision for loan losses	877	17,206
Net interest income (expense), after provision for loan losses	8,935	(7,100)

Non-interest income:
Loan servicing and other fees	124	235
Gain on sale of loans, net	9,447	3,143
Deposit account fees	629	763
Gain on sale of investment securities, net	-	1,949
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(368)	438
Other	503	478
Total non-interest income	10,335	7,006

Non-interest expense:
Salaries and employee benefits	7,377	4,930
Premises and occupancy	820	788
Equipment	325	357
Professional expenses	383	387
Sales and marketing expenses	134	112
Deposit insurance premiums and regulatory assessments	681	716
Other	1,490	1,261
Total non-interest expense	11,210	8,551

Income (loss) before income taxes	8,060	(8,645)
Provision (benefit) for income taxes	3,531	(3,629)
Net income (loss)	$ 4,529	$ (5,016)

Basic earnings (loss) per share	$ 0.40	$ (0.82)
Diluted earnings (loss) per share	$ 0.40	$ (0.82)
Cash dividends per share	$ 0.01	$ 0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Quarters Ended September 30, 2010 and 2009

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2010	11,406,654	$ 176	$ 85,663	$ 135,383	$ (93,942)	$ (203)	$ 667	$ 127,744

Comprehensive income:
Net income				4,529				4,529
Change in unrealized holding loss on securities available for sale, net of reclassification of $0 of net gain included in net income							(13)	(13)
Total comprehensive income								4,516

Distribution of restricted stock	800							-
Amortization of restricted stock			103					103
Stock options expense			135					135
Allocations of contribution to ESOP (1)			17			68		85
Cash dividends				(114)				(114)

Balance at September 30, 2010	11,407,454	$ 176	$ 85,918	$ 139,798	$ (93,942)	$ (135)	$ 654	$ 132,469

(1)	Employee Stock Ownership Plan (“ESOP”).

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2009	6,219,654	$ 124	$ 72,709	$ 134,620	$ (93,942)	$ (473)	$ 1,872	$ 114,910

Comprehensive loss:
Net loss				(5,016)				(5,016)
Change in unrealized holding loss on securities available for sale, net of reclassification of $1.1 million of net gain included in net loss							(1,265)	(1,265)
Total comprehensive loss								(6,281)

Distribution of restricted stock	800							-
Amortization of restricted stock			106					106
Stock options expense			117					117
Allocations of contribution to ESOP			46			67		113
Cash dividends				(62)				(62)

Balance at September 30, 2009	6,220,454	$ 124	$ 72,978	$ 129,542	$ (93,942)	$ (406)	$ 607	$ 108,903

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Three Months Ended September 30,

	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 4,529	$ (5,016)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	360	433
Provision for loan losses	877	17,206
Provision (recovery) for losses on real estate owned	230	(252)
Gain on sale of loans, net	(9,447)	(3,143)
Gain on sale of investment securities, net	-	(1,949)
Gain on sale of real estate owned, net	(391)	(634)
Stock-based compensation	238	223
ESOP expense	84	112
Decrease (increase) in current and deferred income taxes	3,422	(4,672)
Increase in cash surrender value of the bank owned life insurance	(51)	(49)
Increase in accounts payable and other liabilities	1,454	(792)
Decrease in prepaid expenses and other assets	780	476
Loans originated for sale	(649,471)	(491,575)
Proceeds from sale of loans	596,493	515,835
Net cash (used for) provided by operating activities	(50,893)	26,203

Cash flows from investing activities:
Decrease in loans held for investment, net	26,185	32,107
Principal payments from investment securities available for sale	2,022	13,384
Proceeds from sale of investment securities available for sale	-	57,080
Redemption of FHLB – San Francisco stock	1,224	-
Purchase of bank owned life insurance	-	(2,000)
Proceeds from sale of real estate owned	8,626	12,215
Purchase of premises and equipment	(125)	(80)
Net cash provided by investing activities	37,932	112,706

Cash flows from financing activities:
Decrease in deposits, net	(685)	(57,324)
Repayments of long-term borrowings	(15,012)	(40,011)
ESOP loan payment	1	1
Cash dividends	(114)	(62)
Net cash used for financing activities	(15,810)	(97,396)

Net (decrease) increase in cash and cash equivalents	(28,771)	41,513
Cash and cash equivalents at beginning of period	96,201	56,903
Cash and cash equivalents at end of period	$ 67,430	$ 98,416
Supplemental information:
Cash paid for interest	$ 6,134	$ 9,298
Cash paid for income taxes	$ 100	$ 125
Real estate acquired in the settlement of loans	$ 14,975	$ 11,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated financial statements at June 30, 2010 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2010.  The results of operations for the quarter ended September 30, 2010 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2011.

Note 2: Accounting Standard Updates (“ASU”)

ASC 810:
In June 2009, the FASB issued ASC 810, “Consolidation,” to improve financial reporting by enterprises involved with variable interest entities (“VIEs”).  ASC 810 addresses: (1) the effects on certain provisions of ASC 810-10-05-8, “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special purpose entity (“SPE”) concept in ASC 860, and (2) constituent concerns about the application of certain key provisions of ASC 810-10-05-8, including those in which the accounting and disclosures under ASC 810-10-05-8 do not always provide timely and useful information about an enterprise’s involvement in a VIE.  ASC 810 is effective at the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter. Early adoption is prohibited.  The Corporation adopted ASC 810 on July 1, 2010, and it had no material impact on the Corporation’s consolidated financial statements.

ASC 860:
In June 2009, the FASB issued ASC 860, “Transfers and Servicing.”   This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASC 860 is effective at the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter.  Early adoption is prohibited. This statement must be applied to transfers occurring on or after the effective date.  However, the disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date.  Additionally, on and after the effective date, the concept of a qualifying SPE is no longer relevant for accounting purposes.  Therefore, formerly qualifying SPEs, as defined under previous accounting standards, should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  The Corporation adopted ASC 810 on July 1, 2010, and it had no material impact on the Corporation’s consolidated financial statements.

ASC 715-20-65-2:
In December 2008, the FASB issued ASC 715-20-65-2, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” which amends ASC 715-20, “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures are to provide users of financial statements with an understanding of the plan investment policies and strategies regarding investment allocation, major categories of plan assets, use of fair valuation inputs and techniques, effect of fair value measurements using significant unobservable inputs (i.e., level 3 inputs), and significant concentrations of risk within plan assets.  ASC 715-20-65-2 is effective for financial statements issued for fiscal years beginning after December 15, 2009, with early adoption permitted.  This ASC does not require comparative disclosures for earlier periods.  The Corporation adopted this ASC on July 1, 2010, and it had no material impact on the Corporation’s consolidated financial statements.

FASB ASU 2010-20:
In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU requires additional disclosures that facilitate financial statement users’ evaluation of the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. These disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Corporation does not expect ASU 2010-20 to have a material effect on its consolidated financial statements other than the new disclosures required by the ASU.

Note 3: Earnings (Loss) Per Share

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

As of September 30, 2010 and 2009, there were outstanding options to purchase 905,200 shares and 905,500 shares of the Corporation’s common stock, respectively, of which 905,200 shares and 905,500 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.  As of September 30, 2010 and 2009, there were outstanding unvested restricted stock of 123,500 shares and 135,500 shares, respectively, also excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the quarters ended September 30, 2010 and 2009, respectively.

	For the Quarter Ended September 30,
(In Thousands, Except Earnings (Loss) Per Share)
	2010	2009
Numerator:
Net income (loss) – numerator for basic earnings (loss) per share and diluted earnings (loss) per share - available to common stockholders	$ 4,529	$ (5,016)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted-average shares	11,362	6,114

Effect of dilutive securities:
Stock option dilution	-	-
Restricted stock dilution	-	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted-average shares and assumed conversions	11,362	6,114

Basic earnings (loss) per share	$ 0.40	$ (0.82)
Diluted earnings (loss) per share	$ 0.40	$ (0.82)

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters ended September 30, 2010 and 2009, respectively (in thousands).

	For the Quarter Ended September 30, 2010
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 8,705	$ 1,107	$ 9,812
Provision for loan losses	516	361	877
Net interest income, after provision for loan losses	8,189	746	8,935

Non-interest income:
Loan servicing and other fees	111	13	124
(Loss) gain on sale of loans, net	(131)	9,578	9,447
Deposit account fees	629	-	629
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(377)	9	(368)
Other	502	1	503
Total non-interest income	734	9,601	10,335

Non-interest expense:
Salaries and employee benefits	3,199	4,178	7,377
Premises and occupancy	610	210	820
Operating and administrative expenses	1,626	1,387	3,013
Total non-interest expense	5,435	5,775	11,210
Income before income taxes	3,488	4,572	8,060
Provision for income taxes	1,609	1,922	3,531
Net income	$ 1,879	$ 2,650	$ 4,529
Total assets, end of period	$ 1,163,125	$ 226,042	$ 1,389,167

	For the Quarter Ended September 30, 2009
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals

Net interest income, before provision for loan losses	$ 9,290	$ 816	$ 10,106
Provision for loan losses	16,713	493	17,206
Net interest (expense) income, after provision for loan losses	(7,423)	323	(7,100)

Non-interest income:
Loan servicing and other fees	224	11	235
Gain on sale of loans, net	4	3,139	3,143
Deposit account fees	763	-	763
Gain on sale of investment securities	1,949	-	1,949
Gain (loss) on sale and operations of real estate owned acquired in the settlement of loans, net	468	(30)	438
Other	478	-	478
Total non-interest income	3,886	3,120	7,006

Non-interest expense:
Salaries and employee benefits	2,699	2,231	4,930
Premises and occupancy	619	169	788
Operating and administrative expenses	1,740	1,093	2,833
Total non-interest expense	5,058	3,493	8,551
Loss before income taxes	(8,595)	(50)	(8,645)
Benefit for income taxes	(3,608)	(21)	(3,629)
Net loss	$ (4,987)	$ (29)	$ (5,016)
Total assets, end of period	$ 1,350,724	$ 129,014	$ 1,479,738

Note 5: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and put option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of September 30, 2010 and June 30, 2010, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $170.0 million and $146.7 million, respectively.  The following table provides information regarding undisbursed funds to borrowers on existing lines of credit with the Bank as well as commitments to originate loans to be held for investment.

	September 30,	June 30,
Commitments	2010	2010
(In Thousands)

Undisbursed lines of credit – Mortgage loans	$ 1,311	$ 1,504
Undisbursed lines of credit – Commercial business loans	2,937	3,603
Undisbursed lines of credit – Consumer loans	1,657	1,698
Commitments to extend credit on loans to be held for investment	350	350
Total	$ 6,255	$ 7,155

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, commitments to sell mortgage-backed securities (“MBS”), put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition, and are included in other assets totaling $2.6 million at September 30, 2010 and $454,000 in other liabilities at September 30, 2010; and $3.0 million of other assets and $3.4 million in other liabilities at June 30, 2010.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The net impact of derivative financial instruments on the Condensed Consolidated Statements of Operations during the quarters ended September 30, 2010 and 2009 was as follows:

	For the Quarters Ended September 30,
Derivative financial instruments	2010	2009
(In Thousands)
Commitments to extend credit on loans to be held for sale	$ (528)	$ 914
Mandatory loan sale commitments	3,195	(3,490)
Put option contracts	(25)	-
Total	$ 2,642	$ (2,576)

The outstanding derivative financial instruments at the dates indicated were as follows:

	September 30, 2010		June 30, 2010
		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit on loans to be held for sale (1)	$ 169,614	$ 2,437	$ 146,379	$ 2,965
Best efforts loan sale commitments	(11,497)	-	(7,880)	-
Mandatory loan sale commitments	(363,585)	(254)	(295,334)	(3,449)
Put option contracts	(5,000)	-	-	-
Total	$ (210,468)	$ 2,183	$ (156,835)	$ (484)

(1)	Net of 36.2 percent at September 30, 2010 and 37.8 percent at June 30, 2010 of commitments, which may not fund.

Note 6: Income Taxes

FASB ASC 740, “Income Taxes,” requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.  Management has determined that there are no unrecognized tax benefits to be reported in the Corporation’s financial statements, and none are anticipated during the fiscal year ending June 30, 2011.

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The Corporation’s deferred tax asset increased slightly during the first three months of fiscal 2011.  The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of September 30, 2010, the estimated deferred tax asset was $13.9 million.   This compares to the estimated deferred tax asset of $13.8 million at June 30, 2010.  The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at September 30, 2010 and June 30, 2010.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  The Internal Revenue Service also completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007.  Tax years subsequent to 2007 remain subject to federal examination, while the California state tax returns for years subsequent to 2004 are subject to examination by state taxing authorities.  The California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 and 2008.  It is the Corporation’s policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense.  A total of $14,000 in interest charges were paid with no penalty in the quarter ended September 30, 2010.  There were no penalties or interest included in the Condensed Consolidated Statements of Operations for the quarters ended September 30, 2009.

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

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain
As of September 30, 2010:
Single-family loans measured at fair value	$ 229,103	$ 221,089	$ 8,014

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

Derivative financial instruments are comprised of commitments to extend credit on loans to be held for sale, loan sale commitments and put option contracts.  The fair value is determined, when possible, using quoted secondary-market prices.  If no such quoted price exists, the fair value of a commitment is determined by quoted prices for a similar commitment or commitments, adjusted for the specific attributes of each commitment.

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

The fair value of real estate owned is derived from the lower of the appraised value at the time of foreclosure or the listing price, net of disposition costs.

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

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at September 30, 2010 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government sponsored enterprise debt securities	$ -	$ 3,290	$ -	$ 3,290
U.S. government agency MBS	-	16,609	-	16,609
U.S. government sponsored enterprise MBS	-	11,643	-	11,643
Private issue CMO	-	-	1,474	1,474
Loans held for sale, at fair value	-	229,103	-	229,103
Interest-only strips	-	-	180	180
Derivative financial instruments	-	(454)	2,637	2,183
Total	$ -	$ 260,191	$ 4,291	$ 264,482

	Fair Value Measurement at June 30, 2010 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government sponsored enterprise debt securities	$ -	$ 3,317	$ -	$ 3,317
U.S. government agency MBS	-	17,715	-	17,715
U.S. government sponsored enterprise MBS	-	12,456	-	12,456
Private issue CMO	-	-	1,515	1,515
Loans held for sale, at fair value	-	170,255	-	170,255
Interest-only strips	-	-	248	248
Derivative financial instruments	-	(3,095)	2,611	(484)
Total	$ -	$ 200,648	$ 4,374	$ 205,022

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at July 1, 2010	$ 1,515	$ 248	$ 2,611	$ 4,374
Total gains or losses (realized/unrealized):
Included in earnings	-	(1)	(2,611)	(2,612)
Included in other comprehensive income	18	(67)	-	(49)
Purchases, issuances, and settlements	(59)	-	2,637	2,578
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at September 30, 2010	$ 1,474	$ 180	$ 2,637	$ 4,291

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a nonrecurring basis:

	Fair Value Measurement at September 30, 2010 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 30,394	$ 21,329	$ 51,723
Mortgage servicing assets	-	-	249	249
Real estate owned (1)	-	18,416	-	18,416
Total	$ -	$ 48,810	$ 21,578	$ 70,388

(1)	Amounts are based on collateral value as a practical expedient for fair value, and exclude estimated selling costs where determined.

	Fair Value Measurement at June 30, 2010 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 38,014	$ 18,399	$ 56,413
Mortgage servicing assets	-	-	356	356
Real estate owned (1)	-	15,934	-	15,934
Total	$ -	$ 53,948	$ 18,755	$ 72,703

(1)	Amounts are based on collateral value as a practical expedient for fair value, and exclude estimated selling costs where determined.

Note 8: Incentive Plans

As of September 30, 2010, the Corporation had three share-based compensation plans, which are described below.  These plans are the 2006 Equity Incentive Plan, 2003 Stock Option Plan and 1996 Stock Option Plan.  The compensation cost that has been charged against income for these plans was $238,000 and $223,000 for the quarters ended September 30, 2010 and 2009, respectively, and there was no tax benefit from these plans during either quarter.

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

In the first quarter of fiscal 2011 and 2010, there were no stock options granted, exercised or forfeited.  As of September 30, 2010 and 2009, there were 10,200 stock options and 10,200 stock options available for future grants under the 2006 Plan, respectively.

The following table summarizes the stock option activity in the 2006 Plan for the quarter ended September 30, 2010.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2010	354,800	$ 17.45
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at September 30, 2010	354,800	$ 17.45	7.12	$ -
Vested and expected to vest at September 30, 2010	292,170	$ 18.42	7.06	$ -
Exercisable at September 30, 2010	104,280	$ 28.31	6.36	$ -

As of September 30, 2010 and 2009, there was $521,000 and $585,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the stock options in the 2006 Plan.  The expense is expected to be recognized over a weighted-average period of 1.2 years and 2.2 years, respectively.  The forfeiture rate during the first three months of fiscal 2011 was 25 percent and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

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

In the first quarter of fiscal 2011, a total of 800 shares of restricted stock were vested and distributed, while no restricted stock was awarded or forfeited.  Also in the first quarter of fiscal 2010, a total of 800 shares of restricted stock were vested and distributed, while no shares were forfeited and awarded.  As of September 30, 2010 and 2009, there were 25,350 shares and 25,350 shares of restricted stock available for future awards, respectively.

The following table summarizes the unvested restricted stock activity in the quarter ended September 30, 2010.

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2010	124,300	$ 10.29
Granted	-	$ -
Vested	(800)	$ 18.09
Forfeited	-	$ -
Unvested at September 30, 2010	123,500	$ 10.24
Expected to vest at September 30, 2010	92,625	$ 10.24

As of September 30, 2010 and 2009, the unrecognized compensation expense was $774,000 and $1.5 million, respectively, related to unvested share-based compensation arrangements awarded under the restricted stock in the 2006 Plan, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 1.2 years and 2.2 years, respectively.  Similar to stock options, a forfeiture rate of 25 percent has been applied for the restricted stock compensation expense calculations in the first three months of fiscal 2011.  The fair value of shares vested and distributed during the quarter ended September 30, 2010 and 2009 was $4,000 and $4,000, respectively.

Stock Option Plans.  The Corporation established the 1996 Stock Option Plan and the 2003 Stock Option Plan (collectively, the “Stock Option Plans”) for key employees and eligible directors under which options to acquire up to 1.15 million shares and 352,500 shares of common stock, respectively, may be granted.  Under the Stock Option Plans, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.

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

There was no activity in the first quarter of fiscal 2011 and 2010.  As of September 30, 2010 and 2009, the number of stock options available for future grants under the 2003 Stock Option Plan was 14,900 and 14,900 stock options, respectively. No stock options remain available for future grant under the 1996 Stock Option Plan, which expired in January 2007.

The following is a summary of the activity in the Stock Option Plans for the quarter ended September 30, 2010.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2010	550,400	$ 20.52
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at September 30, 2010	550,400	$ 20.52	3.36	$ -
Vested and expected to vest at September 30, 2010	542,200	$ 20.47	3.31	$ -
Exercisable at September 30, 2010	517,600	$ 20.31	3.16	$ -

As of September 30, 2010 and 2009, there was $170,000 and $648,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the Stock Option Plans.  This expense is expected to be recognized over a weighted-average period of 1.3 years and 2.0 years, respectively.  The forfeiture rate during the first three months of fiscal 2011 was 25% and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Note 9: Subsequent Events

Management has evaluated events through the date that the financial statements were issued.  No material subsequent events have occurred since September 30, 2010 that would require recognition or disclosure in these condensed consolidated financial statements, except that on November 1, 2010, the Corporation announced a cash dividend of $0.01 per share on the Corporation’s outstanding shares of common stock for shareholders of record at the close of business on November 26, 2010, payable on December 23, 2010.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At September 30, 2010, the Corporation had total assets of $1.39 billion, total deposits of $932.2 million and total stockholders’ equity of $132.5 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 14 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and retail loan production offices in City of Industry, Escondido, Glendora, Rancho Cucamonga and Riverside (3), California.  The Bank’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Bank’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On August 5, 2010, the Corporation declared a quarterly cash dividend of $0.01 per share for the Corporation’s shareholders of record at the close of business on August 27, 2010, which was paid on September 21, 2010.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.  You should not place undue reliance on these statements, as they are subject to risks and uncertainties.  When considering these forward-looking statements, you should keep these risks and uncertainties in mind, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations by the OTS or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action  or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes, such as the recently-enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations, that adversely affect our business, as well as changes in regulatory policies and principles or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock;  adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and subsequently filed Quarterly Reports on Form 10-Q.

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

ASC 815, “Derivatives and Hedging,” requires that derivatives of the Corporation be recorded in the consolidated financial statements at fair value.  Management considers its accounting policy for derivatives to be a critical accounting policy because these instruments have certain interest rate risk characteristics that change in value based upon changes in the capital markets.  The Bank’s derivatives are primarily the result of its mortgage banking activities in the form of commitments to extend credit, commitments to sell loans, commitments to sell MBS and option contracts to mitigate the risk of the commitments to extend credit.  Estimates of the percentage of commitments to extend credit on loans to be held for sale that may not fund are based upon historical data and current market trends.  The fair value adjustments of the derivatives are recorded in the Condensed Consolidated Statements of Operations with offsets to other assets or other liabilities in the Condensed Consolidated Statements of Financial Condition.

Management accounts for income taxes by estimating future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws.  These differences result in deferred tax assets and liabilities, which are included in the Corporation’s Condensed Consolidated Statements of Financial Condition.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, management is required to make many subjective assumptions and judgments regarding the Corporation’s income tax exposures, including judgments in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in management’ subjective assumptions and judgments can materially affect amounts recognized in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statements of Operations.  Therefore, management considers its accounting for income taxes a critical accounting policy.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds primarily in single-family, multi-family and commercial real estate loans, which loans represented at September 30, 2010 over 99 percent of total loan portfolio. We also to a lesser extent make construction, commercial business, consumer and other loans.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, wire transfer fees and overdraft protection fees, among others.  As a result of a federal rule which took effect July 6, 2010, the Bank may no longer collect overdraft protection fees unless the consumer consents, or opts in, to the overdraft service; this is expected to significantly reduce the amount the Bank collects on overdraft protection fees.

During the next three years, although not immediately given the uncertain environment, the Corporation intends to improve the community banking business by moderately growing total assets; by decreasing the concentration of single-family mortgage loans within loans held for investment; and by increasing the concentration of higher yielding multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”).  In addition, over time, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.  While the Corporation’s long-term strategy is for moderate growth, management has determined that slightly deleveraging the balance sheet is the most prudent short-term strategy in response to current weaknesses in general economic conditions.  Deleveraging the balance sheet improves capital ratios and mitigates credit and liquidity risk.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, laws, regulation, interest rates and the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values and higher loan delinquencies.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  The Corporation’s operating costs may increase significantly as a result of the Dodd-Frank Act.   Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation.  For further details on risk factors, see “Safe-Harbor Statement” on page 18 and “Item 1A – Risk Factors” on page 44.

Recent Legislation

On July 21 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:
▪
On July 21, 2011 (unless extended for up to six additional months), transfer the responsibilities and authority of the OTS to supervise and examine federal thrifts, including the Bank, to the OCC, and transfer the responsibilities and authority of the OTS to supervise and examine savings and loan holding companies, including the Corporation, to the Federal Reserve Board.

▪
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

▪	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to insured depository institutions to savings and loan holding companies beginning July 21, 2015.
▪
Require the federal banking regulators to seek to make their capital requirements counter cyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

▪	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.
▪
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non interest-bearing demand transaction accounts at all insured depository institutions.

▪
Effective July 21, 2011, repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

▪
Require all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation and the financial services industry more generally.  The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors’ responses.  Provisions in the legislation that require revisions to the capital requirements of the Corporation and the Bank could require the Corporation and the Bank to seek additional sources of capital in the future.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at September 30, 2010 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Less than	1 year to	3 to	Over
	1 year	3 years (1)	5 years	5 years	Total
Operating obligations	$ 928	$ 1,218	$ 234	$ -	$ 2,380
Pension benefits	-	-	350	6,453	6,803
Time deposits	256,880	157,905	70,485	3,355	488,625
FHLB – San Francisco advances	146,414	146,822	15,407	2,208	310,851
FHLB – San Francisco letter of credit	13,000	-	-	-	13,000
FHLB – San Francisco MPF credit enhancement	3,147	-	-	-	3,147
Total	$ 420,369	$ 305,945	$ 86,476	$ 12,016	$ 824,806

(1) One to less than 3 years.

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

In addition to the off-balance sheet financing arrangements and contractual obligations mentioned above, the Corporation has derivatives and other financial instruments with off-balance sheet risks as described in Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on page 10.

Comparison of Financial Condition at September 30, 2010 and June 30, 2010

Total assets decreased $10.2 million, or one percent, to $1.39 billion at September 30, 2010 from $1.40 billion at June 30, 2010.  The decrease was primarily attributable to decreases in cash and cash equivalents and loans held for investment, partly offset by an increase in loans held for sale at fair value.  The decline in total assets and the relatively high balance in cash and cash equivalents are consistent with the Corporation strategy of deleveraging the balance sheet to improve capital ratios and to mitigate credit and liquidity risk.

Total cash and cash equivalents, primarily excess cash at the Federal Reserve Bank of San Francisco, decreased $28.8 million, or 30 percent, to $67.4 million at September 30, 2010 from $96.2 million at June 30, 2010.

Total investment securities decreased $2.0 million, or six percent, to $33.0 million at September 30, 2010 from $35.0 million at June 30, 2010.  The decrease was primarily the result of the scheduled and accelerated principal payments on mortgage-backed securities.  The Bank evaluates individual investment securities quarterly for other-than-temporary declines in market value.  The Bank does not believe that there are any other-than-temporary impairments at September 30, 2010; therefore, no impairment losses have been recorded for the quarter ended September 30, 2010.

The amortized cost and estimated fair value of investment securities as of September 30, 2010 and June 30, 2010 were as follows:

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government sponsored enterprise debt securities	$ 3,250	$ 40	$ -	$ 3,290	$ 3,290
U.S. government agency MBS (1)	16,131	478	-	16,609	16,609
U.S. government sponsored enterprise MBS	11,144	499	-	11,643	11,643
Private issue CMO (2)	1,540	-	(66)	1,474	1,474
Total investment securities	$ 32,065	$ 1,017	$ (66)	$ 33,016	$ 33,016

(1)	Mortgage-backed securities (“MBS”).
(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government sponsored enterprise debt securities	$ 3,250	$ 67	$ -	$ 3,317	$ 3,317
U.S. government agency MBS	17,291	424	-	17,715	17,715
U.S. government sponsored enterprise MBS	11,957	499	-	12,456	12,456
Private issue CMO	1,599	-	(84)	1,515	1,515
Total investment securities	$ 34,097	$ 990	$ (84)	$ 35,003	$ 35,003

Contractual maturities of investment securities as of September 30, 2010 and June 30, 2010 were as follows:

(In Thousands)	September 30, 2010		June 30, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale
Due in one year or less	$ -	$ -	$ -	$ -
Due after one through five years	3,250	3,290	3,250	3,317
Due after five through ten years	-	-	-	-
Due after ten years	28,815	29,726	30,847	31,686
Total investment securities	$ 32,065	$ 33,016	$ 34,097	$ 35,003

Loans held for investment decreased $38.0 million, or four percent, to $968.3 million at September 30, 2010 from $1.01 billion at June 30, 2010.  Total loan principal payments during the first three months of fiscal 2011 were $28.1 million, compared to $33.3 million during the comparable period in fiscal 2010.  In addition, real estate owned acquired in the settlement of loans in the first three months of fiscal 2011 was $15.0 million, up 27 percent from $11.8 million in the same period last year.  During the first three months of fiscal 2011, the Bank originated $579,000 of loans held for investment, consisting solely of multi-family and commercial real estate loans, compared to $105,000 of single-family loans for the same period last year.  The Bank did not purchase any loans to be held for investment in the first three months of fiscal 2011 and 2010, given the economic uncertainty of the current banking environment.  The balance of preferred loans decreased three percent to $447.8 million at September 30, 2010, compared to $460.9 million at June 30, 2010, and represented 44.5 percent and 43.9 percent of loans held for investment at such dates, respectively.  The balance of single family loans held for investment decreased five percent to $554.0 million at September 30, 2010, compared to $583.1 million at June 30, 2010, and represented approximately 55.0 percent and 55.5 percent of loans held for investment at such dates, respectively.  This shift in the loan portfolio mix is consistent with our current business strategy.

The table below describes the geographic dispersion of real estate secured loans held for investment at September 30, 2010, as a percentage of the total dollar amount outstanding (dollars in thousands):

	Inland Empire		Southern California (1)		Other California (2)		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 168,495	30%	$ 301,416	55%	$ 77,759	14%	$ 6,375	1%	$ 554,045	100%
Multi-family	32,066	10%	238,724	72%	58,037	17%	3,616	1%	332,443	100%
Commercial real estate	55,689	51%	49,672	46%	2,303	2%	1,618	1%	109,282	100%
Construction	-	-%	400	100%	-	-%	-	-%	400	100%
Other	1,532	100%	-	-%	-	-%	-	-%	1,532	100%
Total	$ 257,782	26%	$ 590,212	59%	$ 138,099	14%	$ 11,609	1%	$ 997,702	100%

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

Total deposits decreased slightly to $932.2 million at September 30, 2010 from $932.9 million at June 30, 2010.  Time deposits declined $1.5 million to $473.4 million at September 30, 2010 from $474.9 million at June 30, 2010, while transaction accounts increased $807,000 to $458.8 million at September 30, 2010 from $458.0 million at June 30, 2010.  The decrease in time deposits was primarily attributable to the strategic decision to compete less aggressively on time deposit interest rates and the Bank’s marketing strategy to promote transaction accounts.

Borrowings, consisting of FHLB – San Francisco advances, decreased $15.0 million, or five percent, to $294.6 million at September 30, 2010 from $309.6 million at June 30, 2010.  The decrease was due to prepayments consistent with the Corporation’s short-term strategy to slightly deleverage the balance sheet.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 17 months at September 30, 2010, as compared to the weighted-average maturity of 19 months at June 30, 2010.

Total stockholders’ equity increased $4.8 million, or four percent, to $132.5 million at September 30, 2010, from $127.7 million at June 30, 2010, primarily as a result of the net income, partly offset by the quarterly cash dividends paid during the first three months of fiscal 2011.

Comparison of Operating Results for the Quarters Ended September 30, 2010 and 2009

The Corporation’s net income for the quarter ended September 30, 2010 was $4.5 million, compared to a net loss of $(5.0) million during the same quarter of fiscal 2010.  The improvement in net earnings was primarily a result of a $16.3 million decrease in the provision for loan losses and a $3.3 million increase in non-interest income, partly offset by a $294,000 decrease in net interest income (before provision for loan losses), a $2.7 million increase in operating expenses and $7.2 million increase in provision for income taxes.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income (before provision for loan losses) and non-interest income, increased to 56 percent in the first quarter of fiscal 2011 from 50 percent in the same period of fiscal 2010.  The increase in the efficiency ratio was a result of a decrease in net interest income (before provision for loan losses) and an increase in non-interest expense, partly offset by an increase in non-interest income.

Return on average assets for the quarter ended September 30, 2010 was 1.29 percent, compared to (1.28) percent in the same period last year.  Return on average equity for the quarter ended September 30, 2010 was 13.93 percent compared to (17.68) percent for the same period last year.  Diluted earnings per share for the quarter ended September 30, 2010 were $0.40, compared to the diluted loss per share of $(0.82) for the quarter ended September 30, 2009.

Net Interest Income:

For the Quarters Ended September 30, 2010 and 2009.  Net interest income (before the provision for loan losses) decreased $294,000, or three percent, to $9.8 million for the quarter ended September 30, 2010 from $10.1 million in the comparable period in fiscal 2010, due primarily to a decline in average earning assets, partly offset by a higher net interest margin.  The average balance of earning assets decreased $172.8 million, or 11 percent, to $1.33 billion in the first quarter of fiscal 2011 from $1.51 billion in the comparable period of fiscal 2010.  The net interest margin was 2.95 percent in the first quarter of fiscal 2011, up 26 basis points from 2.69 percent for the same period of fiscal 2010.  The increase in the net interest margin during the first quarter of fiscal 2011 was primarily attributable to a decrease in the weighted-average cost of interest-bearing liabilities which was more than the decrease in the weighted-average yield of interest-earning assets.

Interest Income:

For the Quarters Ended September 30, 2010 and 2009.  Total interest income decreased by $3.5 million, or 18 percent, to $15.9 million for the first quarter of fiscal 2011 from $19.4 million in the same quarter of fiscal 2010.  This decrease was primarily the result of a lower average earning asset yield and a lower average balance of earning assets.  The average yield on earning assets during the first quarter of fiscal 2011 was 4.77 percent, 38 basis points lower than the average yield of 5.15 percent during the same period of fiscal 2010.  The average balance of earning assets decreased $172.8 million to $1.33 billion during the first quarter of fiscal 2011 from $1.51 billion during the comparable period of fiscal 2010.

Loans receivable interest income decreased $2.5 million, or 14 percent, to $15.6 million in the quarter ended September 30, 2010 from $18.1 million for the same quarter of fiscal 2010.  This decrease was attributable to a lower average loan yield and a lower average loan balance.  The average loan yield during the first quarter of fiscal 2011 decreased 31 basis points to 5.34 percent from 5.65 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates and payoffs on loans which carried a higher average yield than the average yield of loans receivable.  The average balance of loans outstanding, including loans held for sale, decreased $119.4 million, or nine percent, to $1.17 billion during the first quarter of fiscal 2011 from $1.28 billion in the same quarter of fiscal 2010.

Interest income from investment securities decreased $854,000, or 78 percent, to $241,000 during the quarter ended September 30, 2010 from $1.1 million in the same quarter of fiscal 2010.  This decrease was primarily a result of a decrease in the average balance and a decrease in average yield.  The average balance of investment securities decreased $69.1 million, or 67 percent, to $33.9 million during the first quarter of fiscal 2011 from $103.0 million during the same quarter of fiscal 2010.  The decrease in the average balance was primarily due to the sale of $65.3 million of investment securities in August, September and December 2009 as well as scheduled and accelerated principal payments on mortgage-backed securities.  The Bank determined that the sale of investment securities in fiscal 2010 would help satisfy its short-term deleveraging strategy.  The average yield on investment securities decreased 141 basis points to 2.84 percent during the quarter ended September 30, 2010 from 4.25 percent during the quarter ended September 30, 2009.  The decrease in the average yield of investment securities was primarily attributable to the sale of investment securities with a higher average yield, the repricing of mortgage-backed securities to lower interest rates and a lower net premium amortization ($10,000 in the first quarter of fiscal 2011 as compared to $58,000 in the comparable quarter of fiscal 2010).  The lower net premium amortization was attributable to lower MBS principal balances with lower outstanding premiums during the quarter ended September 30, 2010 as compared to the same quarter last year.  During the first quarter of fiscal 2011, the Bank did not purchase any investment securities, while $2.0 million of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco’s cash dividend received in the first quarter of fiscal 2011 was $36,000, down 48 percent from the $69,000 cash dividend received in the same quarter of fiscal 2010.  In the first quarter of fiscal 2011, the Bank received a $1.2 million partial redemption of the FHLB – San Francisco’s excess capital stock.

Interest Expense:

For the Quarters Ended September 30, 2010 and 2009.  Total interest expense for the quarter ended September 30, 2010 was $6.1 million as compared to $9.3 million for the same period of fiscal 2010, a decrease of $3.2 million, or 34 percent.  This decrease was primarily attributable to a lower average cost of interest-bearing liabilities, particularly deposits, and a lower average balance of interest-bearing liabilities.  The average cost of interest-bearing liabilities was 1.94 percent during the quarter ended September 30, 2010, down 63 basis points from 2.57 percent during the same period of fiscal 2010, as a result of a decrease in time deposit balances.  The average balance of interest-bearing liabilities decreased $184.9 million, or 13 percent, to $1.25 billion during the first quarter of fiscal 2011 from $1.43 billion during the same period of fiscal 2010, as a result of decreases in time deposit balances and outstanding borrowings.

Interest expense on deposits for the quarter ended September 30, 2010 was $2.8 million as compared to $4.8 million for the same period of fiscal 2010, a decrease of $2.0 million, or 42 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and a lower average balance.  The average cost of deposits decreased to 1.20 percent during the quarter ended September 30, 2010 from 1.93 percent during the same quarter of fiscal 2010, a decrease of 73 basis points.  The decrease in the average cost of deposits was attributable primarily to new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with declining short-term market interest rates.  The average balance of deposits decreased $39.7 million to $937.8 million during the quarter ended September 30, 2010 from $977.5 million during the same period of fiscal 2010.  The decrease in the average balance was primarily attributable to a decrease in time deposits, partly offset by an increase in transaction (core) deposits.  Strategically, the Bank has been promoting core deposits and competing less aggressively for time deposits.  The increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the currently low interest rate environment.  The average balance of transaction deposits to total deposits in the first quarter of fiscal 2011 was 49 percent, compared to 38 percent in the same period of fiscal 2010.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the quarter ended September 30, 2010 decreased $1.2 million, or 27 percent, to $3.3 million from $4.5 million for the same period of fiscal 2010.  The decrease in interest expense on borrowings was the result of a lower average balance, partly offset by a higher average cost.  The average balance of borrowings decreased $145.1 million, or 32 percent, to $309.2 million during the quarter ended September 30, 2010 from $454.3 million during the same period of fiscal 2010, consistent with the Corporation’s short-term slightly deleveraging strategy.  The decrease in the average balance was due to scheduled maturities and prepayment of advances.  A total of $15.0 million of advances were prepaid in the first quarter of fiscal 2011 and a total of $102.0 million of advances were prepaid in fiscal 2010.  The average cost of borrowings increased to 4.19 percent for the quarter ended September 30, 2010 from 3.94 percent in the same quarter of fiscal 2010, an increase of 25 basis points.  The increase in average cost was due primarily to prepayment and maturities of lower costing advances.

The following table depicts the average balance sheets for the quarters ended September 30, 2010 and 2009, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	September 30, 2010			September 30, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,165,264	$ 15,561	5.34%	$ 1,284,747	$ 18,148	5.65%
Investment securities	33,905	241	2.84%	103,022	1,095	4.25%
FHLB – San Francisco stock	31,143	36	0.46%	33,023	69	0.84%
Interest-earning deposits	102,307	65	0.25%	84,610	54	0.26%

Total interest-earning assets	1,332,619	15,903	4.77%	1,505,402	19,366	5.15%

Non interest-earning assets	67,558			60,539

Total assets	$ 1,400,177			$ 1,565,941

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 258,003	305	0.47%	$ 202,209	326	0.64%
Savings accounts	204,597	340	0.66%	165,308	521	1.25%
Time deposits	475,174	2,184	1.82%	609,957	3,904	2.54%

Total deposits	937,774	2,829	1.20%	977,474	4,751	1.93%

Borrowings	309,150	3,262	4.19%	454,348	4,509	3.94%

Total interest-bearing liabilities	1,246,924	6,091	1.94%	1,431,822	9,260	2.57%

Non interest-bearing liabilities	23,249			20,615

Total liabilities	1,270,173			1,452,437

Stockholders’ equity	130,004			113,504
Total liabilities and stockholders’ equity
	$ 1,400,177			$ 1,565,941

Net interest income		$ 9,812			$ 10,106

Interest rate spread (3)			2.83%			2.58%
Net interest margin (4)			2.95%			2.69%
Ratio of average interest-earning assets to average interest-bearing liabilities

			106.87%			105.14%
Return (loss) on average assets			1.29%			(1.28)%
Return (loss) on average equity			13.93%			(17.68)%

(1) Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $140 and $97 for the quarters ended September 30, 2010 and 2009, respectively.
(2) Includes the average balance of non interest-bearing checking accounts of $52.8 million and $43.9 million during the quarters ended September 30, 2010 and 2009, respectively.
(3) Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarters ended September 30, 2010 and 2009, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended September 30, 2010 Compared
	To Quarter Ended September 30, 2009
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (992)	$ (1,688)	$ 93	$ (2,587)
Investment securities	(364)	(734)	244	(854)
FHLB – San Francisco stock	(31)	(4)	2	(33)
Interest-bearing deposits	(1)	12	-	11
Total net change in income on interest-earning assets
	(1,388)	(2,414)	339	(3,463)

Interest-bearing liabilities:
Checking and money market accounts	(87)	90	(24)	(21)
Savings accounts	(247)	124	(58)	(181)
Time deposits	(1,102)	(863)	245	(1,720)
Borrowings	286	(1,442)	(91)	(1,247)
Total net change in expense on interest-bearing liabilities
	(1,150)	(2,091)	72	(3,169)
Net (decrease) increase in net interest income
	$ (238)	$ (323)	$ 267	$ (294)

(1)  Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for Loan Losses:

For the Quarters Ended September 30, 2010 and 2009.  During the first quarter of fiscal 2011, the Corporation recorded a provision for loan losses of $877,000, compared to a provision for loan losses of $17.2 million during the same period of fiscal 2010.  The loan loss provision in the first quarter of fiscal 2011 was primarily attributable to loan classification downgrades ($2.3 million), partly offset by a decrease in loans held for investment ($1.4 million loan loss provision recovery).

The general loan loss allowance was determined through quantitative and qualitative adjustments including specific loan loss allowances in the loss experience analysis and to reflect the impact on loans held for investment resulting from the current general economic conditions of the U.S. and California economy such as the higher unemployment rates, lower retail sales, and declining home prices in California.  See related discussion on “Asset Quality” on page 31.

At September 30, 2010, the allowance for loan losses was $39.1 million, comprised of $24.2 million of general loan loss reserves and $14.9 million of specific loan loss reserves, in comparison to the allowance for loan losses of $43.5 million at June 30, 2010, comprised of $25.7 million of general loan loss reserves and $17.8 million of specific loan loss reserves.  The allowance for loan losses as a percentage of gross loans held for investment was 3.88 percent at September 30, 2010 compared to 4.14 percent at June 30, 2010.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.

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

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	Three Months Ended
	September 30,
(Dollars in Thousands)	2010	2009

Allowance at beginning of period	$ 43,501	$ 45,445

Provision for loan losses	877	17,206

Recoveries:
Mortgage loans:
Single-family	1	28
Construction	-	35
Total recoveries	1	63

Charge-offs:
Mortgage loans:
Single-family	(5,291)	(4,567)
Multi-family	-	(132)
Consumer loans	(2)	(2)
Total charge-offs	(5,293)	(4,701)

Net charge-offs	(5,292)	(4,638)
Allowance at end of period	$ 39,086	$ 58,013

Allowance for loan losses as a percentage of gross loans held for investment
	3.88%	4.97%

Net charge-offs as a percentage of average loans outstanding during the period
	1.82%	1.44%

Allowance for loan losses as a percentage of non-performing loans at the end of the period
	70.07%	67.83%

Non-Interest Income:

For the Quarters Ended September 30, 2010 and 2009.  Total non-interest income increased $3.3 million, or 47 percent, to $10.3 million during the quarter ended September 30, 2010 from $7.0 million during the same period of fiscal 2010.  The increase was primarily attributable to an increase in the gain on sale of loans, partly offset by a gain on sale of investment securities, which was realized in the first quarter of fiscal 2010 and not replicated in the first quarter of fiscal 2011, and a decrease in the net result of the sale and operations of real estate owned that was acquired in the settlement of loans.

The net gain on sale of loans increased $6.3 million, or 203 percent, to $9.4 million for the quarter ended September 30, 2010 from $3.1 million in the same quarter of fiscal 2010.  Total loans sold for the quarter ended September 30, 2010 were $590.8 million, an increase of $82.0 million or 16 percent, from $508.8 million for the same quarter last year.  The average loan sale margin for PBM during the first quarter of fiscal 2011 was 1.42 percent, up 83 basis points from 0.59 percent in the same period of fiscal 2010.  The gain on sale of loans for the first quarter of fiscal 2011 includes a $536,000 recourse provision on loans sold that are subject to repurchase, compared to a $1.2 million recourse provision in the comparable quarter last year.  The gain on sale of loans also includes a favorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a gain of $3.4 million, in the first quarter of fiscal 2011 as compared to an unfavorable fair-value adjustment, a loss of $(891,000), in the same period last year.  As of September 30, 2010, the fair value of derivative financial instruments was a gain of $10.2 million, compared to a gain of $6.8 million at June 30, 2010 and a gain of $3.0 million at September 30, 2009.  As of September 30, 2010, the total recourse reserve for loans sold that are subject to repurchase was $6.5 million, compared to $6.3 million at June 30, 2010 and $4.5 million at September 30, 2009.

Total loans originated for sale increased $157.9 million, or 32 percent, to $649.5 million in the first quarter of fiscal 2011 from $491.6 million during the same period last year.  The loan origination volumes were achieved as a result of favorable liquidity in the secondary mortgage markets particularly in FHA/VA, Fannie Mae and Freddie Mac loan products, and an increase in activity resulting from relatively low mortgage interest rates. The mortgage banking environment remains highly volatile as a result of the well-publicized weakness of the single-family real estate market.  In addition, purchases of mortgage-backed securities by the U.S. government have been curtailed and a tax credit for homebuyers expired on April 30, 2010.  It is too soon to determine the longer term impact to the mortgage and housing market as the U.S. government emergency actions are removed.

In the first quarter of fiscal 2010, a total of $55.0 million of investment securities, comprised of U.S. government sponsored enterprise MBS and U.S. government agency MBS, were sold for a net gain of $1.95 million, which was not replicated in the first quarter of fiscal 2011.

The net loss on sale and operations of real estate owned acquired in the settlement of loans was $(368,000) in the first quarter of fiscal 2011 compared to a net gain of $438,000 in the same quarter last year.  The decrease in the net results was primarily due to a lower net gain on sale of real estate owned and higher provision for losses on real estate owned.  Twenty-seven real estate owned properties were sold in the quarter ended September 30, 2010 as compared to 48 properties sold in the quarter ended September 30, 2009.  See the related discussion on “Asset Quality” on page 31.

Non-Interest Expense:

For the Quarters Ended September 30, 2010 and 2009.  Total non-interest expense in the quarter ended September 30, 2010 was $11.2 million, an increase of $2.6 million or 30 percent, as compared to $8.6 million in the same quarter of fiscal 2010.  The increase in non-interest expense was primarily the result of a significant increase in mortgage banking operating expenses, primarily attributable to higher loan originations.

Total salaries and employee benefits increased $2.5 million, or 51 percent, to $7.4 million in the first quarter of fiscal 2011 from $4.9 million in the same period of fiscal 2010.  The increase was primarily attributable to compensation incentives related to higher loan originations (refer to “Loan Volume Activities” on page 38 for details), partly offset by lower deferred compensation costs.

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

For the Quarters Ended September 30, 2010 and 2009.  The income tax provision was $3.5 million for the quarter ended September 30, 2010 as compared to an income tax benefit of $(3.6) million during the same period of fiscal 2010.  The effective income tax rate for the quarter ended September 30, 2010 was 43.8 percent as compared to 42.0 percent in the same quarter last year.  The increase in the effective income tax rate was primarily the result of a higher percentage of permanent tax differences relative to income or loss before taxes.  The Corporation believes that the effective income tax rate applied in the first quarter of fiscal 2011 reflects its current income tax obligations.

Asset Quality

Non-performing loans, consisting solely of non-accrual loans with collateral primarily located in Southern California, decreased to $55.8 million at September 30, 2010 from $58.8 million at June 30, 2010.  The non-performing loans at September 30, 2010 were primarily comprised of 155 single-family loans ($47.9 million); six multi-family loans ($6.1 million); five commercial real estate loans ($1.4 million); one construction loan ($250,000); and two commercial business loans ($180,000).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed impaired.

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

As of September 30, 2010, restructured loans decreased to $47.3 million from $60.0 million at June 30, 2010.  At September 30, 2010 and June 30, 2010, $25.0 million and $23.6 million, respectively, of these restructured loans were classified as non-performing.  As of September 30, 2010, 81 percent, or $38.5 million, of the restructured loans have a current payment status; this compares to 81 percent, or $48.7 million of restructured loans that had a current payment status as of June 30, 2010.

The non-performing loans as a percentage of loans held for investment decreased to 5.76 percent at September 30, 2010 from 5.84 percent at June 30, 2010.  Real estate owned was $16.9 million (84 properties) at September 30, 2010, an increase of $2.2 million or 15 percent from $14.7 million (77 properties) at June 30, 2010.  The Bank has not suspended foreclosures or found it necessary to complete a review of our foreclosure process because, to date, the Bank has not been in a situation where our foreclosure documentation, process or legal standing has been challenged by a court.  The Bank maintains the original promissory note and deed of trust for loans held for investment and for those loans serviced for others.  As a result, the Bank does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, as a percentage of total assets decreased to 5.23 percent at September 30, 2010 from 5.25 percent at June 30, 2010.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.

During the first quarter of fiscal 2011, the Bank did not repurchase any loans from investors as compared to $135,000 repurchased in the same period last year, fulfilling certain recourse/repurchase covenants in the respective loan sale agreements, although some repurchase requests were settled that did not result in the repurchase of the loan itself.  The primary reasons for the repurchase requests settled during the quarter were borrower fraud, undisclosed liabilities on borrower applications, documentation and verification disputes and appraisal disputes.  As of September 30, 2010, the total recourse reserve for loans sold that are subject to repurchase was $6.5 million, compared to $6.3 million at June 30, 2010 and $4.5 million at September 30, 2009.  The Bank settled more loan repurchase claims in the 12 months ending September 30, 2010 in comparison to the 12 months ending September 30, 2009, which resulted in an increase to the loss experience ratio requiring a higher recourse reserve.  The Bank has implemented tighter underwriting standards to reduce this problem, including higher credit scores, generally lower debt-to-income ratios, and verification of income and assets, among other criteria.  Despite management’s diligent estimate of the recourse reserve, the Bank may still have risks and uncertainties associated with potentially higher loan repurchase claims from investors, primarily those related to loans originated and sold prior to the recent decline in real estate values.  The following table shows the summary of the recourse liability for the quarters ended September 30, 2010 and 2009:

(In Thousands)	September 30, 2010	September 30, 2009
Balance, beginning of year	$ 6,335	$ 3,406
Provision	536	1,189
Net settlements in lieu of loan repurchases	(373)	(139)
Balance, end of the year	$ 6,498	$ 4,456

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located.  If real estate values continue to decline further from the levels described in the following tables (which were calculated at the time of loan origination), the value of real estate collateral securing the Corporation’s loans could be significantly reduced.  The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  The Corporation generally does not update the loan-to-value ratio (“LTV”) on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower (in which case specific loan valuation allowances are established, if required).  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following tables may be understated in comparison to their current LTV ratios as a result of their year of origination, the subsequent general decline in real estate values that may have occurred and the specific location of the individual properties.  The Corporation cannot quantify the current LTVs of its loans held for investment nor quantify the impact the decline in real estate values has had to the current LTVs of its loans held for investment by loan type, geography, or other subsets.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of September 30, 2010:

		Weighted-	Weighted-	Weighted-
	Outstanding	Average	Average	Average
(Dollars In Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 275,719	736	73%	4.09 years
Stated income (5)	$ 286,292	731	72%	4.76 years
FICO less than or equal to 660	$ 16,859	641	69%	5.60 years
Over 30-year amortization	$ 20,071	739	68%	5.03 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $34.0 million of “Interest only,” $38.7 million of “Stated income,” $4.7 million of “FICO less than or equal to 660,” and $1.4 million of “Over 30-year amortization” balances were non-performing.

(2)
The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party.  A higher FICO score indicates a greater degree of creditworthiness.  Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower.

(3)	Loan-to-value (“LTV”) is the ratio calculated by dividing the current loan balance by the lower of original appraised value or purchase price of the real estate collateral.
(4)	Seasoning describes the number of years since the funding date of the loan.
(5)	Stated income is defined as borrower stated income on his/her loan application which is not subject to verification during the loan origination process.

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2010:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$ 5,952	33%	-%
Fully amortize between 1 year and 5 years	22,081	23%	-%
Fully amortize after 5 years	247,686	11%	1%
Total	$ 275,719	12%	1%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of September 30, 2010:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$ 207,885	14%	-%
Interest rate reset between 1 year and 5 years	78,349	11%	3%
Interest rate reset after 5 years	58	-%	-%
Total	$ 286,292	14%	1%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of interest rates on adjustable rate mortgage loans (primarily interest only single-family loans) to a fully-amortizing status has not created a payment shock for most of the Bank’s borrowers primarily because the loans are repricing at a 2.75% margin over six-month LIBOR which has resulted in a lower interest rate than the borrowers pre-adjustment interest rate.  Management expects that the economic recovery will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future.  The higher delinquency levels experienced by the Bank during fiscal 2010 and the first three months of fiscal 2011 were primarily due to higher unemployment, the recession and the decline in real estate values, particularly in Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at September 30, 2010:

	Calendar Year of Origination
	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	YTD 2010	Total
Loan balance (in thousands)	$12,797	$22,287	$77,537	$169,476	$141,489	$86,611	$37,945	$1,598	$799	$550,539
Weighted-average LTV (1)	51%	69%	74%	72%	71%	72%	75%	58%	72%	72%
Weighted-average age (in years)	14.35	7.10	6.05	5.19	4.20	3.22	2.49	1.36	0.29	4.83
Weighted-average FICO (2)	696	721	722	731	742	733	743	750	731	733
Number of loans	141	88	236	441	316	166	69	6	2	1,465

Geographic breakdown (%)
Inland Empire	36%	40%	30%	30%	29%	29%	28%	100%	100%	30%
Southern California (3)	58%	56%	64%	62%	52%	40%	43%	-%	-%	55%
Other California (4)	4%	4%	5%	7%	17%	30%	29%	-%	-%	14%
Other States	2%	-%	1%	1%	2%	1%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at September 30, 2010:

	Calendar Year of Origination
	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	YTD 2010	Total
Loan balance (in thousands)	$5,993	$13,579	$40,832	$55,506	$99,080	$100,257	$16,219	$ -	$977	$332,443
Weighted-average LTV (1)	39%	54%	51%	53%	56%	56%	51%	-%	70%	54%
Weighted-average DCR (2)	1.89x	1.49x	1.47x	1.28x	1.27x	1.25x	1.39x	-x	1.33x	1.31x
Weighted-average age (in years)	10.28	7.18	6.27	5.25	4.28	3.23	2.44	-	0.42	4.49
Weighted-average FICO (3)	740	708	711	708	712	701	755	-	715	712
Number of loans	14	29	56	90	111	121	22	-	4	447

Geographic breakdown (%)
Inland Empire	35%	7%	21%	7%	12%	3%	9%	-%	-%	10%
Southern California (4)	65%	83%	75%	66%	59%	83%	89%	-%	33%	72%
Other California (5)	-%	10%	3%	26%	26%	14%	2%	-%	67%	17%
Other States	-%	-%	1%	1%	3%	-%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	-%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral.
(2)	Debt Coverage Ratio (“DCR”) at time of origination.
(3)	At time of loan origination.
(4)	Other than the Inland Empire.
(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2010:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 171,893	4%	-%	8%
Interest rate reset or mature between 1 year and 5 years	124,084	-%	-%	4%
Interest rate reset or mature after 5 years	36,466	-%	-%	14%
Total	$ 332,443	2%	-%	7%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at September 30, 2010:

	Calendar Year of Origination
	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	YTD 2010	Total (5) (6)
Loan balance (in thousands)	$9,252	$12,560	$10,656	$16,575	$21,117	$20,858	$6,257	$11,251	$756	$109,282
Weighted-average LTV (1)	47%	45%	53%	48%	57%	54%	37%	59%	41%	51%
Weighted-average DCR (2)	1.44x	1.64x	2.33x	2.14x	2.39x	2.37x	1.74x	1.05x	0.98x	1.99x
Weighted-average age (in years)	10.47	7.26	6.22	5.21	4.17	3.25	2.43	1.25	0.21	4.81
Weighted-average FICO (2)	735	729	713	699	719	715	756	722	705	718
Number of loans	15	21	19	22	24	23	10	5	5	144

Geographic breakdown (%):
Inland Empire	90%	52%	53%	66%	22%	43%	7%	86%	70%	51%
Southern California (3)	9%	48%	47%	34%	77%	48%	93%	-%	30%	45%
Other California (4)	1%	-%	-%	-%	1%	9%	-%	-%	-%	2%
Other States	-%	-%	-%	-%	-%	-%	-%	14%	-%	2%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.
(5)
Comprised of the following: $28.1 million in Retail; $26.6 million in Office; $10.5 million in Light Industrial/Manufacturing; $10.4 million in Medical/Dental Office; $9.3 million in Mixed Use; $5.8 million in Warehouse; $3.6 million in Restaurant/Fast Food; $3.5 million in
Mini-Storage; $3.1 million in Research and Development; $2.6 million in Mobile Home Park; $2.1 million in School; $1.9 million in Hotel and Motel; $1.1 million in Automotive – Non Gasoline; and $717,000 in Other.

(6)	Consisting of $70.5 million or 64.5% in investment properties and $38.8 million or 35.5% in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of September 30, 2010:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 54,133	2%	-%	24%
Interest rate reset or mature between 1 year and 5 years	39,620	1%	-%	11%
Interest rate reset or mature after 5 years	15,529	-%	-%	60%
Total	$ 109,282	1%	-%	25%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of specific loan loss reserves at the dates indicated:

	At September 30,	At June 30,
	2010	2010
(Dollars In Thousands)

Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$ 26,640	$ 30,129
Multi-family	3,440	3,945
Commercial real estate	377	725
Construction	250	350
Commercial business loans	37	-
Consumer loans	-	1
Total	30,744	35,150

Accruing loans past due 90 days or more	-	-

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	21,267	19,522
Multi-family	2,631	2,541
Commercial real estate	1,000	1,003
Commercial business loans	143	567
Total	25,041	23,633

Total non-performing loans	55,785	58,783

Real estate owned, net	16,937	14,667
Total non-performing assets	$ 72,722	$ 73,450

Restructured loans on accrual status:
Mortgage loans:
Single-family	$ 19,044	$ 33,212
Commercial real estate	1,832	1,832
Other	1,292	1,292
Commercial business loans	96	-
Total	$ 22,264	$ 36,336

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	5.76%	5.84%

Non-performing loans as a percentage of total assets	4.02%	4.20%

Non-performing assets as a percentage of total assets	5.23%	5.25%

The following table describes the non-performing loans by the calendar year of origination as of September 30, 2010:

	Calendar Year of Origination
(Dollars In Thousands)	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	YTD 2010	Total
Mortgage loans:
Single-family	$ 93	$ 360	$ 6,690	$ 18,497	$ 11,251	$ 7,504	$ 3,427	$ 85	$ -	$ 47,907
Multi-family	-	-	-	1,920	4,151	-	-	-	-	6,071
Commercial real estate	-	-	-	660	340	339	-	-	38	1,377
Construction	-	-	-	-	-	250	-	-	-	250
Commercial business loans	-	-	-	-	-	-	-	143	37	180
Total	$ 93	$ 360	$ 6,690	$ 21,077	$ 15,742	$ 8,093	$ 3,427	$ 228	$ 75	$ 55,785

The following table describes the non-performing loans by the geographic location as of September 30, 2010:

(Dollars In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$ 12,956	$ 27,463	$ 6,430	$ 1,058	$ 47,907
Multi-family	752	1,920	3,399	-	6,071
Commercial real estate	1,000	377	-	-	1,377
Construction	-	250	-	-	250
Commercial business loans	-	180	-	-	180
Total	$ 14,708	$ 30,190	$ 9,829	$ 1,058	$ 55,785

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

For the quarter ended September 30, 2010, 21 loans for $9.4 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans.  As of September 30, 2010, the outstanding balance of restructured loans was $47.3 million:  42 were classified as pass and remain on accrual status ($18.2 million); five were classified as special mention and remain on accrual status ($3.6 million); 64 were classified as substandard ($25.5 million, with 63 of the 64 loans or $25.0 million on non-accrual status); and two were classified as loss and fully reserved on non-accrual status.

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

During the quarter ended September 30, 2010, 34 properties were acquired in the settlement of loans, while 27 previously foreclosed upon properties were sold.  As of September 30, 2010, real estate owned was comprised of 84 properties with a net fair value of $16.9 million, primarily located in Southern California.  This compares to 77 real estate owned properties, primarily located in Southern California, with a net fair value of $14.7 million at June 30, 2010.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of the appraised value or the listing price of the property, net of disposition costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation reflects costs to carry real estate owned as real estate operating expenses as incurred.

The following table summarizes classified assets, which is comprised of classified loans and real estate owned at the dates indicated:

	At September 30, 2010		At June 30, 2010
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$ 5,817	14	$ 8,246	26
Multi-family	2,813	2	2,823	2
Commercial real estate	8,854	7	8,062	6
Other	1,292	1	1,292	1
Commercial business loans	157	2	75	1
Total special mention loans	18,933	26	20,498	36

Substandard loans:
Mortgage loans:
Single-family	49,749	162	50,562	171
Multi-family	6,405	7	6,960	7
Commercial real estate	1,652	6	2,005	6
Construction	250	1	350	1
Commercial business loans	233	4	567	3
Total substandard loans	58,289	180	60,444	188

Total classified loans	77,222	206	80,942	224

Real estate owned:
Single-family	15,098	56	13,574	49
Multi-family	986	1	193	1
Commercial real estate	377	1	424	1
Other	476	26	476	26
Total real estate owned	16,937	84	14,667	77

Total classified assets	$ 94,159	290	$ 95,609	301

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated and sold (in thousands):

	For the Quarters Ended
	September 30,
	2010	2009
Loans originated for sale:
Retail originations	$ 233,739	$ 89,675
Wholesale originations	415,732	401,900
Total loans originated for sale (1)	649,471	491,575

Loans sold:
Servicing released	(590,589)	(508,789)
Servicing retained	(185)	-
Total loans sold (2)	(590,774)	(508,789)

Loans originated for investment:
Mortgage loans:
Single-family	-	105
Multi-family	140	-
Commercial real estate	439	-
Total loans originated for investment (3)	579	105

Mortgage loan principal repayments	(28,103)	(33,343)
Real estate acquired in the settlement of loans	(14,975)	(11,847)
Increase (decrease) in other items, net (4)	4,713	(10,651)

Net increase (decrease) in loans held for investment, loans held for sale at fair value and loans held for sale at lower of cost or market	$ 20,911	$ (72,950)

(1)	Includes PBM loans originated for sale during the first quarter of fiscal 2011 and 2010 totaling $649.5 million and $491.6 million, respectively.
(2)	Includes PBM loans sold during the first quarter of fiscal 2011 and 2010 totaling $590.2 million and $508.8 million, respectively.
(3)	Includes PBM loans originated for investment during the first quarter of fiscal 2011 and 2010 totaling $0 and $5, respectively.
(4)	Includes net changes in undisbursed loan funds, deferred loan fees or costs, allowance for loan losses and fair value of loans held for sale.

Loans that the Bank has originated for sale are primarily sold on a servicing released basis.  Clear ownership is conveyed to the investor by endorsing the original note in favor of the investor; transferring the servicing to a new servicer consistent with investor instructions; communicating the servicing transfer to the borrower as required by law; and shipping the original loan file and collateral instruments to the investor contemporaneous with receiving the cash proceeds from the sale of the loan.  Additionally, the Bank registers the change of ownership in MERS as required by the contractual terms of the loan sale agreement but does not believe that doing so clouds ownership since the steps previously described have also been taken.  Also, the Bank retains an imaged copy of the entire loan file and collateral instruments as an abundance of caution in the event questions arise that can only be answered by reviewing the loan file.  Additionally, the Bank does not originate or sponsor mortgage-backed securities.

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

The primary investing activity of the Bank is the origination and purchase of loans held for investment.  During the first three months of fiscal 2011 and 2010, the Bank originated $650.1 million and $491.7 million of loans, respectively.  The Bank did not purchase any loans from other financial institutions in the first three months of fiscal 2011 and 2010.  The total loans sold in the first three months of fiscal 2011 and 2010 were $590.8 million and $508.8 million, respectively.  At September 30, 2010, the Bank had loan origination commitments totaling $170.0 million and undisbursed lines of credit totaling $5.9 million.  The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

The Bank’s primary financing activity is gathering deposits.  During the first three months of fiscal 2011, the net decrease in deposits was $685,000 in comparison to a net decrease in deposits of $57.3 million during the same period in fiscal 2010.  During the first quarter of fiscal 2010, the Bank prepaid and did not renew deposits from a single depositor with an aggregate balance of $83.0 million in time deposits, consistent with the Bank’s strategy to deleverage the balance sheet.  On September 30, 2010, time deposits that are scheduled to mature in one year or less were $250.9 million.  Historically, the Bank has been able to retain a significant amount of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At September 30, 2010, total cash and cash equivalents were $67.4 million, or 4.85 percent of total assets.    Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may continue to rely on FHLB – San Francisco advances for part of its liquidity needs.  As of September 30, 2010, the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $179.0 million and the remaining unused collateral was $317.9 million.  In addition, the Bank has secured a $16.6 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $17.4 million.  As of September 30, 2010, there was no outstanding borrowing under this facility.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2002, the regulation still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended September 30, 2010 increased to 31.6 percent from 26.3 percent during the quarter ended June 30, 2010.  The relatively high level of liquidity is consistent with the Corporation’s strategy to mitigate liquidity risk during this period of economic uncertainty.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements.  Under the OTS prompt corrective action provisions, a minimum ratio of 1.5 percent for Tangible Capital is required to be deemed other than “critically undercapitalized,” while a minimum of 5.0 percent for Core Capital, 10.0 percent for Total Risk-Based Capital and 6.0 percent for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of September 30, 2010, the Bank exceeded all regulatory capital requirements to be deemed “well capitalized.”  The Bank’s actual and required capital amounts and ratios as of September 30, 2010 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 128,371	9.25%
Requirement	27,770	2.00

Excess over requirement	$ 100,601	7.25%

Core capital	$ 128,371	9.25%
Requirement to be “Well Capitalized”	69,425	5.00

Excess over requirement	$ 58,946	4.25%

Total risk-based capital	$ 137,827	13.96%
Requirement to be “Well Capitalized”	98,745	10.00

Excess over requirement	$ 39,082	3.96%

Tier 1 risk-based capital	$ 125,338	12.69%
Requirement to be “Well Capitalized”	59,247	6.00

Excess over requirement	$ 66,091	6.69%

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal and state regulation.  The Corporation paid $114,000 of cash dividends to its shareholders in the first three months of fiscal 2011.

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale agreements to third parties and put option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying condensed consolidated statements of financial condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  For a discussion on commitments and derivative financial instruments, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on page 10.

Supplemental Information

	At	At	At
	September 30,	June 30,	September 30,
	2010	2010	2009

Loans serviced for others (in thousands)	$ 125,187	$ 134,747	$ 151,186

Book value per share	$ 11.61	$ 11.20	$ 17.51

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

The following table is derived from the OTS interest rate risk model and represents the NPV based on the indicated changes in interest rates as of September 30, 2010 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 105,107	$ (50,850)	$ 1,382,090	7.60%	-323 bp
+200 bp	$ 126,427	$ (29,530)	$ 1,405,121	9.00%	-184 bp
+100 bp	$ 141,767	$ (14,190)	$ 1,422,485	9.97%	-87 bp
0 bp	$ 155,957	$ -	$ 1,438,843	10.84%	-
-100 bp	$ 164,586	$ 8,629	$ 1,449,918	11.35%	+51 bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change in comparison to the NPV at September 30, 2010 (“base case”).
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the OTS interest rate risk model, the OTS interest rate risk regulatory guidelines, and represents the change in the NPV at a +200 basis point rate shock at September 30, 2010 and a -100 basis point rate shock at June 30, 2010.

	At September 30, 2010		At June 30, 2010
	(+200 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV ratio: NPV as a % of PV Assets	10.84%		10.81%
Post-Shock NPV ratio: NPV as a % of PV Assets	9.00%		10.47%
Sensitivity Measure: Change in NPV Ratio	184	bp	34	bp
TB 13a Level of Risk	Minimal		Minimal

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 200, plus 100 and minus 100 basis points.  The following table describes the results of the analysis at September 30, 2010 and June 30, 2010.

At September 30, 2010		At June 30, 2010
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	+26.47%	+200 bp	+21.80%
+100 bp	+16.36%	+100 bp	+14.52%
-100 bp	-11.81%	-100 bp	-16.60%

At September 30, 2010 the Bank was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.  At June 30, 2010, the Bank was also asset sensitive, as its interest-earning assets are expected to reprice more quickly during the subsequent 12-month period than its interest-bearing liabilities.  Therefore, in a rising interest rate environment, the model also projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2010 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation’s financial position or results of operations.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors previously disclosed in Part I, Item IA of our Annual Report of Form 10-K for the year ended June 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2010, the Corporation did not purchase any equity securities and did not sell any securities that were not registered under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibits:

3.1	Certificate of Incorporation, as amended, of Provident Financial Holdings, Inc.

3.2	Bylaws of Provident Financial Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Corporation’s Form 8-K dated October 26, 2007).

10.1	Employment Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated December 19, 2005)

10.2	Post-Retirement Compensation Agreement with Craig G. Blunden (Incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated December 19, 2005)

10.3	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Corporation’s proxy statement dated December 12, 1996)

10.4	1996 Management Recognition Plan (incorporated by reference to Exhibit B to the Corporation’s proxy statement dated December 12, 1996)

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

10.13	Post-Retirement Compensation Agreement with Donavon P. Ternes (Incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated July 7, 2009)

14	Code of Ethics for the Corporation’s directors, officers and employees (incorporated by reference to Exhibit 14 in the Corporation’s Annual Report on Form 10-K dated September 12, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provident Financial Holdings, Inc.

November 9, 2010	/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2010	/s/ Donavon P. Ternes
Donavon P. Ternes
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1	Certificate of Incorporation, as amended, of Provident Financial Holdings, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002