Form 10-Q
period 2010-12-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2011-02-09
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ Ö ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ……………………..... December 31, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      .     No   X  .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of February 3, 2011
Common stock, $ 0.01 par value, per share	11,407,454 shares

PROVIDENT FINANCIAL HOLDINGS, INC.

Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of December 31, 2010 and June 30, 2010	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Six Months Ended December 31, 2010 and 2009	2
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Six Months Ended December 31, 2010 and 2009	3
	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended December 31, 2010 and 2009	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	28
	Safe-Harbor Statement	29
	Critical Accounting Policies	29
	Executive Summary and Operating Strategy	31
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	33
	Comparison of Financial Condition at December 31, 2010 and June 30, 2010	33
	Comparison of Operating Results
	for the Quarters and Six Months Ended December 31, 2010 and 2009	34
	Asset Quality	44
	Loan Volume Activities	53
	Liquidity and Capital Resources	54
	Commitments and Derivative Financial Instruments	55
	Supplemental Information	55

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	56

ITEM 4 -	Controls and Procedures	58

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	58
ITEM 1A -	Risk Factors	58
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	58
ITEM 3 -	Defaults Upon Senior Securities	59
ITEM 4 -	(Removed and Reserved)	59
ITEM 5 -	Other Information	59
ITEM 6 -	Exhibits	59

SIGNATURES		60

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands

	December 31,	June 30,
	2010	2010
Assets
Cash and cash equivalents	$ 153,691	$ 96,201
Investment securities – available for sale, at fair value	31,104	35,003
Loans held for investment, net of allowance for loan losses of
$36,925 and $43,501, respectively	932,199	1,006,260
Loans held for sale, at fair value	152,061	170,255
Accrued interest receivable	4,133	4,643
Real estate owned, net	13,470	14,667
Federal Home Loan Bank (“FHLB”) – San Francisco stock	29,349	31,795
Premises and equipment, net	5,830	5,841
Prepaid expenses and other assets	36,249	34,736

Total assets	$ 1,358,086	$ 1,399,401

Liabilities and Stockholders’ Equity

Commitments and Contingencies

Liabilities:
Non interest-bearing deposits	$ 45,475	$ 52,230
Interest-bearing deposits	881,105	880,703
Total deposits	926,580	932,933

Borrowings	271,623	309,647
Accounts payable, accrued interest and other liabilities	23,092	29,077
Total liabilities	1,221,295	1,271,657

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (40,000,000 shares authorized; 17,610,865 shares issued; 11,407,454 and 11,406,654 shares outstanding, respectively)

	176	176
Additional paid-in capital	86,146	85,663
Retained earnings	143,939	135,383
Treasury stock at cost (6,203,411 and 6,204,211 shares, respectively)
	(93,942)	(93,942)
Unearned stock compensation	(68)	(203)
Accumulated other comprehensive income, net of tax	540	667

Total stockholders’ equity	136,791	127,744

Total liabilities and stockholders’ equity	$ 1,358,086	$ 1,399,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarter Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009
Interest income:
Loans receivable, net	$ 14,888	$ 17,126	$ 30,449	$ 35,274
Investment securities	217	463	458	1,558
FHLB – San Francisco stock	30	-	66	69
Interest-earning deposits	65	66	130	120
Total interest income	15,200	17,655	31,103	37,021

Interest expense:
Checking and money market deposits	271	364	576	690
Savings deposits	287	503	627	1,024
Time deposits	2,051	3,196	4,235	7,100
Borrowings	2,883	4,015	6,145	8,524
Total interest expense	5,492	8,078	11,583	17,338

Net interest income, before provision for loan losses	9,708	9,577	19,520	19,683
Provision for loan losses	1,048	2,315	1,925	19,521
Net interest income, after provision for loan losses	8,660	7,262	17,595	162

Non-interest income:
Loan servicing and other fees	275	183	399	418
Gain on sale of loans, net	9,332	5,230	18,779	8,373
Deposit account fees	671	705	1,300	1,468
Gain on sale of investment securities, net	-	341	-	2,290
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(690)	(249)	(1,058)	189
Other	509	478	1,012	956
Total non-interest income	10,097	6,688	20,432	13,694

Non-interest expense:
Salaries and employee benefits	7,565	5,853	14,942	10,783
Premises and occupancy	804	754	1,624	1,542
Equipment	378	334	703	691
Professional expenses	418	366	801	753
Sales and marketing expenses	160	148	294	260
Deposit insurance premiums and regulatory assessments	664	957	1,345	1,673
Other	1,353	1,159	2,843	2,420
Total non-interest expense	11,342	9,571	22,552	18,122

Income (loss) before income taxes	7,415	4,379	15,475	(4,266)
Provision (benefit) for income taxes	3,160	1,821	6,691	(1,808)
Net income (loss)	$ 4,255	$ 2,558	$ 8,784	$ (2,458)

Basic earnings (loss) per share	$ 0.37	$ 0.37	$ 0.77	$ (0.38)
Diluted earnings (loss) per share	$ 0.37	$ 0.37	$ 0.77	$ (0.38)
Cash dividends per share	$ 0.01	$ 0.01	$ 0.02	$ 0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Quarters Ended December 31, 2010 and 2009

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at October 1, 2010	11,407,454	$ 176	$ 85,918	$ 139,798	$ (93,942)	$ (135)	$ 654	$ 132,469

Comprehensive income:
Net income				4,255				4,255
Change in unrealized holding loss on securities available for sale, net of reclassification of $0 of net gain included in net income							(114)	(114)
Total comprehensive income								4,141

Amortization of restricted stock			99					99
Stock options expense			96					96
Allocations of contribution to ESOP (1)			33			67		100
Cash dividends				(114)				(114)

Balance at December 31, 2010	11,407,454	$ 176	$ 86,146	$ 143,939	$ (93,942)	$ (68)	$ 540	$ 136,791

(1)	Employee Stock Ownership Plan (“ESOP”).

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at October 1, 2009	6,220,454	$ 124	$ 72,978	$ 129,542	$ (93,942)	$ (406)	$ 607	$ 108,903

Comprehensive income:
Net income				2,558				2,558
Change in unrealized holding loss on investment securities available for sale, net of reclassification of $198 of net gain included in net income							(20)	(20)
Total comprehensive income								2,538

Common stock issuance, net of expenses	5,175,000	52	11,907					11,959
Amortization of restricted stock			105					105
Stock options expense			110					110
Allocations of contribution to ESOP			11			68		79
Cash dividends				(62)				(62)

Balance at December 31, 2009	11,395,454	$ 176	$ 85,111	$ 132,038	$ (93,942)	$ (338)	$ 587	$ 123,632

                The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Six Months Ended December 31, 2010 and 2009

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2010	11,406,654	$ 176	$ 85,663	$ 135,383	$ (93,942)	$ (203)	$ 667	$ 127,744

Comprehensive income:
Net income				8,784				8,784
Change in unrealized holding loss on investment securities available for sale, net of reclassification of $0 of net gain included in net income							(127)	(127)
Total comprehensive income								8,657

Distribution of restricted stock	800
Amortization of restricted stock			202					202
Stock options expense			231					231
Allocations of contribution to ESOP			50			135		185
Cash dividends				(228)				(228)

Balance at December 31, 2010	11,407,454	$ 176	$ 86,146	$ 143,939	$ (93,942)	$ (68)	$ 540	$ 136,791

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2009	6,219,654	$ 124	$ 72,709	$ 134,620	$ (93,942)	$ (473)	$ 1,872	$ 114,910

Comprehensive loss:
Net loss				(2,458)				(2,458)
Change in unrealized holding loss on investment securities available for sale, net of reclassification of $1.3 million of net gain included in net loss							(1,285)	(1,285)
Total comprehensive loss								(3,743)

Common stock issuance, net of expenses	5,175,000	52	11,907					11,959
Distribution of restricted stock	800
Amortization of restricted stock			211					211
Stock options expense			227					227
Allocations of contribution to ESOP			57			135		192
Cash dividends				(124)				(124)

Balance at December 31, 2009	11,395,454	$ 176	$ 85,111	$ 132,038	$ (93,942)	$ (338)	$ 587	$ 123,632

                The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)
	Six Months Ended December 31,

	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 8,784	$ (2,458)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	732	832
Provision for loan losses	1,925	19,521
Provision for losses on real estate owned	446	411
Gain on sale of loans, net	(18,779)	(8,373)
Gain on sale of investment securities, net	-	(2,290)
Gain on sale of real estate owned, net	(488)	(1,572)
Stock-based compensation	433	438
ESOP expense	184	189
Decrease (increase) in current and deferred income taxes	1,682	(3,042)
Increase in cash surrender value of the bank owned life insurance	(101)	(100)
Increase (decrease) in accounts payable and other liabilities	580	(3,029)
Decrease (increase) in prepaid expenses and other assets	2,692	(8,624)
Loans originated for sale	(1,270,013)	(956,550)
Proceeds from sale of loans	1,295,963	976,065
Net cash provided by operating activities	24,040	11,418

Cash flows from investing activities:
Decrease in loans held for investment, net	52,588	58,088
Principal payments from investment securities available for sale	3,725	17,260
Proceeds from sale of investment securities available for sale	-	67,778
Redemption of FHLB – San Francisco stock	2,446	-
Purchase of bank owned life insurance	-	(2,000)
Proceeds from sale of real estate owned	19,685	25,018
Purchase of premises and equipment	(390)	(121)
Net cash provided by investing activities	78,054	166,023

Cash flows from financing activities:
Decrease in deposits, net	(6,353)	(52,592)
Proceeds from long-term borrowings	10,000	-
Repayments of long-term borrowings	(48,024)	(122,022)
ESOP loan payment	1	3
Cash dividends	(228)	(124)
Proceeds from issuance of common stock	-	11,959
Net cash used for financing activities	(44,604)	(162,776)

Net increase in cash and cash equivalents	57,490	14,665
Cash and cash equivalents at beginning of period	96,201	56,903
Cash and cash equivalents at end of period	$ 153,691	$ 71,568
Supplemental information:
Cash paid for interest	$ 11,885	$ 17,629
Cash paid for income taxes	$ 5,005	$ 125
Real estate acquired in the settlement of loans	$ 25,533	$ 26,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statements of financial condition at June 30, 2010 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2010.  The results of operations for the quarter and six months ended December 31, 2010 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2011.

Note 2: Accounting Standard Updates (“ASU”)

Financial Accounting Standards Board (“FASB”) ASU 2010-20:
In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU requires additional disclosures that facilitate financial statement users’ evaluation of the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings (“TDR”) that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. These disclosures as of the end of a reporting period are originally scheduled to be effective for interim and annual reporting periods ending on or after December 15, 2010; however, it is currently deferred until the FASB finalizes its project on determining what constitutes a TDR for a creditor.  The Corporation does not expect ASU 2010-20 to have a material effect on its consolidated financial statements.

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

As of December 31, 2010 and 2009, there were outstanding options to purchase 837,700 shares and 905,200 shares of the Corporation’s common stock, respectively, of which 656,700 shares and 905,200 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.  As of December 31, 2010 and 2009, there were outstanding unvested restricted stock of 123,500 shares and 135,500 shares, respectively, of which 24,000 shares and 135,500 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the quarters and six months ended December 31, 2010 and 2009, respectively.

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
(In Thousands, Except Earnings (Loss) Per Share)
	2010	2009	2010	2009
Numerator:
Net income (loss) – numerator for basic earnings (loss) per share and diluted earnings (loss) per share - available to common stockholders	$ 4,255	$ 2,558	$ 8,784	$ (2,458)

Denominator:
Denominator for basic earnings (loss) per share: Weighted-average shares
	11,377	6,976	11,369	6,545

Effect of dilutive securities	10	-	5	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted-average shares and assumed conversions	11,387	6,976	11,374	6,545

Basic earnings (loss) per share	$ 0.37	$ 0.37	$ 0.77	$ (0.38)
Diluted earnings (loss) per share	$ 0.37	$ 0.37	$ 0.77	$ (0.38)

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters ended December 31, 2010 and 2009, respectively (in thousands).

	For the Quarter Ended December 31, 2010
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, before provision for loan losses	$ 8,619	$ 1,089	$ 9,708
Provision for loan losses	677	371	1,048
Net interest income, after provision for loan losses	7,942	718	8,660

Non-interest income:
Loan servicing and other fees	263	12	275
Gain on sale of loans, net	10	9,322	9,332
Deposit account fees	671	-	671
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(644)	(46)	(690)
Other	508	1	509
Total non-interest income	808	9,289	10,097

Non-interest expense:
Salaries and employee benefits	3,277	4,288	7,565
Premises and occupancy	546	258	804
Operating and administrative expenses	1,584	1,389	2,973
Total non-interest expense	5,407	5,935	11,342
Income before income taxes	3,343	4,072	7,415
Provision for income taxes	1,448	1,712	3,160
Net income	$ 1,895	$ 2,360	$ 4,255
Total assets, end of period	$ 1,203,862	$ 154,224	$ 1,358,086

	For the Quarter Ended December 31, 2009
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, before provision for loan losses	$ 8,787	$ 790	$ 9,577
Provision (recovery) for loan losses	2,489	(174)	2,315
Net interest income, after provision for loan losses	6,298	964	7,262

Non-interest income:
Loan servicing and other fees	165	18	183
Gain on sale of loans, net	6	5,224	5,230
Deposit account fees	705	-	705
Gain on sale of investment securities	341	-	341
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(285)	36	(249)
Other	478	-	478
Total non-interest income	1,410	5,278	6,688

Non-interest expense:
Salaries and employee benefits	3,279	2,574	5,853
Premises and occupancy	579	175	754
Operating and administrative expenses	1,890	1,074	2,964
Total non-interest expense	5,748	3,823	9,571
Income before income taxes	1,960	2,419	4,379
Provision for income taxes	804	1,017	1,821
Net income	$ 1,156	$ 1,402	$ 2,558
Total assets, end of period	$ 1,275,402	$ 139,236	$ 1,414,638

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the six months ended December 31, 2010 and 2009, respectively (in thousands).

	For the Six Months Ended December 31, 2010
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, before provision for loan losses	$ 17,324	$ 2,196	$ 19,520
Provision for loan losses	1,193	732	1,925
Net interest income, after provision for loan losses	16,131	1,464	17,595

Non-interest income:
Loan servicing and other fees	374	25	399
(Loss) gain on sale of loans, net	(121)	18,900	18,779
Deposit account fees	1,300	-	1,300
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(1,021)	(37)	(1,058)
Other	1,010	2	1,012
Total non-interest income	1,542	18,890	20,432

Non-interest expense:
Salaries and employee benefits	6,476	8,466	14,942
Premises and occupancy	1,156	468	1,624
Operating and administrative expenses	3,210	2,776	5,986
Total non-interest expense	10,842	11,710	22,552
Income before taxes	6,831	8,644	15,475
Provision for income taxes	3,057	3,634	6,691
Net income	$ 3,774	$ 5,010	$ 8,784
Total assets, end of period	$ 1,203,862	$ 154,224	$ 1,358,086

	For the Six Months Ended December 31, 2009
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, before provision for loan losses	$ 18,077	$ 1,606	$ 19,683
Provision for loan losses	19,202	319	19,521
Net interest (expense) income, after provision for loan losses	(1,125)	1,287	162

Non-interest income:
Loan servicing and other fees	389	29	418
Gain on sale of loans, net	10	8,363	8,373
Deposit account fees	1,468	-	1,468
Gain on sale of investment securities, net	2,290	-	2,290
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	183	6	189
Other	956	-	956
Total non-interest income	5,296	8,398	13,694

Non-interest expense:
Salaries and employee benefits	5,978	4,805	10,783
Premises and occupancy	1,198	344	1,542
Operating and administrative expenses	3,630	2,167	5,797
Total non-interest expense	10,806	7,316	18,122
(Loss) income before taxes	(6,635)	2,369	(4,266)
(Benefit) provision for income taxes	(2,804)	996	(1,808)
Net (loss) income	$ (3,831)	$ 1,373	$ (2,458)
Total assets, end of period	$ 1,275,402	$ 139,236	$ 1,414,638

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of December 31, 2010 and June 30, 2010 were as follows:

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government sponsored enterprise debt securities	$ 3,250	$ 9	$ -	$ 3,259	$ 3,259
U.S. government agency MBS (1)	15,034	387	-	15,421	15,421
U.S. government sponsored enterprise MBS	10,601	423	-	11,024	11,024
Private issue CMO (2)	1,469	-	(69)	1,400	1,400
Total investment securities	$ 30,354	$ 819	$ (69)	$ 31,104	$ 31,104

(1)	Mortgage-backed securities (“MBS”).
(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government sponsored enterprise debt securities	$ 3,250	$ 67	$ -	$ 3,317	$ 3,317
U.S. government agency MBS	17,291	424	-	17,715	17,715
U.S. government sponsored enterprise MBS	11,957	499	-	12,456	12,456
Private issue CMO	1,599	-	(84)	1,515	1,515
Total investment securities	$ 34,097	$ 990	$ (84)	$ 35,003	$ 35,003

Contractual maturities of investment securities as of December 31, 2010 and June 30, 2010 were as follows:

(In Thousands)	December 31, 2010		June 30, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale

Due in one year or less	$ -	$ -	$ -	$ -
Due after one through five years	3,250	3,259	3,250	3,317
Due after five through ten years	-	-	-	-
Due after ten years	27,104	27,845	30,847	31,686
Total investment securities	$ 30,354	$ 31,104	$ 34,097	$ 35,003

Note 6: Loans Held for Investment

Loans held for investment consisted of the following:

	December 31, 2010	June 30, 2010

Mortgage loans:
Single-family	$ 531,686	$ 583,126
Multi-family	320,279	343,551
Commercial real estate	105,720	110,310
Construction	400	400
Other	1,531	1,532
Commercial business loans	5,723	6,620
Consumer loans	792	857
Total loans held for investment, gross	966,131	1,046,396

Deferred loan costs, net	2,993	3,365
Allowance for loan losses	(36,925)	(43,501)
Total loans held for investment, net	$ 932,199	$ 1,006,260

Fixed-rate loans comprised 5% of loans held for investment at December 31, 2010, as compared to 4% at June 30, 2010.  As of December 31, 2010, the Bank had $55.1 million in mortgage loans that are subject to negative amortization, consisting of $34.7 million in multi-family loans, $11.8 million in commercial real estate loans and $8.6 million in single-family loans.  This compares to $60.9 million of negative amortization mortgage loans at June 30, 2010, consisting of $38.4 million in multi-family loans, $12.9 million in commercial real estate loans and $9.6 million in single-family loans.  Negative amortization involves a greater risk to the Bank because the loan principal balance may increase by a range of 110% to 115% of the original loan amount and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Bank has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of December 31, 2010 and June 30, 2010, the interest-only ARM loans were $276.1 million and $317.6 million, or 28.5% and 30.3% of loans held for investment, respectively.

The following table sets forth information at December 31, 2010 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Adjustable rate loans having no stated repricing dates but reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Bank’s actual repricing experience to differ materially from that shown below.

	Adjustable Rate
		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Fixed
(In Thousands)	One Year	3 Years	5 Years	10 Years	Rate	Total

Mortgage loans:
Single-family	$ 417,381	$ 107,215	$ 2,866	$ 50	$ 4,174	$ 531,686
Multi-family	181,236	93,032	3,315	27,223	15,473	320,279
Commercial real estate	56,360	23,172	1,836	2,295	22,057	105,720
Construction	400	-	-	-	-	400
Other	1,292	-	-	-	239	1,531
Commercial business loans	2,923	-	-	-	2,800	5,723
Consumer loans	725	-	-	-	67	792
Total loans held for investment, gross	$ 660,317	$ 223,419	$ 8,017	$ 29,568	$ 44,810	$ 966,131

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

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
(Dollars in Thousands)	2010	2009	2010	2009

Allowance at beginning of period	$ 39,086	$ 58,013	$ 43,501	$ 45,445

Provision for loan losses	1,048	2,315	1,925	19,521

Recoveries:
Mortgage loans:
Single-family	-	265	1	293
Construction	-	12	-	47
Total recoveries	-	277	1	340

Charge-offs:
Mortgage loans:
Single-family	(3,199)	(5,126)	(8,490)	(9,693)
Multi-family	(3)	(113)	(3)	(245)
Consumer loans	(7)	(2)	(9)	(4)
Total charge-offs	(3,209)	(5,241)	(8,502)	(9,942)

Net charge-offs	(3,209)	(4,964)	(8,501)	(9,602)
Balance at end of period	$ 36,925	$ 55,364	$ 36,925	$ 55,364

Allowance for loan losses as a percentage of gross loans held for investment
	3.81%	4.92%	3.81%	4.92%

Net charge-offs as a percentage of average loans outstanding during the period (annualized)
	1.12%	1.63%	1.47%	1.53%

Allowance for loan losses as a percentage of non-performing loans at the end of the period
	73.80%	61.63%	73.80%	61.63%

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of specific allowances for loan losses, at December 31, 2010 and June 30, 2010:

(In Thousands)	December 31, 2010
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 54,221	$ (13,498)	$ 40,723
Without a related allowance	1,872	-	1,872
Total single-family loans	56,093	(13,498)	42,595
Multi-family:
With a related allowance	5,702	(1,555)	4,147
Total multi-family loans	5,702	(1,555)	4,147

Commercial real estate:
With a related allowance	1,143	(208)	935
Without a related allowance	1,693	-	1,693
Total commercial real estate loans	2,836	(208)	2,628

Construction:
With a related allowance	400	(150)	250
Total construction loans	400	(150)	250

Other:
With a related allowance	239	(7)	232
Total other loans	239	(7)	232

Commercial business loans:
With a related allowance	310	(270)	40
Without a related allowance	143	-	143
Total commercial business loans	453	(270)	183
Total non-performing loans	$ 65,723	$ (15,688)	$ 50,035

(In Thousands)	June 30, 2010
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 61,184	$ (15,348)	$ 45,836
Without a related allowance	3,815	-	3,815
Total single-family loans	64,999	(15,348)	49,651
Multi-family:
With a related allowance	7,196	(1,665)	5,531
Without a related allowance	955	-	955
Total multi-family loans	8,151	(1,665)	6,486

Commercial real estate:
With a related allowance	1,501	(436)	1,065
Without a related allowance	663	-	663
Total commercial real estate loans	2,164	(436)	1,728

Construction:
With a related allowance	400	(50)	350
Total construction loans	400	(50)	350

Commercial business loans:
With a related allowance	750	(326)	424
Without a related allowance	143	-	143
Total commercial business loans	893	(326)	567

Consumer loans:
Without a related allowance	1	-	1
Total consumer loans	1	-	1
Total non-performing loans	$ 76,608	$ (17,825)	$ 58,783

At December 31, 2010 and June 30, 2010, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

The following table describes the aging analysis (length of time on non-performing status) of non-performing loans as of December 31, 2010:

(Dollars In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$ 13,205	$ 12,017	$ 6,700	$ 10,673	$ 42,595
Multi-family	-	-	-	4,147	4,147
Commercial real estate	1,301	-	345	982	2,628
Construction	-	-	-	250	250
Other	232	-	-	-	232
Commercial business loans	3	37	-	143	183
Total	$ 14,741	$ 12,054	$ 7,045	$ 16,195	$ 50,035

During the quarters ended December 31, 2010 and 2009, the Corporation’s average investment in non-performing loans was $52.1 million and $86.5 million, respectively.  Interest income of $1.8 million and $1.8 million was recognized, based on cash receipts, on non-performing loans during the quarters ended December 31, 2010 and 2009, respectively.  The Corporation records interest on non-performing loans utilizing the cash basis method of accounting during the periods when the loans are on non-performing status.  Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $278,000 and $1.2 million was not included in the results of operations for the quarters ended December 31, 2010 and 2009, respectively.

For the six months ended December 31, 2010 and 2009, the Corporation’s average investment in non-performing loans was $55.2 million and $82.4 million, respectively.  Interest income of $3.5 million and $2.9 million was recognized, based on cash receipts, on non-performing loans during the six months ended December 31, 2010 and 2009, respectively.  The foregone interest income amounted to $641,000 and $2.6 million was not included in the results of operations for the six months ended December 31, 2010 and 2009, respectively.

For the quarter ended December 31, 2010, twenty-one loans for $9.6 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans.  For the six months ended December 31, 2010, 42 loans for $19.0 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans.  As of December 31, 2010, the outstanding balance of restructured loans was $42.9 million:  29 were classified as pass and remain on accrual status ($13.7 million); nine were classified as special mention and remain on accrual status ($6.2 million); 61 were classified as substandard ($23.0 million, with 60 of the 61 loans or $22.6 million on non-accrual status); and one was classified as loss and fully reserved on non-accrual status.

The Corporation upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months; and if the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan.  In addition to the payment history described above, preferred loans must also demonstrate a combination of the following characteristics to be upgraded, such as: satisfactory cash flow, satisfactory guarantor support, and additional collateral support, among others.

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

The following table shows the restructured loans by type, net of specific valuation allowances for loan losses, at December 31, 2010 and June 30, 2010:

(In Thousands)	December 31, 2010
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 22,368	$ (3,748)	$ 18,620
Without a related allowance	16,149	-	16,149
Total single-family loans	38,517	(3,748)	34,769

Multi-family:
With a related allowance	3,677	(1,055)	2,622
Without a related allowance	918	-	918
Total multi-family loans	4,595	(1,055)	3,540

Commercial real estate:
With a related allowance	752	(162)	590
Without a related allowance	2,223	-	2,223
Total commercial real estate loans	2,975	(162)	2,813

Other:
With a related allowance	239	(7)	232
Without a related allowance	1,292	-	1,292
Total other loans	1,531	(7)	1,524

Commercial business loans:
With a related allowance	95	(92)	3
Without a related allowance	237	-	237
Total commercial business loans	332	(92)	240
Total restructured loans	$ 47,950	$ (5,064)	$ 42,886

(In Thousands)	June 30, 2010
	Recorded Investment	Allowance For Loan Losses	Net Investment

Mortgage loans:
Single-family:
With a related allowance	$ 24,667	$ (5,145)	$ 19,522
Without a related allowance	33,212	-	33,212
Total single-family loans	57,879	(5,145)	52,734

Multi-family:
With a related allowance	3,678	(1,137)	2,541
Total multi-family loans	3,678	(1,137)	2,541

Commercial real estate:
With a related allowance	491	(151)	340
Without a related allowance	2,495	-	2,495
Total commercial real estate loans	2,986	(151)	2,835

Other:
Without a related allowance	1,292	-	1,292
Total other loans	1,292	-	1,292

Commercial business loans:
With a related allowance	793	(369)	424
Without a related allowance	143	-	143
Total commercial business loans	936	(369)	567
Total restructured loans	$ 66,771	$ (6,802)	$ 59,969

During the quarter ended December 31, 2010, twenty-nine properties were acquired in the settlement of loans, while 35 previously foreclosed upon properties were sold.  During the six months ended December 31, 2010, 63 properties were acquired in the settlement of loans, while 62 previously foreclosed upon properties were sold.  As of December 31, 2010, real estate owned was comprised of 78 properties with a net fair value of $13.5 million, primarily located in Southern California.  This compares to 77 real estate owned properties, primarily located in Southern California, with a net fair value of $14.7 million at June 30, 2010.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of the appraised value or the listing price of the property, net of disposition costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation reflects costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and put option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of December 31, 2010 and June 30, 2010, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $92.2 million and $146.7 million, respectively.  The following table provides information regarding undisbursed funds to borrowers on existing lines of credit with the Bank as well as commitments to originate loans to be held for investment.

	December 31,	June 30,
Commitments	2010	2010
(In Thousands)

Undisbursed lines of credit – Mortgage loans	$ 1,196	$ 1,504
Undisbursed lines of credit – Commercial business loans	2,661	3,603
Undisbursed lines of credit – Consumer loans	1,004	1,698
Commitments to extend credit on loans to be held for investment	200	350
Total	$ 5,061	$ 7,155

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, commitments to sell mortgage-backed securities (“MBS”), put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition, and $2.3 million is included in other assets at December 31, 2010 and $150,000 is included in other liabilities at December 31, 2010; and $3.0 million is included in other assets and $3.4 million in other liabilities at June 30, 2010.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The net impact of derivative financial instruments on the Condensed Consolidated Statements of Operations during the quarters and six months ended December 31, 2010 and 2009 was as follows:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Derivative Financial Instruments	2010	2009	2010	2009
(In Thousands)

Commitments to extend credit on loans to be held for sale	$ (1,477)	$ (2,397)	$ (2,005)	$ (1,483)
Mandatory loan sale commitments	1,412	5,605	4,607	2,115
Put option contracts	-	-	(25)	-
Total	$ (65)	$ 3,208	$ 2,577	$ 632

The outstanding derivative financial instruments at the dates indicated were as follows:

	December 31, 2010		June 30, 2010
		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit on loans
to be held for sale (1)	$ 91,956	$ 960	$ 146,379	$ 2,965
Best efforts loan sale commitments	(19,304)	-	(7,880)	-
Mandatory loan sale commitments	(244,724)	1,158	(295,334)	(3,449)
Total	$ (172,072)	$ 2,118	$ (156,835)	$ (484)

(1)	Net of 30.9 percent at December 31, 2010 and 37.8 percent at June 30, 2010 of commitments, which may not fund.

Note 8: Income Taxes

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The Corporation’s deferred tax asset decreased slightly during the first six months of fiscal 2011.  The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of December 31, 2010, the estimated deferred tax asset was $13.6 million.   This compares to the estimated deferred tax asset of $13.8 million at June 30, 2010.  The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at December 31, 2010 and June 30, 2010.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  The Internal Revenue Service also completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007.  Tax years subsequent to 2007 remain subject to federal examination, while the California state tax returns for years subsequent to 2004 are subject to examination by state taxing authorities.  The California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 and 2008.  It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the quarters ended December 31, 2010 and 2009, a total of $1,000 and $0 in interest charges, respectively, were paid with no penalties.  For the six months ended December 31, 2010 and 2009, a total of $14,000 and $0 in interest charges, respectively, were paid with no penalties.

Note 9: Fair Value of Financial Instruments

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

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain
As of December 31, 2010:
Single-family loans measured at fair value	$ 152,061	$ 151,027	$ 1,034

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

Non-performing loans are loans which are inadequately protected by the current net worth and paying capacity of the borrowers or of the collateral pledged and the accrual of interest income has been discontinued.  The non-performing loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  The Corporation assesses loans individually and identifies impairment when the loan is classified as non-performing or been restructured or management has serious doubts about the future collectibility of principal and interest, even though the loans may currently be performing.  The fair value of a non-performing loan is determined based on an observable market price or current appraised value of the underlying collateral.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.  For non-performing loans which are also restructured loans, the fair value is derived from discounted cash flow analysis, except those which are in the process of foreclosure, for which the fair value is derived from the appraised value of its collateral.  Non-performing loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of non-performing loans may result in increases or decreases to the provision for loan losses recorded in current earnings.

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

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2010 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government sponsored enterprise debt securities	$ -	$ 3,259	$ -	$ 3,259
U.S. government agency MBS	-	15,421	-	15,421
U.S. government sponsored enterprise MBS	-	11,024	-	11,024
Private issue CMO	-	-	1,400	1,400
Loans held for sale, at fair value	-	152,061	-	152,061
Interest-only strips	-	-	184	184
Derivative financial instruments (1)	-	1,308	810	2,118
Total	$ -	$ 183,073	$ 2,394	$ 185,467

(1)	Derivative financial instruments include derivative assets and liabilities of $2.5 million and $388,000, respectively.

	Fair Value Measurement at June 30, 2010 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government sponsored enterprise debt securities	$ -	$ 3,317	$ -	$ 3,317
U.S. government agency MBS	-	17,715	-	17,715
U.S. government sponsored enterprise MBS	-	12,456	-	12,456
Private issue CMO	-	-	1,515	1,515
Loans held for sale, at fair value	-	170,255	-	170,255
Interest-only strips	-	-	248	248
Derivative financial instruments (1)	-	(3,095)	2,611	(484)
Total	$ -	$ 200,648	$ 4,374	$ 205,022

(1)	Derivative financial instruments include derivative assets and liabilities of $3.0 million and $3.5 million, respectively.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at October 1, 2010	$ 1,474	$ 180	$ 2,637	$ 4,291
Total gains or losses (realized/unrealized):
Included in earnings	-	-	(2,637)	(2,637)
Included in other comprehensive income	(3)	4	-	1
Purchases, issuances, and settlements	(71)	-	810	739
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at December 31, 2010	$ 1,400	$ 184	$ 810	$ 2,394

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at July 1, 2010	$ 1,515	$ 248	$ 2,611	$ 4,374
Total gains or losses (realized/unrealized):
Included in earnings	-	(1)	(5,249)	(5,250)
Included in other comprehensive income	15	(63)	-	(48)
Purchases, issuances, and settlements	(130)	-	3,448	3,318
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at December 31, 2010	$ 1,400	$ 184	$ 810	$ 2,394

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a nonrecurring basis:

	Fair Value Measurement at December 31, 2010 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 29,539	$ 19,045	$ 48,584
Mortgage servicing assets	-	-	279	279
Real estate owned (1)	-	14,637	-	14,637
Total	$ -	$ 44,176	$ 19,324	$ 63,500

(1)	Amounts are based on collateral value as a practical expedient for fair value, and exclude estimated selling costs where determined.

	Fair Value Measurement at June 30, 2010 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 38,014	$ 18,399	$ 56,413
Mortgage servicing assets	-	-	356	356
Real estate owned (1)	-	15,934	-	15,934
Total	$ -	$ 53,948	$ 18,755	$ 72,703

(1)	Amounts are based on collateral value as a practical expedient for fair value, and exclude estimated selling costs where determined.

Note 10: Incentive Plans

As of December 31, 2010, the Corporation had four share-based compensation plans, which are described below.  These plans are the 2010 Equity Incentive Plan, the 2006 Equity Incentive Plan, the 2003 Stock Option Plan and the 1996 Stock Option Plan.  The compensation cost that has been charged against income for these plans was $195,000 and $215,000 for the quarters ended December 31, 2010 and 2009, respectively, and there was no tax benefit from these plans during either quarter.  For the six months ended December 31, 2010 and 2009, the compensation cost for these plans was $433,000 and $438,000, respectively, and there was no tax benefit from these plans during either period.

Equity Incentive Plan.  The Corporation established and the shareholders approved the 2006 Equity Incentive Plan (“2006 Plan”) and the 2010 Equity Incentive Plan (“2010 Plan”) for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary.  The 2006 Plan authorizes 365,000 stock options and 185,000 shares of restricted stock.  The 2006 Plan also provides that no person may be granted more than 73,000 stock options or 27,750 shares of restricted stock in any one year.  The 2010 Plan authorizes 586,250 stock options and 288,750 shares of restricted stock.  The 2010 Plan also provides that no person may be granted more than 117,250 stock options or 43,312 shares of restricted stock in any one year.

Equity Incentive Plan - Stock Options.  Under the 2006 Plan and 2010 Plan (collectively, “the Plans”), options may not be granted at a price less than the fair market value at the date of the grant.  Options typically vest over a five-year or shorter period as long as the director, advisory director, director emeriti, officer or employee remains in service to the Corporation.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years.

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

During the second quarters and the first six months of fiscal 2011 and 2010, there were no stock options granted or exercised, while 300 stock options were forfeited in fiscal 2010 as compared to no forfeitures in fiscal 2011.  As of December 31, 2010 and 2009, there were 596,450 stock options and 10,200 stock options available for future grants under the Plans, respectively.

The following table summarizes the stock option activity in the Plans for the quarter and six months ended December 31, 2010.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2010	354,800	$ 17.45
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at December 31, 2010	354,800	$ 17.45	6.87	$ 38
Vested and expected to vest at December 31, 2010	292,170	$ 18.42	6.80	$ 29
Exercisable at December 31, 2010	104,280	$ 28.31	6.11	$ -

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2010	354,800	$ 17.45
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at December 31, 2010	354,800	$ 17.45	6.87	$ 38
Vested and expected to vest at December 31, 2010	292,170	$ 18.42	6.80	$ 29
Exercisable at December 31, 2010	104,280	$ 28.31	6.11	$ -

As of December 31, 2010 and 2009, there was $454,000 and $515,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the stock options in the Plans.  The expense is expected to be recognized over a weighted-average period of 0.9 years and 1.9 years, respectively.  The forfeiture rate during the first six months of fiscal 2011 was 25 percent and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Equity Incentive Plan – Restricted Stock.  The Corporation used 185,000 shares and 288,750 shares of its treasury stock to fund the 2006 Plan and the 2010 Plan, respectively.  Awarded shares typically vest over a five-year or shorter period as long as the director, advisory director, director emeriti, officer or employee remains in service to the Corporation.  Once vested, a recipient of restricted stock will have all rights of a shareholder, including the power to vote and the right to receive dividends.  The Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

There was no restricted stock activity in the second quarter of fiscal 2011 or 2010.  For the first six months of fiscal 2011, a total of 800 shares of restricted stock were vested and distributed, while no shares were awarded or forfeited.  A total of 800 shares of restricted stock were also vested and distributed, while no shares were awarded and forfeited during the first six months of fiscal 2010.  As of December 31, 2010 and 2009, there were 314,100 shares and 25,350 shares of restricted stock available for future awards, respectively.

The following table summarizes the unvested restricted stock activity in the quarter and six months ended December 31, 2010.

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at October 1, 2010	123,500	$ 10.24
Granted	-	$ -
Vested	-	$ -
Forfeited	-	$ -
Unvested at December 31, 2010	123,500	$ 10.24
Expected to vest at December 31, 2010	92,625	$ 10.24

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2010	124,300	$ 10.29
Granted	-	$ -
Vested	(800)	$ 18.09
Forfeited	-	$ -
Unvested at December 31, 2010	123,500	$ 10.24
Expected to vest at December 31, 2010	92,625	$ 10.24

As of December 31, 2010 and 2009, the unrecognized compensation expense was $675,000 and $1.4 million, respectively, related to unvested share-based compensation arrangements awarded under the restricted stock in the 2006 Plan, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 0.9 years and 2.0 years, respectively.  Similar to stock options, a forfeiture rate of 25 percent has been applied for the restricted stock compensation expense calculations in the first six months of fiscal 2011.  The fair value of shares vested and distributed during both the six months ended December 31, 2010 and 2009 was $4,000.

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

There was no activity in the second quarter and six months of fiscal 2011 and 2010, except the forfeiture of 67,500 stock options in the second quarter of fiscal 2011.  As of both December 31, 2010 and 2009, the number of stock options available for future grants under the Stock Option Plans was 14,900 stock options.  No stock options remain available for future grant under the 1996 Stock Option Plan, which expired in January 2007.

The following is a summary of the activity in the Stock Option Plans for the quarter and six months ended December 31, 2010.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2010	550,400	$ 20.52
Granted	-	$ -
Exercised	-	$ -
Forfeited	(67,500)	$ 8.28
Outstanding at December 31, 2010	482,900	$ 22.23	3.56	$ -
Vested and expected to vest at December 31, 2010	474,700	$ 22.20	3.52	$ -
Exercisable at December 31, 2010	450,100	$ 22.11	3.37	$ -

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2010	550,400	$ 20.52
Granted	-	$ -
Exercised	-	$ -
Forfeited	(67,500)	$ 8.28
Outstanding at December 31, 2010	482,900	$ 22.23	3.56	$ -
Vested and expected to vest at December 31, 2010	474,700	$ 22.20	3.52	$ -
Exercisable at December 31, 2010	450,100	$ 22.11	3.37	$ -

As of December 31, 2010 and 2009, there was $142,000 and $609,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the Stock Option Plans.  This expense is expected to be recognized over a weighted-average period of 1.1 years and 1.8 years, respectively.  The forfeiture rate during the first six months of fiscal 2011 was 25% and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Note 11: Subsequent Events

Management has evaluated events through the date that the financial statements were issued.  No material subsequent events have occurred since December 31, 2010 that would require recognition or disclosure in these condensed consolidated financial statements.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At December 31, 2010, the Corporation had total assets of $1.36 billion, total deposits of $926.6 million and total stockholders’ equity of $136.8 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On November 1, 2010, the Corporation declared a quarterly cash dividend of $0.01 per share for the Corporation’s shareholders of record at the close of business on November 26, 2010, which was paid on December 23, 2010.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

Safe-Harbor Statement

Certain matters in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.  You should not place undue reliance on these statements, as they are subject to risks and uncertainties.  When considering these forward-looking statements, you should keep these risks and uncertainties in mind, as well as any cautionary statements the Corporation may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations by the OTS or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action  or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations, that adversely affect our business, as well as changes in regulatory policies and principles or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock;  adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in this report and in the Corporation’s other reports filed with or furnished to the SEC, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and subsequently filed Quarterly Reports on Form 10-Q.

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

The allowance is based on two principles of accounting:  (i) ASC 450, “Contingencies,” which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) ASC 310, “Receivables,” which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  However, if the loan is “collateral-dependent” or foreclosure is probable, impairment is measured based on the fair value of the collateral.  Management reviews impaired loans on a quarterly basis.  When the measure of an impaired loan is less than the recorded investment in the loan, the Corporation records a specific valuation allowance equal to the excess of the recorded investment in the loan over its measured value, which is updated quarterly.  The allowance has two components: a formula allowance for groups of homogeneous loans and a specific valuation allowance for identified problem loans.  Each of these components is based upon estimates that can change over time.  A general loan loss allowance is provided on loans not specifically identified as impaired.  The general loan loss allowance is determined based on a qualitative and a quantitative analysis using a loss migration methodology.  The formula allowance is based primarily on historical experience applied to loans classified by type and loan grade, and as a result can differ from actual losses incurred in the future; and qualitative factors such as unemployment data, gross domestic product, interest rates, retail sales, the value of real estate and real estate market conditions may also influence actual results.  The history is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and the fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.

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

A troubled debt restructuring (“restructured loan”) is a loan which the Corporation, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Corporation would not otherwise consider.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds primarily in single-family, multi-family and commercial real estate loans.  The Bank also, to a lesser extent, makes construction, commercial business, consumer and other loans.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, wire transfer fees and overdraft protection fees, among others.  As a result of a federal rule which took effect July 6, 2010, the Bank may no longer collect overdraft protection fees unless the consumer consents, or opts in, to the overdraft service; this change is expected to significantly reduce the amount the Bank collects on overdraft protection fees.

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately growing total assets; by decreasing the concentration of single-family mortgage loans within loans held for investment; and by increasing the concentration of higher yielding multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”).  In addition, over time, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.  While the Corporation’s long-term strategy is for moderate growth, management has determined that slightly deleveraging the balance sheet is the most prudent short-term strategy in response to current weaknesses in general economic conditions.  Deleveraging the balance sheet improves capital ratios and mitigates credit and liquidity risk.

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

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, laws, regulation, interest rates and the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values and higher loan delinquencies.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  The Corporation’s operating costs may increase significantly as a result of the Dodd-Frank Act.   Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation.  For further details on risk factors, see “Safe-Harbor Statement” on page 29 and “Item 1A – Risk Factors” on page 58.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at December 31, 2010 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Less than	1 to less	3 to	Over
	1 year	than 3 years	5 years	5 years	Total
Operating obligations	$ 1,096	$ 1,494	$ 407	$ 683	$ 3,680
Pension benefits	-	100	400	6,303	6,803
Time deposits	257,548	150,654	62,655	3,381	474,238
FHLB – San Francisco advances	122,424	141,271	11,089	14,123	288,907
FHLB – San Francisco letter of credit	13,000	-	-	-	13,000
FHLB – San Francisco MPF credit enhancement	3,147	-	-	-	3,147
Total	$ 397,215	$ 293,519	$ 74,551	$ 24,490	$ 789,775

The expected obligation for time deposits and FHLB – San Francisco advances include anticipated interest accruals based on the respective contractual terms.

In addition to the off-balance sheet financing arrangements and contractual obligations mentioned above, the Corporation has derivatives and other financial instruments with off-balance sheet risks as described in Note 7 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 19 to 20.

Comparison of Financial Condition at December 31, 2010 and June 30, 2010

Total assets decreased $41.3 million, or three percent, to $1.36 billion at December 31, 2010 from $1.40 billion at June 30, 2010.  The decrease was primarily attributable to decreases in loans held for investment and loans held for sale, partly offset by an increase in cash and cash equivalents.  The managed decline in total assets and the relatively high balance in cash and cash equivalents were consistent with the Corporation’s strategy of deleveraging the balance sheet to improve capital ratios and to mitigate credit and liquidity risk.

Total cash and cash equivalents, primarily excess cash at the Federal Reserve Bank of San Francisco, increased $57.5 million, or 60 percent, to $153.7 million at December 31, 2010 from $96.2 million at June 30, 2010.  The increase was primarily attributable to the decreases in loans held for investment and loans held for sale, partly offset by the decrease in borrowings.

Total investment securities decreased $3.9 million, or 11 percent, to $31.1 million at December 31, 2010 from $35.0 million at June 30, 2010.  The decrease was primarily the result of the scheduled and accelerated principal payments on mortgage-backed securities.  The Bank evaluates individual investment securities quarterly for other-than-temporary declines in market value.  The Bank does not believe that there are any other-than-temporary impairments at December 31, 2010; therefore, no impairment losses have been recorded for the quarter and six months ended December 31, 2010.  For a further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 11 to 12.

Loans held for investment decreased $74.1 million, or seven percent, to $932.2 million at December 31, 2010 from $1.01 billion at June 30, 2010.  Total loan principal payments during the first six months of fiscal 2011 were $57.0 million, compared to $63.1 million during the comparable period in fiscal 2010.  In addition, real estate owned acquired in the settlement of loans in the first six months of fiscal 2011 was $25.5 million, a two percent decline from $26.0 million in the same period last year.  During the first six months of fiscal 2011, the Bank originated $679,000 of loans held for investment, consisting solely of multi-family and commercial real estate loans, compared to $1.7 million, primarily in commercial real estate loans, for the same period last year.  The Bank did not purchase any loans to be held for investment in the first six months of fiscal 2011 and 2010, given the economic uncertainty of the current banking environment.  The balance of preferred loans decreased six percent to $432.1 million at December 31, 2010, compared to $460.9 million at June 30, 2010, and represented 44.6 percent and 43.9 percent of loans held for investment at such dates, respectively.  The balance of single-family loans held for investment decreased nine percent to $531.7 million at December 31, 2010, compared to $583.1 million at June 30, 2010, and represented approximately 55.0 percent and 55.7 percent of loans held for investment at such dates, respectively.  This shift in the loan portfolio mix is consistent with our current business strategy.

The table below describes the geographic dispersion of real estate secured loans held for investment at December 31, 2010 and June 30, 2010, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of December 31, 2010
	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 163,985	31%	$ 286,667	54%	$ 75,676	14%	$ 5,358	1%	$ 531,686	100%
Multi-family	31,782	10%	229,230	72%	55,665	17%	3,602	1%	320,279	100%
Commercial real estate	52,521	50%	49,400	47%	2,187	2%	1,612	1%	105,720	100%
Construction	-	-%	400	100%	-	-%	-	-%	400	100%
Other	1,531	100%	-	-%	-	-%	-	-%	1,531	100%
Total	$ 249,819	26%	$ 565,697	59%	$ 133,528	14%	$ 10,572	1%	$ 959,616	100%

(1)	Other than the Inland Empire.

As of June 30, 2010
	Inland Empire		Southern California		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 176,441	30%	$ 317,238	55%	$ 82,924	14%	$ 6,523	1%	$ 583,126	100%
Multi-family	32,232	10%	248,288	72%	59,401	17%	3,630	1%	343,551	100%
Commercial real estate	55,808	51%	50,566	46%	2,313	2%	1,623	1%	110,310	100%
Construction	-	- %	400	100%	-	- %	-	- %	400	100%
Other	1,532	100%	-	- %	-	- %	-	- %	1,532	100%
Total	$ 266,013	26%	$ 616,492	59%	$ 144,638	14%	$ 11,776	1%	$ 1,038,919	100%

Total deposits decreased slightly to $926.6 million at December 31, 2010 from $932.9 million at June 30, 2010.  Time deposits declined $15.0 million, or three percent, to $459.9 million at December 31, 2010 from $474.9 million at June 30, 2010, while transaction accounts increased $8.7 million, or two percent, to $466.7 million at December 31, 2010 from $458.0 million at June 30, 2010.  The decrease in time deposits was primarily attributable to the strategic decision to compete less aggressively on time deposit interest rates and the Bank’s marketing strategy to promote transaction accounts.

Borrowings, consisting of FHLB – San Francisco advances, decreased $38.0 million, or 12 percent, to $271.6 million at December 31, 2010 from $309.6 million at June 30, 2010.  The decrease was due primarily to the scheduled maturities and prepayments consistent with the Corporation’s short-term strategy to slightly deleverage the balance sheet.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 20 months at December 31, 2010, as compared to the weighted-average maturity of 19 months at June 30, 2010.

Total stockholders’ equity increased $9.1 million, or seven percent, to $136.8 million at December 31, 2010, from $127.7 million at June 30, 2010, primarily as a result of the net income, partly offset by the quarterly cash dividends paid during the first six months of fiscal 2011.

Comparison of Operating Results for the Quarters and Six Months Ended December 31, 2010 and 2009

The Corporation’s net income for the quarter ended December 31, 2010 was $4.3 million, an increase of $1.7 million, or 65 percent, from $2.6 million during the same quarter of fiscal 2010.  The improvement in net earnings was primarily a result of a $1.3 million decrease in the provision for loan losses and a $3.4 million increase in non-interest income, partly offset by a $1.7 million increase in non-interest expenses and $1.3 million in provision for income taxes.  For the six months ended December 31, 2010, the Corporation’s net income was $8.8 million, compared to a net loss of $(2.5) million during the same period of fiscal 2010.  The improvement in net income was primarily a result of a substantial decrease in the provision for loan losses of $17.6 million and a $6.7 million increase in non-interest income, partly offset by a $4.5 million increase in non-interest expenses and $8.5 million increase in provision for income taxes.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income (before provision for loan losses) and non-interest income, improved slightly to 57 percent in the second quarter of fiscal 2011 from 59 percent in the same period of fiscal 2010.  The improvement in the efficiency ratio was primarily the result of an increase in non-interest income, partly offset by an increase in non-interest expense.  For the six months ended December 31, 2010, the efficiency ratio increased to 56 percent from 54 percent in the six months ended December 31, 2009.  The increase in the efficiency ratio was the result of an increase in non-interest expense and a decrease in net interest income (before provision for loan losses), partly offset by an increase in non-interest income.

Return on average assets for the quarter ended December 31, 2010 was 1.24 percent, up 54 basis points from 0.70 percent in the same period last year.  For the six months ended December 31, 2010 and 2009, the return on average assets was 1.27 percent and (0.32) percent, respectively, an improvement of 159 basis points.

Return on average equity for the quarter ended December 31, 2010 was 12.62 percent compared to 9.00 percent for the same period last year.  For the six months ended December 31, 2010, the return on average equity improved to 13.26 percent from (4.33) percent for the same period last year.

Diluted earnings per share for the quarter ended December 31, 2010 were $0.37, compared to the diluted earnings per share of $0.37 for the quarter ended December 31, 2009.  For the six months ended December 31, 2010 and 2009, the diluted earnings (loss) per share was $0.77 and $(0.38), respectively.  The calculations for the diluted earnings per share for the quarter and six months ended December 31, 2010 include common stock issued as a result of the follow-on public offering completed in December 2009.

Net Interest Income:

For the Quarters Ended December 31, 2010 and 2009.  Net interest income (before the provision for loan losses) increased $131,000, or one percent, to $9.7 million for the quarter ended December 31, 2010 from $9.6 million in the comparable period in fiscal 2010, due to a higher net interest margin, partly offset by a decline in average earning assets.  The net interest margin was 2.96 percent in the second quarter of fiscal 2011, a 24 basis point increase from 2.72 percent for the same period of fiscal 2010.  The increase in the net interest margin during the second quarter of fiscal 2011 was primarily attributable to a decrease in the weighted-average cost of interest-bearing liabilities which was more than the decrease in the weighted-average yield of interest-earning assets.  The average balance of earning assets decreased $96.5 million, or seven percent, to $1.31 billion in the second quarter of fiscal 2011 from $1.41 billion in the comparable period of fiscal 2010.

For the Six Months Ended December 31, 2010 and 2009.  Net interest income (before the provision for loan losses) decreased $163,000, or one percent, to $19.5 million for the six months ended December 31, 2010 from $19.7 million in the comparable period last year due primarily to a decline in average earning assets, partly offset by a higher net interest margin.  The average balance of earning assets decreased $134.7 million, or nine percent, to $1.32 billion in the first six months of fiscal 2011 from $1.46 billion in the comparable period of fiscal 2010.  The net interest margin was 2.95 percent in the first six months of fiscal 2011, a 25 basis point increase from 2.70 percent for the same period of fiscal 2010.  The increase in the net interest margin during the six months of fiscal 2011 was primarily attributable to a decrease in the weighted-average cost of interest-bearing liabilities which was more than the decrease in the weighted-average yield of interest-earning assets.

Interest Income:

For the Quarters Ended December 31, 2010 and 2009.  Total interest income decreased by $2.5 million, or 14 percent, to $15.2 million for the second quarter of fiscal 2011 from $17.7 million in the same quarter of fiscal 2010.  This decrease was primarily the result of a lower average earning asset yield and a lower average balance of earning assets.  The average yield on earning assets during the second quarter of fiscal 2011 was 4.63 percent, 38 basis points lower than the average yield of 5.01 percent during the same period of fiscal 2010.  The average balance of earning assets decreased $96.5 million, or seven percent, to $1.31 billion during the second quarter of fiscal 2011 from $1.41 billion during the comparable period of fiscal 2010.

Loans receivable interest income decreased $2.2 million, or 13 percent, to $14.9 million in the quarter ended December 31, 2010 from $17.1 million for the same quarter of fiscal 2010.  This decrease was attributable to a lower average loan yield and a lower average loan balance.  The average loan yield during the second quarter of fiscal 2011 decreased 42 basis points to 5.20 percent from 5.62 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates and payoffs of loans which carried a higher average yield than the average yield of loans receivable.  The average balance of loans outstanding, including loans held for sale, decreased $73.0 million, or six percent, to $1.15 billion during the second quarter of fiscal 2011 from $1.22 billion in the same quarter of fiscal 2010.

Interest income from investment securities decreased $246,000, or 53 percent, to $217,000 during the quarter ended December 31, 2010 from $463,000 in the same quarter of fiscal 2010.  This decrease was primarily a result of a decrease in the average balance and a decrease in average yield.  The average balance of investment securities decreased $19.3 million, or 37 percent, to $32.3 million during the second quarter of fiscal 2011 from $51.6 million during the same quarter of fiscal 2010.  The decrease in the average balance was primarily due to the sale of $65.3 million of investment securities in August, September and December 2009 as well as scheduled and accelerated principal payments on mortgage-backed securities.  The Bank sold investment securities in fiscal 2010 as part of its short-term deleveraging strategy.  The average yield on investment securities decreased 90 basis points to 2.69 percent during the quarter ended December 31, 2010 from 3.59 percent during the quarter ended December 31, 2009.  The decrease in the average yield of investment securities was primarily attributable to the sale of investment securities with a higher yield than the average yield on investment securities, the repricing of mortgage-backed securities to lower interest rates, partly offset by a lower net premium amortization ($8,000 in the second quarter of fiscal 2011 as compared to $38,000 in the comparable quarter of fiscal 2010).  The lower net premium amortization was attributable to lower MBS principal balances with lower outstanding premiums during the quarter ended December 31, 2010 as compared to the same quarter last year.  During the second quarter of fiscal 2011, the Bank did not purchase any investment securities, while $1.7 million of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco’s cash dividend received in the second quarter of fiscal 2011 was $30,000, compared to no cash dividend received in the same quarter of fiscal 2010.  In the second quarter of fiscal 2011, the Bank received a $1.2 million partial redemption of the FHLB – San Francisco’s excess capital stock.

For the Six Months Ended December 31, 2010 and 2009.  Total interest income decreased by $5.9 million, or 16 percent, to $31.1 million for the first six months of fiscal 2011 from $37.0 million in the comparable period of fiscal 2010.  This decrease was primarily the result of a lower average earning asset yield and a lower average balance of earning assets.  The average yield on earning assets during the first six months of fiscal 2011 was 4.70 percent, 38 basis points lower than the average yield of 5.08 percent during the same period of fiscal 2010.  The average balance of earning assets decreased $134.7 million to $1.32 billion during the first six months of fiscal 2011 from $1.46 billion during the comparable period of fiscal 2010.

Loans receivable interest income decreased $4.9 million, or 14 percent, to $30.4 million in the six months ended December 31, 2010 from $35.3 million for the same period ended December 31, 2009.  This decrease was attributable to a lower average loan yield and a lower average loan balance.  The average loan yield during the first six months of fiscal 2011 decreased 36 basis points to 5.27 percent from 5.63 percent during the same period last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates and payoffs of loans which carried a higher average yield than the average yield of loans receivable.  The average balance of loans outstanding, including loans held for sale, decreased $96.3 million, or eight percent, to $1.16 billion during the first six months of fiscal 2011 from $1.25 billion in the same period of fiscal 2010.

Interest income from investment securities decreased $1.1 million, or 71 percent, to $458,000 during the six months ended December 31, 2010 from $1.6 million in the same period ended December 31, 2009.  This decrease was primarily a result of a decrease in the average balance and a decrease in average yield.  The average balance of investment securities decreased $44.2 million, or 57 percent, to $33.1 million for the first six months of fiscal 2011 from $77.3 million in the same period of fiscal 2010.  The decrease in the average balance was primarily due to the sale of $65.3 million of investment securities during the first six months of fiscal 2010 for a net gain of $2.3 million as well as scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 126 basis points to 2.77 percent during the six months ended December 31, 2010 from 4.03 percent during the same period ended December 31, 2009.  The decrease in the average yield of investment securities was primarily attributable to the sale of investment securities with a higher yield than the average yield on investment securities, the repricing of adjustable rate mortgage-backed securities to lower interest rates, partly offset by a lower net premium amortization ($18,000 in the first six months of fiscal 2011 as compared to $97,000 in the comparable period of fiscal 2010).  The lower net premium amortization was attributable to lower MBS principal payments with lower outstanding premiums in the first six months of fiscal 2011 as compared to the same period last year.  During the first six months of fiscal 2011, the Bank did not purchase any investment securities, while $3.7 million of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco’s cash dividend received in the first six months of fiscal 2011 was $66,000, compared to a cash dividend of $69,000 received in the first six months of fiscal 2010.

Interest Expense:

For the Quarters Ended December 31, 2010 and 2009.  Total interest expense for the quarter ended December 31, 2010 was $5.5 million as compared to $8.1 million for the same period last year, a decrease of $2.6 million, or 32 percent.  This decrease was primarily attributable to a lower average cost of interest-bearing liabilities, particularly deposits, and a lower average balance of interest-bearing liabilities.  The average cost of interest-bearing liabilities was 1.80 percent during the quarter ended December 31, 2010, down 60 basis points from 2.40 percent during the same period last year, primarily as a result of a decrease in time deposit balances.  The average balance of interest-bearing liabilities decreased $125.5 million, or nine percent, to $1.21 billion during the second quarter of fiscal 2011 from $1.34 billion during the same period of fiscal 2010, as a result of decreases in time deposit balances and outstanding borrowings.

Interest expense on deposits for the quarter ended December 31, 2010 was $2.6 million as compared to $4.1 million for the same period last year, a decrease of $1.5 million, or 37 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and a lower average balance.  The average cost of deposits decreased to 1.11 percent during the quarter ended December 31, 2010 from 1.72 percent during the same quarter last year, a decrease of 61 basis points.  The decrease in the average cost of deposits was attributable primarily to new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with relatively low short-term market interest rates.  The average balance of deposits decreased $3.0 million to $933.0 million during the quarter ended December 31, 2010 from $936.0 million during the same period last year.  The decrease in the average balance was primarily attributable to a decrease in time deposits, partly offset by an increase in transaction account (“core”) deposits.  Strategically, the Bank has been promoting core deposits and competing less aggressively for time deposits.  The increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the currently low interest rate environment.  The average balance of transaction deposits to total deposits in the second quarter of fiscal 2011 was 50 percent, compared to 43 percent in the same period of fiscal 2010.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the quarter ended December 31, 2010 decreased $1.1 million, or 28 percent, to $2.9 million from $4.0 million for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance, partly offset by a higher average cost.  The average balance of borrowings decreased $122.4 million, or 30 percent, to $279.4 million during the quarter ended December 31, 2010 from $401.8 million during the same period last year, consistent with the Corporation’s short-term deleveraging strategy.  The decrease in the average balance was due to scheduled maturities and prepayment of advances.  A total of $15.0 million of advances were prepaid in the first quarter of fiscal 2011 and a total of $102.0 million of advances were prepaid in fiscal 2010.  The average cost of borrowings increased to 4.09 percent for the quarter ended December 31, 2010 from 3.96 percent in the same quarter last year, an increase of 13 basis points.  The increase in average cost was due primarily to prepayment and maturities of lower costing advances.

For the Six Months Ended December 31, 2010 and 2009.  Total interest expense for the six months ended December 31, 2010 was $11.6 million as compared to $17.3 million for the same period last year, a decrease of $5.7 million, or 33 percent.  This decrease was primarily attributable to a lower average cost of interest-bearing liabilities, particularly deposits, and a lower average balance.  The average cost of interest-bearing liabilities, principally deposits and borrowings, was 1.87 percent during the six months ended December 31, 2010, down 61 basis points from 2.48 percent during the same period last year.  The average balance of interest-bearing liabilities decreased $155.2 million, or 11 percent, to $1.23 billion during the first six months of fiscal 2011 from $1.38 billion during the same period of fiscal 2010.

Interest expense on deposits for the six months ended December 31, 2010 was $5.4 million as compared to $8.8 million for the same period last year, a decrease of $3.4 million, or 39 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and a lower average balance.  The average cost of deposits decreased to 1.15 percent during the six months ended December 31, 2010 from 1.83 percent during the six months ended December 31, 2009, a decrease of 68 basis points.  The decrease in the average cost of deposits was attributable primarily to new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with declining short-term market interest rates.  The average balance of deposits decreased $21.4 million to $935.4 million during the six months ended December 31, 2010 from $956.8 million during the same period last year.  The decline in the average balance was primarily in time deposits, the result of the Bank’s strategic decision to compete less aggressively for this product, partly offset by an increase in core deposits.  The average balance of transaction deposits to total deposits in the first six months of fiscal 2011 was 50 percent, compared to 40 percent in the same period of fiscal 2010.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the six months ended December 31, 2010 decreased $2.4 million, or 28 percent, to $6.1 million from $8.5 million for the same period last year.  The decrease in interest expense on borrowings was primarily a result of a lower average balance, partly offset by a slightly higher average cost.  The average balance of borrowings decreased $133.8 million, or 31 percent, to $294.3 million during the six months ended December 31, 2010 from $428.1 million during the same period last year, consistent with the Corporation’s short-term deleveraging strategy.  The decrease in the average balance was due to the scheduled maturities and $117.0 million of prepayments in fiscal 2011 (to date) and fiscal 2010.  The average cost of borrowings increased slightly to 4.14 percent for the six months ended December 31, 2010 from 3.95 percent in the same six months ended December 31, 2009, an increase of 19 basis points.

The following table depicts the average balance sheets for the quarters and six months ended December 31, 2010 and 2009, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	December 31, 2010			December 31, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,146,220	$ 14,888	5.20%	$ 1,219,158	$ 17,126	5.62%
Investment securities	32,261	217	2.69%	51,588	463	3.59%
FHLB – San Francisco stock	29,946	30	0.40%	33,023	-	-%
Interest-earning deposits	103,643	65	0.25%	104,790	66	0.25%

Total interest-earning assets	1,312,070	15,200	4.63%	1,408,559	17,655	5.01%

Non interest-earning assets	62,706			63,489

Total assets	$ 1,374,776			$ 1,472,048

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 260,882	271	0.41%	$ 220,240	364	0.66%
Savings accounts	204,833	287	0.56%	178,055	503	1.12%
Time deposits	467,265	2,051	1.74%	537,752	3,196	2.36%

Total deposits	932,980	2,609	1.11%	936,047	4,063	1.72%

Borrowings	279,399	2,883	4.09%	401,837	4,015	3.96%

Total interest-bearing liabilities	1,212,379	5,492	1.80%	1,337,884	8,078	2.40%

Non interest-bearing liabilities	27,482			20,420

Total liabilities	1,239,861			1,358,304

Stockholders’ equity	134,915			113,744
Total liabilities and stockholders’ equity
	$ 1,374,776			$ 1,472,048

Net interest income		$ 9,708			$ 9,577

Interest rate spread (3)			2.83%			2.61%
Net interest margin (4)			2.96%			2.72%
Ratio of average interest-earning assets to average interest-bearing liabilities

			108.22%			105.28%
Return on average assets			1.24%			0.70%
Return on average equity			12.62%			9.00%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $150 and $100 for the quarters ended December 31, 2010 and 2009, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $44.3 million and $42.9 million during the quarters ended December 31, 2010 and 2009, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Average Balance Sheets
(Dollars in thousands)

	Six Months Ended			Six Months Ended
	December 31, 2010			December 31, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$ 1,155,746	$ 30,449	5.27%	$ 1,251,964	$ 35,274	5.63%
Investment securities	33,083	458	2.77%	77,305	1,558	4.03%
FHLB – San Francisco stock	30,545	66	0.43%	33,023	69	0.42%
Interest-earning deposits	102,975	130	0.25%	94,700	120	0.25%

Total interest-earning assets	1,322,349	31,103	4.70%	1,456,992	37,021	5.08%

Non interest-earning assets	65,126			61,840

Total assets	$ 1,387,475			$ 1,518,832

Interest-bearing liabilities:
Checking and money market accounts (2)	$ 259,443	576	0.44%	$ 211,224	690	0.65%
Savings accounts	204,714	627	0.61%	171,682	1,024	1.18%
Time deposits	471,219	4,235	1.78%	573,854	7,100	2.45%

Total deposits	935,376	5,438	1.15%	956,760	8,814	1.83%

Borrowings	294,275	6,145	4.14%	428,093	8,524	3.95%

Total interest-bearing liabilities	1,229,651	11,583	1.87%	1,384,853	17,338	2.48%

Non interest-bearing liabilities	25,364			20,356

Total liabilities	1,255,015			1,405,209

Stockholders’ equity	132,460			113,623
Total liabilities and stockholders’ equity
	$ 1,387,475			$ 1,518,832

Net interest income		$ 19,520			$ 19,683

Interest rate spread (3)			2.83%			2.60%
Net interest margin (4)			2.95%			2.70%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.54%			105.21%
Return (loss) on average assets			1.27%			(0.32)%
Return (loss) on average equity			13.26%			(4.33)%

(1)	Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $290 and $197 for the six months ended December 31, 2010 and 2009, respectively.
(2)	Includes the average balance of non interest-bearing checking accounts of $48.6 million and $43.4 million during the six months ended December 31, 2010 and 2009, respectively.
(3)	Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarters and six months ended December 31, 2010 and 2009, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended December 31, 2010 Compared
	To Quarter Ended December 31, 2009
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (1,290)	$ (1,025)	$ 77	$ (2,238)
Investment securities	(116)	(173)	43	(246)
FHLB – San Francisco stock	33	-	(3)	30
Interest-bearing deposits	-	(1)	-	(1)
Total net change in income on interest-earning assets
	(1,373)	(1,199)	117	(2,455)

Interest-bearing liabilities:
Checking and money market accounts	(135)	68	(26)	(93)
Savings accounts	(254)	76	(38)	(216)
Time deposits	(836)	(419)	110	(1,145)
Borrowings	130	(1,222)	(40)	(1,132)
Total net change in expense on interest-bearing liabilities
	(1,095)	(1,497)	6	(2,586)
Net (decrease) increase in net interest income
	$ (278)	$ 298	$ 111	$ 131

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Six Months Ended December 31, 2010 Compared
	To Six Months Ended December 31, 2009
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$ (2,289)	$ (2,709)	$ 173	$ (4,825)
Investment securities	(488)	(891)	279	(1,100)
FHLB – San Francisco stock	2	(5)	-	(3)
Interest-bearing deposits	-	10	-	10
Total net change in income on interest-earning assets
	(2,775)	(3,595)	452	(5,918)

Interest-bearing liabilities:
Checking and money market accounts	(221)	158	(51)	(114)
Savings accounts	(498)	196	(95)	(397)
Time deposits	(1,944)	(1,268)	347	(2,865)
Borrowings	414	(2,665)	(128)	(2,379)
Total net change in expense on interest-bearing liabilities
	(2,249)	(3,579)	73	(5,755)
Net (decrease) increase in net interest income
	$ (526)	$ (16)	$ 379	$ (163)

(1)
Includes loans held for sale and non-performing loans.  For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for Loan Losses:

For the Quarters Ended December 31, 2010 and 2009.  During the second quarter of fiscal 2011, the Corporation recorded a provision for loan losses of $1.0 million, compared to a provision for loan losses of $2.3 million during the same period of fiscal 2010.  The loan loss provision in the second quarter of fiscal 2011 was primarily attributable to loan classification downgrades ($4.6 million), partly offset by a decrease in loans held for investment ($844,000 loan loss provision recovery) and a quarterly adjustment in loan loss provision factors ($2.8 million loan loss provision recovery).

For the Six Months Ended December 31, 2010 and 2009.  During the first six months of fiscal 2011, the Corporation recorded a provision for loan losses of $1.9 million, compared to a provision for loan losses of $19.5 million during the same period of fiscal 2010.  The loan loss provision in the first six months of fiscal 2011 was primarily attributable to loan classification downgrades ($6.9 million), partly offset by a decrease in loans held for investment ($1.3 million loan loss provision recovery) and quarterly adjustments in loan loss provision factors ($3.7 million loan loss provision recovery).

The general loan loss allowance was determined through quantitative and qualitative adjustments including specific loan loss allowances in the loss experience analysis and to reflect the impact on loans held for investment resulting from the current general economic conditions of the U.S. and California economy such as the high unemployment rates, and lower home prices in California.  See related discussion on “Asset Quality” on pages 44 to 52.

At December 31, 2010, the allowance for loan losses was $36.9 million, comprised of $21.2 million of general loan loss reserves and $15.7 million of specific loan loss reserves, in comparison to the allowance for loan losses of $43.5 million at June 30, 2010, comprised of $25.7 million of general loan loss reserves and $17.8 million of specific loan loss reserves.  The allowance for loan losses as a percentage of gross loans held for investment was 3.81 percent at December 31, 2010 compared to 4.14 percent at June 30, 2010.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on allowance for loan loses, see Note: 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 12 to 19.

Non-Interest Income:

For the Quarters Ended December 31, 2010 and 2009.  Total non-interest income increased $3.4 million, or 51 percent, to $10.1 million during the quarter ended December 31, 2010 from $6.7 million during the same period last year.  The increase was primarily attributable to an increase in the gain on sale of loans, partly offset by a gain on sale of investment securities which was realized in the second quarter of fiscal 2010 and not replicated in the second quarter of fiscal 2011, and higher losses in the sale and operations of real estate owned that was acquired in the settlement of loans.

The net gain on sale of loans increased $4.1 million, or 79 percent, to $9.3 million for the second quarter of fiscal 2011 from $5.2 million in the same quarter of fiscal 2010.  Total loans sold for the quarter ended December 31, 2010 were $689.7 million, an increase of $234.9 million or 52 percent, from $454.8 million for the same quarter last year.  The average loan sale margin for PBM during the second quarter of fiscal 2011 was 1.72 percent, up 45 basis points from 1.27 percent in the same period of fiscal 2010.  The gain on sale of loans for the second quarter of fiscal 2011 includes a $173,000 recourse provision on loans sold that are subject to repurchase, compared to a $1.9 million recourse provision in the comparable quarter last year.  The gain on sale of loans also includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net loss of $(7.0) million, in the second quarter of fiscal 2011 as compared to a favorable fair-value adjustment, a net gain of $2.6 million, in the same period last year.  As of December 31, 2010, the fair value adjustment of derivative financial instruments pursuant to ASC 815 and ASC 825 resulted in a gain of $3.2 million, compared to a gain of $6.8 million at June 30, 2010 and a gain of $5.5 million at December 31, 2009.  As of December 31, 2010, the total recourse reserve for loans sold that are subject to repurchase was $5.3 million, compared to $6.3 million at June 30, 2010 and $5.1 million at December 31, 2009.

Total loans originated for sale increased $155.5 million, or 33 percent, to $620.5 million in the second quarter of fiscal 2011 from $465.0 million during the same period last year.  The loan origination volumes were achieved as a result of favorable liquidity in the secondary mortgage markets particularly in FHA/VA, Fannie Mae and Freddie Mac loan products, and an increase in activity resulting from relatively low mortgage interest rates. The mortgage banking environment remains highly volatile as a result of the well-publicized weakness of the single-family real estate market.

In the second quarter of fiscal 2010, a total of $10.3 million of investment securities, comprised of U.S. government sponsored enterprise MBS and U.S. government agency MBS, were sold for a net gain of $341,000, which was not replicated in the second quarter of fiscal 2011.

The net loss on sale and operations of real estate owned acquired in the settlement of loans was $(690,000) in the second quarter of fiscal 2011 compared to a net loss of $(249,000) in the same quarter last year.  The increase in net loss was primarily due to a lower net gain on sale of real estate owned, partly offset by a lower provision for losses on real estate owned.  Thirty-five real estate owned properties were sold in the quarter ended December 31, 2010 as compared to 42 properties sold in the quarter ended December 31, 2009.  See the related discussion on “Asset Quality” on pages 44 to 52.

For the Six Months Ended December 31, 2010 and 2009.  Total non-interest income increased $6.7 million, or 49 percent, to $20.4 million during the six months ended December 31, 2010 from $13.7 million during the same period last year.  The increase was primarily attributable to an increase in the gain on sale of loans, partly offset by a decrease in the gain on sale of investment securities and a net loss on sale and operations of real estate owned that was acquired in the settlement of loans.

The net gain on sale of loans increased $10.4 million, or 124 percent, to $18.8 million for the six months ended December 31, 2010 from $8.4 million in the same period last year.  Total loans sold for the six months ended December 31, 2010 were $1.28 billion, an increase of $316.9 million or 33 percent, from $963.6 million for the same period last year.  The average loan sale margin for PBM during the first six months of fiscal 2011 was 1.55 percent, up 66 basis points from 0.89 percent in the same period of fiscal 2010.  The gain on sale of loans for the first six months of fiscal 2011 includes a $709,000 recourse provision on loans sold that are subject to repurchase, compared to a $3.1 million recourse provision in the comparable period last year.  The gain on sale of loans also includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, resulting in a net loss of $(3.7) million, in the first six months of fiscal 2011 as compared to a favorable fair-value adjustment resulting in a net gain of $1.7 million, in the same period of fiscal 2010.  The mortgage banking environment has shown improvement as a result of relatively low mortgage interest rates but remains volatile.

Total loans originated for sale increased to $1.27 billion in the first six months of fiscal 2011 as compared to $956.6 million during the same period last year.

A total of $65.3 million of investment securities, comprised of U.S. government sponsored enterprise MBS and U.S. government agency MBS, were sold in the six months ended December 31, 2009 for a net gain of $2.3 million as part of the Corporation’s short-term deleveraging strategy, which was not replicated in the same period of fiscal 2011.

The net loss on sale and operations of real estate owned acquired in the settlement of loans was $(1.1) million in the first six months of fiscal 2011 compared to a net gain of $189,000 in the same period last year.  A total of 62 real estate owned properties were sold in the six months ended December 31, 2010 as compared to 90 properties sold in the six months ended December 31, 2009.

Non-Interest Expense:

For the Quarters Ended December 31, 2010 and 2009.  Total non-interest expense in the quarter ended December 31, 2010 was $11.3 million, an increase of $1.7 million or 18 percent, as compared to $9.6 million in the same quarter of fiscal 2010.  The increase in non-interest expense was primarily the result of a significant increase in mortgage banking non-interest expenses, primarily attributable to higher loan originations.

Total salaries and employee benefits increased $1.7 million, or 29 percent, to $7.6 million in the second quarter of fiscal 2011 from $5.9 million in the same period of fiscal 2010.  The increase was primarily attributable to compensation incentives related to higher loan originations (refer to “Loan Volume Activities” on page 53 for details), partly offset by lower deferred compensation costs.

For the Six Months Ended December 31, 2010 and 2009.  Total non-interest expense in the six months ended December 31, 2010 was $22.6 million, an increase of $4.5 million or 25 percent, as compared to $18.1 million in the same period last year.  The increase in non-interest expense was primarily the result of a significant increase in mortgage banking non-interest expenses.

Total compensation increased $4.1 million, or 38 percent, to $14.9 million in the first six months of fiscal 2011 from $10.8 million in the same period of fiscal 2010.  The increase was primarily attributable to compensation incentives related to higher mortgage banking loan volume (refer to “Loan Volume Activities” on page 53 for details).

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

For the Quarters Ended December 31, 2010 and 2009.  The income tax provision was $3.2 million for the quarter ended December 31, 2010 as compared to $1.8 million during the same period last year.  The effective income tax rate for the quarter ended December 31, 2010 was 42.6 percent as compared to 41.6 percent in the same quarter last year.  The increase in the effective income tax rate was primarily the result of a higher percentage of permanent tax differences relative to income or loss before taxes.  The Corporation believes that the effective income tax rate applied in the second quarter of fiscal 2011 reflects its current income tax obligations.

For the Six Months Ended December 31, 2010 and 2009.  The income tax provision was $6.7 million for the six months ended December 31, 2010 as compared to an income tax benefit of $(1.8) million during the same period last year.  The effective income tax rate for the six months ended December 31, 2010 increased slightly to 43.2 percent as compared to 42.4 percent for the same period last year.  The increase in the effective income tax rate was primarily the result of a higher percentage of permanent tax differences relative to income or loss before taxes.  The Corporation believes that the effective income tax rate applied in the first six months of fiscal 2011 reflects its current income tax obligations.

Asset Quality

Non-performing loans, consisting solely of non-accrual loans with collateral primarily located in Southern California, decreased to $50.0 million at December 31, 2010 from $58.8 million at June 30, 2010.  The non-performing loans at December 31, 2010 were primarily comprised of 140 single-family loans ($42.6 million); four multi-family loans ($4.1 million); six commercial real estate loans ($2.6 million); one construction loan ($250,000); one other mortgage loan ($232,000) and three commercial business loans ($183,000).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed impaired.

When a loan is considered impaired (such as non-performing loan) as defined by ASC 310, “Receivables,” the Corporation measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  However, if the loan is “collateral-dependent” or foreclosure is probable, impairment is measured based on the fair value of the collateral.  At least quarterly, management reviews impaired loans.  When the measure of an impaired loan is less than the recorded investment in the loan, the Corporation records a specific valuation allowance equal to the excess of the recorded investment in the loan over its measured value, which is updated quarterly.  A general loan loss allowance is provided on loans not specifically identified as impaired (non-impaired loans).  The general loan loss allowance is determined based on a quantitative and a qualitative analysis using a loss migration methodology.  The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications.  Loss experience is quantified for the most recent four quarters, and that loss experience is applied to the stratified portfolio at each quarter end.  The qualitative analysis data includes current unemployment rates, retail sales, gross domestic product, real estate value trends, and commercial real estate vacancy rates, among other current economic data.

As of December 31, 2010, restructured loans decreased to $42.9 million from $60.0 million at June 30, 2010.  At December 31, 2010 and June 30, 2010, $22.6 million and $23.6 million, respectively, of these restructured loans were classified as non-performing.  As of December 31, 2010, 77 percent, or $33.1 million, of the restructured loans have a current payment status; this compares to 81 percent, or $48.7 million of restructured loans that had a current payment status as of June 30, 2010.

The non-performing loans as a percentage of loans held for investment decreased to 5.37 percent at December 31, 2010 from 5.84 percent at June 30, 2010.  Real estate owned was $13.5 million (78 properties) at December 31, 2010, a decrease of $1.2 million or eight percent from $14.7 million (77 properties) at June 30, 2010.  The Bank has not suspended foreclosures or found it necessary to complete a review of its foreclosure process because, to date, the Bank has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Bank maintains the original promissory note and deed of trust for loans held for investment and for those loans serviced for others.  As a result, the Bank does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, as a percentage of total assets decreased to 4.68 percent at December 31, 2010 from 5.25 percent at June 30, 2010.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.

During the second quarter and six months of fiscal 2011, the Bank did not repurchase any loans from investors pursuant to the recourse/repurchase covenants contained in the Bank’s loan sale agreements, although some repurchase requests were settled that did not result in the repurchase of the loan itself.  In the second quarter and six months of fiscal 2010, the Bank repurchased a single loan of $233,000 and two loans of $368,000, respectively.  The primary reasons for the repurchase requests settled were borrower fraud, undisclosed liabilities on borrower applications, documentation and verification disputes and appraisal disputes.  As of December 31, 2010, the total recourse reserve for loans sold that are subject to repurchase was $5.3 million, compared to $6.3 million at June 30, 2010 and $5.1 million at December 31, 2009.  The Bank has implemented tighter underwriting standards to reduce this problem, including higher credit scores, generally lower debt-to-income ratios, and verification of income and assets, among other criteria.  Despite management’s diligent estimate of the recourse reserve, the Bank is still subject to risks and uncertainties associated with potentially higher loan repurchase claims from investors, primarily those related to loans originated and sold in the calendar years 2004 through 2007.  The following table shows the summary of the recourse liability for the quarters and six months ended December 31, 2010 and 2009:

	For the Quarters Ended December 31,		For the Six Months Ended December 31,
Recourse Liability	2010	2009	2010	2009
(In Thousands)

Balance, beginning of the period	$ 6,498	$ 4,456	$ 6,335	$ 3,406
Provision	173	1,864	709	3,053
Net settlements in lieu of loan repurchases	(1,376)	(1,217)	(1,749)	(1,356)
Balance, end of the period	$ 5,295	$ 5,103	$ 5,295	$ 5,103

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located.  If real estate values continue to decline further from the levels described in the following tables (which were calculated at the time of loan origination), the value of real estate collateral securing the Corporation’s loans could be significantly reduced.  The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  The Corporation generally does not update the loan-to-value ratio (“LTV”) on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower (in which case specific loan valuation allowances are established, if required).  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following tables may be understated in comparison to their current LTV ratios as a result of their year of origination, the subsequent general decline in real estate values that occurred and the specific location of the individual properties.  The Corporation has not quantified the current LTVs of its loans held for investment nor the impact of the decline in real estate values has had on the original LTVs of its loans held for investment.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of December 31, 2010:

		Weighted-	Weighted-	Weighted-
	Outstanding	Average	Average	Average
(Dollars In Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 265,225	735	73%	4.33 years
Stated income (5)	$ 276,399	731	72%	5.01 years
FICO less than or equal to 660	$ 16,663	641	69%	5.85 years
Over 30-year amortization	$ 20,134	738	68%	5.27 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $34.3 million of “Interest only,” $33.6 million of “Stated income,” $3.9 million of “FICO less than or equal to 660,” and $2.2 million of “Over 30-year amortization” balances were non-performing.

(2)
Based on borrowers’ FICO scores at the time of loan origination.  The FICO score represents the creditworthiness of a borrower based on the borrower’s credit history, as reported by an independent third party.  A higher FICO score indicates a greater degree of creditworthiness.  Bank regulators have issued guidance stating that a FICO score of 660 and below is indicative of a “subprime” borrower.

(3)	Loan-to-value (“LTV”) is the ratio calculated by dividing the current loan balance by the lower of original appraised value or purchase price of the real estate collateral.
(4)	Seasoning describes the number of years since the funding date of the loan.
(5)	Stated income is defined as borrower stated income on his/her loan application which was not subject to verification during the loan origination process.

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2010:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$ 5,400	30%	7%
Fully amortize between 1 year and 5 years	70,999	15%	1%
Fully amortize after 5 years	188,826	12%	3%
Total	$ 265,225	13%	2%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of December 31, 2010:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$ 223,611	11%	1%
Interest rate reset between 1 year and 5 years	52,738	19%	2%
Interest rate reset after 5 years	50	-%	-%
Total	$ 276,399	12%	1%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of interest rates on adjustable rate mortgage loans (primarily interest only single-family loans) to a fully-amortizing status has not created a payment shock for most of the Bank’s borrowers primarily because the loans are repricing at a 2.75% margin over six-month LIBOR which has resulted in a lower interest rate than the borrowers pre-adjustment interest rate.  Management expects that the economic recovery will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future.  The higher delinquency levels experienced by the Bank during fiscal 2010 and the first six months of fiscal 2011 were primarily due to high unemployment caused by the recession and the decline in real estate values, particularly in Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at December 31, 2010:

	Calendar Year of Origination
	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	2010	Total
Loan balance (in thousands)	$12,462	$21,542	$74,475	$162,587	$134,886	$85,669	$34,188	$1,591	$817	$528,217
Weighted-average LTV (1)	50%	68%	74%	72%	71%	72%	76%	58%	73%	71%
Weighted-average age (in years)	14.54	7.35	6.30	5.44	4.46	3.48	2.74	1.62	0.59	5.09
Weighted-average FICO (2)	696	720	723	731	741	732	743	750	731	733
Number of loans	139	86	227	421	301	164	64	6	2	1,410

Geographic breakdown (%)
Inland Empire	36%	39%	30%	30%	29%	29%	29%	100%	100%	31%
Southern California (3)	58%	57%	64%	62%	52%	40%	41%	-%	-%	54%
Other California (4)	4%	4%	5%	7%	17%	30%	30%	-%	-%	14%
Other States	2%	-%	1%	1%	2%	1%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at December 31, 2010:

	Calendar Year of Origination
	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	2010	Total
Loan balance (in thousands)	$5,936	$11,324	$40,571	$53,424	$95,349	$96,572	$16,129	$ -	$974	$320,279
Weighted-average LTV (1)	39%	54%	51%	53%	55%	56%	51%	-%	69%	54%
Weighted-average DCR (2)	1.89x	1.43x	1.46x	1.28x	1.27x	1.25x	1.39x	-x	1.33x	1.31x
Weighted-average age (in years)	10.51	7.47	6.52	5.50	4.55	3.48	2.69	-	0.68	4.74
Weighted-average FICO (3)	740	708	711	708	707	700	755	-	715	711
Number of loans	14	26	56	88	108	118	22	-	4	436

Geographic breakdown (%)
Inland Empire	35%	8%	21%	7%	13%	3%	9%	-%	-%	10%
Southern California (4)	65%	80%	75%	65%	57%	85%	89%	-%	33%	72%
Other California (5)	-%	12%	3%	27%	27%	12%	2%	-%	67%	17%
Other States	-%	-%	1%	1%	3%	-%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	-%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral or purchase price of the real estate collateral.
(2)	Debt Coverage Ratio (“DCR”) at time of origination.
(3)	At time of loan origination.
(4)	Other than the Inland Empire.
(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2010:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 181,236	3%	-%	6%
Interest rate reset or mature between 1 year and 5 years	104,147	-%	-%	5%
Interest rate reset or mature after 5 years	34,896	-%	-%	14%
Total	$ 320,279	2%	-%	7%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at December 31, 2010:

	Calendar Year of Origination
	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	2010	Total (5) (6)
Loan balance (in thousands)	$9,027	$12,439	$8,978	$16,453	$21,008	$19,839	$6,226	$11,217	$533	$105,720
Weighted-average LTV (1)	46%	45%	51%	48%	56%	54%	37%	59%	49%	51%
Weighted-average DCR (2)	1.45x	1.64x	2.53x	2.13x	2.40x	2.32x	1.74x	1.05x	1.59x	2.00x
Weighted-average age (in years)	10.52	7.51	6.47	5.46	4.42	3.50	2.69	1.50	0.49	5.04
Weighted-average FICO (2)	735	729	709	699	719	715	756	722	705	718
Number of loans	14	21	18	22	24	21	10	5	4	139

Geographic breakdown (%):
Inland Empire	92%	52%	45%	66%	22%	40%	7%	86%	58%	50%
Southern California (3)	8%	48%	55%	34%	77%	51%	93%	-%	42%	47%
Other California (4)	-%	-%	-%	-%	1%	9%	-%	-%	-%	2%
Other States	-%	-%	-%	-%	-%	-%	-%	14%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.
(5)
Comprised of the following: $27.8 million in Retail; $26.4 million in Office; $9.4 million in Medical/Dental Office; $9.3 million in Mixed Use; $8.9 million in Light Industrial/Manufacturing; $5.8 million in Warehouse; $3.6 million in Restaurant/Fast Food; $3.5 million in Mini-Storage; $3.0 million in Research and Development; $2.5 million in Mobile Home Park; $2.0 million in School; $1.9 million in Hotel and Motel; $1.1 million in Automotive – Non Gasoline; and $488,000 in Other.

(6)	Consisting of $69.7 million or 65.9% in investment properties and $36.0 million or 34.1% in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of December 31, 2010:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 57,748	4%	-%	22%
Interest rate reset or mature between 1 year and 5 years	33,274	1%	-%	15%
Interest rate reset or mature after 5 years	14,698	-%	-%	63%
Total	$ 105,720	3%	-%	25%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of specific loan loss reserves at the dates indicated:

	At December 31,	At June 30,
	2010	2010
(Dollars In Thousands)

Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$ 23,975	$ 30,129
Multi-family	1,525	3,945
Commercial real estate	1,645	725
Construction	250	350
Commercial business loans	37	-
Consumer loans	-	1
Total	27,432	35,150

Accruing loans past due 90 days or
more	-	-

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	18,620	19,522
Multi-family	2,622	2,541
Commercial real estate	983	1,003
Other	232	-
Commercial business loans	146	567
Total	22,603	23,633

Total non-performing loans	50,035	58,783

Real estate owned, net	13,470	14,667
Total non-performing assets	$ 63,505	$ 73,450

Restructured loans on accrual status:
Mortgage loans:
Single-family	$ 16,149	$ 33,212
Multi-family	918	-
Commercial real estate	1,830	1,832
Other	1,292	1,292
Commercial business loans	94	-
Total	$ 20,283	$ 36,336

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	5.37%	5.84%

Non-performing loans as a percentage of total assets	3.68%	4.20%

Non-performing assets as a percentage of total assets	4.68%	5.25%

The following table describes the non-performing loans by the calendar year of origination as of December 31, 2010:

	Calendar Year of Origination
(Dollars In Thousands)	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	2010	Total
Mortgage loans:
Single-family	$ 83	$ 181	$ 5,928	$ 12,540	$ 10,508	$ 10,476	$ 2,794	$ 85	$ -	$ 42,595
Multi-family	-	-	-	-	4,147	-	-	-	-	4,147
Commercial real estate	-	678	-	643	962	345	-	-	-	2,628
Construction	-	-	-	-	-	250	-	-	-	250
Other	-	-	-	-	-	-	232	-	-	232
Commercial business loans	-	-	-	-	-	-	-	146	37	183
Total	$ 83	$ 859	$ 5,928	$ 13,183	$ 15,617	$ 11,071	$ 3,026	$ 231	$ 37	$ 50,035

The following table describes the non-performing loans by the geographic location as of December 31, 2010:

(Dollars In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$ 13,677	$ 20,754	$ 7,289	$ 875	$ 42,595
Multi-family	744	-	3,403	-	4,147
Commercial real estate	983	1,645	-	-	2,628
Construction	-	250	-	-	250
Other	232	-	-	-	232
Commercial business loans	40	143	-	-	183
Total	$ 15,676	$ 22,792	$ 10,692	$ 875	$ 50,035

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 12 to 19.

The following table summarizes classified assets, which is comprised of classified loans and real estate owned at the dates indicated:

	At December 31, 2010		At June 30, 2010
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$ 9,247	20	$ 8,246	26
Multi-family	2,677	2	2,823	2
Commercial real estate	8,824	7	8,062	6
Other	1,292	1	1,292	1
Commercial business loans	155	2	75	1
Total special mention loans	22,195	32	20,498	36

Substandard loans:
Mortgage loans:
Single-family	44,782	148	50,562	171
Multi-family	5,470	7	6,960	7
Commercial real estate	2,940	8	2,005	6
Construction	250	1	350	1
Other	232	1	-	-
Commercial business loans	194	5	567	3
Total substandard loans	53,868	170	60,444	188

Total classified loans	76,063	202	80,942	224

Real estate owned:
Single-family	11,697	50	13,574	49
Multi-family	920	1	193	1
Commercial real estate	377	1	424	1
Other	476	26	476	26
Total real estate owned	13,470	78	14,667	77

Total classified assets	$ 89,533	280	$ 95,609	301

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated and sold (in thousands):

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Loans originated for sale:
Retail originations	$ 220,794	$ 113,733	$ 454,533	$ 203,408
Wholesale originations	399,748	351,242	815,480	753,142
Total loans originated for sale (1)	620,542	464,975	1,270,013	956,550

Loans sold:
Servicing released	(689,724)	(453,308)	(1,280,313)	(962,097)
Servicing retained	-	(1,492)	(185)	(1,492)
Total loans sold (2)	(689,724)	(454,800)	(1,280,498)	(963,589)

Loans originated for investment:
Mortgage loans:
Single-family	-	218	-	323
Multi-family	-	-	140	-
Commercial real estate	100	1,300	539	1,300
Consumer loans	-	106	-	106
Total loans originated for investment (3)	100	1,624	679	1,729

Loans purchased for investment	-	-	-	-

Mortgage loan principal payments	(28,859)	(29,786)	(56,962)	(63,129)
Real estate acquired in settlement of loans	(10,558)	(14,154)	(25,533)	(26,001)
(Decrease) increase in other items, net (4)	(4,667)	2,174	46	(8,477)
Net decrease in loans held for investment,
loans held for sale at fair value and loans held for sale at lower cost or market	$ (113,166)	$ (29,967)	$ (92,255)	$ (102,917)

(1)	Includes PBM loans originated for sale during the quarters and six months ended December 31, 2010 and 2009 totaling $620.5 million, $465.0 million, $1.27 billion and $956.6 million, respectively.
(2)	Includes PBM loans sold during the quarters and six months ended December 31, 2010 and 2009 totaling $689.6 million, $454.8 million, $1.28 billion and $963.3 million, respectively.
(3)	Includes PBM loans originated for investment during the quarters and six months ended December 31, 2010 and 2009 totaling $0, $218, $0 and $223.0 million, respectively.
(4)	Includes net changes in undisbursed loan funds, advances for escrows/impounds, deferred loan fees or costs, allowance for loan losses and fair value of loans held for sale.

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

The primary investing activity of the Bank is the origination and purchase of loans held for investment and loans held for sale.  During the first six months of fiscal 2011 and 2010, the Bank originated $1.27 billion and $958.3 million of loans, respectively.  The Bank did not purchase any loans from other financial institutions in either the first six months of fiscal 2011 or 2010.  The total loans sold in the first six months of fiscal 2011 and 2010 were $1.28 billion and $963.6 million, respectively.  At December 31, 2010, the Bank had loan origination commitments totaling $92.2 million and undisbursed lines of credit totaling $4.9 million.  The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

The Bank’s primary financing activity is gathering deposits.  During the first six months of fiscal 2011, the net decrease in deposits was $6.3 million in comparison to a net decrease in deposits of $52.5 million during the same period in fiscal 2010.  During the first quarter of fiscal 2010, the Bank prepaid and did not renew deposits from a single depositor with an aggregate balance of $83.0 million in time deposits, consistent with the Bank’s strategy to deleverage the balance sheet.  On December 31, 2010, time deposits that are scheduled to mature in one year or less were $251.7 million.  Historically, the Bank has been able to retain a significant amount of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At December 31, 2010, total cash and cash equivalents were $153.7 million, or 11.32 percent of total assets.    Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may continue to rely on FHLB – San Francisco advances for part of its liquidity needs.  As of December 31, 2010, the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $198.4 million and the remaining unused collateral was $297.3 million.  In addition, the Bank has secured a $28.9 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $29.1 million.  As of December 31, 2010, there was no outstanding borrowing under this facility.

Although the OTS eliminated the minimum liquidity requirement for savings institutions in April 2002, regulations still requires thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended December 31, 2010 increased to 29.8 percent from 26.3 percent during the quarter ended June 30, 2010.  The relatively high level of liquidity is consistent with the Corporation’s strategy to mitigate liquidity risk during this period of economic uncertainty.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements.  Under the OTS prompt corrective action provisions, a minimum ratio of 2.0 percent for Tangible Capital is required to be deemed other than “critically undercapitalized,” while a minimum of 5.0 percent for Core Capital, 10.0 percent for Total Risk-Based Capital and 6.0 percent for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of December 31, 2010, the Bank exceeded all regulatory capital requirements to be deemed “well capitalized.”  The Bank’s actual and required capital amounts and ratios as of December 31, 2010 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 133,042	9.80%
Requirement	27,151	2.00

Excess over requirement	$ 105,891	7.80%

Core capital	$ 133,042	9.80%
Requirement to be “Well Capitalized”	67,877	5.00

Excess over requirement	$ 65,165	4.80%

Total risk-based capital	$ 141,751	15.23%
Requirement to be “Well Capitalized”	93,064	10.00

Excess over requirement	$ 48,687	5.23%

Tier 1 risk-based capital	$ 129,999	13.97%
Requirement to be “Well Capitalized”	55,839	6.00

Excess over requirement	$ 74,160	7.97%

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal and state regulation.  The Corporation paid $228,000 of cash dividends to its shareholders in the first six months of fiscal 2011.

Commitments and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, in the form of originating loans or providing funds under existing lines of credit, loan sale agreements to third parties and put option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying condensed consolidated statements of financial condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  For a discussion on commitments and derivative financial instruments, see Note 7 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 19 to 20.

Supplemental Information

	At	At	At
	December 31,	June 30,	December 31,
	2010	2010	2009

Loans serviced for others (in thousands)	$ 116,049	$ 134,747	$ 146,560

Book value per share	$ 11.99	$ 11.20	$ 10.85

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

The following table is derived from the OTS interest rate risk model and represents the NPV based on the indicated changes in interest rates as of December 31, 2010 (dollars in thousands).

				NPV as Percentage
	Net	NPV	Portfolio	of Portfolio Value	Sensitivity
Basis Points ("bp")	Portfolio	Change	Value of	Assets	Measure
Change in Rates	Value	(1)	Assets	(2)	(3)

+300 bp	$ 141,041	$ (23,457)	$ 1,364,473	10.34%	-134 bp
+200 bp	$ 153,458	$ (11,040)	$ 1,383,266	11.09%	-59 bp
+100 bp	$ 160,739	$ (3,759)	$ 1,397,335	11.50%	-18 bp
0 bp	$ 164,498	$ -	$ 1,408,475	11.68%	- bp
-100 bp	$ 166,357	$ 1,859	$ 1,417,434	11.74%	+6 bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change in comparison to the NPV at December 31, 2010 (“base case”).
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the OTS interest rate risk model, the OTS interest rate risk regulatory guidelines, and represents the change in the NPV at a +200 basis point rate shock at December 31, 2010 and a -100 basis point rate shock at June 30, 2010.

	At December 31, 2010		At June 30, 2010
	(+200 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	11.68%		10.81%
Post-Shock NPV Ratio: NPV as a % of PV Assets	11.09%		10.47%
Sensitivity Measure: Change in NPV Ratio	59	bp	34	bp
TB 13a Level of Risk	Minimal		Minimal

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 200, plus 100 and minus 100 basis points.  The following table describes the results of the analysis at December 31, 2010 and June 30, 2010.

At December 31, 2010		At June 30, 2010
Basis Point (bp)	Change in	Basis Point (bp)	Change in
Change in Rates	Net Interest Income	Change in Rates	Net Interest Income
+200 bp	+29.55%	+200 bp	+21.80%
+100 bp	+21.13%	+100 bp	+14.52%
-100 bp	-8.83%	-100 bp	-16.60%

At both December 31, 2010 and June 30, 2010, the Bank was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2010 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter  and six months ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter and six months ended December 31, 2010, the Corporation did not purchase any equity securities and did not sell any securities that were not registered under the Securities Act of 1933.

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

Provident Financial Holdings, Inc.

February 9, 2011	/s/ Craig G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

February 9, 2011	/s/ Donavon P. Ternes
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