Form 10-Q
period 2011-03-31
PROVIDENT FINANCIAL HOLDINGS INC
filed 2011-05-10
CIK 1010470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ……………………………………..... March 31, 2011

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

Title of class:                                          As of May 3, 2011

Common stock, $ 0.01 par value, per share                                                     11,418,654 shares

PROVIDENT FINANCIAL HOLDINGS, INC.
Table of Contents

PART 1 -	FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Provident Financial Holdings, Inc. filed as a part of the report are as follows:
		Page
	Condensed Consolidated Statements of Financial Condition
	as of March 31, 2011 and June 30, 2010	1
	Condensed Consolidated Statements of Operations
	for the Quarters and Nine Months Ended March 31, 2011 and 2010	2
	Condensed Consolidated Statements of Stockholders’ Equity
	for the Quarters and Nine Months Ended March 31, 2011 and 2010	3
	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended March 31, 2011 and 2010	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

ITEM 2 -	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations:

	General	28
	Safe-Harbor Statement	29
	Critical Accounting Policies	30
	Executive Summary and Operating Strategy	32
	Off-Balance Sheet Financing Arrangements and Contractual Obligations	33
	Comparison of Financial Condition at March 31, 2011 and June 30, 2010	33
	Comparison of Operating Results
	for the Quarters and Nine Months Ended March 31, 2011 and 2010	35
	Asset Quality	44
	Loan Volume Activities	53
	Liquidity and Capital Resources	54
	Commitments and Derivative Financial Instruments	55
	Supplemental Information	55

ITEM 3 -	Quantitative and Qualitative Disclosures about Market Risk	56

ITEM 4 -	Controls and Procedures	58

PART II -	OTHER INFORMATION

ITEM 1 -	Legal Proceedings	58
ITEM 1A -	Risk Factors	58
ITEM 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	58
ITEM 3 -	Defaults Upon Senior Securities	59
ITEM 4 -	(Removed and Reserved)	59
ITEM 5 -	Other Information	59
ITEM 6 -	Exhibits	59

SIGNATURES		61

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Financial Condition
(Unaudited)
Dollars in Thousands

	March 31,	June 30,
	2011	2010
Assets
Cash and cash equivalents	$175,357	$96,201
Investment securities – available for sale, at fair value	27,132	35,003
Loans held for investment, net of allowance for loan losses of
$34,478 and $43,501, respectively	913,396	1,006,260
Loans held for sale, at fair value	146,559	170,255
Accrued interest receivable	3,778	4,643
Real estate owned, net	10,659	14,667
Federal Home Loan Bank (“FHLB”) – San Francisco stock	28,185	31,795
Premises and equipment, net	4,616	5,841
Prepaid expenses and other assets	29,349	34,736

Total assets	$1,339,031	$1,399,401

Liabilities and Stockholders’ Equity

Commitments and Contingencies

Liabilities:
Non interest-bearing deposits	$42,433	$52,230
Interest-bearing deposits	904,502	880,703
Total deposits	946,935	932,933

Borrowings	231,611	309,647
Accounts payable, accrued interest and other liabilities	20,908	29,077
Total liabilities	1,199,454	1,271,657

Stockholders’ equity:
Preferred stock, $.01 par value (2,000,000 shares authorized; none issued and outstanding)
	-	-
Common stock, $.01 par value (40,000,000 shares authorized;
17,610,865 shares issued; 11,418,654 and 11,406,654 shares outstanding, respectively)	176	176
Additional paid-in capital	86,520	85,663
Retained earnings	146,159	135,383
Treasury stock at cost (6,192,211 and 6,204,211 shares, respectively)
	(93,942)	(93,942)
Unearned stock compensation	-	(203)
Accumulated other comprehensive income, net of tax	664	667

Total stockholders’ equity	139,577	127,744

Total liabilities and stockholders’ equity	$1,339,031	$1,399,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC. Condensed Consolidated Statements of Operations (Unaudited) In Thousands, Except Per Share Information
	Quarter Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010
Interest income:
Loans receivable, net	$ 13,715	$ 16,101	$ 44,164	$ 51,375
Investment securities	185	311	643	1,869
FHLB – San Francisco stock	22	22	88	91
Interest-earning deposits	104	71	234	191
Total interest income	14,026	16,505	45,129	53,526

Interest expense:
Checking and money market deposits	225	376	801	1,066
Savings deposits	257	468	884	1,492
Time deposits	1,930	2,738	6,165	9,838
Borrowings	2,442	3,330	8,587	11,854
Total interest expense	4,854	6,912	16,437	24,250

Net interest income, before provision for loan losses	9,172	9,593	28,692	29,276
Provision for loan losses	2,693	2,322	4,618	21,843
Net interest income, after provision for loan losses	6,479	7,271	24,074	7,433

Non-interest income:
Loan servicing and other fees	298	219	697	637
Gain on sale of loans, net	6,680	1,431	25,459	9,804
Deposit account fees	633	667	1,933	2,135
Gain on sale of investment securities, net	-	-	-	2,290
(Loss) gain on sale and operations of real estate owned acquired in the settlement of loans, net	(550)	58	(1,608)	247
Other	1,603	502	2,615	1,458
Total non-interest income	8,664	2,877	29,096	16,571

Non-interest expense:
Salaries and employee benefits	7,170	6,065	22,112	16,848
Premises and occupancy	786	740	2,410	2,282
Equipment	394	334	1,097	1,025
Professional expenses	356	424	1,157	1,177
Sales and marketing expenses	202	174	496	434
Deposit insurance premiums and regulatory assessments	695	636	2,040	2,309
Other	1,409	1,175	4,252	3,595
Total non-interest expense	11,012	9,548	33,564	27,670

Income (loss) before income taxes	4,131	600	19,606	(3,666)
Provision (benefit) for income taxes	1,796	229	8,487	(1,579)
Net income (loss)	$ 2,335	$ 371	$ 11,119	$ (2,087)

Basic earnings (loss) per share	$ 0.20	$ 0.03	$ 0.98	$ (0.26)
Diluted earnings (loss) per share	$ 0.20	$ 0.03	$ 0.98	$ (0.26)
Cash dividends per share	$ 0.01	$ 0.01	$ 0.03	$ 0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Quarters Ended March 31, 2011 and 2010

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at January 1, 2011	11,407,454	$ 176	$ 86,146	$ 143,939	$ (93,942)	$ (68)	$ 540	$ 136,791

Comprehensive income:
Net income				2,335				2,335
Change in unrealized holding gain on securities available for sale, net of reclassification of $0 of net gain included in net income							124	124
Total comprehensive income								2,459

Distribution of restricted stock	11,200
Amortization of restricted stock			172					172
Stock options expense			149					149
Allocations of contribution to ESOP (1)			53			68		121
Cash dividends				(115)				(115)

Balance at March 31, 2011	11,418,654	$ 176	$ 86,520	$ 146,159	$ (93,942)	$ -	$ 664	$ 139,577

(1)	Employee Stock Ownership Plan (“ESOP”).

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income,
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at January 1, 2010	11,395,454	$ 176	$ 85,111	$ 132,038	$ (93,942)	$ (338)	$ 587	$ 123,632

Comprehensive income:
Net income				371				371
Change in unrealized holding gain on investment securities available for sale, net of reclassification of $0 of net gain included in net income							37	37
Total comprehensive income								408

Common stock issuance, net of expenses			(26)					(26)
Distribution of restricted stock	11,200
Amortization of restricted stock			235					235
Stock options expense			186					186
Allocations of contribution to ESOP			(18)			67		49
Cash dividends				(114)				(114)

Balance at March 31, 2010	11,406,654	$ 176	$ 85,488	$ 132,295	$ (93,942)	$ (271)	$ 624	$ 124,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
Dollars in Thousands
For the Nine Months Ended March 31, 2011 and 2010

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2010	11,406,654	$ 176	$ 85,663	$ 135,383	$ (93,942)	$ (203)	$ 667	$ 127,744

Comprehensive income:
Net income				11,119				11,119
Change in unrealized holding loss on investment securities available for sale, net of reclassification of $0 of net gain included in net income							(3)	(3)
Total comprehensive income								11,116

Distribution of restricted stock	12,000
Amortization of restricted stock			374					374
Stock options expense			380					380
Allocations of contribution to ESOP			103			203		306
Cash dividends				(343)				(343)

Balance at March 31, 2011	11,418,654	$ 176	$ 86,520	$ 146,159	$ (93,942)	$ -	$ 664	$ 139,577

	Common Stock		Additional Paid-In	Retained	Treasury	Unearned Stock	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Stock	Compensation	Net of Tax	Total
Balance at July 1, 2009	6,219,654	$ 124	$ 72,709	$ 134,620	$ (93,942)	$ (473)	$ 1,872	$ 114,910

Comprehensive loss:
Net loss				(2,087)				(2,087)
Change in unrealized holding loss on investment securities available for sale, net of reclassification of $1.3 million of net gain included in net loss							(1,248)	(1,248)
Total comprehensive loss								(3,335)

Common stock issuance, net of expenses	5,175,000	52	11,881					11,933
Distribution of restricted stock	12,000
Amortization of restricted stock			446					446
Stock options expense			413					413
Allocations of contribution to ESOP			39			202		241
Cash dividends				(238)				(238)

Balance at March 31, 2010	11,406,654	$ 176	$ 85,488	$ 132,295	$ (93,942)	$ (271)	$ 624	$ 124,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited - In Thousands)

	Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$11,119	$(2,087)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,027	1,214
Provision for loan losses	4,618	21,843
(Recovery) provision for losses on real estate owned	(28)	419
Gain on sale of loans, net	(25,459)	(9,804)
Gain on sale of investment securities, net	-	(2,290)
Loss (gain) on sale of real estate owned, net	187	(2,042)
Gain on sale of premises and equipment, net	(1,080)	-
Stock-based compensation	754	859
ESOP expense	304	238
Decrease in current and deferred income taxes	2,203	1,249
Increase in cash surrender value of the bank owned life insurance	(150)	(149)
Decrease in accounts payable and other liabilities	(1,197)	(1,371)
Decrease (increase) in prepaid expenses and other assets	2,906	(7,722)
Loans originated for sale	(1,693,902)	(1,315,799)
Proceeds from sale of loans	1,738,148	1,323,764
Net cash provided by operating activities	39,450	8,322

Cash flows from investing activities:
Decrease in loans held for investment, net	61,950	78,743
Maturity and call of investment securities available for sale	3,250	2,000
Principal payments from investment securities available for sale	4,610	19,106
Proceeds from sale of investment securities available for sale	-	67,778
Redemption of FHLB – San Francisco stock	3,610	-
Purchase of bank owned life insurance	-	(2,000)
Proceeds from sale of real estate owned	28,963	32,118
Proceeds from sale of premises and equipment	2,189	-
Purchase of premises and equipment	(491)	(288)
Net cash provided by investing activities	104,081	197,457

Cash flows from financing activities:
Increase (decrease) in deposits, net	14,002	(41,328)
Proceeds from long-term borrowings	30,000	-
Repayments of long-term borrowings	(108,036)	(147,034)
ESOP loan payment	2	3
Cash dividends	(343)	(238)
Proceeds from issuance of common stock	-	11,933
Net cash used for financing activities	(64,375)	(176,664)

Net increase in cash and cash equivalents	79,156	29,115
Cash and cash equivalents at beginning of period	96,201	56,903
Cash and cash equivalents at end of period	$175,357	$86,018
Supplemental information:
Cash paid for interest	$17,007	$24,723
Cash paid for income taxes	$6,280	$2,040
Transfer of loans held for sale to held for investment	$163	$-
Real estate acquired in the settlement of loans	$36,146	$45,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROVIDENT FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Note 1: Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal, recurring nature.  The condensed consolidated statements of financial condition at June 30, 2010 are derived from the audited consolidated financial statements of Provident Financial Holdings, Inc. and its wholly-owned subsidiary, Provident Savings Bank, F.S.B. (the “Bank”) (collectively, the “Corporation”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to interim financial reporting.  It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2010.  The results of operations for the quarter and nine months ended March 31, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2011.

Note 2: Accounting Standard Updates (“ASU”)

Financial Accounting Standards Board (“FASB”) ASU 2010-20:
In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU requires additional disclosures that facilitate financial statement users’ evaluation of the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings (“TDR”) that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. These disclosures as of the end of a reporting period are originally scheduled to be effective for interim and annual reporting periods ending on or after December 15, 2010; however, it is currently deferred until the first interim or annual period beginning on after June 15, 2011 (per ASU 2011-02, dated April 2011).  The Corporation does not expect ASU 2010-20 to have a material effect on its condensed consolidated financial statements.

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

As of March 31, 2011 and 2010, there were outstanding options to purchase 837,700 shares and 905,200 shares of the Corporation’s common stock, respectively, of which 656,700 shares and 905,200 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.  As of March 31, 2011 and 2010, there were outstanding unvested restricted stock of 112,300 shares and 124,300 shares, respectively, of which 12,800 shares and 124,300 shares, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.

The following table provides the basic and diluted EPS computations for the quarters and nine months ended March 31, 2011 and 2010, respectively.

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
(In Thousands, Except Earnings (Loss) Per Share)	2011	2010	2011	2010
Numerator:
Net income (loss) – numerator for basic earnings (loss) per share and diluted earnings (loss) per share - available to common stockholders	$2,335	$371	$11,119	$(2,087)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted-average shares	11,399	11,326	11,379	8,115

Effect of dilutive securities	36	-	15	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted-average shares and assumed conversions	11,435	11,326	11,394	8,115

Basic earnings (loss) per share	$0.20	$0.03	$0.98	$(0.26)
Diluted earnings (loss) per share	$0.20	$0.03	$0.98	$(0.26)

Note 4: Operating Segment Reports

The Corporation operates in two business segments: community banking through the Bank and mortgage banking through Provident Bank Mortgage (“PBM”), a division of the Bank.

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the quarters ended March 31, 2011 and 2010, respectively (in thousands).

	For the Quarter Ended March 31, 2011
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, before provision for loan losses	$ 8,266	$ 906	$ 9,172
Provision for loan losses	1,080	1,613	2,693
Net interest income (expense), after provision for loan losses	7,186	(707)	6,479

Non-interest income:
Loan servicing and other fees (1)	283	15	298
Gain on sale of loans, net	4	6,676	6,680
Deposit account fees	633	-	633
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(501)	(49)	(550)
Other	1,603	-	1,603
Total non-interest income	2,022	6,642	8,664

Non-interest expense:
Salaries and employee benefits	3,636	3,534	7,170
Premises and occupancy	546	240	786
Operating and administrative expenses	1,586	1,470	3,056
Total non-interest expense	5,768	5,244	11,012
Income before income taxes	3,440	691	4,131
Provision for income taxes	1,505	291	1,796
Net income	$ 1,935	$ 400	$ 2,335
Total assets, end of period	$ 1,194,594	$ 144,437	$ 1,339,031

(1)	Includes an inter-company charge of $4 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Quarter Ended March 31, 2010
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, before provision for loan losses	$ 8,909	$ 684	$ 9,593
Provision for loan losses	2,059	263	2,322
Net interest income, after provision for loan losses	6,850	421	7,271

Non-interest income:
Loan servicing and other fees	207	12	219
(Loss) gain on sale of loans, net	(15)	1,446	1,431
Deposit account fees	667	-	667
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	25	33	58
Other	502	-	502
Total non-interest income	1,386	1,491	2,877

Non-interest expense:
Salaries and employee benefits	3,581	2,484	6,065
Premises and occupancy	569	171	740
Operating and administrative expenses	1,574	1,169	2,743
Total non-interest expense	5,724	3,824	9,548
Income (loss) before income taxes	2,512	(1,912)	600
Provision (benefit) for income taxes	1,033	(804)	229
Net income (loss)	$ 1,479	$ (1,108)	$ 371
Total assets, end of period	$ 1,250,341	$ 154,979	$ 1,405,320

The following tables set forth condensed consolidated statements of operations and total assets for the Corporation’s operating segments for the nine months ended March 31, 2011 and 2010, respectively (in thousands).

	For the Nine Months Ended March 31, 2011
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, before provision for loan losses	$ 25,590	$ 3,102	$ 28,692
Provision for loan losses	2,273	2,345	4,618
Net interest income, after provision for loan losses	23,317	757	24,074

Non-interest income:
Loan servicing and other fees (1)	657	40	697
(Loss) gain on sale of loans, net	(117)	25,576	25,459
Deposit account fees	1,933	-	1,933
Loss on sale and operations of real estate owned acquired in the settlement of loans, net	(1,522)	(86)	(1,608)
Other	2,613	2	2,615
Total non-interest income	3,564	25,532	29,096

Non-interest expense:
Salaries and employee benefits	10,112	12,000	22,112
Premises and occupancy	1,702	708	2,410
Operating and administrative expenses	4,796	4,246	9,042
Total non-interest expense	16,610	16,954	33,564
Income before taxes	10,271	9,335	19,606
Provision for income taxes	4,562	3,925	8,487
Net income	$ 5,709	$ 5,410	$ 11,119
Total assets, end of period	$ 1,194,594	$ 144,437	$ 1,339,031

(1)	Includes an inter-company charge of $4 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

	For the Nine Months Ended March 31, 2010
		Provident
	Provident	Bank	Consolidated
	Bank	Mortgage	Totals
Net interest income, before provision for loan losses	$ 26,986	$ 2,290	$ 29,276
Provision for loan losses	21,261	582	21,843
Net interest income, after provision for loan losses	5,725	1,708	7,433

Non-interest income:
Loan servicing and other fees (1)	596	41	637
(Loss) gain on sale of loans, net	(5)	9,809	9,804
Deposit account fees	2,135	-	2,135
Gain on sale of investment securities, net	2,290	-	2,290
Gain on sale and operations of real estate owned acquired in the settlement of loans, net	208	39	247
Other	1,458	-	1,458
Total non-interest income	6,682	9,889	16,571

Non-interest expense:
Salaries and employee benefits	9,559	7,289	16,848
Premises and occupancy	1,767	515	2,282
Operating and administrative expenses	5,204	3,336	8,540
Total non-interest expense	16,530	11,140	27,670
(Loss) income before taxes	(4,123)	457	(3,666)
(Benefit) provision for income taxes	(1,771)	192	(1,579)
Net (loss) income	$ (2,352)	$ 265	$ (2,087)
Total assets, end of period	$ 1,250,341	$ 154,979	$ 1,405,320

(1)	Includes an inter-company charge of $1 credited to PBM by the Bank during the period to compensate PBM for originating loans held for investment.

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities as of March 31, 2011 and June 30, 2010 were as follows:

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government agency MBS (1)	$ 14,522	$ 528	$ -	$ 15,050	$ 15,050
U.S. government sponsored enterprise MBS	10,266	450	-	10,716	10,716
Private issue CMO (2)	1,433	-	(67)	1,366	1,366
Total investment securities	$ 26,221	$ 978	$ (67)	$ 27,132	$ 27,132

(1)	Mortgage-backed securities (“MBS”).
(2)	Collateralized Mortgage Obligations (“CMO”).

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Carrying Value
(In Thousands)
Available for sale
U.S. government sponsored enterprise debt securities	$ 3,250	$ 67	$ -	$ 3,317	$ 3,317
U.S. government agency MBS	17,291	424	-	17,715	17,715
U.S. government sponsored enterprise MBS	11,957	499	-	12,456	12,456
Private issue CMO	1,599	-	(84)	1,515	1,515
Total investment securities	$ 34,097	$ 990	$ (84)	$ 35,003	$ 35,003

The Bank evaluates individual investment securities quarterly for other-than-temporary declines in market value.  The Bank does not believe that there are any other-than-temporary impairments at March 31, 2011 and June 30, 2010; therefore, no impairment losses have been recorded for the quarter and nine months ended March 31, 2011.

Contractual maturities of investment securities as of March 31, 2011 and June 30, 2010 were as follows:

	March 31, 2011		June 30, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Available for sale
Due in one year or less	$-	$-	$-	$-
Due after one through five years	-	-	3,250	3,317
Due after five through ten years	-	-	-	-
Due after ten years	26,221	27,132	30,847	31,686
Total investment securities	$26,221	$27,132	$34,097	$35,003

Note 6: Loans Held for Investment

Loans held for investment consisted of the following:

	March 31, 2011	June 30, 2010
Mortgage loans:
Single-family	$ 513,263	$ 583,126
Multi-family	319,229	343,551
Commercial real estate	104,354	110,310
Construction	400	400
Other	1,531	1,532
Commercial business loans	5,515	6,620
Consumer loans	735	857
Total loans held for investment, gross	945,027	1,046,396

Deferred loan costs, net	2,847	3,365
Allowance for loan losses	(34,478)	(43,501)
Total loans held for investment, net	$ 913,396	$ 1,006,260

As of March 31, 2011, the Bank had $53.4 million in mortgage loans that are subject to negative amortization, consisting of $34.2 million in multi-family loans, $11.6 million in commercial real estate loans and $7.6 million in single-family loans.  This compares to $60.9 million of negative amortization mortgage loans at June 30, 2010, consisting of $38.4 million in multi-family loans, $12.9 million in commercial real estate loans and $9.6 million in single-family loans.  Negative amortization involves a greater risk to the Bank because the loan principal balance may increase by a range of 110% to 115% of the original loan amount during the period of negative amortization and because the loan payment may increase beyond the means of the borrower when loan principal amortization is required.  Also, the Bank has originated interest-only ARM loans, which typically have a fixed interest rate for the first two to five years coupled with an interest only payment, followed by a periodic adjustable rate and a fully amortizing loan payment.  As of March 31, 2011 and June 30, 2010, the interest-only ARM loans were $263.3 million and $317.6 million, or 27.8% and 30.3% of loans held for investment, respectively.

The following table sets forth information at March 31, 2011 regarding the dollar amount of loans held for investment that are contractually repricing during the periods indicated, segregated between adjustable rate loans and fixed rate loans.  Fixed-rate loans comprised 5% of loans held for investment at March 31, 2011, as compared to 4% at June 30, 2010.  Adjustable rate loans having no stated repricing dates but reprice when the index they are tied to reprices (e.g. prime rate index) and checking account overdrafts are reported as repricing within one year.  The table does not include any estimate of prepayments which may cause the Bank’s actual repricing experience to differ materially from that shown below.

	Adjustable Rate
		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Fixed
(In Thousands)	One Year	3 Years	5 Years	10 Years	Rate	Total
Mortgage loans:
Single-family	$ 417,327	$ 87,871	$ 2,889	$ 635	$ 4,541	$ 513,263
Multi-family	187,885	84,932	8,716	22,305	15,391	319,229
Commercial real estate	59,623	18,711	1,825	2,277	21,918	104,354
Construction	400	-	-	-	-	400
Other	1,292	-	-	-	239	1,531
Commercial business loans	2,459	-	-	-	3,056	5,515
Consumer loans	676	-	-	-	59	735
Total loans held for investment, gross	$ 669,662	$ 191,514	$ 13,430	$ 25,217	$ 45,204	$ 945,027

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

The following table is provided to disclose additional details on the Corporation’s allowance for loan losses:

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
(Dollars in Thousands)	2011	2010	2011	2010
Allowance at beginning of period	$36,925	$55,364	$43,501	$45,445

Provision for loan losses	2,693	2,322	4,618	21,843

Recoveries:
Mortgage loans:
Single-family	-	149	1	442
Construction	-	-	-	47
Consumer loans	1	-	1	-
Total recoveries	1	149	2	489

Charge-offs:
Mortgage loans:
Single-family	(4,937)	(6,522)	(13,427)	(16,215)
Multi-family	(201)	(205)	(204)	(450)
Commercial real estate	-	(254)	-	(254)
Consumer loans	(3)	(5)	(12)	(9)
Total charge-offs	(5,141)	(6,986)	(13,643)	(16,928)

Net charge-offs	(5,140)	(6,837)	(13,641)	(16,439)
Balance at end of period	$34,478	$50,849	$34,478	$50,849

Allowance for loan losses as a percentage of gross loans held for investment
	3.64%	4.69%	3.64%	4.69%

Net charge-offs as a percentage of average loans outstanding during the period (annualized)
	1.94%	2.35%	1.62%	1.79%

Allowance for loan losses as a percentage of non-performing loans at the end of the period
	73.91%	68.86%	73.91%	68.86%

The following tables identify the Corporation’s total recorded investment in non-performing loans by type, net of specific allowances for loan losses, at March 31, 2011 and June 30, 2010:

(In Thousands)	March 31, 2011
	Recorded Investment	Allowance For Loan Losses	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$ 51,380	$ (14,704)	$ 36,676
Without a related allowance	669	-	669
Total single-family loans	52,049	(14,704)	37,345
Multi-family:
With a related allowance	5,290	(1,396)	3,894
Without a related allowance	1,032	-	1,032
Total multi-family loans	6,322	(1,396)	4,926

Commercial real estate:
With a related allowance	2,441	(54)	2,387
Without a related allowance	393	-	393
Total commercial real estate loans	2,834	(54)	2,780

Construction:
With a related allowance	400	(150)	250
Total construction loans	400	(150)	250

Other:
With a related allowance	1,530	(327)	1,203
Total other loans	1,530	(327)	1,203

Commercial business loans:
With a related allowance	350	(347)	3
Without a related allowance	142	-	142
Total commercial business loans	492	(347)	145
Total non-performing loans	$ 63,627	$ (16,978)	$ 46,649

(In Thousands)	June 30, 2010
	Recorded Investment	Allowance For Loan Losses	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$ 61,184	$ (15,348)	$ 45,836
Without a related allowance	3,815	-	3,815
Total single-family loans	64,999	(15,348)	49,651
Multi-family:
With a related allowance	7,196	(1,665)	5,531
Without a related allowance	955	-	955
Total multi-family loans	8,151	(1,665)	6,486

Commercial real estate:
With a related allowance	1,501	(436)	1,065
Without a related allowance	663	-	663
Total commercial real estate loans	2,164	(436)	1,728

Construction:
With a related allowance	400	(50)	350
Total construction loans	400	(50)	350

Commercial business loans:
With a related allowance	750	(326)	424
Without a related allowance	143	-	143
Total commercial business loans	893	(326)	567

Consumer loans:
Without a related allowance	1	-	1
Total consumer loans	1	-	1
Total non-performing loans	$ 76,608	$ (17,825)	$ 58,783

At March 31, 2011 and June 30, 2010, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

The following table describes the aging analysis (length of time on non-performing status) of non-performing loans, net of allowance, as of March 31, 2011:

(In Thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Mortgage loans:
Single-family	$ 12,158	$ 9,867	$ 4,803	$ 10,517	$ 37,345
Multi-family	1,032	-	-	3,894	4,926
Commercial real estate	1,293	-	375	1,112	2,780
Construction	-	-	-	250	250
Other	972	231	-	-	1,203
Commercial business loans	-	3	-	142	145
Total	$ 15,455	$ 10,101	$ 5,178	$ 15,915	$ 46,649

During the quarters ended March 31, 2011 and 2010, the Corporation’s average investment in non-performing loans was $47.8 million and $81.5 million, respectively.  Interest income of $1.7 million and $1.9 million was recognized, based on cash receipts, on non-performing loans during the quarters ended March 31, 2011 and 2010, respectively.  The Corporation records interest on non-performing loans utilizing the cash basis method of accounting during the periods when the loans are on non-performing status.  Foregone interest income, which would have been recorded had the non-performing loans been current in accordance with their original terms, amounted to $381,000 and $708,000 for the quarters ended March 31, 2011 and 2010, respectively, and was not included in the results of operations.

For the nine months ended March 31, 2011 and 2010, the Corporation’s average net investment in non-performing loans was $52.8 million and $82.1 million, respectively.  Interest income of $5.2 million and $4.8 million was recognized, based on cash receipts, during the nine months ended March 31, 2011 and 2010, respectively.  The foregone interest income amounted to $1.0 million and $3.3 million and was not included in the results of operations for the nine months ended March 31, 2011 and 2010, respectively.

For the quarter ended March 31, 2011, eleven loans for $5.6 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as restructured loans.  For the nine months ended March 31, 2011, 53 loans which totaled $24.7 million were modified from their original terms, were re-underwritten and were identified in the Corporation’s asset quality reports as troubled debt restructuring or restructured loans.  As of March 31, 2011, the net outstanding balance of the 103 restructured loans was $44.8 million:  38 were classified as pass and remain on accrual status ($18.1 million); eight were classified as special mention and remain on accrual status ($3.4 million); 56 were classified as substandard ($23.3 million, all are on non-accrual status); and one was classified as loss and fully reserved on non-accrual status.

The Corporation upgrades restructured single-family loans to the pass category if the borrower has demonstrated satisfactory contractual payments for at least six consecutive months; and if the borrower has demonstrated satisfactory contractual payments beyond 12 consecutive months, the loan is no longer categorized as a restructured loan.  In addition to the payment history described above, higher yielding multi-family, commercial real estate, construction and commercial business loans (which are sometimes referred to in this report as “preferred loans”) must also demonstrate a combination of the following characteristics to be upgraded, such as: satisfactory cash flow, satisfactory guarantor support, and additional collateral support, among others.

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

The following table shows the restructured loans by type, net of specific valuation allowances for loan losses, at March 31, 2011 and June 30, 2010:

(In Thousands)	March 31, 2011
	Recorded Investment	Allowance For Loan Losses	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$ 21,251	$ (4,066)	$ 17,185
Without a related allowance	19,929	-	19,929
Total single-family loans	41,180	(4,066)	37,114

Multi-family:
With a related allowance	3,273	(905)	2,368
Without a related allowance	914	-	914
Total multi-family loans	4,187	(905)	3,282

Commercial real estate:
With a related allowance	2,052	(40)	2,012
Without a related allowance	929	-	929
Total commercial real estate loans	2,981	(40)	2,941

Other:
With a related allowance	1,530	(327)	1,203
Total other loans	1,530	(327)	1,203

Commercial business loans:
With a related allowance	94	(91)	3
Without a related allowance	232	-	232
Total commercial business loans	326	(91)	235
Total restructured loans	$ 50,204	$ (5,429)	$ 44,775

(In Thousands)	June 30, 2010
	Recorded Investment	Allowance For Loan Losses	Net Investment
Mortgage loans:
Single-family:
With a related allowance	$ 24,667	$ (5,145)	$ 19,522
Without a related allowance	33,212	-	33,212
Total single-family loans	57,879	(5,145)	52,734

Multi-family:
With a related allowance	3,678	(1,137)	2,541
Total multi-family loans	3,678	(1,137)	2,541

Commercial real estate:
With a related allowance	491	(151)	340
Without a related allowance	2,495	-	2,495
Total commercial real estate loans	2,986	(151)	2,835

Other:
Without a related allowance	1,292	-	1,292
Total other loans	1,292	-	1,292

Commercial business loans:
With a related allowance	793	(369)	424
Without a related allowance	143	-	143
Total commercial business loans	936	(369)	567
Total restructured loans	$ 66,771	$ (6,802)	$ 59,969

During the quarter ended March 31, 2011, twenty-five properties were acquired in the settlement of loans, while 39 previously foreclosed upon properties were sold.  During the nine months ended March 31, 2011, eighty-eight properties were acquired in the settlement of loans, while 101 previously foreclosed upon properties were sold.  As of March 31, 2011, real estate owned was comprised of 64 properties with a net fair value of $10.7 million, primarily located in Southern California.  This compares to 77 real estate owned properties, primarily located in Southern California, with a net fair value of $14.7 million at June 30, 2010.  A new appraisal was obtained on each of the properties at the time of foreclosure and fair value was calculated by using the lower of the appraised value or the listing price of the property, net of disposition costs.  Any initial loss was recorded as a charge to the allowance for loan losses before being transferred to real estate owned.  Subsequently, if there is further deterioration in real estate values, specific real estate owned loss reserves are established and charged to the statement of operations.  In addition, the Corporation reflects costs to carry real estate owned as real estate operating expenses as incurred.

Note 7: Derivative and Other Financial Instruments with Off-Balance Sheet Risks

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit, loan sale commitments to third parties and put option contracts.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the accompanying Condensed Consolidated Statements of Financial Condition.  The Corporation’s exposure to credit loss, in the event of non-performance by the counterparty to these financial instruments, is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in entering into financial instruments with off-balance sheet risk as it does for on-balance sheet instruments.  As of March 31, 2011 and June 30, 2010, the Corporation had commitments to extend credit (on loans to be held for investment and loans to be held for sale) of $137.7 million and $146.7 million, respectively.  The following table provides information regarding undisbursed funds to borrowers on existing lines of credit with the Bank as well as commitments to originate loans to be held for investment.

	March 31,	June 30,
Commitments	2011	2010
(In Thousands)

Undisbursed lines of credit – Mortgage loans	$ 1,164	$ 1,504
Undisbursed lines of credit – Commercial business loans	3,017	3,603
Undisbursed lines of credit – Consumer loans	989	1,698
Commitments to extend credit on loans to be held for investment	210	350
Total	$ 5,380	$ 7,155

In accordance with ASC 815, “Derivatives and Hedging,” and interpretations of the Derivatives Implementation Group of the FASB, the fair value of the commitments to extend credit on loans to be held for sale, loan sale commitments, commitments to sell mortgage-backed securities (“MBS”), put option contracts and call option contracts are recorded at fair value on the Condensed Consolidated Statements of Financial Condition.  At March 31, 2011, $990,000 is included in other assets and $158,000 is included in other liabilities; at June 30, 2011, $3.0 million is included in other assets and $3.4 million in other liabilities.  The Corporation does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

The net impact of derivative financial instruments on the Condensed Consolidated Statements of Operations during the quarters and nine months ended March 31, 2011 and 2010 was as follows:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Derivative Financial Instruments	2011	2010	2011	2010
(In Thousands)

Commitments to extend credit on loans to be held for sale	$ (121)	$ 534	$ (2,126)	$ (949)
Mandatory loan sale commitments	(1,166)	(1,955)	3,441	160
Put option contracts	-	-	(25)	-
Total	$ (1,287)	$ (1,421)	$ 1,290	$ (789)

The outstanding derivative financial instruments at the dates indicated were as follows:

	March 31, 2011		June 30, 2010
		Fair		Fair
Derivative Financial Instruments	Amount	Value	Amount	Value
(In Thousands)

Commitments to extend credit on loans
to be held for sale (1)	$ 137,459	$ 839	$ 146,379	$ 2,965
Best efforts loan sale commitments	(10,900)	-	(7,880)	-
Mandatory loan sale commitments	(263,891)	(7)	(295,334)	(3,449)
Total	$ (137,332)	$ 832	$ (156,835)	$ (484)

(1)	Net of 30.2 percent at March 31, 2011 and 37.8 percent at June 30, 2010 of commitments, which management has estimated may not fund.

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

ASC 740 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset.  To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary.  Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.   The Corporation’s deferred tax asset decreased slightly during the first nine months of fiscal 2011.  The deferred tax asset related to the allowance will be realized when actual charge-offs are made against the allowance.  Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes it is more likely than not the Corporation will realize the deferred tax asset.  The Corporation continues to monitor the deferred tax asset on a quarterly basis for a valuation allowance.   The future realization of these tax benefits primarily hinges on adequate future earnings to utilize the tax benefit.  Prospective earnings or losses, tax law changes or capital changes could prompt the Corporation to reevaluate the assumptions which may be used to establish a valuation allowance.  As of March 31, 2011, the estimated deferred tax asset was $12.6 million.   This compares to the estimated deferred tax asset of $13.8 million at June 30, 2010.  The Corporation did not have any liabilities for uncertain tax positions or any known unrecognized tax benefit at March 31, 2011 or June 30, 2010.

The Corporation files income tax returns for the United States and state of California jurisdictions.  The Internal Revenue Service has audited the Bank’s income tax returns through 1996 and the California Franchise Tax Board has audited the Bank through 1990.  The Internal Revenue Service also completed a review of the Corporation’s income tax returns for fiscal 2006 and 2007.  Tax years subsequent to 2007 remain subject to federal examination, while the California state tax returns for years subsequent to 2004 are subject to examination by state taxing authorities.  The California Franchise Tax Board completed a review of the Corporation’s income tax returns for fiscal 2007 and 2008.  It is the Corporation’s policy to record any penalties or interest charges arising from federal or state taxes as a component of income tax expense.  For the quarters ended March 31, 2011 and 2010, there were no tax penalties or interest charges.  For the nine months ended March 31, 2011 and 2010, a total of $14,000 and $0 in interest charges, respectively, were paid with no penalties.

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

(In Thousands)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Net Unrealized Gain
As of March 31, 2011:
Single-family loans measured at fair value	$ 146,559	$ 142,818	$ 3,741

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

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a recurring basis:

	Fair Value Measurement at March 31, 2011 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government agency MBS	$ -	$ 15,050	$ -	$ 15,050
U.S. government sponsored enterprise MBS	-	10,716	-	10,716
Private issue CMO	-	-	1,366	1,366
Loans held for sale, at fair value	-	146,559	-	146,559
Interest-only strips	-	-	237	237
Derivative financial instruments (1)	-	(158)	990	832
Total	$ -	$ 172,167	$ 2,593	$ 174,760

(1)	Derivative financial instruments include derivative assets and liabilities of $1.1 million and $262,000, respectively.

	Fair Value Measurement at June 30, 2010 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Investment securities:
U.S. government sponsored enterprise debt securities	$ -	$ 3,317	$ -	$ 3,317
U.S. government agency MBS	-	17,715	-	17,715
U.S. government sponsored enterprise MBS	-	12,456	-	12,456
Private issue CMO	-	-	1,515	1,515
Loans held for sale, at fair value	-	170,255	-	170,255
Interest-only strips	-	-	248	248
Derivative financial instruments (1)	-	(3,095)	2,611	(484)
Total	$ -	$ 200,648	$ 4,374	$ 205,022

(1)	Derivative financial instruments include derivative assets and liabilities of $3.0 million and $3.5 million, respectively.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Condensed Consolidated Statements of Financial Condition using Level 3 inputs:

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at January 1, 2011	$ 1,400	$ 184	$ 810	$ 2,394
Total gains or losses (realized/unrealized):
Included in earnings	-	-	(810)	(810)
Included in other comprehensive income	2	53	-	55
Purchases, issuances, and settlements	(36)	-	990	954
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at March 31, 2011	$ 1,366	$ 237	$ 990	$ 2,593

	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(In Thousands)	Private Issue CMO	Interest-Only Strips	Derivative Financial Instruments	Total
Beginning balance at July 1, 2010	$ 1,515	$ 248	$ 2,611	$ 4,374
Total gains or losses (realized/unrealized):
Included in earnings	-	(1)	(6,059)	(6,060)
Included in other comprehensive income	18	(10)	-	8
Purchases, issuances, and settlements	(167)	-	4,438	4,271
Transfers in and/or out of Level 3	-	-	-	-
Ending balance at March 31, 2011	$ 1,366	$ 237	$ 990	$ 2,593

The following fair value hierarchy table presents information about the Corporation’s assets measured at fair value on a nonrecurring basis:

	Fair Value Measurement at March 31, 2011 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 29,701	$ 17,044	$ 46,745
Mortgage servicing assets	-	-	66	66
Real estate owned (1)	-	11,557	-	11,557
Total	$ -	$ 41,258	$ 17,110	$ 58,368

(1) Amounts are based on collateral value as a practical expedient for fair value, and exclude estimated selling costs where determined.

	Fair Value Measurement at June 30, 2010 Using:
(In Thousands)	Level 1	Level 2	Level 3	Total
Non-performing loans (1)	$ -	$ 38,014	$ 18,399	$ 56,413
Mortgage servicing assets	-	-	356	356
Real estate owned (1)	-	15,934	-	15,934
Total	$ -	$ 53,948	$ 18,755	$ 72,703

(1) Amounts are based on collateral value as a practical expedient for fair value, and exclude estimated selling costs where determined.

Note 10: Incentive Plans

As of March 31, 2011, the Corporation had four share-based compensation plans, which are described below.  These plans are the 2010 Equity Incentive Plan, the 2006 Equity Incentive Plan, the 2003 Stock Option Plan and the 1996 Stock Option Plan.  The compensation cost that has been charged against income for these plans was $321,000 and $421,000 for the quarters ended March 31, 2011 and 2010, respectively, and there was no tax benefit from these plans during either quarter.  For the nine months ended March 31, 2011 and 2010, the compensation cost for these plans was $754,000 and $859,000, respectively, and there was no tax benefit from these plans during either period.

Equity Incentive Plan.  The Corporation established and the shareholders approved the 2010 Equity Incentive Plan (“2010 Plan”) and the 2006 Equity Incentive Plan (“2006 Plan”) for directors, advisory directors, directors emeriti, officers and employees of the Corporation and its subsidiary.  The 2010 Plan authorizes 586,250 stock options and 288,750 shares of restricted stock.  The 2010 Plan also provides that no person may be granted more than 117,250 stock options or 43,312 shares of restricted stock in any one year.  The 2006 Plan authorizes 365,000 stock options and 185,000 shares of restricted stock.  The 2006 Plan also provides that no person may be granted more than 73,000 stock options or 27,750 shares of restricted stock in any one year.

Equity Incentive Plan - Stock Options.  Under the 2010 Plan and 2006 Plan (collectively, “the Plans”), options may not be granted at a price less than the fair market value at the date of the grant.  Options typically vest over a five-year or shorter period as long as the director, advisory director, director emeritus, officer or employee remains in service to the Corporation.  The options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the options granted is 10 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions.  The expected volatility is based on implied volatility from historical common stock closing prices for the prior 84 months.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis.  The expected term is based on the historical experience of all fully vested stock option grants and is reviewed annually.  The risk-free interest rate is based on the U.S. Treasury note rate with a term similar to the underlying stock option on the particular grant date.

There was no activity in the third quarter and nine months of fiscal 2011 and 2010, except the forfeiture of 300 stock options in the second quarter of fiscal 2010.  As of March 31, 2011 and 2010, there were 596,450 stock options and 10,200 stock options available for future grants under the Plans, respectively.

The following table summarizes the stock option activity in the Plans for the quarter and nine months ended March 31, 2011.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	354,800	$ 17.45
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at March 31, 2011	354,800	$ 17.45	6.62	$ 228
Vested and expected to vest at March 31, 2011	300,860	$ 18.71	6.54	$ 171
Exercisable at March 31, 2011	139,040	$ 28.31	5.86	$ -

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2010	354,800	$ 17.45
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at March 31, 2011	354,800	$ 17.45	6.62	$ 228
Vested and expected to vest at March 31, 2011	300,860	$ 18.71	6.54	$ 171
Exercisable at March 31, 2011	139,040	$ 28.31	5.86	$ -

As of March 31, 2011 and 2010, there was $332,000 and $642,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the outstanding stock option awards in the Plans.  The expense is expected to be recognized over a weighted-average period of 0.7 years and 1.7 years, respectively.  The forfeiture rate during the first nine months of fiscal 2011 and 2010 was 25 percent and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

Equity Incentive Plan – Restricted Stock.  The Corporation used 288,750 shares and 185,000 shares of its treasury stock to fund the 2010 Plan and the 2006 Plan, respectively.  Awarded shares typically vest over a five-year or shorter period as long as the director, advisory director, director emeriti, officer or employee remains in service to the Corporation.  Once vested, a recipient of restricted stock will have all rights of a shareholder, including the power to vote and the right to receive dividends.  The Corporation recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

In the third quarter of each of fiscal 2011 and 2010, a total of 11,200 shares of restricted stock were vested and distributed, while no restricted stock was awarded or forfeited during either period.  For the first nine months of  each of fiscal 2011 and 2010, a total of 12,000 shares of restricted stock were vested and distributed, while no shares were awarded or forfeited during either period.  As of March 31, 2011 and 2010, there were 314,100 shares and 25,350 shares of restricted stock available for future awards, respectively.

The following table summarizes the unvested restricted stock activity in the quarter and nine months ended March 31, 2011.

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at January 1, 2011	123,500	$ 10.24
Granted	-	$ -
Vested	(11,200)	$ 26.49
Forfeited	-	$ -
Unvested at March 31, 2011	112,300	$ 8.62
Expected to vest at March 31, 2011	84,225	$ 8.62

Unvested Shares	Shares	Weighted-Average Award Date Fair Value
Unvested at July 1, 2010	124,300	$ 10.29
Granted	-	$ -
Vested	(12,000)	$ 25.93
Forfeited	-	$ -
Unvested at March 31, 2011	112,300	$ 8.62
Expected to vest at March 31, 2011	84,225	$ 8.62

As of March 31, 2011 and 2010, the unrecognized compensation expense was $503,000 and $955,000, respectively, related to unvested share-based compensation arrangements awarded under the outstanding restricted stock awards in the 2006 Plan, and reported as a reduction to stockholders’ equity.  This expense is expected to be recognized over a weighted-average period of 0.7 years and 1.7 years, respectively.  Similar to stock options, a forfeiture rate of 25 percent has been applied for the restricted stock compensation expense calculations in the first nine months of fiscal 2011 and 2010.  The fair value of shares vested and distributed during the quarters ended March 31, 2011 and 2010 was $88,000 and $34,000, respectively.  For the first nine months of fiscal 2011 and 2010, the fair value of shares vested and distributed was $92,000 and $38,000, respectively.

Stock Option Plans.  The Corporation established the 2003 Stock Option Plan and the 1996 Stock Option Plan (collectively, the “Stock Option Plans”) for key employees and eligible directors under which options to acquire up to 352,500 shares and 1.15 million  shares of common stock, respectively, may be granted.  Under the Stock Option Plans, stock options may not be granted at a price less than the fair market value at the date of the grant.  Stock options typically vest over a five-year period on a pro-rata basis as long as the employee or director remains in service to the Corporation.  The stock options are exercisable after vesting for up to the remaining term of the original grant.  The maximum term of the stock options granted is 10 years.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions.  The expected volatility is based on implied volatility from historical common stock closing prices for the prior 84 months.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis.  The expected term is based on the historical experience of all fully vested stock option grants and is reviewed annually.  The risk-free interest rate is based on the U.S. Treasury note rate with a term similar to the underlying stock option on the particular grant date.

There was no activity in the third quarter and nine months of fiscal 2011 and 2010, except the forfeiture of 67,500 stock options in the second quarter of fiscal 2011.  As of both March 31, 2011 and 2010, the number of stock options available for future grants under the 2003 Stock Option Plan was 14,900 stock options.  No stock options remain available for future grant under the 1996 Stock Option Plan, which expired in January 2007.

The following is a summary of the activity in the Stock Option Plans for the quarter and nine months ended March 31, 2011.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	482,900	$ 22.23
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Outstanding at March 31, 2011	482,900	$ 22.23	3.31	$ -
Vested and expected to vest at March 31, 2011	474,700	$ 22.20	3.27	$ -
Exercisable at March 31, 2011	450,100	$ 22.11	3.12	$ -

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2010	550,400	$ 20.52
Granted	-	$ -
Exercised	-	$ -
Forfeited	(67,500)	$ 8.28
Outstanding at March 31, 2011	482,900	$ 22.23	3.31	$ -
Vested and expected to vest at March 31, 2011	474,700	$ 22.20	3.27	$ -
Exercisable at March 31, 2011	450,100	$ 22.11	3.12	$ -

As of March 31, 2011 and 2010, there was $115,000 and $264,000 of unrecognized compensation expense, respectively, related to unvested share-based compensation arrangements granted under the outstanding option grants in the Stock Option Plans.  This expense is expected to be recognized over a weighted-average period of 0.9 years and 1.7 years, respectively.  The forfeiture rate during the first nine months of fiscal 2011 and 2010 was 25% and was calculated by using the historical forfeiture experience of all fully vested stock option grants and is reviewed annually.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Provident Financial Holdings, Inc., a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company of Provident Savings Bank, F.S.B. upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”).  The Conversion was completed on June 27, 1996.  At March 31, 2011, the Corporation had total assets of $1.34 billion, total deposits of $946.9 million and total stockholders’ equity of $139.6 million.  The Corporation has not engaged in any significant activity other than holding the stock of the Bank.  Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

The Bank’s business consists of community banking activities and mortgage banking activities, conducted by Provident Bank and Provident Bank Mortgage, a division of the Bank.  Community banking activities primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds in single-family loans, multi-family loans, commercial real estate loans, construction loans, commercial business loans, consumer loans and other real estate loans.  The Bank also offers business checking accounts, other business banking services, and services loans for others.  Mortgage banking activities consist of the origination and sale of mortgage loans secured primarily by single-family residences.  The Bank currently operates 14 retail/business banking offices in Riverside County and San Bernardino County (commonly known as the Inland Empire).  Provident Bank Mortgage operates wholesale loan production offices in Pleasanton and Rancho Cucamonga, California and retail loan production offices in City of Industry, Escondido, Glendora, Pleasanton, Rancho Cucamonga and Riverside (3), California.  The Bank’s revenues are derived principally from interest on its loans and investment securities and fees generated through its community banking and mortgage banking activities.  There are various risks inherent in the Bank’s business including, among others, the general business environment, interest rates, the California real estate market, the demand for loans, the prepayment of loans, the repurchase of loans previously sold to investors, the secondary market conditions to sell loans, competitive conditions, legislative and regulatory changes, fraud and other risks.

The Corporation began to distribute quarterly cash dividends in the quarter ended September 30, 2002.  On February 10, 2011, the Corporation declared a quarterly cash dividend of $0.01 per share for the Corporation’s shareholders of record at the close of business on February 25, 2011, which was paid on March 23, 2011.  Future declarations or payments of dividends will be subject to the consideration of the Corporation’s Board of Directors, which will take into account the Corporation’s financial condition, results of operations, tax considerations, capital requirements, industry standards, legal restrictions, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.  Under Delaware law, dividends may be paid either out of surplus or, if there is no surplus, out of net profits for the current fiscal year and/or the preceding fiscal year in which the dividend is declared.

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

The Corporation measures the impairment loss of restructured loans based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original effective yield of the loan.  Based on published guidance with respect to restructured loans from certain banking regulators and to conform to general practices within the banking industry, the Corporation determined it was appropriate to maintain certain restructured loans on accrual status because there is reasonable assurance of repayment and performance, consistent with the modified terms based upon a current, well-documented credit evaluation.

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

Management accounts for income taxes by estimating future tax effects of temporary differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws.  These differences result in deferred tax assets and liabilities, which are included in the Corporation’s Condensed Consolidated Statements of Financial Condition.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, management is required to make many subjective assumptions and judgments regarding the Corporation’s income tax exposures, including judgments in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in management’s subjective assumptions and judgments can materially affect amounts recognized in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statements of Operations.  Therefore, management considers its accounting for income taxes a critical accounting policy.

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

Community banking operations primarily consist of accepting deposits from customers within the communities surrounding the Bank’s full service offices and investing those funds primarily in single-family, multi-family and commercial real estate loans.  The Bank also, to a lesser extent, makes construction, commercial business, consumer and other loans.  The primary source of income in community banking is net interest income, which is the difference between the interest income earned on loans and investment securities, and the interest expense paid on interest-bearing deposits and borrowed funds.  Additionally, certain fees are collected from depositors, such as returned check fees, deposit account service charges, ATM fees, IRA/KEOGH fees, safe deposit box fees, travelers check fees, wire transfer fees and overdraft protection fees, among others.  As a result of a federal rule which took effect July 6, 2010, the Bank may no longer collect overdraft protection fees unless the consumer consents, or opts in, to the overdraft service; this change is expected to reduce the amount the Bank collects on overdraft protection fees.

During the next three years, subject to market conditions, the Corporation intends to improve its community banking business by moderately growing total assets; by decreasing the concentration of single-family mortgage loans within loans held for investment; and by increasing the concentration of higher yielding preferred loans (i.e., multi-family, commercial real estate, construction and commercial business loans).  In addition, over time, the Corporation intends to decrease the percentage of time deposits in its deposit base and to increase the percentage of lower cost checking and savings accounts.  This strategy is intended to improve core revenue through a higher net interest margin and ultimately, coupled with the growth of the Corporation, an increase in net interest income.  While the Corporation’s long-term strategy is for moderate growth, management has determined that slightly deleveraging, or shrinking, the balance sheet is the most prudent short-term strategy in response to current weaknesses in general economic conditions.  Deleveraging the balance sheet improves capital ratios and mitigates credit and liquidity risk.

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

Provident Financial Corp performs trustee services for the Bank’s real estate secured loan transactions and has in the past held, and may in the future hold real estate for investment.  Investment services operations primarily consist of selling alternative investment products such as annuities and mutual funds to the Bank’s depositors.  Investment services and trustee services contribute a very small percentage of gross revenue.

There are a number of risks associated with the business activities of the Corporation, many of which are beyond the Corporation’s control, including: changes in accounting principles, laws, regulation, interest rates and the economy, among others.  The Corporation attempts to mitigate many of these risks through prudent banking practices, such as interest rate risk management, credit risk management, operational risk management, and liquidity risk management.  The current economic environment presents heightened risk for the Corporation primarily with respect to falling real estate values and higher loan delinquencies.  Declining real estate values may lead to higher loan losses since the majority of the Corporation’s loans are secured by real estate located within California.  Significant declines in the value of California real estate may inhibit the Corporation’s ability to recover on defaulted loans by selling the underlying real estate.  The Corporation’s operating costs may increase significantly as a result of the Dodd-Frank Act.   Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation.  For further details on risk factors, see “Safe-Harbor Statement” on page 29 and “Item 1A – Risk Factors” on page 58.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes the Corporation’s contractual obligations at March 31, 2011 and the effect these obligations are expected to have on the Corporation’s liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Less than	1 to less	3 to	Over
	1 year	than 3 years	5 years	5 years	Total
Operating obligations	$ 1,194	$ 1,417	$ 308	$ 650	$ 3,569
Pension benefits	-	150	400	6,253	6,803
Time deposits	279,793	154,426	52,749	3,296	490,264
FHLB – San Francisco advances	92,094	111,557	12,373	36,343	252,367
FHLB – San Francisco letter of credit	13,000	-	-	-	13,000
FHLB – San Francisco MPF credit enhancement	3,147	-	-	-	3,147
Total	$ 389,228	$ 267,550	$ 65,830	$ 46,542	$ 769,150

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

Comparison of Financial Condition at March 31, 2011 and June 30, 2010

Total assets decreased $60.4 million, or four percent, to $1.34 billion at March 31, 2011 from $1.40 billion at June 30, 2010.  The decrease was primarily attributable to decreases in loans held for investment and loans held for sale, partly offset by an increase in cash and cash equivalents.  The managed decline in total assets and the relatively high balance in cash and cash equivalents were consistent with the Corporation’s strategy of deleveraging the balance sheet to improve capital ratios and to mitigate credit and liquidity risk.

Total cash and cash equivalents, primarily excess cash at the Federal Reserve Bank of San Francisco, increased $79.2 million, or 82 percent, to $175.4 million at March 31, 2011 from $96.2 million at June 30, 2010.  The increase was primarily attributable to the decreases in loans held for investment and loans held for sale, partly offset by the decrease in borrowings.

Total investment securities decreased $7.9 million, or 23 percent, to $27.1 million at March 31, 2011 from $35.0 million at June 30, 2010.  The decrease was primarily the result of a $3.3 million security which was called by the issuer and the scheduled and accelerated principal payments on mortgage-backed securities.  For a further analysis on investment securities, see Note 5 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 11 to 12.

Loans held for investment decreased $92.9 million, or nine percent, to $913.4 million at March 31, 2011 from $1.01 billion at June 30, 2010.  Total loan principal payments during the first nine months of fiscal 2011 were $76.7 million, compared to $85.7 million during the comparable period in fiscal 2010.  In addition, real estate owned acquired in the settlement of loans in the first nine months of fiscal 2011 was $36.1 million, a 20 percent decline from $45.1 million in the same period last year.  During the first nine months of fiscal 2011, the Bank originated $2.2 million of loans held for investment, consisting of single-family, commercial real estate, multi-family and commercial business loans, compared to $2.3 million, primarily in commercial real estate loans, for the same period last year.  During the first nine months of fiscal 2011, the Bank purchased $6.6 million of multi-family loans to be held for investment.  The Bank did not purchase any loans in the first nine months of fiscal 2010, given the economic uncertainty of the banking environment.  The balance of preferred loans decreased seven percent to $429.5 million at March 31, 2011, compared to $460.9 million at June 30, 2010, and represented 45.3 percent and 43.9 percent of loans held for investment at such dates, respectively.  The balance of single-family loans held for investment decreased 12 percent to $513.3 million at March 31, 2011, compared to $583.1 million at June 30, 2010, and represented approximately 54.3 percent and 55.7 percent of loans held for investment at such dates, respectively.  This shift in the loan portfolio mix is consistent with our current business strategy.

The table below describes the geographic dispersion of real estate secured loans held for investment at March 31, 2011 and June 30, 2010, as a percentage of the total dollar amount outstanding (dollars in thousands):

As of March 31, 2011
	Inland Empire		Southern California (1)		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 158,160	31%	$ 277,204	54%	$ 72,929	14%	$ 4,970	1%	$ 513,263	100%
Multi-family	31,964	10%	228,615	72%	55,062	17%	3,588	1%	319,229	100%
Commercial real estate	50,604	48%	49,967	48%	2,177	2%	1,606	2%	104,354	100%
Construction	-	-%	400	100%	-	-%	-	-%	400	100%
Other	1,531	100%	-	-%	-	-%	-	-%	1,531	100%
Total	$ 242,259	26%	$ 556,186	59%	$ 130,168	14%	$ 10,164	1%	$ 938,777	100%

(1)	Other than the Inland Empire.

As of June 30, 2010
	Inland Empire		Southern California		Other California		Other States		Total
Loan Category	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Single-family	$ 176,441	30%	$ 317,238	55%	$ 82,924	14%	$ 6,523	1%	$ 583,126	100%
Multi-family	32,232	10%	248,288	72%	59,401	17%	3,630	1%	343,551	100%
Commercial real estate	55,808	51%	50,566	46%	2,313	2%	1,623	1%	110,310	100%
Construction	-	- %	400	100%	-	- %	-	- %	400	100%
Other	1,532	100%	-	- %	-	- %	-	- %	1,532	100%
Total	$ 266,013	26%	$ 616,492	59%	$ 144,638	14%	$ 11,776	1%	$ 1,038,919	100%

Loans held for sale decreased $23.7 million, or 14 percent, to $146.6 million at March 31, 2011 from $170.3 million at June 30, 2010.  The decrease was primarily due to a timing difference between loan fundings and loan sale settlements.

Total deposits increased $14.0 million, or two percent, to $946.9 million at March 31, 2011 from $932.9 million at June 30, 2010.  Transaction accounts increased $12.3 million, or three percent, to $470.3 million at March 31, 2011 from $458.0 million at June 30, 2010, and time deposits increased $1.8 million to $476.7 million at March 31, 2011 from $474.9 million at June 30, 2010.  The increase in transaction accounts was primarily attributable to the Bank’s marketing strategy to promote transaction accounts and the strategic decision to compete less aggressively on time deposit interest rates.

Borrowings, consisting of FHLB – San Francisco advances, decreased $78.0 million, or 25 percent, to $231.6 million at March 31, 2011 from $309.6 million at June 30, 2010.  The decrease was due primarily to the scheduled maturities and prepayments consistent with the Corporation’s short-term strategy to slightly deleverage the balance sheet.  The weighted-average maturity of the Bank’s FHLB – San Francisco advances was approximately 29 months at March 31, 2011, as compared to the weighted-average maturity of 19 months at June 30, 2010.

Total stockholders’ equity increased $11.9 million, or nine percent, to $139.6 million at March 31, 2011, from $127.7 million at June 30, 2010, primarily as a result of the net income, partly offset by the quarterly cash dividends paid during the first nine months of fiscal 2011.

Comparison of Operating Results for the Quarters and Nine Months Ended March 31, 2011 and 2010

The Corporation’s net income for the quarter ended March 31, 2011 was $2.3 million, an increase of $1.9 million, from $371,000 during the same quarter of fiscal 2010.  The improvement in net earnings was primarily a result of a $5.8 million increase in non-interest income, partly offset by a $1.5 million increase in non-interest expenses and a $1.6 million increase in provision for income taxes.  For the nine months ended March 31, 2011, the Corporation’s net income was $11.1 million, compared to a net loss of $(2.1) million during the same period of fiscal 2010.  The improvement in net income was primarily a result of a $17.2 million decrease in the provision for loan losses and a $12.5 million increase in non-interest income, partly offset by a $5.9 million increase in non-interest expenses and $10.1 million increase in the provision for income taxes.

The Corporation’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income (before provision for loan losses) and non-interest income, improved to 62 percent in the third quarter of fiscal 2011 from 77 percent in the same period of fiscal 2010.  The improvement in the efficiency ratio was primarily the result of an increase in non-interest income, partly offset by an increase in non-interest expense.  For the nine months ended March 31, 2011, the efficiency ratio improved to 58 percent from 60 percent in the nine months ended March 31, 2010.  The improvement in the efficiency ratio was the result of an increase in non-interest income, partly offset by an increase in non-interest expense.

Return on average assets for the quarter ended March 31, 2011 was 0.69 percent, up 59 basis points from 0.10 percent in the same period last year.  For the nine months ended March 31, 2011 and 2010, the return on average assets was 1.08 percent and (0.19) percent, respectively, an improvement of 127 basis points.

Return on average equity for the quarter ended March 31, 2011 was 6.79 percent compared to 1.20 percent for the same period last year.  For the nine months ended March 31, 2011, the return on average equity improved to 11.04 percent from (2.38) percent for the same period last year.

Diluted earnings per share for the quarter ended March 31, 2011 were $0.20, compared to diluted earnings per share of $0.03 for the quarter ended March 31, 2010.  For the nine months ended March 31, 2011 and 2010, the diluted earnings (loss) per share was $0.98 and $(0.26), respectively.  The calculations for the diluted earnings per share for the quarters and nine months ended March 31, 2011 and 2010 include common stock issued as a result of the follow-on public offering completed in December 2009.

Net Interest Income:

For the Quarters Ended March 31, 2011 and 2010.  Net interest income (before the provision for loan losses) decreased $421,000, or four percent, to $9.2 million for the quarter ended March 31, 2011 from $9.6 million in the comparable period in fiscal 2010, due to a decline in average earning assets.  The average balance of earning assets decreased $59.7 million, or four percent, to $1.29 billion in the third quarter of fiscal 2011 from $1.35 billion in the comparable period of fiscal 2010 due to deleverage strategy.  The decrease in the weighted-average yield of interest-earning assets was offset by the decrease in the weighted-average cost of interest-bearing liabilities.  The net interest margin was 2.85 percent in the third quarter of fiscal 2011, unchanged from the same period of fiscal 2010.

For the Nine Months Ended March 31, 2011 and 2010.  Net interest income (before the provision for loan losses) decreased $584,000, or two percent, to $28.7 million for the nine months ended March 31, 2011 from $29.3 million in the comparable period last year due primarily to a decline in average earning assets, partly offset by a higher net interest margin.  The average balance of earning assets decreased $109.7 million, or eight percent, to $1.31 billion in the first nine months of fiscal 2011 from $1.42 billion in the comparable period of fiscal 2010.  The net interest margin was 2.92 percent in the first nine months of fiscal 2011, a 17 basis point increase from 2.75 percent for the same period of fiscal 2010.  The increase in the net interest margin during the first nine months of fiscal 2011 was primarily attributable to a decrease in the weighted-average cost of interest-bearing liabilities which was more than the decrease in the weighted-average yield of interest-earning assets.

Interest Income:

For the Quarters Ended March 31, 2011 and 2010.  Total interest income decreased by $2.5 million, or 15 percent, to $14.0 million for the third quarter of fiscal 2011 from $16.5 million in the same quarter of fiscal 2010.

This decrease was primarily the result of a lower average earning asset yield and a lower average balance of earning assets.  The average yield on earning assets during the third quarter of fiscal 2011 was 4.36 percent, 54 basis points lower than the average yield of 4.90 percent during the same period of fiscal 2010.  The average balance of earning assets decreased $59.7 million, or four percent, to $1.29 billion during the third quarter of fiscal 2011 from $1.35 billion during the comparable period of fiscal 2010.

Loans receivable interest income decreased $2.4 million, or 15 percent, to $13.7 million in the quarter ended March 31, 2011 from $16.1 million for the same quarter of fiscal 2010.  This decrease was attributable to a lower average loan yield and a lower average loan balance.  The average loan yield during the third quarter of fiscal 2011 decreased 37 basis points to 5.17 percent from 5.54 percent during the same quarter last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates and payoffs of loans which carried a higher average yield than the average yield of loans receivable.  The average balance of loans outstanding, including loans held for sale, decreased $100.2 million, or nine percent, to $1.06 billion during the third quarter of fiscal 2011 from $1.16 billion in the same quarter of fiscal 2010.

Interest income from investment securities decreased $126,000, or 41 percent, to $185,000 during the quarter ended March 31, 2011 from $311,000 in the same quarter of fiscal 2010.  This decrease was primarily a result of a decrease in the average balance and a decrease in average yield.  The average balance of investment securities decreased $9.3 million, or 25 percent, to $28.6 million during the third quarter of fiscal 2011 from $37.9 million during the same quarter of fiscal 2010.  The decrease in the average balance was primarily due to the $3.3 million security which was called by the issuer in January 2011 as well as the scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 69 basis points to 2.59 percent during the quarter ended March 31, 2011 from 3.28 percent during the quarter ended March 31, 2010.  The decrease in the average yield of investment securities was primarily attributable to the repricing of mortgage-backed securities to lower interest rates, partly offset by a net discount accretion of $2,000 in the third quarter of fiscal 2011 as compared to a net premium amortization of $9,000 in the comparable quarter of fiscal 2010.  During the third quarter of fiscal 2011, the Bank did not purchase any investment securities, while $885,000 of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco’s cash dividend received in the third quarter of fiscal 2011 was $22,000, unchanged from the same quarter of fiscal 2010.  In the third quarter of fiscal 2011, the Bank received a $1.2 million partial redemption of the FHLB – San Francisco’s excess capital stock as compared to no capital stock redemption in the same period of fiscal 2010.

For the Nine Months Ended March 31, 2011 and 2010.  Total interest income decreased by $8.4 million, or 16 percent, to $45.1 million for the first nine months of fiscal 2011 from $53.5 million in the comparable period of fiscal 2010.  This decrease was primarily the result of a lower average earning asset yield and a lower average balance of earning assets.  The average yield on earning assets during the first nine months of fiscal 2011 was 4.59 percent, 44 basis points lower than the average yield of 5.03 percent during the same period of fiscal 2010.  The average balance of earning assets decreased $109.7 million to $1.31 billion during the first nine months of fiscal 2011 from $1.42 billion during the comparable period of fiscal 2010.

Loans receivable interest income decreased $7.2 million, or 14 percent, to $44.2 million in the nine months ended March 31, 2011 from $51.4 million for the same period ended March 31, 2010.  This decrease was attributable to a lower average loan yield and a lower average loan balance.  The average loan yield during the first nine months of fiscal 2011 decreased 37 basis points to 5.24 percent from 5.61 percent during the same period last year.  The decrease in the average loan yield was primarily attributable to the repricing of adjustable rate loans to lower interest rates and payoffs of loans which carried a higher average yield than the average yield of loans receivable.  The average balance of loans outstanding, including loans held for sale, decreased $97.5 million, or eight percent, to $1.12 billion during the first nine months of fiscal 2011 from $1.22 billion in the same period of fiscal 2010.

Interest income from investment securities decreased $1.2 million, or 66 percent, to $643,000 during the nine months ended March 31, 2011 from $1.9 million in the same period ended March 31, 2010.  This decrease was primarily a result of a decrease in the average balance and a decrease in average yield.  The average balance of investment securities decreased $32.6 million, or 51 percent, to $31.6 million for the first nine months of fiscal 2011 from $64.2 million in the same period of fiscal 2010.  The decrease in the average balance was primarily due to the sale of $67.8 million of investment securities during the first nine months of fiscal 2010 for a net gain of $2.3 million as well as scheduled and accelerated principal payments on mortgage-backed securities.  The average yield on investment securities decreased 117 basis points to 2.71 percent during the nine months ended March 31, 2011 from 3.88 percent during the same period ended March 31, 2010.  The decrease in the average yield of investment securities was primarily attributable to the sale of investment securities with a higher yield than the average yield on investment securities, the repricing of adjustable rate mortgage-backed securities to lower interest rates, partly offset by a lower net premium amortization ($16,000 in the first nine months of fiscal 2011 as compared to $106,000 in the comparable period of fiscal 2010).  The lower net premium amortization was attributable to lower MBS principal payments with lower outstanding premiums in the first nine months of fiscal 2011 as compared to the same period last year.  During the first nine months of fiscal 2011, the Bank did not purchase any investment securities, while $4.6 million of principal payments were received on mortgage-backed securities.

The FHLB – San Francisco’s cash dividend received in the first nine months of fiscal 2011 was $88,000, compared to a cash dividend of $91,000 received in the first nine months of fiscal 2010. For the first nine months of fiscal 2011, the Bank received a $3.6 million partial redemption of the FHLB – San Francisco’s excess capital stock as compared to no capital stock redemption in the same period of fiscal 2010.

Interest Expense:

For the Quarters Ended March 31, 2011 and 2010.  Total interest expense for the quarter ended March 31, 2011 was $4.9 million as compared to $6.9 million for the same period last year, a decrease of $2.0 million, or 29 percent.  This decrease was primarily attributable to a lower average cost of interest-bearing liabilities, particularly deposits, and a lower average balance of interest-bearing liabilities.  The average cost of interest-bearing liabilities was 1.66 percent during the quarter ended March 31, 2011, down 55 basis points from 2.21 percent during the same period last year, primarily as a result of a decrease in time deposit balances.  The average balance of interest-bearing liabilities decreased $84.2 million, or seven percent, to $1.19 billion during the third quarter of fiscal 2011 from $1.27 billion during the same period of fiscal 2010, primarily as a result of decreases in time deposit balances and outstanding borrowings.

Interest expense on deposits for the quarter ended March 31, 2011 was $2.4 million as compared to $3.6 million for the same period last year, a decrease of $1.2 million, or 33 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and a lower average balance.  The average cost of deposits decreased to 1.04 percent during the quarter ended March 31, 2011 from 1.54 percent during the same quarter last year, a decrease of 50 basis points.  The decrease in the average cost of deposits was attributable primarily to new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with relatively low short-term market interest rates.  The average balance of deposits decreased $5.0 million to $937.8 million during the quarter ended March 31, 2011 from $942.8 million during the same period last year.  The decrease in the average balance was primarily attributable to a decrease in time deposits, partly offset by an increase in transaction account (“core”) deposits.  Strategically, the Bank has been promoting core deposits and competing less aggressively for time deposits.  The increase in transaction accounts was also attributable to the impact of depositors seeking an alternative to lower yielding time deposits in light of the currently low interest rate environment.  The average balance of transaction deposits to total deposits in the third quarter of fiscal 2011 was 50 percent, compared to 46 percent in the same period of fiscal 2010.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the quarter ended March 31, 2011 decreased $888,000, or 27 percent, to $2.4 million from $3.3 million for the same period last year.  The decrease in interest expense on borrowings was the result of a lower average balance and a lower average cost.  The average balance of borrowings decreased $79.3 million, or 24 percent, to $248.7 million during the quarter ended March 31, 2011 from $328.0 million during the same period last year, consistent with the Corporation’s short-term deleveraging strategy.  The decrease in the average balance was due primarily to scheduled maturities.  The average cost of borrowings decreased to 3.98 percent for the quarter ended March 31, 2011 from 4.12 percent in the same quarter last year, a decrease of 14 basis points.  The decrease in average cost was due primarily to maturities of higher costing advances.

For the Nine Months Ended March 31, 2011 and 2010.  Total interest expense for the nine months ended March 31, 2011 was $16.4 million as compared to $24.3 million for the same period last year, a decrease of $7.9 million, or 33 percent.  This decrease was primarily attributable to a lower average cost of interest-bearing liabilities, particularly deposits, and a lower average balance.  The average cost of interest-bearing liabilities, principally deposits and borrowings, was 1.80 percent during the nine months ended March 31, 2011, down 60 basis points from 2.40 percent during the same period last year.  The average balance of interest-bearing liabilities decreased

$131.5 million, or 10 percent, to $1.22 billion during the first nine months of fiscal 2011 from $1.35 billion during the same period of fiscal 2010.

Interest expense on deposits for the nine months ended March 31, 2011 was $7.9 million as compared to $12.4 million for the same period last year, a decrease of $4.5 million, or 36 percent.  The decrease in interest expense on deposits was primarily attributable to a lower average cost and a lower average balance.  The average cost of deposits decreased to 1.12 percent during the nine months ended March 31, 2011 from 1.73 percent during the nine months ended March 31, 2010, a decrease of 61 basis points.  The decrease in the average cost of deposits was attributable primarily to new time deposits with a lower average cost replacing maturing time deposits with a higher average cost, consistent with declining short-term market interest rates.  The average balance of deposits decreased $15.9 million to $936.2 million during the nine months ended March 31, 2011 from $952.1 million during the same period last year.  The decline in the average balance was primarily in time deposits, the result of the Bank’s strategic decision to compete less aggressively for this product, partly offset by an increase in core deposits.  The average balance of transaction deposits to total deposits in the first nine months of fiscal 2011 was 50 percent, compared to 42 percent in the same period of fiscal 2010.

Interest expense on borrowings, consisting of FHLB – San Francisco advances, for the nine months ended March 31, 2011 decreased $3.3 million, or 28 percent, to $8.6 million from $11.9 million for the same period last year.  The decrease in interest expense on borrowings was primarily a result of a lower average balance, partly offset by a slightly higher average cost.  The average balance of borrowings decreased $115.6 million, or 29 percent, to $279.1 million during the nine months ended March 31, 2011 from $394.7 million during the same period last year, consistent with the Corporation’s short-term deleveraging strategy.  The decrease in the average balance was primarily due to the scheduled maturities.  The average cost of borrowings increased slightly to 4.10 percent for the nine months ended March 31, 2011 from 4.00 percent in the same period ended March 31, 2010, an increase of 10 basis points.

The following table depicts the average balance sheets for the quarters and nine months ended March 31, 2011 and 2010, respectively:

Average Balance Sheets
(Dollars in thousands)

	Quarter Ended			Quarter Ended
	March 31, 2011			March 31, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$1,061,647	$13,715	5.17%	$1,161,785	$16,101	5.54%
Investment securities	28,593	185	2.59%	37,878	311	3.28%
FHLB – San Francisco stock	29,258	22	0.30%	33,023	22	0.27%
Interest-earning deposits	167,351	104	0.25%	113,803	71	0.25%

Total interest-earning assets	1,286,849	14,026	4.36%	1,346,489	16,505	4.90%

Non interest-earning assets	59,486			68,017

Total assets	$1,346,335			$1,414,506

Interest-bearing liabilities:
Checking and money market accounts (2)	$262,370	225	0.35%	$239,711	376	0.64%
Savings accounts	206,363	257	0.51%	192,325	468	0.99%
Time deposits	469,107	1,930	1.67%	510,797	2,738	2.17%

Total deposits	937,840	2,412	1.04%	942,833	3,582	1.54%

Borrowings	248,726	2,442	3.98%	327,996	3,330	4.12%

Total interest-bearing liabilities	1,186,566	4,854	1.66%	1,270,829	6,912	2.21%

Non interest-bearing liabilities	22,233			19,939

Total liabilities	1,208,799			1,290,768

Stockholders’ equity	137,536			123,738
Total liabilities and stockholders’ equity
	$1,346,335			$1,414,506

Net interest income		$9,172			$9,593

Interest rate spread (3)			2.70%			2.69%
Net interest margin (4)			2.85%			2.85%
Ratio of average interest-earning assets to average interest-bearing liabilities

			108.45%			105.95%
Return on average assets			0.69%			0.10%
Return on average equity			6.79%			1.20%

(1) Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $81 and $121 for the quarters ended March 31, 2011 and 2010, respectively.
(2) Includes the average balance of non interest-bearing checking accounts of $42.9 million and $44.7 million during the quarters ended March 31, 2011 and 2010, respectively.
(3) Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

Average Balance Sheets
(Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	March 31, 2011			March 31, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable, net (1)	$1,124,377	$44,164	5.24%	$1,221,897	$51,375	5.61%
Investment securities	31,586	643	2.71%	64,162	1,869	3.88%
FHLB – San Francisco stock	30,116	88	0.39%	33,023	91	0.37%
Interest-earning deposits	124,434	234	0.25%	101,068	191	0.25%

Total interest-earning assets	1,310,513	45,129	4.59%	1,420,150	53,526	5.03%

Non interest-earning assets	63,404			63,894

Total assets	$1,373,917			$1,484,044

Interest-bearing liabilities:
Checking and money market accounts (2)	$260,418	801	0.41%	$220,720	1,066	0.64%
Savings accounts	205,264	884	0.57%	178,563	1,492	1.11%
Time deposits	470,515	6,165	1.75%	552,835	9,838	2.37%

Total deposits	936,197	7,850	1.12%	952,118	12,396	1.73%

Borrowings	279,092	8,587	4.10%	394,727	11,854	4.00%

Total interest-bearing liabilities	1,215,289	16,437	1.80%	1,346,845	24,250	2.40%

Non interest-bearing liabilities	24,317			20,195

Total liabilities	1,239,606			1,367,040

Stockholders’ equity	134,311			117,004
Total liabilities and stockholders’ equity
	$1,373,917			$1,484,044

Net interest income		$28,692			$29,276

Interest rate spread (3)			2.79%			2.63%
Net interest margin (4)			2.92%			2.75%
Ratio of average interest-earning assets to average interest-bearing liabilities

			107.84%			105.44%
Return (loss) on average assets			1.08%			(0.19)%
Return (loss) on average equity			11.04%			(2.38)%

(1) Includes loans held for sale and non-performing loans, as well as net deferred loan cost amortization of $370 and $318 for the nine months ended March 31, 2011 and 2010, respectively.
(2) Includes the average balance of non interest-bearing checking accounts of $46.7 million and $43.8 million during the nine months ended March 31, 2011 and 2010, respectively.
(3) Represents the difference between the weighted-average yield on all interest-earning assets and the weighted-average rate on all interest-bearing liabilities.
(4) Represents net interest income before provision for loan losses as a percentage of average interest-earning assets.

The following table provides the rate/volume variances for the quarters and nine months ended March 31, 2011 and 2010, respectively:

Rate/Volume Variance
(In Thousands)

	Quarter Ended March 31, 2011 Compared
	To Quarter Ended March 31, 2010
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$(1,092)	$(1,387)	$93	$(2,386)
Investment securities	(66)	(76)	16	(126)
FHLB – San Francisco stock	3	(3)	-	-
Interest-bearing deposits	-	33	-	33
Total net change in income on interest-earning assets
	(1,155)	(1,433)	109	(2,479)

Interest-bearing liabilities:
Checking and money market accounts	(171)	36	(16)	(151)
Savings accounts	(228)	34	(17)	(211)
Time deposits	(636)	(223)	51	(808)
Borrowings	(110)	(805)	27	(888)
Total net change in expense on interest-bearing liabilities
	(1,145)	(958)	45	(2,058)
Net (decrease) increase in net interest income
	$(10)	$(475)	$64	$(421)

(1)  Includes loans held for sale and non-performing loans. For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

	Nine Months Ended March 31, 2011 Compared
	To Nine Months Ended March 31, 2010
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Net
Interest-earning assets:
Loans receivable (1)	$(3,379)	$(4,103)	$271	$(7,211)
Investment securities	(564)	(948)	286	(1,226)
FHLB – San Francisco stock	5	(8)	-	(3)
Interest-bearing deposits	-	43	-	43
Total net change in income on interest-earning assets
	(3,938)	(5,016)	557	(8,397)

Interest-bearing liabilities:
Checking and money market accounts	(387)	191	(69)	(265)
Savings accounts	(722)	222	(108)	(608)
Time deposits	(2,591)	(1,465)	383	(3,673)
Borrowings	292	(3,472)	(87)	(3,267)
Total net change in expense on interest-bearing liabilities
	(3,408)	(4,524)	119	(7,813)
Net (decrease) increase in net interest income
	$(530)	$(492)	$438	$(584)

(1)  Includes loans held for sale and non-performing loans. For purposes of calculating volume, rate and rate/volume variances, non-performing loans were included in the weighted-average balance outstanding.

Provision for Loan Losses:

For the Quarters Ended March 31, 2011 and 2010.  During the third quarter of fiscal 2011, the Corporation recorded a provision for loan losses of $2.7 million, compared to a provision for loan losses of $2.3 million during the same period of fiscal 2010.  The loan loss provision in the third quarter of fiscal 2011 was primarily attributable to loan classification downgrades ($5.3 million) and real estate owned write downs ($503,000), partly offset by a decrease in loans held for investment ($399,000 loan loss provision recovery) and a quarterly adjustment in loan loss provision factors ($2.7 million loan loss provision recovery).

For the Nine Months Ended March 31, 2011 and 2010.  During the first nine months of fiscal 2011, the Corporation recorded a provision for loan losses of $4.6 million, compared to a provision for loan losses of $21.8 million during the same period of fiscal 2010.  The loan loss provision in the first nine months of fiscal 2011 was primarily attributable to loan classification downgrades ($11.8 million) and real estate owned write downs ($973,000), partly offset by a decrease in loans held for investment ($1.7 million loan loss provision recovery) and quarterly adjustments in loan loss provision factors ($6.5 million loan loss provision recovery).

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

At March 31, 2011, the allowance for loan losses was $34.5 million, comprised of $17.5 million of general loan loss reserves and $17.0 million of specific loan loss reserves, in comparison to the allowance for loan losses of $43.5 million at June 30, 2010, comprised of $25.7 million of general loan loss reserves and $17.8 million of specific loan loss reserves.  The allowance for loan losses as a percentage of gross loans held for investment was 3.64 percent at March 31, 2011 compared to 4.14 percent at June 30, 2010.  Management considers, based on currently available information, the allowance for loan losses sufficient to absorb potential losses inherent in loans held for investment.  For further analysis on the allowance for loan losses, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 12 to 19.

Non-Interest Income:

For the Quarters Ended March 31, 2011 and 2010.  Total non-interest income increased $5.8 million, or 200 percent, to $8.7 million during the quarter ended March 31, 2011 from $2.9 million during the same period last year.  The increase was primarily attributable to an increase in the gain on sale of loans and a net gain on sale of the existing branch facility in Temecula, California, partly offset by a net loss on the sale and operations of real estate owned that was acquired in the settlement of loans.  As a result of an unsolicited offer, the Bank completed the sale of its existing branch facility in Temecula, California in March 2011 for a net gain of $1.1 million recorded as other non-interest income.

The net gain on sale of loans increased $5.3 million to $6.7 million for the third quarter of fiscal 2011 from $1.4 million in the same quarter of fiscal 2010.  Total loans sold for the quarter ended March 31, 2011 were $430.9 million, an increase of $87.9 million or 26 percent, from $343.0 million for the same quarter last year.  The average loan sale margin for PBM during the third quarter of fiscal 2011 was 1.42 percent, up 106 basis points from 0.36 percent in the same period of fiscal 2010.  The gain on sale of loans for the third quarter of fiscal 2011 includes a $1.2 million recovery from the recourse reserve on loans sold that are subject to repurchase, compared to a $1.2 million provision in the comparable quarter last year.  As of March 31, 2011, the total recourse reserve for loans sold that are subject to repurchase was $4.1 million, compared to $6.3 million at June 30, 2010 and $6.1 million at March 31, 2010.  The gain on sale of loans also includes a favorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, a net gain of $1.4 million, in the third quarter of fiscal 2011 as compared to an unfavorable fair-value adjustment, a net loss of $(752,000), in the same period last year.  As of March 31, 2011, the fair value adjustment of derivative financial instruments pursuant to ASC 815 and ASC 825 resulted in a gain of $4.6 million, compared to a gain of $6.8 million at June 30, 2010 and a gain of $4.8 million at March 31, 2010.

Total loans originated for sale increased $64.7 million, or 18 percent, to $423.9 million in the third quarter of fiscal 2011 from $359.2 million during the same period last year.  The loan origination volumes were achieved as a result of favorable liquidity in the secondary mortgage markets particularly in FHA/VA, Fannie Mae and Freddie Mac loan products, and an increase in activity resulting from relatively low mortgage interest rates. The mortgage banking environment remains highly volatile as a result of the well-publicized weakness of the single-family real estate market.

The net loss on sale and operations of real estate owned acquired in the settlement of loans was $(550,000) in the third quarter of fiscal 2011 compared to a net gain of $58,000 in the same quarter last year.  The net loss in the third quarter of fiscal 2011 was primarily due to a net loss on the sale of real estate owned ($675,000) and operating expenses of real estate owned ($347,000), partly offset by a recovery from the reserve for losses on real estate owned ($474,000).  Thirty-nine real estate owned properties were sold in the quarter ended March 31, 2011 as compared to 25 properties sold in the quarter ended March 31, 2010.  See the related discussion on “Asset Quality” on pages 44 to 52.

For the Nine Months Ended March 31, 2011 and 2010.  Total non-interest income increased $12.5 million, or 75 percent, to $29.1 million during the nine months ended March 31, 2011 from $16.6 million during the same period last year.  The increase was primarily attributable to an increase in the gain on sale of loans and the gain on sale of the existing branch facility in Temecula, California, partly offset by a decrease in the gain on sale of investment securities and a net loss on sale and operations of real estate owned that were acquired in the settlement of loans.

The net gain on sale of loans increased $15.7 million, or 160 percent, to $25.5 million for the nine months ended March 31, 2011 from $9.8 million in the same period last year.  Total loans sold for the nine months ended March 31, 2011 were $1.71 billion, an increase of $404.9 million or 31 percent, from $1.31 billion for the same period last year.  The average loan sale margin for PBM during the first nine months of fiscal 2011 was 1.52 percent, up 79 basis points from 0.73 percent in the same period of fiscal 2010.  The gain on sale of loans for the first nine months of fiscal 2011 includes a $527,000 recovery from the recourse reserve on loans sold that are subject to repurchase, compared to a $4.2 million provision in the comparable period last year.  The gain on sale of loans also includes an unfavorable fair-value adjustment on derivative financial instruments pursuant to ASC 815 and ASC 825, resulting in a net loss of $(2.3) million, in the first nine months of fiscal 2011 as compared to a favorable fair-value adjustment resulting in a net gain of $917,000, in the same period of fiscal 2010.  The mortgage banking environment has shown improvement as a result of relatively low mortgage interest rates but remains volatile.

Total loans originated for sale increased to $1.69 billion in the first nine months of fiscal 2011 as compared to $1.32 billion during the same period last year.

A total of $65.3 million of investment securities, comprised of U.S. government sponsored enterprise MBS and U.S. government agency MBS, were sold in the nine months ended March 31, 2010 for a net gain of $2.3 million as part of the Corporation’s short-term deleveraging strategy, which was not replicated in the same period of fiscal 2011.

The net loss on sale and operations of real estate owned acquired in the settlement of loans was $(1.6) million in the first nine months of fiscal 2011 compared to a net gain of $247,000 in the same period last year.  The net loss in the first nine months of fiscal 2011 was primarily due to a net loss on sale of real estate owned ($187,000) and operating expenses of real estate owned ($1.4 million), partly offset by a recovery from the reserve for losses on real estate owned ($28,000).  A total of 101 real estate owned properties were sold in the nine months ended March 31, 2011 as compared to 115 properties sold in the nine months ended March 31, 2010.

Non-Interest Expense:

For the Quarters Ended March 31, 2011 and 2010.  Total non-interest expense in the quarter ended March 31, 2011 was $11.0 million, an increase of $1.5 million or 16 percent, as compared to $9.5 million in the same quarter of fiscal 2010.  The increase in non-interest expense was primarily the result of a significant increase in mortgage banking non-interest expenses, primarily attributable to higher loan originations.

Total salaries and employee benefits increased $1.1 million, or 18 percent, to $7.2 million in the third quarter of fiscal 2011 from $6.1 million in the same period of fiscal 2010.  The increase was primarily attributable to higher employee compensation and compensation incentives related to higher loan originations (refer to “Loan Volume Activities” on page 53 for details).

For the Nine Months Ended March 31, 2011 and 2010.  Total non-interest expense in the nine months ended March 31, 2011 was $33.6 million, an increase of $5.9 million or 21 percent, as compared to $27.7 million in the same period last year.  The increase in non-interest expense was primarily the result of a significant increase in mortgage banking non-interest expenses.

Total compensation increased $5.3 million, or 32 percent, to $22.1 million in the first nine months of fiscal 2011 from $16.8 million in the same period of fiscal 2010.  The increase was primarily attributable to employee compensation and compensation incentives related to higher mortgage banking loan volume (refer to “Loan Volume Activities” on page 53 for details).

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

For the Quarters Ended March 31, 2011 and 2010.  The income tax provision was $1.8 million for the quarter ended March 31, 2011 as compared to $229,000 during the same period last year.  The effective income tax rate for the quarter ended March 31, 2011 was 43.5 percent as compared to 38.2 percent in the same quarter last year.  The increase in the effective income tax rate was primarily the result of a higher percentage of permanent tax differences relative to income before taxes.  The Corporation believes that the effective income tax rate applied in the third quarter of fiscal 2011 reflects its current income tax obligations.

For the Nine Months Ended March 31, 2011 and 2010.  The income tax provision was $8.5 million for the nine months ended March 31, 2011 as compared to an income tax benefit of $(1.6) million during the same period last year.  The effective income tax rate for the nine months ended March 31, 2011 increased slightly to 43.3 percent as compared to 43.1 percent for the same period last year.  The increase in the effective income tax rate was primarily the result of a higher percentage of permanent tax differences relative to income or loss before taxes.  The Corporation believes that the effective income tax rate applied in the first nine months of fiscal 2011 reflects its current income tax obligations.

Asset Quality

Non-performing loans, consisting solely of non-accrual loans with collateral primarily located in Southern California, decreased to $46.6 million at March 31, 2011 from $58.8 million at June 30, 2010.  The non-performing loans at March 31, 2011 were primarily comprised of 128 single-family loans ($37.3 million); four multi-family loans ($4.9 million); five commercial real estate loans ($2.8 million); two other mortgage loans ($1.2 million); one construction loan ($250,000) and four commercial business loans ($145,000).  No interest accruals were made for loans that were past due 90 days or more or if the loans were deemed impaired.

When a loan is considered impaired, as defined by ASC 310 “Receivables,” the Corporation measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  However, if the loan is “collateral-dependent” or foreclosure is probable, impairment is measured based on the fair value of the collateral.  At least quarterly, management reviews impaired loans.  When the measured value of an impaired loan is less than the recorded investment in the loan, the Corporation records a specific valuation allowance equal to the excess of the recorded investment in the loan over its measured value.  A general loan loss allowance is provided on loans not specifically identified as impaired (non-impaired loans).  The general loan loss allowance is determined based on a quantitative and a qualitative analysis using a loss migration methodology.  The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications.  Loss experience is quantified for the most recent four quarters, and that loss experience is applied to the stratified portfolio at each quarter end.  The qualitative analysis data includes current unemployment rates, retail sales, gross domestic product, real estate value trends, and commercial real estate vacancy rates, among other current economic data.

As of March 31, 2011, restructured loans decreased to $44.8 million from $60.0 million at June 30, 2010.  At March 31, 2011 and June 30, 2010, $23.3 million and $23.6 million, respectively, of these restructured loans were classified as non-performing.  As of March 31, 2011, $34.2 million, or 76 percent, of the restructured loans have a current payment status; this compares to 81 percent, or $48.7 million of restructured loans that had a current payment status as of June 30, 2010.

The non-performing loans as a percentage of loans held for investment decreased to 5.11 percent at March 31, 2011 from 5.84 percent at June 30, 2010.  Real estate owned was $10.7 million (64 properties) at March 31, 2011, a decrease of $4.0 million or 27 percent from $14.7 million (77 properties) at June 30, 2010.  The Bank has not suspended foreclosures or found it necessary to complete a review of its foreclosure process because, to date, the Bank has not been in a situation where its foreclosure documentation, process or legal standing has been challenged by a court.  The Bank maintains the original promissory note and deed of trust for loans held for investment and for those loans serviced for others.  As a result, the Bank does not rely on lost-note affidavits to fulfill foreclosure filing requirements.

Non-performing assets, which includes non-performing loans and real estate owned, as a percentage of total assets decreased to 4.28 percent at March 31, 2011 from 5.25 percent at June 30, 2010.  Restructured loans which are performing in accordance with their modified terms and are not otherwise classified non-accrual are not included in non-performing assets.  For further analysis on non-performing loans and restructured loans, see Note 6 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements on pages 12 to 19.

Occasionally, the Bank is required to repurchase loans sold to Freddie Mac, Fannie Mae or other institutional investors if it is determined that such loans do not meet the credit requirements of the investor, or if one of the parties involved in the loan misrepresented pertinent facts, committed fraud, or if such loans were 90-days past due within 120 days of the loan funding date.

During the third quarter and nine months of fiscal 2011, the Bank did not repurchase any loans from investors pursuant to the recourse/repurchase covenants contained in the Bank’s loan sale agreements, although some repurchase requests were settled that did not result in the repurchase of the loan itself.  In the third quarter and nine months of fiscal 2010, the Bank repurchased $0 and two loans of $368,000, respectively.  The primary reasons for settling the repurchase requests were borrower fraud, undisclosed liabilities on borrower applications, documentation and verification disputes and appraisal disputes.  For the third quarter of fiscal 2011, the Bank did not settle any claims, but recovered $1.2 million from the recourse reserve.  This compares to the third quarter of fiscal 2010 when the Bank settled claims for $208,000 and added $970,000 to the recourse reserve, resulting in a net loss of $(1.2) million.  For the first nine months of fiscal 2011, the Bank settled claims for $1.7 million, but recovered $2.3 million from the recourse reserve, resulting in a net gain of $527,000.  This compares to the first nine months of fiscal 2010 when the Bank settled claims for $1.5 million and added $2.7 million to the recourse reserve, resulting in a net loss of $(4.2) million.  As of March 31, 2011, the total recourse reserve for loans sold that are subject to repurchase was $4.1 million, compared to $6.3 million at June 30, 2010 and $6.1 million at March 31, 2010.  The Bank has implemented tighter underwriting standards to reduce this problem, including higher credit scores, generally lower debt-to-income ratios, and verification of income and assets, among other criteria.  Despite management’s diligent estimate of the recourse reserve, the Bank is still subject to risks and uncertainties associated with potentially higher loan repurchase claims from investors, primarily those related to loans originated and sold in the calendar years 2004 through 2007.  The following table shows the summary of the recourse liability for the quarters and nine months ended March 31, 2011 and 2010:

	For the Quarters Ended March 31,		For the Nine Months Ended March 31,
Recourse Liability	2011	2010	2011	2010
(In Thousands)

Balance, beginning of the period	$ 5,295	$ 5,103	$ 6,335	$ 3,406
(Recovery) provision	(1,236)	1,178	(527)	4,231
Net settlements in lieu of loan repurchases	-	(208)	(1,749)	(1,564)
Balance, end of the period	$ 4,059	$ 6,073	$ 4,059	$ 6,073

A decline in real estate values subsequent to the time of origination of the Corporation’s real estate secured loans could result in higher loan delinquency levels, foreclosures, provisions for loan losses and net charge-offs.  Real estate values and real estate markets are beyond the Corporation’s control and are generally affected by changes in national, regional or local economic conditions and other factors.  These factors include fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California where substantially all of the Corporation’s real estate collateral is located.  If real estate values continue to decline further from the levels described in the following tables (which were calculated at the time of loan origination), the value of real estate collateral securing the Corporation’s loans could be significantly reduced.  The Corporation’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and it would be more likely to suffer losses on defaulted loans.  The Corporation generally does not update the loan-to-value ratio (“LTV”) on its loans held for investment by obtaining new appraisals or broker price opinions (nor does the Corporation intend to do so in the future as a result of the costs and inefficiencies associated with completing the task) unless a specific loan has demonstrated deterioration or the Corporation receives a loan modification request from a borrower (in which case specific loan valuation allowances are established, if required).  Therefore, it is reasonable to assume that the LTV ratios disclosed in the following tables may be understated in comparison to their current LTV ratios as a result of their year of origination, the subsequent general decline in real estate values that occurred and the specific location of the individual properties.  The Corporation has not quantified the current LTVs of its loans held for investment nor the impact the decline in real estate values has had on the original LTVs of its loans held for investment.

The following table describes certain credit risk characteristics of the Corporation’s single-family, first trust deed, mortgage loans held for investment as of March 31, 2011:

		Weighted-	Weighted-	Weighted-
	Outstanding	Average	Average	Average
(Dollars In Thousands)	Balance (1)	FICO (2)	LTV (3)	Seasoning (4)
Interest only	$ 253,682	735	73%	4.58 years
Stated income (5)	$ 267,590	732	72%	5.26 years
FICO less than or equal to 660	$ 15,759	642	69%	5.99 years
Over 30-year amortization	$ 19,791	738	68%	5.52 years

(1)
The outstanding balance presented on this table may overlap more than one category.  Of the outstanding balance, $31.0 million of “Interest only,” $31.1 million of “Stated income,” $4.0 million of “FICO less than or equal to 660,” and $3.2 million of “Over 30-year amortization” balances were non-performing.

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

The following table summarizes the amortization schedule of the Corporation’s interest only single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2011:

(Dollars In Thousands)	Balance	Non-Performing (1)	30 - 89 Days Delinquent (1)
Fully amortize in the next 12 months	$ 6,280	28%	-%
Fully amortize between 1 year and 5 years	81,665	12%	1%
Fully amortize after 5 years	165,737	12%	-%
Total	$ 253,682	12%	1%

(1)	As a percentage of each category.

The following table summarizes the interest rate reset (repricing) schedule of the Corporation’s stated income single-family, first trust deed, mortgage loans held for investment, including the percentage of those which are identified as non-performing or 30 – 89 days delinquent as of March 31, 2011:

(Dollars In Thousands)	Balance (1)	Non-Performing (1)	30 - 89 Days Delinquent (1)
Interest rate reset in the next 12 months	$ 224,916	11%	2%
Interest rate reset between 1 year and 5 years	42,629	13%	2%
Interest rate reset after 5 years	45	-%	-%
Total	$ 267,590	12%	2%

(1)	As a percentage of each category. Also, the loan balances and percentages on this table may overlap with the interest only single-family, first trust deed, mortgage loans held for investment table.

The reset of interest rates on adjustable rate mortgage loans (primarily interest only single-family loans) to a fully-amortizing status has not created a payment shock for most of the Bank’s borrowers primarily because the majority of the loans are repricing at a 2.75% margin over six-month LIBOR which has resulted in a lower interest rate than the borrowers pre-adjustment interest rate.  Management expects that the economic recovery will be slow to develop, which may translate to an extended period of lower interest rates and a reduced risk of mortgage payment shock for the foreseeable future.  The higher delinquency levels experienced by the Bank during fiscal 2010 and the first nine months of fiscal 2011 were primarily due to high unemployment caused by the recession and the decline in real estate values, particularly in Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s single-family, first trust deed, mortgage loans held for investment, at March 31, 2011:

	Calendar Year of Origination
	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	YTD 2011	Total
Loan balance (in thousands)	$33,497	$71,302	$156,746	$130,925	$80,789	$33,838	$1,584	$826	$515	$510,022
Weighted-average LTV (1)	61%	73%	71%	70%	72%	76%	57%	72%	61%	71%
Weighted-average age (in years)	10.20	6.55	5.69	4.70	3.72	2.99	1.86	0.76	0.15	5.34
Weighted-average FICO (2)	716	723	731	741	733	742	750	726	726	733
Number of loans	223	218	409	292	155	63	6	3	2	1,371

Geographic breakdown (%)
Inland Empire	38%	29%	31%	29%	29%	29%	100%	100%	40%	31%
Southern California (3)	57%	65%	61%	52%	41%	41%	-%	-%	-%	54%
Other California (4)	4%	5%	7%	17%	29%	30%	-%	-%	60%	14%
Other States	1%	1%	1%	2%	1%	-%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s multi-family loans held for investment, at March 31, 2011:

	Calendar Year of Origination
	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	YTD 2011	Total
Loan balance (in thousands)	$16,631	$39,763	$51,278	$92,678	$94,841	$16,027	$ -	$971	$7,040	$319,229
Weighted-average LTV (1)	48%	50%	53%	55%	56%	50%	-%	69%	68%	54%
Weighted-average DCR (2)	1.58x	1.46x	1.27x	1.27x	1.25x	1.39x	-x	1.33x	1.35x	1.31x
Weighted-average age (in years)	8.78	6.77	5.76	4.80	3.73	2.93	-	0.92	0.04	4.88
Weighted-average FICO (3)	720	711	701	707	700	755	-	715	738	713
Number of loans	39	55	84	103	116	22	-	4	7	430

Geographic breakdown (%)
Inland Empire	18%	20%	7%	12%	3%	9%	-%	-%	19%	10%
Southern California (4)	74%	76%	66%	58%	85%	89%	-%	33%	47%	72%
Other California (5)	8%	3%	26%	27%	12%	2%	-%	67%	34%	17%
Other States	-%	1%	1%	3%	-%	-%	-%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	-%	100%	100%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral or purchase price of the real estate collateral.
(2)	Debt Coverage Ratio (“DCR”) at time of origination.
(3)	At time of loan origination.
(4)	Other than the Inland Empire.
(5)	Other than the Inland Empire and Southern California.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s multi-family loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2011:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 187,885	3%	-%	6%
Interest rate reset or mature between 1 year and 5 years	101,415	-%	-%	5%
Interest rate reset or mature after 5 years	29,929	-%	-%	17%
Total	$ 319,229	2%	-%	7%

(1)	As a percentage of each category.

The following table describes certain credit risk characteristics, geographic locations and the calendar year of loan origination of the Corporation’s commercial real estate loans held for investment, at March 31, 2011:

	Calendar Year of Origination
	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	YTD 2011	Total (5) (6)
Loan balance (in thousands)	$20,842	$8,915	$16,034	$20,892	$19,755	$6,204	$11,184	$528	$-	$104,354
Weighted-average LTV (1)	45%	50%	47%	56%	53%	37%	59%	49%	-%	51%
Weighted-average DCR (2)	1.55x	2.53x	2.03x	2.40x	2.32x	1.74x	1.22x	1.96x	-x	2.00x
Weighted-average age (in years)	9.02	6.71	5.70	4.67	3.75	2.93	1.74	0.74	-	5.26
Weighted-average FICO (2)	732	709	700	719	715	756	722	705	-	718
Number of loans	34	17	21	24	21	10	5	4	-	136

Geographic breakdown (%):
Inland Empire	70%	30%	66%	22%	40%	7%	86%	58%	-%	49%
Southern California (3)	30%	70%	34%	77%	51%	93%	-%	42%	-%	48%
Other California (4)	-%	-%	-%	1%	9%	-%	-%	-%	-%	2%
Other States	-%	-%	-%	-%	-%	-%	14%	-%	-%	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	-%	100%

(1)	LTV is the ratio calculated by dividing the current loan balance by the original appraised value of the real estate collateral or purchase price of the real estate collateral.
(2)	At time of loan origination.
(3)	Other than the Inland Empire.
(4)	Other than the Inland Empire and Southern California.
(5)
Comprised of the following: $27.7 million in Retail; $25.6 million in Office; $9.4 million in Medical/Dental Office; $9.2 million in Mixed Use; $8.9 million in Light Industrial/Manufacturing; $5.8 million in Warehouse; $3.6 million in Restaurant/Fast Food; $3.4 million in Mini-Storage; $3.0 million in Research and Development; $2.5 million in Mobile Home Park; $2.0 million in School; $1.9 million in Hotel and Motel; $1.1 million in Automotive – Non Gasoline; and $342,000 in Other.

(6)	Consisting of $68.9 million or 66.0% in investment properties and $35.5 million or 34.0% in owner occupied properties.

The following table summarizes the interest rate reset or maturity schedule of the Corporation’s commercial real estate loans held for investment, including the percentage of those which are identified as non-performing, 30 – 89 days delinquent or not fully amortizing as of March 31, 2011:

(Dollars In Thousands)	Balance	Non- Performing (1)	30 - 89 Days Delinquent (1)	Percentage Not Fully Amortizing (1)
Interest rate reset or mature in the next 12 months	$ 61,331	5%	-%	22%
Interest rate reset or mature between 1 year and 5 years	31,383	-%	-%	14%
Interest rate reset or mature after 5 years	11,640	-%	-%	68%
Total	$ 104,354	3%	-%	25%

(1)	As a percentage of each category.

The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans, net of specific loan loss reserves at the dates indicated:

	At March 31,	At June 30,
	2011	2010
(Dollars In Thousands)

Loans on non-accrual status (excluding restructured loans):
Mortgage loans:
Single-family	$ 20,160	$ 30,129
Multi-family	2,558	3,945
Commercial real estate	375	725
Construction	250	350
Consumer loans	-	1
Total	23,343	35,150

Accruing loans past due 90 days or more	-	-

Restructured loans on non-accrual status:
Mortgage loans:
Single-family	17,185	19,522
Multi-family	2,368	2,541
Commercial real estate	2,405	1,003
Other	1,203	-
Commercial business loans	145	567
Total	23,306	23,633

Total non-performing loans	46,649	58,783

Real estate owned, net	10,659	14,667
Total non-performing assets	$ 57,308	$ 73,450

Restructured loans on accrual status:
Mortgage loans:
Single-family	$ 19,929	$ 33,212
Multi-family	914	-
Commercial real estate	536	1,832
Other	-	1,292
Commercial business loans	90	-
Total	$ 21,469	$ 36,336

Non-performing loans as a percentage of loans held for investment, net of allowance for loan losses	5.11%	5.84%

Non-performing loans as a percentage of total assets	3.48%	4.20%

Non-performing assets as a percentage of total assets	4.28%	5.25%

The following table describes the non-performing loans by the calendar year of origination as of March 31, 2011:

	Calendar Year of Origination
(Dollars In Thousands)	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	YTD 2011	Total
Mortgage loans:
Single-family	$ 200	$ 4,703	$ 10,962	$ 11,978	$ 7,325	$ 2,092	$ 85	$ -	$ -	$ 37,345
Multi-family	-	-	-	4,926	-	-	-	-	-	4,926
Commercial real estate	-	1,293	643	469	375	-	-	-	-	2,780
Construction	-	-	-	-	250	-	-	-	-	250
Other	-	-	-	-	-	231	972	-	-	1,203
Commercial business loans	-	-	-	-	-	-	145	-	-	145
Total	$ 200	$ 5,996	$ 11,605	$ 17,373	$ 7,950	$ 2,323	$ 1,202	$ -	$ -	$ 46,649

The following table describes the non-performing loans by the geographic location as of March 31, 2011:

(Dollars In Thousands)	Inland Empire	Southern California (1)	Other California (2)	Other States	Total
Mortgage loans:
Single-family	$ 13,014	$ 20,490	$ 3,213	$ 628	$ 37,345
Multi-family	490	1,032	3,404	-	4,926
Commercial real estate	1,112	1,668	-	-	2,780
Construction	-	250	-	-	250
Other	1,203	-	-	-	1,203
Commercial business loans	3	142	-	-	145
Total	$ 15,822	$ 23,582	$ 6,617	$ 628	$ 46,649

(1)	Other than the Inland Empire.
(2)	Other than the Inland Empire and Southern California.

The following table summarizes classified assets, which is comprised of classified loans and real estate owned at the dates indicated:

	At March 31, 2011		At June 30, 2010
(Dollars In Thousands)	Balance	Count	Balance	Count

Special mention loans:
Mortgage loans:
Single-family	$ 5,686	17	$ 8,246	26
Multi-family	913	1	2,823	2
Commercial real estate	4,170	5	8,062	6
Other	-	-	1,292	1
Commercial business loans	309	3	75	1
Total special mention loans	11,078	26	20,498	36

Substandard loans:
Mortgage loans:
Single-family	38,484	136	50,562	171
Multi-family	6,243	7	6,960	7
Commercial real estate	7,713	10	2,005	6
Construction	250	1	350	1
Other	1,203	2	-	-
Commercial business loans	159	5	567	3
Total substandard loans	54,052	161	60,444	188

Total classified loans	65,130	187	80,942	224

Real estate owned:
Single-family	8,693	35	13,574	49
Multi-family	1,113	2	193	1
Commercial real estate	377	1	424	1
Other	476	26	476	26
Total real estate owned	10,659	64	14,667	77

Total classified assets	$ 75,789	251	$ 95,609	301

Loan Volume Activities

The following table is provided to disclose details related to the volume of loans originated and sold (in thousands):

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Loans originated for sale:
Retail originations	$ 126,625	$ 101,002	$ 581,158	$ 304,410
Wholesale originations	297,264	258,247	1,112,744	1,011,389
Total loans originated for sale (1)	423,889	359,249	1,693,902	1,315,799

Loans sold:
Servicing released	(429,747)	(342,952)	(1,710,060)	(1,305,049)
Servicing retained	(1,144)	-	(1,329)	(1,492)
Total loans sold (2)	(430,891)	(342,952)	(1,711,389)	(1,306,541)

Loans originated for investment:
Mortgage loans:
Single-family	679	-	679	323
Multi-family	430	515	570	515
Commercial real estate	-	-	539	1,300
Commercial business loans	370	-	370	-
Consumer loans	-	18	-	124
Total loans originated for investment (3)	1,479	533	2,158	2,262

Loans purchased for investment:
Mortgage loans:
Multi-family	6,610	-	6,610	-
Total loans purchased for investment	6,610	-	6,610	-

Mortgage loan principal payments	(19,748)	(22,615)	(76,710)	(85,744)
Real estate acquired in settlement of loans	(10,613)	(19,050)	(36,146)	(45,051)
Increase (decrease) in other items, net (4)	4,969	4,992	5,015	(3,485)
Net decrease in loans held for investment,
loans held for sale at fair value and loans held for sale at lower cost or market	$ (24,305)	$ (19,843)	$ (116,560)	$ (122,760)

(1)	Includes PBM loans originated for sale during the quarters and nine months ended March 31, 2011 and 2010 totaling $423.9 million, $359.2 million, $1.69 billion and $1.32 billion, respectively.
(2)	Includes PBM loans sold during the quarters and nine months ended March 31, 2011 and 2010 totaling $430.9 million, $342.9 million, $1.71 billion and $1.31 billion, respectively.
(3)	Includes PBM loans originated for investment during the quarters and nine months ended March 31, 2011 and 2010 totaling $370, $0, $370 and $223, respectively.
(4)	Includes net changes in undisbursed loan funds, advances for escrows/impounds, deferred loan fees or costs, allowance for loan losses and fair value of loans held for sale.

Loans that the Bank has originated for sale are primarily sold on a servicing released basis.  Clear ownership is conveyed to the investor by endorsing the original note in favor of the investor; transferring the servicing to a new servicer consistent with investor instructions; communicating the servicing transfer to the borrower as required by law; and shipping the original loan file and collateral instruments to the investor contemporaneous with receiving the cash proceeds from the sale of the loan.  Additionally, the Bank registers the change of ownership in MERS as required by the contractual terms of the loan sale agreement but does not believe that doing so clouds ownership of the note since the steps previously described have also been taken.  Also, the Bank retains an imaged copy of the entire loan file and collateral instruments as an abundance of caution in the event questions arise that can only be answered by reviewing the loan file.  Additionally, the Bank does not originate or sponsor mortgage-backed securities.

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

The primary investing activity of the Bank is the origination and purchase of loans held for investment and loans held for sale.  During the first nine months of fiscal 2011 and 2010, the Bank originated $1.70 billion and $1.32 billion of loans, respectively.  During the first nine months of fiscal 2011 and 2010, the Bank also purchased $6.6 million and $0, respectively, of loans from other financial institutions.  The total loans sold in the first nine months of fiscal 2011 and 2010 were $1.71 billion and $1.31 billion, respectively.  At March 31, 2011, the Bank had loan origination commitments totaling $137.7 million and undisbursed lines of credit totaling $5.2 million.  The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

The Bank’s primary financing activity is gathering deposits.  During the first nine months of fiscal 2011, the net increase in deposits was $14.0 million in comparison to a net decrease in deposits of $41.3 million during the same period in fiscal 2010.  During the first quarter of fiscal 2010, the Bank prepaid and did not renew deposits from a single depositor with an aggregate balance of $83.0 million in time deposits, consistent with the Bank’s strategy to deleverage the balance sheet.  On March 31, 2011, time deposits that are scheduled to mature in one year or less were $274.0 million and the total time deposits with a principal amount of $100,000 or higher were $236.5 million, including brokered time deposits of $19.6 million.   Historically, the Bank has been able to retain a significant percentage of its time deposits as they mature by adjusting deposit rates to the current interest rate environment.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and cash equivalents to meet short-term liquidity needs.  At March 31, 2011, total cash and cash equivalents were $175.4 million, or 13 percent of total assets.    Depending on market conditions and the pricing of deposit products and FHLB – San Francisco advances, the Bank may rely on FHLB – San Francisco advances for part of its liquidity needs.  As of March 31, 2011, the financing availability at FHLB – San Francisco was limited to 35 percent of total assets; the remaining borrowing facility was $227.6 million and the remaining unused collateral was $319.5 million.  In addition, the Bank has secured a $23.9 million discount window facility at the Federal Reserve Bank of San Francisco, collateralized by investment securities with a fair market value of $25.2 million.  As of March 31, 2011, there was no outstanding borrowing under this facility.

Regulations require thrifts to maintain adequate liquidity to assure safe and sound operations. The Bank’s average liquidity ratio (defined as the ratio of average qualifying liquid assets to average deposits and borrowings) for the quarter ended March 31, 2011 increased to 32.6 percent from 26.3 percent during the quarter ended June 30, 2010.  The relatively high level of liquidity is consistent with the Corporation’s strategy to mitigate liquidity risk during this period of economic uncertainty.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements.  Under the OTS prompt corrective action provisions, a minimum ratio of 2.0 percent for Tangible Capital is required to be deemed other than “critically undercapitalized,” while a minimum of 5.0 percent for Core Capital, 10.0 percent for Total Risk-Based Capital and 6.0 percent for Tier 1 Risk-Based Capital is required to be deemed “well capitalized.”  As of March 31, 2011, the Bank exceeded all regulatory capital requirements to be deemed “well capitalized.”  The Bank’s actual and required capital amounts and ratios as of March 31, 2011 are as follows (dollars in thousands):

	Amount	Percent

Tangible capital	$ 135,931	10.16%
Requirement	26,767	2.00

Excess over requirement	$ 109,164	8.16%

Core capital	$ 135,931	10.16%
Requirement to be “Well Capitalized”	66,916	5.00

Excess over requirement	$ 69,015	5.16%

Total risk-based capital	$ 144,173	16.07%
Requirement to be “Well Capitalized”	89,694	10.00

Excess over requirement	$ 54,479	6.07%

Tier 1 risk-based capital	$ 132,884	14.82%
Requirement to be “Well Capitalized”	53,817	6.00

Excess over requirement	$ 79,067	8.82%

The ability of the Corporation to pay dividends to stockholders depends primarily on the ability of the Bank to pay dividends to the Corporation.  The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below the regulatory capital requirements imposed by federal and state regulation.  The Corporation paid $343,000 of cash dividends to its shareholders in the first nine months of fiscal 2011.

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

Supplemental Information

	At	At	At
	March 31,	June 30,	March 31,
	2011	2010	2010

Loans serviced for others (in thousands)	$ 112,765	$ 134,747	$ 140,462

Book value per share	$ 12.22	$ 11.20	$ 10.90

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk.

One of the Corporation’s principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuating interest rates.  The Corporation has sought to reduce the exposure of its earnings to changes in interest rates by attempting to manage the repricing mismatch between interest-earning assets and interest-bearing liabilities.  The principal element in achieving this objective is to increase the interest-rate sensitivity of the Corporation’s interest-earning assets by retaining for its portfolio new loan originations with interest rates subject to periodic adjustment to market conditions and by selling fixed-rate, single-family mortgage loans.  In addition, the Corporation maintains an investment portfolio, which is largely in U.S. government agency MBS and U.S. government sponsored enterprise MBS with contractual maturities of up to 30 years that reprice frequently.  The Corporation relies on retail deposits as its primary source of funds while utilizing FHLB – San Francisco advances as a secondary source of funding.  Management believes retail deposits, unlike brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.  As part of its interest rate risk management strategy, the Corporation promotes transaction accounts and time deposits with terms up to five years.

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

The following table is derived from the OTS interest rate risk model and represents the NPV based on the indicated changes in interest rates as of March 31, 2011 (dollars in thousands).

Basis Points ("bp") Change in Rates	Net Portfolio Value	NPV Change (1)	Portfolio Value of Assets	NPV as Percentage of Portfolio Value Assets (2)	Sensitivity Measure (3)

+300 bp	$ 132,902	$ (35,420)	$ 1,342,376	9.90%	-225 bp
+200 bp	$ 149,227	$ (19,095)	$ 1,360,664	10.97%	-118 bp
+100 bp	$ 161,599	$ (6,723)	$ 1,375,349	11.75%	-40 bp
0 bp	$ 168,322	$ -	$ 1,385,175	12.15%	- bp
-100 bp	$ 170,574	$ 2,252	$ 1,392,668	12.25%	+10 bp

(1)	Represents the (decrease) increase of the NPV at the indicated interest rate change in comparison to the NPV at March 31, 2011 (“base case”).
(2)	Calculated as the NPV divided by the portfolio value of total assets.
(3)	Calculated as the change in the NPV ratio from the base case amount assuming the indicated change in interest rates (expressed in basis points).

The following table is derived from the OTS interest rate risk model, the OTS interest rate risk regulatory guidelines, and represents the change in the NPV at a +200 basis point rate shock at March 31, 2011 and a -100 basis point rate shock at June 30, 2010.

	At March 31, 2011		At June 30, 2010
	(+200 bp rate shock)		(-100 bp rate shock)
Pre-Shock NPV Ratio: NPV as a % of PV Assets	12.15%		10.81%
Post-Shock NPV Ratio: NPV as a % of PV Assets	10.97%		10.47%
Sensitivity Measure: Change in NPV Ratio	118	bp	34	bp
TB 13a Level of Risk	Minimal		Minimal

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

The Bank also models the sensitivity of net interest income for the 12-month period subsequent to any given month-end assuming a dynamic balance sheet (accounting for the Bank’s current balance sheet, 12-month business plan, embedded options, rate floors, periodic caps, lifetime caps, and loan, investment, deposit and borrowing cash flows, among others), and immediate, permanent and parallel movements in interest rates of plus 200, plus 100 and minus 100 basis points.  The following table describes the results of the analysis at March 31, 2011 and June 30, 2010.

At March 31, 2011		At June 30, 2010
Basis Point (bp) Change in Rates	Change in Net Interest Income	Basis Point (bp) Change in Rates	Change in Net Interest Income
+200 bp	+30.53%	+200 bp	+21.80%
+100 bp	+20.12%	+100 bp	+14.52%
-100 bp	-10.89%	-100 bp	-16.60%

At both March 31, 2011 and June 30, 2010, the Bank was asset sensitive as its interest-earning assets are expected to reprice more quickly than its interest-bearing liabilities during the subsequent 12-month period.  Therefore, in a rising interest rate environment, the model projects an increase in net interest income over the subsequent 12-month period.  In a falling interest rate environment, the results project a decrease in net interest income over the subsequent 12-month period.

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

ITEM 4 – Controls and Procedures.

a) An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2011 are effective, at the reasonable assurance level, in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter and nine months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter and nine months ended March 31, 2011, the Corporation did not purchase any equity securities and did not sell any securities that were not registered under the Securities Act of 1933.

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

10.5
Severance Agreement with Richard L. Gale, Kathryn R. Gonzales, Lilian Salter,  Donavon P. Ternes and David S. Weiant (incorporated by reference to Exhibit 10.1 in the Corporation’s Form 8-K dated February 24, 2011)

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

Provident Financial Holdings, Inc.

May 10, 2011                                                                                                                 /s/ Craig. G. Blunden
Craig G. Blunden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2011                                                                                                                 /s/ Donavon P. Ternes
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